Form 10-Q
period 1994-01-31
PETROLEUM HELICOPTERS INC
filed 1994-02-28
CIK 350403

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1994
                               OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 0-9827

                    PETROLEUM HELICOPTERS, INC.

    (Exact name of registrant as specified in its Charter)
          Delaware                          72-0395707
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

             5728 JEFFERSON HIGHWAY, P. O. BOX 23502
                  NEW ORLEANS, LOUISIANA  70183

            (Address of principal executive offices)
                         (Zip Code)

                        504-733-6790

      (Registrant's telephone number, including area code)
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO     .

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                     Outstanding
                 Class                              Feb. 28, 1994

Voting Common Stock(P/V $.08 1/3 P/S)                 3,278,068
Non-Voting Common Stock(P/V $.08 1/3 P/S)             2,200,000

                     PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

              PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                        January 31,        April 30,
                                            1994             1993
                                        (UNAUDITED)            *
                                           (Thousands of dollars)

ASSETS
Current assets:
  Cash and cash equivalents              $  4,542           $  2,309
  Accounts receivable - net of
    allowance                              28,406             30,797
  Inventory                                25,462             24,592
  Prepaid expenses                          1,519              2,221
  Refundable income taxes                    -                   789
          Total current assets             59,929             60,708
Investments                                   160                158
Property and equipment:
  Cost                                    195,697            185,996
  Less accumulated depreciation          (109,770)          (105,762)
                                           85,927             80,234
Other assets                                  110               -
                                         $146,126           $141,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
    accrued expenses                     $ 19,098           $ 16,214
  Accrued vacation pay                      4,429              4,525
  Income taxes payable                        204               -
  Current portion of long-term debt         8,692              8,550
          Total current liabilities        32,423             29,289
Long-term debt                             30,706             30,950
Deferred income taxes                       8,885              8,885

Stockholders' equity:
  Voting common stock                         273                273
  Non-voting common stock                     183                183
  Additional paid-in capital               11,027             11,027
  Retained earnings                        62,629             60,493
                                           74,112             71,976
                                         $146,126           $141,100

  *The balance sheet at April 30, 1993 is condensed from the audited financial statements at that date.

   See notes to condensed consolidated financial statements.

          PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                           (UNAUDITED)


                          Three Months Ended     Nine Months Ended
                              January 31,          January 31,
                            1994      1993        1994      1993
                     (Thousands of dollars, except per share amounts)
Revenues:
  Operating revenues      $41,635   $42,351     $132,947  $128,894
  Gain (loss) on
    equipment disposals      (152)    1,507          289     2,740
  Equity in net earnings
    (losses) of investee
    companies                  (1)     -               2       (15)


                           41,482    43,858      133,238   131,619

Expenses:
  Direct expenses          38,036    40,732      120,887   119,808
  Selling, general and
    administrative expenses 2,012     2,210        6,714     7,977
  Interest expense            679       503        2,009     1,780


                           40,727    43,445      129,610   129,565

Earnings before income
  taxes                       755       413        3,628     2,054

Income taxes                  343       150        1,492       731


Net earnings              $   412   $   263     $  2,136  $  1,323


Net earnings per share    $   .08   $   .05     $   .39   $    .24

Weighted average common
  shares outstanding        5,478     5,478       5,478      5,478

Dividends paid per common
  share                   $  -0-    $  -0-      $  -0-    $    .01




See notes to condensed consolidated financial statements.

              PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)

                                    Nine Months Ended January 31,
                                      1994                 1993
                                       (Thousands of dollars)

Operating activities:
  Net earnings                      $  2,136           $  1,323
  Depreciation                         6,209              7,122
  Gain on equipment disposals           (289)            (2,740)
  Equity in net losses (earnings)
    of investee companies                 (2)                15
  Changes in operating assets
    and liabilities                    6,006              5,101

Net cash provided by operating
  activities                          14,060             10,821


Investing activities:
  Purchases of property and
    equipment                        (12,652)            (6,785)
  Proceeds from equipment disposals      927              6,686


Net cash used by investing
  activities                         (11,725)               (99)


Financing activities:
  Proceeds from long-term debt        30,280             28,000
  Payments on long-term debt         (30,382)           (40,500)
  Dividends paid                        -                   (55)


Net cash used by financing
  activities                            (102)           (12,555)

Increase (decrease) in cash
  and cash equivalents                 2,233             (1,833)

Cash and cash equivalents
  at beginning of period               2,309              3,003

Cash and cash equivalents
  at end of period                  $  4,542           $  1,170

  See notes to condensed consolidated financial statements.

           PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           NINE MONTHS ENDED JANUARY 31, 1994 AND 1993

                            (UNAUDITED)


A. These consolidated financial statements, except for the April 30, 1993 condensed balance sheet, have been prepared without audit in compliance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that this information is fairly presented. It is suggested that these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1993 and its accompanying notes and management's discussion and analysis.

B. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

C. The Company's financial results, particularly as it relates to its domestic oil and gas operations, are influenced by seasonal fluctuations. During the Company's third fiscal quarter, there are historically more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower during the winter than they are at other times of the year. This produces a seasonal aspect to the Company's business and usually results in either losses or substantially reduced profits from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

D. These financial statements reflect the reclassification of certain expenses to conform to the current quarter's treatment of these items.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

      The following is a comparison of the third quarter and the first nine months of the fiscal year ending April 30, 1994 with the comparable periods of the prior fiscal year.


THIRD QUARTER FISCAL 1994 TO FISCAL 1993

      The Company is engaged in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and technical services to outside parties.

     Combined operating revenues declined $0.8 million, or 2%, to $41.6 million compared to $42.4 million for the prior year period. Gulf Coast revenues declined $1.8 million, or 6%, from $32.5 million in fiscal year 1993 to $30.7 million in the current period. The quarter to quarter decrease resulted primarily from the loss of two contracts. In spite of the overall decline in revenue, Gulf Coast flight hours increased 4% to 36,888 evidencing that competitive pressures have increased and customers are increasingly sharing aircraft or employing aircraft on a shorter term hourly basis.

     Revenues from the Company's activities in aeromedical and international helicopter transportation each increased from the prior year quarter while technical services revenue declined. These activities represented 26% of operating revenues versus 23% for the comparable prior year period. Total flight hours increased 5% from 44,492 to 46,613 in the current quarter reflecting an overall improvement in activity levels.

     The current quarter results include a loss on equipment disposals of $0.2 million while the prior year quarter had a $1.5 million gain. The prior year gain resulted from the disposition of aircraft that were in high demand in the secondary market, thus generating favorable sales prices.

     The Company's operating margin improved from 4% in the prior quarter to 9% in the current period. Direct operating costs decreased by $2.7 million, or 7%, from $40.7 million to $38 million. The decrease was primarily a result of a $1 million decrease in repairs and maintenance expense and a $1.1 million decrease in operating taxes.

     Selling, general and administrative expenses decreased $0.2 million to $2 million in the current quarter from $2.2 million in the prior year's quarter. The decrease is attributable to a $0.3 million reduction in property taxes.

     Third quarter interest expense increased by $0.2 million from $0.5 million in fiscal year 1993 to $0.7 million in fiscal year 1994. The increase was a result of higher debt levels combined with an increase in the average interest rate paid.



FIRST NINE MONTHS FISCAL 1994 TO FIRST NINE MONTHS FISCAL 1993

     On a year-to-date basis, the Company's operating revenues increased by 3%, or $4 million, from $128.9 million in the prior year period to $132.9 million. Overall flight hours increased 4% from 148,982 to 155,054. Gulf Coast revenues were constant at $99 million. Although Gulf Coast revenues were flat, flight hours were higher evidencing overall rate declines and other competitive pressures in this market. The Company cannot predict if or when these trends will abate. Aeromedical and international helicopter transportation services combined with technical services increased 14% from $28.3 million to $32.3 million and represented 24% of total revenues compared to 22% for the prior year.

     Equipment disposals declined $2.4 million from $2.7 million to $0.3 million. The decrease is due to fewer aircraft sales in the current year.

     The Company's operating margin improved to 9% from 7%. Direct operating costs increased 1% to $120.9 million from $119.8 million. The increase in direct costs was consistent with the increase in operating revenues. The Company's margin improved primarily as a result of lower taxes and the Company's efforts to contain costs.

     Selling, general and administrative expenses declined $1.3 million from $8 million to $6.7 million. The 16% nine month period to period decrease resulted from a $1.4 million senior management transition charge in the second quarter of the prior year.

     Year-to-date interest expense increased by $0.2 million from $1.8 million to $2 million. The increase was primarily a result of an increase in the average balance of debt outstanding. The average interest rate paid increased and was also a factor.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of the quarter ended January 31, 1994 was $27.5 million compared to $31.4 million at April 30, 1993, the Company's fiscal year end. The Company had total long-term debt of approximately $39.4 million and lease commitments of approximately $68 million as of January 31, 1994. Stockholders' equity rose $2.1 million to $74.1 million at January 31, 1994. The increase was generated entirely from operating profits.

     Cash increased $2.2 million during the nine month period. Net cash provided by operations totalled $14 million. Cash aggregating $11.7 million was used to purchase property and equipment and $0.1 million was used to reduce long-term debt.

      Certain covenants contained in the Company's financing agreement prohibit the Company from incurring debt above the amount available, $15 million and $9.5 million at January 31, 1994, under its present revolving credit and term loan facilities, respectively. Other covenants included in the financing agreement restrict the amount of dividends, capital expenditures, and investments. The management of the Company believes that funds being generated internally from operations in conjunction with its financing arrangements will provide the Company with sufficient working capital for the ensuing year. The Company believes it is in full compliance with its loan and other financing agreements.

     During the quarter, the Company agreed to acquire up to 28% of the common stock of Aeroservicios Ranger, C.A., a Venezuelan helicopter operation, for $1 million in cash, equipment and services. The Company believes this investment will provide the Company a long-term opportunity to participate in Venezuela's growing economy.

RESULTS AT A GLANCE (Unaudited)

     The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios and general statistics):





     OPERATIONS                                  1994     1993

               Revenues                        $133,238 $131,619
               Expenses                         129,610  129,565
               Net earnings                       2,136    1,323
               Net earnings per share               .39      .24




     FINANCIAL SUMMARY                           1994     1993


               Net working capital             $ 27,507 $ 31,419
               Net book value of
                 property and equipment          85,927   80,234
               Long-term debt                    30,706   30,950
               Return on equity                    3.8%     2.5%



     GENERAL STATISTICS                          1994     1993

               Helicopters                          257      258
               Employees                          1,742    1,838

                    PART II - OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Master Helicopter Lease Agreement dated May 29, 1991 between AT&T Systems Leasing Corporation and PHI
          (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1992).

10.2 Master Helicopter Lease Agreement dated February 14, 1991 between General Electric Capital Corporation and PHI
          (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1991).

10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce, NationsBank of Texas, N.A. and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated
          April 30, 1993.)

10.4 Installment promissory note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,122,441.56, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1993).

10.5 Installment Promissory Note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1993).

10.6 Installment Promissory Note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1993).

10.7 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated
          April 30, 1990).

10.8 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the stockholders of PHI on September 30, 1992 (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1993).

10.9      Form of Stock Option Agreement for the Grant of
          Non-Qualified Stock Options Under the Petroleum
          Helicopters, Inc. 1992 Non-Qualified Stock Option and
          Stock Appreciation Rights Plan dated June 2, 1993 between PHI and certain of its key employees
          (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1993).

10.10 Employment Agreement between PHI and John Untereker dated June 15, 1992 (incorporated by reference to Exhibits to
          PHI's Report on Form 10-K dated April 30, 1993).

10.11 Stock Option Agreement between PHI and John Untereker dated April 12, 1993, but effective as of July 20, 1992
          (incorporated by reference to Exhibits to PHI's Report on Form 10-K dated April 30, 1993).


(b) No reports on Form 8-K were filed for the quarter ended
    January 31, 1994.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      Petroleum Helicopters, Inc.



February 28, 1994                     By:   Carroll W. Suggs /s/
                                         __________________________
                                             Carroll W. Suggs
                                           Chairman of the Board




February 28, 1994                     By:   John H. Untereker /s/
                                         __________________________
                                              John H. Untereker
                                              Vice President and
                                            Chief Financial Officer