Form 10-K
period 1994-04-30
PETROLEUM HELICOPTERS INC
filed 1994-07-28
CIK 350403

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             Form 10-K
          (Mark One)
          X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the fiscal year ended April 30, 1994
                                                 OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Transition Period From ....... to .......
                                     Commission File No. 0-9827

                                    PETROLEUM HELICOPTERS, INC.
                       (Exact name of registrant as specified in its charter)

                          Delaware                             72-0395707
              (State or other jurisdiction of               (I.R.S. Employer
               incorporation or organization)               Identification No.)

                   5728 Jefferson Highway
            P.O. Box 23502, New Orleans, Louisiana                 70183
                  (Address of principal                        (Zip Code)
                    executive offices)

            Registrant's  telephone number, including area code:  (504) 733-6790
                Securities  registered pursuant to Section 12(b) of the Act:
                                                NONE
                 Securities registered  pursuant to Section 12(g) of the Act:

                              Voting Common Stock, $.08-1/3 Par Value
                            Non-Voting Common Stock, $.08-1/3 Par Value
                                       (Title of Each Class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes X   No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. *

                State  the  aggregate market value of the voting stock held by non-affiliates of the registrant.
                            Date                                      Amount
                       June 22, 1994                               $12,405,000
                Indicate the  number  of  shares outstanding of each of the
          registrant's  classes  of  common  stock,   as   of   the  latest
          practicable date.
             Voting Common stock, $.08-1/3 par value ....3,278,068 shares outstanding as of July 19, 1994.
             Non-Voting Common Stock, $.08-1/3 par value ...2,200,000 shares outstanding as of July 19, 1994.

                                DOCUMENTS INCORPORATED BY REFERENCE
                Portions of the registrant's definitive proxy statement to be used in connection with its 1994 Annual Meeting of Stockholders will be, upon filing with the Commission, incorporated by reference into Part III of this Form 10-K.

                                               PART I

          Item 1.  Business.

          General

                The Company was incorporated as a Delaware corporation in 1949 and since that time its primary business has been to transport personnel, and to a lesser extent parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development and production industry. During the most recent fiscal year approximately 73% of the
          Company's operating revenues was generated by oil and gas transportation services in federal and state waters offshore of the States of Louisiana, Texas, Florida, Alabama, Mississippi and California (the "domestic Gulf"). Approximately 77% and 82% of operating revenues were derived from these services in the domestic Gulf in fiscal 1993 and 1992, respectively.

                The  Company's  aeromedical  transportation   services  for
          hospitals and medical programs accounted for 13% of operating revenues in fiscal 1994. Aeromedical transportation services generated 10% and 8% of operating revenues in fiscal 1993 and 1992, respectively.

                The remaining 14% of 1994 operating revenues was generated primarily from aircraft maintenance services provided to outside parties and the Company's international business. The international business consists of onshore and offshore helicopter transportation services and fixed-wing services for the international oil and gas industry.

                Demand for the Company's helicopter services is strongly influenced by offshore oil and gas exploration, development and production activities in the areas in which it operates, which in turn is influenced primarily by oil and gas prices. In general, helicopters perform a useful service when their expense can be justified by the labor and other cost savings resulting from their faster transportation times. Each of the Company's ten principal types of helicopters is available on an hourly, daily or monthly basis.

                The Company maintains master operating agreements with each of its major customers, which set forth general rights and duties of the Company and the customer. Although the Company is a party to a limited number of contracts with a term of one year, services to the domestic Gulf are generally provided pursuant to monthly extensions of these operating agreements, and prices are fixed for each contract extension. Contracts for aeromedical and foreign business are generally entered into for longer terms.

                Charges under operating agreements are generally based on fixed monthly fees and additional hourly charges for actual flight time. Because the Company is compensated in part by flight hour, prolonged adverse weather conditions that result in reduced flight hours can adversely affect results of operations. See "- Weather and Seasonal Aspects."

                The Company has historically realized substantial gains from the sales of its helicopters.

          Weather and Seasonal Aspects

                Poor visibility, high winds and heavy precipitation can affect the safe use of helicopters and result in a reduced number of flight hours. Since a significant portion of the Company's revenues is dependent on actual flight hours and a substantial portion of the Company's costs is fixed, prolonged periods of adverse weather can materially and adversely affect the Company's operating revenues and net earnings.

                In the domestic Gulf, the months of December through February have more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower than at other times of the year, which typically results in a reduction in revenues from operations during those months.

                The Company currently operates 44 aircraft equipped to fly pursuant to instrument flight rules (IFR) in the domestic Gulf, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to make flights at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules
          (VFR). Poor visibility is the most common of the adverse weather conditions that affect the Company's operations.

          Hazards and Insurance

                The operation of helicopters inherently involves a degree of risk. Hazards, such as aircraft accidents, collisions, fire and adverse weather, are inherent in the business of providing helicopter services to the offshore oil and gas industry and others and may result in losses of equipment and revenues. The Company's safety record is favorable in comparison to the record for all United States operators as reflected in industry publications.

                The Company maintains hull and liability insurance on its helicopters, which generally insures the Company against physical loss of, or damage to, its helicopters and against certain legal liabilities to others. In addition, the Company carries war risk, expropriation, confiscation and nationalization insurance for helicopters involved in international operations. In some limited instances the Company is covered by indemnity agreements from large oil companies in lieu of or in addition to its insurance. The Company's helicopters are not insured for loss of use. While the Company believes it is adequately covered by insurance and indemnification arrangements, the loss, expropriation or confiscation of, or severe damage to, a material number of its helicopters could adversely affect revenues and profits.

          Government Regulation

                As a commercial operator of helicopters, the Company's flight and maintenance operations are subject to regulation by the Federal Aviation Administration (the "FAA") pursuant to the Federal Aviation Act of 1958 (the "Federal Aviation Act"). The FAA has authority to exercise jurisdiction over personnel, aircraft, ground facilities and other aspects of the Company's business.

                The  Company  transports  personnel  and  property  in  its helicopters pursuant to an FAR 135 Air Taxi certificate granted by the FAA. This certificate contains operating specifications that allow the Company to conduct its present operations but are subject to amendment, suspension and revocation in accordance with procedures set forth in the Federal Aviation Act. The Company is not required to file tariffs showing rates, fares and other charges with the FAA. The FAA's regulations, as currently in effect, also require that not less than 75% of the Company's voting securities be owned or controlled by citizens of the United States or one of its possessions, and that the president and at least two-thirds of the directors of the Company are United States citizens. The Company's chief executive officer and all of its directors are United States citizens and its organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

                The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards. The Company is also subject to the Communications Act of 1934 because of its ownership and operation of a radio communications flight following network throughout the domestic Gulf.

                Numerous federal statutes and rules regulate the offshore operations of the Company and the Company's customers, pursuant to which the federal government has the ability to suspend, curtail or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on the Company. A substantial modification of current offshore operations could adversely affect the economics of such operations and also result in reduced demand for helicopter services.

          Competition

                The Company's business is highly competitive. Many of the Company's contracts are awarded after competitive bidding, and the principal methods of competition are price, reliability, availability, and safety.

                The Company believes it operates one of the largest commercial helicopter fleets in the world. At April 30, 1994, the Company had 266 aircraft in operation. The Company operated 240 helicopters in the United States, of which 181 were operated in the domestic Gulf, 26 were operated in the Company's aeromedical program, 16 were in the hangar for maintenance, 13 were parked for sale and 4 were used for training. The Company is the largest operator of helicopters in the domestic Gulf and believes there are approximately 6 competitors operating in the Gulf market.

                Certain of the Company's customers and potential customers in the oil industry operate their own helicopter fleets; however, oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services.

          Employees

                As of April 30, 1994, the Company employed a total of 1,697 people including 552 pilots, 727 mechanics and 418 in flight operations and administration.

                The Company believes its employee relations to be excellent, and it has never experienced a work stoppage. None of the Company's employees is covered by union contracts. Union organization campaigns in 1970, 1974 and 1980 failed. Unionization of some or all of the Company's employees could have a material adverse effect on its business.

          Customers

                The Company's principal customers are major oil companies. The Company also serves smaller exploration and production concerns, oil and gas service companies, hospitals and medical programs. The Company's largest customer, Shell Oil Company, accounted for approximately 10% of the Company's operating revenues in fiscal 1994. The Company's five largest customers were oil and gas related and accounted for 34% of operating revenues in fiscal 1994, and each of 38 customers including 8 aeromedical customers, accounted for more than $1 million in operating revenues during fiscal 1994.

                Division managers of customer oil companies, who are responsible for a majority of contract services in connection with offshore oil activities, generally contract for helicopter services. Many oil companies also employ directors of aviation to evaluate the capabilities and safety performance of companies providing helicopter services and make recommendations to division managers. Company management, along with customer relations specialists, are in frequent contact with division managers and directors of aviation in connection with both existing service contracts and potential new business.

          Environmental and Safety Matters

                General. The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes.

                The Company is also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive health and safety program and employs a safety staff, including a certified safety professional in the field of comprehensive practice, who is also a registered environmental professional. The primary functions of the safety staff are to develop Company policies that meet or exceed the safety standards set by OSHA, train Company personnel and make daily inspections of safety procedures to insure their compliance with Company policies on safety. All personnel are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

                Waste Disposal. The Company's operations produce a limited amount of industrial waste products and certain hazardous materials. The Company's industrial waste products, which consist principally of residual petroleum and metal refinishing waste, are shipped to third party disposal sites that are licensed to handle such materials.

          Item 2.  Properties

          Fleet Utilization

                As of April 30, 1994 76% of the Company's aircraft were actively assigned as compared with 76% and 71% as of April 30, 1993 and 1992, respectively.

          Equipment

                Certain information as of April 30, 1994 regarding the Company's fleet is set forth in the following table:

                                      Number                                Cruise     Appr.
            Manufacturer   Type     in Fleet        Engine  Passengers      Speed      Range
                                                                            (mph)      (miles)
            Bell        206L            105      Turbine            6         130         310
                        206B             32      Turbine            4         120         300
                        212<FN1>          9      Twin Turbine      13         115         300
                        214ST<FN1>        1      Twin Turbine      18         155         450
                        230<FN1>          1      Twin Turbine       8         160         370
                        412<FN1>         17      Twin Turbine      13         135         335
            Boelkow     BK-117            8      Twin Turbine       6         135         255
                        BO-105           39      Twin Turbine       4         135         270
            Aerospatiale
                        AS355F Twin Star 20      Twin Turbine       5         135         385
                        AS350 B2          3      Twin Turbine       5         140         385
            Sikorsky    S-76<FN1>        20      Twin Turbine      12         150         400
                                        255

            ______________

                 <FN1>  Equipped to fly under instrument  flight  rules  (IFR).
                        All other types listed can only fly under visual flight rules (VFR). See Item 1. "Business - Weather and Seasonal Aspects."

                                         ______________________

                  The  following  tables  set  forth  additional  information regarding the helicopters owned and leased by the Company (in thousands, except the number of helicopters):

                        Number of
                    Company Owned                                     Net Book
                     Helicopters                  Cost                  Value

                         183                  $  159,375         $   73,994<FN1>


                      Number of                Total Rents
                   Company Leased               Over Life           Remaining
                     Helicopters                of Leases             Rents

                          72                  $  103,450         $   66,281

            _____________

            <FN1> Information regarding the Company's depreciation policy is
                  set forth under Item   8.   "Financial  Statements  and
                  Supplementary Data - Notes to Consolidated Financial Statements, Note 1(c)."

                                          ____________________

           The Company operates eleven helicopters that are owned or leased by customers which are not reflected in the information set forth above. The Company also owns four fixed-wing aircraft two of which are currently under contract to customers.

           As of April 30, 1994, the Company's commitment for principal payments and lease payments for its present helicopter fleet averaged $16 million each year for the next five years and an aggregate of $28 million thereafter.

           Under most leases the Company is responsible for all insurance, taxes and maintenance expenses associated with the helicopters, and within certain limitations, the Company can either substitute equipment or terminate the leases in the event the leased equipment becomes obsolete or is no longer suited for the Company's needs. All of the foregoing leases are considered operating leases for accounting and tax purposes.

           The Company also maintains an inventory of fuel and an inventory of spare parts and components for use in repair and maintenance of the Company's fleet. This inventory had a book value of approximately $25 million on April 30, 1994. The Company is a distributor or dealer for many of these parts and components, thereby allowing it to realize significant cost savings for its purchases. However, the Company has no long-term contractual rights to continue such relationships.

     Equipment on Order

           The Company has agreed to purchase two helicopters in 1995 for $5 million. The Company also plans to lease five helicopters with a lease value of $9 million. The lease term is 60 months with monthly payments of $67,000 or $0.8 million per year. At the end of the lease term, the Company may purchase the aircraft for 88% of the original lease, or $7.9 million, or return the aircraft and pay the lessor 13% of the original lease amount, or $1.2 million. The Company also has non-binding agreements to purchase 15 additional aircraft none of which are expected to be purchased in 1995.

     Equipment Sales

           The Company sells aircraft whenever they (i) become obsolete, (ii) do not fit into future fleet plans, (iii) are subject to unusually strong and specific demand in the resale market, or (iv) are surplus to the Company's needs.

           The Company typically sells its helicopters for more than their book value. The Company cannot predict, however, whether these results will continue or whether such prices would be realized if the Company were to sell large numbers of helicopters in a short period of time.

     Facilities

           The Company leases 4,362 square feet of office space in a building owned by Offshore Navigation, Inc., (owner of 12.6% of the Company's voting common stock), in Jefferson Parish (Metropolitan New Orleans), Louisiana, on a month-to-month basis, for the Company's executive offices. The Company believes that it will be able to occupy this space for as long as necessary because of its relationship with Offshore Navigation, Inc.

           The Company's principal operational facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette Parish, Louisiana. The leases cover approximately 28.2 acres and 17 buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative office and main repair and maintenance facility. The Company has options to extend this lease until 2006.

           In addition, the Company leases property for 18 additional bases to service the oil and gas industry throughout the domestic Gulf and two bases in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

           A.    Morgan   City   Base  (Louisiana)  -  containing
     approximately 53 acres, is under a lease that expired on June 30, 1994 and was extended by the Company through June 30, 1998. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for 46 helicopters. The Company believes that this facility is the largest commercial heliport in the world.

           B. Intracoastal City Base (Louisiana) - containing approximately 22.5 acres under several leases in Vermillion Parish, all with options to extend through 2001. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for 45 helicopters.

           C. Houma-Terrebonne Airport (Louisiana) - containing approximately 13.6 acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which have options allowing extension of the lease through 1999. The Company has landing pads for 30 helicopters on this property.

           D. Sabine Pass (Texas) - containing approximately 22 acres under two leases, one of which, for 1.6 acres, will expire February 28, 1995, and the other of which will expire September 30, 1997 with an option to extend through
     September 30, 2002. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for 24 helicopters.

           E. New Orleans (Louisiana) - containing approximately 1.5 acres, is under a lease through April 30, 2004. The location contains significant leasehold improvements including landing pads for 14 helicopters.

           F. Venice (Louisiana) - containing approximately 8 acres, is under a lease expiring March 31, 1995. The original lease was executed April 1, 1973 for one year and has been extended annually since that time. The location contains landing pads for 27 helicopters.

           G.    Fourchon (Louisiana)  - containing approximately
     8 acres, is under original lease expiring  April  30,  1996.
     The property has 10 landing pads.

           The Company's other operations related bases in the United States are located along the domestic Gulf in Louisiana at Cameron, Grand Isle, Lake Charles and Schriever; in Texas at Bay City, Brazoria, Corpus Christi, Galveston, Port O'Connor and Rockport; in Mississippi at Pascagoula; and in California at Huntington Beach and Santa Barbara.

           The Company operates from offshore platforms which are provided free of charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use.

           Bases  of  operations for the  Company's  foreign  and
     aeromedical operations are generally furnished by the customer. The Company's foreign operations are currently conducted in Angola, Argentina, Canada, Colombia, Kenya, Philippines, Portugal, Trinidad, Venezuela and Zaire. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Florida, Illinois, Kentucky, Louisiana, North Carolina, Ohio and Texas.

     Item 3.  Legal Proceedings

           The Company is named as a defendant in various legal actions arising out of incidents related to its helicopter operations. The amount, if any, of ultimate liability with respect to such matters cannot be determined; however, after consulting with legal counsel, the Company believes any such liability will not have a material effect on the Company's financial condition.

     Item 4.  Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended
     April 30, 1994.

     Item 4. (a)  Executive Officers of the Registrant

           Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

              Name               Age                          Position
     Carroll W. Suggs             55            Chairman of the Board of Directors and
                                                Chief Executive Officer
     Vernon E. Albert             52            Vice President and Chief Pilot
     Robert D. Cummiskey, Jr.     52            Vice President - Risk Management
                                                and Secretary
     Gerald T. Golden             51            Vice President and
                                                Director of Operations
     David P. Milling             50            Vice President and General Manager of  IHTI
     Ben Schrick                  53            Vice President and General Manager
     Harold L. Summers            56            Vice President - Engineering/Quality
                                                Assurance and Materiels
     John H. Untereker            44            Vice President, Chief Financial
                                                Officer and Treasurer
     Gary J. Weber                47            Vice President -
                                                International Operations

           Mrs. Suggs became Chairman of the Board in March 1990 and Chief Executive Officer in July 1992. From 1989 until March 1990, she served as Vice Chairman of the Board.

           Mr.  Albert has served as the Vice President and  Chief  Pilot  since
     1984.

           Mr. Cummiskey has served as Secretary since June 1992 and as Vice President of Risk Management since October 1991. Prior to that time, Mr. Cummiskey was a Vice President/Account Executive of Johnson & Higgins (insurance brokers and consultants).

           Mr. Golden was named Vice President and Director of Operations in March 1993. Prior to that time he served as Vice President of Corporate Development since 1991 and as Director of Training since 1982.

           Mr. Milling has served as Vice President since September 1989, General Manager of International Helicopter Transport, Inc. (IHTI), a wholly-owned subsidiary, since 1988, and as Facility Security Officer since 1990. From 1979 until 1988, Mr. Milling served as marketing representative and administrative assistant to the Chief Executive Officer.

           Mr. Schrick has served as Vice President and General Manager since January 1993 and as Vice President of Maintenance since 1990. Prior to that time he served as Superintendent of Maintenance. Since 1984 Mr. Schrick has also served as Vice President of Evangeline Airmotive, Inc., a wholly-owned subsidiary.

           Mr. Summers has served as Vice President of Engineering/Quality Assurance since 1990 and Vice President of Materiels since 1994. Prior to that time he served as Vice President of Maintenance.

           Mr. Untereker has served as Vice President, Chief Financial Officer and Treasurer since July 1992. From December 1987 until July 1992, he served as Executive Vice President and Chief Financial Officer of Lend Lease Trucks, Inc. (truck leasing, rental and finance)/Bastion Industries (manufacturer and distributor of packaging materials). Prior to that time, Mr. Untereker served as controller of NL Industries, Inc. and Vice President-Finance of NL Baroid (petroleum services and products).

           Mr. Weber has served as Vice President of International Operations since September 1989. From July 1987 until September 1989, he served as Director of International Operations.

                                      PART II

     Item 5.  Market Price for Registrant's Common Equity and
           Related Stockholder Matters

           The Company's voting and non-voting common stock trades on the NASDAQ System ("NASDAQ Small Cap Issuers") under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low per share bid prices, as reported by NASDAQ, and dividend information for the Company's voting and non-voting common stock for the fiscal quarters indicated. The quotations represent prices in the over the counter market between dealers in securities, do not include retail markup, markdown or commission and may not necessarily represent actual transactions:



                            Voting Common Stock       Non-Voting Common Stock   Dividends
           Fiscal Quarter          High      Low           High          Low    Per Share
           1992-93
                 1st Quarter    12         10            11 1/2        10        .01
                 2nd Quarter    13         10 1/8        12 1/2        10         -
                 3rd Quarter    13 3/4     10 3/4        13 3/4        10 1/2     -
                 4th Quarter    16         11 1/4        16            11         -
           1993-94
                 1st Quarter    18         15 1/2        18            15 1/2     -
                 2nd Quarter    17 3/4     15 3/4        17 3/4        15 1/2     -
                 3rd Quarter    17          8 3/4        16 3/4         9         -
                 4th Quarter    12 3/4      9 1/2        13             9 3/4     -


           The declaration and payment of dividends is at the discretion of the Board of Directors, which evaluates the Company's dividend policy quarterly. Future dividends are dependent upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. A credit agreement to which the Company is a party generally restricts the declaration or payment of dividends to 20% of net earnings for the previous four fiscal quarters. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2."

           As of July 19, 1994 there were approximately 1,576 holders of record of the Company's voting common stock and 133 holders of record of the Company's non-voting common stock.

     Item 6.  Selected Financial Data

                              1994         1993          1992          1991          1990
                                     (Thousands of Dollars, Except Per Share Amounts)
     Year Ended April 30:
       Operating revenues $  172,069    $ 171,865     $ 191,867     $ 200,313      $ 184,178
       Net earnings       $    3,333    $   2,049     $   1,290     $   9,106      $   9,549
     Net earnings
         per share        $      .61    $     .37     $     .24     $    1.58      $    1.57
       Cash dividends paid
         per share        $   -         $     .01     $     .08     $     .08      $     .08

     At April 30:
       Total assets       $  146,312    $ 141,100     $ 142,173     $ 146,359      $ 139,272
       Long-term debt     $   31,849    $  30,950     $  38,000     $  40,000      $  30,000
       Working capital    $   30,572    $  31,419     $  38,590     $  46,439      $  47,964
       Stockholders'
        equity            $   75,309    $  71,976     $  69,982     $  68,915      $  78,041

     Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     Results of Operations

           Operating results for the three years ended April 30, 1994 are as follows (in thousands of dollars, except flight hours):

                          Years Ended April 30
                                       1994            1993           1992
     Revenues
       Operating revenues           $172,069        $171,865       $191,867
       Gain (loss) on equipment
         disposals                       475           2,064         (1,112)
       Gain on sale of investments     -               -                521
       Equity in net earnings
         (losses) of investee
         companies                     -                 (18)            95
                                     172,544         173,911        191,371
     Expenses
       Direct expenses               155,599         156,698        176,958
       Selling, general and
         administrative expenses       8,715          11,601          7,819
       Interest expense                2,676           2,271          3,804
                                     166,990         170,570        188,581

     Earnings before income taxes      5,554           3,341          2,790
     Income taxes                      2,221           1,292          1,500
     Net earnings                   $  3,333        $  2,049       $  1,290

     Flight Hours                    207,000         207,000        242,000

            Demand for the Company's offshore oil and gas transportation services began to decline during fiscal 1991 due to reduced exploration and production activity in the U.S. Gulf. This trend continued in fiscal 1992 and into the first quarter of fiscal 1993 before reversing in the second quarter of fiscal 1993 due in part to rising natural gas prices. The offshore drilling rig count is summarized in the following table:

                                    May           May         June          June
                                   1994          1993         1992          1991
      Active Rigs in U.S. Gulf      125           102          60            119

            While the rig count has recovered since June 1992, the Company's management believes the rig count could trend downward as a reflection of the oil and gas industry's concerns over unstable domestic oil, and to a lesser extent, gas prices combined with strict U.S. environmental legislation. These concerns have caused exploration companies to shift much of their activities from the U.S. market to the international market where less strict environmental policies make drilling for minerals more economically viable. Although the active rig count in the Gulf increased during this past fiscal year, the Company's domestic Gulf revenues declined by 5% from $132.7 million to $126.1 million. This decline evidences that competitive pricing pressures have increased and that customers are increasingly sharing aircraft or employing aircraft on a shorter term hourly basis. The $20 million decline in operating revenues between fiscal 1992 and 1993 was consistent with the slower domestic oil and gas market.

            Management has continued to respond to these conditions by expanding marketing efforts in the domestic aeromedical and the international oil and gas markets. This marketing emphasis increased the Company's name recognition as a leader in both markets and currently provides more opportunities to bid for new business. Presently there is uncertainty related to Federal regulation of the health care industry and the stability of the international oil and gas industry; however, management will continue to search for new opportunities that warrant the risk in these markets. The result of the Company's efforts is reflected in the increase of total revenues from aeromedical and international flights of 23% to $35.6 million and 15% to $29 million in fiscal years 1994 and 1993, respectively. The Company also made significant reductions in its workforce and helicopter fleet which had a positive impact on expenses. The following tables provide selected information regarding the results of management's efforts:

                               Approximate Percentage of Operating Revenue

                                                 Years Ended April 30

                                               1994          1993         1992

               Domestic Gulf. . . . . . . .     73%           77%          82%

               Aeromedical . . . . . . . .      13            10            8

               International and Technical
                 Services. . . . . . . . .      14            13           10

                                                  As of April 30

                                               1994          1993         1992
               Number of helicopters
                  owned/leased. . . . . . .  .  255           258          285

               Number of employees . . . . . .1,697         1,838        2,062
                                          ____________________

            Direct expenses declined $1.1 million in fiscal 1994 due to a $1 million decrease in helicopter rent, a $0.5 million reduction in depreciation and a $0.5 million decline in taxes. Salaries were $0.8 million higher due to a 4% cost of living increase in July 1993 which was offset by staffing reductions later in the fiscal year. Helicopter insurance expense increased by $0.7 million due to an increase in rates. Direct expenses in fiscal 1993 were reduced $20.3 million as payroll and related costs declined approximately $12 million and helicopter depreciation and rental, fuel, parts usage and outside maintenance declined in response to reduced flight hours and helicopter fleet reductions.

            The Company's selling, general and administrative expense decreased $2.9 million in fiscal 1994 primarily as a result of $2.1 million spent in fiscal 1993 related to senior management transition. Reductions of $0.3 million in bad debt expense and $0.6 million in salaries were also realized. The increase in fiscal 1993, when compared to fiscal 1992, was also related to the senior management transition charges and increased compensation and sales promotion expenses associated with the Company's expanded sales and marketing programs.

            Equipment disposal results in fiscal 1993 were greater than 1994 and 1992 as the Company disposed of more aircraft in 1993 than 1994 and casualty losses charged to this account declined in 1993 as compared to 1992. The Company disposed of six, nine and ten aircraft in fiscal years 1994, 1993 and 1992, respectively.

            The Company's borrowing costs increased $0.4 million in fiscal 1994 due to higher average borrowing levels incurred for the purchase of three additional aircraft for the Company's aeromedical program. Higher interest rates were also a factor in 1994. The Company's borrowing costs in 1993 were $1.5 million lower than 1992 due to lower average borrowing levels and declining interest rates.

            PHI's effective tax rate was 40%, 39%, and 54% in the 1994, 1993 and 1992 fiscal years, respectively. The rate in fiscal 1992 was higher because of certain non-deductible expenses and increased state income taxes.

      Liquidity and Capital Resources

            Cash generated from operating activities in 1994 and 1993 was essentially constant at $16.3 million and $16.1 million, respectively as compared to $19.8 million in 1992. Cash flow generated by working capital was $3.8 million, $5.9 million and $7.8 million for the fiscal years ended 1994, 1993 and 1992, respectively. These trends are consistent with operating levels for the periods presented. The Company's use of cash in 1994 included a net investment in equipment, primarily helicopters, of $12.7 million and a reduction in long-term debt of $0.2 million.

            In response to reduced operating cash flow, dividends were limited to $55,000 in 1993 and discontinued after the first quarter of fiscal 1993. See Item 5. "Market Price for Registrant's Common Equity and Related Stockholder Matters."

            In July 1993, the Company amended its agreements with its principal lenders to, among other things, increase borrowing capacity for helicopter purchases during the next two years. In addition, approximately $9 million of borrowings under the Company's revolving credit facility were refinanced on a long-term basis. In April 1994, the Company further amended its agreements to permit London Inter-bank Borrowings ("LIBOR") at LIBOR rates plus a floating spread. The spread (currently 2.625%) will float up or down based on the Company's performance. The Company believes this change will result in a lower effective rate. As of June 22, 1994, the Company had $11 million and $15 million of available credit capacity under the term and revolving credit facilities, respectively. The Company believes it is in full compliance with its financing agreements. See Item
      8. "Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements, Note 2."

            The  Company  currently  has  outstanding  capital   commitments  of
      approximately $5 million, primarily for helicopter purchases.  See Item 2.
      - "Properties - Equipment on Order."

            In July 1994, the Company entered into an agreement (the "Agreement") with American Eurocopter Corporation (AEC) to acquire up to 25 emergency medical service (EMS) contracts and the related helicopters and certain other assets that service these contracts from Rocky Mountain Helicopters (RMH). RMH is presently operating under Chapter 11 of the U.S. Bankruptcy Code. PHI's agreement with AEC, one of the largest creditors of RMH, is conditional upon, among other things, bankruptcy court confirmation of AEC's plan. RMH has filed its own plan of reorganization and is currently expected to oppose the AEC plan and the closing of the Agreement.

            Management estimates annual revenues associated with the EMS contracts are $27 million. If these contracts and assets are ultimately acquired, PHI would pay AEC a portion of the contract revenues received as reimbursement of the purchase price and assume certain post closing obligations under the EMS contracts and the helicopter leases and financing instruments. While the acquisition of these contracts and assets may have a material impact on future operations, management does not believe that such event would have a materially unfavorable effect on the Company's liquidity or capital resources.

            The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the forthcoming fiscal year.

      Item 8.  Financial Statements and Supplementary Data



                             Independent Auditors' Report


      The Board of Directors and Stockholders
      Petroleum Helicopters, Inc.:

      We have audited the consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity , and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                              KPMG PEAT MARWICK

      New Orleans, Louisiana
      June 20, 1994

      INDEPENDENT AUDITORS' REPORT


      Board of Directors and Stockholders
      Petroleum Helicopters, Inc.
      Harahan, Louisiana


      We have audited the consolidated statements of earnings, stockholders' equity and cash flows of Petroleum Helicopters, Inc. and wholly-owned subsidiaries for the year ended April 30, 1992 (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Petroleum Helicopters, Inc. and wholly-owned subsidiaries for the year ended April 30, 1992 in conformity with generally accepted accounting principles.


      DELOITTE & TOUCHE
      New Orleans, Louisiana
      July 17, 1992

                                      PETROLEUM HELICOPTERS, INC.
                                            AND SUBSIDIARIES

                                      Consolidated Balance Sheets

                                        April 30, 1994 and 1993

                                         (Thousands of dollars)

                        Assets                                  1994          1993
            Current assets:
               Cash and cash equivalents                     $  5,452    $    2,309
               Accounts receivable - net of allowance:
                  Trade                                        26,174        30,182
                  Investee companies                              513           250
                  Notes and other                               1,072           365
               Inventory of spare parts and aviation fuel -
                  at lower of average cost or market           24,850        24,592
               Prepaid expenses                                 1,446         2,221
               Refundable income taxes                            196           789

                        Total current assets                   59,703        60,708

            Notes receivable                                      290         -

            Investments                                           597           158

            Property and equipment, at cost:
               Flight equipment                               176,300       167,461
               Other                                           18,510        18,535

                                                              194,810       185,996
            Less accumulated depreciation                    (109,171)     (105,762)

                                                               85,639        80,234

            Other                                                  83        -

                        Total assets                         $146,312      $141,100


            (Continued)

                                      PETROLEUM HELICOPTERS, INC.
                                            AND SUBSIDIARIES

                                 Consolidated Balance Sheets, Continued

                                         (Thousands of dollars)


               Liabilities and Stockholders' Equity             1994         1993
            Current liabilities:
               Accounts payable - trade                    $    5,319    $    8,815
               Accrued expenses                                10,421         7,399
               Accrued vacation pay                             4,687         4,525
               Current portion of long-term debt                8,704         8,550

                        Total current liabilities              29,131        29,289

            Long-term debt                                     31,849        30,950

            Deferred income taxes                              10,023         8,885

            Stockholders' equity:
               Voting common stock - $.08 1/3 par value;
                  authorized 7,200,000 shares; issued shares
                  of 4,198,872 in 1994 and 1993                   350           350
               Less shares in treasury of 920,804 in 1994
                  and 1993                                        (77)          (77)

                                                                  273           273

               Non-voting common stock - $.08 1/3 par value
                  authorized 7,200,000 shares; issued shares
                  of 2,200,000 in 1994 and 1993                   183           183

                        Total common stock                        456           456

            Additional paid-in capital                         11,027        11,027
            Retained earnings                                  63,826        60,493

                                                               75,309        71,976

                        Total liabilities and stockholders'
                              equity                         $146,312      $141,100

            See accompanying notes to consolidated financial statements.

                                      PETROLEUM HELICOPTERS, INC.
                                            AND SUBSIDIARIES

                                  Consolidated Statements of Earnings

                               Years ended April 30, 1994, 1993 and 1992

                      (Thousands of dollars and shares, except per share amounts)


                                                       1994         1993       1992
            Revenues:
               Operating revenues                   $ 172,069    $171,865    $191,867
               Gain (loss) on equipment
                  disposals                               475       2,064      (1,112)
               Gain on sale of investment               -           -             521
               Equity in net earnings
                  (losses) of
                  investee companies                    -             (18)         95

                                                      172,544     173,911     191,371
            Expenses:
               Direct expenses                        155,599     156,698     176,958
               Selling, general and
                  administrative                        8,715      11,601       7,819
               Interest expense                         2,676       2,271       3,804

                                                      166,990     170,570     188,581

            Earnings before income taxes                5,554       3,341       2,790
            Income taxes                                2,221       1,292       1,500

            Net earnings                            $    3,333   $  2,049    $  1,290

            Net earnings per share                  $     0.61   $   0.37    $    .24

            Weighted average common
               shares outstanding                       5,478       5,478       5,470

            Dividends paid per common share         $       -    $   0.01    $   0.08




            See accompanying notes to consolidated financial statements.


                              PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                            Consolidated Statements of Stockholders' Equity
                                   (Thousands of dollars and shares)

                                                       Voting           Non-Voting
                     Voting         Non-Voting       Common Stock      Common Stock       Add.
                   Common Stock    Common Stock    Held in Treasury   Held in Treasury   Paid-in   Retained
                   Shares Amount   Shares Amount   Shares    Amount   Shares    Amount   Capital   Earnings
        Balance
           5/1/91  4,199  $ 350    2,200  $ 183       921    $  77        23    $   2     $ 10,815 $ 57,647

        Sale of
          treasury
          stock
          for $214     -      -        -      -         -        -       (23)      (2)         212        -

        Net earnings   -      -        -      -         -        -        -         -            -    1,290

        Dividends      -      -        -      -         -        -        -         -            -     (438)

        Balance
          4/30/92  4,199    350    2,200    183       921       77        -         -       11,027   58,499

        Net earnings   -      -        -      -         -        -        -         -            -    2,049

        Dividends      -      -        -      -         -        -        -         -            -      (55)

        Balance
           4/30/93 4,199    350    2,200    183       921       77        -         -       11,027   60,493

        Net earnings   -      -        -      -         -        -        -         -            -    3,333

        Balance
           4/30/94 4,199  $ 350    2,200  $ 183       921     $ 77        -     $   -     $ 11,027 $ 63,826




        See accompanying notes to consolidated financial statements.

                                 PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                  Years ended April 30, 1994, 1993 and 1992
                                            (Thousands of dollars)

                                                       1994           1993            1992
               Operating activities:
                 Net earnings                       $  3,333       $  2,049       $   1,290
                 Adjustments to reconcile net
                  earnings to net cash
                  provided by operating
                  activities:
                    Depreciation                       8,573          9,215          11,984
                    Deferred income taxes              1,138            933          (1,699)
                    Loss (gain) on equipment
                    disposals                           (475)        (2,064)          1,112
                    Gain on sale of investment           -             -               (521)
                    Equity in net (earnings)
                     losses of investee
                     companies                            -              18             (95)
                    Changes in operating assets
                     and liabilities:
                     Decrease in accounts receivable   3,038            554           7,674
                     Decrease (increase) in inventory   (258)         2,533           4,783
                     Decrease (increase) in prepaid
                       expenses and refundable income
                       taxes                           1,368            340          (3,157)
                     Increase (decrease) in accounts
                       payable -
                       trade and other accrued
                       expenses                         (312)         3,284             875
                     Decrease in income taxes
                       payable                             -           (784)         (2,416)
                     Increase in other assets            (83)             -               -

                     Net cash provided by
                     operating activities             16,322         16,078          19,830

               Investing activities:
                 Purchase of property and equipment  (14,330)       (17,328)        (24,812)
                 Proceeds from sales of property
                 and equipment                         1,672          7,111           6,367
                 Other                                  (290)             -             750

                     Net cash used in
                     investing activities            (12,948)       (10,217)        (17,695)

               Financing activities:
                 Proceeds from long-term debt         32,780         50,000          88,000
                 Payments on long-term debt          (33,011)       (56,500)        (90,000)
                 Sale of treasury stock                    -              -             214
                 Dividends paid                            -            (55)           (438)

                     Net cash used in
                     financing activities               (231)        (6,555)         (2,224)
               Increase (decrease) in cash and
                 cash equivalents                      3,143           (694)            (89)
               Cash and cash equivalents at
                 beginning of year                     2,309          3,003           3,092
               Cash and cash equivalents at
                 end of year                      $    5,452      $   2,309       $   3,003

               See accompanying notes to consolidated financial statements.

                             PETROLEUM HELICOPTERS, INC.
                                   AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                            April 30, 1994, 1993 and 1992


      (1)   Summary of Significant Accounting Policies

            (a) Principles of Consolidation

               The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in 20 percent to 50 percent owned affiliates are accounted for by the equity method and consist primarily of investments in foreign affiliates.

            (b) Cash Equivalents

               The Company considers cash equivalents to include demand deposits and investments with original maturity dates of three months or less.

            (c) Property and Equipment

               Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon estimated useful lives of ten years for flight equipment and four to ten years for other equipment. A residual value of 25% of cost is used in the calculation of depreciation of flight equipment and other equipment. When property and equipment is sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings at the time of sale or other disposition, except in the case of long-term sale and leaseback transactions.

            (d) Income Taxes

               A consolidated federal income tax return is filed by the Company and its subsidiaries. Income taxes have not been provided on the undistributed net earnings of the investee companies since, among other things, the amount of taxes involved are not significant.

               Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

            (e)  Self-Insurance

               The Company maintains a self-insurance program for a portion of its health care costs. The Company is liable for claims up to $200,000 per covered individual annually, and aggregate claims up to $5,800,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.

               The   Company   does  not  presently  have  any  significant
               obligations for post employment benefits.

            (f)  Concentration of Credit Risk

               The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high quality financial institutions and currently invests primarily in U.S. government obligations with maturities of less than three months.

               A majority of the Company's business is conducted with major oil and gas exploration companies with operations in the Gulf of Mexico. The Company continually evaluates the financial strength of its customers but does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions and other information.

            (g) Reclassifications

               Certain reclassifications  have been made to the prior years
               financial  statements  in  order   to   conform   with   the
               classifications adopted for reporting in 1994.

            (2)   Long-Term Debt

                                                             1994        1993
                                                         (Thousands of dollars)
                  Secured term loan note due in
                     quarterly installments of
                     $2,000,000 commencing
                     January 31, 1991, with
                     interest (April 30, 1994
                     - 7.0% and April 30, 1993
                     - 6.0%) fluctuating with
                     prime                                 $ 29,040    $ 28,000

                  Secured note due October 31,
                     1995, under a revolving
                     credit agreement totaling
                     $15,000,000 with interest
                     (April 30, 1994 -
                     7.0% and April 30, 1993
                     - 6.0%) fluctuating
                     with prime                               1,500      11,500

                  Secured 10 year promissory
                     notes due in monthly
                     installments of
                     $107,746.73 commencing
                     July 9, 1993 with a
                     fixed interest rate of
                     7.0%                                     8,729           -

                  Secured promissory notes due
                     at the earlier of
                     in-service date of
                     the helicopters or
                     December 31, 1994                        1,284           -

                                                             40,553      39,500
                  Less current portion                        8,704       8,550

                  Long-term portion                       $  31,849   $  30,950

                  Subsequent to year end, the Company, upon placing the related helicopters in service, retired the promissory notes due December 31, 1994. The debt was satisfied through additional borrowings of $2 million under the Company's term loan facility. The $1.3 million is not reflected in the current portion of long-term debt.

                  Scheduled maturities of long-term debt are as follows:

                                                         (Thousands of
                                                            dollars)
                           1995                           $  8,704
                           1996                             10,255
                           1997                              8,810
                           1998                              7,192
                           1999                                931
                           Thereafter                        4,661

                                                          $ 40,553

                  At April 30, 1994, the following assets and their related book values are pledged as collateral on notes aggregating $39.3 million:

                                                         (Thousands of
                                                            dollars)

                     Equipment, net of depreciation       $ 54,640
                     Inventory                              24,609
                     Accounts receivable, net               25,725

                                                          $104,974

            The loan agreements require the Company to maintain certain levels of working capital and stockholders' equity and contain other provisions some of which restrict expenditures for the purchase of the Company's stock, for capital expenditures and for payment of dividends. Such agreements also limit the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt), and the acquisition of investments. At April 30, 1994, the Company's working capital exceeded the amount required by approximately $8.7 million, and stockholders' equity exceeded the required level by approximately $3.6 million. Dividends are generally limited to 20% of net earnings.

            In April 1994, the Company amended its agreements concerning the term loan note and revolving credit agreement with its principal lenders to, among other things, permit London Inter-bank Borrowings ("LIBOR") at LIBOR rates plus a floating spread. The spread for LIBOR and/or prime rate borrowings will float up or down based on the Company's performance as determined by a leverage ratio. There were no LIBOR borrowings at April 30, 1994.

            At April 30, 1994, the Company was in compliance with the provisions of its loan agreements.

            Interest  paid  was $2,136,000, $2,231,000 and $3,725,000 for  the years ended April 30, 1994, 1993 and 1992, respectively.

      (3)   Income Taxes

            Income tax expense (benefit) for the three years ended April 30, 1994, is composed of the following:

                                                       1994        1993       1992
                                                      (Thousands of dollars)
                  Current:
                     Federal                         $    853    $    150    $ 2,570
                     State                                148         153        600
                     Foreign                               82          56         29
                  Deferred - principally Federal        1,138         933     (1,699)

                                                     $  2,221     $ 1,292    $ 1,500

                  Deferred income taxes (benefit) result from the following:

                                                      1994         1993        1992
                                                    (Thousands of dollars)

                  Accelerated depreciation           $  1,496     $   388    $(1,200)
                  Accrued vacation and other
                     liabilities                         (636)       (831)      (762)
                  Effect of tax credits                   278       1,376        263
                                                     $  1,138     $   933    $(1,699)


                  Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% for the reasons explained below:

                                                   Years ended April 30
                                               1994            1993            1992
                                           Amount    %     Amount     %    Amount    %
                  Income taxes at
                    statutory rate       $ 1,888    34%   $ 1,136    34%  $   949     34%
                  Increase (decrease)
                    in taxes resulting
                     from:
                       Equity in net
                        (earnings) loss
                        of consolidated
                        investee
                        companies              -     -          6     -       (32)    (1)
                       Effect of
                        state income
                        taxes                 98     2        101     4       396     14
                       Other items -
                        net                  235     4         49     1       187      7
                                         $ 2,221    40%   $ 1,292    39%  $ 1,500     54%

            For income tax purposes, the Company had approximately $3,383,000 of investment tax credit carryforwards. These investment tax credit carryforwards will expire between 1995 and 2001. The Company also has approximately $725,000 of alternative minimum tax credit carryforwards available to reduce future Federal regular income taxes over an indefinite period.

            The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1994 and 1993 are presented below:

                                                           1994        1993
                                                      (Thousands of dollars)

                  Deferred tax assets:
                    Tax credits                          $ 4,108     $ 4,386
                    Vacation accrual                       1,594       1,539
                    Self-insurance reserve                   224         386
                    Inventory valuation                      727         624
                    Workman's compensation reserve           455         171
                    Other                                    696          31

                     Total deferred tax assets             7,804       7,137

                  Deferred tax liabilities:
                    Tax depreciation in excess of book
                     depreciation                         16,868      15,372
                    Other                                    959         650

                     Total deferred tax liabilities       17,827      16,022

                     Net deferred tax liability          $10,023     $ 8,885

            No valuation allowance was recorded against the net deferred tax assets because management believes that the deferred tax assets will be realized in full.

            Income taxes paid were approximately $470,000, $1,971,000 and $5,500,000 for the years ended April 30, 1994, 1993 and 1992, respectively.

      (4)   Employee Savings Plan

            The Company established, effective July 1, 1989, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan provides that the Company match up to 3% of employee contributions. The Company's contribution was $1,604,000, $1,410,000 and $1,500,000 for the years ended April 30, 1994, 1993 and 1992, respectively.

      (5)   Stock Option Plans

            Effective May 1, 1992, the Company's Board of Directors adopted the Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Plan"). The Plan was approved at the Annual Meeting of Stockholders on September 30, 1992. The Company is authorized to grant non-qualified stock options and stock appreciation rights (Sar) to selected employees to purchase up to 100,000 shares of the Company's non-voting common stock at an exercise price of not less than 25% of their Fair Market Value at the date of grant. The options may be exercised any time after one year from the date of grant until their expiration at five years from such date.

            During fiscal 1993 an officer of the Company was granted non-qualified options to purchase 15,000 shares of voting common stock at the fair market value of the stock at the date of grant. The options were not granted under the 1992 Plan. The options expire five years from the date of grant.

            A summary of the Plans' activities for the years ended April 30, 1994 and 1993 is as follows:

                                                         1992 Plan
                                                          Non-Voting           Voting
                                             Total    Options      Sar        Options
                  Balance outstanding at
                    May 1, 1992               -          -         -             -
                  Options granted at
                    $10.00 per share       15,000        -         -          15,000

                  Balance outstanding at
                    April 30, 1993         15,000        -         -          15,000

                  Options granted at
                    $15.50                 87,000     87,000       -             -
                  Options canceled         (6,000)    (6,000)      -             -

                  Balance outstanding at
                    April 30, 1994         96,000     81,000       -          15,000

                  Shares exercisable at
                    April 30, 1993           -           -         -           -

                  Shares exercisable at
                    April 30, 1994           -           -         -           -

                  Shares available for
                    future grant at
                    April 30, 1994          19,000


      (6)   Supplemental Cash Flow Information and Financing Activities

            During 1994, the Company acquired two aircraft for $1,284,000. The purchases were financed with the seller.

            Additionally in 1994, the Company entered into an agreement to acquire up to 28% of a corporate joint venture. In 1994 the Company acquired a 13.6% interest of the corporate joint venture in exchange for a helicopter and equipment with net values totaling $439,000. The Company further has a note receivable for $290,000 from the joint venture which the Company has the option to convert into an additional 9.3% of the common stock of the corporate joint venture.

      (7)   Commitments and Contingencies

            The Company leases certain aircraft used in its operations. The Company generally pays all insurance, taxes and maintenance expenses associated with these aircraft, and some of these leases contain renewal and purchase options.

            Aggregate rental commitments to lease aircraft under operating leases are due in years subsequent to April 30, 1994, as follows:

                                       (Thousands of dollars)

                       1995                                     $  9,672
                       1996                                        8,311
                       1997                                        8,301
                       1998                                        8,301
                       1999                                        8,256
                       Thereafter                                 23,440
                                                                $ 66,281

                    Rental expense consisted of the following:

                                                    Years ended April 30
                                                1994       1993         1992
                                                   (Thousands of dollars)

                       Aircraft               $ 12,369   $ 13,433     $ 14,680
                       Other                     1,637      1,576        1,683

                                              $ 14,006   $ 15,009     $ 16,363


            The Company has agreed to purchase two helicopters in 1995 for $5 million. The Company also plans to lease five helicopters with a lease value of $9 million. The lease term is 60 months with monthly payments of $67,000 or $0.8 million per year. At the end of the lease term, the Company may purchase the aircraft for 88% of the original lease, or $7.9 million, or return the aircraft and pay the lessor 13% of the original lease amount, or $1.2 million. The Company also has non-binding agreements to purchase 15 additional aircraft none of which are expected to be purchased in 1995.

            The Company is subject to certain legal proceedings which have arisen in the ordinary course of its business and have not been finally adjudicated. In connection with this litigation, the Company has accrued estimated amounts which it believes adequately provide for the settlement of such litigation.

                          SELECTED QUARTERLY FINANCIAL DATA

                                      UNAUDITED

            The summarized quarterly results of operations for the years ended April 30, 1994 and 1993 (in thousands of dollars, except per share data) are as follows:


                                                   Quarter Ended
                                      July 31,      October 31,    January 31,     April 30,
                                        1993          1993           1994            1994

            Revenues                $   45,552      $  46,204      $  41,482      $   39,306
            Gross profit            $    5,068      $   3,393      $   3,599      $    4,410
            Net earnings            $    1,251      $     473      $     412      $    1,197
            Net earnings per share  $      .23      $     .08      $     .08      $      .22

                                                   Quarter Ended
                                      July 31,      October 31,    January 31,     April 30,
                                        1992          1992           1993            1993

            Revenues                $   44,009      $  43,751      $  43,858      $   42,293
            Gross profit            $    1,363      $   6,103      $   1,619      $    6,082
            Net earnings            $      173      $     887      $     263      $      726
            Net earnings per share  $      .03      $     .16      $     .05      $      .13



      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            During the past two years there were no disagreements between the Company and its independent certified public accountants on accounting and financial disclosure matters. Information regarding changes in the Company's independent certified public accountants has been previously reported on Commission Form 8-Ks dated March 31, 1993 and December 18, 1992.

                                       Part III

      Item 10. Directors and Executive Officers of the Registrant

            Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its 1994 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4.(a) "Executive Officers of the Registrant."

      Item 11. Executive Compensation

            Information required by this item will be included in the Company's definitive proxy statement in connection with its 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

      Item 12. Security Ownership of Certain Beneficial Owners and Management

            Information required by this item will be included in the Company's definitive proxy statement in connection with its 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

      Item 13. Certain Relationships and Related Transactions

            Information required by this item will be included in the Company's definitive proxy statement in connection with its 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

                                       Part IV

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)  1. Financial Statements

                 Included in Part II of this report:

                 Independent Auditors' Reports

                 Consolidated Balance Sheets at April 30, 1994 and 1993

                 Consolidated Statements of Earnings for each of the three years in the period ended April 30, 1994

                 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended April 30, 1994

                 Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 1994

                 Notes to Consolidated Financial Statements

            (a)  2. Financial Statement Schedules

                 Included in Part II of this report:

                 Selected Quarterly Financial Data - for the years ended April 30, 1994 and 1993

                 Included in Part IV of this report:

                 Independent Auditors' Reports on Financial Statement Schedules

                 For each of the three years in the period ended April 30, 1994

                 Schedule V -- Property and Equipment
                 Schedule VI -- Accumulated Depreciation and
                   Amortization of Property and Equipment
                 Schedule X -- Supplementary Earnings Statement Information

            Schedules other than those listed above are omitted because they are either not required or not applicable, or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

            Columns have been omitted from schedules in instances in which the information required therein is applicable.

            (a)  3.  Exhibits

            3.1 Restated Certificate of Incorporation of PHI dated March 2, 1988, as amended by Certificate of
                  Amendment dated September 10, 1987 and by Certificate of Amendment dated October 19, 1990 (incorporated by reference to Exhibit No. 3.1 to PHI's Report on Form 10-K dated April 30, 1993).

            3.2 Bylaws of PHI as of July 12, 1993 (incorporated by reference to Exhibit No. 3.2 to PHI's Report on Form 10-K dated April 30, 1993).

            10.1 Master Helicopter Lease Agreement dated May 29, 1991 between AT&T Systems Leasing Corporation and PHI (incorporated by reference to Exhibit No. 10.1
                  (2)  to  PHI's Report on Form 10-K dated April 30,
                  1992).

            10.2 Master Helicopter Lease Agreement dated February 14, 1991 between General Electric Capital Corporation and PHI (incorporated by reference to Exhibit No. 10.1 (1) to PHI's Report on Form 10-K dated April 30, 1991).

            10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce, NationsBank of Texas, N.A. and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit No. 10.3 to PHI's Report on Form 10-K dated April 30, 1993).

            10.4 Installment promissory note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,122,441.56, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibit No.
                  10.4 to PHI's Report on Form 10-K dated  April 30,
                  1993).

            10.5 Installment Promissory Note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc.

                  (incorporated by reference to Exhibit No. 10.5 to PHI's Report on Form 10-K dated April 30, 1993).

            10.6 Installment Promissory Note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibit No.
                  10.6 to PHI's Report on Form  10-K dated April 30,
                  1993).

            10.7 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

            10.8 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the stockholders of PHI on September 30, 1992 (incorporated by reference to Exhibit No.
                  10.8 to PHI's Report on Form 10-K dated  April 30,
                  1993).

            10.9 Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan dated June 2, 1993 between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.9 to PHI's Report on Form 10-K dated April 30, 1993).

            10.10 Employment  Agreement  between  PHI  and  John  H.
                  Untereker dated June 15, 1992 (incorporated by reference to Exhibit No. 10.10 to PHI's Report on Form 10-K dated April 30, 1993).

            10.11 Stock  Option  Agreement  between PHI and John  H.
                  Untereker dated April 12, 1993, but effective as of July 20, 1992 (incorporated by reference to Exhibit No. 10.11 to PHI's Report on Form 10-K dated April 30, 1993).

            10.12 Asset  Purchase  Agreement  by  and  among,  among
                  others, Rocky Mountain Helicopters, Inc., American Eurocopter Corporation and PHI.

            21 Subsidiaries of the Registrant (incorporated by reference to Exhibit No. 21 to PHI's Report on Form 10-K dated April 30, 1993).

            23.1  Consent of KPMG Peat Marwick

            23.2  Consent of Deloitte and Touche

            (b)   Reports on Form 8-K

                  None

            (d)   Financial Statement Schedules

                  Financial statements or information regarding 50% or less owned entities accounted for by the equity method have been omitted because such entities, considered in the aggregate as a single subsid-iary, would not constitute a significant subsidiary.

                             Independent Auditors' Report



      The Board of Directors and Stockholders
      Petroleum Helicopters, Inc.:

      Under date of June 20, 1994, we reported on the consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended, which are included elsewhere in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 14(a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                              KPMG PEAT MARWICK


      New Orleans, Louisiana
      June 20, 1994

      INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


      Board of Directors and Stockholders
      Petroleum Helicopters, Inc.
      Harahan, Louisiana


      We have audited the consolidated statements of earnings, stockholders' equity and cash flows of Petroleum Helicopters, Inc. and wholly-owned subsidiaries for the year ended April 30, 1992 (none of which are presented herein), and have issued our report thereon dated July 17, 1992; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




      DELOITTE & TOUCHE
      New Orleans, Louisiana
      July 17, 1992

                              PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                                  SCHEDULE V - PROPERTY AND EQUIPMENT

                                           Balance at                             Balance at
                                           beginning                Retirements     end of
                                           of period    Additions    and Sales      period
                                                        (Thousands of dollars)

            Year Ended April 30, 1992
               Flight equipment            $149,370     $ 25,740     $(13,782)    $  161,328
               Other                         18,552         (928)*       (165)        17,459
                                           $167,922     $ 24,812     $(13,947)    $  178,787

            Year Ended April 30, 1993
               Flight equipment            $161,328     $ 16,143     $(10,010)    $  167,461
               Other                         17,459        1,185         (109)        18,535
                                           $178,787     $ 17,328     $(10,119)    $  185,996

            Year Ended April 30, 1994
               Flight equipment            $167,461     $ 15,132     $ (6,293)    $  176,300
               Other                         18,535          481         (506)        18,510
                                           $185,996     $ 15,613     $ (6,799)    $  194,810



            *  Net of $1,705 of transfers from other equipment to flight equipment.

                              PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

            SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

                                        Balance at                                Balance at
                                        beginning                   Retirements     end of
                                        of period       Additions    and sales      period

                                                       (Thousands of Dollars)
            Year Ended April 30, 1992
              Flight equipment          $ 83,210        $ 11,064      $(6,322)    $  87,952
              Other                       12,894             920         (147)       13,667
                                        $ 96,104        $ 11,984      $(6,469)    $ 101,619

            Year Ended April 30, 1993
              Flight equipment          $ 87,952        $  8,331      $(4,904)    $  91,379
              Other                       13,667             884         (168)       14,383
                                        $101,619        $  9,215      $(5,072)    $ 105,762

            Year Ended April 30, 1994
              Flight equipment          $ 91,379        $  7,715      $(4,756)    $  94,338
              Other                       14,383             858         (408)       14,833
                                        $105,762        $  8,573      $(5,164)    $ 109,171


                              PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                       SCHEDULE X - SUPPLEMENTARY EARNINGS STATEMENT INFORMATION


                                                            Year Ended April 30,
                                                      1994           1993           1992
                                                            (Thousands of dollars)
            Charged to direct expenses:
              Maintenance and repairs,
              including salaries                    $55,982        $ 60,125       $ 75,564


                  Pursuant  to  the  requirements  of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PETROLEUM HELICOPTERS, INC.


                                           By: /s/  Carroll W. Suggs
                                                    Carroll W. Suggs
                                                  Chairman of the Board
                                           Chief Executive Officer and Director

                  Pursuant to the requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                               Title                    Date

             /s/    Carroll W. Suggs               Chairman of the Board,         07/27/94
                     Carroll W. Suggs             Chief Executive Officer
                                                  and Director (Principal
                                                     Executive Officer)


             /s/   John H. Untereker                 Vice President and           07/27/94
                    John H. Untereker             Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

             /s/    Robert E. Perdue                      Director                07/27/94
                      Robert E. Perdue



             /s/  Leonard M. Horner                       Director                07/27/94
                   Leonard M. Horner


                                                EXHIBITS




                  3.1 Restated Certificate of Incorporation of PHI dated March 2, 1988, as amended by Certificate of Amendment dated September 10, 1987 and by Certificate of Amendment dated October 19, 1990 (incorporated by reference to Exhibit No. 3.1 to PHI's Report on Form 10-K dated April 30,
                        1993).

                  3.2 Bylaws of PHI as of July 12, 1993 (incorporated by reference to Exhibit No. 3.2 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.1 Master Helicopter Lease Agreement dated May 29, 1991 between AT&T Systems Leasing Corporation and PHI (incorporated by reference to Exhibit No. 10.1 (2) to PHI's Report on Form 10-K dated April 30, 1992).

                  10.2 Master Helicopter Lease Agreement dated February 14, 1991 between General Electric Capital Corporation and PHI (incorporated by reference to Exhibit No. 10.1 (1) to PHI's Report on Form 10-K dated April 30, 1991).

                  10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce, NationsBank of Texas, N.A. and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit No.
                        10.3 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.4 Installment promissory note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,122,441.56, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.5 Installment Promissory Note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc.

                        (incorporated by reference to Exhibit No. 10.5 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.6  Installment Promissory Note dated June 4,  1993  by  PHI payable to debis Financial Services, Inc. in the original principal amount of $3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibit No. 10.6 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.7 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

                  10.8 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the stockholders of PHI on September 30, 1992 (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.9 Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan dated June 2, 1993 between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.9 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.10 Employment Agreement  between  PHI and John H. Untereker dated June 15, 1992 (incorporated by reference to Exhibit No. 10.10 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.11 Stock Option Agreement between PHI and John H. Untereker dated April 12, 1993, but effective as of July 20, 1992 (incorporated by reference to Exhibit No. 10.11 to PHI's Report on Form 10-K dated April 30, 1993).

                  10.12 Asset Purchase  Agreement  by  and among, among others,
                        Rocky Mountain Helicopters, Inc.,  American   Eurocopter
                        Corporation and PHI.

                  21    Subsidiaries   of   the   Registrant   (incorporated  by
                        reference to Exhibit No. 21 to PHI's Report on Form 10-K dated April 30, 1993).

                  23.1  Consent of KPMG Peat Marwick

                  23.2  Consent of Deloitte and Touche