Form 10-Q
period 1994-07-31
PETROLEUM HELICOPTERS INC
filed 1994-08-31
CIK 350403

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1994
                                    OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                   Outstanding
                 Class                            Aug. 31, 1994

Voting Common Stock(P/V $.08 1/3 P/S)                   3,278,068
Non-Voting Common Stock(P/V $.08 1/3 P/S)               2,200,000

             PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     July 31,         April 30,
                                       1994              1994
                                   ___________         ___________
                                   (Unaudited)             *
                                       (Thousands of Dollars)
ASSETS
Current Assets:
 Cash and cash equivalents         $   4,936           $   5,452
 Accounts receivable - net
    of allowance                      30,615              27,759
 Inventory                            25,020              24,850
 Prepaid expenses                        787               1,446
 Refundable income taxes                -                    196
                                     _______             _______
       Total current assets           61,358              59,703
                                     _______             _______
Notes receivable                        -                    290
Investments                            1,140                 597
Property and equipment:
 Cost                                193,494             194,810
 Less accumulated depreciation      (109,774)           (109,171)
                                     _______             _______
                                      83,720              85,639
                                     _______             _______
Other assets                              99                  83
                                     _______             _______
                                   $ 146,317           $ 146,312
                                     =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                $  17,373           $  15,740
 Accrued vacation pay                  4,687               4,687
 Income taxes payable                    166                -
 Current portion of long-term debt     8,717               8,704
                                     _______              _______
       Total current liabilities      30,943              29,131
                                     _______              _______
Long-term debt                        28,881              31,849
Deferred income taxes                 10,023              10,023
Stockholders' equity:
 Voting common stock                     273                 273
 Non-voting common stock                 183                 183
 Additional paid-in capital           11,027              11,027
 Retained earnings                    64,987              63,826
                                     _______             _______
                                      76,470              75,309
                                     _______             _______
                                   $ 146,317           $ 146,312
                                     =======             =======
*The balance sheet at April 30, 1994 is condensed from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                Three Months Ended July 31,
                                   1994              1993
                                ________            ________
                                   (Thousands of dollars,
                                   except per share amounts)

Revenues:
 Operating revenues           $   43,557          $   47,618
 Gain on equipment
    disposals                        772                  44
 Equity in net earnings
    of investee companies             61                  15
                                 _______             _______
                                  44,390              47,677
                                 _______             _______
Expenses:
 Direct expenses                  39,250              42,550
 Selling, general and
    administrative expenses        2,448               2,424
 Interest expense                    756                 602
                                 _______             _______
                                  42,454              45,576
                                 _______             _______
Earnings before income
 taxes                             1,936               2,101

Income taxes                         775                 850
                                 _______             _______
Net earnings                  $    1,161          $    1,251
                                 =======             =======
Net earnings per share        $      .21          $      .23
                                 =======             =======
Weighted average common
 shares outstanding                5,478               5,478
                                 =======             =======
Dividends paid per common
 share                        $     -0-           $     -0-
                                 =======             =======

See notes to condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                     Three Months Ended July 31,
                                       1994               1993
                                      ______             ______
                                       (Thousands of Dollars)

Operating activities:
 Net earnings                      $   1,161           $  1,251
 Depreciation                          2,007              1,960
 Gain on equipment disposals            (772)               (44)
 Equity in net earnings
    of investee companies                (61)               (15)
 Changes in operating assets
    and liabilities                     (289)             1,120
                                      _______            _______
Net cash provided by operating
 activities                            2,046              4,272
                                      _______            _______
Investing activities:
 Purchases of property and
    equipment                           (666)            (5,762)
 Proceeds from equipment disposals     1,350                 45
 Other                                  (291)                -
                                       _______           _______
Net cash provided (used) by
 investing activities                    393             (5,717)
                                       _______           _______

Financing activities:
 Proceeds from long-term debt          2,000             25,030
 Payments on long-term debt           (4,955)           (21,304)
                                       _______           _______
Net cash provided (used) by
 financing activities                 (2,955)             3,726
                                       _______           _______
Increase (decrease) in cash
 and cash equivalents                   (516)             2,281

Cash and cash equivalents
 at beginning of period                5,452              2,309
                                       _______           _______
Cash and cash equivalents
 at end of period                  $   4,936           $  4,590
                                       =======           =======


 See notes to condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED JULY 31, 1994 AND 1993

                                (UNAUDITED)


A. These financial statements, except for the April 30, 1994 condensed balance sheet, have been prepared without audit in compliance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that this information is fairly presented. It is suggested that these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1994 and its accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

B. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

C. The Company's financial results, particularly as it relates to its domestic oil and gas operations, are influenced by seasonal fluctuations. During the Company's third fiscal quarter, there are historically more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower during the winter than they are at other times of the year. This produces a seasonal aspect to the Company's business and typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

D. Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in 1994.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     The following is a comparison of the first quarter of the fiscal year ending April 30, 1995 with the comparable period of the prior fiscal year.

     The Company is engaged in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance to outside parties.

RESULTS OF OPERATIONS

     Operating revenues decreased $4 million, or 8%, to $43.6 million in the first quarter of fiscal 1995 compared to $47.6 million in the prior year period. The overall decrease was primarily the result of a 9% decrease in flight hours from 56,997 to 52,072. Declines in domestic oil and gas and maintenance revenues were partially offset by increases in the Company's aeromedical and international markets.

     Domestic oil and gas revenues declined $5.6 million, or 16% from $34.6 million to $29 million. The decrease was related to the loss of four contracts which represented $4.6 million in billings in the first quarter of fiscal 1994. The remainder of the decrease is primarily a result of competitive pricing pressures in the Gulf of Mexico.

     Aeromedical revenues increased $1.6 million, or 33% to $6.5 million in fiscal 1995 from $4.9 million in the same period of fiscal 1994. Aeromedical flight hours increased 24% to 3,754 as compared to 3,036. The increase is due to the addition of five new programs and eight new dedicated aircraft during the past 15 months.

     International oil and gas revenues increased 39% to $4.3 million from $3.1 million. Flight hours in the Company's interna-tional markets increased 8% from 4,867 to 5,242. The addition of two new programs involving two helicopters and one fixed wing aircraft resulted in the improved revenues.

     Other revenues, including maintenance, declined $1.2 million to $3.8 million from $5 million. The decrease was due to a $1.2 million project in fiscal 1994.

     The current quarter's results included a gain on disposal of equipment of $0.8 million. The gain resulted from the disposition of four aircraft. No aircraft were disposed of in the first quarter of last year.

     The Company's operating margin declined to 10% for the current quarter from 11% in the prior year's quarter. Consistent with the decline in revenues and flight hours, direct operating costs declined 8% or $3.3 million. The decrease resulted primarily from a decline in salaries and benefits of $1.7 million related to a 10% staff reduction. Cost of sales fell $0.7 million related to the reduction in maintenance revenues. Fuel expense fell $0.3 million because of reduced flight hours and a 2% price reduction.

     Selling, general and administrative expenses were constant at $2.4 million with fiscal 1995 including $0.3 million of profession-al fees associated with the proposed transaction described below.

     First quarter interest expense increased to $0.8 million from $0.6 million. The increase was primarily attributable to rising interest rates partially offset by a decrease in the average balance of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of the quarter ended July 31, 1994 was $30.4 million compared to $30.6 million at April 30, 1994, the Company's fiscal year end. The Company had total long-term debt of approximately $37.6 million and lease commitments of approximately $64 million as of July 31, 1994. Stockholders' equity rose $1.2 million to $76.5 million at July 31, 1994. The increase was generated entirely from operating profits.

     Cash decreased $0.5 million during the quarter. Net cash provided by operations was $2 million. Cash aggregating $0.4 million was provided by investing activities and $3 million was used to reduce long-term debt.

     Certain covenants contained in the Company's financing agreement prohibit the Company from incurring debt above the amount available, $13.3 million and $11 million at July 31, 1994, under its present revolving credit and term loan facilities, respective-ly. Other covenants included in the financing agreement restrict the amount of dividends, capital expenditures, and investments.

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

     Management estimates annual revenues associated with the EMS contracts are $27 million. If these contracts and assets are ultimately acquired, PHI would pay AEC a portion of the contract revenues received as reimbursement of the purchase price and assume certain post closing obligations under the EMS contracts and the helicopter leases and financing instruments. While the acquisition of these contracts and assets may have a material impact on future operations, management does not believe that such event would have a materially unfavorable effect on the Company's liquidity or capital resources.

     The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the forthcoming fiscal year.


RESULTS AT A GLANCE (Unaudited)

     The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios and general statistics):


                                   Three Months Ended July 31,
                                       1994             1993
                                      ______           ______
OPERATIONS

     Operating revenues            $   43,557       $   47,618
     Expenses                          42,454           45,576
     Net earnings                       1,161            1,251
     Net earnings per share               .21              .23
     Annualized return on
       shareholders' equity              6.1%             6.8%


                                   July 31, 1994    April 30, 1994
                                   _____________    _______________
FINANCIAL SUMMARY

     Net working capital           $   30,415       $   30,572
     Net book value of
       property and equipment          83,720           85,639
     Long-term debt                    28,881           31,849



                                   July 31, 1994    April 30, 1994
                                   _____________    ______________
GENERAL STATISTICS

     Total flight hours                52,072           56,997
     Helicopters                          263              266
     Employees                          1,667            1,697

                        PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1   Master Helicopter Lease Agreement dated May 29,
       1991 between AT&T Systems Leasing Corporation and
       PHI (incorporated by reference to Exhibit No.
       10.1(2) to PHI's Report on Form 10-K dated April
       30, 1992).

10.2   Master Helicopter Lease Agreement dated February
       14, 1991 between General Electric Capital Corpo-ration and PHI (incorporated by reference to Exhibit No. 10.1(1) to PHI's Report on Form 10-K dated April 30, 1991).

10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petro-leum Helicopters, Inc., Whitney National Bank,
       First National Bank of Commerce, NationsBank of
       Texas, N.A. and NationsBank of Texas, N.A. as agent (incorporated by reference to Exhibit No.
       10.3 to PHI's Report on Form 10-K dated April 30,
       1993).

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

10.6   Installment Promissory Note dated June 4, 1993 by
       PHI payable to debis Financial Services, Inc. in the original principal amount of $3,078.695.58, secured by Aircraft Security Agreement dated June
       4, 1993 between PHI and debis Financial Services,
       Inc. (incorporated by reference to Exhibit No.
       10.6 to PHI's Report on Form 10-K dated April 30,
       1993).

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

10.12 Asset Purchase Agreement by and among, among others, Rocky Mountain Helicopters, Inc., Ameri-can Eurocopter Corporation and PHI (incorporated by reference to Exhibit No. 10.12 to PHI's Report on Form 10-K dated April 30, 1994).

(b) The Company filed one report on Form 8-K during the quarter ended July 31, 1994, dated July 19,
       1994 reporting an "Other Event" pursuant to Item
       5. No financial statements were filed with such Form 8-K.

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               Petroleum Helicopters, Inc.



August 31, 1994                By:    Carroll W. Suggs /s/

                                      Carroll W. Suggs
                                    Chairman of the Board
                                 and Chief Executive Officer



August 31, 1994                By:    John H. Untereker /s/

                                      John H. Untereker
                                      Vice President and
                                   Chief Financial Officer