Form 10-Q
period 1994-10-31
PETROLEUM HELICOPTERS INC
filed 1994-12-05
CIK 350403

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended:   October 31, 1994

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE
      TRANSITION PERIOD FROM              TO

Commission file number 0-9827

         PETROLEUM HELICOPTERS, INC.
     (Exact name of registrant as specified in its Charter)

         Louisiana                        72-0395707
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

   5728 JEFFERSON HIGHWAY
      P. O. BOX 23502
   NEW ORLEANS, LOUISIANA                    70183
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:
(504) 733-6790

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at 12/2/94

 Voting Common Stock                             3,278,068
 Non-Voting Common Stock                         2,200,000

                         PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                           October 31,        April 30,
(Current period unaudited)                 1994              1994   (1)

ASSETS
Current assets:
 Cash and cash equivalents            $   1,504          $   5,452
 Accounts receivable - net
   of allowance                          31,238             27,759
 Inventory                               24,747             24,850
 Prepaid expenses                         1,027              1,446
 Refundable income taxes                      -                196
                                         ______            _______
   Total current assets                  58,516             59,703
                                         ______            _______
Notes receivable                              -                290
Investments                               1,162                597
Property and equipment:
 Cost                                   197,872            194,810
 Less accumulated depreciation         (111,009)          (109,171)

                                         86,863             85,639

Other assets                                104                 83

                                      $ 146,645          $ 146,312
                                        =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                   $  18,459          $  15,740
 Accrued vacation pay                     4,687              4,687
 Income taxes payable                       738                  -
 Current portion of long-term debt        8,229              8,704

   Total current liabilities             32,113             29,131

Long-term debt                           26,694             31,849
Deferred income taxes                    10,023             10,023
Stockholders' equity:
 Voting common stock                        273                273
 Non-voting common stock                    183                183
 Additional paid-in capital              11,027             11,027
 Retained earnings                       66,332             63,826

                                         77,815             75,309

                                      $ 146,645          $ 146,312
                                        =======            =======

(1)The balance sheet at April 30, 1994 is condensed from the audited financial statements at that date.

See notes to condensed consolidated financial statements.




                 PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


In thousands,               Three Months Ended         Six Months Ended
except per                      October 31,               October 31,
share amounts                 1994      1993             1994       1993
(unaudited)


REVENUES:
 Operating revenues       $ 44,841   $ 47,658        $ 88,398    $ 95,276
 Gain on equipment
   disposals                   184        397             956         441
 Equity in net earnings
   of investee companies        20        (12)             81           3

                            45,045     48,043          89,435      95,720


EXPENSES:
 Direct expenses            39,267    44,170           78,517      86,720
 Selling, general and
   administrative expenses   2,626     2,373            5,074       4,797
 Interest expense              732       728            1,488       1,330

                            42,625    47,271           85,079      92,847

Earnings before income
 taxes                       2,420       772            4,356       2,873

Income taxes                   965       299            1,740       1,149


Net earnings              $  1,455  $    473         $  2,616    $  1,724
                            ======    ======           ======      ======
Net earnings per share    $    .27  $    .08         $    .48    $    .31
                            ======    ======           ======      ======
Weighted average common
 shares outstanding          5,478     5,478            5,478       5,478
                            ======    ======           ======      ======
Dividends paid per common
 share                    $    .02  $    -0-         $    .02    $    -0-
                            ======    ======           ======      ======

See notes to condensed consolidated financial statements.

                   PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                            Six Months Ended October 31,
(unaudited)                                1994              1993


OPERATING ACTIVITIES:
 Net earnings                          $  2,616           $ 1,724
 Depreciation                             4,152             4,095
 Gain on equipment disposals               (956)             (441)
 Equity in net earnings
  of investee companies                     (81)               (3)
 Changes in operating assets
   and liabilities                          484             1,700

Net cash provided by operating
 activities                               6,215             7,075


INVESTING ACTIVITIES:
 Purchases of property and
   equipment                             (6,348)           (8,786)
 Proceeds from equipment disposals        1,925               846

Net cash used by
 investing activities                    (4,423)           (7,940)


FINANCING ACTIVITIES:
 Proceeds from long-term debt             4,500            29,030
 Payments on long-term debt             (10,130)          (26,217)
 Dividends paid                            (110)                -

Net cash provided (used) by
  financing activities                   (5,740)            2,813


Increase (decrease) in cash
 and cash equivalents                    (3,948)            1,948

Cash and cash equivalents
 at beginning of period                   5,452             2,309


Cash and cash equivalents
 at end of period                      $  1,504          $  4,257
                                        =======           =======

See notes to condensed consolidated financial statements.








               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX MONTHS ENDED OCTOBER 31, 1994 AND 1993

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

D. Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


    The following is a comparison of the second quarter and the first six months of the fiscal year ending April 30, 1995 with the comparable periods of the prior fiscal year.

    The Company is engaged in providing helicopter transporta-tion and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas produc tion and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance to outside parties.

RESULTS OF OPERATIONS

Second Quarter Fiscal 1995 to Fiscal 1994

    Operating revenues decreased $2.9 million, or 6%, to $44.8 million in the second quarter of fiscal 1995 compared to $47.7 million in the prior year period. The overall decrease was primarily the result of a 6% decrease in flight hours from 55,967 to 52,821. Declines in domestic oil and gas and maintenance revenues were partially offset by increases in the Company's aeromedical and international markets.

    Domestic oil and gas revenues declined $3.4 million, or 10% from $33.6 million to $30.2 million. The decrease was primarily related to the loss of three contracts which represented $3.3 million in revenues in the second quarter of fiscal 1994.

    Aeromedical revenues increased $0.7 million, or 12% to $6.4 million in fiscal 1995 from $5.7 million in the same period of fiscal 1994. Aeromedical flight hours increased 8% to 3,420 as compared to 3,172. The increase is due to the addition of five new programs and eight new dedicated aircraft during the past 18 months. The Company was recently awarded two new contracts that will commence operations in the current fiscal year.

    International oil and gas revenues increased 22% to $4.5 million from $3.7 million. Flight hours in the Company's international markets increased 14% from 4,555 to 5,184. The addition of two new programs involving two helicopters and one fixed wing aircraft resulted in the improved revenues.

    Other revenues, including maintenance, declined $1 million to $3.7 million from $4.7 million.

    The Company's operating margin improved to 12% for the current quarter from 7% in the prior year's quarter. The in crease is a direct result of the Company's efforts to control costs. Consistent with the decline in revenues and flight hours, direct operating costs declined 11% or $4.9 million. The de crease resulted primarily from a decline in spare parts and repairs and maintenance of $2.8 million. Cost of sales fell $0.9 million related to the reduction in maintenance revenues. Helicopter rent and insurance declined $0.7 million and $0.5 million, respectively.

    Selling, general and administrative expenses increased $0.2 million primarily as a result of a non-recurring $0.2 million increase in professional fees related to the reincorporation of the Company from Delaware to Louisiana and the Company's efforts to acquire certain assets of Rocky Mountain Helicopters.

    Second quarter interest expense was constant at $0.7 million as the effect of higher interest rates was offset by lower outstanding borrowings.

First Six Months Fiscal 1995 to First Six Months Fiscal 1994

    On a year-to-date basis, the Company's operating revenues declined 7%, or $6.9 million, from $95.3 million in the prior year period to $88.4 million. Overall flight hours decreased 7% to 104,893 from 112,964. Revenues derived from the domestic oil and gas market decreased 13% from $68.2 million to $59.2 million. Aeromedical, international helicopter services and technical services revenues increased a combined 8% from $27.1 million to $29.2 million and represented 33% of total revenues compared to 28% for the prior year period.

    Equipment disposals increased $0.6 million from $0.4 million in the prior period to $1 million in the current period. The increase is due to the sale of six aircraft in the current period compared to three in the prior fiscal year.

    The Company's operating margin improved to 11% compared to 9% for the prior period. Direct operating costs decreased 9% from $86.7 million to $78.5 million. Direct operating costs decreased primarily by $2.9 million in repairs, maintenance and spare parts expense, salaries and benefits of $1.3 million, cost of sales of $1.6 million, helicopter rent of $0.8 million, fuel $0.5 million and helicopter insurance of $0.5 million. The decreases were a result of decreased revenues and flight hours.

    Selling, general, and administrative expenses increased $0.3 million from $4.8 million to $5.1 million. The 6% six month period to period increase primarily resulted from the non-recur ring $0.2 million increase in professional fees described above.

    The $0.2 million increase in year-to-date interest expense was a result of rising interest rates offset by a decrease in average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of the quarter ended October 31, 1994 was $26.4 million compared to $30.6 million at April 30, 1994, the Company's fiscal year end. The Company had total long-term debt of approximately $34.9 million and helicopter lease commitments of approximately $61.3 million as of October 31, 1994. Stock holders' equity rose $2.5 million to $77.8 million at October 31, 1994. The increase was generated entirely from operating profits net of $0.1 million for dividends paid to shareholders during the quarter ended October 31,1994.




Cash decreased $3.9 million during the six month period. Net cash provided by operations was $6.2 million. Cash aggregating $4.4 million was used in investing activities, primarily for the purchase of aircraft, and $5.7 million was used to reduce long-term debt and the payment of dividends.

    Certain covenants contained in the Company's financing agreement prohibit the Company from incurring debt above the amount available, $14.8 million and $13.5 million at October 31, 1994, under its present revolving credit and term loan facili ties, respectively. Other covenants included in the financing agreement restrict the amount of dividends, capital expenditures, and investments.

    The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the forthcoming fiscal year.

RESULTS AT A GLANCE (Unaudited)

    The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):


OPERATIONS
                                  Six Months Ended October 31,

                                       1994             1993


    Operating revenues             $ 88,398         $ 95,276
    Expenses                         85,079           92,847
    Net earnings                      2,616            1,724
    Net earnings per share              .48              .31
    Annualized return on
     shareholders' equity              6.8%             4.7%
    Total flight hours              104,893          112,964

FINANCIAL SUMMARY              October 31,1994   April 30,1994


    Net working capital            $ 26,403         $ 30,572
    Net book value of
     property and equipment          86,863           85,639
    Long-term debt                   26,694           31,849

GENERAL STATISTICS             October 31,1994   April 30, 1994


    Helicopters                         251              266
    Employees                         1,650            1,697

                       Part II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

 Pursuant to the reincorporation merger described more fully under item 6(B), below, on October 26, 1994, the Company changed its state of incorporation from Delaware to Louisiana by merging with a Louisiana corporation organized for this purpose. Pursu ant to the merger, each share of voting common stock, $.08 1/3 par value per share, of the Company outstanding prior to the merger was converted into one share of voting common stock, $.10 par value per share, and each share of non-voting common stock, $.08 1/3 par value per share, of the Company outstanding prior to the merger was converted into one share of the non-voting common stock, $.10 par value per share.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The annual meeting of the stockholders of the Company was held on September 28, 1994, at which time the following matters were submitted to a vote of stockholders:

 (a)     The election of the following to the Board of Directors:

Nominees                  For                    Withheld


Carroll W. Suggs          2,912,612                         269

Leonard M. Horner         2,921,877                           4

Robert E. Perdue          2,921,877                           4

Robert G. Lambert         2,921,872                           4


 (b) A proposal to change the state of incorporation of the Company from Delaware to Louisiana was approved by the following vote: 2,364,728 for, 362,419 against, and 73,557 abstained.





















Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 Agreement of Merger dated as of August 25, 1994 between
Petroleum Helicopters, Inc., a Delaware corporation, and Petroleum Helicopters, Inc., a Louisiana corporation.

3.1 (i) Articles of Incorporation of the Company.
 (ii)   By-laws of the Company.

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

10.9 Form of Stock Option Agreement for the Grant of Non-Quali fied Stock Options under the Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan dated June 2, 1993 between PHI and certain of its key employees (incorpo rated by reference to Exhibit No. 10.9 to PHI's Report on Form 10-K dated April 30, 1993).

10.10 Employment Agreement between PHI and John H. Untereker dated June 15, 1992 (incorporated by reference to Exhibit No. 10.10 to
PHI's Report on Form 10-K dated April 30, 1993).

10.11 Stock Option Agreement between PHI and John H. Untereker dated April 12, 1993, but effective as of July 20, 1992 (incorpo rated by reference to Exhibit No. 10.11 to PHI's Report on Form
10-K dated April 30, 1993).

27  Financial Data Schedule.

(b) Reports on Form 8-K:

 On October 28, 1994, the Company filed a Form 8-K to report that on October 26, 1994 the Company consummated its reincorporation as a Louisiana corporation. The reincorporation was approved by the Company's stockholders at its 1994 annual meeting held on September 28, 1994 and is described in greater detail in its Proxy Statement dated August 25, 1994. To effect the reincorporation, Petroleum Helicopters, Inc. a Delaware corpora tion, was merged into Petroleum Helicopters, Inc. a Louisiana corporation organized for such purpose. The reincorporation merger did not change the name, business or management of the Company.











    SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Petroleum Helicopters, Inc.


December 2, 1994                    By:  Carroll W. Suggs /s/


                                         Carroll W. Suggs
                                         Chairman of the Board
                                         & Chief Executive Officer



December 2, 1994                    By:  John H. Untereker /s/




                                         John H. Untereker
                                         Vice President and
                                         Chief Financial Officer