Form 10-Q
period 1995-01-31
PETROLEUM HELICOPTERS INC
filed 1995-03-08
CIK 350403

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:   January 31, 1995

                                   OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE
              TRANSITION PERIOD FROM __________ TO __________
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                Outstanding at February 28, 1995

 Voting Common Stock                           2,864,760
 Non-Voting Common Stock                       2,200,000

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                           January 31,        April 30,
(Current period unaudited)                 1995              1994   (1)
                                      _____________      _____________

ASSETS
Current assets:
 Cash and cash equivalents          $     1,462         $   5,570
 Accounts receivable - net
   of allowance                          30,578            27,641
 Inventory                               26,261            24,850
 Prepaid expenses                           770             1,446
 Refundable income taxes                    -                 196
                                        _______           _______
   Total current assets                  59,071            59,703
Notes receivable                           -                  290
Investments                               1,154               597
Property and equipment:
 Cost                                   200,130           194,810
 Less accumulated depreciation         (113,067)         (109,171)
                                        _______           _______
                                         87,063            85,639
                                        _______           _______
Other assets                                100                83
                                        _______           _______
                                    $   147,388         $ 146,312
                                        =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                 $    17,018         $  15,740
 Accrued vacation pay                     4,741             4,687
 Income taxes payable                     1,090              -
 Current portion of long-term debt        6,742             8,704
                                        _______           _______
   Total current liabilities             29,591            29,131
Long-term debt                           29,254            31,849
Deferred income taxes                    10,023            10,023
Other long-term liabilities                   4                 -

Stockholders' equity:
 Voting common stock                        273               273
 Non-voting common stock                    183               183
 Additional paid-in capital              11,027            11,027
 Retained earnings                       67,033            63,826
                                         ______            ______
                                         78,516            75,309
                                        _______           _______
                                    $   147,388         $ 146,312
                                        =======           =======

(1)The balance sheet at April 30, 1994 is condensed from the audited financial statements at that date.
See notes to condensed consolidated financial statements.
                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                Three Months            Nine Months
In thousands, except per       Ended January 31,      Ended January 31,
share amounts                    1995      1994         1995       1994
(unaudited)


REVENUES:
 Operating revenues          $  42,095  $ 42,384    $ 130,493  $137,660
 Gain (loss) on equipment
   disposals                     (183)     (152)          773       289
   Equity in net earnings
   (losses) of investee            (9)       (1)           72         2
   companies                   _______   _______      _______   _______

                                41,903    42,231      131,338   137,951
                               _______   _______      _______   _______
EXPENSES:
 Direct expenses                36,964    38,756      115,481   125,476
 Selling, general and
   administrative expenses       2,700     2,041        7,774     6,838
 Interest expense                  812       679        2,300     2,009
                               _______   _______      _______   _______

                                40,476    41,476      125,555   134,323
                               _______   _______      _______   _______
Earnings before income
 taxes                           1,427       755        5,783     3,628

Income taxes                       617       343        2,357     1,492
                               _______   _______      _______   _______

Net earnings                 $     810  $    412   $    3,426  $  2,136
                               =======   =======      =======   =======

Net earnings per share       $     .15  $    .08   $      .63  $    .39
                               =======   =======      =======   =======
Weighted average common
 shares outstanding              5,478     5,478        5,478     5,478
                               =======   =======      =======   =======
Dividends paid per common
 share                       $     .02  $   -0-     $     .04 $    -0-
                               =======   =======      =======   =======

See notes to condensed consolidated financial statements.

                   PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                           Nine Months Ended January 31,
(unaudited)                              1995                1994
                                         ____                ____
OPERATING ACTIVITIES:
 Net earnings                          $  3,426           $ 2,136
 Depreciation                             6,335             6,209
 Amortization of deferred credit             16               -0-
 Gain on equipment disposals               (773)             (289)
 Equity in net earnings
  of investee companies                     (72)               (2)
 Changes in operating assets
   and liabilities                       (1,261)            6,006
                                        _______           _______

Net cash provided by operating
 activities                               7,671            14,060
                                        _______           _______
INVESTING ACTIVITIES:
 Purchases of property and
   equipment                            (16,357)          (12,652)
 Proceeds from equipment disposals        9,354               927
                                        _______           _______
Net cash used by
 investing activities                    (7,003)          (11,725)
                                        _______           _______
FINANCING ACTIVITIES:
 Proceeds from long-term debt             9,250            30,280
 Payments on long-term debt             (13,807)          (30,382)
 Dividends paid                            (219)              -
                                        _______           _______
Net cash used by
  financing activities                   (4,776)            (102)
                                        _______           _______
Increase (decrease) in cash
 and cash equivalents                    (4,108)            2,233

Cash and cash equivalents
 at beginning of period                   5,570             2,309
                                        _______           _______
Cash and cash equivalents
 at end of period                      $  1,462           $ 4,542
                                        =======           =======

See notes to condensed consolidated financial statements.











               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED JANUARY 31, 1995 AND 1994

                                (UNAUDITED)


A. These financial statements, except for the April 30, 1994 condensed consolidated balance sheet, have been prepared without audit in compliance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1994 and its accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

B. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

C. The Company's financial results, particularly as it relates to its domestic oil and gas operations, are influenced by seasonal fluctuations. During the Company's third fiscal quarter, there are fewer hours of daylight and typically more days of adverse weather conditions than during the Company's other fiscal quarters. Consequently, flight hours are generally lower during this quarter, producing a seasonal aspect to the Company's business. This typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

D. Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


    The following is a comparison of the third quarter and the first nine months of the fiscal year ending April 30, 1995 with the comparable periods of the prior fiscal year.

    The Company is engaged in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance to outside parties.

RESULTS OF OPERATIONS

Third Quarter Fiscal 1995 to Fiscal 1994

    Operating revenues decreased $0.3 million, or 1%, to $42.1 million in the third quarter of fiscal 1995 compared to $42.4 million in the prior year period. The overall decrease was primarily the result of a 1% decrease in flight hours from 48,581 to 47,974. Declines in oil and gas revenues were partially offset by increases in the Company's aeromedical, international, and third party maintenance markets.

    Domestic oil and gas revenues declined $1.5 million, or 5%, from $30.7 million in fiscal year 1994 to $29.2 million in the current period. The decrease was primarily related to the loss of one contract subsequent to the third quarter of fiscal 1994.

    Aeromedical revenues increased $0.6 million, or 11% to $6 million in fiscal 1995 from $5.4 million in the same period of
fiscal 1994.  Aeromedical flight hours increased   4% to 3,247 as
compared to 3,130. The increase is due to the addition of 7 new programs and 11 additional dedicated aircraft during the past 21 months including 1 new contract, involving 2 helicopters, that commenced during the current quarter.

    International oil and gas revenues increased 12% to $3.7 million from $3.3 million. Flight hours in the Company's interna-

tional markets decreased 4% from 4,853 to 4,678. The addition of two dry lease contracts involving three helicopters and a rate increase offset the decrease in flight hours.

    Other revenues, including maintenance, increased $0.2 million to $3.2 million from $3 million.

    The Company's operating margin improved to 12% for the current quarter from 9% in the prior year's quarter. Direct operating costs decreased by $1.8 million or 5% from $38.8 million to $37 million. The decrease was primarily a result of a worker's compensation "good experience" premium return in the amount of $1.2 million. In addition, spare parts and repairs and maintenance expense decreased by $0.2 million, or 2%.





    Selling, general, and administrative expenses increased $0.7 million to $2.7 million in the current quarter from $2.0 million in the prior year quarter. The increase is due to a bad debt provision of $0.4 million, an increase in various legal and consulting fees of $0.1 million, and an increase in depreciation of $0.1 million.

    Third quarter interest expense increased by $0.1 million to $0.8 million in fiscal year 1995. The increase was a result of higher interest rates which was partially offset by lower outstanding borrowings.

First Nine Months Fiscal 1995 to First Nine Months Fiscal 1994

    On a year-to-date basis, the Company's operating revenues declined 5%, or $7.2 million, from $137.7 million in the prior year period to $130.5 million. Overall flight hours decreased 5% to 152,867 from 161,545. Revenues derived from the domestic oil and gas market decreased 11% from $99 million to $88.4 million. Aeromedical, international helicopter services and technical services revenues increased a combined 6% from $36.3 million to $38.4 million and represented 29% of total revenues compared to 26% for the prior year period.

    Equipment disposals improved $0.5 million to $0.8 million in the current period. The increase is due to the sale of three additional aircraft during the current period.

    The Company's operating margin improved to 12% compared to 9% for the prior period. Direct operating costs decreased 8% from $125.5 million to $115.5 million. Direct operating costs decreased primarily by $3.1 million in repairs and maintenance and spare parts expense, salaries and benefits of $3 million, cost of sales of $1.6 million, helicopter rent of $1.4 million, fuel of $0.5 million, and helicopter insurance of $0.5 million. The decreases were a result of PHI's cost containment programs, a decrease in flight hours, and improved insurance and safety experience.

    Selling, general, and administrative expenses increased $1 million from $6.8 million to $7.8 million. The 15% nine month period to period increase is due to a bad debt provision of $0.4 million, depreciation of $0.3 million, and a $0.3 million increase in professional fees primarily relating to the Company's effort to acquire certain assets of Rocky Mountain Helicopter.

    The $0.3 million increase in year-to-date interest expense was a result of rising interest rates offset by a decrease in average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital as of the quarter ended January 31, 1995 was $29.5 million compared to $30.6 million at April 30, 1994, the Company's fiscal year end. The Company had total long-term debt of approximately $36 million and helicopter lease commitments of approximately $69.3 million as of January 31, 1995. Stockholders' equity rose $3.2 million to $78.5 million at January 31, 1995. The increase was generated entirely from operating profits net of $0.2 million for dividends paid to shareholders during the nine months ended January 31,1995.

    Cash decreased $4.1 million during the nine month period. Net cash provided by operations was $7.7 million. Cash aggregating $7 million was used in investing activities, primarily for the purchase of aircraft, and $4.8 million was used to reduce long-term debt and the payment of dividends.

    Certain covenants contained in the Company's financing agreement prohibit the Company from incurring debt above the amount available, $14.8 million and $12.2 million at January 31, 1995, under its present revolving credit and term loan facilities, respectively. Other covenants included in the financing agreement restrict the amount of dividends, capital expenditures, and investments.

    On February 27, 1995, the Company purchased 413,308 shares of its voting common stock in a privately negotiated transaction from ONI International, Inc., a company majority owned and controlled by Carroll W. Suggs, the Chairman, Chief Executive Officer and majority shareholder of the Company, for an aggregate of $4,339,734 ($10.50 per share). Prior to this transaction, these shares represented approximately 12.6% and 7.5% of the outstanding shares of the Company's voting common stock and all common stock, respectively. Immediately following this transaction, the Company's outstanding capital stock consisted of 2,864,760 shares of voting common stock and 2,200,000 shares of non-voting common stock, and an aggregate of 1,334,112 shares of voting common stock were held as treasury stock. A portion of the funds for this transaction were provided from the Company's revolving credit facility. Following the transaction, the Company had available $11.2 million under this facility.

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




























RESULTS AT A GLANCE (Unaudited)

    The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):


OPERATIONS
                                  Nine Months Ended January 31,

                                      1995            1994
                                      _____           _____

 Operating revenues                $ 130,493        $137,660
 Expenses                            125,555         134,323
 Net earnings                          3,426           2,136
 Net earnings per share                  .63             .39
    Annualized return on
    shareholders' equity                5.9%            3.9%
 Total flight hours                  152,867         161,545

FINANCIAL SUMMARY             January 31, 1995    April 30, 1994
                              _________________   ______________

 Net working capital               $  29,480         $30,572
 Net book value of
    property and equipment            87,063          85,639
 Long-term debt                       29,254          31,849

GENERAL STATISTICS            January 31, 1995    April 30, 1994
                              ________________    ______________

 Helicopters Operated                    253             266
 Employees                             1,651           1,697

                       Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1      (i) Articles of Incorporation of the Company
         (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

    (ii) By-laws of the Company (incorporated by reference to Exhibit No. 3.1(ii) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters, Inc., Whitney
      National Bank, First National Bank of Commerce,
      NationsBank of Texas, N.A. as agent (incorporated by reference to Exhibit No. 10.3 to PHI's Report on Form 10-K for the fiscal year ended April 30, 1993).

10.4 First Amendment to Amended and Restated Loan Agreement, dated as of October 31, 1993.

10.5 Second Amendment to Amended and Restated Loan Agreement, dated as of April 15, 1994.

10.6 Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1994.

10.7         Fourth Amendment and Limited Waiver to Amended and
      Restated Loan Agreement, dated as of October 25, 1994.

10.8 Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 31, 1994.

27       Financial Data Schedule.

(b)      Reports on Form 8-K - none































                          SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Petroleum Helicopters, Inc.


March 7, 1995                       By:    Carroll W. Suggs /s/
                                           ____________________

                                           Carroll W. Suggs
                                           Chairman of the Board,
                                           President and Chief
                                           Executive Officer


March 7, 1995                       By:    John H. Untereker /s/

                                           _____________________

                                           John H. Untereker
                                           Vice President and
                                           Chief Financial Officer