Form 10-K
period 1995-04-30
PETROLEUM HELICOPTERS INC
filed 1995-07-28
CIK 350403

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-K
(Mark One)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended April 30, 1995
                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From .......... to ..........
                        Commission File No. 0-9827

                        PETROLEUM HELICOPTERS, INC.
          (Exact name of registrant as specified in its charter)

              Louisiana                       72-0395707
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)         Identification No.)

      5728 Jefferson Highway
   P.O. Box 23502, New Orleans,                  70183
      Louisiana (Address of                   (Zip Code)
   principal executive office)

     Registrant's telephone number, including area code:(504)733-6790
        Securities registered pursuant to Section 12(b) of the Act:
                                   NONE
        Securities registered pursuant to Section 12(g) of the Act:
                            Voting Common Stock
                          Non-Voting Common Stock
                           (Title of Each Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
    has been subject to such filing requirements for the past 90 days.
                               Yes X    No
    State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                 Date                             Amount
             June 22, 1995                     $11,700,000

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
 Voting Common Stock.......2,864,760 shares outstanding as of July 10, 1995.
 Non-Voting Common Stock...2,200,830 shares outstanding as of July 10, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive proxy statement to be used in connection with its 1995 Annual Meeting of Shareholders will be, upon filing with the Commission, incorporated by reference into Part III of this Form 10-K.
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



                                  PART I

Item 1.  Business.

General

 The Company was incorporated as a Delaware corporation in 1949 and, as more fully described below, was reincorporated as a Louisiana corporation on October 26, 1994. Since its inception, the Company's primary business has been to transport personnel, and to a lesser extent parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. During the most recent fiscal year, approximately 67% of the Company's operating revenues was generated by oil and gas transportation services in federal and state waters offshore of the States of Louisiana, Texas, Florida, Alabama, Mississippi, and California ("Domestic Oil and Gas Programs"). Approximately 71% and 75% of operating revenues were derived from Domestic Oil and Gas Programs in fiscal 1994 and 1993, respectively.

 The Company's international business consists of offshore and onshore helicopter transportation services and fixed wing services to the global oil and gas industry ("International Oil and Gas Programs"). International Oil and Gas Programs contributed 10% of operating revenues in fiscal 1995, as compared to 8% and 7% in fiscal 1994 and 1993, respectively.

 The Company's aeromedical transportation services for hospitals and medical programs ("Aeromedical Services Programs") accounted for 15% of operating revenues in fiscal 1995.
Aeromedical Services Programs generated 12% and 9% of operating revenues in fiscal 1994 and 1993, respectively.

 Aircraft maintenance services provided to outside parties
("Technical Services Programs") constituted the majority of the remaining 8% of fiscal 1995 operating revenues.

 Demand for the Company's helicopter services is strongly influenced by oil and gas, exploration, development, and production activities. These activities are greatly affected by oil and gas prices. Helicopters perform a fast, efficient, reliable, and safe method of transportation under a broad range of environmental and operational conditions, especially offshore and in remote areas. Each of the Company's fourteen principal types of helicopters is available on an hourly, weekly, or monthly basis.

 The Company maintains master operating agreements with each of its major oil industry customers, which set forth general rights and duties of the Company and the customer. Although the Company is a party to a number of oil and gas industry contracts with a term of one year or more, services are generally provided pursuant to monthly extensions of these operating agreements, and prices are fixed for each contract extension. Contracts for aeromedical and foreign business are generally entered into for longer terms.

 Charges under operating agreements are generally based on fixed monthly fees and additional hourly charges for actual flight time. Because the Company is compensated in part by flight hour, prolonged adverse weather conditions that result in reduced flight hours can adversely affect results of operations. See "- Weather and Seasonal Aspects."

  On October 26, 1994 the Company was reincorporated as a Louisiana corporation by merger into a wholly owned subsidiary of the Company incorporated in Louisiana. The merger did not involve any change in name, business, or management of the Company, but did change the law applicable to its corporate affairs from that of Delaware to that of Louisiana and resulted in the adoption of new Articles of Incorporation and By-laws. Additionally, the par value of the Company's voting and non-voting common stock was changed from $ .08 1/3 per share to $ .10 per share. The primary reason for effecting the change was to save the Company approximately $ 60,000 per year in Delaware franchise taxes, a state in which the Company transacted essentially no business.

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

 In the Gulf of Mexico, the months of December through February have more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower than at other times of the year, which typically results in a reduction in revenues from operations during those months.

 The Company currently operates 37 aircraft equipped to fly pursuant to instrument flight rules (IFR) in the Gulf of Mexico, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to make flights at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules (VFR). Poor visibility is the most common of the adverse weather conditions that affect the Company's operations.

Safety and Insurance

 The operation of helicopters inherently involves a degree of risk. Hazards, such as aircraft accidents, collisions, fire and adverse weather, are inherent in the business of providing helicopter services to the offshore oil and gas industry and others and may result in losses of equipment and revenues. The Company's safety record is very favorable in comparison to the record for all United States operators as reflected in industry publications.

 The Company is also subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive safety and health program and employs a safety staff, including a certified safety professional in the field of comprehensive practice, who is also a registered environmental professional. The primary functions of the safety staff are to develop Company policies that meet or exceed the safety standards set by OSHA, train Company personnel and make daily inspections of safety procedures to insure their compliance with Company policies on safety. All personnel are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

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

 The Company transports personnel and property in its helicopters pursuant to an FAR 135 Air Taxi certificate granted by the FAA. This certificate contains operating specifications that allow the Company to conduct its present operations but are subject to amendment, suspension and revocation in accordance with procedures set forth in the Federal Aviation Act. The Company is not required to file tariffs showing rates, fares and other charges with the FAA. The FAA's regulations, as currently in effect, also require that not less than 75% of the Company's voting securities be owned or controlled by citizens of the United States or one of its possessions, and that the president and at least two-thirds of the directors of the Company are United States citizens. The Company's president and all of its directors are United States citizens and its organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

 The National Transportation Safety Board is authorized to investigate aircraft accidents and to recommend improved safety standards.

 The Company is also subject to the Communications Act of 1934 because of its ownership and operation of a radio communications flight following network throughout the Gulf of Mexico and off the coast of California.

 Numerous federal statutes and rules regulate the offshore operations of the Company and the Company's customers, pursuant to which the federal government has the ability to suspend, curtail or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on the Company. A substantial modification of current offshore operations could adversely affect the economics of such operations and result in reduced demand for helicopter services.

Competition

 The Company's business is highly competitive. Many of the Company's contracts are awarded after competitive bidding, and the principal methods of competition are price, reliability, availability, safety, and service.

 The Company believes it operates one of the largest commercial helicopter fleets in the world. At April 30, 1995, the Company had 254 aircraft in operation. The Company operated 231 helicopters in the United States, of which 199 were operated in Domestic Oil and Gas Programs and 32 were operated in the Company's Aeromedical Services Programs. The Company is the largest operator of helicopters in the Gulf of Mexico and believes there are approximately 4 competitors operating in the Gulf of Mexico market.

 Certain of the Company's customers and potential customers in the oil industry operate their own helicopter fleets; however, oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services.

Employees

 As of April 30, 1995, the Company employed a total of 1,649 people. The Company believes its employee relations to be excellent, and it has never experienced a work stoppage. None of the Company's employees is covered by union contracts.

Customers

 The Company's principal customers are major oil companies.
The Company also serves independent exploration and production concerns, oil and gas service companies, hospitals and medical programs, and government agencies. The Company's largest customer, Shell Oil Company, accounted for more than 10% of the Company's operating revenues in fiscal 1995. The Company's five largest customers accounted for 33% of operating revenues in fiscal 1995.

 Division managers of customer oil companies, who are responsible for a majority of contract services in connection with offshore oil activities, generally contract for helicopter services. Many oil companies also employ directors of aviation to evaluate the capabilities and safety performance of companies providing helicopter services and make recommendations to division managers. Company management and operations specialists are in regular contact with division managers and directors of aviation in connection with both existing service contracts and potential new business.

Environmental Matters

 The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes.

 The Company's operations produce a limited amount of industrial waste products and certain hazardous waste. The
Company's industrial waste products, which consist principally of residual petroleum and metal refinishing waste, are transported to third party disposal sites that are licensed to handle such materials.

 The Company has procedures to provide ongoing assurance that it is in compliance with environmental regulations. As a result of these procedures, the Company has identified possible fuel contamination at three of its domestic sites. On the basis of preliminary information, a provision of $ 200,000 for environmental related costs was made in its 1995 accounts. The Company has begun a comprehensive review of all sites for possible fuel contamination and will conduct technical assessments where appropriate. The Company will accrue remediation expenses, if any, as these reviews are completed.

Item 2.  Properties
Fleet Utilization

 As of April 30, 1995, 84% of the Company's aircraft were actively assigned as compared with 76% as of April 30, 1994 and 1993.

Equipment
    Certain information as of April 30, 1995 regarding the Company's fleet is set forth in the following table:

                         Number                         Cruise  Appr.
 Manufacturer Type      in Fleet  Engine   Passengers   Speed   Range
                                                        (mph)   (miles)
 Bell        206L-I        51     Turbine        6        130    310
             206L-III      47     Turbine        6        130    310
             206L-IV        4     Turbine        6        130    310
             206B-III      27     Turbine        4        120    300
             212(1)         9     Twin Turbine  13        115    300
             214ST(1)       3     Twin Turbine  18        155    450
             230(1)         1     Twin Turbine   8        160    370
             412(1)        17     Twin Turbine  13        135    335
 Boelkow     BK-117        10     Twin Turbine   6        135    255
             BO-105        36     Twin Turbine   4        135    270
Aerospatiale AS355F -
             Twin Star     11     Twin Turbine   5        135    385
             AS350 B2       4     Twin Turbine   5        140    385
 Sikorsky    S-76(1)       20     Twin Turbine  12        150    400
 McDonnell-
 Douglas     MD900          2     Twin Turbine   6        155    336
                          ---
                          242
                          ===

 ______________

 (1) Equipped to fly under instrument flight rules (IFR). All other types listed can only fly under visual flight rules
         (VFR).  See Item 1. "Business - Weather and Seasonal
         Aspects."


 The following tables set forth additional information regarding the helicopters owned and leased by the Company (in thousands, except the number of helicopters):


   Number of
 Company Owned                              Net Book
  Helicopters             Cost                Value

     179              $  162,627          $   72,299(1)


    Number of           Total Rents
 Company Leased          Over Life          Remaining
   Helicopters           of Lease             Rents

      63               $  106,527          $  69,326

_____________

(1) Information regarding the Company's depreciation policy is set forth under Item 8. "Financial Statements and Supplementary
    Data - Notes to Consolidated Financial Statements, Note 1(c)."
                           ____________________


 The Company operates twelve helicopters that are owned or leased by customers which are not reflected in the foregoing tables. The Company also owns five fixed-wing aircraft three of which are currently under full or part-time contract to customers.

 As of April 30, 1995, the Company's commitment for principal payments and lease payments for its present helicopter fleet averaged $17 million each year for the next five years and an aggregate of $22 million thereafter.

 Under most leases the Company is responsible for all insurance, taxes and maintenance expenses associated with the helicopters, and within certain limitations, the Company can either substitute equipment or terminate the leases in the event the leased equipment becomes obsolete or is no longer suited for the Company's needs. All of the Company's leases are considered operating leases for accounting and tax purposes.

 The Company also maintains an inventory of fuel and an inventory of spare parts and components for use in repair and maintenance of the Company's fleet. This inventory had a book value of approximately $26 million on April 30, 1995. The Company is a distributor or dealer for many of these parts and components, thereby allowing it to realize significant cost savings for its purchases.

Equipment on Order

 Subsequent to year end, the Company purchased three aircraft for an aggregate of $ 2.9 million. In addition, the Company plans to purchase three helicopters in fiscal 1996 for a total purchase price estimated to be $ 5 million. These purchases are subject to PHI obtaining customer commitments.

Equipment Sales

 The Company sells aircraft whenever they (i) become obsolete,
(ii) do not fit into future fleet plans, or (iii) are surplus to the Company's needs.

 The Company typically sells its helicopters for more than their book value. The Company cannot predict, however, whether these results will continue or whether such prices would be realized if the Company were to sell a large number of helicopters in a short period of time.

Facilities

 The Company currently leases its executive office space in a building owned by an affiliate of the Company in Jefferson Parish (Metropolitan New Orleans), Louisiana. The executive offices will relocate in August 1995 to Metairie, Louisiana (Metropolitan New Orleans), where the Company has leased 8,107 square feet through July 31, 2000.

    The Company's principal operational facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette Parish, Louisiana. The lease covers approximately 28.2 acres and 17 buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative office and main repair and maintenance facility. The Company has options to extend this lease until 2006.

 The Company also leases property for 19 additional bases to service the oil and gas industry throughout the Gulf of Mexico and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

 A. Morgan City Base (Louisiana) - containing approximately
53 acres, is under a lease that expires June 30, 1998. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for 46 helicopters. The Company believes that this facility is the largest commercial heliport in the world. The Company will evaluate plans to renegotiate the lease prior to its expiration.

 B. Intracoastal City Base (Louisiana) - containing
approximately 22.5 acres under several leases in Vermillion Parish,
all with options to extend through 2001.   The Company has built a
variety of operational and maintenance facilities on this property, including landing pads for 45 helicopters.

 C. Houma-Terrebonne Airport (Louisiana) - containing approximately 13.6 acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which have options allowing extension of the lease through 1999. The Company will evaluate plans to renegotiate the lease prior to its expiration. The Company has landing pads for 30 helicopters on this property.

 D. Sabine Pass (Texas) - containing approximately 22 acres under two leases, one of which, for 1.6 acres, will expire in July 1996 and will be renegotiated at that time, and the other of which will expire September 30, 1997 with an option to extend through September 30, 2002. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for 24 helicopters.

 E. New Orleans (Louisiana) - containing approximately 1.5 acres, is under a lease through April 30, 2004. The location contains significant leasehold improvements including landing pads for 14 helicopters.

 F. Venice (Louisiana) - containing approximately 8 acres, is under a lease expiring March 31, 1996. The original lease was executed April 1, 1973 for one year and has been extended annually since that time. The location contains landing pads for 27 helicopters.

 G. Fourchon (Louisiana) - containing approximately 8 acres, is under original lease expiring April 30, 1996 with options to extend through April 30, 2000. The property has 10 landing pads.

 The Company's other operations-related bases in the United
States are located along the domestic Gulf of Mexico in Louisiana at Cameron, Grand Isle, Lake Charles and Schriever; in Texas at Bay City, Brazoria, Corpus Christi, Galveston, Port O'Connor and
Rockport; in Mississippi at Pascagoula; in New Jersey at Edison;
and in California at Santa Barbara.

 The Company operates from offshore platforms which are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

 Bases of operations for the Company's foreign and aeromedical operations are generally furnished by the customer. The Company's foreign operations are currently conducted in Angola, Argentina, Colombia, Kazakhstan, Philippines, Singapore, Venezuela and Zaire. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Florida, Illinois, Kentucky, Louisiana, North Carolina, and Ohio.

Item 3.  Legal Proceedings

 The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. After consulting with legal counsel, the Company has established accruals, which it believes adequately provide for the anticipated results of such litigation and which have not had a material effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1995.

Item 4. (a)  Executive officers of the registrant

 Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

       Name               Age                 Position

Carroll W. Suggs          56       Chairman of the Board of
                                   Directors, President, and Chief
                                   Executive Officer
Robert D. Cummiskey, Jr.  53       Vice President - Risk Management
                                   and Secretary
Edward Gatza              52       Vice President - Human Resources
Gerald T. Golden          52       Vice President and Director of
                                   Operations
David P. Milling          51       Vice President and General
                                   Manager of IHTI
Ben Schrick               54       Vice President and Chief
                                   Operating Officer
Harold L. Summers         57       Vice President - Engineering/
                                   Quality Assurance
John H. Untereker         45       Vice President, Chief Financial
                                   Officer and Treasurer
Gary J. Weber             47       Vice President - International
                                   Operations

     Mrs. Suggs became Chairman of the Board in March 1990, Chief
Executive Officer in July 1992, and President in October 1994.

     Mr. Cummiskey has served as Secretary since June 1992 and as Vice President - Risk Management since October 1991. Prior to that time, Mr. Cummiskey was a Vice President/Account Executive of
Johnson & Higgins (insurance brokers and consultants).

     Mr. Gatza was named Vice President - Human Resources in
September 1994 after serving as Director of Human Resources since
April 1990.

     Mr. Golden was named Vice President and Director of Operations in March 1993. Prior to that time he served as Vice President and Director of Corporate Development since 1991 and as Director of Training since 1982.

     Mr. Milling has served as Vice President since September 1989, General Manager of International Helicopter Transport, Inc. (IHTI), a wholly-owned subsidiary, since 1988.

     Mr. Schrick has served as Chief Operating Officer since
September 1994, as Vice President and General Manager since January 1993 and as Vice President of Maintenance since 1990. Since 1984
Mr. Schrick has also served as Vice President of Evangeline
Airmotive, Inc., a wholly-owned subsidiary.

     Mr. Summers has served as Vice President - Engineering/Quality Assurance since 1990.

     Mr. Untereker has served as Vice President, Chief Financial Officer, and Treasurer since July 1992. From December 1987 until July 1992, he served as Executive Vice President and Chief Financial Officer of Lend Lease Trucks, Inc. (truck leasing, rental and finance)/Bastion Industries (manufacturer and distributor of packaging materials). Prior to that time, Mr. Untereker served as controller of NL Industries, Inc. and Vice President-Finance of NL Baroid (petroleum services and products).

     Mr. Weber has served as Vice President - International
Operations since September 1989.

                                  PART II

Item 5.  Market Price for Registrant's Common Equity and
       Related Shareholder Matters

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

                     Voting             Non-Voting
                  Common Stock         Common Stock      Dividends
 Fiscal          High       Low       High       Low     Per Share
 Quarter

 1993-94
    1st Quarter    18        15 1/2     18       15 1/2        -
    2nd Quarter    17 3/4    15 3/4     17 3/4   15 1/2        -
    3rd Quarter    17         8 3/4     16 3/4    9            -
    4th Quarter    12 3/4     9 1/2     13        9 3/4        -

 1994-95
    1st Quarter    12         9 1/2     12 1/4    9 3/4        -
    2nd Quarter    11 1/2    10 1/4     12        9 3/4        .02
    3rd Quarter    11 3/8     8 5/8     11 1/4    8 1/4        .02
    4th Quarter    11 1/4     8         11        8            .02


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

    As of July 10, 1995, there were approximately 1,548 holders of record of the Company's voting common stock and 136 holders of record of the Company's non-voting common stock.

 Item 6.  Selected Financial Data

                        1995      1994     1993        1992       1991
         (Thousands of Dollars, Except Per Share Amounts)

 Year Ended April 30:
  Operating revenues  $174,397  $178,697  $177,316  $ 195,190  $ 203,728
  Net earnings        $  5,182  $  3,333  $  2,049  $   1,290  $   9,106
  Net earnings
     per share        $    .96  $    .61  $    .37  $     .24  $    1.58
  Cash dividends paid
     per share        $    .06  $   -     $    .01  $     .08  $     .08
 At April 30:
  Total assets        $147,108  $146,312  $141,100  $ 142,173  $ 146,359
  Long-term debt      $ 27,060  $ 31,849  $ 30,950  $  38,000  $  40,000
  Working capital     $ 28,606  $ 31,601  $ 31,419  $  38,590  $  46,439
  Shareholders'equity $ 75,707  $ 75,309  $ 71,976  $  69,982  $  68,915


Item 7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Background

 The Company commenced operations in 1949 with three helicopters. Its primary business was to transport personnel, parts and equipment to, from and among offshore platforms for customers engaged in the domestic oil and gas exploration, development, and production industry. When the oil and gas industry expanded internationally, the Company began to focus efforts towards the international markets.

 During the early 1980's and again in the late 1980's, the price per barrel of oil declined, which, together with increasing U.S. environmental legislation contributed to a decline in both the Gulf of Mexico drilling rig count and the Company's Gulf operating revenues. In 1982, the Company operated 455 aircraft with 2,865 employees and recorded the highest revenues in its history at $ 209 million. However, by 1984, revenues had fallen to $ 166 million and aircraft and employees totaled 403 and 2,482, respectively. In an effort to moderate this impact, the Company began dedicated aeromedical operations in 1984.

 Following the death in 1989 of the Company's founder, Robert
L. Suggs, his wife, Carroll W. Suggs, assumed control of the Company as Chairman of the Board. Since that time, the Company's focus has been directed to emphasizing diversification of revenues within the helicopter industry. The Company continued to maintain its leadership position in helicopter transportation services to the domestic oil and gas industry, while increasing its competitive position internationally in the oil and gas industry and domestically in the aeromedical services industry.

 In the past six years, as the Company broadened its revenue base, improved accountability measures were being implemented. The Company organized into strategic business units: Domestic Oil and Gas, Aeromedical, International, and Technical Services. Each unit was assigned to and managed by experienced personnel with full decision-making authority and accountability. The accountability process was refined through improved planning, accounting, and control systems, combined with a new reporting process that provides management with the tools for proactive decisions using timely and pertinent financial information. During this implementation, the Company retained critical operational control and the quality and safety functions centrally. The improved structure and reporting systems have permitted management to increase the Company's net earnings with better cost containment and higher fleet utilization.

 Today the Company maintains its position as the largest provider of helicopter transportation services in the Gulf of Mexico. Providing approximately 49% of all the contracted aircraft in the Gulf of Mexico, the Company has 199 aircraft dedicated to the market. Additionally, the Company is the fastest growing provider of aeromedical services in the U.S. and international initiatives for serving the global oil and gas industry have shown steady growth. The Company currently operates 254 aircraft worldwide and has 1,649 employees.

 The following discussion of the Company's Results of Operations and Financial Condition should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Results of Operations

 Revenues

     The Company generates revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Domestic Oil and Gas Programs contracts are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates.

     International and aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional upfront costs in the event of early termination.

     Demand for the Company's Domestic Oil and Gas Programs is influenced by offshore oil and gas exploration, development, and production activities in the areas in which it operates, which in turn is affected primarily by oil and gas prices. The following table reflects the five year trend in the offshore drilling rig count compared to the Company's domestic oil and gas revenues:

                         April   April   April  April   April
                          1995    1994    1993   1992    1991

Active Rigs in U.S.
Gulf of Mexico             123     125     102     60     119

Domestic Oil and
Gas Revenues(millions)  $116.5  $126.1  $132.7 $157.3  $172.2

     Although the rig count has recovered from its 1992-1993 low, the Company's Domestic Oil and Gas Programs revenues have continued to decline. The current year 7.6% decline, or $ 9.6 million, from $ 126.1 million in fiscal 1994 to $ 116.5 million in fiscal 1995 was almost entirely attributable to the loss of or reduction in four contracts. The Company intends to aggressively pursue these contracts when they are scheduled for renewal; however, there is no certainty as to whether the Company's efforts will be successful. The $ 6.6 million decline in fiscal 1994 from fiscal 1993 is evidence of increasingly competitive pricing pressures in the industry generally and that customers are increasingly sharing aircraft or employing aircraft on a shorter term hourly basis.
This trend began during the downturn in the rig count and is likely to continue.

     Management responded to these market conditions by expanding marketing efforts in each of the markets the Company serves. The Company's reputation for service and safety combined with greater marketing emphasis has increased the Company's name recognition while providing more opportunities to bid for new business.

The following table reflects the results of the Company's revenue expansion program:

                                     Years Ended April 30

                                   1995   1994   1993    1992

Domestic Gulf. . . . . . . .        67%    71%    75%     81%

Aeromedical . . . . . . . . .       15     12      9       8

International . . . . . . . . .     10      8      7       6

Technical Services. . . . .          8      9      9       5

     Aeromedical revenues increased 16%, or $ 3.4 million, from $21.9 million to $ 25.3 million in fiscal 1995. The increase resulted from the addition of three new aeromedical programs and five aircraft and an average 5.7% price increase in the hourly rate paid by all aeromedical customers.

     International revenues increased 23%, or $ 3.2 million, in fiscal 1995 to $ 16.9 million from $ 13.7 million in fiscal 1994 primarily as a result of an average 20% increase in the average price per flight hour. Although the Company had a net decrease of two programs and three aircraft, the Company's international operations flight hours increased 4.8% from 19,226 in 1994 to 20,144 in 1995. The Company benefited from the addition of a new customer that participates in a joint venture with the Company and increased activity with an existing customer.

 Expenses

     The Company's management accountability program has resulted in a reduction of total expenses, improved gross margins, and better fleet utilization. The program has focused management's attention on cost containment throughout the entire Company.

     The following table highlights the results of the accountability program:

                                1995     1994    1993    1992

Number of helicopters
   owned/leased/operated
   at year end                  254      266      268    293

Fleet utilization %. . . .       84%      76%      76%    71%

Number of employees
   at year-end                1,649    1,697    1,838  2,062

Operating Margin. . . . .        12%       9%       9%     8%

                           ____________________

     Direct expenses decreased $ 8.9 million in fiscal 1995. Human resource costs, including salaries and benefits, declined $ 3.1 million due to a reduction in staff and costs incurred in fiscal 1994 for early retirement and reduced group medical and workman's compensation costs totalling $ 2.2 million offset by a compensation increase of $ 1.4 million. Helicopter insurance declined $ 0.7 million primarily as a result of a completely accident free year which reduced costs falling under the Company's deductible. Spare parts used and helicopter rent declined $ 1.7 million and $ 1 million, respectively, related to a reduction of 9 leased and 3 owned Twinstar helicopters. The Company's safety program, implemented in 1992, combined with its new health awareness program have contributed significantly to reducing helicopter and employee insurance costs and worker's compensation claims. The Company intends to continue these programs. Direct expenses were essentially constant in fiscal years 1994 and 1993.

     Selling, general, and administrative expenses for fiscal 1995 increased 17%, or $ 1.5 million. The increase was primarily a result of increased legal and accounting fees of $ 0.7 million, increased air travel of $ 0.2 million, and increased consultant fees of $ 0.2 million, all of which were primarily related to the reincorporation of the Company from Delaware to Louisiana and the investigation and preliminary negotiation of strategic acquisitions which were either not successful or which the Company ultimately determined not to pursue. Consistent with its policy of increasing and expanding the revenue base, the Company anticipates these costs will likely remain relatively constant in the near future as it explores opportunities both domestically and abroad. The $ 2.9 million decrease in fiscal 1994, compared to fiscal 1993, resulted from a 1993 $ 2.1 million senior management transition expense and a reduction of $ 0.6 million in salaries.

 Interest Expense

     The Company's borrowing costs increased $ 0.4 million in fiscal 1995 as the average interest rate paid increased 1.95% from 6.49% to 8.44%. The higher interest rate was partially offset by lower average borrowings in the fiscal period. Borrowing costs also increased $ 0.4 million in fiscal 1994, compared to fiscal 1993 due to higher average borrowing levels incurred for the purchase of three additional aircraft and higher interest rates.

 Taxes

     PHI's effective tax rate was 41%, 40%, and 39%, respectively, in 1995, 1994, and 1993. Current tax expense as a percent of pre-tax earnings for the same fiscal periods was 18%, 19% and 11%, respectively. The Company anticipates that its effective tax rate will remain at approximately 40%. See Item 8. "Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements, Note 3."

 Earnings

     The Company's revenue expansion and accountability programs have helped produce period to period increases in net earnings of 55% and 63%, respectively, for the 1995 and 1994 fiscal years. Earnings per share for the quarter and fiscal year ended April 30, 1995 improved 50% and 57%, respectively, compared to the prior year periods. The Company's fourth quarter earnings are the best the Company has posted since the quarter ended October 31, 1991.

     The improved results are a direct result of the recent improvements in the Gulf of Mexico and expansion and growth in the aeromedical and international markets. These factors produced higher operating revenues in the second half of fiscal 1995 compared to the second half of fiscal 1994. In addition, accountability placed on management has permitted the Company to improve margins by lowering direct expenses 6%, or $ 8.9 million, in fiscal 1995. The Company plans to continue its programs of diversification and accountability and will continue to search for opportunities to enhance earnings and shareholder value.

Liquidity and Capital Resources

     The Company's 1995 year end cash position of $ 2.5 million declined to 1993's $ 2.3 million year end level as compared to $
5.6 million at year end 1994. The 1995 balance is consistent with management's philosophy of reducing debt with excess cash.

     Working capital in fiscal 1995 declined $ 3 million from $
31.6 million in 1994 to $ 28.6 million. The decline is due to the decrease in cash on hand and an overall increase in accrued liabilities offset in part by an increase in trade accounts receivable and inventory.

     The Company's primary credit facility consists of a $ 15 million revolving credit facility available through October 31, 1996 (the "revolving loan") and a capital loan facility of up to $ 40 million (subject to compliance with certain collateral coverage ratios) designed to fund the purchase of additional aircraft (the "term loan"). The term loan currently functions as a second revolving line of credit, but with fixed quarterly principal payments of $ 2 million. On October 31, 1996 it will convert to a conventional term loan, after which no further borrowings or reborrowings may be made. After conversion, principal will continue to be paid in quarterly $ 2 million installments until maturity on October 31, 2001. Both the revolving and term loans bear floating interest rates tied to the primary lender's prime rate and London InterBank Offered Rates ("LIBOR") chosen by the Company, plus an amount determined periodically based on the Company's leverage ratio that can range from 0% to 0.25% above such prime rate and from 2% to 2.5% above the applicable LIBOR rate.

     Total long-term debt declined $ 4.7 million in fiscal 1995. The Company's current debt obligations for fiscal 1996 total $ 8.8 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations. Subsequent to fiscal 1995 year end , the Company prepaid the first and second quarter installments on the term loan, an aggregate of $ 4 million. Total long-term debt obligation at year end was $ 35.8 million which the Company also plans to satisfy with future cash flow from operations. As of June 30, 1995, the Company had $ 16 million and $ 12 million credit capacity available under its term and revolving credit facilities, respectively, reflecting the purchase, subsequent to year end, of three aircraft for $ 2.9 million. In addition, the Company plans to purchase three helicopters in 1996 for a purchase price estimated to be $ 5 million. These purchases are subject to PHI obtaining customer commitments. Funds available under the Company's term facility will be utilized to finance these purchases. At April 30, 1995, the Company was in compliance with the provisions of its loan agreements.

     Cash generated from operating activities in 1995 was $ 14.7 million as compared to $ 16.4 million and $ 16.1 million in fiscal 1994 and 1993, respectively. The $ 1.7 million decrease in fiscal 1995 is primarily attributable to the increase in accounts receivable of $ 3 million. Although days sales outstanding decreased to 57 days in fiscal 1995 from 58 days in fiscal 1994, receivables increased from the higher flight activity in the second half of fiscal 1995.

     During fiscal 1995, the Company utilized its cash flow from operating activities for $ 8.2 million in investing activities, primarily for the purchase of aircraft, net of proceeds from aircraft sales, and $ 9.5 million in financing activities to pay, net of borrowings, long-term debt of $ 4.7 million, repurchase voting common stock of $ 4.5 million, and in the payment of dividends totalling $ 0.3 million, or $ 0.06 per share. Net cash used in fiscal 1995 was $ 3.1 million higher than net cash provided by operating activities due to excess cash on hand that was used to purchase 413,308 shares of the Company's outstanding common voting stock from Offshore Navigation, Inc. ("ONI"), an affiliate of the Company.

     In response to increasing earnings and improved operating cash flow during the past three years, the Company resumed payment of quarterly dividends beginning with the second quarter of fiscal 1995. The Board declared three dividends of $ 0.02 per share during fiscal 1995 and a $ 0.02 per share dividend during the first quarter of fiscal 1996. The Company anticipates that future dividend payments will be declared provided that the current earnings trend continues and as allowed by the Company's agreement with its lenders.

     The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the forthcoming year.

Environmental Matters

     The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes.

     The Company's operations produce a limited amount of industrial waste products and certain hazardous waste. The
Company's industrial waste products, which consist principally of residual petroleum and metal refinishing waste, are transported to third party disposal sites that are licensed to handle such materials.

     The Company has procedures to provide ongoing assurance that it is in compliance with environmental regulations. As a result of these procedures, the Company has identified possible fuel contamination at three of its domestic sites. On the basis of preliminary information, a provision of $ 200,000 for environmental related costs was made in its 1995 accounts. The Company has begun a comprehensive review of all sites for possible fuel contamination and will conduct technical assessments where appropriate. The Company will accrue remediation expenses, if any, as these reviews are completed.

Item 8.  Financial Statements and Supplementary Data



                       Independent Auditors' Report


The Board of Directors and Shareholders
Petroleum Helicopters, Inc.:

We have audited the consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995, in conformity with generally accepted accounting principles.




                                       KPMG PEAT MARWICK LLP

New Orleans, Louisiana
June 16, 1995

                        PETROLEUM HELICOPTERS, INC.
                             AND SUBSIDIARIES

                        Consolidated Balance Sheets

                          April 30, 1995 and 1994

                          (Thousands of dollars)

          Assets                          1995        1994

Current assets:
  Cash and cash equivalents             $ 2,506    $ 5,570
  Accounts receivable-net of allowance:
     Trade                               28,655     26,677
     Investee companies                     950        513
     Notes and other                        888        451
  Inventory of spare parts and aviation
     fuel at lower of average cost
     or market                           25,560     24,850
  Prepaid expenses                          989      1,446
  Refundable income taxes                  -           196
                                        -------    -------
          Total current assets           59,548     59,703
                                        -------    -------
Notes receivable                           -           290
                                        -------    -------
Investments
                                          1,002        597
                                        -------    -------
Property and equipment, at cost:
  Flight equipment                      180,925    176,300
  Other                                  19,752     18,510
                                        -------    -------
                                        200,677    194,810
Less accumulated depreciation
                                       (114,214)  (109,171)
                                        -------    -------
                                         86,463     85,639
                                        -------    -------
Other
                                             95         83
                                        -------    -------

          Total assets                $ 147,108   $146,312
                                        =======    =======

(Continued)

                        PETROLEUM HELICOPTERS, INC.
                             AND SUBSIDIARIES

                  Consolidated Balance Sheets, Continued

                          (Thousands of dollars)

 Liabilities and Shareholders' Equity      1995         1994

Current liabilities:
 Accounts payable - trade               $ 5,805   $  5,319
 Accrued expenses                        10,407      9,392
 Accrued vacation pay                     4,897      4,687
 Income taxes payable                       331        -
 Current portion of long-term debt        8,755      8,704
 Other                                      747        -
                                       --------    -------
       Total current liabilities         30,942     28,102
                                       --------    -------
Long-term debt                           27,060     31,849
                                       --------    -------
Deferred income taxes                    12,066     10,023
                                       --------    -------
Other long-term liabilities               1,333      1,029
                                       --------   --------
Shareholders' equity:
 Voting common stock - par value of
   $.10 in 1995 and $.08 1/3 in 1994;
   authorized 12,500,000 and 7,200,000
   shs. in 1995 and 1994;  issued
   shs. of 2,864,760 in 1995 and
   4,198,872 in 1994                        286        350
 Less shares in treasury of 920,804
   in 1994                                  -          (77)
                                        --------   --------
 Non-voting common stock - par value        286        273
   of $.10 in 1995 and $.08 1/3 in 1994;
   authorized 12,500,000 and 7,200,000
   shares in 1995 and 1994; issued
   shares of 2,200,830 and 2,200,000
   in 1995 and 1994                         220        183

                                        --------   --------
       Total common stock                   506        456

Additional paid-in capital               10,118     11,027
Retained earnings                        65,083     63,826
                                        -------   --------
                                         75,707     75,309
       Total liabilities and            -------   --------
          shareholders' equity        $ 147,108  $ 146,312
                                       ========   ========

See accompanying notes to consolidated financial statements.


                        PETROLEUM HELICOPTERS, INC.
                             AND SUBSIDIARIES

                    Consolidated Statements of Earnings

                 Years ended April 30, 1995, 1994 and 1993

        (Thousands of dollars and shares, except per share amounts)


                                   1995      1994      1993

Revenues:
  Operating revenues           $ 174,397 $ 178,697 $ 177,316
  Gain on equipment disposals      1,091       475     2,064
  Equity in net losses of
     investee companies              (83)      -         (18)
                                 -------   -------   -------

                                 175,405   179,172   179,362
Expenses:                        -------   -------   -------
  Direct expenses                153,282   162,227   162,149
  Selling, general and admin.     10,237     8,715    11,601
  Interest expense                 3,098     2,676     2,271
                                 -------   -------   -------

                                 166,617   173,618   176,021
                                 -------   -------   -------
Earnings before income taxes       8,788     5,554     3,341
Income taxes                       3,606     2,221     1,292
                                 -------   -------   -------

Net earnings                   $   5,182 $   3,333  $  2,049
                                 =======   =======   =======

Net earnings per share         $    0.96 $    0.61  $   0.37
                                 =======   =======   =======

Weighted average common shares
outstanding                        5,409     5,478     5,478
                                 =======   =======   =======

Dividends paid per common share$    0.06  $    -    $   0.01
                                 =======   =======   =======



See accompanying notes to consolidated financial statements.


                PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                       (Thousands of dollars and shares)

                                             Voting
              Voting           Non-Voting    Common Stock       Add.
           Common Stock       Common Stock Held in Treasury  Paid-in  Retained
           Shares Amount Shares Amount  Shares  Amount       Capital  Earnings

Balance
May 1, 1992  4,199   $350  2,200  $ 183     921  $   77  $ 11,027  $ 58,499

Net earnings  -       -      -      -       -        -        -       2,049

Dividends     -       -      -      -       -        -        -         (55)
            ------  ----- ------  -----    -----   -----   -------   -------
Balance
April 30,
1993         4,199    350  2,200    183     921       77    11,027   60,493

Net earnings  -       -      -      -       -        -        -       3,333
            ------  ----- ------  -----    -----   -----   -------   -------
Balance
April 30,
 1994        4,199    350  2,200    183     921       77    11,027   63,826

Change in
par value     -        70    -       37     -         15       (92)      -

Purchase ONI
shares        -       -      -       -      413       42      (824)  (3,605)

Retire treasury
stock      (1,334)   (134)   -       -   (1,334)    (134)       -        -

Other         -       -        1     -      -        -           7       -

Net earnings  -       -      -       -      -        -          -     5,182

Dividends     -       -      -       -      -        -          -      (320)
            ------  -----  ------  -----  ------   ------  -------  -------
Balance
April 30,
1995        2,865  $ 286   2,201  $ 220     -        -    $ 10,118  $ 65,083
            ======  ====   =====   ====   ======  ======    =======   ======

See accompanying notes to consolidated financial statements.

                 PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Years ended April 30, 1995, 1994 and 1993
                            (Thousands of dollars)
                                          1995       1994       1993
Operating activities:
 Net earnings                           $ 5,182   $  3,333   $ 2,049
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation                         8,413      8,573     9,215
     Deferred income taxes                2,043      1,138       933
     Gain on equipment disposals         (1,091)      (475)   (2,064)
     Equity in net losses of
      investee companies                     83          -        18
     Changes in operating assets & liab:
      Decrease (increase) in accounts
      receivable                         (3,043)     3,156       554
      Decrease (increase) in inventory     (710)      (258)    2,533
      Decrease in prepaid expenses and
      refundable income taxes               653      1,368       340
      Incr (decr) in accounts payable -
      trade and other accrued expenses    2,746       (312)    3,284
      Increase (decrease) in income
      taxes payable                         331         -       (784)
      Other                                  59        (83)       -
                                        --------   --------  --------
       Net cash provided by
       operating activities              14,666     16,440     16,078
                                        --------   --------  --------
Investing activities:
   Purchase of property and equipment   (20,326)   (14,330)  (17,328)
   Proceeds from sales of property
   and equipment                         12,125      1,672     7,111
   Other                                     -        (290)       -
                                        --------   --------  --------
       Net cash used in
       investing activities              (8,201)   (12,948)  (10,217)
                                        --------   --------  --------
Financing activities:
   Proceeds from long-term debt          13,000     32,780    50,000
   Payments on long-term debt           (17,738)   (33,011)  (56,500)
   Purchase of treasury stock            (4,471)       -         -
   Dividends paid                          (320)       -         (55)
                                        --------   --------  --------
       Net cash used in
       financing activities              (9,529)      (231)   (6,555)
                                        --------   --------  --------
Increase (decrease) in cash and
cash equivalents                         (3,064)     3,261      (694)

Cash and cash equivalents at
beginning of year                         5,570      2,309     3,003
                                        --------    -------   -------
Cash and cash equivalents at
end of year                            $  2,506   $  5,570   $ 2,309
                                         =======    =======   =======
See accompanying notes to consolidated financial statements.

                          PETROLEUM HELICOPTERS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         April 30, 1995, 1994 and 1993


(1)  Summary of Significant Accounting Policies

         (a)Principles of Consolidation

           The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its wholly-owned subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in 20 percent to 50 percent owned affiliates are accounted for by the equity method and consist primarily of investments in foreign affiliates.

         (b)Cash Equivalents

           The Company considers cash equivalents to include demand deposits and investments with original maturity dates of three months or less.

         (c)Property and Equipment

           Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon estimated useful lives of ten years for flight equipment and three to ten years for other equipment. A residual value of 25% of cost is used in the calculation of depreciation of flight equipment and other equipment. When property and equipment is sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings at the time of sale or other disposition, except in the case of long-term sale and leaseback transactions.

         (d)Income Taxes

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

         (e)Self-Insurance

           The Company maintains a self-insurance program for a portion of its health care costs. The Company is liable for claims up to $200,000 per covered individual annually, and aggregate claims up to $4,135,000 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.

           The Company does not presently have any significant obligations for post employment benefits.

         (f)Concentration of Credit Risk

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

         (g)Earnings per Common and Common Equivalent Share

           Primary earnings per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options) outstanding during each year using the treasury stock method.

         (h)Reclassifications

           Certain reclassifications have been made to the prior years financial statements in order to conform with the classifications adopted for reporting in 1995.

(2)  Long-Term Debt

                                                    1995      1994
                                                (Thousands of dollars)
     Secured term loan note due in quarterly
       installments of $2,000,000 commencing
       January 31, 1991, with interest (April 30,
           1995 - 8.4% and April 30, 1994 - 7.0%)
       fluctuating with libor and prime          $27,790    $29,040

     Secured note due October 31, 1996, under a
       revolving credit facility totaling
       $15,000,000 with interest (April 30, 1995 -
       8.4% and April 30, 1994 - 7.0%) fluctuating
       with libor and prime                          -        1,500

     Secured 10 year promissory notes due in
       monthly installments of $107,747
       commencing July 9, 1993 with a fixed
       interest rate of 7.0%                       8,025      8,729

     Secured promissory notes due at the earlier
       of in-service date of the helicopters or
       December 31, 1994                             -        1,284
                                                 -------    -------

                                                  35,815     40,553
     Less current portion                          8,755      8,704
                                                 -------    -------
     Long-term portion                        $   27,060  $  31,849
                                                 =======    =======

     During fiscal 1995 the Company retired the promissory notes due December 31, 1994 upon placing the related helicopters in service. The debt was satisfied through additional borrowings of $2 million under the Company's term loan facility.

     Subsequent to year end, the Company prepaid the secured term loan quarterly installments due July 31, 1995 and October 31, 1995 and borrowed $ 3 million under the revolving credit facility to purchase three aircraft.

     Scheduled maturities of long-term debt are as follows:

                                   (Thousands of
                                   dollars)
            1996                   $  8,755
            1997                      8,810
            1998                      8,868
            1999                      4,721
            2000                        998
            Thereafter                3,663
                                    -------
                                   $ 35,815
                                    =======

     At April 30, 1995, the following assets and their related book values are pledged as collateral on notes aggregating $35.8 million:

                                        (Thousands of
                                         dollars)

       Equipment, net of depreciation   $   47,332
       Inventory                            25,301
       Accounts receivable, net             27,532
                                           -------
                                        $  100,165
                                           =======

     The secured term and revolving loan agreement requires the Company to maintain certain levels of working capital and shareholders' equity and contains other provisions some of which restrict expenditures for the purchase of the Company's stock, for capital expenditures and for payment of dividends. Such agreement also limits the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt), and the acquisition of investments. At April 30, 1995, the Company's working capital exceeded the amount required by approximately $ 4.4 million, and shareholders' equity exceeded the required level by approximately $3.4 million. Dividends are generally limited to 20% of net earnings.

     In April 1994, the Company amended its agreements concerning the secured term and revolving loan agreement with its principal lenders to, among other things, permit both prime rate based and London InterBank Offered Rate ("LIBOR") borrowings at LIBOR rates plus a floating spread. The spread for LIBOR and prime rate borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 0% to 0.25% above the applicable prime rate and from 2% to 2.5% above LIBOR.

     At April 30, 1995, the Company was in compliance with the provisions of its loan agreements.

     Interest paid was $2,970,000, $2,136,000, and $2,231,000  for the years ended April 30, 1995, 1994 and 1993, respectively.

(3)  Income Taxes

         Income tax expense (benefit) for the three years ended April 30, 1995, is composed of the following:

                                   1995      1994      1993
                                    (Thousands of dollars)
 Current:
       Federal                  $  1,234  $    853  $    150
       State                         270       148       153
       Foreign                        59        82        56
 Deferred - principally Federal    2,043     1,138       933
                                  ------    ------    ------
                                $  3,606  $  2,221  $  1,292
                                  ======    ======    ======

     Deferred income tax expense (benefit) results from the following:


                                             1995      1994     1993
                                              (Thousands of dollars)

     Accelerated depreciation             $ 2,564   $ 1,496   $    388
     Accrued expenses and other
     liabilities                           (2,353)     (636)      (831)
     Effect of tax credits                  1,832       278      1,376
                                          -------   -------    -------
                                          $ 2,043   $ 1,138   $    933
                                           =======   =======   =======

     Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% for the reasons explained below:


                                          Years ended April 30
                              1995             1994           1993
                           Amount   %       Amount  %      Amount   %
                             (Thousands of dollars, except percentages)
     Income taxes at
      statutory rate       $2,988  34      $ 1,888  34    $ 1,136  34
     Increase in taxes
      resulting from:
        Equity in net loss
          of consolidated
          investee companies   28   -            -   -           6  -
        Effect of state income
          taxes               178   2           98   2         101  4
        Other items - net     412   5          235   4          49  1

                           $3,606  41      $ 2,221  40    $  1,292 39


     For income tax purposes, the Company had approximately $1,712,000 of general business tax credit carryforwards. These general business tax credit carryforwards will expire between 1998 and 2001. The Company also has approximately $564,000 of alternative minimum tax credit carryforwards available to reduce future Federal regular income taxes over an indefinite period.

     The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1995 and 1994 are presented below:

                                           1995        1994
                                        (Thousands of dollars)

     Deferred tax assets:
      Tax credits                       $ 2,276     $ 4,108
      Vacation accrual                    1,812       1,594
      Inventory valuation                   792         727
      Workman's compensation reserve        518         455
      Other                               2,423         920
                                       --------    --------

       Total deferred tax assets          7,821       7,804
                                       --------    --------

     Deferred tax liabilities:
      Tax depreciation in excess of book
       depreciation                      19,432      16,868
      Other                                 455         959
                                       --------    --------
       Total deferred tax liabilities    19,887      17,827
                                       --------    --------

       Net deferred tax liability      $ 12,066    $ 10,023
                                        =======     =======

     No valuation allowance was recorded against the net deferred tax assets because management believes that the deferred tax assets will be realized in full through future operating results and the reversal of taxable temporary differences.

     Income taxes paid were approximately $1,168,000, $470,000, and $1,971,000 for the years ended April 30, 1995, 1994 and 1993, respectively.

(4)  Employee Benefit Plans

     The Company established, effective July 1, 1989, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan provides that the Company match up to 3% of employee contributions. The Company's contribution was $1,586,000, $1,604,000, and $1,410,000 for the years ended April 30, 1995, 1994 and 1993, respectively.

     Effective September 1, 1994, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides senior management with supplemental retirement and death benefits at age 65. Life insurance policies were purchased on the lives of each of the participants of which the Company is the sole owner and beneficiary. Supplemental retirement benefits were based on one-third (1/3) of the participants' monthly income at time of adoption. Currently, there are no SERP provisions for an increase in benefits, partial vesting or early retirement. The assumed discount rate was 7.5%. Expenses related to the plan were $ 197,000 for 1995.

     Subsequent to year end, the Board of Directors approved an Officer Deferred Compensation Plan and a Director Deferred Compensation Plan. Both plans are effective May 31, 1995. The plans permit key officers and all directors to defer a portion of their compensation. The plans are nonqualified and unfunded.

(5)  Stock Option Plans

     Effective May 1, 1992, the Company's Board of Directors adopted the Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Plan"). The Plan was approved at the Annual Meeting of Shareholders on September 30, 1992. The Company is authorized to grant non-qualified stock options and stock appreciation rights (Sar) to selected employees to purchase up to 100,000 shares of the Company's non-voting common stock at an exercise price of not less than 25% of their Fair Market Value at the date of grant. The options may be exercised any time after one year from the date of grant until their expiration at five years from such date.

     During fiscal 1993 an officer of the Company was granted non-qualified options to purchase 15,000 shares of voting common stock at the fair market value of the stock at the date of grant. The options were not granted under the 1992 Plan. The options expire five years from the date of grant.
     A summary of the Plans' activities for the years ended April 30, 1995, 1994 and 1993 is as follows:

                                             1992 Plan
                                             Non-Voting          Voting
                                  Total    Options     Sar      Options
     Balance outstanding at
      May 1, 1992                  -          -        -          -
     Options granted at $10.00
      per share                 15,000        -        -        15,000
                               --------   --------  --------   --------
     Balance outstanding at
      April 30, 1993            15,000        -        -        15,000

     Options granted at $15.50  87,000     87,000      -          -
     Options canceled           (6,000)    (6,000)     -          -
                               --------   --------  --------   --------
     Balance outstanding at
      April 30, 1994            96,000     81,000      -        15,000

     Options canceled           (6,000)    (6,000)     -          -
                               --------   --------  --------   --------
     Balance outstanding at
      April 30, 1995            90,000     75,000      -        15,000
                               ========   ========  ========   ========
     Shares exercisable at
      April 30, 1993              -          -         -          -
     Shares exercisable at     ========   ========  ========   ========
      April 30, 1994              -          -         -          -
     Shares exercisable at     ========   ========  ========   ========
      April 30, 1995             30,000     25,000     -          5,000
     Shares available for      ========   ========  ========   ========
      future grant at
      April 30, 1995             25,000
                               ========

(6)  Supplemental Cash Flow Information and Financing Activities

     During 1995, the Company purchased two rotor and one fixed wing aircraft for $ 1.8 million and $ 3.1 million, respectively. The purchases were financed by the Company's lenders under the term loan facility.

     Additionally, the Company entered into several agreements for the sale and leaseback of five helicopters. The book values of the equipment totalling $ 10.7 million were removed from the balance sheet, and the gains realized on the sale transactions totalling $
     1.4 million were deferred and are being credited to income as rent expense adjustments over the lease term. Rentals on these transactions average $ 1.3 million annually.

     Additionally in 1994, the Company entered into an agreement to acquire up to 28% of a corporate joint venture. In 1994 the Company acquired a 13.7% interest in the corporate joint venture in exchange for a helicopter and equipment with net values totalling $519,000.
     At April 30, 1994, the Company had a note receivable from the joint venture which the Company had the option to convert into an additional 9.3% of common stock of the corporate joint venture. In 1995 the Company exercised the option and contributed equipment valued at $191,000 to acquire an additional 5% of the corporate joint venture.

(7)  Shareholders' Equity

         At the Company's September 28, 1994 annual meeting of shareholders, the shareholders voted to change the par value of the voting common stock and non-voting common stock from $ .08 1/3 per share to $ .10 per share.

         On February 28, 1995 the Company purchased 413,308 shares of the Company's common voting stock at market value for $ 4.5 million from Offshore Navigation, Inc. ("ONI"), an affiliate of the Company. Prior to the acquisition, these shares represented approximately 12.6% of the Company's outstanding voting common stock. The shares were placed in the Company's treasury.

         Subsequent to the purchase of the ONI shares, all shares of voting common stock held in treasury were retired.

(8)  Commitments and Contingencies

         The Company leases certain aircraft used in its operations. The Company generally pays all insurance, taxes and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options.

         Aggregate rental commitments to lease aircraft under operating leases are due in years subsequent to April 30, 1995, as follows:

                                   (Thousands of dollars)

        1996                            $  10,555
        1997                               10,264
        1998                               10,166
        1999                               10,121
        2000                                9,812
        Thereafter                         18,408
                                          -------
                                        $  69,326
                                          =======

      Rental expense consisted of the following:

            Years ended April 30
                                  1995      1994       1993
                                   (Thousands of dollars)

        Aircraft               $11,364    $12,369   $ 13,433
        Other                    1,745      1,637      1,576
                                ------     ------     ------
                               $13,109    $14,006   $ 15,009
                                ======     ======     ======


     Subsequent to year end, the Company purchased three aircraft for an aggregate of $ 2.9 million. In addition, the Company plans to purchase three helicopters in 1996. The total purchase price is estimated to be $ 5 million. These purchases are subject to PHI obtaining customer commitments.

     The Company has procedures to provide ongoing assurance that it is in compliance with environmental regulations. As a result of these procedures, the Company has identified possible fuel contamination at three of its domestic sites. On the basis of preliminary information, a provision of $ 200,000 for environmental related costs was made in its 1995 accounts. The Company has begun a comprehensive review of all sites for possible fuel contamination and will conduct technical assessments where appropriate. The Company will accrue remediation expenses, if any, as these reviews are completed.

     A director of the Company serves as Chairman of the Board of Aviall, Inc., a supplier of parts to the Company. During fiscal 1995, total purchases from Aviall were $ 4.2 million. The Company believes that the prices paid for such parts were representative of that which would have been paid in an arms length transaction.

     The Company is named as a defendant in various legal actions which have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined; however, after consulting with legal counsel, the Company has established accruals which it believes adequately provide for the settlement of such litigation which have not had a material effect on the Company's financial condition.

                       SELECTED QUARTERLY FINANCIAL DATA

                                   UNAUDITED



     The summarized quarterly results of operations for the years ended April 30, 1995 and 1994 (in thousands of dollars, except per share data) are as follows:



                                         Quarter Ended
                        July 31,   October 31,  January 31,   April 30
                          1994         1994        1995           1995


Revenues                $ 44,390     $ 45,045     $ 41,903     $ 44,067
Gross profit            $  4,307     $  5,574     $  5,131     $  6,103
Net earnings            $  1,161     $  1,455     $    810     $  1,756
Net earnings
  per share             $    .21     $    .27     $    .15     $    .33


                                         Quarter Ended
                        July 31,    October 31,  January 31,   April 30,
                          1993         1993         1994          1994


Revenues                $ 47,677     $ 48,043     $ 42,231     $ 41,221
Gross profit            $  5,068     $  3,488     $  3,628     $  4,286
Net earnings            $  1,251     $    473     $    412     $  1,197
Net earnings
  per share             $    .23     $    .08     $    .08     $    .22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         During the past two fiscal years there were no disagreements between the Company and its independent certified public accountants on accounting and financial disclosure matters.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

         Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4.(a) "Executive officers of the registrant."

Item 11.  Executive Compensation

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)1. Financial Statements

         Included in Part II of this report:

         Independent Auditors' Reports

         Consolidated Balance Sheets at April 30, 1995 and 1994

         Consolidated Statements of Earnings for each of the three years in the period ended April 30, 1995

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended April 30, 1995

         Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 1995

         Notes to Consolidated Financial Statements


     (a) 2. Financial Statement Schedules

         Schedules are omitted because they are either not required or not applicable, or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

     (a) 3. Exhibits

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

         10.3 (i) Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce, NationsBank of Texas,
                   N.A. and NationsBank of Texas, N.A.,    as agent
                   (incorporated by reference to Exhibit No. 10.3 to PHI's Report on Form 10-K dated April 30, 1993).

              (ii) First Amendment to Amended and Restated Loan
                   Agreement, dated as of October 31,1993
                   (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

              (iii)Second Amendment to Amended and Restated Loan
                   Agreement, dated as of April 15, 1994 (incorporated by reference to Exhibit No. 10.5 to PHI's Report on
                   Form 10-Q for the quarterly
                   period ended January 31, 1995).

              (iv) Third Amendment to Amended and Restated Loan
                   Agreement, dated as of July 31, 1994 (incorporated by reference to Exhibit No. 10.6 to PHI's Report on Form 10-Q for the quarterly period ended
                   January 31, 1995).

              (v) Fourth Amendment and Limited Waiver to Amended and Restated Loan Agreement, dated as of October 25, 1994 incorporated by reference to Exhibit No.
                   10.7 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

              (vi) Fifth Amendment to Amended and Restated Loan
                   Agreement, dated as of October 31, 1994
                   (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

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

         10.7 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated
              April 30, 1990).

         10.8 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the shareholders of PHI on September 30, 1992 (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-K dated April 30, 1993).

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

   21 Subsidiaries of the Registrant (incorporated by reference to Exhibit No. 21 to PHI's Report on Form 10-K dated April 30,
       1993).

   23.1   Consent of KPMG Peat Marwick LLP

   (b) Reports on Form 8-K

          The Company filed a report on Form 8-K dated February
          27, 1995 reporting the issuance of a press release on February 27, 1995 under Item 5 thereof.

   (d) Financial Statement Schedules

          Financial statements or information regarding 50% or less owned entities accounted for by the equity method have been omitted because such entities, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PETROLEUM HELICOPTERS, INC.


                             By:   /s/       Carroll W. Suggs

                                  ----------------------------------
                                  Carroll W. Suggs
                                  Chairman of the Board,
                                  Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title              Date


 /s/    Carroll W. Suggs         Chairman of the Board,  July 26,1995
         Carroll W. Suggs    Chief Executive Officer
                             and Director (Principal
                               Executive Officer)


 /s/   John H. Untereker         Vice President and      July 26,1995
        John H. Untereker    Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)

 /s/    Robert E. Perdue            Director             July 26,1995
         Robert E. Perdue



 /s/  Leonard M. Horner             Director             July 26,1995
       Leonard M. Horner



/s/     Robert G. Lambert           Director             July 26,1995
         Robert G. Lambert

                                                              357\60106\013
                                EXHIBITS

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

         10.3 (i) Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce, NationsBank of Texas,
                   N.A. and NationsBank of Texas, N.A.,    as agent
                   (incorporated by reference to Exhibit No. 10.3 to PHI's Report on Form 10-K dated April 30, 1993).

              (ii) First Amendment to Amended and Restated Loan
                   Agreement, dated as of October 31, 1993
                   (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

              (iii)Second Amendment to Amended and Restated Loan
                   Agreement, dated as of April 15, 1994
                   (incorporated by reference to Exhibit No. 10.5 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

              (iv) Third Amendment to Amended and Restated Loan
                   Agreement, dated as of July 31, 1994 (incorporated by reference to Exhibit No. 10.6 to PHI's Report on Form 10-Q for the quarterly period ended
                   January 31, 1995).

              (v) Fourth Amendment and Limited Waiver to Amended and Restated Loan Agreement, dated as of October 25, 1994 incorporated by reference to Exhibit No.
                   10.7 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

              (vi) Fifth Amendment to Amended and Restated Loan
                   Agreement, dated as of October 31, 1994
                   (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

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

         10.7 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated
              April 30, 1990).

         10.8 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the shareholders of PHI on September 30, 1992 (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-K dated April 30, 1993).

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

   21 Subsidiaries of the Registrant (incorporated by reference to Exhibit No. 21 to PHI's Report on Form 10-K dated April 30,
       1993).

   23.1   Consent of KPMG Peat Marwick LLP

   (b) Reports on Form 8-K

          The Company filed a report on Form 8-K dated February
          27, 1995 reporting the issuance of a press release on February 27, 1995 under Item 5 thereof.

   (d) Financial Statement Schedules

          Financial statements or information regarding 50% or less owned entities accounted for by the equity method have been omitted because such entities, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

              Consent of Independent Auditors






The Board of Directors
Petroleum Helicopters, Inc.:


We consent to incorporation by reference in registration statements No. 33-51605 on Form S-3 and No. 33-51617 on Form S-8 of Petroleum Helicopters, Inc. of our report dated June 16, 1995, relating to the consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1995, and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1995, which report appears in the April 30, 1995, annual report on Form 10-K of Petroleum Helicopters, Inc.



                                       KPMG PEAT MARWICK LLP

New Orleans, Louisiana
July 26, 1995