Form 10-Q
period 1995-07-31
PETROLEUM HELICOPTERS INC
filed 1995-09-01
CIK 350403

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:   July 31, 1995

                                   OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
       For the transition period from              to

                     Commission file number 0-9827

                       PETROLEUM HELICOPTERS, INC.
         (Exact name of registrant as specified in its charter)

           Louisiana                      72-0395707
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

   2121 Airline Highway, Suite 400
            P. O. Box 578
        Metairie, Louisiana                70004-0578
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (504) 828-3323

                       Petroleum Helicopters, Inc.
                         5728 Jefferson Highway
             P. O. Box 23502, New Orleans, Louisiana  70183
          (Former name, former address, and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES X  NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at August 28, 1995

 Voting Common Stock                         2,864,760
 Non-Voting Common Stock                     2,200,830



                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                          July 31,           April 30,
(Current period unaudited)               1995               1995   (1)

ASSETS
Current assets:
 Cash and cash equivalents          $   2,236           $   2,506
 Accounts receivable - net
   of allowance                        30,328              30,493
 Inventory                             26,131              25,560
 Prepaid expenses                         911                 989
                                      _______             _______
   Total current assets                59,606              59,548
                                      =======             =======
Investments                             4,971               1,002
Property and equipment:               _______             _______
 Cost                                 204,314             200,677
 Less accumulated depreciation       (115,444)           (114,214)
                                      _______             _______
                                       88,870              86,463
                                      _______             _______
Other                                     116                  95
                                      _______             _______
                                    $ 153,563           $ 147,108
                                      =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                 $  18,116           $  16,212
 Accrued vacation pay                   4,902               4,897
 Income taxes payable                   1,029                 331
 Current portion of long-term debt      6,769               8,755
 Other                                    485                 747
                                      _______             _______
   Total current liabilities           31,301              30,942
                                      _______             _______
Long-term debt                         31,863              27,060

Deferred income taxes                  12,066              12,066
Other long-term liabilities             1,336               1,333

Shareholders' equity:
 Voting common stock                      286                 286
 Non-voting common stock                  220                 220
 Additional paid-in capital            10,118              10,118
 Retained earnings                     66,373              65,083
                                      _______             _______
                                       76,997              75,707
                                      _______             _______
                                    $ 153,563           $ 147,108
                                      =======             =======
(1)The balance sheet at April 30, 1995 is condensed from the audited financial statements at that date.

See notes to condensed consolidated financial statements.
                   PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


In thousands, except per               Three Months Ended July 31,
share amounts                          1995               1994
(unaudited)                            ____               ____


REVENUES:
 Operating revenues              $  46,379           $ 43,557
 Gain on equipment
   disposals                           331                772
 Equity in net earnings of
   investee companies                    -                 61
                                    ______             ______
                                    46,710             44,390
                                    ______             ______
EXPENSES:
 Direct expenses                    41,072             39,180
 Selling, general and
     administrative expenses         2,457              2,518
 Interest expense                      777                756
                                    ______             ______
                                    44,306             42,454
                                    ______             ______
Earnings before income
 taxes                               2,404              1,936

Income taxes                         1,013                775
                                    ______             ______

Net earnings                       $ 1,391           $  1,161
                                    ======             ======

Net earnings per share             $  0.27           $   0.21
                                    ======             ======
Weighted average common
 shares outstanding                  5,065              5,478
                                    ======             ======
Dividends paid per common
 share                             $  0.02           $      -
                                    ======             ======

See notes to condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                        Three Months Ended July 31,
(unaudited)                           1995                 1994

OPERATING ACTIVITIES:
 Net earnings                      $ 1,391           $  1,161
 Depreciation                        1,963              2,007
 Gain on equipment disposals          (331)              (772)
 Equity in net earnings
 of investee companies                   -                (61)
 Changes in operating assets
 and liabilities                     2,017               (289)
 Other                                  18                  -
                                    ______              ______
Net cash provided by operating
 activities                          5,058               2,046
                                    ______              ______

INVESTING ACTIVITIES:
 Investments                        (3,967)               -
 Purchases of property and
 equipment                          (4,436)              (666)
 Proceeds from equipment disposals     359              1,350
 Other                                   -               (291)
                                    ______              ______
Net cash provided (used) by
 investing activities               (8,044)               393
                                    ______              ______

FINANCING ACTIVITIES:
 Proceeds from long-term debt        7,000              2,000
 Payments on long-term debt         (4,183)            (4,955)
 Dividends paid                       (101)                 -
                                     ______            ______
Net cash provided (used) by
 financing activities                2,716             (2,955)
                                    ______             ______
Decrease in cash
 and cash equivalents                 (270)              (516)

Cash and cash equivalents
 at beginning of period              2,506              5,452
                                    ______             ______
Cash and cash equivalents
 at end of period                $   2,236           $  4,936
                                    ======             ======

See notes to condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED JULY 31, 1995 AND 1994

                                (UNAUDITED)


A. These financial statements, except for the April 30, 1995 condensed consolidated balance sheet, have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1995 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

E. Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1996


 .
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance to outside parties.

RESULTS OF OPERATIONS

    The following is a comparison of the first quarter of the fiscal year ending April 30, 1996 with the comparable period of the prior fiscal year.

 Revenues

    The Company generates revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Domestic Oil and Gas contracts are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates.

    International and aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional upfront costs in the event of early termination.

    The following table summarizes and compares the Company's revenues by certain market segments for the quarters ended July 31, 1995 and 1994:

(Thousands of dollars,     Revenues for the Quarter Ended July 31,
percentages and flight
hours)
                                                     Incr (Decr)
                              1995       1994       $         %

Domestic Oil and Gas       $ 32,092   $ 29,047    $ 3,045    10

Aeromedical Services          6,300      6,507       (207)   (3)

International and Technical
 Services                     7,987      8,003        (16)    -
                             ______     ______      _____    __

Total Operating Revenues   $ 46,379   $ 43,557    $ 2,822     6
                             ======     ======      =====    ==

Total Flight Hours           55,514     52,072      3,442     7
                             ======     ======      =====    ==





 Domestic Oil and Gas

    Domestic Oil and Gas revenues for the quarter ended July 31, 1995 were greater than comparable revenues for any quarter since the quarter ended October 31, 1993. The Company attributes the increase to better economic conditions in the Gulf of Mexico - a result of stable oil prices, combined with improved technology for deep water extraction - and one of the Company's competitors ceasing its flight operations. These factors produced a 10% increase in flight hours and enabled the Company to increase its market share to 52% in the current quarter compared to 47% for the comparable period in the prior year.

 Aeromedical Services

    The Company operates 12 programs and a total of 33 aircraft in the Emergency Medical Service industry. The quarter to quarter decrease in revenues was primarily attributable to a decrease in fixed revenues. Although the number of aircraft operated remained constant, some of the aircraft flown under contract were changed to smaller and less expensive models.

 Direct Expenses

    Direct expenses increased $ 1.9 million, or 5%, as a result of Domestic Oil and Gas Programs activity levels; however, as a percentage of operating revenues, direct expenses declined by 1.4% which improved the operating margin to 11.4% for the current quarter.

    Human resource costs accounted for $ 1.3 million of the direct expense increase. The increase in domestic flight activity, combined with a slight reduction in the average number of employees employed, resulted in increased overtime pay and related benefits, primarily at the Company's bases.

    Helicopter expenses rose $ 0.3 million from $ 18.5 million to $ 18.8 million. Helicopter expenses related to flight activity including spare parts usage, repairs and maintenance and fuel increased a combined $ 0.7 million, or 6%, from $ 10.9 million to $ 11.6 million. These increases were consistent with the increase in operating revenues. Helicopter insurance costs decreased $ 0.2 million due to the Company's favorable safety record.

 Selling, General, and Administrative Expenses

    Selling, general and administrative expenses were essentially constant at $ 2.5 million. Human resource costs increased $ 0.2 million, miscellaneous expenses increased $ 0.1 million and legal and accounting expenses declined $ 0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a comparison of the first quarter of the fiscal year ending April 30, 1996 with the period ending April 30, 1995.

    The Company's cash position as of July 31, 1995 was $ 2.2 million compared to $ 2.5 million at April 30, 1995, the Company's fiscal year end. Working capital remained essentially constant at $ 28.3 million compared to $ 28.6 million at fiscal year end.

    Total long-term debt increased $ 2.8 million to $ 38.6 million as a result of the investing activities described below. The Company's current debt obligation for fiscal 1996 totals $ 8.8 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations. During the first quarter, the Company paid the first quarter installment and prepaid the second quarter installment, an aggregate of $ 4.2 million. At July 31, 1995, the Company had $ 16.2 million and $ 7.9 million of credit capacity available under its term and revolving credit facilities, respectively. The Company is in compliance with the provisions of its loan agreement.

    Cash generated from operating activities was $ 5.1 million for the quarter. During the quarter, the Company utilized its cash flow for $ 8 million in investing activities and supplemented the difference with additional borrowings under its credit facility. Investing activities consisted principally of the purchase of three aircraft for $ 2.9 million and the acquisition of a 49% interest in Irish Helicopters Limited for approximately $ 4 million. The Company also paid a dividend of $ 0.02 per share during the first quarter of fiscal 1996.

    The Company has begun a comprehensive review of all of its domestic bases for possible fuel contamination resulting from routine flight operations, and to date the Company has identified known or suspected fuel contamination at six of its bases.
Although the full extent of contamination has not been determined and the cost of remediation has not been estimated at any of these bases, on the basis of this preliminary information a provision of $ 200,000 was made for remediation costs in its 1995 accounts. The Company is seeking estimates of remediation costs and will make additional provisions to the extent necessary as reliable estimates of these costs become available.

RESULTS AT A GLANCE (Unaudited)

 The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                  Three Months Ended July 31,
Operations                            1995             1994
                                   ________        ________

    Operating revenues             $ 46,379          $43,557
    Net earnings                      1,391            1,161
    Net earnings per share              .27              .21
    Annualized return on
      shareholders' equity              7.3%             6.1%
    Total flight hours               55,514           52,072

Financial Summary             July 31, 1995     April 30, 1995
                              _____________       ____________

    Net working capital            $ 28,304          $28,606
    Net book value of
     property and equipment          88,870           86,463
    Long-term debt                   31,863           27,060

General Statistics

 Helicopters Operated                   252              254
 Employees                            1,662            1,649

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

27       Financial Data Schedule.

(b)      Reports on Form 8-K

    The Company filed a report on Form 8-K dated July 28, 1995 reporting the issuance of a press release on July 28, 1995 under Item 5 thereof.

                         SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Petroleum Helicopters, Inc.


September 1, 1995                   By: Carroll W. Suggs /s/


                                      Carroll W. Suggs
                                      Chairman of the Board,
                                      President and Chief
                                      Executive Officer



September 1, 1995                   By: John H. Untereker /s/



                                      John H. Untereker
                                      Vice President and
                                      Chief Financial Officer