Form 10-Q
period 1995-10-31
PETROLEUM HELICOPTERS INC
filed 1995-12-04
CIK 350403

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  October 31, 1995

                                   OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to ________

                      Commission file number 0-9827

                       PETROLEUM HELICOPTERS, INC.
         (Exact name of registrant as specified in its charter)

         Louisiana                        72-0395707
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

2121 Airline Highway, Suite 400
        Metairie, Louisiana                70001-5979
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (504) 828-3323

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

               Class              Outstanding at December 1, 1995

 Voting Common Stock                       2,864,761
 Non-Voting Common Stock                   2,200,830

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                          October 31,         April 30,
(Current period unaudited)              1995                1995   (1)

ASSETS
Current assets:
 Cash and cash equivalents          $   2,359           $   2,506
 Accounts receivable - net
   of allowance                        30,740              30,493
 Inventory                             25,659              25,560
 Prepaid expenses                         926                 989
 Notes receivable                       1,370                  -
 Assets held for sale                     361                 215
   Total current assets                61,415              59,763
Investments                             4,135               1,002
Property and equipment:
 Cost                                 202,190             199,816
 Less accumulated depreciation       (113,710)           (113,568)
                                      _______             _______
                                       88,480              86,248

Other                                      96                  95
                                      _______             _______
                                    $ 154,126           $ 147,108
                                      =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                 $  19,317           $  15,224
 Accrued vacation pay                   4,781               4,897
 Income taxes payable                   1,616                 331
 Current portion of long-term debt      8,782               8,755
 Other                                    183                 747
                                      _______             _______
   Total current liabilities           34,679              29,954

Long-term debt                         25,627              27,060
Deferred income taxes                  12,066              12,066
Other long-term liabilities             3,050               2,321

Shareholders' equity:
 Voting common stock                      286                 286
 Non-voting common stock                  220                 220
 Additional paid-in capital            10,118              10,118
 Retained earnings                     68,080              65,083
                                      _______             _______
                                       78,704              75,707

                                    $ 154,126           $ 147,108
                                      =======             =======

(1)The balance sheet at April 30, 1995 is condensed from the audited financial statements at that date.
See notes to condensed consolidated financial statements.


                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                 Three Months             Six Months
In thousands, except per        Ended October 31,      Ended October 31,
share amounts                    1995      1994         1995       1994
(unaudited)                      ____      ____         ____       ____


REVENUES:
 Operating revenues         $  47,901  $ 44,841     $ 94,280  $ 88,398
 Gain on equipment
  disposals                       417       184          748       956
  Equity in net earnings of
  investee companies              100        20          100        81
                               ______    ______       ______    ______
                               48,418    45,045       95,128    89,435
                               ______    ______       ______    ______
EXPENSES:
 Direct expenses               41,495    39,337       82,567    78,517
 Selling, general and
  administrative expenses       2,907     2,556        5,364     5,074
 Interest expense                 758       732        1,535     1,488
                               ______    ______       ______    ______
                               45,160    42,625       89,466    85,079
                               ______    ______       ______    ______
Earnings before income
 taxes                          3,258     2,420        5,662     4,356

Income taxes                    1,324       965        2,337     1,740
                               ______     ______      ______    ______

Net earnings                $   1,934   $  1,455    $  3,325  $  2,616
                               ======     ======      ======    ======

Net earnings per share      $    0.39   $   0.27    $   0.66  $   0.48
                               ======     ======      ======    ======
Weighted average common
 shares outstanding             5,065      5,478       5,065     5,478
                               ======     ======      ======    ======
Dividends paid per common
 share                      $    0.05  $    0.02    $   0.07   $  0.02
                               ======     ======      ======    ======

See notes to condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                            Six Months Ended October 31,
(unaudited)                              1995               1994
                                         ____               ____
OPERATING ACTIVITIES:
 Net earnings                         $  3,325           $ 2,616
 Depreciation                            4,026             4,152
 Gain on equipment disposals              (748)             (956)
 Equity in net earnings
 of investee companies                    (100)              (81)
 Changes in operating assets
 and liabilities                         3,725               484
 Other                                     118                 -
                                        ______            ______
Net cash provided by operating
 activities                             10,346             6,215
                                        ______            ______

INVESTING ACTIVITIES:
 Investments                            (3,003)                -
 Purchases of property and
 equipment                              (7,142)           (6,348)
 Proceeds from equipment disposals       1,413             1,925
                                        ______            ______
Net cash used by
 investing activities                   (8,732)           (4,423)
                                        ______            ______
FINANCING ACTIVITIES:
 Proceeds from long-term debt            7,000             4,500
 Payments on long-term debt             (8,406)          (10,130)
 Dividends paid                           (355)             (110)
                                        ______            ______
Net cash used by
 financing activities                   (1,761)           (5,740)
                                        ______            ______
Decrease in cash
 and cash equivalents                     (147)           (3,948)

Cash and cash equivalents
 at beginning of period                  2,506             5,452
                                        ______            ______
Cash and cash equivalents
 at end of period                     $  2,359          $  1,504
                                        ======            ======

See notes to condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX MONTHS ENDED OCTOBER 31, 1995 AND 1994

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

C. The Company's financial results, particularly as it relates to its domestic oil and gas operations, are influenced by seasonal fluctuations. During the winter, there are more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower during the Company's third fiscal quarter than at other times of the year. This produces a seasonal aspect to the Company's business and typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

D. Primary earnings per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options) outstanding during each year using the treasury stock method.

E. Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1996.

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

RESULTS OF OPERATIONS

    The following is a comparison of the second quarter and the first six months of the fiscal year ending April 30, 1996 with the comparable periods of the prior fiscal year.

Second Quarter Fiscal 1996 to Fiscal 1995

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

    International and aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms. These contracts impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional upfront costs in the event of early termination.

    The following table summarizes and compares the Company's revenues by certain market segments for the quarters ended October 31, 1995 and 1994:

(Thousands of dollars,           Revenues for the Quarter
 except percentages and              Ended October 31,
 flight hours)
                                                     Incr (Decr)
                              1995       1994         $        %
                              ____       ____        ___      ___

Domestic Oil and Gas       $34,054    $30,122     $ 3,932     13

Aeromedical Services         6,576      6,379         197      3

International and
 Technical Services          7,271      8,340      (1,069)   (13)
                            ______     ______      ______

Total Operating Revenues   $47,901    $44,841     $ 3,060      7
                            ======     ======      ======      =

Total Flight Hours          56,243     52,821       3,422      6
                            ======     ======      ======      =

 Domestic Oil and Gas

    Domestic Oil and Gas revenues increased $ 3.9 million, or 13%, to $ 34.1 million for the quarter. The Company attributes this increase to increased flight activity due to hurricane evacuations and better economic conditions in the Gulf of Mexico. When a hurricane threatens portions of the Gulf of Mexico, the Company evacuates customer personnel which causes a short-term increase in flight hours. As of October 31, 1995, the Company had 13 more aircraft under contract and 12 more contracts than last year at October 31, 1994. These factors produced a 9% increase in domestic flight hours.

 Aeromedical Services

    The Company operates 12 programs and a total of 33 aircraft in the Aeromedical Services market. Aeromedical Services revenue increased $ 0.2 million, or 3%, to $ 6.6 million. Aeromedical flight hours decreased 2% to 3,344 for the quarter. The increase in revenue is due primarily to a slight upward adjustment in contract rates, an additional dedicated aircraft for an existing customer, and a change of an aircraft under contract to a more expensive model. The Company was recently awarded one new contract which will commence operations in the current fiscal year.

 International and Technical Services

    International oil and gas revenues declined $ 0.8 million, or 17%, to $ 3.7 million. International flight hours decreased 4% to 4,984. The decrease in revenue and flight hours is due primarily to the cessation of one non-recurring contract which included six dedicated aircraft.

    The decline in technical services and other revenues was also attributable to this contract. Other revenues declined $ 0.3 million to $ 3.5 million from $ 3.8 million.

 Direct Expenses

    Direct expenses rose $ 2.2 million, or 6%, due primarily to an increase of $ 2.6 million or 15% in flight related expenses related to increased flight activity in the Company's Domestic Oil and Gas Programs. These increased costs were partially offset by a decrease in employee benefits of $ 0.6 million, or 16%.

    The increase in flight related expenses was primarily comprised of increases in spare parts usage, repairs and maintenance, and fuel expenses of an aggregate $ 1.9 million, or 19%, from $ 9.9 million to $ 11.7 million, and an increase in helicopter rent expense of $ 0.4 million to $ 3.1 million.

    As more fully described in Liquidity and Capital Resources, the Company increased its environmental expense reserve from $ 0.2 million to $ 1 million.

 Selling, General, and Administrative Expenses

    Selling, general, and administrative expenses increased by $ 0.3 million to $ 2.9 million for the quarter. Human resources increased $ 0.2 million related to increased benefits. Computer consulting fees increased $ 0.1 million as the Company began the process of installing a new computer system; these fees and other related costs will continue for at least the next 36 months.

First Six Months Fiscal 1996 to First Six Months Fiscal 1995

The following table summarizes and compares the Company's revenues by certain market segments for the six months ended October 31, 1995 and 1994:

 Revenues

(Thousands of dollars,           Revenues for the Six Months
 except percentages and                Ended October 31,
 flight hours)
                                                     Incr (Decr)
                              1995       1994         $        %
                              ____       ____        ___      ___

Domestic Oil and Gas       $66,146    $59,169     $ 6,977     12

Aeromedical Services        12,876     12,886         (10)    -

International and
 Technical Services         15,258     16,343      (1,085)    (7)
                            ______     ______      ______

Total Operating Revenues   $94,280    $88,398     $ 5,882      7
                            ======     ======      ======      =

Total Flight Hours         111,757    104,893       6,864      7
                           =======    =======      ======      =

 Domestic Oil and Gas

    The first six months Domestic Oil and Gas revenues were higher than last fiscal year's comparable period due to increasing activity by the oil and gas industry in the Gulf of Mexico and hurricane evacuations. The Company attributes the increase to better economic conditions in the Gulf of Mexico - a result of stable oil prices, combined with improved technology for deep water extraction - and one of the Company's competitors ceasing its flight operations. These factors produced a 9% increase in Domestic Oil and Gas flight hours and enabled the Company to increase its market share to 52% compared to 47% for the comparable period in the prior year.

 International and Technical Services

    The decline in International and Technical Services revenues is attributable to a three month temporary contract in the second quarter of fiscal 1995. This contract produced $ 0.9 million in International revenues including $ 0.7 million in flight revenues and $ 0.2 million in other revenues.

 Gain on Equipment Disposals

    Gain on equipment disposals decreased $ 0.3 million as the Company disposed of two aircraft in the current period compared to six for the prior year period.

 Direct Expenses

    Direct expenses increased in response to the increase in flight activity; however, the Company's operating margin improved from 11% in fiscal 1995 to 12% in the current period - a 9% increase.

    Of direct expenses, flight related expenses increased $ 2.8 million, or 8%, from $ 35.4 million to $ 38.2 million, represented primarily by an increase of $ 2.2 million in spare parts used and repairs and maintenance. Fuel expense also increased $ 0.3 million and helicopter rent increased $ 0.4 million to $ 3.4 million and $
6.2 million, respectively.

    Human resources costs also increased $ 0.4 million from $ 33.2 million to $ 33.6 million. The increase was primarily related to an increase in overtime resulting from the increase in flight hours.

    As more fully described below, the Company increased its environmental expense reserve from $ 0.2 million to $ 1 million.

 Selling, General, and Administrative Expenses

    Selling, general, and administrative expenses increased $ 0.3 million from $ 5.1 million to $ 5.4 million. Human resources increased $ 0.3 million related to an increase in benefits of $ 0.2 million and an increase in overtime of $ 0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a comparison of the first six months of the fiscal year ending April 30, 1996 with the period ending April 30, 1995.

    The Company's cash position as of October 31, 1995 was $ 2.4 million compared to $ 2.5 million at April 30, 1995, the Company's fiscal year end. Working capital declined $ 3.1 million from $ 29.8 million at fiscal year end to $ 26.7 million. The decline was primarily related to an increase in accounts payable and accrued expenses of $ 4.1 million offset by an increase in notes receivable from affiliates of $ 1.4 million. The increase in accounts payable and accrued expenses is consistent with the increase in operating activity and reflects the seasonal aspect of the business.

    Total long-term debt decreased $ 1.4 million to $ 34.4 million. The Company's current debt obligation for fiscal 1996 totals $ 8.8 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations. At October 31, 1995, the Company had $ 14.5 million and $ 13.7 million of credit capacity available under its term and revolving credit facility, respectively. The Company is in compliance with the provisions of its loan agreement.

    Cash generated from operating activities was $ 10.3 million.
The Company utilized its cash flow for $ 8.7 million in investing activities and to reduce long-term debt by $ 1.4 million. Investing activities included the purchase of five aircraft for $ 4.3 million and the acquisition of a 49% interest in Irish Helicopters Limited for approximately $ 3 million. The Company also paid dividends totalling $ 0.07 per share.

    In the first quarter of fiscal 1996 the Company began an environmental review at selected domestic bases. Based on this review, known or suspected fuel contamination has been identified at seven of its bases. Management now believes it is possible that similar fuel contamination will be found at additional bases.

    During the current quarter, initial assessments of the costs to remediate this contamination were commenced and a preliminary estimate of the costs expected to be incurred at one of the Company's bases was received. The Company is seeking additional information regarding this preliminary estimate, and further assessments are planned at all other bases at which known or suspected fuel contamination has been identified. Depending in part upon the results of these assessments, the Company also anticipates that it will conduct additional studies at its other bases. Based on the information currently available to management, an additional provision of $ 750,000 has been made in the current quarter, resulting in an aggregate reserve for environmental related costs of $ 950,000. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs become available.

RESULTS AT A GLANCE (Unaudited)

 The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                   Six Months Ended October 31,
Operations                           1995             1994
                                     ____              ____

 Operating revenues               $ 94,280          $ 88,398
 Net earnings                        3,325             2,616
 Net earnings per share                .66               .48
 Annualized return on
    shareholders' equity               8.6%              6.8%
 Total flight hours                111,757           104,893

Financial Summary            October 31, 1995     April 30, 1995
                             ________________     ______________

 Net working capital              $ 26,736           $29,809
 Net book value of
    property and equipment          88,480            86,248
 Long-term debt                     25,627            27,060

General Statistics

 Helicopters Operated                  252               254
 Employees                           1,648             1,649

                        Part II - OTHER INFORMATION

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the stockholders of the Company was held on September 22, 1995, at which time the following matters were submitted to a vote to stockholders:

    (a)  The election of the following to the Board of Directors:

Nominees                       For                  Withheld
________                       ___                  ________

Carroll W. Suggs            2,582,673                  1,450

Leonard M. Horner           2,584,031                     92

Robert E. Perdue            2,584,115                      8

Robert G. Lambert           2,584,123                      0

    (b)  A proposal to adopt the PHI 1995 Incentive Compensation
         Plan was approved by the following vote:
         2,301,845 for, 119,451 against, and 11,641 abstained.

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

27       Financial Data Schedule.

(b)      Reports on Form 8-K

    No reports were filed on Form 8-K for the quarter ending
    October 31, 1995.






                         SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Petroleum Helicopters, Inc.


December 4, 1995              By: Carroll W. Suggs /s/
                              ____________________
                              Carroll W. Suggs
                              Chairman of the Board,
                              President and Chief
                              Executive Officer
                              (duly authorized officer)


December 4, 1995              By: John H. Untereker /s/
                              _____________________
                              John H. Untereker
                              Vice President and
                              Chief Financial Officer
                              (principal financial
                               officer)