Form 10-Q
period 1996-01-31
PETROLEUM HELICOPTERS INC
filed 1996-03-07
CIK 350403

United States
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  January 31, 1996

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

 Class                             Outstanding at March 1, 1996

Voting Common Stock                            2,789,761
Non-Voting Common Stock                        2,276,093

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                          January 31,         April 30,
(Current period unaudited)              1996                1995   (1)

ASSETS
Current assets:
 Cash and cash equivalents          $   3,035           $   2,506
 Accounts receivable - net
   of allowance                        31,229              30,493
 Inventory                             26,383              25,560
 Prepaid expenses                       1,141                 989
 Notes receivable                       1,244                  -
 Assets held for sale                     -                   215
                                       ------              ------
   Total current assets                63,032              59,763
                                       ------              ------
Investments                             4,348               1,002
Property and equipment:
 Cost                                 211,723             199,816
 Less accumulated depreciation       (115,660)           (113,568)
                                      -------             -------
                                       96,063              86,248
                                      -------             -------
Other                                      98                  95
                                      -------             -------
                                    $ 163,541           $ 147,108
                                      =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                 $  16,766           $  15,224
 Accrued vacation pay                   4,804               4,897
 Income taxes payable                   1,541                 331
 Current portion of long-term debt      6,796               8,755
 Other                                    177                 747
                                       ------              ------
   Total current liabilities           30,084              29,954
                                       ------              ------
Long-term debt                         38,842              27,060
Deferred income taxes                  12,066              12,066
Other long-term liabilities             2,771               2,321

Shareholders' equity:
 Voting common stock                      279                 286
 Non-voting common stock                  227                 220
 Additional paid-in capital            10,121              10,118
 Retained earnings                     69,151              65,083
                                       ------              ------
                                       79,778              75,707
                                      -------             -------
                                    $ 163,541           $ 147,108
                                      =======             =======

(1)The balance sheet at April 30, 1995 is condensed from the audited financial statements at that date.
See notes to condensed consolidated financial statements.


                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                 Three Months          Nine Months
In thousands, except per       Ended January 31,     Ended January 31,
share amounts                    1996      1995        1996      1995
(unaudited)


REVENUES:
 Operating revenues           $ 45,444  $ 42,095   $ 139,724  $130,493
 Gain (loss) on equipment
  disposals                         43      (183)        791       773
 Equity in net earnings (loss)
  of investee companies            225        (9)        325        72
                                ------   -------     -------   -------
                                45,712    41,903     140,840   131,338
                                ------   -------     -------   -------

EXPENSES:
 Direct expenses                39,800    36,964     122,367   115,481
 Selling, general and
  administrative expenses        3,038     2,700       8,402     7,774
 Interest expense                  777       812       2,312     2,300
                                ------   -------     -------    ------
                                43,615    40,476     133,081   125,555
                                ------   -------     -------   -------
Earnings before income
 taxes                           2,097     1,427       7,759     5,783

Income taxes                       758       617       3,095     2,357
                                ------    ------      ------    ------

Net earnings                  $  1,339  $    810   $   4,664  $  3,426
                                ======    ======      ======    ======

Net earnings per share        $   0.26  $   0.15   $    0.92  $   0.63
                                ======    ======      ======    ======
Weighted average common
 shares outstanding              5,066     5,478       5,066     5,478
                                ======    ======      ======    ======

Dividends paid per common
 share                        $   0.05  $   0.02  $     0.12  $   0.04
                                ======    ======      ======    ======

See notes to condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands                            Nine Months Ended January 31,
(unaudited)                               1996            1995

OPERATING ACTIVITIES:
Net earnings                           $ 4,664           $ 3,426
Depreciation                             6,137             6,335
Gain on equipment disposals               (791)             (773)
Equity in net earnings
 of investee companies                    (325)              (72)
Changes in operating assets
 and liabilities                          (189)           (1,261)
Other                                      241                16
                                        ------            ------
Net cash provided by operating
 activities                              9,737             7,671
                                        ------            ------
INVESTING ACTIVITIES:
Investments                             (3,003)               -
Purchases of property and
 equipment                             (17,561)          (16,357)
Proceeds from equipment disposals        2,141             9,354
                                        ------            ------
Net cash used by
 investing activities                  (18,423)           (7,003)
                                        ------             -----
FINANCING ACTIVITIES:
Proceeds from long-term debt            23,803             9,250
Payments on long-term debt             (13,980)          (13,807)
Dividends paid                            (608)             (219)
                                       -------           -------

Net cash provided (used) by
 financing activities                    9,215            (4,776)
                                        ------            ------
Increase (decrease) in cash
 and cash equivalents                      529            (4,108)

Cash and cash equivalents
 at beginning of period                  2,506             5,570
                                        ------            ------
Cash and cash equivalents
 at end of period                     $  3,035         $   1,462
                                        ======            ======

See notes to condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED JANUARY 31, 1996 AND 1995

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

    The Company is engaged in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also provides helicopter transportation services to a variety of hospital and medical programs and aircraft maintenance to outside parties.

RESULTS OF OPERATIONS

    The following is a comparison of the third quarter and the first nine months of the fiscal year ending April 30, 1996 with the comparable periods of the prior fiscal year.

Third Quarter Fiscal 1996 to Fiscal 1995

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

    International and aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms. These contracts impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional start-up costs in the event of early termination.

    The following table summarizes and compares the Company's revenues by certain markets served for the quarters ended January 31, 1996 and 1995:
                                     Revenues for the
(In thousands, except             Quarter Ended January 31,
 percentages and flight hours)
                                                   Incr (Decr)
                              1996       1995       $        %

Domestic Oil and Gas        $32,018   $ 29,186   $ 2,832     10

Aeromedical Services          6,758      5,999       759     13

International and Technical
 Services                     6,668      6,910      (242)    (4)

Total Operating Revenues    $45,444   $ 42,095   $ 3,349      8

Total Flight Hours           51,995     47,974     4,021      8

  Domestic Oil and Gas

    Domestic Oil and Gas revenues increased $2.8 million or 10% to $32 million for the quarter and domestic flight hours increased by 7% to 39,401. The Company attributes these increases to increased flight activity due primarily to better economic conditions in the Gulf of Mexico. As of January 31, 1996 the Company had thirteen more aircraft under contract and six more contracts than at January 31, 1995.

  Aeromedical Services

    The Company operates 13 programs and a total of 33 aircraft in the Emergency Medical Service industry. Aeromedical Services revenue increased $0.8 million or 13% to $6.8 million.
Aeromedical flight hours increased slightly to 2,961, or 2% for the quarter. The increase in revenue is due primarily to three more aircraft under contract and one more contract than at January 31, 1995. The Company was recently awarded one new contract which is expected to commence operations in May of 1996.

  International and Technical Services

    International Oil and Gas revenues remained constant at $3.7 million. International flight hours increased 12%,or 565 hours, to 5,244 hours. The increase in flight hours is due primarily to increased oil and gas exploration activity. The flight hour increase was produced primarily by existing contracts which utilize smaller aircraft with moderate hourly rates. This increase in hourly revenue was offset by the termination of a contract which utilized aircraft with high fixed and variable rates.

    Technical Services revenues decreased slightly $0.1 million, or 4%, to $1.9 million.

  Direct Expenses

    Direct expenses increased $2.8 million or 8% to $39.8 million, primarily as a result of the increased activity levels in the Company's Domestic Oil and Gas Programs.

    Expenses at helicopter bases rose $1.3 million or 9% to $15.5 million for the quarter. Of this increase, $0.9 million is due to an increase in personnel and overtime to support increased flight activity. In addition, the Company increased its environmental expense reserve by $0.3 million which is more fully described under Liquidity and Capital Resources, below.

    Helicopter expenses rose $1.4 million or 8% to $18.5 million for the quarter. Helicopter expenses related to flight activity including spare parts usage, repairs and maintenance, helicopter rent, and fuel increased a combined $1.6 million, or 13% , from $12.3 million to $13.9 million. This amount was partially offset by a decrease in insurance and helicopter depreciation in the amount of $0.2 million. These increases were consistent with the increase in operating revenues and Domestic Oil and Gas activity levels.

  Selling, General, and Administrative Expenses

    Selling, general, and administrative expenses increased by $0.3 million to $3 million for the quarter. This increase was due primarily to an increase in consulting fees associated with an information systems project which is expected to continue for several years.

First Nine Months Fiscal 1996 to First Nine Months Fiscal 1995

The following table summarizes and compares the Company's revenues by certain markets served for the nine months ended January 31, 1996 and 1995:

 Revenues
                                       Revenues for the
(In thousands, except            Nine Months Ended January 31,
 percentages and flight hours)
                                                   Incr (Decr)
                              1996       1995       $        %

Domestic Oil and Gas       $ 98,164  $  88,355  $  9,809     11

Aeromedical Services         19,634     18,885       749      4

International and Technical
 Services                    21,926     23,253    (1,327)    (6)

Total Operating Revenues   $139,724  $ 130,493  $  9,231      7

Total Flight Hours          163,752    152,867    10,885      7


Domestic Oil and Gas

    Domestic Oil and Gas revenues for the first nine months of fiscal 1996 increased 11% to $98.2 million as compared to the same period in fiscal 1995. Domestic flight hours increased 9% to 125,836 in the current period. These increases are due primarily to increased oil and gas activity and several hurricane evacuations. The improved economic conditions in the Gulf of Mexico were the result of stable oil prices, higher natural gas prices, and the termination of operations by one of the Company's competitors.

Aeromedical Services

    Aeromedical services revenue increased $0.7 million or 4% to $19.6 million in fiscal 1996, despite a decline in flight hours of 6% to 9,479 hours. During the current fiscal year three additional aircraft under contract were added as well as one new EMS contract. These increases along with a slight upward adjustment in contract rates contributed to the increase in revenues in fiscal 1996 as compared to the same period in fiscal 1995. Flight time requirements declined primarily due to inclement winter weather.

International and Technical Services

    International Oil and Gas revenues decreased by $0.9 million or 7% to $11.7 million. The decrease in revenue is due primarily to a temporary contract which included six dedicated aircraft in the prior year. International flight hours increased slightly to 15,567, up 462 hours or 3%.

    Technical Services revenues increased slightly to $7 million, an increase of $0.1 million or 2%.

Direct Expenses

    Direct expenses increased $6.9 million or 6% to $122.4 million, primarily attributable to the increased activity levels in the Company's Domestic Oil and Gas Programs.

    Expenses at helicopter bases rose $3.3 million or 8% to $46.3 million. Of this increase, $2.3 million is due to an increase in personnel and overtime to support increased flight activity. In addition, the Company increased its environmental expense reserve by $1 million which is more fully described under Liquidity and Capital Resources, below.

    Helicopter expenses rose $4.3 million or 8% to $56.8 million. Helicopter expenses related to flight activity including spare parts usage, repairs and maintenance, helicopter rent, and fuel increased a combined $4.4 million, or 11%. This amount was partially offset by a decrease in helicopter insurance and depreciation in the amount of $0.5 million. These increases were consistent with the increase in operating revenues and Domestic Oil and Gas activity levels.

Selling, General, and Administrative Expenses

    Selling, general, and administrative expenses increased by $0.6 million to $8.4 million. Human resources and other expenses increased $0.4 and $1 million respectively. These increases are due to a slight increase in administrative pay and an increase in outside consulting fees of $0.7 million . These costs were partially offset by a decrease in legal and audit fees, bad debt expense, and depreciation expense totaling $0.9 million.


LIQUIDITY AND CAPITAL RESOURCES

    The following is comparison of the first nine months of the fiscal year ending April 30, 1996 with the period ending April 30, 1995.

    The Company's cash position as of January 31, 1996 was $3 million compared to $2.5 million at April 30, 1995, the Company's fiscal year end. Working capital increased $3.1 million from $29.8 million at fiscal year end to $32.9 million. The increase was primarily related to an increase in notes receivable from affiliates of $1.2 million, $0.8 million in refundable insurance premiums relating to workers compensation, and an increase in inventory of $0.8 million offset by an decrease in accounts receivable of $0.3 million.

    Total long-term debt increased $9.8 million to $45.6 million. The Company's current debt obligation totals $6.8 million due in equal quarterly installments, which the Company intends to pay with cash flow from operations. On January 25, 1996 the Company prepaid $2 million of term debt which was due and payable April 30, 1996. The next installment is not due until July 31, 1996. At January 31, 1996, the Company had $14.8 million and $5.2 million of credit capacity available under its term and revolving credit facilities, respectively. The Company is in compliance with the provisions of its loan agreement.

    Cash generated from operating activities and financing activities was $9.7 million and $9.2 million, respectively. The Company utilized its cash flow from operating activities and financing activities to fund $18.4 million in investing activities. Investing activities included the purchase of 14 aircraft for $12.2 million, $2.8 million in aircraft capital improvements, and $3 million for the purchase of a 49% interest in Irish Helicopters Limited. The Company has paid dividends totalling $0.6 million or $0.12 per share

    In the first quarter of fiscal 1996 the Company began an environmental review at selected domestic bases. Based on this review, known or suspected fuel contamination has been identified at seven of its bases. Management now believes it is possible that similar fuel contamination will be found at additional bases.

    During the prior quarter, initial assessments of the costs to remediate this contamination were commenced and a preliminary estimate of the costs expected to be incurred at one of the Company's bases was received. The Company is seeking additional information regarding this preliminary estimate, and further assessments are planned at all other bases at which known or suspected fuel contamination has been identified. Depending in part upon the results of these assessments, the Company also anticipates that it will conduct additional studies at its other bases. Based on the information currently available to management, an additional provision of $250,000 has been made in the current quarter. The Company has expensed $331,000 and $1.2 million, including the reserve provisions, for environmental costs for the three and nine month periods, respectively. The aggregate reserve for environmental related costs is $1.2 million, including a $1 million provision for the nine month period. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

RESULTS AT A GLANCE (Unaudited)

    The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                 Nine Months Ended January 31,

Operations                           1996             1995

 Operating revenues               $ 139,724        $ 130,493
 Net earnings                         4,664            3,426
 Net earnings per share                 .92              .63
    Annualized return on
         shareholders' equity             8%              5.9%
 Total flight hours                 163,752          152,867

Financial Summary             January 31, 1996    April 30, 1995

 Net working capital              $  32,948         $ 29,809
 Net book value of
    property and equipment           96,063           86,248
 Long-term debt                      38,842           27,060

General Statistics

    Helicopters Operated                258              254
    Employees                         1,669            1,649

                       Part II - OTHER INFORMATION


Item 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 (i)Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994.)


    (ii)By-laws of the Company.


27       Financial Data Schedule.

(b)      Reports on Form 8-K

    No reports were filed on Form 8-K for the quarter ending
January 31, 1996.






                         SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Petroleum Helicopters, Inc.


March 5, 1996                       By: Carroll W. Suggs /s/


                                        Carroll W. Suggs
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer
                                       (duly authorized officer)


March 5, 1996                       By: John H. Untereker /s/




                                         John H. Untereker
                                         Vice President and
                                         Chief Financial Officer
                                        (principal financial
                                         officer)