Form 10-K
period 1996-04-30
PETROLEUM HELICOPTERS INC
filed 1996-07-24
CIK 350403

=====================================================================
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-K
  (Mark One)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended April 30, 1996
                                  OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period From .......... to ..........
                      Commission File No. 0-9827

                      PETROLEUM HELICOPTERS, INC.
        (Exact name of registrant as specified in its charter)

               Louisiana                            72-0395707
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

     2121 Airline Highway Suite 400
    P.O. Box 578, Metairie, Louisiana                70001-5979
   (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code:  (504) 828-3323

      Securities registered pursuant to Section 12(b) of the Act:
                                 NONE
      Securities registered pursuant to Section 12(g) of the Act:
                          Voting Common Stock
                        Non-Voting Common Stock
                         (Title of Each Class)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
  subject to such filing requirements for the past 90 days.  Yes     No
    State the aggregate market value of the voting stock held by non-affiliates of the registrant.
             Date                                     Amount
         July 18, 1996                             $22,400,000
    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
    Voting Common Stock.......2,799,761 shares outstanding as of July 19,1996.
    Non-Voting Common Stock.. 2,276,093 shares outstanding as of July 19,1996.
                  DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the registrant's definitive proxy statement to be used in connection with its 1996 Annual Meeting of Shareholders will be, upon filing with the Commission, incorporated by reference into Part III of this Form 10-K.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  =========================================================================

                               PART I

  Item 1.  Business.

  General

    The Company was incorporated as a Delaware corporation in 1949 and was reincorporated as a Louisiana corporation on October 26, 1994. Since its inception, the Company's primary business has been to transport personnel, and to a lesser extent parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. During the most recent fiscal year, approximately 69% of the Company's operating revenues were generated by oil and gas transportation services in federal and state waters offshore of the States of Louisiana, Texas, Florida, Alabama, Mississippi, and California ("Domestic Oil and Gas Programs"). Approximately 67% and 71% of operating revenues were derived from Domestic Oil and Gas Programs in fiscal 1995 and 1994, respectively.

    The Company's aeromedical transportation services for hospitals and medical programs ("Aeromedical Services Programs") accounted for 14% of operating revenues in fiscal 1996. Aeromedical Services Programs generated 15% and 12% of operating revenues in fiscal 1995 and 1994, respectively.

    The Company's international business consists of offshore and onshore helicopter transportation services and fixed wing services to the global oil and gas industry ("International Oil and Gas Programs"). International Oil and Gas Programs contributed 9% of operating revenues in fiscal 1996, as compared to 10% and 8% in fiscal 1995 and 1994, respectively.

    Aircraft maintenance services provided to outside parties ("Technical Services Programs") constituted the majority of the remaining 8% of fiscal 1996 operating revenues.

    Demand for the Company's helicopter services is strongly influenced by oil and gas exploration, development, and production activities. These activities are greatly affected by federal leasing policies, regulations, oil and gas prices. The Company's helicopters provide a safe, reliable, efficient and fast method of transportation under a broad range of operational and environmental conditions, especially offshore and in remote areas. All of the Company's sixteen principal types of helicopters are available under a variety of contractual arrangements.

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

    The Company currently operates 54 aircraft equipped to fly pursuant to instrument flight rules (IFR) in the Gulf of Mexico, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules (VFR). Poor visibility is the most common of the adverse weather conditions that affect the Company's operations.

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

    The Company maintains hull and liability insurance on its aircraft, which generally insures the Company against physical loss of, or damage to, its helicopters and against certain legal liabilities to others. In addition, the Company carries war risk, expropriation, confiscation and nationalization insurance for its aircraft involved in international operations. In some instances the Company is covered by indemnity agreements from oil companies and hospitals and medical programs in lieu of or in addition to its insurance. The Company's helicopters are not insured for loss of use. While the Company believes it is adequately covered by insurance and indemnification arrangements, the loss, expropriation or confiscation of, or severe damage to, a material number of its helicopters could adversely affect revenues and profits.

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

  Competition

    The Company's business is highly competitive. Many of the Company's contracts are awarded after competitive bidding, and the principal aspects of competition are price, reliability, availability, safety, and service.

    The Company believes it operates one of the largest commercial helicopter fleets in the world. At April 30, 1996, the Company had 266 aircraft in operation which includes 261 helicopters and five fixed wing aircraft. The Company operated 233 helicopters in the United States, of which 196 were operated in Domestic Oil and Gas Programs and 37 were operated in the Company's Aeromedical Services Programs. The Company is the largest operator of helicopters in the Gulf of Mexico and believes there are approximately five competitors operating in the Gulf of Mexico market.

    Certain of the Company's customers and potential customers in the oil industry operate their own helicopter fleets; however, oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services.

  Employees

    As of April 30, 1996, the Company employed a total of 1,677 people. The Company believes its employee relations to be excellent, and it has never experienced a work stoppage. None of the Company's employees are covered by union contracts.

  Customers

    The Company's principal customers are major oil companies. The Company also serves independent exploration and production concerns, oil and gas service companies, hospitals and medical programs, and government agencies. The Company's largest customer, Shell Oil Company, accounted for more than 10% of the Company's operating revenues in fiscal 1996. The Company's five largest customers accounted for 34% of operating revenues in fiscal 1996.

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

  Environmental Matters

    The Company is subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, and disposal of toxic and hazardous wastes.

    The Company believes that compliance with federal, state, and local environmental laws and regulations will not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company has established reserves for environmental costs, which are discussed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters.

  Item 2.  Properties

  Fleet Utilization

    As of April 30, 1996, 86% of the Company's aircraft were actively assigned as compared with 84% and 76% as of April 30, 1995 and 1994, respectively.

  Equipment

    Certain information as of April 30, 1996 regarding the Company's owned and leased fleet is set forth in the following table:

                       Number
Manufacturer  Type    in Fleet Engine     Passengers Cruise    Appr.
                                                      Speed    Range
                                                      (mph)   (miles)
  Bell    206B-III         29 Turbine          4       120      300
          206L-I           50 Turbine          6       130      310
          206L-III         54 Turbine          6       130      310
          206L-IV           4 Turbine          6       130      310
          407               1 Turbine          6       144      420
          212(1)            9 Twin Turbine    13       115      300
          214ST(1)          3 Twin Turbine    18       155      450
          230(1)            1 Twin Turbine     8       160      370
          412(1)           19 Twin Turbine    13       135      335
  Boelkow BK-117           11 Twin Turbine     6       135      255
          BO-105           36 Twin Turbine     4       135      270
  Aerospatiale
          AS355F Twin Star  5 Twin Turbine     5       135      385
          AS350 B2          7 Turbine          5       140      385
          SA315B            2 Turbine          5       115      317
  Sikorsky
          S-76(1)          17 Twin Turbine    12       150      400
  McDonnell-Douglas
          MD900             2 Twin Turbine     6       155      336
                          ___
        Total Helicopters 250

  Beechcraft
          King Air 200(1)   3 Turboprop        8       300    1,380
  Sabreliner
          80SC(1)           1 Twin Turbo Jet   8       495    1,380
  Hawker  HS125-700(1)      1 Twin Turbo Jet   8       483    2,185
     Sidley               ___
      Total Fixed Wing      5
                          ___
        Total Aircraft    255
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

    The following tables set forth additional information regarding the helicopters owned and leased by the Company (in thousands, except the number of helicopters):

    Number of
  Company Owned                                Net Book
    Helicopters             Cost                 Value

        188              $  170,297         $   78,377(1)

    Number of            Total Rents
  Company Leased          Over Life           Remaining
     Helicopters          of Lease              Rents
         62              $  112,647         $   67,970
  _____________
  (1) Information regarding the Company's depreciation policy is set forth under Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1(d)."
                          ____________________


    The Company operates eleven helicopters that are owned or leased by customers which are not reflected in the foregoing tables. The Company also owns five fixed-wing aircraft, three of which are currently under full or part-time contract to customers.

    As of April 30, 1996, the Company's commitment for principal payments and lease payments for its present helicopter fleet averages $18 million each year for the next five years and an aggregate of $17 million thereafter.

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

    The Company also maintains an inventory of fuel and an inventory of spare parts and components for use in the repair and maintenance of the Company's fleet. This inventory had a book value of approximately $26 million on April 30, 1996. The Company is a distributor or dealer for many of these parts and components, thereby allowing it to realize significant cost savings for its purchases.

  Equipment on Order

    Subsequent to year end, the Company purchased six aircraft for an aggregate of $ 4 million. In addition, the Company plans to purchase twenty-two helicopters in fiscal 1997 for a total purchase price estimated to be $21 million. These purchases are subject to PHI obtaining customer commitments.

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

  Facilities

    The Company currently leases its executive office space in Metairie, Louisiana (Metropolitan New Orleans). The lease covers approximately 8,107 square feet and expires on July 31, 2000.

         The Company's principal operating facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28.2 acres and 17 buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative office and main repair and maintenance facility. The Company has extended this lease until 2006.

    The Company also leases property for 17 additional bases to service the oil and gas industry throughout the Gulf of Mexico and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

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

    B. Intracoastal City Base (Louisiana) - containing approximately 22.5 acres under several leases in Vermilion Parish, all with options to extend
  through 2001.   The Company has built a variety of operational and
  maintenance facilities on this property, including landing pads for 45 helicopters.

    C.   Houma-Terrebonne Airport (Louisiana) - containing approximately
  13.6 acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which have options allowing extension of the leases through 1999. The Company will evaluate plans to renegotiate the leases prior to their expiration. The Company has landing pads for 30 helicopters on this property.

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

    E. New Orleans (Louisiana) - containing approximately 1.5 acres, is under a lease through April 30, 2004. The Company has made significant leasehold improvements on this property, including landing pads for 14 helicopters.

    F. Venice (Louisiana) - containing approximately 8 acres, is under a lease expiring March 31, 1997. The original lease was executed April 1, 1973 for one year and has been extended annually since that time. The location has landing pads for 27 helicopters.

    G. Fourchon (Louisiana) - containing approximately 8 acres, is under original lease expiring April 30, 2001. The property has 10 landing pads.

    The Company's other operations-related bases in the United States are located along the domestic Gulf of Mexico in Louisiana at Cameron and Lake Charles; in Texas at Brazoria, Corpus Christi, Galveston, Port O'Connor and Rockport; in Mississippi at Pascagoula; in Alabama at Theodore; in New Jersey at Edison; and in California at Santa Barbara.

    The Company operates from offshore platforms which are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

    Bases of operations for the Company's foreign and aeromedical operations are generally furnished by the customer. The Company's international operations are currently conducted in Angola, Colombia, Ecuador, Ireland, Kazakhstan, Peru, Philippines, Thailand, Uzbekistan, Venezuela, and Zaire. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Florida, Illinois, Kentucky, Louisiana, Mississippi, North Carolina, and Ohio.

  Item 3.  Legal Proceedings

    The Company is not a party to, and its property is not the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

  Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1996.

Item 4. (a)  Executive officers of the registrant

    Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

      Name                 Age                Position
  Carroll W. Suggs          57   Chairman of the Board of Directors,
                                 President and Chief Executive Officer
  Ben Schrick               55   Vice President and Chief Operating
                                 Officer
  Robert D. Cummiskey, Jr.  54   Vice President - Risk Management and
                                 Secretary
  Edward Gatza              53   Vice President - Human Resources
  Gerald T. Golden          53   Vice President and Director of Operations
  David P. Milling          52   Vice President and General Manager of IHTI
  William P. Sorenson       46   Vice President - Aeromedical Services
  Harold L. Summers         58   Vice President - Engineering/Quality
                                 Assurance
  John H. Untereker         46   Vice President, Chief Financial Officer
                                 and Treasurer
  Gary J. Weber             48   Vice President - International Operations

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

    Mr. Cummiskey has served as Secretary since June 1992 and as Vice President - Risk Management since October 1991. Prior to that time, he was a Vice President/Account Executive of Johnson & Higgins (insurance brokers and consultants).

    Mr. Gatza was named Vice President - Human Resources in September 1994 after serving as Director of Human Resources since April 1990.

    Mr. Golden was named Vice President and Director of Operations in
  March 1993. Prior to that time he served as Vice President and Director of Corporate Development since 1991 and as Director of Training since 1982.

    Mr. Milling has served as Vice President since September 1989 and General Manager of International Helicopter Transport, Inc. (IHTI), a wholly-owned subsidiary, since 1988.

    Mr. Sorenson has served as Vice President since November 30, 1995, after serving as Director of Aeromedical Services since August 22, 1994. From 1990 until 1994, Mr. Sorenson directed the Company's EMS Program.

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

    Mr. Weber has served as Vice President - International Operations since September 1989.

    Item 5.  Market Price for Registrant's Common Equity and
       Related Shareholder Matters

     The Company's voting and non-voting common stock trades on The NASDAQ Stock Market ("NASDAQ Small Cap Issuers") under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low per share bid prices, as reported by NASDAQ, and dividend information for the Company's voting and non-voting common stock for the fiscal quarters indicated. The quotations represent prices in the over the counter market between dealers in securities, do not include retail markup, markdown or commission and may not necessarily represent actual transactions:


                     Voting Common Stock    Non-Voting Common Stock  Dividends
    Fiscal Quarter        High      Low        High      Low         Per Share

    1994-95
    1st Quarter             12        9 1/2    12 1/4      9  3/4      -
    2nd Quarter             11 1/2   10 1/4    12          9  3/4    .02
    3rd Quarter             11 3/8    8 5/8    11 1/4      8  1/4    .02
    4th Quarter             11 1/4    8        11          8         .02

    1995-96
    1st Quarter             11 1/2    9        11          8  1/2    .02
    2nd Quarter             11 1/2    9 1/4    11          8  3/4    .05
    3rd Quarter             14 1/4   10 1/4    14 1/4     10  1/4    .05
    4th Quarter             15       12 3/4    15         12  1/2    .05

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

    As of July 19, 1996, there were approximately 1,518 holders of record of the Company's voting common stock and 119 holders of record of the Company's non-voting common stock.

 Item 6.  Selected Financial Data



                         1996        1995        1994        1993       1992
                            (Thousands of Dollars, Except Per Share Amounts)

 Year Ended April 30:
   Operating revenues $ 185,865  $  174,397   $ 178,697  $  177,316 $  195,190
   Net earnings       $   6,466  $    5,182   $   3,333  $    2,049 $    1,290
   Net earnings
       per share      $    1.28  $      .96   $     .61  $      .37 $      .24
   Cash dividends declared
       per share      $     .17  $      .06   $      -   $      .01 $      .08

   At April 30:
   Total assets       $ 161,315  $  147,108  $  146,312  $  141,100 $  142,173
   Long-term debt     $  28,522  $   27,060  $   31,849  $   30,950 $   38,000
   Working capital    $  26,543  $   29,809  $   31,601  $   31,419 $   38,590
   Shareholders'
    equity            $  81,401  $   75,707  $   75,309  $   71,976 $   69,982

  Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

  Background

                 The Company commenced operations forty-seven years ago on February 11, 1949, with three helicopters. Its primary business was to transport personnel, parts and equipment to, from, and among offshore platforms for customers engaged in the domestic oil and gas exploration, development, and production industry. When the oil and gas industry expanded internationally, the Company began to focus efforts towards the international markets.

    During the early 1980's and again in the late 1980's, the price per barrel of oil declined, which, together with increasing U.S. environmental legislation, contributed to a decline in both the Gulf of Mexico drilling rig count and the Company's Domestic Oil & Gas operating revenues. In 1982 the Company operated 455 aircraft with 2,865 employees and recorded the highest revenues in its history at $ 209 million. However, by 1984, revenues had fallen to $ 166 million and aircraft and employees totaled 403 and 2,482, respectively. In an effort to mitigate this impact, the Company began dedicated aeromedical operations in 1984.

    Following the death in 1989 of the Company's founder, Robert L. Suggs, his wife, Carroll W. Suggs, assumed control of the Company as Chairman of the Board. Since that time, the Company's focus has been directed toward diversification of revenues within the helicopter industry. The Company continued to maintain its leadership position in helicopter transportation services to the domestic oil and gas industry, while increasing its competitive position internationally in the oil and gas industry and domestically in the aeromedical services industry.

 In the past six years, as the Company broadened its revenue base, improved accountability measures have been implemented. The Company organized into strategic business units: Domestic Oil and Gas, Aeromedical, International, and Technical Services. Each unit was assigned to and managed by experienced personnel with full decision-making authority and accountability. The accountability process was refined through improved planning, accounting, and control systems, combined with a new reporting process that provides management with the tools for proactive decisions using timely and pertinent financial information. During this implementation, the Company retained critical operational control and the quality and safety functions centrally. The improved structure and reporting systems have permitted management to increase the Company's net earnings through better cost containment and higher fleet utilization.

    Today the Company maintains its position as the largest provider of helicopter transportation services in the Gulf of Mexico. Providing approximately 51% of all the contracted aircraft in the Gulf of Mexico, the Company has 196 aircraft dedicated to this market. Additionally, the Company is the fastest growing provider of aeromedical services in the U.S. and international initiatives for serving the global oil and gas industry have shown steady growth. The Company currently operates 266 aircraft worldwide and has 1,677 employees.

    The following discussion of the Company's Results of Operations and Financial Condition should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

  Results of Operations

     Revenues

    The Company generates revenues from both ongoing service contracts with established customers and non-contract flights referred to as "Specials". Domestic Oil and Gas Program contracts are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates.

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

 Demand for the Company's Domestic Oil and Gas Programs is influenced by offshore oil and gas exploration, development, and production activities in the areas in which it operates, which in turn is affected primarily by oil and gas prices. The following table reflects the five year trend in the offshore drilling rig count compared to the Company's domestic oil and gas revenues:

                                          April  April   April   April   April
                                          1996   1995    1994    1993    1992

  Active  Rigs in U.S. Gulf of Mexico      135    123     125     102      60
  Domestic Oil and Gas Revenues
  (millions)                            $128.8 $116.5  $126.1  $132.7  $157.3

    Better economic conditions in the Gulf of Mexico caused oil and gas activity to increase substantially in fiscal 1996. Active rig counts increased to their highest level in five years. These factors coupled with an increase in the Company's gulf coast oil & gas market share resulted in an 11% increase in revenues and an 8% increase in domestic flight hours. Revenues and domestic flight hours rose to $ 128.8 million and 162,377 in fiscal 1996 from $ 116.5 million and 150,850 in fiscal 1995, respectively. The Company's domestic market share increased to 51% from 49% in the current year.

    Management believes that these positive trends will continue and are in large part attributable to the Company's dedication to safety and service. Management intends to remain focused on these important aspects of the Company's business.

  The following table reflects the distribution of the Company's revenues by market area:

                 Years Ended April 30

                                        1996     1995      1994      1993

  Domestic Oil & Gas. . . .              69%      67%       71%       75%

  Aeromedical . . . . . . . . .          14       15         1        29

  International . . . . . . . . .         9       10         8         7

  Technical Services . . . .              8        8         9         9

    Fiscal 1996 also saw positive trends in the Company's
  Aeromedical Service Programs. Aeromedical revenues rose $ 1.4 million, or 6%, to $ 26.7 million. The increase resulted from the addition of two new contracts and five additional aircraft bringing the total aeromedical contracts and aircraft to 14 and 37, respectively.

    International revenues decreased by $ .9 million, or 5%, to $ 16 million. International flight hours increased 6% to 21,276 due primarily to increased oil and gas exploration activity. The flight hour increase was produced primarily by existing contracts which utilize smaller aircraft with moderate hourly rates. This increase in hourly revenue was offset primarily by the cessation of one non-recurring contract with high fixed rates.

 Expenses

    The Company's management accountability program has resulted in a reduction of total expense ratios, improved gross margins, and better fleet utilization. The program has focused management's attention on cost containment throughout the Company.

     The following table highlights the results of the accountability program:

                                              1996   1995    1994     1993

  Number of helicopters
      owned/leased/operated at year end        261    254     266     268

  Fleet utilization . . . . . . . . .          86%     84%    76%     76%

  Number of employees at year end            1,677  1,649   1,697   1,838

  Operating margin. . . . . . . . .            13%     12%     9%      9%
                          ____________________

    Direct expenses increased $ 8.5 million in fiscal 1996.  Human resource costs, including salaries and benefits, increased $ 2.8 million. Salaries, including overtime, increased $ 1.8 million, or 3%, due primarily to increased flight activity. Additionally, the Company increased its gain sharing contribution by $ 1.1 million. Helicopter insurance declined $ 0.5 million primarily as a result of accident free years in 1996 and 1995 which reduced premiums. Spare parts used increased by $ 4.4 million in fiscal 1996, due primarily to the increase in flight and flight related activity
  in the Company's three major market areas.   In addition, a $ 1.5 million
  environmental provision was recorded in fiscal 1996 versus $ .2 million in
  fiscal 1995.   This is discussed in further detail under  "- Environmental
  Matters." The Company's safety program, implemented in 1992, combined with its health awareness program have contributed significantly to reducing helicopter and employee insurance costs and worker's compensation claims. The Company intends to continue these programs.
   Selling, general, and administrative expenses for fiscal 1996 increased 16%, or $ 1.6 million. The increase was primarily a result of consulting fees related to information system upgrades which will be phased in over the next three years. The Company is upgrading its workorder system, inventory management system, and various other systems to remain a leader in technological advances in the industry. Legal and accounting fees decreased $ 0.6 million to $ 0.9 million in fiscal 1996. The decrease is due primarily to costs incurred in fiscal 1995 relating to the reincorporation of the Company from Delaware to Louisiana and the investigation and preliminary negotiation of strategic acquisitions which were either not successful or which the Company ultimately determined not to pursue.

   Interest Expense

    The Company's borrowing cost remained constant in fiscal 1996. The average interest rate paid decreased slightly by .28% to 8.16 from 8.44. The lower interest rate was offset by higher average borrowings in the fiscal period.

   Taxes

    PHI's effective tax rate was 39%, 41%, and 40%, respectively, in 1996, 1995, and 1994. Current tax expense as a percent of pre-tax earnings for the same fiscal periods was 11%, 18% and 19%, respectively. The Company anticipates that its effective tax rate will remain at approximately 39%. See Item 8. "Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements, Note 3."

   Earnings

    The Company's revenue expansion and accountability programs have helped produce period to period increases in net earnings of 25% and 55%, respectively, for the 1996 and 1995 fiscal years. Earnings per share for the fiscal year ended April 30, 1996 and April 30, 1995 improved 33% and 57%, respectively, compared to the prior year periods.

    The improved results are directly related to better economic conditions in the Gulf of Mexico and expansion and growth in the aeromedical
  and international markets.   In addition, accountability placed on
  management has permitted the Company to improve margins by lowering direct expenses. Direct expenses as a percentage of operating revenues decreased from 88% to 87% in fiscal 1996. The Company plans to continue its programs of diversification and accountability and will continue to search for opportunities to enhance earnings and shareholder value.

  Liquidity and Capital Resources

     The Company's 1996 year end cash position declined slightly to $ 1.9 million from $ 2.5 million at fiscal year end 1995.

     Working capital in fiscal 1996 declined $ 3.3 million from $ 29.8 million in 1995 to $ 26.5 million. The decline is due primarily to the decrease in cash on hand and an overall increase in accounts payable and accrued liabilities.

    The Company's primary credit facility consists of a $ 15 million revolving credit facility available through October 31, 1997 (the "revolving loan") and a capital loan facility of up to $ 40 million (subject to compliance with certain collateral coverage ratios) designed to fund the purchase of additional aircraft (the "term loan"). The term loan currently functions as a capital equipment revolving line of credit, but with fixed quarterly principal payments of $ 2 million. On October 31, 1997 it will convert to a conventional term loan, after which no further borrowings or reborrowings may be made. After conversion, principal will continue to be paid in quarterly $ 2 million installments until maturity on October 31, 2002. Both the revolving and term loans bear floating interest rates tied to the primary lender's prime rate and London InterBank Offered Rates ("LIBOR") chosen by the Company, plus an amount determined periodically based on the Company's leverage ratio that can range from 0% to 0.5% above such prime rate and from 1.5% to 2.25% above the applicable LIBOR rate.

 Total long-term debt increased $ 1.5 million in fiscal 1996. The
  Company's current debt obligations for fiscal 1997 total $ 8.8 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations. Total debt obligation at year end was $37.3 million, which the Company also plans to satisfy with future cash flow from operations. As of July 1, 1996, the Company had $ 10.7 million and $ 6.6 million of credit capacity available under its term and revolving credit facilities, respectively, reflecting the purchase, subsequent to year end, of six aircraft for $ 4 million. In addition, the Company plans to purchase a total of twenty- two helicopters in 1997 for a purchase price estimated to be $ 21 million. These planned purchases are subject to PHI obtaining customer commitments. Funds available under the Company's term facility will be utilized to finance these purchases. At April 30, 1996, the Company was in compliance with the provisions of its loan agreements.

    Cash generated from operating activities in 1996 was $ 19.3 million as compared to $ 14.7 million and $ 16.4 million in fiscal 1995 and 1994, respectively. The $ 4.6 million increase in fiscal 1996 is primarily attributable to the decrease in accounts receivable of $ 1.2 million and increased net earnings of $ 1.3 million. Days sales outstanding decreased to 55 days in fiscal 1996 from 58 days in fiscal 1995, and receivables decreased with improved collections.

    During fiscal 1996, the Company used its cash flow from operating activities for $ 21 million in investing activities, primarily for the purchase of nineteen aircraft for $ 15.2 million, $ 5.1 million in aircraft capital improvements, and $ 3 million for the purchase of a 49% interest in Irish Helicopters Limited. Additional cash of $ 1.5 million was provided through financing activities primarily by term debt to fund the investing activities and $ 0.6 million in dividend payments.

    In response to increased earnings and improved operating cash flow during the past three years, the Company resumed payment of quarterly dividends beginning with the second quarter of fiscal 1995. The Board declared dividends of $ 0.06 per share during fiscal 1995 and $0.17 per share in fiscal 1996. Three dividends totaling $ 0.12 per share and one dividend of $0.05 per share were distributed during fiscal 1996 and fiscal 1997, respectively. The Company anticipates that future dividend payments will be declared provided that the current earnings trend continues and as allowed by the Company's agreement with its lenders.

    The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the forthcoming year.

  New Accounting Pronouncements

    The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. Management does not believe that this pronouncement will have a material impact on its fiscal 1997 consolidated financial statements.

    The FASB also issued SFAS No. 123. "Accounting for Stock Based Compensation," effective also for fiscal years beginning after December 15, 1995. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board (APB) opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a pro forma basis net earnings and net earnings per share as if the fair value method were used. Management is currently evaluating the requirements of SFAS No. 123.

  Environmental Matters

    The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes.

    In the first quarter of fiscal 1996 the Company began an environmental review at selected domestic bases. Based on this review, known or suspected fuel contamination has been identified at eight of its bases. Management now believes it is possible that similar fuel contamination will be found at additional bases.

    During fiscal 1996, initial assessments of the costs to remediate this contamination were commenced and preliminary estimates of the costs expected to be incurred at three of the Company's bases were received. The Company is seeking additional information regarding these preliminary estimates and further assessments are planned at all other bases at which known or suspected fuel contamination has been identified. Depending in part upon the results of these assessments, the Company also anticipates that it will conduct additional studies at its other bases. Based on the information currently available to management, an additional provision of $1,500,000 has been made in the current year. The Company has expensed, including reserve provisions for environmental costs, $ 1,797,000 for the current year. The aggregate reserve for environmental related costs, at April 30, 1996, is $1.7 million. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

  Item 8.  Financial Statements and Supplementary Data


                      Independent Auditors' Report


  The Board of Directors and Shareholders
  Petroleum Helicopters, Inc.:

  We have audited the consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles.


                                               KPMG PEAT MARWICK LLP

  New Orleans, Louisiana
  June 12, 1996

                  PETROLEUM HELICOPTERS, INC.
                            AND SUBSIDIARIES

                      Consolidated Balance Sheets

                        April 30, 1996 and 1995

                         (Thousands of dollars)

                  Assets                              1996      1995

  Current assets:
   Cash and cash equivalents                        $ 1,899    $2,506
   Accounts receivable - net of allowance:
        Trade                                        27,305    28,655
        Investee companies                              298       950
        Notes and other                               1,122       888
   Inventory of spare parts and aviation fuel -
        at lower of average cost or market           25,947    25,560
   Prepaid expenses                                   1,159       989
   Refundable income taxes                              737        -
   Notes receivable - investee companies              1,166        -
   Assets held for sale                                 -         215
                                                     ______    ______
                  Total current assets               59,633    59,763
                                                     ______    ______
  Notes receivable                                      358       -
                                                     ______    ______
  Investments                                         4,890     1,002
                                                     ______    ______
  Property and equipment, at cost:
   Flight equipment                                 189,956   180,064
   Other                                             22,845    19,752
                                                    _______   _______
                                                    212,801   199,816
  Less accumulated depreciation                    (116,469) (113,568)
                                                    ________ ________
                                                     96,332    86,248
                                                    ________ ________
  Other                                                 102        95
                                                    ________ ________
                  Total assets                    $ 161,315 $ 147,108

                                                   ========  ========

                                (Continued)

                        PETROLEUM HELICOPTERS, INC.
                            AND SUBSIDIARIES

                 Consolidated Balance Sheets, Continued

                         (Thousands of dollars)

   Liabilities and Shareholders' Equity               1996       1995

  Current liabilities:
   Accounts payable - trade                       $  8,209      $5,805
   Accrued expenses                                 10,869       9,419
   Accrued vacation pay                              4,813       4,897
   Income taxes payable                                -           331
   Current portion of long-term debt                 8,810       8,755
   Other                                               389         747
                                                     ______     ______
                  Total current liabilities         33,090      29,954
                                                    ______      ______
  Long-term debt                                    28,522      27,060
                                                    ______      ______
  Deferred income taxes                             14,966      12,066
                                                    ______      ______
  Other long-term liabilities                        3,336       2,321
                                                    ______      ______
  Shareholders' equity:
   Voting common stock - par value of $.10;
    authorized 12,500,000; issued shares of
    2,799,761 and 2,864,760 in 1996 and 1995           280         286

   Non-voting common stock - par value of $.10;
    authorized 12,500,000; issued shares of 2,276,093
    and 2,200,830 in 1996 and 1995                     227         220
                                                     ______      ______
                    Total common stock                 507         506

        Additional paid-in capital                  10,220      10,118
        Retained earnings                           70,674      65,083
                                                    ______      ______
                                                    81,401      75,707
          Total liabilities and shareholders'       ______      ______
                             equity              $ 161,315   $ 147,108
                                                   =======     =======
  See accompanying notes to consolidated financial statements.

                      PETROLEUM HELICOPTERS, INC.
                            AND SUBSIDIARIES

                  Consolidated Statements of Earnings

               Years ended April 30, 1996, 1995 and 1994

      (Thousands of dollars and shares, except per share amounts)


                                             1996         1995         1994

  Revenues:
   Operating revenues                    $  185,865    $  174,397   $  178,697
   Gain on equipment disposals                1,067         1,091          475
   Equity in net earnings (losses) of
        investee companies                      397           (83)          -
                                            _______        _______     _______
                                            187,329       175,405      179,172
                                            _______        _______     _______
  Expenses:
   Direct expenses                          161,807       153,282      162,227
   Selling, general and administrative       11,871        10,237        8,715
   Interest expense                           3,098         3,098        2,676
                                            _______       _______      _______
                                            176,776       166,617      173,618
                                            _______       _______      _______
  Earnings before income taxes               10,553         8,788        5,554
  Income taxes                                4,087         3,606        2,221
                                            _______       _______      _______
  Net earnings                            $   6,466    $    5,182    $   3,333
                                            =======       =======      =======
  Net earnings per share                  $    1.28    $     0.96    $    0.61
                                            =======       =======      =======
  Weighted average common shares
    outstanding                               5,066         5,409        5,478
                                            =======       =======      =======
  Dividends declared per common share     $    0.17    $     0.06    $      -
                                            =======       =======      =======

    See accompanying notes to consolidated financial statements.

             PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity
                    (Thousands of dollars and shares)


                                                                     Voting
                                      Voting       Non-Voting     Common Stock    Additional
                                   Common Stock   Common Stock  Held in Treasury   Paid-in  Retained
                                   Shares Amount  Shares Amount  Shares  Amount    Capital  Earnings
  Balance
   April 30, 1993                 4,199  $  350   2,200  $ 183    921    $  77    $ 11,027  $ 60,493

  Net earnings                      -        -      -       -      -        -         -        3,333
                                  _____    _____  _____   _____  _____    _____      _____     _____
  Balance
   April 30, 1994                 4,199     350   2,200    183    921       77      11,027    63,826

  Change in par value               -        70     -       37     -        15         (92)      -

  Purchase ONI shares               -        -      -       -     413       42        (824)   (3,605)

  Retire treasury
     stock                       (1,334)   (134)    -       -  (1,334)    (134)         -        -

  Other                             -        -        1     -      -        -            7       -

  Net earnings                      -        -      -       -      -        -           -      5,182

  Dividends                         -        -      -       -      -        -           -       (320)
                                  _____   _____   _____  _____   _____    _____       _____     _____
  Balance
   April 30, 1995                 2,865     286   2,201    220     -        -       10,118    65,083

  Equity adjustment
    on translation                  -        -      -       -      -        -           -        (13)

  Stock Options
    Exercised                        10       1     -       -      -        -           99       -

  Other                             (75)     (7)     75      7     -        -            3       -

  Net Earnings                      -        -      -       -      -        -           -      6,466

  Dividends                         -        -      -       -      -        -           -       (862)
                                 _____    _____   _____  _____   _____    _____      _____     _____

  Balance
     April 30, 1996               2,800  $  280  2,276  $ 227      -        -       10,220  $ 70,674
                                 =====    =====   =====  =====   =====    =====     ======    ======

    See accompanying notes to consolidated financial statements.

                 PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
               Years ended April 30, 1996, 1995 and 1994
                         (Thousands of dollars)

                                             1996          1995         1994
  Operating activities:
   Net earnings                            $ 6,466     $  5,182     $  3,333
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
        Depreciation                         8,344        8,413        8,573
        Deferred income taxes                2,900        2,043        1,138
        Gain on equipment disposals         (1,067)      (1,091)        (475)
        Equity in net (earnings) losses of
           investee companies                 (397)          83           -
        Changes in operating assets
          and liabilities:
        Decrease (increase)
          in accounts receivable             1,217       (3,043)       3,156
        Increase in inventory                 (387)        (710)        (258)
        Decrease (increase) in
          prepaid expenses and
          refundable income taxes,
          and notes receivable              (2,080)         653        1,368
        Increase (decrease) in
          accounts payable -
          trade and other accrued expenses   2,646        2,746         (312)
        Increase (decrease) in
         income taxes payable                 (325)         331          -
        Other                                2,032           59          (83)
                                            ______        ______       ______
        Net cash provided by
         operating activities               19,349       14,666       16,440

  Investing activities:
   Investments                              (3,303)         -            -
   Purchase of property and equipment      (23,808)     (20,326)     (14,330)
   Proceeds from sales of property
    and equipment                            6,147       12,125        1,672
   Other                                       -           -            (290)
                                            ______       ______       ______
     Net cash used in investing activities (20,964)      (8,201)     (12,948)
                                            ______       ______       ______
  Financing activities:
   Proceeds from long-term debt             23,303       13,000       32,780
   Payments on long-term debt              (21,787)     (17,738)     (33,011)
   Issuance of common stock                    100         -             -
   Purchase of treasury stock                   -        (4,471)         -
   Dividends paid                             (608)        (320)         -
                                            ______       ______       ______
     Net cash provided (used) in
      financing activities                   1,008       (9,529)        (231)
                                            ______       ______       ______
  Increase (decrease) in cash and
   cash equivalents                           (607)      (3,064)       3,261

  Cash and cash equivalents at
   beginning of year                         2,506        5,570        2,309
                                            ______       ______       ______
  Cash and cash equivalents at end of year $ 1,899    $   2,506    $   5,570
                                            ======       ======       ======
    See accompanying notes to consolidated financial statements.
                       PETROLEUM HELICOPTERS, INC.
                            AND SUBSIDIARIES

               Notes to Consolidated Financial Statements

                     April 30, 1996, 1995 and 1994


  (1) Summary of Significant Accounting Policies

     (a)Principles of Consolidation

        The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its wholly-owned subsidiaries (the Company) after the elimination of all significant intercompany accounts and transactions. Investments in 20 to 50 percent owned affiliates are accounted for by the equity method and consist primarily of investments in foreign affiliates.

     (b)Use of Estimates

        In preparing the company's financial statements management makes informed estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

     (c)Cash Equivalents

        The Company considers cash equivalents to include demand deposits and investments with original maturity dates of three months or less.

     (d)Property and Equipment

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

     (e) Income Taxes

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

      (f)Self-Insurance

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

     (g) Concentration of Credit Risk

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

      (h)Earnings per Common and Common Equivalent Share

         Primary earnings per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options) outstanding during each year using the treasury stock method.

 (i)Reclassifications

         Certain reclassifications have been made to the prior years financial statements in order to conform with the classifications adopted for reporting in 1996.

      (j)Fair Value of Financial Instruments

         Fair value of cash, cash equivalents, accounts receivable, accounts payable and debt approximates book value at April 30, 1996.

      (k)New Accounting Pronouncements

         The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. Management does not believe that this pronouncement will have a material impact on its fiscal 1997 consolidated financial statements.

         The FASB also issued SFAS No. 123. "Accounting for Stock Based Compensation," effective also for fiscal years beginning after
         December 15, 1995.   The new statement encourages, but does
         not require, companies to measure stock-based compensation cost using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board (APB) opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a pro forma basis net earnings and net earnings per share as if the fair value method were used. Management is currently evaluating the requirements of SFAS No. 123.

         (2)  Long-Term Debt
                                                      1996             1995
                                                   (Thousands of dollars)
     Secured term loan note due in quarterly
      installments of $2,000,000 commencing
      January 31, 1991, with interest (April 30,
      1996 - 8.2% and April 30, 1995 - 8.4%)
      fluctuating with libor and prime             $ 25,562         $ 27,790

     Secured note due October 31, 1997, under a
      revolving credit facility totaling
      $15,000,000 with interest (April 30, 1996 -
      8.2% and April 30, 1995 - 8.4%) fluctuating
      with libor and prime                            4,500              -

     Secured 10 year promissory notes due in
      monthly installments of $107,747
      commencing July 9, 1993 with a fixed
      interest rate of 7.0%                           7,270           8,025
                                                     ______          ______
                                                     37,332          35,815
     Less current portion                             8,810           8,755
                                                     ______          ______
     Long-term portion                            $  28,522       $  27,060
                                                     ======          ======


     Scheduled maturities of long-term debt are as follows:

            (Thousands of dollars)

                1997                      $  8,810
                1998                         8,868
                1999                         8,931
                2000                         7,060
                2001                         1,070
                Thereafter                   2,593
                                            ______
                                          $ 37,332
                                            ======

     At April 30, 1996, the following assets and their related book values are pledged as collateral on notes aggregating $37.3 million:

          (Thousands of dollars)

          Equipment, net of depreciation          $ 46,865
          Inventory                                 25,595
          Accounts receivable, net                  26,144
                                                    ______
                                                  $ 98,604
                                                    ======
     The secured term and revolving loan agreements require the Company to maintain certain levels of working capital and shareholders' equity and contain other provisions some of which restrict expenditures for the purchase of the Company's stock, for capital expenditures and for payment of dividends. Such agreements also limit the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt), and the acquisition of investments. At April 30, 1996, the Company's working capital exceeded the amount required by approximately $ .7 million, and shareholders' equity exceeded the required level by approximately $
     5.9 million. Dividends are generally limited to 20% of net earnings.

     At April 30, 1996, the Company was in compliance with the provisions of its loan agreements.

     The secured term and revolving loan agreement permit both prime rate based and London InterBank Offered Rate ("LIBOR") borrowings at LIBOR rates plus a floating spread. The spread for LIBOR and prime rate borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 0% to 0.5% above the applicable prime rate and from 1.5% to 2.25% above LIBOR.

    Interest paid was $3,351,000, $2,970,000, and $2,136,000  for the years ended April 30, 1996, 1995 and 1994, respectively.

(3) Income Taxes

    Income tax expense for the three years ended April 30, 1996, is composed of the following:
                                       1996      1995      1994
                                     (Thousands of dollars)
     Current:
          Federal                   $   757   $ 1,234   $   853
          State                         344       270       148
          Foreign                        85        59        82
     Deferred - principally Federal   2,901     2,043     1,138
                                      ______    ______   ______
                                    $ 4,087   $ 3,606   $ 2,221
                                     ======    ======    ======





     Deferred income tax expense (benefit) results from the following:

                                                1996     1995         1994
                                                 (Thousands of dollars)

     Accelerated depreciation              $   1,408   $ 2,564 $  1,496
     Accrued expenses and other liabilities     (138)   (2,353)    (636)
     Effect of tax credits                     1,631     1,832      278
                                              ______    ______   ______
                                           $   2,901   $ 2,043 $  1,138
                                              ======    ======   ======

    Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                                         Years ended April 30
                                   1996           1995            1994
                                Amount  %     Amount    %      Amount    %
                            (Thousands of dollars, except percentages)
   Income taxes at
    statutory rate           $  3,588   34   $  2,988   34   $   1,888   34
   Increase (decrease)  in taxes
    resulting from:
      Equity in net (earnings) losses
        of consolidated
        investee companies       (134)  (1)        28    -          -     -
      Effect of state income
        taxes                     227    2        178    2          98    2
      Other items - net           406    4        412    5         235    4
                                ______  ___     ______  ___      ______  ___
                             $  4,087   39   $  3,606   41   $   2,221   40
                                ======  ===     ======  ===      ======  ===


    For income tax purposes, the Company had approximately $ 81,000 of general business tax credit carryforwards. These general business tax credit carryforwards will expire between 1998 and 2001. The Company also has approximately $ 564,000 of alternative minimum tax credit carryforwards available to reduce future Federal regular income taxes over an indefinite period.

    The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1996 and 1995 are presented below:
                                         1996      1995
                                      (Thousands of dollars)
    Deferred tax assets:
     Tax credits                      $   645    $ 2,276
     Vacation accrual                   1,774      1,812
     Inventory valuation                  881        792
     Workman's compensation reserve       381        518
     Other                              2,678      2,423
                                        _____      _____
      Total deferred tax assets         6,359      7,821
                                        _____      _____
    Deferred tax liabilities:
     Tax depreciation in excess of book
      depreciation                     20,840     19,432
     Other                                485        455
                                       ______     ______
      Total deferred tax liabilities   21,325     19,887
                                       ______     ______
      Net deferred tax liability     $ 14,966   $ 12,066
                                       ======     ======
      No valuation allowance was recorded against the net deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences.

      Income taxes paid were approximately $2,267,000, $1,168,000, and $470,000 for the years ended April 30, 1996, 1995 and 1994, respectively.

  (4) Employee Benefit Plans

      The Company established, effective July 1, 1989, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan provides that the Company match up to 3% of employee contributions. The Company's contribution was $1,616,000, $1,586,000, and $1,604,000 for the years ended April 30, 1996, 1995 and 1994, respectively.

      Effective September 1, 1994, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides senior management with supplemental retirement and death benefits at age 65. Life insurance policies, of which the Company is the sole owner and beneficiary, were purchased on the lives of each of the participants. Supplemental retirement benefits were based on one-third (1/3) of the participants' monthly income at the time of adoption. Currently, there are no SERP provisions for an increase in benefits, partial vesting or early retirement. The assumed discount rate was 7.5%.
      Expenses related to the plan were $ 308,000 for 1996 and $
      197,000 for 1995.

      During fiscal 1996, the Board of Directors approved an Officer Deferred Compensation Plan and a Director Deferred Compensation Plan. Both plans were effective May 31, 1995. The plans permit key officers and all directors to defer a portion of their compensation. The plans are nonqualified and unfunded.

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

      Effective May, 1995 the Company's Board of Directors adopted the PHI 1995 Incentive Plan (the "1995 Plan"). The plan was approved at the Annual Meeting of Shareholders on September 22, 1995. The Company is authorized to issue a total of 175,000 shares of voting common stock and 325,000 shares of non-voting common stock under the 1995 Plan. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards and cash awards. During fiscal 1996, 23,200 and 58,000 non-qualified stock options for voting and non-voting common stock, respectively, were granted under the 1995 Plan. The exercise price of the grants is equal to the fair market value of the underlying stock at the date of grant. These options will vest on July 31, 1996 only to the extent certain 1996 performance targets are met.
      In the event any of the stock options become vested, one-half become exercisable on July 31, 1996 and one-half become exercisable on July 31, 1997. The stock options expire on May 31, 2005.


  A summary of the Plans' activities for the years ended April 30, 1996, 1995, and 1994 is as follows:

(CAPTION>
                                            1992 Plan     Other                1995 Plan
                                             Options      Options               Options
                                  Total     Non-Voting    Voting    Voting    Non-Voting
    Balance outstanding at
     April 30, 1993              15,000         -         15,000      -           -

    Options granted at $15.50    87,000      87,000          -        -           -
      Options cancelled          (6,000)     (6,000)         -        -           -
                                 _______     _______      _______  _______     _______
    Balance outstanding at
     April 30, 1994              96,000      81,000       15,000      -           -

    Options cancelled            (6,000)     (6,000)         -        -           -
                                 _______     _______      _______  _______     _______
      Balance outstanding at
     April 30, 1995              90,000      75,000       15,000      -           -
                                 _______     _______      _______  _______     _______
    Options granted at $9.75
     (voting) and $8.50
        (non-voting)             81,200         -            -      23,200     58,000
    Options exercised           (10,000)        -        (10,000)     -           -
                                 _______     _______      _______   _______     _______
    Balance outstanding at
    April 30, 1996              161,200      75,000        5,000    23,200     58,000
                                =======      =======      =======   =======    =======
    Shares exercisable at
        April 30, 1994             -            -            -        -           -
                                =======      =======      =======   =======    =======
    Shares exercisable at
     April 30, 1995              30,000      25,000        5,000      -           -
                                =======      =======      =======   =======    =======
    Shares exercisable at
     April 30, 1996              50,000      50,000          -        -           -
                                =======      =======      =======   =======    =======

    Shares available for
     future grant at
     April 30, 1996             443,800      25,000          -     151,800    267,000
                                ========     =======      =======  =======    =======

  (6) Supplemental Cash Flow Information and Financing Activities

      In 1996, the Company entered into agreements for the sale and leaseback of two helicopters. The book values of the equipment totalling $ 3.5 million were removed from the balance sheet, and the gains realized on the sale transactions totalling $ 0.3 million were deferred and are being credited to income as rent expense adjustments over the lease term. Rentals on these transactions average $ 0.4 million annually.

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

      On July 13, 1995 the Company purchased 49% of Irish Helicopters Limited (IHL) based in Dublin Ireland for $3 million. IHL operates five aircraft which are engaged primarily in search and rescue missions off the Irish Coast.

  (7) Shareholders' Equity

      In connection with the Company's reincorporation, which was approved by the shareholders at the Company's September 28, 1994 annual meeting of shareholders, the par value of the voting common stock and non-voting common stock was changed from $ .08 1/3 per share to $ .10 per share.

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

      Aggregate rental commitments to lease aircraft under operating leases are due in years subsequent to April 30, 1996, as follows:

                             (Thousands of dollars)

                             1997              $   11,079
                             1998                  10,742
                             1999                  10,641
                             2000                  10,425
                             2001                  10,181
                             Thereafter            14,903
                                                   ______
                                               $   67,971
                                                   ======
     Rental expense consisted of the following:

        (Thousands of dollars)
        (Years ended April 30)

                                  1996            1995           1994

          Aircraft           $   12,145       $  11,364     $   12,369
          Other                   1,690           1,745          1,637
                                 ______          ______         ______
                             $   13,835       $  13,109     $   14,006
                                 ======          ======         ======

      Subsequent to year end, the Company purchased six aircraft for an aggregate of $ 4 million. In addition, the Company plans to purchase twenty-two helicopters in 1997. The total purchase price is estimated to be $ 21 million. These purchases are subject to obtaining customer commitments.

      In the first quarter of fiscal 1996 the Company began an environmental review at selected domestic bases. Based on this review, known or suspected fuel contamination has been identified at eight of its bases. Management now believes it is possible that similar fuel contamination will be found at additional bases.

 During the prior year, initial assessments of the costs to remediate this contamination were commenced and a preliminary estimate of the costs expected to be incurred at three of the Company's bases was received. The Company is seeking additional information regarding this preliminary estimate, and further assessments are planned at all other bases at which known or suspected fuel contamination has been identified. Depending in part upon the results of these assessments, the Company also anticipates that it will conduct additional studies at its other bases. Based on the information currently available to management, an additional provision of $1,500,000 has been made in the current year. The Company has expensed, including reserve provisions for environmental costs, $1,797,000 for the current year. The aggregate reserve for environmental related costs, at April 30, 1996, is $1.7 million.
      The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

      A director of the Company serves as Chairman of the Board of Aviall, Inc., a supplier of parts to the Company. During fiscal 1996, total purchases from Aviall were $ 6 million. The Company believes that the prices paid for such parts were representative of that which would have been paid in an arms length transaction.

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

  (9) Supplementary Data - Quarterly Financial Data (Unaudited)

      The summarized quarterly results of operations for the years ended April 30,1996 and 1995 (in thousands of dollars, except per share data) are as follows:


                                                   Quarter Ended

                            July 31,     October 31,     January 31,   April 30,
                              1995          1995           1996          1996


  Revenues                 $ 46,710     $  48,418       $ 45,712        $ 46,489
  Gross profit             $  5,307     $   6,406       $  5,644        $  6,701
  Net earnings             $  1,391     $   1,934       $  1,339        $  1,802
  Net earnings per share   $    .27     $     .39       $    .26        $    .36

                                                Quarter Ended
                             July 31,     October 31,    January 31,   April 30,
                              1994          1994          1995          1995


  Revenues                 $  44,390    $  45,045       $ 41,903        $ 44,067
  Gross profit             $   4,307    $   5,574       $  5,131        $  6,103
  Net earnings             $   1,161    $   1,455       $    810        $  1,756
  Net earnings per share   $     .21    $     .27       $    .15        $    .33

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    There were no disagreements between the Company and its independent certified public accountants on accounting and financial disclosure matters.


                                Part III

  Item 10.    Directors and Executive Officers of the Registrant

     Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4.(a) "Executive officers of the registrant."

  Item 11.    Executive Compensation

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

  Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

  Item 13.   Certain Relationships and Related Transactions

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

                                Part IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)    1. Financial Statements

             Included in Part II of this report:

               Independent Auditors' Report

               Consolidated Balance Sheets at April 30, 1996 and 1995

               Consolidated Statements of Earnings for each of the years in the three year period ended April 30, 1996

               Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended April 30, 1996

               Consolidated Statements of Cash Flows for each of the years in the three year period ended April 30, 1996

               Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

      Schedules are omitted because they are either not required or not applicable, or because the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.  Exhibits

   3.1  (i)  Article of Incorporation of the Company
             (incorported) by reference to Exhibibt No.
             3.1(i) to PHI's Reporton Form 10-Q for the quarterly period ended January 31, 1996.

        (ii) By-laws of the Company (incorporated by reference to Exhibit No. 3.1(ii) to PHI's
             Report on Form 10-Q for the quarterly period ended January 31, 1996).

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

   10.3 (i)  Amended and Restated Loan Agreement
             originally dated as of January 31, 1986
             Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters,
             Inc., Whitney National Bank, First National
             Bank of Commerce, and NationsBank of Texas,
             N.A., as agent (incorporated by reference to Exhibit No. 10.3 to PHI's Report on Form 10-K dated April 30, 1993).

        (ii) First Amendment to Amended and Restated Loan
             Agreement, dated as of October 31, 1993
             (incorporated by reference to Exhibit  No.
             10.4 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

       (iii) Second Amendment to Amended and Restated Loan
             Agreement, dated as of April 15, 1994
             (incorporated by 10.5 to PHI's Report on Form
             10-Q for the quarterly period ended January
             31, 1995).

        (iv) Third Amendment to Amended and Restated Loan
             Agreement, dated as of July 31, 1994
             (incorporated by reference to Exhibit No.
             10.6 to PHI's Report on Form 10-Q or the quarterly period ended January 31, 1995).

         (v) Fourth Amendment and Limited Waiver to
             Amended and Restated Loan Agreement, dated as of October 25, 1994 (incorporated by reference to Exhibit No. 10.7 to PHI's Report on Form 10-Q for the quarterly period ended
             January 31, 1995).

        (vi) Fifth Amendment to Amended and Restated Loan
             Agreement, dated as of October 31, 1994
             (incorporated by reference to Exhibit No.
             10.8 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

       (vii) Sixth Amendment to Amended and Restated Loan
             Agreement, dated as of February 27, 1995.

      (viii) Seventh Amendment to Amended and Restated
             Loan Agreement, dated as of October 31, 1995.

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

   10.12  Amended and Restated Petroleum Helicopters, Inc.
          1995 Incentive Compensation Plan adopted by PHI's
          Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995.

   10.13 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive
          Compensation Plan between PHI and certain of its key employees.

   21 Subsidiaries of the Registrant (incorporated by reference to Exhibit No. 21 to PHI's Report on Form
          10-K dated April 30, 1993).

   23.1   Consent of KPMG Peat Marwick LLP

   (b)    Reports on Form 8-K
          No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1996.

   (d)    Financial Statement Schedules
          Financial statements or information regarding 50% or less owned entities accounted for by the equity method have been omitted because such entities, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PETROLEUM HELICOPTERS, INC.


                             By:   /s/_________________________
                                  Carroll W. Suggs
                                  Chairman of the Board,
                                  Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                Title              Date


   /s/_________________________      Chairman of the Board,
           Carroll W. Suggs         Chief Executive Officer
                                    and Director (Principal
                                       Executive Officer)


   /s/ _________________________      Vice President and
          John H. Untereker        Chief Financial Officer
                                  (Principal Financial and
                                     Accounting Officer)

   /s/_________________________            Director
         Leonard M. Horner



  /s/ _________________________             Director
           Robert G. Lambert

                                                           357\60106\013

                                EXHIBITS


    3.1  (i)    Articles of Incorporation of the Company (incorporated by
                reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

         (ii) By-laws of the Company (incorporated by reference to Exhibit No. 3.1(ii) to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1996).

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

         10.3(i)Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of July 9, 1993 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce, NationsBank of Texas, N.A. and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit No.
                10.3 PHI's Report on Form 10-K dated April 30, 1993).

           (ii) First Amendment to Amended and Restated Loan Agreement, dated as of October 31,1993 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

          (iii) Second Amendment to Amended and Restated Loan Agreement, dated as of April 15, 1994 (incorporated by reference to Exhibit No. 10.5 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

           (iv) Third Amendment to Amended and Restated Loan Agreement, dated as of July 31, 1994 (incorporated by reference to Exhibit No. 10.6 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

            (v) Fourth Amendment and Limited Waiver to Amended and
                Restated Loan Agreement, dated as of October 25, 1994 (incorporated by reference to Exhibit No. 10.7 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

           (vi) Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 31, 1994 (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-Q for the quarterly period ended January 31, 1995).

          (vii) Sixth Amendment to Amended and Restated Loan Agreement, dated as of February 27, 1995.

         (viii) Seventh Amendment to Amended and Restated Loan
                Agreement, dated as of October 31, 1995.

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

  10.12 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995.

  10.13 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees.

  21 Subsidiaries of the Registrant (incorporated by reference to Exhibit No. 21 to PHI's Report on Form 10-K dated April 30, 1993).

  23.1          Consent of KPMG Peat Marwick LLP

 Consent of Independent Auditors





  The Board of Directors
  Petroleum Helicopters, Inc.:

  We consent to incorporation by reference in registration statements No. 33-51617 on Form S-8 and No. 333-02025 on Form S-8 of Petroleum Helicopters, Inc. of our report dated June 12, 1996, relating to the consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1996, and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1996, which report appears in the April 30, 1996 annual report on Form 10-K of Petroleum Helicopters, Inc.



                                     KPMG PEAT MARWICK LLP

  New Orleans, Louisiana
  July 22, 1996