Form 10-K/A
period 1996-04-30
PETROLEUM HELICOPTERS INC
filed 1996-07-29
CIK 350403

=====================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-K/A
(Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended April 30, 1996
                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From .......... to ..........
                        Commission File No. 0-9827

                        PETROLEUM HELICOPTERS, INC.
          (Exact name of registrant as specified in its charter)

             Louisiana                            72-0395707
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)             Identification No.)

  2121 Airline Highway Suite 400                    70001-5979
  P.O. Box 578, Metairie, Louisiana                 (Zip Code)
 (Address of principal executive offices)

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

    Voting Common Stock ....2,799,761 shares outstanding as of July 19, 1996.
    Non-Voting Common Stock .2,276,093 shares outstanding as of July 19, 1996.

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


                                               KPMG PEAT MARWICK LLP

                                               /s/ KPMG PEAT MARWICK LLP
  New Orleans, Louisiana
  June 12, 1996

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


  A summary of the Plans' activities for the years ended April 30, 1996, 1995, and 1994 is as follows:

(CAPTION>
                                            1992 Plan     Other         1995 Plan
                                             Options      Options        Options
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

   27.1   Financial Data Schedule

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


     Signature                        Title              Date


 /s/ Carroll W. Suggs        Chairman of the Board,      July 26, 1996
     Carroll W. Suggs        Chief Executive Officer
                             and Director (Principal
                               Executive Officer)


 /s/ John H. Untereker         Vice President and        July 26, 1996
     John H. Untereker       Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)

 /s/  Leonard M. Horner             Director             July 26, 1996
      Leonard M. Horner



/s/  Robert G. Lambert              Director             July 26, 1996
     Robert G. Lambert
                                                                357\60106\013

                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PETROLEUM HELICOPTERS, INC.


 Date:     July 29, 1996        /s/  John H. Untereker
                                John H. Untereker
                                Vice President and Chief Financial
                                Officer

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

  27.1          Financial Data Schedule