Form 10-Q
period 1996-07-31
PETROLEUM HELICOPTERS INC
filed 1996-09-09
CIK 350403

United States
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  July 31, 1996

                             OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
             For the transition period from_____ to_____

                Commission file number 0-9827

                 PETROLEUM HELICOPTERS, INC.
   (Exact name of registrant as specified in its charter)

              Louisiana                      72-0395707
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)

 2121 Airline Highway, Suite 400
           P. O. Box 578
       Metairie, Louisiana                      70001-5979
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (504)828-3323

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES X  NO ___

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class             Outstanding at September  3, 1996

    Voting Common Stock                 2,799,761
  Non-Voting Common Stock               2,276,093

                  PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

          PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

In  thousands (Current period unaudited)   July  31,       April 30,
                                             1996            1996   (1)
                                           __________     ________
ASSETS
Current assets:
 Cash and cash equivalents                 $     2,384    $ 1,899
 Accounts receivable - net
   of allowance                                 33,687     28,725
 Refundable income taxes                           -          737
 Inventory                                      27,098     25,947
 Prepaid expenses                                1,043      1,159
 Notes  receivable  - investee  companies          837      1,166
                                               -------    -------
   Total current assets                         65,049     59,633
                                               -------    -------
Notes receivable                                   358        358
Investments                                      5,601      4,890
Property and equipment:
 Cost                                          224,313    212,801
 Less accumulated depreciation                (118,477)  (116,469)
                                               -------    -------
                                               105,836     96,332
                                               -------    -------
Other                                              104        102
                                               -------    -------
                                            $  176,948  $ 161,315
                                               =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                          $ 17,857    $ 19,467
 Accrued vacation pay                           4,694       4,813
 Income taxes payable                             744         -
 Current portion of long-term debt              8,824       8,810
                                              -------     -------
   Total current liabilities                   32,119      33,090
                                              -------     -------
Long-term debt                                 42,986      28,522
Deferred income taxes                          14,966      14,966
Other long-term liabilities                     3,430       3,336

Shareholders' equity:
 Voting common stock                              280         280
 Non-voting common stock                          227         227
 Additional paid-in capital                    10,220      10,220
 Retained earnings                             72,720      70,674
                                              -------     -------
                                               83,447      81,401
                                              -------     -------
                                            $ 176,948   $ 161,315
                                              =======     =======

(1)The balance sheet at April 30, 1996 is condensed from the
audited financial statements at that date.    See notes to
condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


In  thousands, except per        Three months Ended July 31,
share amounts                          1996          1995
(unaudited)                            ----          ----


REVENUES:
  Operating revenues                  $50,240      $46,379
  Gain on equipment
   disposals                                4          331
  Equity in net earnings
   of investee companies                   29           -
                                      -------      -------

                                       50,273       46,710
                                      -------      -------
EXPENSES:
  Direct expenses                      42,403       41,072
  Selling, general and
   administrative expenses              3,142        2,457
  Interest expense                        867          777
                                      -------      -------
                                       46,412       44,306
Earnings before income                -------      -------
     taxes                              3,861        2,404

Income taxes                            1,583        1,013
                                      -------      -------
Net earnings                         $  2,278      $ 1,391
                                      =======      =======
Net earnings per share               $   0.45      $  0.27
                                      =======      =======
Weighted average common
  shares  outstanding                   5,076        5,065
                                      =======      =======
Dividends declared per common
   share                             $   0.05      $  0.02
                                      =======      =======

See notes to condensed consolidated financial statements.

            PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
(unaudited)                        Three Months Ended July 31,
                                      1996             1995
                                      ----             ----
OPERATING ACTIVITIES:
 Net Earnings                       $  2,278     $    1,391
 Depreciation                          2,265          1,963
 Gain on equipment disposals              (4)          (331)
 Equity in net earnings
  of investee companies                  (29)            -
 Changes in operating assets
 and liabilities                      (5,179)         2,035
                                      -------        -------

 Net cash provided (used) by operating
  activities                            (669)         5,058

INVESTING ACTIVITIES:
 Investments                            (657)        (3,967)
 Purchases of property and
   equipment                         (12,425)        (4,436)
 Proceeds from equipment disposals        12            359
 Other                                   -               -
                                      -------        -------
 Net cash used by
   investing activities              (13,070)        (8,044)
                                      -------        -------
FINANCING ACTIVITIES:
 Proceeds from long-term debt         16,675          7,000
 Payments on long-term debt           (2,197)        (4,183)
 Dividends paid                         (254)          (101)
                                      -------        -------
 Net cash provided by
   financing activities               14,224          2,716
                                     -------         -------
 Increase (decrease) in cash
   and cash equivalents                  485           (270)

 Cash and cash equivalents
   at beginning of period              1,899          2,506
                                      -------        -------
 Cash and cash equivalents
   at end of period               $    2,384       $  2,236
                                      =======        =======

See notes to condensed consolidated financial statements.
        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS ENDED JULY 31, 1996 AND 1995

                         (UNAUDITED)


A. These financial statements, except for the April 30, 1996 condensed consolidated balance sheet, have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1996 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

B. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented.

C. The Company's financial results, particularly as it relates to its domestic oil and gas operations, areinfluenced by seasonal fluctuations.  During the winter,there  are more days of adverse weather conditions and fewerhours of daylight than the other months of the year.Consequently, flight hours are generally lower during the  Company's  third fiscal
quarter than at other  times  of  the year.   This  produces a
seasonal aspect to the Company's business and typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

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

RESULTS OF OPERATIONS

     The following is a comparison of the first quarter of the fiscal year ending April 30, 1997 with the comparable period of the prior fiscal year.

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

     The   following  table  summarizes  and   compares   the
Company's  revenues  by  certain  market  segments  for   the
quarters ended July 31, 1996 and 1995:

(Thousands  of dollars, except     Revenues for  the  Quarter
Ended July 31,
  percentages and flight hours)
                                                 Incr (Decr)
                                                 ----  ----
                           1996       1995        $      %
                           ----       ----        --     --
Domestic Oil and Gas     $35,028    $32,092   $ 2,936     9

Aeromedical Services       7,634      6,300     1,334    21

International, Technical   7,578      7,987      (409)  (5)
  Services, and Other     ------     ------    ------   ---

Total Operating Revenues $50,240    $46,379   $ 3,861     8
                          ======     ======    ======   ===
Total Flight Hours        62,876     55,514     7,362    13
                          ======     ======    ======   ===


Domestic Oil and Gas

     Domestic Oil and Gas revenues for the quarter ended July 31, 1996 increased 9% to $ 35 million from $ 32 million, resulting in the best comparable quarterly revenues since the quarter ended July 31, 1993. The Company primarily attributes the increase to better economic conditions in the Gulf of Mexico. The Company's current domestic market share remained steady at 51%. Flight hours increased 10% to 47,033 hours from 42,711 hours, as compared to the quarter ended July 31, 1995.

Aeromedical Services

     Aeromedical revenues increased to $ 7.6 million, or 21%, from $ 6.3 million. This increase is due primarily to the addition of two new programs and the utilization of five additional aircraft bringing the total Aeromedical contracts and aircraft to 14 and 37 respectively. EMS flight hours increased 25% to 3,952 hours.

International, Technical Services, and Other

      International Oil & Gas revenues increased 12% to $ 4.8 million due primarily to increased flight hours and the addition of one new contract. Flight hours rose 1,360 to 6,699 hours.

     Technical Services revenues decreased $ 0.9 million to $
1.8 million.

Direct Expenses

      Direct  expenses increased $ 1.3 million, or 3%,  to  $
42.4 million primarily as a result of increased activity levels. Direct expenses as a percentage of operating revenues declined substantially which improved the Company's operating margin to 16% from 11% in the prior year's comparable quarter.

      Human  Resources costs increased $ 0.6 million, or  4%.
This increase is due primarily to the hiring of additional personnel which were needed due to increased flight activity.

     Helicopter expenses increased $ 0.3 million, or 2%, to $19 million. This increase, in percentage terms, was substantially less than the revenue increase resulting in the improved margin noted above. Fuel expense and aircraft depreciation increased
$ 0.5 million and $ 0.2 million, respectively, due to increased flight activity and the purchase of twelve additional aircraft. Other costs remained essentially constant as the Company's resource utilization programs achieved favorable results. In addition, insurance expense was reduced $ 0.3 million due primarily to a change in the manner in which hull losses are estimated.

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses increased $ 0.7 million to $ 3.1 million. This increase was primarily a result of consultant fees related to information system upgrades.

LIQUIDITY AND CAPITAL RESOURCES

      The following is a comparison of the first quarter of the fiscal year ending April 30, 1997 with the period ending
April 30, 1996.

      The  Company's cash position as of July 31, 1996 was
$ 2.4 million compared to $ 1.9 million at April 30, 1996, the Company's fiscal year end. Working capital increased $ 6.4 million from $ 26.5 million at fiscal year end to $ 32.9
million.   The increase was primarily related to an  increase
in accounts receivable and inventory of $ 5 million and
$  1.2  million,  respectively, and a  decrease  in  accounts
payable  and  accrued expenses of $ 1.6  million.   This  was
partially offset by the combined changes in refundable income taxes and taxes payable of $ 1.5 million.

      Total long-term debt increased $ 14.5 million to $ 51.8 million as a result of the investing activities described below. The Company's current debt obligation for fiscal 1997
totals   $ 8.8   million,  payable in equal quarterly
installments, which the Company intends to pay with cash flow from operations. At July 31, 1996, the Company had $ 8.4 million and $ 1.9 million of credit capacity available under its term and revolving credit facilities, respectively. The Company is in compliance with the provisions of its loan agreement.

      Cash used by operating activities was $ 0.7 million for the quarter due primarily to the working capital increase noted above. Investing activities primarily included the purchase and completion of twelve aircraft. Investing activities were primarily funded through increased borrowings under the Company's credit facility. The Company also paid a dividend of $ 0.05 per share during the first quarter of fiscal 1997.

      The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations, and to date the Company has identified known or suspected fuel contamination at eight of its bases. Although the full extent of contamination has not been determined, based on this preliminary information, a provision of $ 1.7 million was made for remediation costs through the fiscal year ended April 30, 1996 and an additional $ 0.4 million provision was made in the first quarter of 1997. The Company will make additional provisions to the extent necessary as reliable estimates of these costs become available.

     On August 13, 1996 the Company and its principal lending group ratified a loan agreement that amended and restated its
original  loan  agreement dated January 31,  1986.   The  new
agreement increases the Company's credit capacity to $ 65 million from $ 55 million. In addition, the new agreement lowers the Company's effective interest rate on its outstanding debt under this facility.



RESULTS AT A GLANCE (Unaudited)

  The   following  table  provides  a  summary  of   critical
operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                   Three Months Ended July 31,
Operations                                  1996        1995
                                            ----        ----
     Operating  revenues             $    50,240    $ 46,379
     Net earnings                          2,278       1,391
     Net earnings per share                  .45         .27
     Annualized return on
       shareholders' equity                   11%        7.3%
     Total flight hours - operated        62,876      55,514

Financial Summary               July 31, 1996  April 30, 1996
                                -------------  --------------
     Net working capital                 $32,930    $ 26,543
     Net book value of
       property and equipment            105,836      96,332
     Long-term     debt                   42,986      28,522

General Statistics

     Helicopters Operated                    271         266
     Employees                             1,729       1,677


                 Part II - OTHER INFORMATION


Item  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1    (i) Articles of Incorporation of the Company
          (incorporated by reference to Exhibit No. 3.1
          (i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

      (ii)By-laws of the Company.

27     Financial Data Schedule.

(b)    Reports on Form 8-K

       No reports were filed on Form 8-K for the quarter ending
       July 31, 1996.








                          SIGNATURES


     Pursuant  to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Petroleum  Helicopters, Inc.


September 5, 1996                   By: /s/ Carroll W. Suggs
                                        ---------------------
                                        Carroll W. Suggs
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer
                                        (duly authorized officer)


September 5, 1996                   By: /s/ John H. Untereker
                                        ---------------------
                                        John  H. Untereker
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial
                                         officer)