Form 10-Q
period 1996-10-31
PETROLEUM HELICOPTERS INC
filed 1996-12-04
CIK 350403

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended:  October 31, 1996

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at  November 29, 1996

        Voting Common Stock                  2,799,761
         Non-Voting Common Stock             2,278,093












	PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

	PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                                October 31,       April 30,
(Current period unaudited)                     1996           1996  (1)
                                        -----------------   --------------

ASSETS
Current assets:
Cash and cash equivalents                $       3,009   $       1,899
Accounts receivable - net of allowance          35,829          28,725
Refundable income taxes                             -              737
Inventory                                       29,737          25,947
Prepaid  expenses                                1,444           1,159
Notes receivable - investee companies              585           1,166
                                                -------        --------
Total current assets                            70,604          59,633
                                                -------        --------
Notes receivable                                   358             358
Investments                                      5,753           4,890
Property and equipment:
Cost                                           238,335         212,801
Less accumulated depreciation                 (120,928)       (116,469)
                                              --------        --------
                                               117,407          96,332
                                              --------        --------
Other                                              215             102
                                              --------        --------
                                          $    194,337    $    161,315
                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses    $      20,643    $     19,467
Accrued vacation pay                             4,796           4,813
Income taxes payable                               703             -
Current portion of long-term debt                8,839           8,810
                                               --------       --------
         Total current liabilities              34,981          33,090
                                               --------       --------
Long-term debt                                  55,034          28,522
Deferred income taxes                           14,966          14,966
Other long-term liabilities                      3,698           3,336

Shareholders' equity:
Voting common stock                                280             280
Non-voting common stock                            228             227
Additional paid-in capital                      10,402          10,220
Retained earnings                               74,748          70,674
                                              --------         --------
                                                85,658          81,401
                                              --------         --------
                                         $     194,337       $ 161,315
                                              ========         ========

(1)The balance sheet at April 30, 1996 is condensed from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.

             PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                 Three Months            Six Months
In thousands, except per	Ended October 31,	Ended October 31,
share amounts                      1996       1995        1996        1995
(unaudited)                        ----       ----        ----        ----

REVENUES:
Operating revenues              $  55,161  $  47,901  $   105,401 $   94,280
Gain on equipment
disposals                              46        417           50        748

Equity in net earnings                171        100          200        100
                                  -------    -------      -------    -------
                                   55,378     48,418      105,651     95,128
                                  -------    -------      -------    -------

EXPENSES:
Direct expenses                    47,086     41,495       89,489     82,567
Selling, general and
administrative expenses             3,425      2,907        6,567      5,364
Interest expense                    1,152        758        2,019      1,535
                                  -------    -------      -------     -------

                                   51,663     45,160       98,075     89,466
                                  -------    -------      -------     -------

Earnings before income taxes       3,715       3,258        7,576      5,662

Income taxes                       1,430       1,324        3,013      2,337
                                 -------     -------      -------    -------

Net earnings                  $    2,285   $   1,934   $    4,563   $  3,325
                                 =======     =======      =======    =======

Net earnings per share        $     0.45   $    0.39   $     0.90   $   0.66
                                 =======     =======      =======    =======

Weighted average common
shares outstanding                 5,076       5,065        5,076      5,065
                                 =======     =======      =======    =======

Dividends declared per common
share                         $     0.05   $    0.05   $     0.10   $   0.07
                                 =======     =======      =======    =======


See accompanying notes to condensed consolidated financial statements.


	PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                            Six Months Ended October 31,
(unaudited)                                1996            1995
                                           ----            ----

OPERATING ACTIVITIES:
Net earnings                         $     4,563     $    3,325
Depreciation                               4,717          4,026
Gain on equipment disposals                  (50)          (748)
Equity in net earnings
of investee companies                       (200)          (100)
Changes in operating assets
and liabilities                           (7,239)         3,725
Other                                        108            118
                                          -------        -------

Net cash provided by operating
activities                                 1,899         10,346
                                          -------        -------

INVESTING ACTIVITIES:
Investments                                 (657)        (3,003)
Purchases of property and equipment      (26,445)        (7,142)
Proceeds from asset dispositions             280          1,413
                                          -------        -------

Net cash used in investing activities    (26,822)        (8,732)
                                          -------        -------

FINANCING ACTIVITIES:
Proceeds from long-term debt              30,925          7,000
Payments on long-term debt                (4,384)        (8,406)
Dividends paid                              (508)          (355)
                                          -------        -------

Net cash provided (used) by
financing activities                      26,033         (1,761)
                                          -------        -------

Increase (decrease) in cash
and cash equivalents                       1,110           (147)

Cash and cash equivalents
at beginning of period                     1,899          2,506
                                          -------        -------

Cash and cash equivalents
at end of period                       $   3,009   $      2,359
                                          =======        =======

See accompanying notes to condensed consolidated financial statements.

		PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

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

E.	Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1997.

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

RESULTS OF OPERATIONS

The following is a comparison of the second quarter and the first six months of the fiscal year ending April 30, 1997 with the comparable period of the prior fiscal year.

Second Quarter Fiscal 1997 to Fiscal 1996

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

The following table summarizes and compares the Company's revenues by certain market segments for the quarters ended October 31, 1996 and 1995:

(Thousands of dollars, except  Revenues for the Quarter Ended October 31,
percentages and flight hours)	------------------------------------------
                                                                 Increase
                                 1996          1995               $     %
                                 ----          ----               -    --

Domestic Oil and Gas        $   37,608  $       34,594     $    3,014   9

Aeromedical Services             7,479           6,581            898  14

International and Technical     10,074           6,726          3,348  50
       Services                 ------          ------         ------


Total Operating Revenues    $  55,161   $       47,901     $    7,260  15
                                ======          ======         ====== ===

Total Flight Hours             64,948           56,243          8,705  15
                               ======           ======         ====== ===



Domestic Oil and Gas

   Domestic Oil and Gas revenues increased $3 million, or 9%, to $ 37.6 million for the quarter.The Company attributes this increase to better economic conditions in the Gulf of Mexico. As of October 31, 1996 the Company had thirty more aircraft under contract than last year at October 31, 1995. Domestic flight hours increased 10% to 48,072 hours from 43,724 hours, as compared to the quarter ended October 31, 1995.

Aeromedical Services

   Aeromedical revenues increased to $ 7.5 million, or 14%, from $ 6.6 million. This increase is due primarily to the addition of two new programs and the utilization of five additional aircraft bringing the total
Aeromedical contracts and aircraft to fourteen and thirty-eight, respectively. EMS flight hours increased 12% to 3,739 hours from 3,344 hours.

International and Technical Services

   International Oil and Gas revenues increased $ 2.6 million, or 68%, to $ 6.4 million.International flight hours increased 60% to 7,951 hours from 4,984 hours. The increase in revenue and flight hours is due primarily to the addition of two new contracts which utilize thirteen dedicated aircraft.

   Technical Services and other revenues increased $ 0.8 million from $ 2.9 million to $ 3.7 million.

Direct Expenses

   Direct expenses increased $ 5.6 million, or 13%, to $ 47.1 million primarily as a result of increased activity levels. Direct expenses did not increase proportionately with the increase in revenues which improved the Company's operating margin to 15% compared to 13% in the prior years comparable quarter. Direct expenses that did not show a proportional increase were primarily spare parts usage, depreciation expense, and helicopter rent.

   Human Resources costs, including employee benefit costs, increased $ 2.7 million, or 16%.This increase is due primarily to the hiring of additional personnel which were needed to support higher levels of flight activity.

   Helicopter expenses increased $ 0.9 million, or 5%, to $ 20.4 million. Fuel expense, spare parts usage, and depreciation expense increased $ 0.8 million, $ 0.2 million, and $ 0.2 million, respectively. These increases were primarily the result of increased fuel costs, increased flight activity, and the purchase of additional aircraft, respectively. The average fuel cost per gallon increased by $ 0.18 which accounted for $ 0.5 million of the fuel cost increase. These costs were offset by a decrease in insurance costs and helicopter rent of $ 0.3 million and $ 0.2 million, respectively.

  Other expenses and Technical Services cost of goods sold increased $ 1.1 million and $0.7 million, respectively.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $ 0.5 million to $ 3.4 million for the quarter. This increase was primarily a result of consultant fees related to information system upgrades.


First Six Months Fiscal 1997 to First Six Months Fiscal 1996

The following table summarizes and compares the Company's revenues by certain market segments for the six months ended October 31, 1996 and 1995:

Revenues

(Thousands of dollars, except          Revenues for the Six Months Ended
percentages and flight hours)          October 31,
                                       ----------------------------------

                                                                Increase
                                        1996       1995           $     %
                                        ----       ----           -    --

Domestic Oil and Gas              $   73,110    $ 67,088    $  6,022     9

Aeromedical Services                  15,115      12,884       2,231    17

International and Technical           17,176      14,308       2,868    20
Services
                                     -------     -------      -------

Total Operating Revenues          $  105,401    $ 94,280    $ 11,121    12
                                     =======     =======     =======    ==

Total Flight Hours                   127,824     111,757      16,067    14
                                     =======     =======     =======    ==


Domestic Oil and Gas

   For the first six months Domestic Oil and Gas revenues increased 9%, or $ 6 million, to $ 73 million due primarily to increased activity in the Gulf of Mexico. The Company attributes the increase to better economic conditions in the Gulf of Mexico; a result of rising crude oil and natural gas prices and increased drilling activity. These factors produced a 10% increase in Domestic Oil and Gas flight hours. The company maintained its market share at 52% for the current and prior year period.

Aeromedical Services

  Aeromedical revenues increased to $ 15.1 million, or 17%, from $ 12.9 million. This increase is due primarily to the addition of two new programs and the utilization of five additional aircraft bringing the total Aeromedical contracts and aircraft to fourteen and thirty-eight, respectively. EMS flight hours increased 18% to 7,691 hours from 6,518 hours.


International and Technical Services

   International Oil and Gas revenues increased substantially to $ 11.4 million, or 39%, due primarily to the addition of two new contracts which utilize thirteen aircraft. Flight hours increased 42% to 14,650 hours.

   Technical Services and other revenues decreased slightly to $ 5.8 million from $ 6.1 million, or 5%.

Direct Expenses

   Direct expenses increased $ 6.9 million, or 8%, to $ 89.5 million primarily as a result of increased flight activity. Direct expenses did not increase proportionately with the increase in revenues which improved the Company's operating margin to 15% compared to 12% in the prior years comparable period. Direct expenses that did not show a proportional increase were primarily spare parts usage and helicopter rent.

   Human resources costs increased $ 3.3 million from $ 33.2 million to $ 36.5 million. This increase is due primarily to the hiring of additional personnel which were needed to support higher levels of flight activity.

   Helicopter expenses increased $ 1.2 million, or 3%, to $ 39.5 million from $ 38.3 million. Fuel expense, depreciation expense, and spare parts usage increased $ 1.2 million, $ 0.4 million, and $ 0.1 million, respectively.
Fuel costs increased due to a $ 0.15 average cost per gallon increase and an increase in flight activity. Depreciation expense and spare parts usage increased due to the purchase of additional aircraft and higher maintenance requirements associated with increased flight activity, respectively.
These costs were partially offset by a decrease in insurance expense of $ 0.6 million and a decrease in helicopter rent of $ 0.2 million.

   Other expenses and Technical Services cost of goods sold increased $ 1.9 million and $ 0.2 million, respectively.

Selling, General, and Administrative Expenses

   Selling, general, and administrative expenses increased $ 1.2 million from $ 5.4 million to $ 6.6 million. The increase was primarily a result of consultant fees related to information systems upgrades.

LIQUIDITY AND CAPITAL RESOURCES

   The following is comparison of the first six months of the fiscal year ending April 30, 1997 with the period ending April 30, 1996.

   The Company's cash position as of October 31, 1996 was $ 3 million compared to $ 1.9 million at April 30, 1996, the Company's fiscal year end. Working capital increased $ 9.1 million from $ 26.5 million at fiscal year end to $ 35.6 million. The increase was primarily related to an increase in accounts receivable of $ 7.1 million and an increase in inventory of $ 3.8 million, offset by an increase in accounts payable of $ 1.2 million.

   Total long-term debt increased $ 26.5 million to $ 55 million.  On
August 13, 1996 the Company and its principal lending group ratified a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The new agreement increased the Company's credit capacity to $ 65 million from $ 55 million. In addition, the new agreement lowers the Company's effective interest rate on its outstanding debt under this facility. The annual projected interest expense reduction for the fiscal year ended April 30, 1997, using the total debt outstanding under this facility at October 31, 1996, is $0.1 million. The Company's current debt obligation totals $ 8.8 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations. At
November 29, 1996, the Company had $ 10 million credit capacity available under its revolving credit facility. The Company is in compliance with all provisions of its loan agreement.


   Cash generated from operating activities and financing activities was $ 1.9 million and $ 26 million, respectively. The Company utilized its cash flow from operating activities and financing activities to fund $ 26.8 million in investing activities. Investing activities primarily included the purchase of twenty-two aircraft for $ 17.7 million, and $ 5.2 million in aircraft capital improvements. The Company paid dividends totaling
$ 0.5 million or $ 0.10 per share.

   The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations, and to date the company has identified known or suspected fuel contamination at five of its bases. Although the full extent of contamination has not been determined, based on this preliminary information, a provision of $ 1.7 million was made for remediation costs through the fiscal year ended April 30, 1996 and an additional $ 0.8 million provision was made in the first six months of fiscal 1997. The company will make additional provisions to the extent necessary as reliable estimates of these costs become available.

   In the first quarter of fiscal year 1996, the Company acquired a 49% interest in Irish Helicopters Limited (IHL) based in Dublin Ireland. IHL was recently notified that its principal service contract will not be renewed and will therefore terminate on December 31, 1996. As a result, IHL is reviewing a number of alternatives including the possibility that it will not continue as a going concern. Based on the final determination of IHL's plans, PHI will evaluate and adjust, as necessary its investment which currently aggregates $3.7 million.

RESULTS AT A GLANCE (Unaudited)

The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                        Six Months Ended October 31,
Operations                                1996            1995
                                          ----            ----

Operating revenues                 $    105,401      $   94,280
Net earnings                              4,563           3,325
Net earnings per share                      .90             .66
Annualized return on
shareholders' equity                      10.9%            8.6%
Total flight hours			127,824		111,757

Financial Summary              October 31, 1996        April 30, 1996
                               -----------------       ---------------

Net working capital                $     35,623      $   26,543
Net book value of
property and equipment                  117,407          96,332
Long-term debt                           55,034          28,522

General Statistics

Helicopters Operated                        294             266
Employees                                 1,757           1,677




PART II - OTHER INFORMATION


Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3.1    (i)     Articles of Incorporation of the Company
               (incorporated by reference to Exhibit No. 3.1(i) to PHI's
               Report on Form 10-Q for the quarterly period ended
               October 31, 1994).

       (ii) By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on Form 10-Q for the quarterly period ended July 31, 1996).

10.1 Amended and restated Loan Agreement originally dated as of January 31, 1986 amended and restated in its entirety as of August 13, 1996.

10.2 Form of Restricted Stock Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan, as amended.

10.3 Non-qualified Stock Option Agreement under the amended and Restated Petroleum Helicopters, Inc. 1995 Incentive compensation Plan, as amended between PHI and Carroll W. Suggs.

27             Financial Data Schedule.

(b)            Reports on Form 8-K

               No reports were filed on Form 8-K for the quarter ending October 31, 1996.









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Petroleum Helicopters, Inc.


December 2, 1996                        By:     /s/ Carroll W. Suggs

                                        --------------------
                                        Carroll W. Suggs
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (duly authorized officer)


December 2 , 1996                       By:     /s/ John H. Untereker

                                        --------------------
                                        John H. Untereker
                                        Vice President and
                                        Chief Financial Officer
                                        (principal financial
                                        officer)