Form 10-K/A
period 1996-04-30
PETROLEUM HELICOPTERS INC
filed 1997-03-10
CIK 350403

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-K/A
(Mark One)
X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
            For the fiscal year ended April 30, 1996
                                OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
         For the Transition Period From ______ to ______

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                 Date                                     Amount
           February 5, 1997                            $26,445,237

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Voting Common Stock.........................  2,797,786 shares outstanding as of February 5, 1997.
    Non-Voting Common Stock.....................  2,284,345 shares outstanding as of February 5, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


The undersigned registrant hereby amends Items 10 through 13 of its annual report on Form 10-K for the fiscal year ended on April 30, 1996 as follows:

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

 Information  concerning  Executive  Officers   is   included  as  Item  4.(a)
"Executive officers of the registrant."

 The following table sets forth certain information as of February 28, 1997 with respect to each director. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.


                                                                   Year First
                                                                    Became a
      Name and Age               Principal Occupation               Director
      ------------               --------------------               --------
Carroll W. Suggs, 58.......      Chairman of the Board,               1989
                                 President and Chief Executive
                                 Officer of PHI(1)

Leonard M. Horner, 69......      Private Investments(2)               1992

Robert G. Lambert, 66......      Chairman of the Board of             1994
                                 Directors and Chief Executive
                                 Officer of Aviall, Inc.
                                 (aviation parts distributor
                                 and provider of inventory
                                 information); Consultant(3)

James W. McFarland, 51.....      Dean, A.B. Freeman School of         1996
                                 Business, Tulane University(4)

Bruce N. Whitman. 63.......      Executive Vice President and         1996
                                 Director, FlightSafety
                                 International, Inc. (aviation
                                 training and related services)
_____________________

(1) Mrs. Suggs became Chairman of the Board in March 1990, Chief Executive Officer in July 1992 and President in October 1994. She is also a director of Varco International, Inc., The Louisiana Land & Exploration Company and Whitney Holding Corporation.

(2) From 1974 to 1991, Mr. Horner served in various capacities with Bell Helicopter Textron, Inc. (helicopter manufacturer), including Chairman, President, Executive Vice President, Senior Vice President-Marketing and Programs, and Vice President-Operations. Prior to 1974, he was employed by United Technologies Corp., Sikorsky Aircraft Division (helicopter manufacturer) for 17 years.

(3) Mr. Lambert was named Chairman of the Board of Directors of Aviall, Inc. in December 1993 and its Chief Executive Officer in December 1995. From 1989 through 1992, he served as Senior Executive Vice President - Aviation of Ryder System, Inc.

(4) Dean McFarland is also a director of American Indemnity Financial Corporation, Sizeler Property Investors, Inc. and Stewart Enterprises, Inc.

                             _____________________

 No director, nominee or executive officer of PHI has a family relationship with any other such person. During PHI's fiscal year ended April 30, 1996, the Board held five meetings. Each incumbent director of PHI attended at least 75% of the aggregate number of meetings held during fiscal 1996 of the Board and committees of which he or she was a member.

 The Board has an Audit Committee (the "Audit Committee"), the members of which are Messrs. Horner and Lambert. The Audit Committee, which held two meetings during fiscal 1996, is responsible for making recommendations to the Board concerning the selection and retention of independent auditors, reviewing the results of audits by the independent auditors, discussing audit recommendations with management and reporting the results of its reviews to the Board. The Board also has a Compensation Committee (the "Compensation Committee"), the members of which are also Messrs. Horner and Lambert. The Compensation Committee, which held two meetings during fiscal 1996, is responsible for determining the compensation paid to officers and key employees and administering PHI's 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan and the 1995 Incentive Compensation Plan. The Board does not have a nominating committee.

 Each director receives an annual fee of $10,000 and a fee of $1,000 for each Board or Committee meeting he or she attends.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Exchange Act of 1934 requires PHI's directors, executive officers and principal shareholders to file with the SEC reports of beneficial ownership, and changes in beneficial ownership, of the Common Stock. Mr. Untereker and William P. Sorenson, Vice President - Aeromedical of PHI, each inadvertently filed late one such report. The report of Mr. Untereker reported one transaction, and the report of Mr. Sorenson reported his appointment as Vice President.


Item 11.  Executive Compensation

 Summary of Executive Compensation

 The following table summarizes, for each of the fiscal years ended April 30, 1996, 1995 and 1994, compensation of PHI's Chief Executive Officer and each other executive officer of PHI whose annual compensation was in excess of $100,000 in all capacities in which they served:

                                                        Long-term
                                                       Compensation
                                                          Awards
                                          Annual        ----------
                                       Compensation     Securities
Name and                               ------------     Underlying    All Other
Principal Position           Year    Salary    Bonus(1) Options(2) Compenstion(3)
------------------           ----    ------    -------- ---------- --------------
Carroll W. Suggs             1996   $317,384   $13,327   23,200    $123,042(4)(5)
Chairman of the Board,       1995    317,384     6,058        0      60,090(4)(5)
President and Chief          1994    308,271         0        0      10,023(4)
Executive Officer

Ben Schrick                  1996    197,291     8,851   11,600       5,261
Executive Vice               1995    109,785     4,023        0       3,276
President and Chief          1994    105,762         0    9,000       3,165
Operating Officer

John H. Untereker            1996    199,046     8,580   11,600       5,591
Vice President and           1995    203,607     3,900        0       4,500
Chief Financial              1994    200,978         0    6,000       6,021
Officer

Robert D. Cummiskey, Jr.     1996    106,204     4,409    5,800       5,838
Vice President of            1995    106,538     2,004        0       3,126
Risk Management and          1994    103,393         0    6,000       3,094
Secretary

_____________________

(1) Represents a cash bonus of two weeks and one day of base pay for 1996 and one week of base pay for 1995, pursuant to programs in which all eligible employees of the Company participated.

(2)    For additional information, please refer to the two tables below.

(3) Unless otherwise indicated, reflects amounts paid by PHI on behalf of the named executive officer pursuant to the PHI 401(k) Retirement Plan.

(4)    Includes directors fees of $13,600, $2,400 and $3,000 in 1996, 1995 and
       1994, respectively.

(5) Includes life insurance premiums for the benefit of Mrs. Suggs of $105,000 in 1996 and $53,190 in 1995.

                             _____________________

1996 Stock Option Grants

       The following table contains information concerning the grant of stock options to the named executive officers during the fiscal year ended April 30, 1996.

                                                                                    Potential
                                                                                 Realizable Value
                           No. of      % of Total                                  of Options at
                           Shares       Options                                   Assumed Annual
                         Underlying    Granted to                                  Rate of Stock
                          Options     Employees in   Exercise    Expiration     Price Appreciation
       Name              Granted(1)  Fiscal 1996(2)    Price        Date          For Option Term
     --------            ----------  --------------  ---------   ----------     ------------------
                                                                                   5%        10%
                                                                                ------------------
Carroll W. Suggs           23,200         16.7%        $9.75    May 31, 2005    $142,256  $360,505
Ben Schrick                11,600          8.3%        $8.50    May 31, 2005      62,020   157,143
John H. Untereker          11,600          8.3%        $8.50    May 31, 2005      62,020   157,143
Robert D. Cummiskey, Jr.    5,800          4.2%        $8.50    May 31, 2005      31,010    78,571

_____________________

(1) All options were awarded at the fair market value of the securities underlying the options on the effective date of grant. A portion of these options vested on July 30, 1996 based upon predetermined 1996 financial goals and individual performance standards. Options held by Mrs. Suggs and Messrs. Schrick, Untereker and Cummiskey vested as to 20,480, 10,150, 8,240 and 4,920 shares, respectively. One-half of these vested options became exercisable on July 31, 1996, and the remaining one-half will become exercisable on July 31, 1997.

(2) Percentages listed in this column represent the percentage of all options to acquire PHI Common Stock, both Voting and Non-Voting, granted to all PHI employees during the year ended April 30, 1996. Only Mrs. Suggs was awarded options to acquire Voting Common Stock in fiscal 1996. Messrs. Schrick, Untereker and Cummiskey were awarded 10%, 10% and 5%, respectively, of the options to acquire Non-Voting Common Stock granted to PHI employees in fiscal 1996.
                             _____________________

Option Exercises and Holdings

       The following table contains information with respect to the named executive officers concerning the exercise of options during fiscal 1996 and unexercised options held as of April 30, 1996.

                                                                                    Value of Unexercised
                         Shares                      Number of Unexercised        in-the-Money Options at
                        Acquired       Value       Options at April 30, 1996          April 30, 1996(1)
  Name                 on Exercise    Realized     --------------------------        ------------------
  ----                 -----------    --------     Exercisable  Unexercisable    Exercisable  Unexercisable
                                                   -----------  -------------    -----------  -------------
Carroll W. Suggs               0             0            0         23,200(2)(3)        0       $105,792
Ben Schrick                    0             0        6,000(4)      14,600(3)(4)        0         66,700
John H. Untereker         10,000(5)    $40,000            0          5,000(2)           0         21,550
                               0             0            0         11,600(3)(4)        0         66,700
Robert D. Cummiskey, Jr.       0             0        4,000(4)       7,800(3)(4)        0         33,350

_____________________

(1) Reflects the difference between the average of the bid and asked prices of the Common Stock on April 30, 1996 and the respective exercise prices of the options.

(2)   Options to acquire Voting Common Stock.

(3) Options held by Mrs. Suggs and Messrs. Schrick, Untereker and Cummiskey vested as to 20,480, 10,150, 8,240 and 4,920 shares, respectively, on July 31, 1996 based upon certain 1996 financial goals and individual performance standards.

(4)   Options to acquire Non-Voting Common Stock.

(5)   Voting Common Stock
                            _____________________

Supplemental Executive Retirement Plan

      PHI maintains a supplemental executive retirement plan ("SERP") to supplement the retirement benefits otherwise available to PHI's officers and certain key employees pursuant to the PHI 401(k) Retirement Plan. The SERP provides an annual benefit, generally equivalent to 35% of each such participant's salary at the date of adoption in 1994 up to $200,000 of salary plus 50% of such salary in excess of $200,000, for a period of 15 years following retirement at age 65 or older. Similar benefits are also provided upon death or disability of the participant. The estimated annual benefits payable upon retirement at normal retirement age for Mrs. Suggs and Messrs. Schrick, Untereker and Cummiskey are $123,500, $36,000, $67,400, and $34,400, respectively.

Employment Agreement

      Mr. Untereker and PHI entered into an agreement in July 1992 pursuant to which PHI agreed to pay Mr. Untereker an amount equal to his base salary for six months and certain relocation expenses in the event of the termination of his employment. PHI also agreed to pay Mr. Untereker an amount equal to his annual cash compensation for the most recent fiscal year in the event of termination due to a change in control of PHI during the first five years of his employment.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee is  composed of Leonard M. Horner and  Robert
G.  Lambert.   Neither  member  of the Compensation Committee has ever been an officer or employee of PHI or any of its subsidiaries.

      During fiscal 1996, PHI paid Aviall, Inc. ("Aviall") approximately $2.4 million for parts and component repair services. Mr. Lambert, a member of the Compensation Committee and director of PHI since 1994, has been the Chairman of the Board of Directors of Aviall since December 1993 and its Chief Executive Officer since December 1995.

The Compensation Committee's Report on Executive Compensation

      General. The functions of the Compensation Committee are to determine compensation paid to officers and key employees and to administer the 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan and the 1995 Incentive Compensation Plan. The Compensation Committee is composed entirely of Board members who are not employees of PHI. The Compensation Committee retained an outside consultant in fiscal 1993 to assist it in obtaining relevant information on pay practices at comparable organizations, and in fiscal 1993 and 1996 to assist in developing compensation programs that are consistent with the Compensation Committee's compensation philosophy and objectives.

      The Compensation Committee's overall policy regarding executive compensation is to ensure PHI's compensation programs will provide competitive salary levels and short-term and long-term incentives in order to attract and retain individuals of high quality and ability, promote individual recognition for favorable performance by PHI and support the short and long range business objectives and strategies of PHI.

      Under the Omnibus Budget Reconciliation Act ("OBRA"), which was enacted in 1993, publicly held companies may be prohibited from deducting as an expense for federal income tax purposes total compensation in excess of $1 million paid to certain executive officers in a single year. However, OBRA provides an exception for "performance based" compensation, including stock options such as those granted to PHI executive officers and other key employees in May 1995. The Compensation Committee expects to keep "non-performance based" compensation within the $1 million limit so that all executive compensation will be fully deductible.

      The   Company's   executive   compensation  consists  of  two  principal
components:  salary and stock based compensation.

      Salary. In fiscal 1993, an outside consultant was retained primarily to develop a range of salaries consistent with salaries paid for similar positions at comparable publicly-held companies. For these purposes, a sample of companies was selected from the oilfield services industry based on total revenues and number of employees. Salaries paid by certain companies that are included in the Oil and Gas Field Services Index in the graph set forth under the heading "Performance Graph" were among those considered. Because certain of these companies had either revenues or total employees substantially exceeding those of PHI, salaries of PHI executives were set at the lower end of the ranges.

      In fiscal 1996, compensation decisions were made by the Chief Executive Officer and the Compensation Committee, except in the case of the Chief Executive Officer, whose performance was evaluated, and salary established, by the Compensation Committee. Short-term performance incentives were provided pursuant to PHI's Target Incentive Plan, which provides cash bonuses to all eligible employees, including executive officers, to the extent that predesignated pretax earnings goals are achieved. A bonus of two weeks and one day of base salary was paid to each eligible employee of PHI, including the executive officers, following fiscal 1996, based upon the achievement of these goals during fiscal 1996.

      With limited exception base salaries were held essentially constant in fiscal 1996. Mr. Schrick's 1996 salary increase reflects the additional responsibilities assumed by Mr. Schrick as Chief Operating Officer and the results of the survey of the salary levels of Chief Operating Officers of comparable publicly-held companies described above.

      Stock Option Grants. In fiscal 1996 performance based stock options were granted to provide an additional short-term incentive, to promote a longer term perspective and commitment by executives, and to maximize shareholder value by linking the financial interests of management and shareholders. The number of options granted to each executive officer was based upon the officer's salary level and responsibilities. These options vested on July 30, 1996 based 20% upon fiscal 1996 individual performance and 80% upon the extent to which designated company-wide, and in certain cases, business unit, operating income goals for fiscal 1996 were met.

      Compensation of the Chief Executive Officer. Mrs. Suggs' fiscal 1996 salary did not increase. Her bonus for 1996 under the PHI Target Incentive Plan was equal to two weeks and one day of base salary, which was the same bonus awarded to all eligible employees, based upon the achievement of designated goals tied to fiscal 1996 pretax earnings. In fiscal 1996, Mrs. Suggs was awarded options to acquire up to 23,200 shares of Voting Common Stock, which vested in July 1996 with respect to 16,480 shares based upon designated fiscal 1996 operating income goals and with respect to 4,000 shares based on her individual performance during fiscal 1996.

      The Compensation Committee believes that the compensation of the chief executive officer and other executive officers is competitive with or below the comparable companies described more fully above, but is consistent with the Compensation Committee's policy of providing an appropriate balance between short and long range individual and corporate performance.

      By the Members of the Compensation Committee.

                         Leonard M. Horner,         Robert G. Lambert
                         Chairman



Performance Graph

      The following graph compares the cumulative total shareholder return on the Voting Common Stock for the last five years with the cumulative total return on the Russell 2000 Index and the Oil and Gas Field Services Index, assuming the investment of $100 on May 1, 1990, at closing prices on April 30, 1990, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with smaller market capitalizations and is published daily in the Wall Street Journal. The Oil and Gas Field Services Index consists of 41 publicly-held companies in the oil field service industry and is published by Media General Financial Services, Inc.




                             [insert graph here]




                              Cumulative Total Return as of April 30:
                      -----------------------------------------------------
Index                 1991(1)    1992     1993     1994      1995      1996
-----                 ----       ----     ----     ----      ----      ----
PHI                    100.0     63.5     83.0     56.9      50.2      77.7
Russell 2000           100.0    115.0    130.5    148.0     156.0     204.1
Oil and Gas Field
  Services Index       100.0     94.5    109.2     96.7     111.8     167.6
_____________________

(1) Management believes that an unsolicited tender offer for the Voting Common Stock and the acquisition by PHI of an aggregate of 633,490 shares of Voting Common Stock at a price of $28.05 per share, both of which occurred in fiscal 1991 and were unrelated to PHI's operating performance, significantly affected the price of Voting Common Stock as of April 30, 1991.

                            _____________________


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning the beneficial ownership of each class of outstanding PHI equity securities as of February 5, 1997 by (a) each director of PHI, (b) each executive officer identified under Item 11. "Executive Compensation" and the heading "Summary of Executive Compensation," and (c) all directors and executive officers of PHI as a group, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated, the equity securities shown are held with sole voting and investment power.

                            Class of PHI    Number of       Percent
     Beneficial Owner       Common Stock      Shares       of Class(1)
     ----------------       ------------    ---------      -----------
Directors and Nominees
----------------------
Carroll W. Suggs                  Voting    1,434,020(2)      51.3%
                              Non-Voting           --            -
Leonard M. Horner                 Voting          500            *
                              Non-Voting          100            *
Robert G. Lambert                 Voting        1,000            *
                              Non-Voting           28            *
James W. McFarland                Voting          100            *
                              Non-Voting           73            *
Bruce N. Whitman                  Voting        1,000            *
                              Non-Voting           --            -
Named Executive Officers(3)
---------------------------
Ben Schrick                       Voting          560            *
                              Non-Voting       14,125(4)         *
John H. Untereker                 Voting        5,000(4)         *
                              Non-Voting        4,159(4)         *
Robert D. Cummiskey, Jr.          Voting           --            -
                              Non-Voting        8,663(4)         *
All Directors and Executive
Officers as a Group
---------------------------
(14 persons)                      Voting    1,441,620(5)       51.5%
                              Non-Voting       73,556(6)        3.3%

      _____________________

      *     Less than one percent.

      (1) Shares subject to options currently exercisable are deemed to be outstanding for purposes of computing the percent of class owned by such person and by all directors and executive officers as a group.

      (2) Mrs. Suggs shares voting and investment power over 290,681 of these shares, of which 240,096 shares are held by her as trustee and income beneficiary of trusts for her three children and 50,585 shares are owned by her three children. Includes 10,240 shares that she has the right to acquire pursuant to currently exercisable stock options. See Item 11. "Executive Compensation" and the heading "Option Exercises and Holdings."

      (3) Information regarding Mrs. Suggs appears in this table under the caption "Directors and Nominees."

      (4) Includes the following shares that the named individual has the right to acquire pursuant to currently exercisable stock options:
            Voting Common Stock - Mr. Untereker, 5,000; Non-Voting Common Stock - Mr. Schrick, 14,075, Mr. Untereker, 4,120, and Mr. Cummiskey, 8,460.

      (5) Includes an aggregate of 15,240 shares which executive officers have the right to acquire pursuant to currently exercisable stock options.

      (6) Includes an aggregate of 72,809 shares which executive officers have the right to acquire pursuant to currently exercisable stock options.

                            _____________________


      The following person was, to PHI's knowledge, the only beneficial owner of more than 5% of either class of the outstanding Common Stock, determined in accordance with Rule 13d-3 of the SEC, other than Carroll W. Suggs, 2121 Airline Highway, Suite 400, Metairie, Louisiana 70001, whose beneficial ownership of the Common Stock is set forth under the foregoing table. Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting and investment power.


                                   Class of PHI    Number of     Percent of
         Beneficial Owner          Common Stock     Shares        Class(4)
         ----------------          ------------     ------        --------
David L. Babson & Co., Inc.           Voting       250,800(1)        8.96%
One Memorial Drive                  Non-Voting     280,100(2)       12.26%
Cambridge, Massachusetts
02142-1300

FMR Corp.                             Voting       204,300(3)        7.30%
82 Devonshire Street
Boston, Massachusetts  02109
_____________________

(1) Includes 89,800 shares beneficially owned with shared power to vote. Based solely on information furnished by David L. Babson & Co., Inc. and contained in a Schedule 13G as of February 7, 1997.

(2) Includes 72,500 shares beneficially owned with shared power to vote. Based solely on information furnished by David L. Babson & Co., Inc. and contained in a Schedule 13G as of February 15, 1996.

(3)   Based solely on information furnished by FMR Corp. and contained in a
      Schedule 13G as of February 13, 1997.

(4)   Based on the number of shares outstanding as of February 5, 1997.

                            _____________________


Item 13.  Certain Relationships and Related Transactions

      Aviall routinely provides aviation parts and component repair services to PHI and in fiscal 1996 was paid approximately $2.4 million for these parts and services by PHI. Robert G. Lambert, a director since 1994, is the Chairman of the Board of Directors and Chief Executive Officer of Aviall.

      FlightSafety International, Inc. ("FlightSafety") provides aviation training to PHI and in fiscal 1996 was paid approximately $105,000 for these services by PHI. Bruce N. Whitman, a director since August 1996, is Executive Vice President and a Director of FlightSafety.

      During fiscal 1996, PHI paid approximately $84,000 for consulting services to James W. McFarland, a director since July 1996.


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PETROLEUM HELICOPTERS, INC.



DATE:  March 7, 1997                      By:    /s/John H. Untereker
                                              ---------------------------
                                                   John H. Untereker
                                                 Vice President, Chief
                                             Financial Officer and Director