Form 10-Q
period 1997-01-31
PETROLEUM HELICOPTERS INC
filed 1997-03-11
CIK 350403

==================================================================
                        United States
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended:  January 31, 1997

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

                Commission file number 0-9827

                 PETROLEUM HELICOPTERS, INC.
   (Exact name of registrant as specified in its charter)

               Louisiana                   72-0395707
 (State  of  other jurisdiction of      (I.R.S. Employer
  incorporation or organization)        Identification No.)

  2121 Airline Highway, Suite 400
          P. O. Box 578
     Metairie, Louisiana                     70001-5979
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

                       YES X  No
                           --    ---

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the  number of shares outstanding of  each  of  the
Issuer's   classes  of  common  stock,  as  of   the   latest
practicable date.

         Class                    Outstanding at March 3, 1997
         -----                    ----------------------------

     Voting Common Stock                    2,797,786
   Non-Voting Common Stock                  2,293,545

===================================================================


               PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                            January 31,          April 30,
(Current period unaudited)                1997               1996  (1)
                                        __________           __________

ASSETS
Current assets:
  Cash and cash equivalents              $   2,152             $  1,899
  Accounts receivable - net of allowance    34,877               28,725
  Refundable income taxes                      -                    737
  Inventory                                 30,263               25,947
  Prepaid expenses                           1,531                1,159
  Notes receivable - investee companies      1,169                1,166
                                           -------              -------
     Total current assets                   69,992               59,633
                                           -------              -------
Notes receivable                                22                  358
Investments                                  5,345                4,890
Property and equipment:
  Cost                                     241,498              212,801
  Less accumulated depreciation           (123,340)            (116,469)
                                           -------              -------
                                           118,158               96,332
                                           -------              -------
Other                                          229                  102
                                           -------              -------
                                         $ 193,746            $ 161,315
                                           =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses  $  17,966            $  19,467
  Accrued vacation pay                       4,707                4,813
  Income taxes payable                       1,782                  -
  Current portion of long-term debt          8,853                8,810
                                           -------              -------
     Total current liabilities              33,308               33,090
                                           -------              -------
Long-term debt                              55,317               28,522
Deferred income taxes                       14,666               14,966
Other long-term liabilities                  3,636                3,336

Shareholders' equity:
  Voting common stock                          280                  280
  Non-voting common stock                      228                  227
  Additional paid-in capital                10,528               10,220
  Retained earnings                         75,783               70,674
                                           -------              -------
                                            86,819               81,401
                                           -------              -------
                                         $ 193,746            $ 161,315
                                           =======              =======

(1) The balance sheet at April 30, 1996 is condensed from the audited financial statements at that date. See accompanying notes to condensed consolidated financial statements.


              PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

In thousands, except per          Three Months Ended        Nine Months Ended
                                     January 31,               January 31,
share amounts                      1997       1996           1997      1996
(unaudited)                        ----       ----           ----      ----

REVENUES:
  Operating revenues            $ 53,269     $45,444      $158,670  $ 139,724
  Gain on equipment
     disposals                        43          43            93        791
  Equity in net earnings (loss)
  of investee companies             (744)        225          (544)       325
                                  ------      ------       -------    -------

                                  52,568      45,712       158,219    140,840

EXPENSES:
  Direct expenses                 46,032      39,800       135,521    122,367
  Selling, general and
     administrative expenses       3,102       3,038         9,669      8,402
  Interest expense                 1,181         777         3,200      2,312
                                  ------      ------       -------    -------

                                  50,315      43,615       148,390    133,081
                                  ------      ------       -------    -------

Earnings before income taxes       2,253       2,097         9,829      7,759

Income taxes                         939         758         3,952      3,095
                                  ------      ------       -------    -------

Net earnings                    $  1,314   $   1,339     $   5,877   $  4,664
                                  ======      ======       =======    =======

Net earnings per share          $   0.26   $    0.26     $    1.16   $   0.92
                                  ======      ======       =======    =======
Weighted average common
     shares outstanding            5,078       5,066         5,077      5,066
                                  ======      ======       =======    =======
Dividends declared per common
  share                         $   0.05   $    0.05     $    0.15   $   0.12
                                  ======      ======       =======    =======

See accompanying notes to condensed consolidated financial statements.



        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                               Nine Months Ended January 31,
(unaudited)                                   1997             1996
                                              ----             ----
OPERATING ACTIVITIES:
  Net earnings                              $ 5,877         $  4,664
  Depreciation                                7,277            6,137
  Gain on equipment disposals                   (93)            (791)
  Equity in net (earnings) loss
     of investee companies                      544             (325)
  Changes in operating assets
     and liabilities                        (10,159)            (189)
  Other                                         254              241
                                             ------           ------
Net cash provided by operating activities     3,700            9,737
                                             ------           ------
INVESTING ACTIVITIES:
  Investments                                  (957)          (3,003)
  Purchases of property and equipment       (30,657)         (17,561)
  Proceeds from asset dispositions            2,065            2,141
                                             ------           ------

Net cash used in investing activities       (29,549)         (18,423)
                                             ------           ------
FINANCING ACTIVITIES:
  Proceeds from long-term debt               38,425           23,803
  Payments on long-term debt                (11,587)         (13,980)
  Dividends paid                               (762)            (608)
  Other, net                                     26              -
                                             ------           ------

Net cash provided  by
 financing activities                        26,102            9,215
                                             ------           ------

Increase in cash and cash equivalents           253              529

Cash and cash equivalents
  at beginning of period                      1,899            2,506
                                             ------           ------
Cash and cash equivalents
  at end of period                        $   2,152        $   3,035
                                             ======           ======

See accompanying notes to condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

                         (UNAUDITED)

A. These financial statements, except for the April 30,1996 condensed consolidated balance sheet, have been prepared without audit as permitted by the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30,1996 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

B. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim period presented.

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

RESULTS OF OPERATIONS

     The following is a comparison of the third quarter and the first nine months of the fiscal year ending April 30, 1997 with the comparable period of the prior fiscal year.

Third Quarter Fiscal 1997 to Third Quarter Fiscal 1996

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

     The following table summarizes and compares the Company's revenues by certain market segment for the quarters ended January 31, 1997 and 1996:

(Thousands of dollars, except   Revenues for the Quarter Ended January 31,
percentages and flight hours)   -----------------------------------------

                                                     Increase
                                                     --------
                               1997       1996       $     %
                               ----       ----       -     -
Domestic Oil and Gas        $36,031     $32,376   $3,655   11

Aeromedical Services          7,321       6,761      560    8

International, Technical      9,917       6,307    3,610   57
   Services and Other        ------      ------    -----   --

Total Operating Revenues    $53,269     $45,444   $7,825   17
                             ======      ======    =====   ==

Total Flight Hours           55,837      51,995    3,842    7
                             ======      ======    =====   ==

Domestic Oil and Gas

   Domestic Oil and Gas revenues increased $ 3.7 million, or 11%, to $ 36 million for the quarter. The Company attributes this increase to better economic conditions in the Gulf of Mexico. As of January 31, 1997, the Company had twenty-six more aircraft under contract than last year at January 31, 1996. Domestic flight hours increased 4%, to 40,834, from 39,401 hours, as compared to the quarter ended January 31, 1996.

Aeromedical Services

   Aeromedical revenues increased to $ 7.3 million, or 8%, from $ 6.8 million. This increase is due primarily to the addition of three new programs which utilize three additional
aircraft.   Flight hours increased to 3,289 hours, or 11%,
from 2,961 hours.

International, Technical Services and Other

   International Oil and Gas revenues increased $ 2.7 million, or 73%, to $ 6.4 million. International flight
hours increased 37% to 7,190 hours from 5,244 hours.   The
increase in revenue and flight hours is due primarily to the addition of one new contract which utilizes four aircraft and the utilization of four additional aircraft on an existing contract. This new contract is seasonal in nature with operations limited to October through February.

   Technical services and other revenues increased $ 0.9 million from $ 2.6 million to $ 3.5 million.

Direct Expenses

   Direct expenses increased $ 6.2 million, or 16%, to $ 46 million primarily as a result of increased activity levels.
Direct expenses as a percentage of operating revenues declined slightly which improved the Company's operating margin to 14% from 12% in the prior year's comparable quarter.

   Human resources costs, including employee benefit costs,
increased  $1.9  million, or 12%.   This increase is due
primarily to the increase in employees and employee overtime which were needed to support higher levels of flight activity.

   Helicopter expenses increased $ 2.1 million, or 11%, to $20.6 million. Spare parts usage, fuel expense, and depreciation expense increased $ 2.0 million, $ 0.3 million, and $ 0.3 million, respectively. These increases were primarily due to increased levels of flight activity, an increase in the average cost per gallon of aircraft fuel coupled with an increase in flight hours, and the purchase of additional aircraft, respectively. These costs were offset by a decrease in insurance costs of $ 0.5 million.

   Other expenses, Technical Services cost of goods sold,
and environmental remediation expenses increased $ 1.0 million, $ 0.8 million, and $ 0.4 million, respectively. The $ 1.0 million increase in "other expenses" is consistent with increased flight activity levels.




Selling, General and Administrative Expenses

   Selling, general, and administrative expenses increased slightly by $ 0.1 million to $ 3.1 million for the quarter.


First Nine Months Fiscal 1997 to First Nine  Months  Fiscal 1996

   The following table summarizes and compares the Company's revenues by certain market segment for the nine months ended
January 31, 1997 and 1996:

Revenues

(Thousands  of dollars, except      Revenues for the Nine Months Ended
 percentages and flight hours)      January 31,
                                    ----------------------------------

                                                             Increase
                                     1997       1996          $      %
                                     ----       ----          -      -

Domestic Oil and Gas             $ 109,141  $  99,464   $   9,677   10

Aeromedical Services                22,436     19,646       2,790   14

International, Technical            27,093     20,614       6,479   31
   Services and Other               ------     ------      ------   --


Total Operating Revenues         $ 158,670  $ 139,724    $ 18,946   14
                                   =======    =======      ======   ==

Total Flight Hours                 183,661    163,752      19,909   12
                                   =======    =======      ======   ==

Domestic Oil and Gas

   For the first nine months Domestic Oil and Gas revenues increased 10%, or $ 9.7 million, to $ 109.1 million due primarily to increased activity in the Gulf of Mexico. The Company attributes the increase to better economic conditions in the Gulf of Mexico; a result of increased oil prices and drilling activity. These factors produced an 8% increase in Domestic Oil and Gas flight hours. The company maintained its market share at 52% for the current and prior year
period.   Subsequent to January 31, 1997, a contract was
terminated which aggregated $ 5.4 million in revenues  during
the initial nine months of the fiscal year.   The Company
anticipates that it will be able to redeploy the assets and personnel related to this contract in other activities thereby minimizing the impact on future prospects.

Aeromedical Services

   Aeromedical revenues increased to $ 22.4 million, or 14%, from $ 19.6 million. Flight hours increased 16% to 10,980 hours from 9,479 hours. These increases are due primarily to the addition of three new programs which utilize three aircraft, and the utilization of three additional aircraft on existing contracts. As of January 31, 1997, the total Aeromedical contracts and aircraft were fifteen and forty, respectively.


International, Technical Services and Other

   International Oil and Gas revenues increased substantially to $ 17.8 million, or 50%, from $11.9 million, due primarily to the addition of two new contracts which utilize twelve dedicated aircraft.
International flight hours increased 40% to 21,840 hours from 15,567 hours.

   Technical services and other revenues increased to $  9.3
million from $ 8.7 million, or 7%.

Direct Expenses

   Direct  expenses increased $ 13.2 million, or  11%,  to
$ 135.5 million primarily as a result of increased flight
activity.   Direct expenses as a percentage of operating
revenues declined substantially which improved the Company's operating margin to 15% from 12% in the prior years comparable period.

   Human resources costs increased $ 5.2 million from $  49.2 million to $ 54.4 million. The increase was primarily related to an increase in the number of employees and employee overtime which were needed to support increased flight activity levels.

   Helicopter expenses increased $ 3.3 million, or 6%,  to
$ 60.1 million from $ 56.8 million. Spare parts usage, fuel expense, and depreciation expense increased $ 2.1 million,
$ 1.5  million, and $ 0.7 million, respectively.   Spare parts
usage increased due to increased flight activity. Fuel costs increased due to both an increase in flight activity and an increase in the average cost per gallon of aircraft fuel. Depreciation expense increased due to the purchase of additional aircraft. These costs were partially offset by a decrease in insurance expense of $ 1.1 million.

   Other expenses, Technical Services cost of goods sold, and environmental remediation expenses increased $ 3.3 million, $ 1.0 million, and $ 0.4 million, respectively. The $ 3.3 million increase in "other expenses" is consistent with increased flight activity levels.

Selling, General and Administrative Expenses

   Selling, general, and administrative expenses increased
$ 1.3 million from $ 8.4 million to $  9.7  million.
The increase was primarily a result of consultant fees related to information systems upgrades.

LIQUIDITY AND CAPITAL RESOURCES

   The following is a comparison of the first nine months of the fiscal year ending April 30, 1997 with the period ending
April 30, 1996.

   The  Company's cash position as of January 31, 1997 was  $
2.2 million compared to $ 1.9 million at April 30, 1996, the Company's fiscal year end. Working capital increased $ 10.2 million from $ 26.5 million at fiscal year end to $ 36.7 million. The increase was primarily related to an increase in accounts receivable of $ 6.2 million, an increase in inventory of $ 4.3 million, and a decrease in accounts payable of $ 1.5 million offset by an increase in income taxes payable of $ 1.8 million.



   Total long-term debt increased $ 26.8 million to $ 55.3 million. On August 13, 1996 the Company and its principal lending group ratified a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The new agreement increased the Company's credit capacity to $ 65 million from $ 55 million. In addition, the new agreement reduced the Company's effective interest rate on
its outstanding  debt  under this facility.   The  projected
interest expense reduction for the fiscal year ended April 30, 1997, using the total debt outstanding under this facility at January 31, 1997, is $0.1 million. The Company's current debt obligation totals $ 8.9 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations. At January 31, 1997, the Company had $ 10 million credit capacity available under its revolving credit facility. The Company is in compliance with all provisions of its loan agreement. During February, 1997, the Company modified its loan agreement with its principal lending group which among other things i) reduced the Company's effective interest rate, ii) increased the total credit capacity to $ 80 million from $ 65 million, iii) reduced the mandatory quarterly principal payments, and iv) provided a fixed rate option for up to $ 40 million of the total outstanding debt under the facility. The interest rate
reduction was effective January  1,  1997.   The projected
interest expense reduction for this new agreement, for fiscal year ended April 30, 1997, using current debt levels at January 31, 1997, is $ 50,000.

   Cash generated from operating activities and financing activities was $ 3.7 million and
$ 26.1 million, respectively. The Company utilized its cash flow from operating activities and financing activities to fund $ 29.5 million in investing activities. Investing activities primarily included the purchase of twenty-five aircraft for $ 18.8 million, and $ 7.9 million in aircraft capital improvements. The company paid dividends totaling $
0.8 million or $ 0.15 per share.

   The Company has policies and procedures in effect to strictly monitor its compliance with environmental
regulations at its operating locations.   The Company has
identified known or suspected fuel contamination at five of its bases. Although the full extent of contamination has not been determined, based on this preliminary information, a provision of $ 1.7 million was made for remediation costs through the fiscal year ended April 30, 1996 and an additional $ 0.8 million provision was made in the first nine months of fiscal 1997. The Company has expensed $ 0.8 million and $ 1.6 million, including the reserve provisions, for environmental costs for the three and nine month periods ending January 31, 1997, respectively. The Company will make additional provisions to the extent necessary as reliable estimates of these costs become available.

   In the first quarter of fiscal year 1996, the Company acquired a 49% interest in Irish Helicopters Limited (IHL) based in Dublin Ireland. IHL was notified in August 1996 that its principal service contract would not be renewed  and
terminated on December  31, 1996.   As a result, IHL is
reviewing a number of alternatives including the possibility
that it will not continue as a going concern.   During the
third quarter of fiscal year 1997, the Company recorded a $ 0.7 million writedown, primarily ascribable to its investment in IHL. The Company's net investment in IHL is approximately
$ 2.9 million as of January 31, 1997.

RESULTS AT A GLANCE (Unaudited)

   The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):


                                     Nine Months Ended January 31,
                                          1997          1996
                                          ----          ----
Operations

     Operating revenues              $ 158,670       $ 139,724
     Net earnings                        5,877           4,664
     Net earnings per share               1.16             .92
     Annualized return on
       shareholders' equity                9.3%             8%
     Total flight hours                183,661         163,752

Financial  Summary            January 31, 1997      April 30, 1996
                              ----------------      --------------

     Net working capital              $ 36,684       $  26,543
     Net book value of
       property and equipment          118,158          96,332
     Long-term debt                     55,317          28,522

General Statistics

     Helicopters Operated                  302             261
     Employees                           1,819           1,677

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

27   Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K for the quarter ending
     January 31, 1997.





                         SIGNATURES


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Petroleum Helicopters,Inc.


March 10,  1997                         By:  /s/  Carroll W.Suggs
                                             ----------------
                                             Carroll W. Suggs
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (duly  authorized officer)


March  10,  1997                         By: /s/  John H. Untereker
                                             ----------------------
                                             John H. Untereker
                                             Vice President and Chief
                                             Financial Officer
                                             principal financial officer)