Form 10-K
period 1997-04-30
PETROLEUM HELICOPTERS INC
filed 1997-07-28
CIK 350403

===============================================================================

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K
  (Mark One)
     /X/    Annual report pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
               For the fiscal year ended April 30, 1997
                                  OR
           Transition report pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
          For the Transition Period From .......... to ..........

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
      P.O. Box 578, Metaire, Louisiana          (Zip Code)
  (Address of principal executive offices)

  Registrant's telephone number, including area code: (504) 828-3323

     Securities registered pursuant to Section 12(b) of the Act:
                                 NONE
     Securities registered pursuant to Section 12(g) of the Act:

                         Voting Common Stock
                       Non-Voting Common Stock

                        (Title of Each Class)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
      No
    Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                 Date                            Amount
             July 14, 1997                   $ 23,583,000

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Voting Common Stock .....2,800,886 shares outstanding as of July 15, 1997.
  Non-Voting Common Stock .2,294,066 shares outstanding as of July 15, 1997.

                 Documents Incorporated by Reference
    Portions of the registrant's definitive proxy statement to be used in connection with its 1997 Annual Meeting of Shareholders will be, upon filing with the Commission, incorporated by reference into Part III of this Form 10-K.
===============================================================================

                     PETROLEUM HELICOPTERS, INC.
                         INDEX - FORM 10-K

                               PART I
Item 1.  Business ... . . . . ................................1
         General. . . . . . . . . . . . . . . . . . . . . . . 1
         Weather and Seasonal Aspects . . . . . . . . . . . . 2
         Safety and Insurance . . . . . . . . . . . . . . . . 2
         Government Regulation. . . . . . . . . . . . . . . . 3
         Competition. . . . . . . . . . . . . . . . . . . . . 3
         Employees. . . . . . . . . . . . . . . . . . . . . . 4
         Customers. . . . . . . . . . . . . . . . . . . . . . 4
         Environmental Matters. . . . . . . . . . . . . . . . 4

Item 2.  Properties .................................. . . . .5

Item 3.  Legal Proceedings.................................. .8

Item 4.  Submission of Matters to a Vote of Security Holders. 8

                               PART II
Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters. . . . . . . . . . . . . . . . . 9

Item 6.  Selected Financial Data.............................10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . .10

Item 8.  Financial Statements and Supplementary Data.........18
         Petroleum Helicopters, Inc. and Consolidated
         Subsidiaries:
           Independent Auditors' Report . . . . . . . . . . .18
           Consolidated Balance Sheets - April 30, 1997
           and 1996.................................... .. . 19
           Consolidated Statements of Earnings
           - Three years ended April 30,1997. . . . . . . . .21
           Consolidated Statements of Shareholders' Equity
           - Three years ended April 30, 1997 . . . . . . . .22
           Consolidated Statements of Cash Flows
           - Three years ended April 30, 1997 . . . . . . . .23
           Notes to Consolidated Financial Statements . . . .24

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures.  . . . . . . .36

                               PART III
Item 10. Directors and Executive Officers of the Registrant  36

Item 11. Executive Compensation  .......... . . . . . . . . .36

Item 12. Security Ownership of Certain Beneficial Owners and
         Management . .. .  . . . . . . . . . . . . . . . . .37

Item 13. Certain Relationships and Related Transactions......37

                               PART IV
Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K. . . . . . . . . . . . . . . . .37

         Signatures . ... . . . . . . . . . . . . . . . . . .41

                                PART I

  Item 1.  Business.

  General

     Petroleum Helicopters, Inc (the "Company" or "PHI") was incorporated as a Delaware corporation in 1949 and was reincorporated as a Louisiana corporation in 1994. Since its inception, the Company's primary business has been to transport personnel, and to a lesser extent parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. Today the Company maintains its position as the largest provider of helicopter transportation services in the Gulf of Mexico, providing approximately 49% of all the contracted aircraft in the Gulf. The Company has 236 aircraft dedicated to this market. Additionally, the Company is the fastest growing provider of aeromedical services in the U.S. and international initiatives for serving the global oil and gas industry have shown steady growth. The Company currently operates 314 aircraft worldwide and has 1,851 employees. During fiscal 1997, the Company recorded the highest revenues in its history at $ 212 million.

     During the most recent fiscal year, approximately 68% of the Company's operating revenues were generated by oil and gas transportation services in federal and state waters offshore of the States of Louisiana, Texas, Alabama, Mississippi, New Jersey, and California ("Domestic Oil and Gas Programs"). Approximately 70% and 67% of operating revenues were derived from Domestic Oil and Gas Programs in fiscal 1996 and 1995, respectively.

     The Company's aeromedical transportation services for hospitals and medical programs ("Aeromedical Services Programs") accounted for 14% of operating revenues in fiscal 1997. Aeromedical Services Programs generated 14% and 15% of operating revenues in fiscal 1996 and 1995, respectively.

     The Company's international business consists of offshore and onshore helicopter transportation services and fixed wing services to the global oil and gas industry ("International Oil and Gas Programs"). International Oil and Gas Programs contributed 11% of operating revenues in fiscal 1997, as compared to 9% and 10% in fiscal 1996 and 1995, respectively. The Company operates in several countries which are described under Item 1. "Facilities." Operations in foreign countries generally are subject to various risks attendant to doing business outside the United States, including risks of war, general strikes, civil disturbances, guerilla activity, currency fluctuations and devaluations and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. No prediction can be make as to what foreign governmental regulations may be enacted in the future that could be applicable to helicopter operations.
     Aircraft maintenance services provided to outside parties
  ("Technical Services Programs") constituted the majority of the remaining 7%, 7%, and 8% in operating revenues in fiscal 1997, 1996, and 1995, respectively.

     Demand for the Company's helicopter services is strongly influenced by oil and gas exploration, development, and production activities.
  These activities are greatly affected by federal leasing policies and regulations and by oil and gas prices. The Company's helicopters provide a safe, reliable, efficient and fast method of transportation under a broad range of operational and environmental conditions, especially offshore and in remote areas. All of the Company's eighteen principal types of helicopters are available under a variety of contractual arrangements.

     The Company maintains master operating agreements with each of its major domestic and international oil and gas industry customers, which set forth general rights and duties of the Company and the customer. Although the Company is a party to a number of oil and gas industry contracts with a term of one year or more, services are generally provided pursuant to monthly extensions of these operating agreements, and prices are fixed for each contract extension. Aeromedical contracts are generally entered into for longer terms.

     Charges under operating agreements are generally based on fixed monthly fees and additional hourly charges for actual flight time. Because the Company is compensated in part by flight hour, prolonged adverse weather conditions that result in reduced flight hours can adversely affect results of operations. See "Weather and Seasonal Aspects."

  Weather and Seasonal Aspects

     Poor visibility, high winds and heavy precipitation can affect the safe use of helicopters and result in a reduced number of flight hours. Because a significant portion of the Company's revenues is dependent on actual flight hours and a substantial portion of the Company's costs is fixed, prolonged periods of adverse weather can materially and adversely affect the Company's operating revenues and net earnings.

     In the Gulf of Mexico, the months of December through February have more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower at these times, which typically results in a reduction in revenues from operations during those months.

     The Company currently operates 68 aircraft equipped to fly pursuant to instrument flight rules ("IFR") in the Gulf of Mexico, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules ("VFR"). Poor visibility is the most common of the adverse weather conditions that affects the Company's operations.

     Safety and Insurance

     The operation of helicopters inherently involves a high degree of risk. Hazards, such as aircraft accidents, collisions, fire and adverse weather, are inherent in the business of providing helicopter services and may result in losses of equipment and revenues. The Company's safety record is very favorable in comparison to the record for all United States operators as reflected in industry publications.

     The Company is subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive safety and health program and employs a safety staff, including a certified safety professional in the field of comprehensive practice, who is also a registered environmental manager, a certified environmental auditor, and a certified environmental quality administrator. The primary functions of the safety staff are to develop Company policies that meet or exceed the safety standards set by OSHA, train Company personnel and make daily inspections of safety procedures to insure their compliance with Company policies on safety. All personnel are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

     The Company maintains hull and liability insurance on its aircraft, which generally insures the Company against physical loss of, or damage to, its helicopters and against certain legal liabilities to others. In addition, the Company carries war risk, expropriation, confiscation and nationalization insurance for its aircraft involved in international operations. In some instances, the Company is covered by indemnity agreements from oil companies, hospitals, and medical programs in lieu of, or in addition to, its insurance. The Company's helicopters are not insured for loss of use. While the Company believes it is adequately covered by insurance and indemnification arrangements, the loss, expropriation or confiscation of, or severe damage to, a material number of its helicopters could adversely affect revenues and profits.

  Government Regulation

     As a commercial operator of helicopters, the Company's flight and maintenance operations are subject to regulation by the Federal Aviation Administration (the "FAA") pursuant to the Federal Aviation Act of 1958 (the "Federal Aviation Act", as amended). The FAA has authority to exercise jurisdiction over personnel, aircraft, ground facilities and other aspects of the Company's business.

     The Company transports personnel and property in its helicopters pursuant to an Air Taxi Certificate granted by the FAA under Part 135 of the Federal Aviation Regulations. This certificate contains operating specifications that allows the Company to conduct its present operations but are subject to amendment, suspension and revocation in accordance with procedures set forth in the Federal Aviation Act. The Company is not required to file tariffs showing rates, fares and other charges with the FAA. The FAA's regulations, as currently in effect, also require that at least 75% of the Company's voting securities be owned or controlled by citizens of the United States or one of its possessions, and that the president and at least two-thirds of the directors of the Company are United States citizens. The Company's president and all of its directors are United States citizens and its organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

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

  Competition

     The Company's business is highly competitive. Many of the Company's contracts are awarded after competitive bidding. The principal aspects of competition are price, reliability, availability, safety, and service.

     The Company believes it operates one of the largest commercial helicopter fleets in the world. At April 30, 1997, the Company operated 314 aircraft. The Company operated 277 aircraft in the United States, of which 236 were operated in Domestic Oil and Gas Programs, and 41 were operated in the Company's Aeromedical Services Programs. Thirty-seven aircraft were operated internationally.

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

     The Aeromedical market is becoming increasingly competitive and is experiencing some hospital program consolidations. However, the Company expects continued growth in this market.

     The International market remains strong with significant growth opportunity. This market remains very competitive.

  Employees

     As of April 30, 1997, the Company employed a total of 1,851 people. The Company believes its employee relations to be satisfactory, and it has never experienced a work stoppage. Currently, none of the Company's employees are covered by union contracts.

     On Monday, June 2, 1997, the Company was notified by the National Mediation Board that the Office and Professionals Employees International Union (OPEIU) filed an application to represent flight deck crew members (helicopter pilots) of PHI. Should the Company's domestic pilots elect to be represented by a union, the Company believes that this would place the Company at a competitive disadvantage which could have a material adverse effect on the Company's revenues and results of operations.

  Customers

     The Company's principal customers are major oil companies. The Company also serves independent exploration and production concerns, oil and gas service companies, hospitals and medical programs, and government agencies. The Company's largest customer, Shell Oil Company, accounted for 15%, 14%, and 14% of the Company's operating revenues in fiscal 1997, 1996, and 1995, respectively. The Company's five largest customers accounted for 32%, 34%, and 33% of operating revenues in fiscal 1997, 1996, and 1995, respectively.

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

   Item 2.  Properties

  Fleet Utilization

     As of April 30, 1997, 84% of the Company's aircraft were actively assigned as compared with 86% and 84% as of April 30, 1996 and 1995, respectively.

  Equipment

     Certain information as of April 30, 1997 regarding the Company's owned and leased fleet is set forth in the following table:

                        Number                         Cruise  Appr.
Manufacturer  Type     in Fleet  Engine    Passengers  Speed   Range
                                                       (mph)  (miles)
------------ --------   ------  ---------- ----------  -----  ------
  Bell       206B-III       25  Turbine          4      120     300
             206L-I         51  Turbine          6      130     310
             206L-III       66  Turbine          6      130     310
             206L-IV         4  Turbine          6      130     310
             407             8  Turbine          6      144     420
             212(1)         11  Twin Turbine    13      115     300
             214ST(1)        6  Twin Turbine    18      155     450
             230(1)          1  Twin Turbine     8      160     370
             222             1  Twin Turbine     8      160     370
             412(1)         24  Twin Turbine    13      135     335
  Boelkow    BK-117         14  Twin Turbine     6      135     255
             BO-105         36  Twin Turbine     4      135     270
  Aerospatiale
             AS355F/Tw Star  1  Twin Turbine     5      135     385
             AS350 B2        9  Turbine          5      140     385
             SA315B          2  Turbine          5      115     317
  Sikorsky   S-76(1)        18  Twin Turbine    12      150     400
  McDonnell-
  Douglas    MD900           2  Twin Turbine     6      155     336
  MIL Design MIL-8 MTV(1)    2  Twin Turbine    28      140     310
                           ---
       Total Helicopters   281
                           ---
  Beechcraft King Air 200(1) 3  Turboprop        8      300   1,380
  Sabreliner 80SC(1)         1  Twin Turbo Jet   8      495   1,380
  Hawker     HS125-700(1)    1  Twin Turbo Jet   8      483   2,185
    Sidley
  LET        L410(1)         1  Turboprop       15      215     620
                           ---
       Total Fixed Wing      6
                           ---
       Total Aircraft      287
                           ===
         ______________
         (1) Equipped to fly under instrument flight rules
               ("IFR"). All other types listed can only fly under visual flight rules ("VFR"). See Item 1. "Business - Weather and Seasonal Aspects."

     The following tables set forth additional information regarding the helicopters owned and leased by the Company (in thousands, except the number of helicopters):

    Number of
  Company Owned                                 Net Book
   Helicopters                  Cost             Value
  -------------              ----------        -----------
      213                    $ 191,951         $ 96,297(1)


    Number of                 Total Rents
  Company Leased               Over Life        Remaining
   Helicopters                 of Lease           Rents
  --------------             ------------      -----------
       68                     $ 103,346        $ 77,269

  _____________
  (1) Information regarding the Company's depreciation policy is set forth under Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1."
                         ____________________


     The Company operates twenty-seven aircraft that are owned or leased by customers which are not reflected in the foregoing tables. The Company also owns six fixed-wing aircraft, four of which are currently under full or part-time contract to customers.

     As of April 30, 1997, the Company's commitment for principal payments and lease payments for its present helicopter fleet averages $
  15.7 million each year for the next five years and an aggregate of $ 61.1 million thereafter.

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

     The Company also maintains an inventory of fuel and an inventory of spare parts and components for use in the repair and maintenance of the Company's fleet. This inventory had a book value of approximately $ 30.2 million on April 30, 1997. The Company is a distributor or dealer for many of these parts and components, thereby allowing it to realize significant cost savings for its purchases.

  Equipment on Order

     Subsequent to year end, the Company purchased one helicopter for an aggregate of $ 2.2 million. The Company plans to purchase an additional seventeen helicopters in fiscal 1998 for a total purchase price estimated to be $ 22.6 million. These plans may be modified depending upon actual customer commitments.

  Equipment Sales

     The Company sells aircraft whenever they (i) become obsolete, (ii) do not fit into future fleet plans, or (iii) are surplus to the Company's needs.

     The Company typically sells its aircraft for more than their book value. The Company cannot predict, however, whether these results will continue or whether such prices would be realized if the Company were to sell a large number of helicopters in a short period of time.

  Facilities

     The Company currently leases its executive office space in Metairie, Louisiana (Metropolitan New Orleans). The lease covers approximately 8,107 square feet and expires on July 31, 2000.

     The Company's principal operating facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28.2 acres and 17 buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative offices and the main repair and maintenance facility. The Company has extended this lease until 2006.

     The Company also leases property for 17 additional bases to service the oil and gas industry throughout the Gulf of Mexico and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

     A.Morgan City Base (Louisiana) - containing approximately 53 acres, is under a lease that expires June 30, 1998. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for 46 helicopters. The Company believes that this facility is the largest commercial heliport in the world. The Company plans to renegotiate the lease prior to its expiration.

     B.Intracoastal City Base (Louisiana) - containing approximately 22.5 acres under several leases in Vermilion Parish, all with options to
  extend through July 31, 2001.   The Company has built a variety of
  operational and maintenance facilities on this property, including landing pads for 45 helicopters.

     C.Houma-Terrebonne Airport (Louisiana) - containing approximately
  13.6 acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which have options allowing extension of the leases through 1999. The Company plans to renegotiate the leases prior to their expiration. The Company has landing pads for 30 helicopters on this property.

     D.Sabine Pass (Texas) - containing approximately 36 acres under two leases, one of which, for 1.6 acres, will expire in July 1998 and will be renegotiated at that time, and the other of which, for 34.4 acres, will expire October 31, 1997 with an option to extend through October 31, 2011. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for 24 helicopters.

     E.New Orleans (Louisiana) - containing approximately 1.5 acres, is under a lease through April 30, 2004. The Company has made significant leasehold improvements on this property, including landing pads for 14 helicopters.

     F.Venice (Louisiana) - containing approximately 8 acres, is under a lease expiring March 31, 1998. The original lease was executed April 1, 1973 for one year and has been extended annually since that time. The location has landing pads for 27 helicopters.

     G.Fourchon (Louisiana) - containing approximately 8 acres, is under original lease expiring April 30, 2006. The property has 10 landing pads.

     The Company's other operations-related bases in the United States are located along the Gulf of Mexico in Louisiana at Cameron and Lake Charles; in Texas at Brazoria, Corpus Christi, Galveston, Port O'Connor and Rockport; in Mississippi at Pascagoula; in New Jersey at Edison; and in California at Santa Barbara.

     The Company operates from offshore platforms which are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

     Bases of operations for the Company's foreign and aeromedical operations are generally furnished by the customer. The Company's international operations are currently conducted in Angola, Antarctica, Colombia, French Guiana, Kazakhstan, Peru, Philippines, Thailand, Venezuela, and Zaire. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Florida, Illinois, Kentucky, Louisiana, Mississippi, North Dakota, Ohio, and Wisconsin.

  Item 3.  Legal Proceedings

     The Company is not a party to, and its property is not the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

  Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.

  Item 4.(a)  Executive officers of the registrant

     Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

         Name                    Age                 Position
         ----                    ---                 --------

  Carroll W. Suggs(1)             58          Chairman of the Board of
                                              Directors, President
                                              and Chief Executive Officer
  Ben Schrick(2)                  56          Executive Vice President and
                                              Chief Operating Officer
  Robert D. Cummiskey, Jr.(3)     55          Vice President - Risk
                                              Management and Secretary
  Edward Gatza (4)                54          Vice President and Director of
                                              Operations
  David P. Milling(5)             53          Vice President and General
                                              Manager of IHTI
  William P. Sorenson(6)          47          Vice President - Aeromedical
                                              Services
  Harold L. Summers(7)            59          Vice President - Engineering/
                                              Quality Assurance
  John H. Untereker(8)            47          Vice President, Chief
                                              Financial Officer and
                                              Treasurer
  Gary J. Weber(9)                49          Vice President -
                                              International Operations
                 ----------------------------------------

    (1) Mrs. Suggs became Chairman of the Board in March 1990, Chief Executive Officer in July 1992, and President in October 1994.

    (2) Mr. Schrick was appointed Executive Vice President in July 1996 and has served as Chief Operating Officer since September 1994, as Vice President and General Manager since January 1993 and as Vice President of Maintenance since 1989. Since 1984 Mr. Schrick has also served as Vice President of Evangeline Airmotive, Inc., a wholly-owned subsidiary.

    (3) Mr. Cummiskey has served as Secretary since June 1992 and as Vice President - Risk Management since October 1991. Prior to that time, he was a Vice President/Account Executive of Johnson & Higgins (insurance brokers and consultants).

    (4) Mr. Gatza was named Vice President and Director of Operations in May 1997 after serving as Vice President - Human Resources since September 1994. Prior to this time he served as Director of Human Resources.

    (5) Mr. Milling has served as Vice President since September 1989 and General Manager of International Helicopter Transport, Inc. (IHTI), a wholly-owned subsidiary, since 1988.

    (6) Mr. Sorenson has served as Vice President - Aeromedical Services since November 30, 1995, after serving as Director of Aeromedical Services since August 22, 1994. From 1990 until 1994, Mr. Sorenson managed the Company's Aeromedical Program.

    (7) Mr. Summers has served as Vice President - Engineering/Quality Assurance since 1994. Prior to this time, he served as Vice President - Materials.

    (8) Mr. Untereker has served as Vice President, Chief Financial Officer, and Treasurer since July 1992. Prior to that time, Mr. Untereker served in senior management positions at Lend Lease Trucks, Inc. and NL Industries, Inc. Mr. Untereker is a Certified Public Accountant.

    (9)  Mr. Weber has served as Vice President - International
  Operations since September 1989.

                              Part II

  Item 5.  Market for Registrant's Common Equity and Related Shareholder
     Matters

        The Company's voting and non-voting common stock trades on The NASDAQ Stock Market ("NASDAQ Small Cap Issuers") under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low per share bid prices, as reported by NASDAQ, and dividend information for the Company's voting and non-voting common stock for the fiscal quarters indicated.

                          Voting           Non-Voting
                       Common Stock       Common Stock    Dividends
  Fiscal Quarter      High      Low       High     Low    Per Share
  --------------      ----      ---       ----     ---    ---------
    1996-97
    1st Quarter       17        13 3/4    16       13 1/2    .05
    2nd Quarter       18 1/8    15        17 1/2   14 3/4    .05
    3rd Quarter       19        17        17 3/4   15 3/4    .05
    4th Quarter       20        17 1/4    18 1/4   16        .05

    1995-96
    1st Quarter       11 1/2     9        11        8 1/2    .02
    2nd Quarter       11 1/2     9 1/4    11        8 3/4    .05
    3rd Quarter       14 1/4    10 1/4    14 1/4   10 1/4    .05
    4th Quarter       15        12 3/4    15       12 1/2    .05


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

         As of July 15, 1997, there were approximately 1,133 holders of record of the Company's voting common stock and 115 holders of record of the Company's non-voting common stock.

    Item 6.  Selected Financial Data

                             1997       1996     1995       1994       1993
                             ----       ----     ----       ----       ----

              (Thousands of Dollars, Except Per Share Amounts)

  Year Ended April 30:
   Operating revenues     $ 211,663  $ 185,865 $ 174,397  $ 178,697  $ 177,316
   Net earnings           $   6,470  $   6,466 $   5,182  $   3,333  $   2,049
   Net earnings
      per share           $    1.27  $    1.28 $     .96  $     .61  $     .37
   Cash dividends
   declared per share     $     .20  $     .17 $     .06  $     -    $     .01

  At April 30:
   Total assets           $ 196,631  $ 161,315  $ 147,108 $ 146,312  $ 141,100
   Long-term debt         $  57,592  $  28,522  $  27,060 $  31,849  $  30,950
   Working capital        $  41,247  $  26,543  $  29,809 $  31,601  $  31,419
   Shareholders'equity    $  87,416  $  81,401  $  75,707 $  75,309  $  71,976

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     The following discussion of the Company's Results of Operations and Analysis of Financial Condition should be read in conjunction with the Company's description of business and consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

  Results of Operations

  Revenues

     The Company generates revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Domestic Oil and Gas and International contracts are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates.

     Aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional upfront costs in the event of early termination.

     The Company's technical service contracts are generally provided on an actual cost plus negotiated mark-up basis.

     The following table reflects the distribution of the Company's operating revenues by market area:

                                        Years Ended April 30
                                     ( in millions, except %'s)

                                 1997           1996           1995
                             -----------    -----------    -----------
                               $       %      $       %      $       %
                             -----    --    -----    --    -----    --
     Domestic Oil & Gas.     144.8    68    130.6    70    117.2    67

     Aeromedical . . . .      30.3    14     26.7    14     25.3    15

     International. . . . . . 22.4    11     16.3     9     17.7    10

     Technical Services
      and Other. . . . . .. . 14.2     7     12.3     7     14.2     8


     Domestic Oil and Gas

     Demand for the Company's Domestic Oil and Gas Programs is influenced by offshore oil and gas exploration, development, and production activities in the areas in which it operates, which in turn is affected primarily by oil and gas prices. The following table reflects the three year trend in the offshore drilling rig count compared to the Company's domestic oil and gas revenues:

                                        April     April     April
                                        1997      1996      1995
                                        ----      ----      ----
  Active Rigs in U.S. Gulf of Mexico     200       135       123
  Domestic Oil and Gas Revenues
  (millions)                         $ 144.8   $ 130.6   $ 117.2


    Better economic conditions in the Gulf of Mexico resulted in substantial increases in oil and gas activity during fiscal 1997. Active rig counts increased to their highest level in six years. These factors resulted in an 11% increase in revenues and an 10% increase in domestic flight hours. Revenues and domestic flight hours rose to $ 144.8 million and 178,262 in fiscal 1997 from $ 130.6 million and 162,377 in fiscal 1996, respectively. The Company's domestic market share decreased to 49% from 51% in the prior year due primarily to a contract which ended during the fourth quarter of fiscal 1997, which aggregated $ 5.4 million in revenues during the initial nine months of the year. The Company has redeployed the assets and personnel related to this contract in other activities thereby minimizing the impact on operations.

    Activity levels in 1996 were substantially higher than in 1995. Revenues and domestic flight hours rose to $ 130.6 million and 162,377 in fiscal 1996 from $ 117.2 million and 150,850 in fiscal 1995, respectively. The $ 13.4 million revenue increase was related to the surge of activity in the Gulf of Mexico. Active rig counts were at their highest level in 5 years and the Company's market share was up to 51%.

    Management believes that these positive trends will continue and are in large part attributable to the general market condition in the Gulf of Mexico.

    Aeromedical

    Fiscal 1997 also saw positive trends in the Company's Aeromedical Service Programs. Aeromedical revenues rose $ 3.6 million, or 13%, to
  $ 30.3 million. The increase resulted from the addition of four new programs which utilize four aircraft, and the utilization of three additional aircraft in existing contracts, bringing the total aeromedical contracts and aircraft to 16 and 41, respectively. Fiscal 1996 revenues increased $ 1.4 million, or 6%, over fiscal 1995 due to the addition of two new contracts and five additional aircraft.

    International

    International revenues increased by $ 6.1 million, or 37%, to $ 22.4 million. International flight hours increased 28% to 27,323 due primarily to increased oil and gas exploration activity. The flight hour increase was produced primarily by the addition of one new contract which utilizes four aircraft and the utilization of four additional aircraft on existing contracts. This new contract is seasonal in nature with operations limited to October through February. During fiscal 1996, revenues decreased $ 1.4 million, or 8%, over the previous year levels primarily due to the cessation of one non-recurring contract with high fixed rates.

    Technical Services and Other

    Technical Services and other revenues increased $ 1.9 million in fiscal 1997, to $ 14.2 million, from $ 12.3 million. In fiscal 1996, Technical Services and other revenues declined to $ 12.3 million from $
  14.2 million.

  Direct Expenses

    The following table highlights certain critical operating factors which are helpful in analyzing direct expense relationships:


                                            1997   1996    1995
                                            ----   ----    ----
     Number of helicopters
      owned/leased/operated at year end      308    261     254

     Fleet utilization . . . . . . . . .     84%    86%     84%

     Number of employees at year end       1,851  1,677   1,649

     Operating margin. . . . . . . . .       13%    13%     12%
                         ____________________

    1997 compared to 1996

    Direct expenses increased $ 21.9 million, or 13%, to $ 184.5 million primarily as a result of increased activity levels. Direct expenses as a percentage of operating revenues remained relatively constant with the Company maintaining an operating margin of 13% in fiscal 1997 and 1996.

    During the fourth quarter of fiscal 1997, direct expenses as a percentage of operating revenues were 91%, compared to 86% and 87% in the prior year's fourth quarter and fiscal year 1997, respectively. The increase in the fourth quarter of fiscal 1997, as compared to the other periods, occurred due to higher than expected maintenance costs. Management believes that this occurred due to the significant increase in fleet size and hopes that operating margins will return to their previous trends.

    Human resource costs, including salaries and benefits, increased $
  6.1 million, or 9%, to $ 72.6 million. The increase was primarily related to the increase in the number of employees and employee overtime which is needed to support increased flight activity levels. This increase was partially offset by a decrease in the Company's gain sharing program contribution. Under this program, the Company expensed $ 1.5 million in 1997 as compared to $ 2.5 million in 1996. The gain sharing program enables all employees to earn up to three weeks additional pay based on the Company's performance against a pre-tax income target.

    Helicopter costs, including depreciation, fuel, insurance, and spare parts usage, increased by $ 9.7 million, or 13%, to $ 83 million as PHI's fleet increased substantially to accommodate expansion. Depreciation expense increased $ 1.0 million as the Company incurred $ 40.8 million in capital expenditures in fiscal 1997, which included twenty-eight additional aircraft. Fuel costs were $ 2.2 million higher due to an increase in the average cost per gallon of aircraft fuel coupled with an increase in flight hours. Helicopter insurance and spare parts usage increased by $ 1.2 million and $ 4.9 million, respectively, primarily as a result of the expanded fleet and an increase in flight and flight related activity.

    Other expenses and Technical Services cost of goods sold increased
  $ 4.2 million and $ 1.9 million, respectively. The $ 4.2 million increase in "other expenses" is consistent with increased flight activity levels.

   1996 compared to 1995

    Direct expenses increased $ 8.5 million, or 6%, in fiscal 1996 as compared to fiscal 1995. Human resource costs, including salaries and benefits, increased $ 1.8 million, or 3%, due primarily to increased flight activity. Additionally, the Company increased its gain sharing contribution by $ 1.1 million. The Company expensed $ 2.5 million in 1996 related to this program. Helicopter insurance declined $ 0.5 million primarily as a result of accident free years in 1996 and 1995 which reduced premiums. Spare parts usage increased by $ 4.4 million in fiscal 1996, due primarily to the increase in flight and flight related
  activity in the Company's three major market areas.   In addition, a $
  1.5 million environmental provision was recorded in fiscal 1996 versus
  $ 0.2 million in fiscal 1995. The Company's safety program, implemented in 1992, combined with its health awareness program have contributed significantly to reducing helicopter and employee insurance costs and worker's compensation claims. The Company intends to continue these programs.

   Selling, General and Administrative Expenses

    Selling, general and administrative expenses for fiscal 1997 increased $ 1.7 million, or 15%, primarily ascribable to the information system upgrade programs which commenced in 1996 and will continue through fiscal 1998.

    In fiscal 1996, these expenses increased 17%, or $ 1.6 million over fiscal 1995, primarily as a result of costs associated with information system upgrades. The Company is upgrading its workorder system, inventory management system, and various other systems to remain a leader in technological advances in the industry. Legal and accounting fees decreased $ 0.6 million to $ 0.9 million in fiscal 1996 as compared to the prior year. The decrease was primarily related to costs incurred in fiscal 1995 regarding the reincorporation of the Company from Delaware to Louisiana and the investigation and preliminary negotiation of strategic acquisitions which were either not successful or which the Company ultimately determined not to pursue.

   Interest Expense

    The Company's borrowing cost increased in fiscal 1997. The weighted average interest rate paid decreased by 0.5% to 7.5% from 8.0%. However, this rate decline was offset by higher average borrowings in fiscal 1997 as the Company borrowed additional funds to purchase twenty-eight helicopters during the year.

    The Company's borrowing cost remained constant in fiscal 1996 as compared to fiscal 1995. The weighted average interest rate paid decreased slightly by 0.4% to 8.0% from 8.4%. The lower interest rate was offset by higher average borrowings in the fiscal period.

    Taxes

    PHI's effective tax rate was 40%, 39%, and 41%, respectively, in 1997, 1996, and 1995. Current tax expense as a percent of pre-tax earnings for the same fiscal periods was 10%, 11%, and 18%, respectively. The Company anticipates that its effective tax rate will remain at these rates. See Item 8. "Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements, Note 3."

    Earnings

    Earnings per share for the fiscal year ended April 30, 1997 declined slightly as compared to the prior year period. The higher selling, general, administrative and interest expenses explained above caused the Company's earnings to remain essentially constant. In addition, during fiscal 1997 the Company sold its investment in Irish Helicopters Limited based in Dublin, Ireland. This resulted in a $ 0.7 million writedown in the third quarter of fiscal 1997. The Company's revenue expansion and accountability programs helped to produce period to period increases in net earnings of 25% and 55%, respectively, for the 1996 and 1995 fiscal years.

    The improved results in 1996 were directly related to better economic conditions in the Gulf of Mexico and expansion and growth in the aeromedical and international markets. The Company was able to improve margins in both 1996 and 1995 by lowering the rate of increase of direct expenses. Direct expenses as a percentage of operating revenues decreased from 88% to 87% in fiscal 1996.


     The Company plans to continue its programs of diversification and accountability and will continue to search for opportunities to enhance earnings and shareholder value.

  Liquidity and Capital Resources

    The Company's 1997 year end cash position improved to $ 2.4 million from $ 1.9 million at fiscal year end 1996.

    Working capital in fiscal 1997 increased $ 14.7 million from $ 26.5 million in 1996 to $ 41.2 million. The increase is due primarily to the increase in cash on hand, an overall increase in accounts receivable and inventory, and a decline in the current portion of long-term debt. The Company renegotiated the terms of its credit facility reducing its quarterly payments from $ 2.0 million to $ 1.0 million.

    The Company's primary credit facility consists of a $ 40 million revolving credit facility available through October 31, 1998 (the "revolving loan") and a capital loan facility of up to $ 40 million (subject to compliance with certain collateral coverage ratios) (the "term loan"). The term loan is payable in fixed quarterly principal payments of $ 1.0 million until maturity on October 31, 2003. The secured term and revolving loan agreement permit both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio.
  The spread can range from 1.0% to 1.5% above LIBOR.

    Total long-term debt increased $ 29.1 million in fiscal 1997 to $
  57.6 million at year end. The Company's current debt obligations for fiscal 1998 total $ 4.9 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations. As of June 30, 1997 the Company had $ 22 million of credit capacity available under its term and revolving loans, reflecting the purchase, subsequent to year end, of one aircraft for $ 2.2 million. In addition, the Company plans to purchase a total of seventeen helicopters in fiscal 1998 for a purchase price estimated to be $ 22.6 million. These planned purchases are largely discretionary and subject to the Company obtaining customer commitments. They can be adjusted by the Company based on operating results or other factors. Funds available under the Company's credit facility will be utilized to finance these purchases. At April 30, 1997, the Company was in compliance with the provisions of its loan agreements. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future.

    Cash generated from operating activities in 1997 decreased to $ 8.5 million during the current year, compared to $ 19.3 million and $ 14.7 million in fiscal 1996 and 1995, respectively. The $ 10.8 million decrease in fiscal 1997 is primarily attributable to the increase in accounts receivable of $ 6.8 million and increased inventory of $ 4.3 million. Days sales outstanding decreased to 50 days in fiscal 1997 from 55 days in fiscal 1996; however, receivables significantly increased.

    Cash used in investing activities increased to $ 32.3 million in fiscal 1997, up from $ 21 million in fiscal 1996. In response to market demand, the Company purchased twenty-eight aircraft in fiscal 1997 for $ 24.5 million as compared to nineteen aircraft for $ 15.2 million in fiscal 1996. During fiscal 1997, the Company also used $ 13.5 million primarily for aircraft capital improvements and approximately $ 2.8 million to fund the purchase of new data processing equipment. Also during fiscal 1997, the Company sold nine aircraft which no longer fit into the Company's future fleet plans and disposed of its interest in Irish Helicopters Limited. These sales generated proceeds of approximately $ 7.5 million.

    Cash provided by financing activities primarily funded the investing activities and $ 1.0 million in dividend payments.

    In response to increased earnings during the past three years, the Company resumed payment of quarterly dividends beginning with the second quarter of fiscal 1995. The Board declared dividends of $ 0.20 per share during fiscal 1997, $ 0.17 per share in fiscal 1996 and $ 0.06 per share in fiscal 1995. The Company anticipates that future dividend payments will be declared provided that the current earnings trend continues and as allowed by the Company's agreement with its lenders.

  New Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. Management does not believe that this pronouncement will have a material impact on its earnings per share amounts when adopted in fiscal 1998.

    On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 130.

    On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 131.

  Environmental Matters


    The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes.

    The Company has policies and procedures in effect to strictly monitor its compliance with environmental regulations at its operating locations. In the first quarter of fiscal 1996 the Company began an environmental review at selected domestic bases. Known or suspected fuel contamination has been identified at all the bases reviewed. Management now believes it is likely that similar fuel contamination will be found at additional bases.

     The Company has expensed, including provisions for environmental costs, $ 1,325,000 and $ 1,797,000 in 1997 and 1996, respectively, related to remediation costs at five bases. The Company is currently conducting assessments at three additional bases to determine the extent of remediation required at these locations. The aggregate liability for environmental related costs, at April 30, 1997, is $ 1.4 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

  Forward Looking Statements

    All statements other than statements of historical fact contained in this Form 10-K, other periodic reports filed by the Company under the Securities Act of 1933 and other written or oral statements made by it or on its behalf, are forward looking statements. When used herein, the words "anticipate", "expects", "believes", "goals", "intends","plans", or "projects" and similar expressions are intended to identify forward looking statements. It is important to note that forward looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the news, beliefs and estimates expressed or implied in such forward looking statements. Although the Company believes that the assumptions reflected in forward looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures required to fund its operations, environmental risks, competition, government regulation, and the ability of the Company to implement its business strategy. All forward looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

  Item 8.  Financial Statements and Supplementary Data


                     Independent Auditors' Report


  The Board of Directors and Shareholders
  Petroleum Helicopters, Inc. and subsidiaries:

  We have audited the consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, "Valuation and Qualifying Accounts," for the three-year period ended April 30, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                KPMG PEAT MARWICK LLP
                                                /s/ KPMG Peat Marwick LLP

  New Orleans, Louisiana
    June 19, 1997


            PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                       April 30, 1997 and 1996

                        (Thousands of dollars)

  ASSETS                                        1997      1996
                                                ----      ----
  Current assets:
   Cash and cash equivalents                 $ 2,437   $ 1,899
   Accounts receivable-net of allowance:
     Trade                                    31,201    27,305
     Investee companies                        2,080       298
     Notes and other                           2,266     1,122
   Inventory                                  30,202    25,947
   Prepaid expenses                            1,115     1,159
   Refundable income taxes                     1,344       737
   Notes receivable - investee companies       1,313     1,166
                                            --------  --------
          Total current assets                71,958    59,633
                                            --------  --------
  Notes receivable                                22       358
  Investments                                  2,480     4,890
  Property and equipment, at cost:
   Flight equipment                          215,414   189,956
   Other                                      28,633    22,845
                                            --------  --------
                                             244,047   212,801
  Less accumulated depreciation             (122,220) (116,469)
                                            --------  --------
                                             121,827    96,332
                                            --------  --------
  Other                                          344       102
                                            --------  --------
                                           $ 196,631 $ 161,315
                                            ========  ========

                             (Continued)

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                       April 30, 1997 and 1996

                       (Thousands of dollars)

  LIABILITIES AND SHAREHOLDERS' EQUITY          1997       1996
                                                ----       ----
  Current liabilities:
   Accounts payable - trade                  $  8,246   $  8,209
   Accrued expenses                            12,440     10,869
   Accrued vacation pay                         4,784      4,813
   Current maturities of long-term debt         4,868      8,810
   Other                                          373        389
                                              -------    -------
        Total current liabilities              30,711     33,090
                                              -------    -------
  Long-term debt, net of current maturities    57,592     28,522
  Deferred income taxes                        18,239     14,966
  Other long-term liabilities                   2,673      3,336

  Shareholders' equity:
   Voting common stock-par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,800,886 and 2,799,761 in 1997 and 1996      280         280
   Non-voting common stock-par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,294,066 and 2,276,093 in 1997 and 1996      229         227
                                             -------     -------
        Total common stock                       509         507
   Additional paid-in capital                 10,810      10,220
   Retained earnings                          76,097      70,674
                                             -------     -------
        Total shareholders' equity            87,416      81,401
                                             -------     -------
                                            $196,631    $161,315
                                             =======     =======



  The accompanying notes are an integral part of these consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS

              Years ended April 30, 1997, 1996 and 1995

            (Thousands of dollars, except per share data)



                                          1997       1996         1995
                                          ----       ----         ----
  Revenues:
   Operating revenues                 $ 211,663   $ 185,865    $ 174,397
   Gain on equipment disposals            1,285       1,067        1,091
   Equity in net earnings (losses)
     of investee companies                 (560)        397          (83)
                                        -------     -------      -------
                                        212,388     187,329      175,405
                                        -------     -------      -------
  Expenses:
   Direct expenses                      184,456     162,599      154,079
   Selling, general and
     administrative                      12,778      11,079        9,440
   Interest expense                       4,297       3,098        3,098
                                        -------     -------      -------
                                        201,531     176,776      166,617
                                        -------     -------      -------

  Earnings before income taxes           10,857      10,553        8,788
  Income taxes                            4,387       4,087        3,606
                                        -------     -------      -------
  Net earnings                        $   6,470   $   6,466    $   5,182
                                        =======     =======      =======
  Net earnings per share              $    1.27   $    1.28    $    0.96
                                        =======     =======      =======
  Weighted average common
   shares outstanding                     5,080       5,066        5,409
                                        =======     =======      =======
  Dividends declared per
   common share                       $    0.20   $    0.17    $    0.06
                                        =======     =======      =======



  The accompanying notes are an integral part of these consolidated financial statements.
            PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              Years ended April 30, 1997, 1996 and 1995
                  (Thousands of dollars and shares)
                                               Voting
                  Voting     Non-voting     Common Stock   Additional
               Common Stock Common Stock  Held in Treasury   Paid-in  Retained
                Shares Amt. Shares Amt.    Shares   Amt.     Capital  Earnings
BALANCE         ------ ---  ------ ---     ------   ---      -------  --------
April 30, 1994  4,199  $350  2,200 $183      921   $ 77     $ 11,027 $ 63,826
Change in par
  value            -     70     -    37       -      15          (92)     -

Purchase ONI
  shares           -      -     -    -       413     42         (824)  (3,605)

Retire treasury
  stock        (1,334) (134)    -    -    (1,334)  (134)          -       -

Other              -      -     1    -        -      -             7      -

Net earnings       -      -     -    -        -      -            -    5,182

Dividends          -      -     -    -        -      -            -     (320)
                -----   ---   ---  ---    -----   ----        ------   ------
BALANCE
April 30, 1995  2,865  $286 2,201 $220        -   $  -     $  10,118 $ 65,083
                -----   --- -----  ---    -----   ----        ------   ------
Stock Options
Exercised          10     1    -     -        -      -            99      -

Other             (75)   (7)   75    7        -      -             3     (13)

Net Earnings      -      -     -     -        -      -             -    6,466

Dividends         -      -     -     -        -      -             -     (862)
               -----   ---  -----  ---    -----   ----         ------  ------
BALANCE
April 30, 1996 2,800  $280  2,276 $227        -   $  -      $  10,220 $ 70,674
               -----   ---  -----  ---    -----   ----         ------   ------
Stock Options
Exercised          5    -      16    2        -      -            405     -

Other             (4)   -       2    -        -      -            185     (31)

Net earnings      -     -      -     -        -      -             -    6,470

Dividends         -     -      -     -        -      -             -   (1,016)
               -----  ---  -----  ---     -----   ----         ------  ------
BALANCE
April 30, 1997 2,801 $280  2,294 $229         -   $  -      $  10,810 $ 76,097
               =====  ===  =====  ===     =====   ====         ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.
             PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years ended April 30, 1997, 1996 and 1995
                        (Thousands of dollars)

                                                1997     1996        1995
                                             --------  --------    --------
Cash flows from operating activities:
  Net earnings                               $  6,470  $  6,466    $  5,182
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
  Depreciation                                  9,977      8,344      8,413
  Deferred income taxes                         3,273      2,900      2,043
  Gain on equipment disposals                  (1,285)    (1,067)    (1,091)
  Equity in net (earnings) losses of
  investee companies                              560       (397)        83
  Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable   (6,822)     1,217     (3,043)
  Increase in inventory                        (4,088)      (387)      (710)
  Decrease (increase) in prepaid expenses,
  refundable income taxes,
  and notes receivable                           (475)    (2,080)       653
  Increase (decrease) in accounts payable
    - trade and other accrued expenses          1,645      2,646      2,746
  Increase (decrease) in income taxes payable       -       (325)       331
  Other                                          (766)     2,032         59
                                              -------    -------    -------
  Net cash provided by operating activities     8,489     19,349     14,666
                                              -------    -------    -------
Cash flows from investing activities:
  Investments                                    (957)    (3,303)        -
  Purchase of property and equipment          (40,835)   (23,808)   (20,326)
  Proceeds from asset dispositions              6,583      6,147     12,125
  Proceeds from sale of investment              2,935         -          -
                                              -------    -------    -------
  Net cash used in investing activities       (32,274)   (20,964)    (8,201)
                                              -------    -------    -------
Cash flows  from financing activities:
  Proceeds from long-term debt                 42,425     23,303     13,000
  Payments on long-term debt                  (17,295)   (21,787)   (17,738)
  Issuance of common stock                         -         100        -
  Purchase of treasury stock                       -          -      (4,471)
  Proceeds from exercise of stock options         282         -         -
  Repurchase common stock                         (73)        -         -
  Dividends paid                               (1,016)      (608)      (320)
                                              -------    -------    -------
  Net cash provided by (used in)
    financing activities                       24,323      1,008     (9,529)
                                              -------    -------    -------
Increase (decrease) in cash and cash
    equivalents                                   538       (607)    (3,064)

Cash and cash equivalents at beginning of
  year                                          1,899      2,506      5,570
                                              -------    -------    -------
Cash and cash equivalents at end of year     $  2,437  $   1,899  $   2,506
                                              =======    =======    =======
The accompanying notes are an integral part of these consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    April 30, 1997, 1996 and 1995


  (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Consolidation  and Other General Principles

       The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its wholly-owned subsidiaries ("PHI" or the "Company") after the elimination of all significant intercompany accounts and transactions. Investments in 20 to 50 percent owned affiliates are accounted for by the equity method and consist primarily of investments in foreign affiliates.

       The Company recognizes revenue on the accrual basis, generally during the month in which the services are rendered. Foreign currency transactions are not material.

       Use of Estimates

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

       Inventories

       Inventories are stated at the lower of average cost or market and consist primarily of spare parts and aviation fuel. The valuation reserve related to obsolete and excess inventory was $ 2,389,000 at April 30, 1997 and 1996.

       Property and Equipment

       Property and equipment are recorded at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method based upon estimated useful lives of ten years for flight equipment and three to ten years for other equipment. Accelerated methods are used for tax purposes.
       A residual value of 25% of cost is used in the calculation of depreciation of flight equipment and other equipment. When property and equipment is sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings at the time of sale or other disposition, except in the case of long-term sale and leaseback transactions.

       On May 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption had no impact on the Company's results of operations or financial position.

       Income Taxes

       A consolidated federal income tax return is filed by the Company and its subsidiaries. Income taxes have not been provided on the undistributed net earnings of the investee companies since, among other things, the amount of taxes involved is not significant.

       Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

       Self-Insurance

       The Company maintains a self-insurance program for a portion of its health care costs. The Company is liable for claims up to $ 200,000 per covered individual annually, and aggregate claims up to $ 3,556,673 annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.

       The Company does not presently have any significant obligations for post employment benefits.

       Concentration of Credit Risk

       The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit worthy financial institutions and currently invests primarily in U.S. government obligations with maturities of less than three months. The Company does not believe significant credit risk exists with respect to these securities at April 30, 1997.

       A majority of the Company's business is conducted with major oil and gas exploration companies with operations in the Gulf of Mexico. The Company continually evaluates the financial strength of its customers but does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions and other information. In each of the statement of earnings presented, Shell Oil Company accounted for more than 10% of the revenues.

       Earnings per Common and Common Equivalent Share

       Primary earnings per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options) outstanding during each year using the treasury stock method.

       Reclassifications

       Certain reclassifications have been made to the prior years financial statements in order to conform with the classifications adopted for reporting in 1997.

       Fair Value of Financial Instruments

       Fair value of cash, cash equivalents, accounts receivable, accounts payable and debt approximates book value at April 30, 1997.

       Stock Compensation

       On May 1, 1996, the Company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

       New Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. Management does not believe that this pronouncement will have a material impact on its earnings per share amounts when adopted in fiscal 1998.

       On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 130.

       On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 131.

  (2)  LONG-TERM DEBT
                                                   April 30,    April 30,
                                                     1997         1996
                                                   (Thousands of dollars)
                                                 ---------     ----------
        Secured term loan note due
        October 31, 2003, due in
        quarterly installments of
        $ 1,000,000, bearing interest
        (at rates varying between 6.84%
        and 7.1% at April 30, 1997).             $  39,000    $  25,562

        Secured note due October 31,
        1998, under a revolving
        credit facility totaling
        $ 40,000,000 bearing interest
        (at rates varying between 6.93%
        and 8.5% at April 30, 1997).                17,000        4,500

        Secured 10 year promissory notes
        due in monthly installments of
        $ 107,747 commencing July 9, 1993
        with a fixed interest rate of 7.0%.          6,460       7,270
                                                    ------      ------
        Total Debt                                  62,460      37,332
            Less: Current Maturities                 4,868       8,810
                                                    ------      ------
            Total Long-term Debt                 $  57,592    $ 28,522
                                                    ======      ======

        Scheduled maturities of debt are as follows:

                                        (Thousands of dollars)
                                 1998             $  4,868
                                 1999                4,931
                                 2000                4,998
                                 2001                5,070
                                 2002                5,148
                                 Thereafter         37,445
                                                    ------
                                                  $ 62,460
                                                    ======

       At April 30, 1997, the following assets and their related book values are pledged as collateral on notes aggregating $ 62.5 million:

                                           (Thousands of dollars)
               Equipment, net of depreciation    $ 85,955
               Inventory                           29,807
               Accounts receivable, net            31,107
                                                  -------
                                                 $146,869
                                                  =======

        Term Loan and Revolving Credit Facility

           On August 13, 1996 the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The new agreement increased the Company's credit capacity to $ 65 million from $ 55 million. In addition, the new agreement reduced the Company's effective interest rate on its outstanding debt under this facility. On March 31, 1997, the Company modified the agreement again which among other things: i) reduced the Company's effective interest rate, ii) increased the total credit capacity to $ 80 million from $ 65 million, iii) reduced the mandatory quarterly principal payments to $ 1.0 million from $ 2.0 million, and iv) provided a fixed rate option for up to $ 40 million of the total outstanding debt under the facility. The interest rate reduction was effective January 1, 1997. The interest expense reduction for this new agreement, for the fiscal year ended April 30, 1998, using current debt levels at April 30, 1997, is approximately $ 0.1 million. There is a commitment fee of 0.375% per annum on the unused portion of the credit facility.

           Both the term loan and the revolving credit facility are subject to certain financial covenants with which the Company was in compliance at April 30, 1997. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions some of which restrict purchases of the Company's stock, capital expenditures and payment of dividends. Such agreements also limit the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt), and the acquisition of investments. At April 30, 1997, the Company's working capital exceeded the amount required by approximately
           $ 18.3 million, and shareholders' equity exceeded the required level by approximately $ 8.7 million. Dividends are generally limited to 20% of net earnings.

           The secured term and revolving loan agreement permit both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR. The average amounts of borrowings outstanding during 1997 and 1996 were approximately $ 57.4 million and $ 38.9 million, respectively. The weighted average interest rates during 1997 and 1996 were approximately 7.5% and 8.0%, respectively, on these borrowings.

           Cash paid for interest was $ 4,054,000, $ 3,351,000, and $ 2,970,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

  (3)   INCOME TAXES

        Income tax expense for the three years ended April 30, 1997, is composed of the following:

                                             1997     1996    1995
                                             ----     ----    ----
        Current:                             (Thousands of dollars)
           Federal                         $  765   $  757  $ 1,234
           State                              296      344      270
           Foreign                             53       85       59
           Deferred - principally Federal   3,273    2,901    2,043
                                            -----    -----    -----
                                          $ 4,387   $4,087  $ 3,606
                                            =====    =====    =====

    Deferred income tax expense (benefit) results from the following:
                                             1997     1996     1995
                                             ----     ----     ----
                                             (Thousands of dollars)

        Accelerated depreciation          $ 2,911   $ 1,408 $ 2,564
        Accrued expenses and other
        liabilities                           407      (138) (2,353)
        Effect of tax credits                 (45)    1,631   1,832
                                            -----     -----   -----
                                          $ 3,273   $ 2,901 $ 2,043
                                            =====     =====   =====

    Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                                          Years ended April 30

                                      1997            1996         1995
                                  Amount    %      Amount   %   Amount    %
                                 -------    --    -------   --  ------    --
                            (Thousands of dollars, except percentages)
   Income taxes at
     statutory rate              $ 3,691    34    $ 3,588   34  $ 2,988   34
     Increase (decrease) in
     taxes resulting from:
       Equity in net (earnings)
         losses of consolidated
         investee companies         (108)   (1)     (134)   (1)      28   -
       Effect of state income
       taxes                         195     2       227     2      178    2
       Other items - net             609     5       406     4      412    5
                                   -----    --     -----    --    -----   --
                                 $ 4,387    40   $ 4,087    39  $ 3,606   41
                                   =====    ==     =====    ==    =====   ==

  For income tax purposes, the Company had approximately $126,000 of general business tax credit carryforwards. These general business tax credit carryforwards will expire between 1998 and 2001. The Company also has approximately $564,000 of alternative minimum tax credit carryforwards available to reduce future Federal regular income taxes over an indefinite period.

  The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996 are presented below:

                                          1997       1996
                                          ----       ----
                                      (Thousands of dollars)
  Deferred tax assets:
       Tax credits                     $   690    $   645
       Vacation accrual                  1,763      1,774
       Inventory valuation                 880        881
       Workman's compensation reserve      381        381
       Other                             2,494      2,678
                                         -----      -----
         Total deferred tax assets       6,208      6,359
                                         -----      -----
  Deferred tax liabilities:
       Tax depreciation in excess of book
        depreciation                    23,751     20,840
       Other                               696        485
                                        ------     ------
       Total deferred tax liabilities   24,447     21,325
                                        ------     ------

         Net deferred tax liability    $18,239   $ 14,966
                                        ======     ======
  No valuation allowance was recorded against the deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences.

  Income taxes paid were approximately $ 2,355,000, $ 2,267,000, and $ 1,168,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

  (4)  EMPLOYEE BENEFIT PLANS

     Savings and Retirement Plans

  The Company established, effective July 1, 1989, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan provides that the Company match up to 3% of employee contributions. The Company's contribution was $ 1,585,000,
  $ 1,616,000, and $ 1,586,000 for the years ended April 30, 1997,
  1996, and 1995, respectively.

  Effective September 1, 1994, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides senior management with supplemental retirement and death benefits at age
  65. Life insurance policies, of which the Company is the sole owner and beneficiary, were purchased on the lives of each of the participants. Supplemental retirement benefits were based on one-third (1/3) of the participants' monthly income at the time of adoption. Currently, there are no SERP provisions for an increase in benefits, partial vesting or early retirement. The assumed discount rate was 7.5%. Expenses related to the plan were $ 275,000, $ 308,000 and $ 197,000 for 1997, 1996, and
  1995, respectively.

  During fiscal 1996, the Board of Directors approved an Officer Deferred Compensation Plan and a Director Deferred Compensation Plan. Both plans were effective May 31, 1995. The plans permit key officers and all directors to defer a portion of their compensation. The plans are nonqualified and unfunded.

  Stock Option Plans

  Effective May 1, 1992, the Company's Board of Directors adopted the Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Plan"). The Plan was approved at the Annual Meeting of Shareholders on September 30, 1992. The Company is authorized to grant non-qualified stock options and stock appreciation rights to selected employees to purchase up to 100,000 shares of the Company's non-voting common stock at an exercise price of not less than 25% of their fair market value at the date of grant. The options may be exercised any time after one year from the date of grant until their expiration at five years from such date.

  During fiscal 1993 an officer of the Company was granted non-qualified options to purchase 15,000 shares of voting common stock at the fair market value of the stock at the date of grant.

  Effective May, 1995 the Company's Board of Directors adopted the PHI 1995 Incentive Plan (the "1995 Plan"). The 1995 Plan was approved at the Annual Meeting of Shareholders on September 22, 1995. The Company is authorized to issue a total of 175,000 shares of voting common stock and 325,000 shares of non-voting common stock under the 1995 Plan. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards and cash awards. During fiscal 1997, 23,960 non-voting restricted shares and 23,200 non-voting stock options were granted under the 1995 Plan. The exercise price of the stock option grants is equal to the fair market value of the underlying stock at the date of grant. The restricted shares and the options vest on July 31, 1997 only to the extent certain 1997 performance targets are met. To the extent the restricted shares become vested they will become unrestricted on July 31, 2000. The restricted shares expire on May 31, 2005. The non-voting options, in the event they become vested, are one-half exercisable on July 31, 1997 and one-half excercisable on July 31, 1998. These options expire on July 30, 2006. During fiscal 1996, 23,200 and 116,000 non-qualified stock options for voting and non-voting common stock, respectively, were granted under the 1995 Plan. The exercise price of the grants is equal to the fair market value of the underlying stock at the date of grant. These options vested on July 31, 1996 to the extent certain 1996 performance targets were met. One half of all vested stock options became exercisable on July 31, 1996 and one half will become exercisable on July 31, 1997. The stock options expire on May 31, 2005.

  Under the Company's stock option plans, there were 615,000 shares of common stock reserved for issue at April 30, 1997. The Company recorded compensation expense related to the 1995 Plan of $ 0.4 million during fiscal 1997.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), which encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earning per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied in fiscal 1997 and fiscal 1996. The pro forma data presented below is not representative of the effects on reported amounts for future years because SFAS No. 123 does not apply to awards prior to fiscal 1995 and additional awards are expected in the future.

                                     As Reported      Pro Forma
                                    1997     1996     1997     1996
                                 -------  -------  -------  -------
      Net earnings               $ 6,470  $ 6,466  $ 6,470  $ 6,090
      Earnings per share         $  1.27  $  1.28  $  1.27  $  1.20
      Average shares outstanding   5,080    5,066    5,080    5,066
      Avg. fair value of grants
        during the year                            $  7.45  $  4.50

   Black-Sholes option pricing model assumptions:

      Risk-free interest rate                          6.5%        6.5%
      Expected life (years)                              4           4
      Volatility                                        12%         19%
      Dividend yield                                  1.11%       1.24%

  The following table summarized information about stock options outstanding as of April 30, 1997:

                      Options Outstanding           Options Exercisable
                      -------------------           -------------------

                          Weighted-Avg
                            Remaining    Weighted-              Weighted-
    Range of       As of   Contractual Avg. Exercise    As of  Avg. Exercise
 Exercise Prices  4/30/97   Life-Yrs.     Price       04/30/97   Price
  ------------    ------     --------     -----       --------   -----
 $8.50 - $9.99   112,649       8.0      $  8.73        55,061   $  8.73

$10.00 - $15.50  105,660       3.3      $ 15.50        58,500   $ 15.50
                 -------                              -------
                 218,309       5.7      $ 12.01       113,561   $ 12.22
                 =======                              =======

  A summary of the Plans' activities for the years ended April 30, 1997, 1996, and 1995 is as follows:

                                      1992 Plan    Other      1995 Plan
                                       Options    Options      Options
                                      ---------   -------     ---------
                                         Non-                          Non-
                                Total   Voting     Voting   Voting    Voting
   Balance outstanding at      ------   ------     ------   ------    ------
    April 30, 1994             96,000   81,000     15,000      -         -

   Options lapsed/cancelled    (6,000)  (6,000)       -        -         -
                               ------   ------     ------   ------   -------
   Balance outstanding at
    April 30, 1995             90,000   75,000     15,000      -         -
                               ------   ------     ------   ------   -------
   Options granted at $ 9.75
    (voting) and $ 8.50
    (non-voting)              139,200      -          -     23,200   116,000

   Options exercised          (10,000)     -      (10,000)     -         -
                               ------  ------      ------   ------   -------
   Balance outstanding at
    April 30, 1996            219,200  75,000       5,000   23,200   116,000
                              =======  ======      ======   ======   =======
   Options granted at $ 15.50
    (non-voting)               47,160     -          -        -       47,160

   Options lapsed/cancelled   (24,024)    -          -      (2,720)  (21,304)

   Options exercised          (24,027)(16,500)     (5,000)    -       (2,527)

   Balance outstanding at
    April 30, 1997            218,309  58,500        -      20,480   139,329
                              =======  ======      ======   ======   =======
   Shares exercisable at
    April 30, 1995 at a price
    range of $10.00 to $15.50  30,000  25,000      5,000      -          -
   Shares exercisable at      =======  ======     ======    ======   =======
    April 30, 1996 at a price
    range of $10.00 to $15.50  50,000  50,000      5,000      -          -
   Shares exercisable at      =======  ======     ======    ======   =======
    April 30, 1997 at a price
    range of $8.50 to $15.50  113,561  58,500       -       10,240    44,821
                              =======  ======     ======    ======   =======
   Shares available for future
    grant at April 30, 1997   338,640  25,000       -      151,800   161,840
                              =======  ======     ======   =======   =======

(5)  SUPPLEMENTAL CASH FLOW INFORMATION AND FINANCING ACTIVITIES

     In 1997, the Company reported proceeds from equipment sales of $ 6.6 million. The original cost and accumulated depreciation associated with these transactions were $ 9.6 and $ 4.3 million, respectively. In 1996, the Company reported proceeds from equipment sales of $ 6.1 million. The original cost and accumulated depreciation associated with these transactions were $ 10.8 and $ 5.5 million, respectively.

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

     On July 13, 1995 the Company purchased 49% of Irish Helicopters Limited (IHL) based in Dublin Ireland for $ 3 million. IHL operated five aircraft which were engaged primarily in search and rescue missions off the Irish Coast. In the third quarter of fiscal year 1997, the Company recorded a $ 0.7 million writedown on this investment. The Company sold this investment in the fourth quarter of fiscal year 1997 and received proceeds which approximated the initial cost.

(6)  SHAREHOLDERS' EQUITY

     During fiscal 1997, the Company offered its shareholders who owned either of record or beneficially in a single account, twenty-five or fewer shares of PHI common stock, the opportunity to sell their common stock through a purchase program. Approximately 3,900 shares were repurchased by the Company at a purchase price of between $ 18.00 and $ 19.00 a share.

     On February 28, 1995 the Company purchased 413,308 shares of the Company's common voting stock at market value for $ 4.5 million from Offshore Navigation, Inc. ("ONI"), an affiliate of the Company. Prior to the acquisition, these shares represented approximately 12.6% of the Company's outstanding voting common stock. The shares were placed in the Company's treasury and subsequently retired.

(7)  COMMITMENTS AND CONTINGENCIES

     The Company leases certain aircraft used in its operations. The Company generally pays all insurance, taxes and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options.

     Aggregate rental commitments to lease aircraft under noncancellable operating leases are due in years subsequent to April 30, 1997, as follows:

                                       (Thousands of dollars)
                1998                        $ 11,447
                1999                          11,086
                2000                          10,799
                2001                          10,555
                2002                           9,714
                Thereafter                    23,668
                                              ------
                                            $ 77,269
                                              ======
      Rental expense incurred under these leases consisted of the following:

                               (Thousands of dollars)
                               (Years ended April 30)

                           1997       1996         1995

             Aircraft   $ 12,328   $ 12,145   $   11,364
             Other         1,730      1,690        1,745
                          ------     ------       ------
                        $ 14,058   $ 13,835   $   13,109
                          ======     ======       ======

      Subsequent to year end, the Company purchased one aircraft for an aggregate of $ 2.2 million. In addition, the Company plans to purchase seventeen helicopters in 1998. The total purchase price is estimated to be $ 22.6 million. These purchases are subject to obtaining customer commitments.

      The Company has policies and procedures in effect to strictly monitor its compliance with environmental regulations at its operating locations. In the first quarter of fiscal 1996 the Company began an environmental review at selected domestic bases. Known or suspected fuel contamination has been identified at all the bases reviewed. Management now believes it is likely that similar fuel contamination will be found at additional bases.

      The Company has expensed, including provisions for environmental costs, $ 1,325,000 and $ 1,797,000 in 1997 and 1996, respectively, related to remediation costs at five bases. The Company is currently conducting assessments at three additional bases to determine the extent of remediation required at these locations. The aggregate liability for environmental related costs, at April 30, 1997, is $ 1.4 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

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

      On Monday, June 2, 1997, the Company was notified by the National Mediation Board that the Office and Professionals Employees International Union (OPEIU) filed an application to represent flight deck crew members (helicopter pilots) of PHI. Should the Company's domestic pilots elect to be represented by a union, the Company believes that this would place the Company at a competitive disadvantage which could have a material adverse effect on the Company's revenues and results of operations.

(8)   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The summarized quarterly results of operations for the years ended April 30, 1997 and 1996 (in thousands of dollars, except per share data) are as follows:

                                    Quarter Ended
                       ----------------------------------------------
                       July 31,   October 31,  January 31,   April 30,
                         1996        1996         1997         1997
                       -------    ----------   ----------    --------
     Revenues          $50,273      $55,378      $52,568      $54,169
     Gross profit      $ 7,675      $ 7,915      $ 7,088      $ 4,529
     Net earnings      $ 2,278      $ 2,285      $ 1,314      $   593
     Net earnings
       per share       $   .45      $   .45      $   .26      $   .12

                                   Quarter Ended
                      -----------------------------------------------
                       July 31,   October 31,  January 31,  April 30,
                         1995        1995         1996        1996
                       -------    ----------   ----------   --------

     Revenues          $46,710      $48,418      $45,712      $46,489
     Gross profit      $ 5,134      $ 6,233      $ 5,486      $ 6,413
     Net earnings      $ 1,391      $ 1,934      $ 1,339      $ 1,802
     Net earnings
       per share       $   .27      $   .39      $   .26      $   .36

      The unaudited quarterly financial data above have been restated from the Company's previously filed Forms 10-K and 10-Q to reflect certain reclassifications from selling, general and administrative costs to direct expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            There have been no change in and there are no disagreements between the Company and its independent certified public accountants on accounting and financial disclosure matters.

                               Part III

Item 10. Directors and Executive Officers of the Registrant

            Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4.(a) Executive officers of the registrant.

Item 11. Executive Compensation

            Information required by this item will be included in the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Shareholder and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

            Information required by this item will be included in the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

            Information required by this item will be included in the Company's definitive proxy statement in connection with its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                               Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements

              Included in Part II of this report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets - April 30, 1997 and 1996

                  Consolidated Statements of Earnings for the three years ended April 30, 1997

                  Consolidated Statements of Shareholders' Equity for the three years ended April 30, 1997

                  Consolidated Statements of Cash Flows for the three years ended April 30, 1997

                  Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

              Schedule II  - Valuation and Qualifying accounts for
                            the years ended April 30, 1997, 1996,
                            and 1995.

     3. Exhibits

      3   Articles of Incorporation and By-laws

      3.1 (i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended
                October 31, 1994).

          (ii)  By-laws of the Company as amended on August 18,
                1996 (incorporated by reference to Exhibit No.
                3.1(ii) to PHI's Report on Form 10-Q for the
                quarterly period ended July 31, 1996).
      10   Material Contracts

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

      10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of March 31, 1997 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce, and
           NationsBank of Texas, N.A., as agent.

      10.4 Installment promissory note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $ 3,122,441.56, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated
           April 30, 1993).

      10.5 Installment Promissory Note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $ 3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibit No. 10.5 to PHI's Report on Form 10-K dated
           April 30, 1993).

      10.6 Installment Promissory Note dated June 4, 1993 by PHI payable to debis Financial Services, Inc. in the original principal amount of $ 3,078,695.58, secured by Aircraft Security Agreement dated June 4, 1993 between PHI and debis Financial Services, Inc. (incorporated by reference to Exhibit No. 10.6 to PHI's Report on Form 10-K dated
           April 30, 1993).

      10.7 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

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

     10.12 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No
           10.12 to PHI's Report on Form 10-K dated April 30, 1996).

     10.13 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

     10.14 Form of Restricted Stock Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive
           Compensation Plan, as amended (incorporated by reference to Exhibit No. 10.2 to PHI's Report on Form 10-Q dated October 31, 1996).

     10.15 Non-qualified Stock Option Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive
           Compensation Plan, as amended between PHI and Carroll W. Suggs (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q dated October 31, 1996).

     21    Subsidiaries of the Registrant

     23.1  Consent of KPMG Peat Marwick LLP

     27.1  Financial Data Schedule

     (b)   Reports on Form 8-K
             No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal
             1997.

            Petroleum Helicopters, Inc. and Subsidiaries
           Schedule II  Valuation and Qualifying Accounts
         For the Years Ended April 30, 1997, 1996, and 1995
                           (in thousands)

                                               Additions
                                            ----------------
                             Bal. at  Charged to Charged to            Balance
     Description            Beginning  Costs and  Other                At End
     -----------             of Year   Expenses   Accounts Deductions  of Year
Year ended April 30, 1997:   -------    -------   ------    -------    -----
 Allowance for doubtful
   accounts                  $  923     $ 415      $  -     $ 178     $ 1,160
 Allowance for obsolete
   inventory                  2,389        -          -        -        2,389


Year ended April 30, 1996:
 Allowance for doubtful
   accounts                  $  788    $ 250       $  -     $ 115     $   923
 Allowance for obsolete
   inventory                  2,139      250          -        -        2,389


Year ended April 30, 1995:
 Allowance for doubtful
   accounts                  $  493   $ 300        $  -     $   5     $   788
 Allowance for obsolete
   inventory                  2,139      -            -         -       2,139


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PETROLEUM HELICOPTERS, INC.


                                 By:   /s/ Carroll W. Suggs
                                      -----------------------
                                           Carroll W. Suggs
                                           Chairman of the Board,
                                           Chief Executive Officer
                                           and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                     Title                  Date
     ---------                     -----                  -----


   /s/ Carroll W. Suggs    Chairman of the Board,      July 24, 1997
   -------------------    Chief Executive Officer
       Carroll W. Suggs   and Director (Principal
                            Executive Officer)


   /s/ John H. Untereker     Vice President and       July 24, 1997
   ---------------------   Chief Financial Officer
       John H. Untereker   Principal Financial and
                             Accounting Officer)


   /s/ Leonard M. Horner         Director             July 24, 1997
   ---------------------
       Leonard M. Horner

   /s/ Robert G. Lambert         Director             July 24, 1997
  ----------------------
       Robert G. Lambert


   /s/ James W. McFarland        Director             July 24, 1997
   ----------------------
       James W. McFarland

   /s/ Bruce N. Whitman          Director             July 24, 1997
   --------------------
       Bruce N. Whitman