Form 10-Q
period 1997-07-31
PETROLEUM HELICOPTERS INC
filed 1997-09-12
CIK 350403

=========================================================================
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  July 31, 1997

                             OR

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____to _____

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

                          YES X  NO
                             ---    ---

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the  number of shares outstanding of  each  of  the
Issuer's   classes  of  common  stock,  as  of   the   latest
practicable date.

             Class              Outstanding at September 10, 1997
             -----              --------------------------------
       Voting Common Stock               2,800,886
     Non-Voting Common Stock             2,294,066

=========================================================================

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Thousands of Dollars)
                         (Unaudited)
                                               July 31,      April 30,
                                               -------       --------
                                                 1997         1997(1)
                                               -------       --------
ASSETS
Current assets:
 Cash and cash equivalents                   $     632     $    2,437
 Account receivable - net of allowance          36,916         35,547
 Inventory                                      31,608         30,202
 Prepaid expenses                                1,092          1,115
 Refundable income taxes                           120          1,344
 Notes receivable - investee companies             797          1,313
                                               -------        -------
    Total current assets                        71,165         71,958
                                               -------        -------
Notes receivable                                    22             22
Investments                                      2,576          2,480
Property and equipment:
 Cost                                          249,526        244,047
 Less accumulated depreciation                (123,584)      (122,220)
                                               -------        -------
                                               125,942        121,827
                                               -------        -------
Other                                              522            344
                                               -------        -------
                                           $   200,227    $   196,631
                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses     $    19,011    $    21,059
 Accrued vacation pay                            4,786          4,784
 Current portion of long-term debt               4,884          4,868
                                               -------        -------
    Total current liabilities                   28,681         30,711
                                               -------        -------
Long-term debt                                  61,365         57,592
Deferred income taxes                           18,239         18,239
Other long-term liabilities                      3,022          2,673

Shareholders' equity:
 Voting common stock                               280            280
 Non-voting common stock                           229            229
 Additional paid-in capital                     10,793         10,810
 Retained earnings                              77,618         76,097
                                               -------        -------
                                                88,920         87,416
                                               -------        -------
                                           $   200,227    $   196,631
                                               =======        =======

(1)The balance sheet at April 30, 1997 is condensed from the audited financial statements at that date. The accompanying notes are an integral part of these condensed consolidated financial statements.


        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

        (Thousands of dollars, except per share data)
                         (Unaudited)


                                      Three Months Ended July 31,
                                      --------------------------
                                            1997         1996
                                            ----         ----
REVENUES
 Operating revenues                  $     55,914  $     50,240
 Gain on equipment
   disposals                                  352             4
 Equity in net earnings
   of investee companies                       94            29
                                           ------        ------
                                           56,360        50,273
                                           ------        ------
EXPENSES:
 Direct expenses                           48,297        42,565
 Selling, general and
   administrative expenses                  3,900         2,980
 Interest expense                           1,182           867
                                           ------        ------
                                           53,379        46,412
                                           ------        ------
Earnings before income taxes                2,981         3,861

Income taxes                                1,206         1,583
                                           ------        ------
Net earnings                         $      1,775  $      2,278
                                           ======        ======
Net earnings per share               $       0.35  $       0.45
                                           ======        ======
Weighted average common
 shares outstanding                         5,095         5,076
                                           ======        ======
Dividends declared per common
 share                               $       0.05  $       0.05
                                           ======        ======


The   accompanying  notes  are  an  integral  part  of  these
condensed consolidated financial statements.


        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Thousands of Dollars)
                         (Unaudited)


                                          Three Months Ended July 31,
                                          --------------------------
                                                1997         1996
                                                ----         ----
Cash flows from operating activities:
 Net earnings                                $  1,775   $    2,278
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
 Depreciation                                   2,859        2,265
 Gain on equipment disposals                     (352)         (4)
 Equity in net earnings of investee companies     (94)        (29)
 Changes in operating assets and liabilities   (2,738)     (5,179)
                                                ------      ------
 Net cash provided by (used in) operating
   activities                                    1,448       (669)

Cash flows from investing activities:
 Investments                                       -         (657)
 Purchase of property and equipment             (8,164)   (12,425)
 Proceeds from asset dispositions                1,398         12
                                                ------      ------
 Net cash used in investing activities          (6,766)   (13,070)

Cash flows from financing activities:
 Proceeds from long-term debt                   11,000      16,675
 Payments on long-term debt                     (7,209)     (2,197)
 Dividends paid                                   (254)       (254)
 Other, net                                        (24)         -
                                                ------      ------
Net cash provided by financing activities        3,513      14,224

Increase (decrease) in cash and cash
equivalents                                     (1,805)        485

Cash and cash equivalents at beginning of
period                                           2,437       1,899
                                                ------      ------
Cash and cash equivalents at end of period   $     632   $   2,384
                                                ======      ======

The   accompanying  notes  are  an  integral  part  of  these
condensed consolidated financial statements.



        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS ENDED JULY 31, 1997 AND 1996


(1) General

       The accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with Form 10-Q instructions of the Securities and Exchange Commission ("SEC") from the books and records of Petroleum Helicopters, Inc. ("PHI" or the "Company").
In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the SEC; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1998. These reclassifications had no impact on net income or shareholders' equity.

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

(2) Commitments and Contingencies

     On Monday, June 2, 1997, the Company was notified by the
National Mediation Board ("NMB") that the Office and Professional Employees International Union (OPEIU) filed an application to represent flight deck crew members (helicopter pilots) of
PHI.   On  September 4, 1997 the NMB reported that the Company's
helicopter pilots voted to reject union representation. The OPEIU has recently filed objections with the NMB seeking to require a new election. The Company will vigorously contest the OPEIU's objections. On August 6, 1997, the domestic pilots of one of the Company's chief competitors voted to become members of this union.

(3) New Accounting Pronouncements

      In  February  1997, the Financial Accounting  Standards
Board issued Statement of Financial Accounting Standards  No.
128, Earnings Per Share ("FAS 128").  FAS 128 will change the computation,  presentation  and disclosure  requirements  for earnings per share amounts. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on  the  face  of the income statement for all entities  with
complex  capital  structures.   FAS  128  is  effective   for
financial statements issued for periods ending after December
15, 1997 and requires restatement of all prior period earnings per share amounts. Management does not believe that this pronouncement will have a material impact on the Company's calculation or presentation of its earning per share amounts.


Item  2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     The Company is engaged in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance to outside parties, referred to herein as "Technical Services".

     This discussion should be read in conjunction with the accompanying financial statements and with the financial statements for the year ended April 30, 1997 and the related notes and Management's Discussion and Analysis.

RESULTS OF OPERATIONS

     The following is a comparison of the first quarter of the fiscal year ending April 30, 1998 with the comparable period of the prior fiscal year.

  Revenues

     The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Domestic Oil and Gas and International contracts are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to contractual commitments and which generally carry higher rates.

     Aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination.

     The   following table summarizes and compares the
Company's operating revenues by certain markets for the quarters ended July 31, 1997 and 1996:

(Thousands of dollars, except percentages and flight hours)

                 Operating Revenues for the Quarter Ended July 31,
                 -------------------------------------------------

                                                        Increase
                                                        ---------
                                  1997       1996        $     %
                                  ----       ----       --    --
Domestic Oil and Gas           $ 39,540  $  35,409  $  4,131   12

Aeromedical Services              7,897      7,636       261    3

International                     5,203      5,002       201    4

Technical Services and Other      3,274      2,193     1,081   49
                                 ------     ------     -----   --

Total Operating Revenues       $ 55,914  $  50,240  $  5,674   11
                                 ------     ------     -----

Total Flight Hours               67,114     62,876     4,238    7
                                 ======     ======     =====



     Earnings were adversely impacted by flood damage caused by Hurricane Danny to twenty-six aircraft located at one of the Company's field bases. The estimated effect of this damage was $ .05 per share and primarily relates to the incremental effect of lost revenue. Although most of the damaged aircraft were repaired and generating revenue by the end of the quarter, the ensuing quarter could be negatively impacted as well, as four of these aircraft will not be fully operational until October, 1997 at the earliest.

Domestic Oil and Gas

     Domestic Oil and Gas revenues for the quarter ended July 31, 1997 increased 12% to $ 39.5 million from $ 35.4 million. The Company primarily attributes the increase to better economic conditions in the Gulf of Mexico. Flight hours increased 7% to 54,088 hours from 50,456 hours for the quarter ended July 31, 1996.

Aeromedical Services

     Aeromedical revenues increased slightly to $ 7.9 million, or 3%, from $ 7.6 million. The total Aeromedical contracts and aircraft as of July 31, 1997 are 14 and 37, respectively, with no change from July 31, 1996. EMS flight hours for the quarter decreased 15 hours to 4,707 hours.

International

     International Oil & Gas revenues increased 4% to  $  5.2
million from $ 5.0 million due primarily to increased  flight
hours  and  the addition of one new contract.   Flight  hours
rose 68 hours to 6,728 hours.

Technical Services and Other

     Technical  Services and other revenues increased  $  1.1
million, to $ 3.3 million due primarily to an increase in engine and component overhaul work.

Direct Expenses

     Direct expenses increased $ 5.7 million, or 13%, to $48.3 million primarily as a result of increased activity
levels.    Direct  expenses  as  a  percentage  of  operating
revenues increased which reduced the Company's operating margin to 13.6% from 15.3% in the prior year's comparable
quarter.   The Company is incurring  higher  than expected
maintenance costs as rapid fleet expansion caused more maintenance to be performed at outside vendors.

     Human Resources costs including employee benefit costs, increased $ 0.8 million, or 4% to $ 19 million. This increase is due primarily to the hiring of additional personnel which were needed due to increased flight and flight related activity.

     Spare parts usage and repairs and maintenance increased $ 2.3 million, or 24% to $ 11.8 million. The Company is incurring higher than expected maintenance costs due to the increase in fleet size over the past year. The Company has significantly increased the amount of work sent for outside repair, which is more costly than performing the work in-house, in order to meet current aircraft utilization requirements.

     Aircraft depreciation increased $ 0.5 million, or 23% to $ 2.7 million, due to the purchase of additional aircraft. The Company purchased twenty-eight aircraft in fiscal year 1997 and has purchased four aircraft during fiscal year 1998.

     Helicopter rent increased $ 0.4 million, or 13%, to $ 3.5 million, due to the addition of several new leased aircraft. There were seventy-nine leased aircraft as of July 31, 1997 as compared to sixty-five at July 31,1996.

     All other aircraft costs increased $ 1.1 million, or 13%, to $ 9.4 million. These increases were primarily due to increased flight activity and additional costs incurred for the Company's training program. The Company incurred an additional $0.4 million in outside training costs in the first quarter of fiscal year 1998 as compared to the same period in the prior year.

     Technical  Services  cost  of  sales  increased  $   0.6
million,  or  43%  to  $  2.0  million.   This  increase   is
consistent with the increase in revenues noted above.

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses increased
$ 0.9 million, or 30%, to $ 3.9 million. This increase was primarily ascribable to the following: $ 0.3 million due to consulting fees related to the information system upgrade programs, which commenced in 1996 and will continue through fiscal 1998; and $ 0.4 million due to legal and other consulting fees.

Interest Expense

     Interest expense increased $ 0.3 million or 33% to $ 1.2 million. This was primarily related to the increase in the Company's long-term debt. Average long-term debt increased
$ 19.8 million over the prior year first quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a comparison of the first quarter of the fiscal year ending April 30, 1998 with the year ending
April 30, 1997.

     The  Company's cash position as of July 31, 1997  was
$ 0.6 million compared to $ 2.4 million at April 30, 1997, the Company's fiscal year end. Working capital increased $ 1.3 million from $ 41.2 million at fiscal year end to $ 42.5
million.   The increase was primarily related to an  increase
in accounts receivable and inventory of $ 1.4 million and $ 1.4 million, respectively, and a decrease in accounts payable and accrued expenses of $ 2.0 million. This was partially offset by the combined changes in refundable income taxes and notes receivable of $ 1.7 million and a $ 1.8 million decline in the Company's cash position.

     Total long-term debt increased $ 3.8 million to $ 61.4 million as a result of the investing activities described below. The Company's current debt obligation for fiscal 1998 totals $ 4.9 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. At July 31, 1997, the Company had $ 20.0 million of credit capacity available under its credit facility. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreement.

     Cash provided by operating activities was $ 1.4 million for the quarter. Investing activities primarily included the
purchase   and  completion  of  several  aircraft,   aircraft
improvements,  and engines for $ 8.2 million.   Proceeds  from
asset  dispositions were primarily due to  the  sale  of  two
aircraft that no longer met PHI fleet requirements.   A  gain
of  $  0.3  million  was  recognized  relating  to  the  sale
transactions.   Investing activities  were  primarily  funded
through  increased  borrowings  under  the  Company's  credit
facility.   The Company also paid a dividend of  $  0.05  per
share during the first quarter of fiscal 1998.

     The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The Company has expensed, including provisions for environmental costs, $ 0.3 million for the quarter ending July 31, 1997 as compared to $ 0.4 million for the comparable quarter in fiscal year 1997. The aggregate liability for environmental related costs at July 31, 1997 is $ 1.7 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Act of 1933 and other written or oral statements made by it or on its behalf, are forward looking statements. When used herein, the words "anticipates", "expects", "believes", "intends", "plans", or "projects" and similar expressions are intended to identify forward looking statements. It is important to note that forward looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward looking statements. Although the Company believes that the assumptions reflected in forward looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures required to fund its operations, environmental risks, competition, government regulation, unionization and the ability of the Company to implement its business strategy. All forward looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS AT A GLANCE (Unaudited)

  The   following  table  provides  a  summary  of   critical
operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                  Three  Months Ended  July 31,
                                   --------------------------
Operations                             1997          1996
                                       ----         -----
    Operating revenues            $  55,914    $     50,240

    Net earnings                      1,775           2,278
    Net earnings per share              .35             .45
    Book value per share              17.30           16.24
    Annualized return on
        shareholders' equity           8.0%           11.0%
    Total flight hours - operated    67,114          62,876


Financial Summary             July 31, 1997   April 30, 1997
                              --------------  ---------------
    Net working capital           $  42,484    $     41,247
    Net book value of
        property and equipment      125,942         121,827
    Long-term debt                   61,365          57,592

General Statistics

    Aircraft Operated                   318             314
    Employees                         1,868           1,851



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

27            Financial Data Schedule.

(b)  Reports on Form 8-K

              No reports were filed on Form 8-K for the quarter ending July 31, 1997.








                          SIGNATURES


     Pursuant  to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Petroleum Helicopters, Inc.


September 10, 1997             By: /s/ Carroll W. Suggs
                              -------------------------------
                              Carroll W. Suggs
                              Chairman of the Board,
                              President and Chief Executive Officer
                              (duly authorized officer)


September 10, 1997             By: /s/ John H. Untereker
                              -------------------------------
                              John H. Untereker
                              Vice   President  and   Chief
                              Financial Officer  (principal  financial and
                              accounting officer)