Form 10-Q
period 1997-10-31
PETROLEUM HELICOPTERS INC
filed 1997-12-15
CIK 350403

=============================================================
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  October 31, 1997

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

                          YES X  NO
                              --    ---
            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the  number of shares outstanding of  each  of  the
Issuer's   classes  of  common  stock,  as  of   the   latest
practicable date.

             Class              Outstanding at December 11, 1997
             ------             --------------------------------
       Voting Common Stock            2,800,886 shares
     Non-Voting Common Stock          2,316,582 shares

=============================================================
                     PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Thousands of Dollars)
                         (Unaudited)
                                           October 31,     April 30,
                                           ----------      ---------
                                              1997          1997(1)
ASSETS                                     ----------      ---------
Current assets:
 Cash and cash equivalents               $    1,142     $     2,437
 Accounts receivable - net of allowance      39,359          35,547
 Inventory                                   33,079          30,202
 Prepaid expenses                             1,587           1,115
 Refundable income taxes                        -             1,344
 Notes receivable - investee companies          781           1,313
                                            -------         -------
    Total current assets                     75,948          71,958
                                            -------         -------
Notes receivable                                 22              22
Investments                                   2,583           2,480
Property and equipment:
 Cost                                       252,386         244,047
 Less accumulated depreciation             (123,792)       (122,220)
                                            -------         -------
                                            128,594         121,827
                                            -------         -------
Other                                           537             344
                                            -------         -------
                                         $  207,684     $   196,631
                                            =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses   $   18,496     $    21,059
 Accrued vacation pay                         4,659           4,784
 Income taxes payable                           958             -
 Current maturities of long-term debt         4,899           4,868
                                            -------         -------
    Total current liabilities                29,012          30,711
                                            -------         -------
Long-term debt, net of current maturities    64,135          57,592
Deferred income taxes                        18,239          18,239
Other long-term liabilities                   5,784           2,673

Shareholders' equity:
Voting common stock - par value of $ 0.10;
  authorized 12,500,000; issued shares
  of 2,800,866 at October 31 and April 30       280             280
Non-voting common stock - par value of $ 0.10;
  authorized 12,500,000; issued shares of
  2,316,582 and 2,294,066 at October 31 and
  April 30, respectively                        232             229
Additional paid-in capital                   11,087          10,810
Retained earnings                            78,915          76,097
                                            -------         -------
                                             90,514          87,416
                                            -------         -------
                                         $  207,684     $   196,631
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

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

             (Thousands of dollars, except per share data)
                               (Unaudited)


                              Three Months Ended           Six Months Ended
                                  October 31,                 October 31,
                              ------------------           ----------------
                               1997          1996          1997         1996
                               ----          ----          ----         ----
REVENUES
 Operating revenues      $    57,521   $    55,161    $   113,435  $  105,401
 Gain on equipment
   disposals                      65            46            417          50
 Equity in net earnings
   of investee companies           5           171             99         200
                              ------        ------        -------     -------

                              57,591        55,378        113,951     105,651
                              ------        ------        -------     -------
EXPENSES:
 Direct expenses              49,687        47,246         97,984      89,811
 Selling, general and
   administrative              3,985         3,265          7,885       6,245
 Interest expense              1,244         1,152          2,426       2,019
                              ------        ------        -------      ------
                              54,916        51,663        108,295      98,075
                              ------        ------        -------      ------
Earnings before income taxes   2,675         3,715          5,656       7,576

Income taxes                   1,121         1,430          2,327       3,013
                              ------        ------        -------     -------
Net earnings             $     1,554   $     2,285    $     3,329  $    4,563
                              ======        ======        =======     =======
Net earnings per share   $      0.30   $      0.45    $      0.65  $     0.90
                              ======        ======        =======     =======
Weighted average common
 shares outstanding
 (thousands)                   5,104         5,076          5,099       5,076
                              ======        ======        =======     =======

Dividends declared per
common share             $      0.05   $      0.05    $      0.10  $     0.10
                              ======        ======        =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Thousands of Dollars)
                         (Unaudited)


                                              Six Months Ended October 31,
                                              ----------------------------
                                                     1997        1996
                                                     ----        ----
Cash flows from operating activities:
 Net earnings                                   $    3,329  $    4,563
 Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Depreciation                                     5,931       4,717
    Gain on equipment disposals                       (417)        (50)
    Equity in net earnings of investee companies       (99)       (200)
 Changes in operating assets and liabilities        (6,294)     (7,239)
 Other                                                 247         108
                                                   -------      -------
Net cash provided by operating activities            2,697       1,899
                                                   -------      -------
Cash flows from investing activities:
 Investments                                         -            (657)
 Purchases of property and equipment               (13,223)    (26,445)
 Proceeds from asset dispositions                    2,895         280
                                                   -------      -------
Net cash used in investing activities              (10,328)    (26,822)
                                                   -------      -------
Cash flows from financing activities:
 Proceeds from long-term debt                       16,000      30,925
 Payments on long-term debt                         (9,426)     (4,384)
 Dividends paid                                       (511)       (508)
 Other                                                 273         -
                                                   -------      -------
Net cash provided by financing activities            6,336      26,033
                                                   -------      -------
Increase(decrease)in cash and cash equivalents      (1,295)      1,110


Cash and cash equivalents at beginning of period     2,437       1,899
                                                   -------      -------

Cash and cash equivalents at end of period      $    1,142  $    3,009
                                                   =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996


(1) General

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions of the Securities and Exchange Commission ("SEC") from the books and records of Petroleum Helicopters, Inc. ("PHI" or the "Company").
In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the SEC; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to the prior year's financial statements in order to conform to the classifications adopted for reporting in fiscal 1998. These reclassifications had no impact on net income or shareholders' equity.

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

(2) Commitments and Contingencies

     On Monday, June 2, 1997, the Company was notified by the National Mediation Board ("NMB") that the Office and Professional Employees International Union (OPEIU) filed an application to represent flight deck crew members (helicopter pilots) of PHI. On September 4, 1997 the NMB reported that the Company's helicopter pilots voted to reject union representation. The OPEIU filed objections with the NMB seeking to require a new election. The Company is vigorously contesting the OPEIU's objections. The NMB is still investigating the OPEIU's objections and as of the date of this report has not rendered a decision. On August 6, 1997, the domestic pilots of one of the Company's chief competitors voted to become members of this union. This vote was certified by the NMB.

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

     This discussion should be read in conjunction with the accompanying financial statements and with the financial statements for the year ended April 30, 1997 and the related notes and Management's Discussion and Analysis and in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The following is a comparison of the second quarter of the fiscal year ending April 30, 1998 with the comparable period of the prior fiscal year.

Second Quarter Fiscal 1998 to Second Quarter Fiscal 1997
---------------------------------------------------------
  Revenues

     The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Oil and Gas Aviation Services contracts are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, provided on an as needed basis that are not provided pursuant to contractual commitments and which generally carry higher rates.

     Aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination.

     The   following  table  summarizes  and   compares   the
Company's operating revenues by certain markets for the quarters ended October 31, 1997 and 1996:

             Operating Revenues for the Quarter Ended October 31,
             ----------------------------------------------------
(Thousands of dollars, except
 percentages and flight hours)
                                                       Increase
                              ----        ----       -------------
                              1997        1996          $       %
                              ----        ----        -----    ---
Oil and Gas Aviation
Services                 $   49,769  $   47,682   $   2,087      4

Aeromedical Services          7,752       7,479         273      4
                             ------      ------       -----
Total Operating Revenues $   57,521  $   55,161   $   2,360      4
                             ======      ======       =====      =
Total Flight Hours           67,435      64,948       2,487      4
                             ======      ======       =====      =

     Earnings for the quarter were adversely impacted by flood damage caused by Hurricane Danny to twenty-six aircraft located at one of the Company's field bases. The estimated effect of this damage was $ 0.21 per share and primarily relates to the incremental effect of lost revenue. Although most of the damaged aircraft were repaired and generating revenue by the end of the quarter, the ensuing quarter could be negatively impacted as well, as three of these aircraft will not be fully operational until late in the third quarter.

Oil and Gas Aviation Services

     Oil and Gas revenues for the quarter ended October 31, 1997 increased 4% to $ 49.8 million from $ 47.7 million. Flight hours increased 4% to 62,677 hours from 60,492 hours for the quarter ended October 31, 1997. The Company primarily attributes the increase to better economic conditions in the Gulf of Mexico. As of October 31, 1997, the Company had fifteen more aircraft under contract than at October 31, 1996.

Aeromedical Services

     Aeromedical revenues increased slightly to $ 7.8 million, or 4%, from $ 7.5 million. Total Aeromedical programs and aircraft as of October 31, 1997 were fifteen and thirty-eight, respectively. Aeromedical flight hours for the quarter increased 302 hours to 4,758 hours.

Direct Expenses

     Direct expenses increased $ 2.4 million, or 5%, to $49.7 million primarily as a result of increased activity levels. Direct expenses as a percentage of operating revenues increased slightly decreasing the Company's operating margin to 13.6% from 14.4% in the prior year's comparable quarter. The Company is incurring higher than expected maintenance costs as rapid fleet expansion caused more maintenance to be performed at outside vendors. In addition, the margin was negatively impacted by the incremental effect of lost revenue caused by Hurricane Danny.

     Human Resource costs including employee benefit costs, decreased $ 0.7 million, or 3% to 18.9 million. Salary expense increased slightly by $ 0.1 million due to the addition of employees which was needed to support increased flight activity. This increase was primarily offset by a decline in the Company's gain sharing program expense which was $ 0.6 million lower than the previous year period due to lower than planned earnings.

     Spare parts usage and repairs and maintenance increased $ 2.6 million, or 25% to $ 12.8 million. The Company is incurring higher than expected maintenance costs due to fleet expansion over the past year. In order to meet current aircraft utilization requirements, the Company has significantly increased the amount of outside repair work which is more costly than performing the work in-house.

     Aircraft depreciation increased $ 0.5 million, or 21% to $ 2.9 million, due to the purchase of additional aircraft. The Company purchased twenty-eight aircraft in fiscal year 1997 and has purchased five aircraft during fiscal year 1998.

     Helicopter rental expense increased $ 0.7 million, or 22%, to $ 3.6 million, due to the addition of several newly leased aircraft. There were eighty-six leased aircraft as of October 31, 1997 as compared to sixty-five at October 31, 1996.

     All other aircraft costs decreased $ 0.4 million, or 4%, to $ 9.0 million. These decreases were primarily due to a decline in fuel prices and insurance costs.

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses increased
$ 0.7 million, or 22%, to $ 4.0 million. This increase was primarily ascribable to the following: $ 0.2 million due to consulting fees related to the information system upgrade programs, which commenced in 1996 and will continue through fiscal 1998; and $ 0.3 million due to legal and other consulting fees.

Interest Expense

     Interest  expense increased $ 0.1 million, or 8%,  to
$ 1.2  million.  This was primarily related to the increase in
the   Company's  long-term  debt.   Average  long-term   debt
increased $ 9.8 million over the prior year second quarter.

First Six Months Fiscal 1998 to First Six Months Fiscal 1997
------------------------------------------------------------

       The  following  table  summarizes  and  compares   the
Company's revenues by certain markets for the six months ended October 31, 1997 and 1996:

                    Revenues for the Six Months Ended October 31,
                    ---------------------------------------------
(Thousands of dollars, except
 percentages and flight hours)
                                                       Increase
                              ------        ------    ----------
                               1997          1996        $     %
                              ------        ------    ------   -
Oil and Gas Aviation
Services                  $   97,786   $    90,286  $ 7,500    8

Aeromedical Services          15,649        15,115      534    4
                             -------       -------    -----
Total Operating Revenues  $  113,435   $   105,401  $ 8,034    8
                             =======       =======    =====    =
Total Flight Hours           134,549       127,824    6,725    5
                             =======       =======    =====    =
Oil and Gas Aviation Services

     Oil and Gas revenues for the six months ended October 31, 1997 increased 8% to $ 97.8 million from $ 90.3 million. Flight hours increased 5% to 125,084 hours from 118,646 hours for the six months ended October 31, 1997. The increase is primarily attributable to better economic conditions in the Gulf of Mexico. As of October 31, 1997, the Company had
fifteen more aircraft under contract than at October 31, 1996.

Aeromedical Services

     The Company operates fifteen programs and a total of thirty-eight aircraft in the Aeromedical Services industry. Aeromedical revenues increased slightly to $ 15.6 million, or 4%, from $ 15.1 million. Aeromedical flight hours increased 287 hours, or 3%, to 9,465 hours. The increase in revenue is due primarily to the addition of one new program and two additional aircraft under existing contracts, as compared to October 31, 1996.

Direct Expenses

     Direct  expenses increased $ 8.2 million, or  9%,  to
$ 98.0  million  associated  with  increased  activity  levels.
Direct   expenses  as  a  percentage  of  operating  revenues
increased slightly decreasing the Company's operating  margin
to  13.6%  from  14.8%  in the prior year.   The  Company  is
incurring higher than expected maintenance costs as rapid fleet expansion caused more maintenance to be performed at outside vendors.

     Human Resource costs including employee benefit costs, increased $ 0.1 million to $ 37.9 million. Salary expense increased by $ 1.3 million due to the addition of employees which was needed to support increased flight activity. This increase was primarily offset by a decline in the Company's gain sharing program expense which was $ 1.3 million lower than the previous year period due to lower than planned earnings.

     Spare parts usage and repairs and maintenance increased $ 4.9 million, or 25% to $ 24.6 million. The Company is incurring higher than expected maintenance costs due to the increase in fleet size over the past year. In order to meet current aircraft utilization requirements, the Company has significantly increased the amount of work sent for outside repair, which is more costly than performing the work in-house.

     Aircraft depreciation increased $ 1.0 million, or 21% to $ 5.6 million, due to the purchase of additional aircraft. The Company purchased twenty-eight aircraft in fiscal year 1997 and has purchased five aircraft during fiscal year 1998.

     Helicopter rental expense increased $ 1.1 million, or 18%, to $ 7.1 million, due to the addition of several newly leased aircraft. There were eighty-six leased aircraft as of October 31, 1997 as compared to sixty-five at October 31, 1996.

     All other aircraft costs increased $ 0.7 million, or 4%, to $ 18.4 million. These increases were primarily due to increased flight activity and additional costs incurred for the Company's training program offset by a decline in fuel prices and insurance costs. The Company incurred an additional $ 0.1 million in outside training costs in the fiscal 1998 period as compared to the same period in the prior year.

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses increased
$ 1.6 million, or 26%, to $ 7.9 million. This increase was primarily ascribable to the following: $ 0.5 million due to
consulting   fees  related  to  information  system   upgrade
programs, which commenced in 1996 and will continue through fiscal 1998; and $ 0.7 million due to legal and other consulting fees.

Interest Expense

     Interest expense increased $ 0.4 million or 20% to $ 2.4 million. This was primarily related to the increase in the Company's long-term debt. Average long-term debt increased
$ 14.8 million over the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a comparison of the first six months of the fiscal year ending April 30, 1998 with the year ending
April 30, 1997.

     The Company's cash position as of October 31, 1997 was
$ 1.1 million compared to $ 2.4 million at April 30, 1997, the Company's fiscal year end. Working capital increased $ 5.7 million from $ 41.2 million at fiscal year end to $ 46.9
million.   The increase was primarily related to an  increase
in accounts receivable, prepaid expenses and inventory of
$   3.8   million,  $  0.5  million,   and  $  2.9   million,
respectively, and a decrease in accounts payable and accrued expenses of $ 2.6 million. This was partially offset by the combined changes in refundable income taxes/income taxes payable and notes receivable of $ 2.8 million and a $ 1.3 million decline in the Company's cash position.

     Total long-term debt increased $ 6.5 million to $ 64.1 million as a result of the investing activities described below. The Company's current debt obligation totals $ 4.9 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. At October 31, 1997, the Company had $ 17 million of credit capacity available under its credit facility. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreement.

     Cash provided by operating activities was $ 2.7 million. Investing activities primarily included the purchase and completion of several aircraft, aircraft improvements, and engines for $ 13.2 million. Proceeds from asset dispositions were primarily due to the sale of two aircraft that no longer met PHI fleet requirements. A gain of $ 0.3 million was recognized relating to the sale transactions. Investing activities were primarily funded through increased borrowings under the Company's credit facility. The Company also paid dividends of $ 0.05 per share during both the first and second quarters of fiscal 1998.

     The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight
operations.   The Company has expensed, including  provisions
for environmental costs, $ 0.7 million for the six months ended October 31, 1997 as compared to $ 0.8 million for the comparable period in fiscal year 1997. The aggregate liability for environmental related costs at October 31, 1997 is $ 1.9 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

     The Company has considered the impact of Year 2000 issues on its computer systems and applications. A remediation plan has been developed and conversion activities are in process in conjunction with the current information systems upgrade and is expected to be completed and tested in 1998.

FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Act of 1934 and other written or oral statements made by it or on its behalf, are forward looking statements. When used herein, the words "anticipates", "expects", "believes", "intends", "plans", or "projects" and similar expressions are intended to identify forward looking statements. It is important to note that forward looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward looking statements. Although the Company believes that the assumptions reflected in forward looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures required to fund its operations, environmental risks, competition, government regulation, unionization and the ability of the Company to implement its business strategy. All forward looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS AT A GLANCE (Unaudited)

  The   following  table  provides  a  summary  of   critical
operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                  Six Months Ended October 31,
                                  ---------------------------
Operations                            1997           1996
                                    -------         -------
    Operating revenues           $  113,435    $    105,401
    Net earnings                      3,329           4,563
    Net earnings per share             0.65            0.90
    Book value per share              17.45           16.46
    Annualized return on
      shareholders' equity              7.5%           10.9%
    Total flight hours - operated   134,549         127,824


Financial Summary               October 31, 1997    April 30,1997
                                ----------------    -------------
    Net working capital          $   46,936        $    41,247
    Net book value of property
      and equipment                 128,594            121,827
    Long-term debt                   64,135             57,592

General Statistics
    Aircraft Operated                   319                314
    Employees                         1,875              1,851


                 Part II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on October 21, 1997, at which time the stockholders elected the following directors:


Nominees                    For                Withheld
--------                    ---               ---------
Carroll W. Suggs         2,529,216              7,645

Leonard M. Horner        2,529,137              7,724

Robert G. Lambert        2,329,206              7,655

James W. McFarland       2,529,159              7,702

Bruce N. Whitman         2,529,174              7,687



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

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No  reports  were  filed on Form 8-K for the  quarter  ending
     October 31,  1997.

                         SIGNATURES

     Pursuant  to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Petroleum Helicopters, Inc.


December 11, 1997             By: /s/ Carroll W. Suggs
                              -------------------------------

                              Carroll W. Suggs
                              Chairman of the Board, President
                              and Chief Executive Officer
                              (duly authorized officer)


December 11, 1997             By: /s/ John H. Untereker
                              -------------------------------

                              John H. Untereker
                              Vice President and Chief Financial
                              Officer (principal financial officer)