Form 10-Q
period 1998-01-31
PETROLEUM HELICOPTERS INC
filed 1998-03-16
CIK 350403

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:  January 31, 1998

                               OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____to ____

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

                          YES X  NO ___

              APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at March 11, 1998
             -----               -----------------------------
       Voting Common Stock             2,800,886 shares
     Non-Voting Common Stock           2,352,935 shares


                 PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

          PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS

            (Thousands of dollars, except share data)
                           (Unaudited)
                                           January 31,   April 30,
                                          -----------   ----------
                                              1998        1997(1)
ASSETS                                      --------     --------
Current assets:
 Cash and cash equivalents               $     3,424   $    2,437
 Accounts receivable - net of allowance       42,422       35,547
 Inventory                                    35,127       30,202
 Prepaid expenses                              1,345        1,115
 Refundable income taxes                         -          1,344
 Notes receivable - investee companies           445        1,313
                                          ----------    ---------
    Total current assets                      82,763       71,958
                                          ----------    ---------
Investments                                    2,653        2,480
Property and equipment:
 Cost                                        255,640      244,047
 Less accumulated depreciation              (120,647)    (122,220)
                                          ----------    ---------
                                             134,993      121,827
                                          ----------    ---------
Other                                            593          366
                                          ----------    ---------
                                         $   221,002   $  196,631
                                          ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses   $    20,925   $   21,059
 Accrued vacation pay                          5,305        4,784
 Income taxes payable                          1,579          -
 Current maturities of long-term debt          4,915        4,868
                                          ----------    ---------
    Total current liabilities                 32,724       30,711

                                          ----------    ---------
Long-term debt, net of current
 maturities                                   71,300       57,592
Deferred income taxes                         18,239       18,239
Other long-term liabilities                    6,197        2,673
Minority interest                                177          -

Shareholders' equity:
 Voting common stock - par value of
   $0.10; authorized 12,500,000;
   issued shares of 2,800,866 at
   January 31 and April 30                       280          280
 Non-voting common stock - par value of
   $ 0.10; authorized 12,500,000;
   issued shares of  2,319,082 and
   2,294,066 at January 31 and
   April 30, respectively                        232          229
 Additional paid-in capital                   11,119       10,810
 Retained earnings                            80,734       76,097
                                          ----------    ---------
                                              92,365       87,416
                                          ----------    ---------
                                         $   221,002  $   196,631
                                          ==========    =========


(1)The  balance  sheet at April 30, 1997 is  condensed  from  the
audited  financial  statements at that  date.   The  accompanying
notes are an integral part of these condensed consolidated financial statements.

          PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

          (Thousands of dollars, except per share data)
                           (Unaudited)


                          Three Months Ended      Nine Months Ended
                             January 31,             January 31,
                         -------------------    -------------------
                           1998        1997       1998        1997
                         -------     -------    -------     -------
REVENUES:
 Operating revenues    $  58,803   $  53,269  $ 172,238   $ 158,670
 Other income(deductions)    679        (701)     1,195        (451)
                         -------     -------    -------     -------
                          59,482      52,568    173,433     158,219
                         -------     -------    -------     -------
EXPENSES:
 Direct expenses          51,081      46,181    149,065     135,992
 Selling, general
   and administrative      4,021       2,953     11,906       9,198
 Interest expense          1,325       1,181      3,751       3,200
                         -------     -------    -------     -------
                          56,427      50,315    164,722     148,390
                         -------     -------    -------     -------
Earnings before
   income taxes            3,055       2,253      8,711       9,829

Income taxes               1,235         939      3,562       3,952
                         -------     -------    -------     -------

Net earnings           $   1,820   $   1,314   $  5,149   $   5,877
                         =======     =======    =======     =======
BASIC:
 Earnings per common
   share               $    0.36   $    0.26   $   1.01   $    1.16
                         =======     =======    =======     =======
DILUTED:
 Earnings per common
   share               $    0.35   $    0.25   $   0.99   $    1.14
                         =======     =======    =======     =======

Weighted average common
   shares outstanding      5,118       5,078      5,106       5,077

Incremental common shares
   from stock options and
   restricted shares          84          89         87          89
                         -------     -------    -------     -------

Weighted average common
   shares and equivalents  5,202       5,167      5,193       5,166
                         =======     =======    =======     =======

Dividends paid
per common share       $    0.05   $    0.05   $   0.15   $    0.15
                         =======     =======    =======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.


          PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (Thousands of Dollars)
                           (Unaudited)


                                  Nine Months Ended January 31,
                                  -----------------------------
                                        1998          1997
                                     --------      --------

Cash flows from operating activities:
 Net earnings                        $  5,149      $  5,877
 Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
    Depreciation                        9,210         7,277
    Gain on equipment disposals        (2,027)          (93)
    Equity in net earnings of
      investee companies                 (167)          544
 Changes in operating assets and
   liabilities                         (8,647)      (10,159)
 Other                                    436           254
                                     --------      --------
Net cash provided by operating
 activities                             3,954         3,700
                                     --------      --------

Cash flows from investing activities:
 Investments/acquisitions              (8,754)         (957)
 Purchases of property and equipment  (19,568)      (30,657)
 Proceeds from asset dispositions      12,063         2,065
                                     --------      --------
Net cash used in investing
 activities                           (16,259)      (29,549)
                                     --------      --------

Cash flows from financing activities:
 Proceeds from long-term debt          30,150        38,425
 Payments on long-term debt           (16,395)      (11,587)
 Proceeds from exercise of stock
   options                                328            63
 Dividends paid                          (767)         (762)
 Other, net                               (24)          (37)
                                     --------      --------
 Net cash provided by financing
  activities                           13,292        26,102
                                     --------      --------

Increase in cash and cash equivalents     987           253

Cash and cash equivalents at
 beginning of period                    2,437         1,899
                                     --------      --------

Cash and cash equivalents at end
 of period                           $  3,424      $  2,152
                                     ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


          PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

                           (Unaudited)

(1) General

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions of the Securities and Exchange Commission ("SEC") from the books and records of Petroleum Helicopters, Inc. and Subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the SEC; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to the prior year's financial statements in order to conform to the classifications adopted for reporting in fiscal 1998. These reclassifications had no impact on net income or shareholders' equity.

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

(2) Commitments and Contingencies

      On Monday, June 2, 1997, the Company was notified by the National Mediation Board ("NMB") that the Office and Professional Employees International Union ("OPEIU") filed an application to represent flight deck crew members (helicopter pilots) of PHI. On September 4, 1997 the NMB reported that the Company's helicopter pilots voted to reject union representation. The OPEIU filed objections with the NMB seeking a new election. This reelection request was granted on January 30, 1998. The ballots will be counted by the NMB on March 31, 1998.

(3) New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements for earnings per share amounts. FAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. The Company adopted FAS 128 effective with the quarter ended January 31, 1998 on a retroactive basis; accordingly, per share amounts for the quarter and nine-month period ended January 31, 1997, have been restated to conform to the requirements of FAS No. 128.

(4) AirEvac Services, Inc. Acquisition

      On December 31, 1997, PHI purchased the assets of Samaritan AirEvac for approximately $ 8.8 million. The purchase involved all of the operating assets and business of Samaritan AirEvac, an aeromedical services division of Samaritan Health System based in Arizona and a customer of PHI's since June 12, 1993.

     The assets were acquired by a new wholly-owned subsidiary of PHI, AirEvac Services, Inc. (AirEvac), including one Lear Jet and five Cessna 441's equipped for medical transportation.

     The cost of the acquisition was allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed. The results of AirEvac's operations have been consolidated with the Company's results effective January 1, 1998. The pro-forma effects of this acquisition, as if it occurred on May 1, 1996, are not material.

Item  2.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     The Company is engaged in providing helicopter transporta tion and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance to outside parties.

     This  discussion  should  be read in  conjunction  with  the accompanying financial statements and with the financial statements for the year ended April 30, 1997 together with the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

  Revenues

     The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Oil and Gas Aviation Services contracts are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time.
Specials are customer flights, provided on an as needed basis that are not provided pursuant to contractual commitments and which generally reflect higher rates. Oil and Gas Aviation Services are provided primarily in the United States and also consists of third party maintenance services.

     Aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination. AirEvac, which operates in Arizona, primarily derives its revenues from third party payors based on per hour or per seat charges. These contracts are predominantly short-term in nature.

Third Quarter Fiscal 1998 to Third Quarter Fiscal 1997
-------------------------------------------------------

      The following table summarizes and compares the Company's operating revenues by certain markets for the quarters ended
January 31, 1998 and 1997:

                        Operating Revenues for the Quarter
                        ----------------------------------
                                 Ended January 31,
(Thousands of dollars,           -----------------
 except percentages and
 flight hours)
                                                  Increase
                           1998        1997        $     %
                        --------    --------     -----  ---
Oil and Gas Aviation
 Services              $  50,436   $  45,948  $  4,488   10

Aeromedical Services       8,367       7,321     1,046   14
                        --------    --------     -----

Total Operating
 Revenues              $  58,803   $  53,269  $  5,534   10
                        ========    ========     =====  ===

Total Flight Hours        60,201      55,837     4,364    8
                        ========    ========     =====  ===


Oil and Gas Aviation Services

     Oil and Gas revenues for the quarter ended January 31, 1998 increased 10% to $ 50.4 million from $ 45.9 million. Flight hours increased 8% to 55,828 hours from 51,789 hours for the quarter ended January 31, 1998. Strong activity levels in the Gulf of Mexico coupled with rate increases in the third quarter resulted in higher revenues. The Company anticipates that these rate increases, when fully effective, will increase revenues by approximately $ 13 million per year assuming current activity levels. The 1998 quarter revenues reflected approximately $ 2.0 million due to rate increases.

Aeromedical Services

     Aeromedical revenues increased to $ 8.4 million, or 14%, from $ 7.3 million. Total Aeromedical programs and aircraft as of January 31, 1998 were 14 and 46, respectively, including the recently acquired aircraft through the AirEvac acquisition, versus 15 Aeromedical programs and 40 aircraft at January 31,
1997. Aeromedical flight hours for the quarter increased 325 hours to 4,373 hours. Of the increase in flight hours and revenues, AirEvac accounted for 433 hours and $ 1.0 million, respectively.

Direct Expenses

     Direct expenses increased $ 4.9 million, or 11%, to $ 51.1 million primarily as a result of increased activity levels. Direct expenses as a percentage of operating revenues remained relatively constant with the Company maintaining an operating margin of 13%.

     Human Resource costs including employee benefit costs, increased $ 1.5 million, or 8%, to $ 19.9 million. Salary expense increased by $ 1.4 million due to additional employees needed to support increased flight activity and the addition of approximately 200 employees with the purchase of AirEvac. This increase was offset by a decline in the Company's gain sharing program expense which was $ 0.6 million lower than the previous year period due to lower than planned earnings. Future human resource costs are expected to increase as all employees received a 4% general wage increase effective January 1, 1998. Due to the continued pressure to attract and retain qualified personnel, a new pay plan was also implemented in February which is expected to increase salary expense by an additional 6.5% over the next twelve months.

     Spare parts usage and repairs and maintenance costs increased $ 1.2 million, or 11%, to $ 12.4 million. The Company is incurring higher than expected maintenance costs due to fleet expansion over the past year. In order to meet current aircraft utilization requirements, the Company has significantly increased the amount of outside repair work which is more costly than performing the work in-house. The Company is in the process of developing plans with the objective of restoring these costs to their historical relationships.

     Aircraft depreciation increased $ 0.6 million, or 23%, to $ 3.1 million due to the purchase/acquisition of additional aircraft. The Company purchased twenty-eight aircraft in fiscal year 1997 and has acquired an additional fifteen aircraft during fiscal year 1998, including one Lear Jet and five Cessna 441's ascribable to the AirEvac acquisition.

     Helicopter rental expense increased $ 0.6 million,  or  19%, to  $  3.8  million due to the addition of several  newly  leased
aircraft.   There were ninety-one leased aircraft as  of  January
31, 1998 as compared to seventy-two at January 31, 1997.

     All other aircraft costs increased $ 1.0 million, or 12%, to $ 9.7 million, including $ 0.6 million due to higher aircraft insurance costs.

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses increased $ 1.1 million to $ 4.0 million. This increase was principally attributable to the following: $ 0.2 million due to consulting fees primarily related to the information system upgrade programs, which commenced in 1996 and will continue into fiscal 1999; and $ 0.7 million due to legal and other consulting fees.

Interest Expense

     Interest expense increased $ 0.1 million, or 12%, to  $  1.3
million.   This  was  primarily related to the  increase  in  the
Company's long-term debt. Average long-term debt increased $ 8.6 million over the prior year's third quarter.

First Nine Months Fiscal 1998 to First Nine Months Fiscal 1997
--------------------------------------------------------------

  Revenues

      The following table summarizes and compares the Company's revenues by certain markets for the nine months ended January 31, 1998 and 1997:

                          Operating Revenues for the Nine
                          -------------------------------
                              Months Ended January 31,
                              ------------------------
(Thousands of dollars,
 except percentages and
 flight hours)
                                                   Increase
                           1998        1997        $      %
                         -------     -------    ------  ----
Oil and Gas Aviation
 Services             $  148,222  $  136,234  $ 11,988    9

Aeromedical Services      24,016      22,436     1,580    7
                         -------     -------    ------

Total Operating
 Revenues             $  172,238  $  158,670  $ 13,568    9
                         =======     =======    ======  ====

Total Flight Hours       194,750     183,661    11,089    6
                         =======     =======    ======  ====

Oil and Gas Aviation Services

     Oil and Gas revenues for the nine months ended January 31, 1998 increased 9% to $ 148.2 million from $ 136.2 million. Flight hours increased 6% to 180,912 hours from 170,435 hours for the nine months ended January 31, 1998. Strong activity levels coupled with rate increases in the third quarter resulted in higher revenues. The Company anticipates that these rate increases will continue to have a positive impact on revenues, and will help to offset anticipated increases in salary and other expenses.

Aeromedical Services

     The Company operates 14 programs and a total of 46 aircraft in the Aeromedical Services industry. Aeromedical revenues increased to $ 24.0 million, or 7%, from $ 22.4 million. Aeromedical flight hours increased 612 hours, or 5%, to 13,838 hours. Of the increase in flight hours and revenues, AirEvac accounted for 433 hours and $ 1.0 million, respectively.

Direct Expenses

     Direct expenses increased $ 13.1 million, or 10%, to $ 149.1 million associated with increased activity levels. Direct expenses as a percentage of operating revenues increased slightly decreasing the Company's operating margin to 13.5% from 14.3% in the prior year. The Company is incurring higher than expected maintenance costs as rapid fleet expansion caused more maintenance to be performed at outside vendors.

     Human Resource costs, including employee benefit costs, increased $ 1.6 million to $ 57.9 million. Salary expense increased by $ 2.8 million due to additional employees needed to support increased flight activity. This increase was primarily offset by a decline in the Company's gain sharing program expense which was $ 1.9 million lower than the previous year period due to lower than planned earnings. Future human resource costs are expected to increase as all employees received a 4% general wage increase effective January 1, 1998. Due to the continued pressure to attract and retain qualified personnel, a new pay plan was also implemented in February which is expected to increase salary expense by an additional 6.5% over the next twelve months.

     Spare   parts  usage  and  repairs  and  maintenance   costs
increased $ 6.1 million, or 20%, to $ 37.0 million.  The  Company is incurring higher than expected maintenance costs due to the increase in fleet size over the past year. In order to meet
current  aircraft  utilization  requirements,  the  Company   has
significantly increased the amount of work sent for outside repair, which is more costly than performing the work in-house.
The Company is in the process of developing plans with the objective of restoring these costs to their historical relationships.

     Aircraft depreciation increased $ 1.6 million, or 22%, to $ 8.7 million due to the purchase of additional aircraft. The Company purchased twenty-eight aircraft in fiscal year 1997 and has acquired fifteen aircraft during fiscal year 1998, including one Lear Jet and five Cessna 441's with the AirEvac acquisition.

     Helicopter rental expense increased $ 1.7 million,  or  19%, to  $  10.9  million due to the addition of several newly  leased
aircraft.   There were ninety-one leased aircraft as  of  January
31, 1998 as compared to seventy-two at January 31, 1997.

     All other aircraft costs increased $ 1.7 million, or 6%, to $ 28.0 million. These increases were primarily due to increased flight activity and insurance costs partially offset by a decline in fuel prices.

Selling, General, and Administrative Expenses

     Selling, general and administrative expenses increased $ 2.7 million, or 29%, to $ 11.9 million. This increase was ascribable to the following: $ 0.7 million due to consulting fees and an additional $ 0.4 million of depreciation primarily related to information system upgrade programs, which commenced in 1996 and will continue through fiscal 1999; and $ 1.2 million due to legal and other consulting fees.

Interest Expense

     Interest expense increased $ 0.6 million, or 17%, to  $  3.8
million.   This  was  primarily related to the  increase  in  the
Company's long-term debt. Average long-term debt increased $ 12.7 million over the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a comparison of the first nine months of the fiscal year ending April 30, 1998 with the year ended April
30, 1997.

     The Company's cash position as of January 31, 1998 was $ 3.4 million compared to $ 2.4 million at April 30, 1997, the Company's fiscal year end. Working capital increased $ 8.8 million from $ 41.2 million at fiscal year end to $ 50.0 million. The increase was primarily related to an increase in cash, accounts receivable, prepaid expenses and inventory of $ 1.0 million, $ 6.9 million, $ 0.2 million, and $ 4.9 million, respectively, and a decrease in accounts payable and accrued expenses of $ 0.1 million. This was partially offset by the combined changes in refundable income taxes/income taxes payable and notes receivable of $ 3.8 million.

     Total long-term debt increased $ 13.7 million to $ 71.3 million as a result of the investing activities described below. The Company's current debt obligation totals $ 4.9 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. On December 31, 1997 the Company's wholly-owned subsidiary, AirEvac Services Inc., and the Company's principal lending group ratified a loan agreement. This agreement provides $ 5.0 million and $ 6.25 million revolver and term credit facilities, respectively.
This loan is secured by certain assets of AirEvac and is guaranteed by the Company. Inclusive of this new agreement, the Company at February 27, 1998 had $ 21.0 million of credit capacity available under its credit facilities. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreements.

     Cash provided by operating activities was $ 4.0 million. Investing activities included the purchase and completion of several aircraft, aircraft improvements, and engines for $ 19.6 million. Additionally, the Company acquired all of the operating assets of Samaritan AirEvac from Samaritan Health System for $ 8.8 million. The purchase included one Lear Jet and five Cessna 441 aircraft. Proceeds from asset dispositions were primarily due to the sale of four S76s, two BK117s and several other aircraft that no longer met PHI fleet requirements. A gain of $ 2.2 million was recognized relating to these sale transactions and is included in the Consolidated Statement of Earnings caption, "Other income (deductions)." Investing activities were primarily funded through increased borrowings under the Company's credit facilities. The Company also paid dividends of $ 0.05 per share during the first, second, and third quarters of fiscal 1998.

     The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The Company has expensed, including provisions for environmental costs, $ 1.2 million for the nine months ended January 31, 1998 as compared to $ 1.6 million for the comparable period in fiscal year 1997. The aggregate accrual for environmental related costs at January 31, 1998 is $ 2.3 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

     The Company has considered the impact of Year 2000 issues on its computer systems and applications. A remediation plan has been developed and conversion activities are in process in conjunction with the current information systems upgrade and is expected to be completed and tested in 1998. The Company is unable to state at this time whether the impact of the Year 2000 issues will or will not be material.


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

RESULTS AT A GLANCE (Unaudited)

  The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                Nine Months Ended January 31,
                              --------------------------------
Operations                          1998            1997
                                 ---------       ---------

    Operating revenues          $  172,238      $  158,670
    Net earnings                     5,149           5,877
    Net earnings per diluted share    0.99            1.14
    Book value per diluted share     17.31           16.28
    Annualized return on
      shareholders' equity             7.6%            9.3%
    Total flight hours -
      operated                     194,750         183,661

Financial Summary             January 31, 1998   April 30, 1997
                              ----------------   --------------

    Net working capital          $   50,039     $   41,247
    Net book value of property
      and equipment                 134,993        121,827
    Long-term debt                   71,300         57,592

General Statistics
    Aircraft operated                   317            314
    Employees                         2,111          1,851



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

10.1 Loan Agreement dated as of December 31, 1997 among AirEvac Services Inc., Whitney National Bank, First National Bank of Commerce, and NationsBank of Texas, N.A.

10.2 Asset Purchase Agreement between Samaritan Health System and AirEvac Services, Inc.

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No  reports  were  filed  on  Form 8-K  for  the quarter ending
     January 31, 1998.


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Petroleum Helicopters, Inc.


March 13, 1998                         By: /s/ Carroll W. Suggs

                                       -------------------------
                                       Carroll W. Suggs
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer
                                       (duly authorized officer)


March 13, 1998                         By: /s/ John H. Untereker

                                       -------------------------
                                       John H. Untereker
                                       Vice President and Chief
                                       Financial Officer
                                       (principal financial officer)