Form 10-K405
period 1998-04-30
PETROLEUM HELICOPTERS INC
filed 1998-07-29
CIK 350403

============================================================

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
(Mark One)
  /X/    Annual report pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

          For the fiscal year ended April 30, 1998
                             OR
        Transition report pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
   For the Transition Period From .......... to ..........

                 Commission File No. 0-9827

                 PETROLEUM HELICOPTERS, INC.
   (Exact name of registrant as specified in its charter)

          Louisiana                      72-0395707
 (State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)    Identification No.)

2121 Airline Highway Suite 400             70001-5979
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes /X/   No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      State  the aggregate market value of the voting  stock
held by non-affiliates of the registrant.
               Date                  Amount
           ------------           ------------
           July 8, 1998           $ 26,165,014

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Voting Common Stock       2,800,886 shares outstanding as of July 8, 1998.

Non-Voting Common Stock   2,358,935 shares outstanding as of July 8, 1998.


            Documents Incorporated by Reference
     Portions of the registrant's definitive proxy statement to be used in connection with its 1998 Annual Meeting of Shareholders will be, upon filing with the Commission, incorporated by reference into Part III of this Form 10-K.
============================================================

                 PETROLEUM HELICOPTERS, INC.
                      INDEX - FORM 10-K
                           PART I
Item 1.Business                                                  1
        General                                                  1
        Risks and Uncertainties                                  1
        Weather and Seasonal Aspects                             2
        Safety and Insurance                                     2
        Government Regulation                                    2
        Competition                                              3
        Employees                                                3
        Customers                                                3
        Environmental Matters                                    4

Item 2.Properties                                                4

Item 3.Legal Proceedings                                         6

Item 4.Submission of Matters to a Vote of Security
        Holders                                                  6
                             PART II
Item 5.Market for Registrant's Common Equity and Related
        Shareholder Matters                                      8

Item 6.Selected Financial Data                                   8

Item 7.Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      8

Item 8.Financial Statements and Supplementary Data              15
       Petroleum Helicopters, Inc. and Consolidated
       Subsidiaries:
        Independent Auditors' Report                            15
        Consolidated Balance Sheets-April 30, 1998 and 1997 16 Consolidated Statements of Earnings
         -Three years ended April 30,1998                       18
        Consolidated Statements of Shareholders' Equity
         -Three years ended April 30, 1998                      19
        Consolidated Statements of Cash Flows
         -Three years ended April 30, 1998                      20
        Notes to Consolidated Financial Statements              21

Item 9.Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosures                     32
                             PART III
Item 10.Directors and Executive Officers of the Registrant      32

Item 11.Executive Compensation                                  32

Item 12.Security Ownership of Certain Beneficial Owners
        and Management                                          32

Item 13.Certain Relationships and Related Transactions          32
                             PART IV
Item 14.Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                     33

        Signatures                                              36

                             PART I

Item 1.  Business
-----------------

General

      Petroleum Helicopters, Inc. (the "Company" or "PHI") was incorporated as a Delaware corporation in 1949 and was reincorporated as a Louisiana corporation in 1994. Since its inception, the Company's primary business has been to transport personnel and to a lesser extent parts and equipment, to, from and among offshore platforms for customers engaged in the oil and gas exploration, development and production industry. Today, the Company maintains its position as the largest provider of helicopter transportation services in the Gulf of Mexico ("the Gulf"), providing approximately 51% of all the contracted aircraft in the Gulf. The Company has 222 aircraft dedicated to this market. Additionally, the Company is the fastest growing provider of aeromedical services in the U.S. On December 31, 1997, PHI purchased the assets of Samaritan AirEvac for approximately $ 8.8 million. The purchase included all of the operating net assets and business of Samaritan AirEvac, an aeromedical services division of Samaritan Health System based in Arizona and a customer of PHI's since June 12, 1993. The net assets were acquired by a new wholly-owned subsidiary of PHI, Air Evac Services Inc. ("Air Evac"), and included one Lear Jet and five Cessna 441's equipped for medical transportation. International initiatives for serving the global oil and gas industry have shown steady growth. The Company currently operates 307 aircraft worldwide and has 2,135 employees. During fiscal 1998, the Company recorded the highest revenues in its history at $ 238.8 million, surpassing fiscal 1997 by $ 26.4 million.

      During fiscal 1998, 1997 and 1996, approximately 84%, 85% and 85%, respectively, of the Company's operating revenues were generated by Oil and Gas Aviation Services. Domestically, these revenues are earned in federal and state waters offshore of the States of Louisiana, Texas, Alabama, Mississippi, New Jersey and California and by aircraft maintenance services provided to outside parties. Internationally, the Company operates in several countries which are described under Item 2. "Facilities."

      The Company's aeromedical transportation services  for
hospitals   and  medical  programs  ("Aeromedical   Services
Programs") accounted for 15%, 14% and 14% of operating revenues in fiscal 1998, 1997 and 1996, respectively.

      Demand for the Company's oil and gas aviation services are strongly influenced by oil and gas exploration, development and production activities. These activities are greatly affected by federal leasing policies and regulations and by oil and gas prices. The Company's aeromedical services are influenced by certain U. S. Government medical reimbursement policies which are subject to some degree of change. The Company's helicopters provide a safe, reliable, efficient and fast method of transportation under a broad range of operational and environmental conditions, especially offshore and in remote areas. All of the
Company's twenty-one principal types of aircraft are available under a variety of contractual arrangements.

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

      Charges under operating agreements are generally based on fixed monthly fees and additional hourly charges for actual flight time. Because the Company is compensated in part by flight hours, prolonged adverse weather conditions that result in reduced flight hours can adversely affect results of operations. See "Weather and Seasonal Aspects."

Risks and Uncertainties

      Operations in foreign countries generally are subject to various risks attendant to doing business outside the United States. This may include risks of war, general strikes, civil disturbances, guerilla activity, currency fluctuations and devaluations and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. No prediction can be made as to what foreign governmental regulations may be enacted in the future that could be applicable to helicopter operations.

Weather and Seasonal Aspects

     Poor visibility, high winds and heavy precipitation can affect the safe use of helicopters and result in a reduced number of flight hours. A significant portion of the Company's operating revenues are dependent on actual flight hours (43%) and a substantial portion of the Company's direct costs are fixed (60%) for fiscal year 1998. Thus, prolonged periods of adverse weather can materially and adversely affect the Company's operating revenues and net earnings.

      In the Gulf, the months of December through February have more days of adverse weather conditions and fewer hours of daylight than the other months of the year.
Consequently, flight hours are generally lower at these times, which typically results in a reduction in operating revenues during those months.

      The Company currently operates eighty-three aircraft equipped to fly pursuant to instrument flight rules ("IFR") in the Gulf, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules ("VFR"). Poor visibility is the most common of the adverse weather conditions that affects the Company's operations.

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

      The Company is subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive safety and health program and employs a safety staff, including a certified safety professional in the field of comprehensive practice, who is also a registered environmental manager, a certified environmental auditor and a certified environmental quality administrator. The primary functions of the safety staff are to develop Company policies that meet or exceed the safety standards set by OSHA, train Company personnel and make daily inspections of safety procedures to insure their compliance with Company policies on safety. All personnel are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

      The Company maintains hull and liability insurance on its aircraft, which generally insures the Company against physical loss of, or damage to, its helicopters and against certain legal liabilities to others. In addition, the
Company carries war risk, expropriation, confiscation and nationalization insurance for its aircraft involved in international operations. In some instances, the Company is covered by indemnity agreements from oil companies, hospitals and medical programs in lieu of, or in addition to, its insurance. The Company's helicopters are not insured for loss of use. While the Company believes it is adequately covered by insurance and indemnification arrangements, the loss, expropriation or confiscation of, or severe damage to, a material number of its helicopters could adversely affect revenues and profits.

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

      The Company is also subject to the Communications Act of 1934 because of its ownership and operation of a radio communications flight following network throughout the Gulf and off the coast of California.

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

Competition

      The Company's business is highly competitive.  Many of
the   Company's  contracts  are  awarded  after  competitive
bidding.   The principal aspects of competition  are  price,
reliability, availability, safety and service.

      The Company believes it operates one of the largest commercial helicopter fleets in the world. At April 30, 1998, the Company operated 307 aircraft. The Company operated 270 aircraft in the United States, of which 222 were operated domestically in the Company's Oil and Gas Aviation Services Unit, and forty-eight were operated in the Company's Aeromedical Services Unit. Thirty-seven aircraft were operated internationally in the Company's Oil and Gas Aviation Services Unit.

      The Company is the largest operator of helicopters in the Gulf and believes there are approximately four competitors operating in the Gulf market. Certain of the Company's customers and potential customers in the oil industry operate their own helicopter fleets; however, oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services. Internationally, the oil and gas market remains strong and very competitive with significant growth opportunity.

       The   Aeromedical  market  is  becoming  increasingly
competitive  and  is  experiencing  some  hospital   program
consolidations.   However,  the  Company  expects  continued
growth in this market.

Employees

      As of April 30, 1998, the Company employed a total of 2,135 people, including 209 of which are employed by the Company's newly acquired subsidiary, Air Evac. The Company believes its employee relations to be satisfactory, and it has never experienced a work stoppage. Currently, none of the Company's employees are covered by union contracts.

      On Monday, June 2, 1997, the Company was notified by the National Mediation Board ("NMB") that the Office and Professional Employees International Union ("OPEIU") filed an application to represent flight deck crew members (helicopter pilots) of PHI. On September 4, 1997, the NMB reported that the Company's helicopter pilots voted to reject union representation. The OPEIU filed objections with the NMB seeking a new election. This reelection request was granted on January 30, 1998. On March 31, 1998, the NMB reported that the Company's helicopter pilots voted to again reject union representation. On April 2, 1998, the OPEIU filed objections with the NMB to set aside the results of the rerun election. The rerun election is currently being evaluated for propriety by the NMB. Should the Company's domestic pilots elect to be represented by a union, the Company believes that this would place the Company at a competitive disadvantage which could have an adverse effect on the Company's revenues and results of operations.

Customers

       The Company's principal customers are major oil companies. The Company also serves independent exploration and production concerns, oil and gas service companies, hospitals and medical programs and government agencies. The Company's largest customer, Shell Oil Company, accounted for 16%, 15% and 14% of the Company's operating revenues in fiscal 1998, 1997 and 1996, respectively. The Company's five largest customers accounted for 32%, 32% and 34% of operating revenues in fiscal 1998, 1997 and 1996, respectively.

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

      The Company believes that compliance with federal, state and local environmental laws and regulations will not have a material effect upon the results of operations of the Company. The Company has established reserves for environmental costs, which are discussed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters.

Item 2.  Properties
-------------------

Fleet Utilization

      As of April 30, 1998, 83% of the Company's aircraft were actively assigned as compared with 84% and 86% as of April 30, 1997 and 1996, respectively.

Equipment

      Certain information as of April 30, 1998 regarding the Company's owned and leased fleet is set forth in the following table:

                                 Number
                                  in                            Cruise  Appr.
Manufacturer   Type              Fleet  Engine       Passengers  Speed  Rang
------------   ----              -----  ------       ----------  -----  -----
                                                                 (mph) (miles)
  Bell         206B-III             18  Turbine           4       120    300
               206L-I, III, IV     122  Turbine           6       130    310
               407                  19  Turbine           6       144    420
               212(1)               11  Twin Turbine     13       115    300
               214ST(1)              6  Twin Turbine     18       155    450
               230(1)                1  Twin Turbine      8       160    370
               222                   1  Twin Turbine      8       160    370
               412(1)               25  Twin Turbine     13       135    335
  Boelkow      BK-117               11  Twin Turbine      6       135    255
               BO-105               36  Twin Turbine      4       135    270
  Aerospatiale AS350 B2             10  Turbine           5       140    385
  Sikorsky     S-76(1)              14  Twin Turbine     12       150    400
  McDonnell-
  Douglas      MD900                 2  Twin Turbine      6       155    336
  MIL Design   MIL-8 MTV(1)          2  Twin Turbine     28       140    310
                                   ---
               Total Helicopters   278
                                   ---

  Beechcraft   King Air 200(1)       4  Turboprop         8       300  1,380
  Hawker
  Sidley       HS125-700(1)          1  Twin Turbo Jet    8       483  2,185
  LET          L410(1)               2  Turboprop        15       215    620
  Conquest     Cessna 441(1)         5  Turboprop         3       330  1,000
  Lear Jet     35A(1)                1  Twin Turbo Jet    4       505  2,100
                                   ---
               Total Fixed Wing     13
                                   ---

               Total Aircraft      291
                                   ===
         ___________________________________________
(1)   Equipped to fly under instrument flight rules ("IFR").
      All other types listed can only fly under visual flight rules ("VFR"). See Item 1. "Business - Weather and
      Seasonal Aspects."

      The following tables set forth additional information regarding the aircraft owned and leased by the Company (in thousands, except the number of helicopters):

      Company Owned
        Aircraft               Cost           Net Book Value
        --------            ----------        --------------
           200              $206,309(2)         $108,054(1)


     Company Leased      Total Rents Over       Remaining
        Aircraft          Life of Lease           Rents
     --------------      ---------------        ---------
           91               $119,612             $82,892
           ______________________________________
(1)   Information   regarding   the  Company's  depreciation
      policy is set forth under Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1."

(2)   Includes cost of leased aircraft improvements.


     The Company operates sixteen aircraft that are owned or leased by customers which are not reflected in the foregoing tables.

      As of April 30, 1998, the Company's commitment for principal payments and lease payments for its present helicopter fleet averages $ 17.7 million each year for the next five years and an aggregate of $ 62.2 million thereafter.

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

      The Company also maintains an inventory of fuel and an inventory of spare parts and components for use in the repair and maintenance of the Company's fleet. This inventory had a book value of approximately $ 34.0 million on April 30, 1998. The Company is a distributor or dealer for many of these parts and components, thereby allowing it to realize significant cost savings on its purchases.

Equipment on Order

      Subsequent to year end, the Company purchased five helicopters for an aggregate of $ 6.8 million. The Company plans to purchase an additional two helicopters in fiscal
1999 for a total purchase price of approximately $ 2.9 million. These plans may be modified depending upon actual customer commitments.

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

      The Company's principal operating facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately twenty-eight acres and seventeen buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative offices and the main repair and maintenance facility. The Company has extended this lease until 2006. The Company is planning to move into a new 246,000 square foot facility on the airport grounds in 2001. This move will not have a material effect on operating costs.

       The Company also leases property for seventeen additional bases to service the oil and gas industry throughout the Gulf and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

  A. Morgan City Base (Louisiana) - containing approximately fifty-three acres, is under a lease that expires June 30, 2003 with options to extend through June 30, 2013. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for forty-six helicopters. The Company believes that this facility is the largest commercial heliport in the world.

 B.     Intracoastal   City   Base   (Louisiana)    -
        containing approximately twenty-three acres under several leases in Vermilion Parish, all with options to extend through July 31, 2001. The
        Company has built a variety of operational and maintenance facilities on this property, including landing pads for forty-five helicopters.

 C.     Houma-Terrebonne   Airport   (Louisiana)    -
        containing approximately fourteen acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which have options allowing extension of the leases through 1999. The Company plans to renegotiate the leases prior to their expiration. The Company has landing pads for thirty helicopters on this property.

 D. Sabine Pass (Texas) - containing approximately thirty-six acres under two leases, one of which, for two acres, renews monthly, and the other of which, for thirty-four acres, will expire October 31, 1998 with an option to extend through October 31, 2011. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for twenty-four helicopters.

 E.     New   Orleans   (Louisiana)   -   containing
        approximately two acres, is under a lease through April 30, 2004. The Company has made significant leasehold improvements on this property, including landing pads for fourteen helicopters.

 F. Venice (Louisiana) - containing approximately eight acres, was under a lease that expired March 30,1 998. The lease is currently being renegotiated. The original lease was executed April 1, 1973 for one year and has been extended annually since that time. The location has landing pads for twenty-seven helicopters.

 G.     Fourchon    (Louisiana)    -     containing
        approximately eight acres, is under original lease expiring April 30, 2006. The property has ten landing pads.

      The Company's other operations related bases in the United States are located along the Gulf in Louisiana at Cameron and Lake Charles; in Texas at Brazoria, Corpus Christi, Galveston, Port O'Connor and Rockport; in Mississippi at Pascagoula; in Alabama at Theodore; in New Jersey at Edison; and in California at Santa Barbara.

      The Company operates from offshore platforms which are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

      Bases  of  operations  for the Company's  foreign  and
aeromedical operations are generally furnished by the customer. The Company's international operations are currently conducted in Angola, Antarctica, Bolivia, Colombia, Equador, Kazakhstan, Philippines, Thailand,
Venezuela and Zaire. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Florida, Illinois, Kentucky, Louisiana, Mississippi, North Dakota, Ohio and Wisconsin.

Item 3.  Legal Proceedings
--------------------------

      The Company is not a party to, and its property is not the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1998.

Item 4.  (a)   Executive  officers of  the  registrant  and
-----------------------------------------------------------
         certain significant employees
         -----------------------------

     Certain information about the executive officers of PHI and certain significant employees is set forth in the following table and accompanying text:

      Name               Age             Position
--------------------     ---  ------------------------------
Carroll W. Suggs (1)      59  Chairman   of   the  Board  of
                              Directors, President and Chief
                              Executive Officer
Ben Schrick(2)            57  Chief Operating Officer
Robert D. Cummiskey(3)    56  Director  of  Risk  Management
                              and Corporate Secretary
John H. Untereker(4)      48  Chief  Financial  Officer  and
                              Treasurer
William P. Sorenson(5)    48  General  Manager -  Aeromedical
                              Services
R. J. Wallace(6)          47  Director Maintenance / FAR145
Kenneth Alan Townsend(7)  59  General Manager - Domestic  Oil
                              and Gas Aviation Services
Geoffrey C. Stanford (8)  31  Controller



(1)  Mrs.  Suggs  became  Chairman  of the  Board  in  March
1990, Chief Executive Officer in July 1992, and President in
October 1994.

(2)  Mr. Schrick has served as Chief Operating Officer since
September 1994,  as  the  Company's  General  Manager  since
January 1993 and as  Vice  President  of  Maintenance  since
1989.  Mr. Schrick joined the Company in 1964.

(3) Mr. Cummiskey has served as Secretary since June 1992 and Director of Risk Management since October 1991.

(4)  Mr. Untereker has served as Chief Financial Officer and
Treasurer since July 1992.

(5)  Mr. Sorenson   has   served   as  General   Manager  of
Aeromedical Services since November 1995,  after serving  as
Director  of   Aeromedical   Services   since  August  1994.
Mr. Sorenson joined the Company in 1976.

(6) Mr. Wallace joined the Company in August 1997 and was appointed Director of Maintenance and FAR145. Prior to this time, Mr. Wallace was a Colonel in the U. S. Marine Corps for twenty-five years serving as an aircraft maintenance officer for several squadrons, a program officer and an engineering officer. Mr. Wallace also served on The Joint Chiefs of Staff, The Pentagon.

(7) Mr. Townsend has served as General Manager - Domestic Oil and Gas Aviation Services since February 1998 and Director of the Oil and Gas Division since August 1997. During his thirty-two year career with PHI, he has served as area manager, offshore supervisor and sector manager.

(8)  Mr. Stanford joined the Company in August 1993 and  has
served  as   Controller   since  June  1997.   Mr.  Stanford
previously worked for Coopers and Lybrand, LLC. Mr. Stanford is a Certified Public Accountant.

                           Part II

Item  5. Market  for Registrant's Common  Equity and Related
------------------------------------------------------------
         Shareholder Matters
         -------------------

     The Company's voting and non-voting common stock trades on The NASDAQ Stock Market ("NASDAQ Small Cap Issuers") under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low per share bid prices, as reported by NASDAQ, and dividend information for the Company's voting and non-voting common stock for the fiscal quarters indicated.

                     Voting               Non-Voting
                  Common Stock           Common Stock      Dividends
               ------------------    --------------------  ---------
Fiscal Quarter  High        Low       High          Low    Per Share
--------------  ----        ---       ----          ---    ---------
1997-98
 1st Quarter    18 3/4     14 1/2     17 1/2        14          .05
 2nd Quarter    30 1/2     14         29            13 7/8      .05
 3rd Quarter    25 1/2     20         24 1/4        19 1/2      .05
 4th Quarter    24 1/16    19         24 1/2        19 1/4      .05

1996-97
 1st Quarter    17         13 3/4     16            13 1/2      .05
 2nd Quarter    18 1/8     15         17 1/2        14 3/4      .05
 3rd Quarter    19         17         17 3/4        15 3/4      .05
 4th Quarter    20         17 1/4     18 1/4        16          .05


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

      As  of  July  6, 1998, there were approximately  1,095
holders of record of the Company's voting common stock and 106 holders of record of the Company's non-voting common stock.

Item 6.  Selected Financial Data
--------------------------------

                                      1998       1997       1996       1995      1994
                                    --------   --------   --------   --------  --------
                                      (Thousands of Dollars, except per share data)
Year Ended April 30:
 Operating revenues                $ 236,582  $ 211,663  $ 185,865  $ 174,397  $ 178,697
 Net earnings                          7,417      6,470      6,466      5,182      3,333
 Net earnings per share (basic)         1.45       1.27       1.28        .96        .61
 Net earnings per share (diluted)       1.43       1.25       1.27        .96        .61
 Cash dividends declared per share       .20        .20        .17        .06         -


At April 30:
 Total assets                      $ 227,021  $ 196,631  $ 161,315  $ 147,108  $ 146,312
 Total debt                           72,619     62,460     37,332     35,815     40,553
 Working capital                      47,971     41,247     26,543     29,809     31,601
 Shareholders' equity                 94,705     87,416     81,401     75,707     75,309


Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

      The following discussion of the Company's Results of Operations and Analysis of Financial Condition should be read in conjunction with the Company's description of business and consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Results of Operations

Revenues

      The Company generates revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Oil and Gas Aviation Services Unit contracts, both domestic and international, are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates. The Company's technical service contracts are generally provided on an actual cost plus negotiated mark-up basis.

     Aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional upfront costs in the event of early termination.

     The following table reflects the distribution of the Company's external operating revenues by unit:

                                               Years Ended April 30
                                               --------------------
                                             (in millions, except %'s)
                                          1998          1997          1996
                                          ----          ----          ----
                                         $     %      $       %      $     %
                                      -----  ----   -----   ----  -----  ----

Oil and Gas Aviation Services Unit    199.2   84    180.5   85    158.5   85

Aeromedical Services Unit              35.9   15     30.3   14     26.7   14


     Oil and Gas Aviation Services Unit

        United States Operations
        ------------------------

      Demand for the Company's domestic Oil and Gas Aviation Services is influenced by offshore oil and gas exploration, development and production activities in the areas in which it operates, which in turn is affected primarily by oil and gas prices. The following table reflects the three year trend in the offshore drilling rig count compared to the Company's domestic oil and gas revenues:

                                       April    April    April
                                        1998     1997     1996
                                        ----     ----     ----

 Active Rigs in U.S. Gulf of Mexico      179      200      135

 Domestic Oil and Gas Aviation
   Services revenues (millions)      $ 176.4  $ 157.9  $ 142.2

      Better economic conditions in the Gulf of Mexico resulted in substantial increases in oil and gas activity during fiscal 1998 and 1997. In January 1998 oil prices substantially declined, causing a drop in the rig count. This decline did not impact the results of fiscal 1998, however, the decline in oil prices could adversely affect domestic flight hours and revenues in future fiscal years. During fiscal 1998, revenues increased 12% to $ 176.4 million versus $ 157.9 million for fiscal 1997 and 11% from the fiscal 1996 amount of $ 142.2 million. Oil and gas revenue flight hours rose 5% to 187,930 versus 178,262 for fiscal 1997 and 10% from the fiscal 1996 amount of 162,377. The increases resulted from better conditions in the Gulf coupled with rate increases in the third and fourth quarters of fiscal 1998. The Company's domestic market share increased to 51% from 49% in the prior year. The Company's domestic market share had decreased to 49% in fiscal 1997 from 51% in 1996 due primarily to a contract which ended during the fourth quarter of fiscal 1997, which aggregated $ 5.4 million in revenues during the initial nine months of the year. The Company redeployed the assets and personnel related to this contract in other activities thereby minimizing the impact on operations and regaining market share in 1998.

      In addition, the Company performs various third party maintenance work referred to as "Technical Services." Technical services revenues were $ 14.1, $ 13.4 and $ 11.6 million in fiscal years 1998, 1997 and 1996, respectively. These amounts are included in Domestic Oil and Gas Aviation Services revenues as discussed in the above table.

        International Operations
        ------------------------

       In fiscal 1998, international revenues remain unchanged. Revenues increased 39% to $ 22.6 million in fiscal 1997 from $ 16.3 million in fiscal 1996. Flight hours increased 5% to 28,734 in 1998 and 28% to 27,323 in 1997. The flight hour increase in 1997 was produced primarily by the addition of one new contract which utilizes four aircraft and the utilization of four additional aircraft on existing contracts. The new contract is seasonal in nature with operations limited to October through February.


     Aeromedical Services Unit

      Fiscal 1998 also saw positive trends in the Company's Aeromedical Services Unit. Aeromedical revenues rose $ 5.6 million, or 18%, to $ 35.9 million. Flight hours increased 8% to 16,063 in 1998. The fiscal 1998 increases resulted primarily from the acquisition of Air Evac which generated revenues of approximately $ 7.9 million and flight hours of 1,450 for the four months ended April 30, 1998. (See Item 8. "Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements, Note 9" for a more detailed discussion of this transaction.) As of April 30, 1998, total aeromedical contracts and aircraft were fifteen and forty-eight, respectively.

      Fiscal 1997 experienced increases in the Company's Aeromedical Services Unit. Aeromedical revenues rose $ 3.6 million, or 13%, to $ 30.3 million. Flight hours increased 16% to 14,805. These increases resulted from the addition of new hospital programs which utilize four aircraft and the utilization of three additional aircraft for existing contracts, bringing the total aeromedical contracts and aircraft to sixteen and forty-one, respectively, as of April 30, 1997.

Direct Expenses

       The   following  table  highlights  certain  critical
operating factors which are helpful in analyzing direct expense relationships:

                                                       1998     1997     1996
                                                       ----     ----     ----
Number of aircraft owned/leased/operated at year end    307      314      266

Fleet utilization                                       83%      84%      86%

Number of employees at year end                       2,135    1,851    1,677

Operating margin                                        14%      13%      13%


1998 compared to 1997
---------------------

      Direct expenses increased $ 19.7 million, or 11%, to $ 204.1 million primarily as a result of increased activity levels. However, direct expenses as a percentage of operating revenues decreased slightly with the Company's operating margin increasing to 14% from 13% in fiscal 1997. The Company does not anticipate further improvements in the Company's operating margin as the Company will incur an increase in human resource costs as discussed below. The acquisition of Air Evac resulted in an increase of $ 6.0 million in direct expenses for the four months ended April 30, 1998.

      Human resource costs, including salaries and benefits, increased $ 8.2 million, or 11%, to $ 82.6 million. Salary expense increased by $ 5.8 million due to additional employees needed to support increased flight activity, the addition of 209 employees with the purchase of Air Evac ($ 1.8 million) and a general wage increase for all employees. All employees received a 4% wage increase effective January 1, 1998. Due to the continued pressure to attract and retain qualified personnel, a new pay plan was also implemented in February 1998 which is expected to increase salary expense by an additional $ 2.2 million over fiscal 1998. Employee benefit costs increased $ 2.4 million, including an increase in the Company's medical costs of $0.9 million, $ 0.4 million related to Air Evac and $ 0.7 million related to the Company's gain sharing program contribution. Under this program, the Company expensed $ 2.2 million in 1998 as compared to $ 1.5 million in 1997. The gain sharing program enables all employees to earn up to three weeks additional pay based on the Company's performance against a pre-tax income target.

      Spare parts usage and repair and maintenance costs increased $ 5.0 million, or 11%, to $ 48.6 million; $ 0.3 million related to Air Evac. The Company is incurring higher than expected maintenance costs due to fleet expansion over the past two years. In order to meet current aircraft utilization requirements, the Company significantly increased the amount of outside repair work which was more costly than performing the work in-house. The Company is in the process of developing plans with the objective of restoring these costs to their historical relationships. During the fourth quarter of fiscal 1998, these costs did trend toward historical relationships.

      Aircraft depreciation increased by $ 2.1 million, or 22%, to $ 11.8 million as PHI's owned fleet size expanded in 1998. The Company incurred $ 25.5 million in capital expenditures in fiscal 1998, which included seven additional aircraft. The Air Evac acquisition also added six additional aircraft which resulted in an additional $ 0.2 million in depreciation for four months of fiscal 1998.

      Aircraft rental expense increased by $ 2.8 million, or 23%, to $ 15.1 million due to the addition of newly leased aircraft. There were ninety-one leased aircraft as of April 30, 1998 as compared to seventy-four at April 30, 1997.

1997 compared to 1996
---------------------

      Direct expenses increased $ 21.9 million, or 13%, to $ 184.5 million primarily as a result of increased activity levels. Direct expenses as a percentage of operating revenues remained relatively constant with the Company maintaining an operating margin of 13% in fiscal 1997 and 1996.

      During the fourth quarter of fiscal 1997, direct expenses as a percentage of operating revenues were 91%, compared to 86% and 87% in the prior year's fourth quarter and fiscal year 1997, respectively. The increase in the fourth quarter of fiscal 1997, as compared to the other periods, occurred due to higher than expected maintenance costs. This occurred due to a significant increase in fleet size.

      Human resource costs, including salaries and benefits, increased $ 7.9 million, or 12%, to $ 74.4 million. The increase was primarily related to the increase in the number of employees and employee overtime which is needed to support increased flight activity levels. This increase was partially offset by a decrease in the Company's gain sharing program contribution. Under this program, the Company expensed $ 1.5 million in 1997 as compared to $ 2.5 million in 1996. The gain sharing program enables all employees to earn up to three weeks additional pay based on the Company's performance against a pre-tax income target.

       Helicopter costs, including depreciation, fuel, insurance and spare parts usage, increased by $ 9.7 million, or 13%, to $ 83 million as PHI's fleet increased substantially to accommodate expansion. Depreciation expense increased $ 1.0 million as the Company incurred $ 40.8 million in capital expenditures in fiscal 1997, which included twenty-eight additional aircraft. Fuel costs were $ 2.2 million higher due to an increase in the average cost per gallon of aircraft fuel coupled with an increase in flight hours. Helicopter insurance and spare parts usage increased by $ 1.2 million and $ 4.9 million, respectively, primarily as a result of the expanded fleet and an increase in flight and flight related activity.

      Other  expenses and Technical Services cost  of  goods
sold   increased   $  4.2  million  and   $   1.9   million,
respectively. The $ 4.2 million increase in "other expenses" is consistent with increased flight activity levels.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for fiscal 1998 increased $ 4.3 million, or 34%, to $ 17.1 million. This increase was ascribable to the following: $ 0.6 million  due  to professional fees and an additional  $  0.4 million of depreciation related to the information system upgrade programs, which commenced in 1996 and will continue into fiscal 1999, $ 1.8 million due to legal and other expenses related to defending against union organizing activities (when this matter has been successfully resolved, these expenses will be substantially reduced), $ 0.9 million related to Air Evac operations (which was acquired on
January 1, 1998) and approximately $ 0.6 million due to salary and employee benefit increases. Selling, general and administrative expenses for fiscal 1997 increased $ 1.7 million, or 15%, over fiscal 1996 primarily ascribable to the information system upgrade programs discussed above.

Interest Expense

     The Company's borrowing costs increased in fiscal 1998. The weighted average interest rate paid decreased by 0.2% to 7.3% from 7.5% in 1997. However, this rate decline was offset by higher average borrowings in fiscal 1998 as the Company borrowed additional funds to purchased seven aircraft during the year, and acquired six aircraft with the purchase of Air Evac. Borrowing costs also increased in fiscal 1997. The weighted average interest rate paid decreased by 0.5% to 7.5% from 8.0%. However, this rate decline was offset by higher average borrowings in fiscal 1997 as the Company borrowed additional funds to purchase twenty-eight helicopters during the year.

Taxes

      PHI's effective tax rate was 41%, 40% and 39%, respectively, in 1998, 1997 and 1996. The Company anticipates that its effective tax rate will not change significantly in the foreseeable future. See Item 8.
"Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements, Note 3."

Earnings

      Basic earnings per share for the fiscal year ended April 30, 1998 increased 14% compared to the prior year. The increase was primarily due to an improved operating margin and an increase in other income (deductions), reflecting gains recognized on the sale of aircraft which no longer met the Company's fleet requirements. This was partially offset by an increase in the Company's selling, general and administrative costs.

      Basic earnings per share for the fiscal year ended April 30, 1997 declined slightly as compared to 1996. The higher selling, general, administrative and interest expenses explained above caused the Company's earnings to remain essentially constant. In addition, during fiscal 1997 the Company sold its investment in Irish Helicopters Limited based in Dublin, Ireland. This resulted in a $ 0.7 million charge in the third quarter of fiscal 1997.

       The  Company  plans  to  continue  its  programs   of
diversification and accountability and will continue to search for opportunities to enhance earnings and shareholder value.

Liquidity and Capital Resources

     The Company's 1998 year-end cash position increased to $ 2.8 million from $ 2.4 million at fiscal year end 1997.

      Working capital in fiscal 1998 increased $ 6.8 million from $ 41.2 million in 1997 to $ 48.0 million. This increase is due primarily to an overall increase in accounts receivable and inventory, partially offset by an increase in accounts payable and accrued expenses. Long-term debt increased $ 9.2 million in fiscal 1998 to $ 66.8 million at year end. The Company's current debt obligations for fiscal 1999 total $ 5.8 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations.

      The Company's primary credit facility consists of a $ 40.0 million revolving credit facility available through October 31, 1999 (the "revolving loan") and a capital loan facility of up to $ 40.0 million (subject to compliance with certain collateral coverage ratios) (the "term loan"). The term loan is payable in fixed quarterly principal payments of $ 1.0 million until maturity on October 31, 2004. The secured term and revolving loan agreement permits both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR.

      On December 31, 1997, the Company's wholly-owned subsidiary, Air Evac and the Company's principal lending group ratified a loan agreement. This agreement provides $ 5.0 million and $ 6.25 million revolver and term credit facilities, respectively. This loan is secured by certain assets of Air Evac and is guaranteed by the Company. The term loan is payable in fixed quarterly principal payments of $ 0.2 million until maturity on November 10, 2003. The secured term and revolving loan agreement permits both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR.

     Inclusive of this new agreement, the Company at July 7, 1998 had $ 13.5 million of credit capacity available under its credit facilities, reflecting the purchase, subsequent to year end, of five aircraft for $ 6.8 million. In addition, the Company plans to purchase two additional helicopters in fiscal 1999 for a purchase price of approximately $ 2.9 million. These planned purchases are largely discretionary and subject to the Company obtaining customer commitments. They can be adjusted by the Company based on operating results or other factors. Funds available under the Company's credit facility will be utilized to finance these purchases. At April 30, 1998 the Company was in compliance with the provisions of its loan agreements. The Company believes its cash flow from operations in conjunction with its credit capacity is
sufficient  to  meet  its  planned  requirements   for   the
foreseeable future.

     Cash generated from operating activities in fiscal 1998 was $ 10.5 million, compared to $ 8.5 million and $ 19.3 million in fiscal 1997 and 1996, respectively. The $ 10.8 million decrease in fiscal 1997 is primarily attributable to the increase in accounts receivable of $ 6.8 million and increased inventory of $ 4.1 million. Days sales outstanding increased to fifty-three days in fiscal 1998 from fifty days in fiscal 1997.

      Cash used in investing activities decreased to $ 20.2 million in fiscal 1998, as compared to $ 32.3 million in fiscal 1997 and $ 21.0 million in 1996. The Company purchased seven aircraft in fiscal 1998 for $ 6.3 million as compared to twenty-eight aircraft for $ 24.5 million in fiscal 1997 and nineteen aircraft for $ 15.2 million in 1996. During fiscal 1998, 1997 and 1996, the Company also used $ 18.1 million, $ 13.5 million and $ 8.5 million primarily for aircraft capital improvements and approximately $ 1.1 million, $ 2.8 million and $ 0.1 million, respectively to fund the purchase of new data processing equipment and systems. Additionally in January 1998, the Company acquired all of the operating assets of Samaritan AirEvac from Samaritan Health System for $ 8.8 million. The purchase included one Lear Jet and five Cessna 441 fixed wing aircraft. During fiscal 1996, the Company also used $ 3.0 million for the purchase of a 49% interest in Irish Helicopters Limited which was subsequently disposed of in fiscal 1997 generating proceeds of $ 2.9 million. A portion of these expenditures were funded with proceeds from aircraft sales.

      Cash provided by financing activities primarily funded the investing activities and $ 1.0 million in dividend payments. In response to increased earnings during the past four years, the Company resumed payment of quarterly dividends beginning with the second quarter of fiscal 1995. The Board declared dividends of $ 0.20 per share during fiscal 1998, $ 0.20 per share in fiscal 1997 and $ 0.17 per share in fiscal 1996. The Company anticipates that future dividend payments will be declared provided that the current earnings trend continues and as allowed by the Company's agreement with its lenders.

      The Company has considered the impact of Year 2000 issues on its computer systems and applications. A compliance plan has been developed and conversion activities are in process in conjunction with the current information systems upgrade and is expected to be completed and tested in 1998. The Company has committed to purchase software and upgrade its hardware to address the year 2000 issues.
Management does not expect that this project will have a significant effect on the Company's operations primarily due to the significant expenditures for new information technology systems during 1998 and 1997. Additionally, the Company is currently evaluating its position with significant suppliers, lenders and/or large customers to ensure that those parties have appropriate plans to address year 2000 issues where they may otherwise impact the operations of the Company. The Company does not have any significant suppliers, lenders and/or large customers that directly interface with the Company's information technology systems. There is no guarantee that the systems of the Company's suppliers and customers will be year 2000 compliant and that such non-compliance will not have an adverse effect on the Company.

New Accounting Pronouncements

      On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 130.

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

      The Company has policies and procedures in effect to strictly monitor its compliance with environmental regulations at its operating locations. In the first quarter of fiscal 1996, the Company began an environmental review at selected domestic bases. Known or suspected fuel contamination has been identified at all the bases reviewed. Management now believes it is likely that similar fuel contamination will be found at additional bases.

      The Company has expensed, including provisions for environmental costs, $ 0.7 million, $ 1.3 million and $ 1.8 million in 1998, 1997 and 1996 respectively, related to remediation efforts at five bases. The Company is currently
conducting   assessments  at  three  additional   bases   to
determine the extent of remediation required at these locations. The reasonably possible upper range of exposure for environmental matters is $ 2.7 million. The aggregate liability for environmental related costs, at April 30, 1998, is $ 1.7 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

Forward Looking Statements

     All statements other than statements of historical fact contained in this Form 10-K, other periodic reports filed by the Company under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward looking statements. It is important to note that forward looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward looking statements. Although the Company believes that the assumptions reflected in forward looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures required to fund its operations, environmental risks, competition, government regulation and the ability of the Company to implement its business strategy. All forward looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                   Independent Auditors' Report
                   ----------------------------


The Board of Directors and Shareholders
Petroleum Helicopters, Inc.:

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the three-year period ended April 30, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/ KPMG PEAT MARWICK LLP

KPMG PEAT MARWICK LLP
New Orleans, Louisiana
June 12, 1998

            PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                       April 30, 1998 and 1997

                        (Thousands of dollars)


ASSETS                                         1998          1997
------                                         ----          ----

Current assets:
 Cash and cash equivalents                $    2,753   $    2,437
 Accounts receivable - net of allowance:
   Trade                                      41,447       31,201
   Investee companies                          1,792        2,080
   Other                                       5,880        2,266
 Inventory                                    34,016       30,202
 Prepaid expenses                              1,478        1,115
 Refundable income taxes                           -        1,344
 Notes receivable - investee companies         1,151        1,313
                                             -------      -------

        Total current assets                  88,517       71,958
                                             -------      -------

Investments                                    2,705        2,480
Property and equipment, at cost:
 Flight equipment                            221,263      215,414
 Other                                        34,779       28,633
                                             -------      -------
                                             256,042      244,047
Less accumulated depreciation               (120,923)    (122,220)
                                             -------      -------
                                             135,119      121,827
                                             -------      -------
Other                                            680          366
                                             -------      -------
                                          $  227,021   $  196,631
                                             =======      =======

                         (Continued)


           PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS, continued

                    April 30, 1998 and 1997

             (Thousands of dollars, except share data)


LIABILITIES AND SHAREHOLDERS' EQUITY          1998          1997
------------------------------------          ----          ----

Current liabilities:
 Accounts payable - trade                $    8,874   $    8,246
 Accrued expenses                            19,130       12,440
 Accrued vacation pay                         5,672        4,784
 Current maturities of long-term debt         5,824        4,868
 Other                                        1,046          373
                                            -------      -------

    Total current liabilities                40,546       30,711
                                            -------      -------

Long-term debt, net of current maturities    66,795       57,592
Deferred income taxes                        19,172       18,239
Other long-term liabilities                   5,803        2,673

Shareholders' equity
 Voting common stock - par value of
  $ 0.10; authhorized 12,500,000;
  issued shares of 2,800,886
  in 1998 and 1997                              280          280
 Non-voting common stock - par value
  of $ 0.10; authorized 12,500,000;
  issued shares of 2,358,935 and
  2,294,066 in 1998 and 1997                    236          229
 Additional paid-in capital                  11,706       10,810
 Retained earnings                           82,483       76,097
                                            -------      -------

    Total shareholders' equity               94,705       87,416
                                            -------      -------
                                         $  227,021   $  196,631
                                            =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

            PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF EARNINGS

             Years ended April 30, 1998, 1997 and 1996

        (Thousands of dollars and shares, except share data)


                                         1998         1997         1996
                                         ----         ----         ----
Revenues:
  Operating revenues                 $  236,582   $  211,663   $  185,865
  Other income (deductions)               2,264          725        1,464
                                        -------      -------      -------
                                        238,846      212,388      187,329
                                        -------      -------      -------

Expenses:
  Direct expenses                       204,109      184,456      162,599
  Selling,general and administrative     17,110       12,778       11,079
  Interest expense                        5,118        4,297        3,098
                                        -------      -------      -------
                                        226,337      201,531      176,776
                                        -------      -------      -------

Earnings before income taxes             12,509       10,857       10,553
Income taxes                              5,092        4,387        4,087
                                        -------      -------      -------

Net earnings                         $    7,417    $   6,470   $    6,466
                                        =======      =======      =======

Basic earnings per common share      $     1.45    $    1.27   $     1.28
                                        =======      =======      =======

Diluted earnings per common share    $     1.43    $    1.25   $     1.27
                                        =======      =======      =======

Weighted average common shares
 outstanding                             5,115        5,080        5,066

Incremental common shares from
 stock options                              81           92           43
                                       -------      -------      -------

Weighted  average common  shares
 and equivalents                         5,196        5,172        5,109
                                       =======      =======      =======

Dividends  declared  per  common
 share                              $     0.20    $    0.20   $     0.17
                                       =======      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          Years ended April 30, 1998, 1997 and 1996

              (Thousands of dollars and shares)

                               Voting          Non-Voting
                               ------          ----------
                            Common Stock      Common Stock   Additional
                            ------------      ------------     Paid-in    Retained
                          Shares   Amount   Shares   Amount    Capital    Earnings
                          ------   ------   ------   ------    -------    ---------
BALANCE
 April 30, 1995            2,865  $   286    2,201  $   220  $  10,118   $  65,083


 Stock Options Exercised      10        1       -         -         99          -

 Other                       (75)      (7)     75         7          3        (13)

 Net Earnings                  -        -       -         -          -      6,466

 Dividends                     -        -       -         -          -       (862)
                          ------    -----   ------    -----     ------     ------

BALANCE
 April 30, 1996            2,800  $   280    2,276  $   227  $  10,220  $  70,674
                          ======    =====   ======    =====     ======     ======

 Stock Options Exercised       5        -       16        2        405          -

 Other                        (4)       -        2        -        185        (31)

 Net Earnings                  -        -        -        -          -      6,470

 Dividends                     -        -        -        -          -     (1,016)
                          ------    -----   ------    -----     ------     ------

BALANCE
 April 30, 1997            2,801  $   280    2,294  $   229  $  10,810  $  76,097
                          ======    =====   ======    =====     ======     ======

 Stock Options Exercised       -        -       65        7        888          -

 Other                         -        -        -        -          8          -

 Net Earnings                  -        -        -        -          -      7,417

 Dividends                     -        -        -        -          -     (1,031)
                          ------    -----   ------    -----     ------     ------
BALANCE
 April 30, 1998            2,801  $   280    2,359  $   236  $  11,706  $  82,483
                          ======    =====   ======    =====     ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                      PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Years ended April 30, 1998, 1997 and 1996

                               (Thousands of dollars)

                                                        1998         1997         1996
                                                        ----         ----         ----
Cash flows from operating activities:
 Net earnings                                        $  7,417     $  6,470     $  6,466
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation                                        12,534        9,977        8,344
   Deferred income taxes                                  933        3,273        2,901
   Gain on equipment disposals                         (3,313)      (1,285)      (1,067)
   Equity in net (earnings)losses
     of investee companies                               (242)         560         (397)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable       (12,042)      (6,822)       1,217
     Increase in inventory                             (3,682)      (4,088)        (387)
     Decrease (increase) in prepaid expenses,
       refundable income taxes, and notes receivable    1,452         (475)      (2,080)
     Increase in accounts payable -
      trade and other accrued expenses                  5,800        1,645        2,646
     Increase (decrease) in income taxes payable        1,046            -         (325)
   Increase (decrease) in other liabilities               339       (1,481)       1,330
   Other                                                  266          715          701
                                                      -------      -------      -------
   Net cash provided by operating  activities          10,508        8,489       19,349
                                                      -------      -------      -------

Cash flows from investing activities:
 Investments                                           (8,730)        (957)      (3,303)
 Purchase of property and equipment                   (25,475)     (40,835)     (23,808)
 Proceeds from asset dispositions                      13,982        6,583        6,147
 Proceeds from sale of investment                           -        2,935            -
                                                      -------      -------      -------
 Net cash used in investing activities                (20,223)     (32,274)     (20,964)
                                                      -------      -------      -------

Cash flows from financing activities:
 Proceeds from long-term debt                          31,150       42,425       23,303
 Payments on long-term debt                           (20,991)     (17,295)     (21,787)
 Issuance of common stock                                   -            -          100
 Proceeds from exercise of stock options                  919          282            -
 Dividends paid                                        (1,023)      (1,016)        (608)
 Other, net                                               (24)         (73)           -
                                                      -------      -------      -------

Net cash provided by financing activities              10,031       24,323        1,008
                                                      -------      -------      -------

Increase (decrease) in cash and cash equivalents          316          538         (607)

Cash and cash equivalents at beginning of year          2,437        1,899        2,506
                                                      -------      -------      -------
Cash and cash equivalents at end of year             $  2,753     $  2,437     $  1,899
                                                      =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                April 30, 1998, 1997 and 1996



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation and Other General Principles
     ---------------------------------------------------

     The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its wholly-owned subsidiaries ("PHI" or the "Company") after the elimination of all significant intercompany accounts and transactions. Investments in twenty to fifty percent owned affiliates are accounted for by the equity method and consist primarily of investments in foreign affiliates.

     The Company recognizes revenue on the accrual basis, generally during the month in which the services are rendered. Revenues related to emergency flights generated by the Company's subsidiary, Air Evac are recorded net of contractual allowances under agreements with third party payors.

     Foreign currency transactions are not material.

     Use of Estimates
     ----------------

     In preparing the Company's financial statements management makes informed estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

     Cash Equivalents
     ----------------

     The Company considers cash equivalents to include demand deposits and investments with original maturity dates of three months or less.

     Inventories
     -----------

     Inventories are stated at the lower of average cost or market and consist primarily of spare parts and aviation fuel. The valuation reserve related to obsolete and excess inventory was $ 1.9 million and $ 2.4 million at April 30, 1998 and 1997, respectively.

     Property and Equipment
     ----------------------

     Property and equipment are recorded at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method based upon estimated useful lives of ten years for flight equipment and three to ten years for other equipment. Accelerated methods are used for tax purposes. A residual value of 25% of cost is used in the calculation of depreciation of flight equipment and other equipment. When property and equipment is sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings at the time of sale or other disposition.

     The Company assesses impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Income Taxes
     ------------

     A consolidated federal income tax return is filed by the Company and its subsidiaries. Income taxes have not been provided on the undistributed net earnings of the investee companies since, among other things, the amount of taxes involved is not significant.

     Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

     Self-Insurance
     --------------

     The Company maintains a self-insurance program for a portion of its health care costs. The Company is liable for claims up to $ 0.2 million per covered individual annually, and aggregate claims up to $ 4.9 million for calendar year 1998. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.

     The Company does not presently have any significant obligations for post employment benefits.

     Concentration of Credit Risk
     ----------------------------

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with highly creditworthy financial institutions and currently invests primarily in U.S. government obligations with maturities of less than three months. The Company does not believe significant credit risk exists with respect to these securities at April 30, 1998.

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

     Earnings per Share
     ------------------

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share", effective for the periods ending after December 15, 1997. FAS 128 changes the computation and presentation requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the potential shares that would have a dilutive effect on earnings per share. The Company adopted FAS 128 effective with the quarter ended January 31, 1998 on a retroactive basis; accordingly, earnings per common share amounts have been restated to conform to the requirements of FAS 128.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the prior years financial statements in order to conform with the classifications adopted for reporting in 1998.

     Fair Value of Financial Instruments
     -----------------------------------

     Fair   value   of  cash,  cash  equivalents,   accounts
     receivable, accounts payable and debt approximates book value at April 30, 1998 and 1997.

     Stock Compensation
     ------------------

     On May 1, 1996, the Company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     New Accounting Pronouncements
     -----------------------------

     On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 130.

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

(2)  LONG-TERM DEBT

                                                     April 30, 1998    April 30, 1997
                                                     --------------    --------------
                                                          (Thousands of dollars)
     Secured term loan note due October 31, 2004,
     due in quarterly installments of $ 1,000,000,
     bearing interest (at  rates varying between
     7.2%  and 7.7% at April 30, 1998)                  $   36,000        $   39,000


     Secured note due October 31, 1999, under a
     revolving credit facility totaling $ 40,000,000
     bearing interest (at rates varying between 7.2%
     and 8.5% at April 30, 1998)                            25,000            17,000


     Secured term loan note due November 10, 2003,
     due in quarterly installments of $  223,214,
     bearing interest (at rates varying between
     7.2% and 7.7% at April 30, 1998)                       6,027                  -

     Secured 10 year promissory notes due in monthly
     installments of $ 107,747 commencing July 9, 1993
     with a fixed interest rate of 7.0%                     5,592              6,460
                                                          -------            -------

     Total debt                                            72,619             62,460

     Less current maturities                                5,824              4,868
                                                          -------            -------

     Total long-term debt                              $   66,795         $   57,592
                                                          =======            =======


     Scheduled maturities of debt are as follows:

                                         (Thousands of dollars)
          1999                                 $   5,824
          2000                                     5,891
          2001                                     5,963
          2002                                     6,041
          2003                                     6,124
          Thereafter                              42,776
                                                 -------
                                               $  72,619
                                                 =======

     At April 30, 1998, the following assets and their related book values are pledged as collateral on notes aggregating $ 72.6 million:

                                         (Thousands of dollars)
         Equipment, net of depreciation        $  84,788
         Inventory                                33,704
         Accounts receivable, net                 38,597
                                                --------
                                               $ 157,089
                                                ========

     Term Loans and Revolving Credit Facilities
     ------------------------------------------

     On August 13, 1996, the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The primary reasons for renegotiating the debt facility were to reduce the Company's effective interest rate and to increase the Company's credit capacity to $ 65 million from $ 55 million. On March 31, 1997, the Company modified the agreement again which among other things: i) reduced the Company's effective interest rate, ii) increased the total credit capacity to $ 80 million from $ 65 million, iii) reduced the mandatory quarterly principal payments to $ 1.0 million from $ 2.0 million, and iv) provided a fixed rate option for up to $ 40 million of the total outstanding debt under the facility. The primary purpose for renegotiating this agreement was to reduce the Company's effective interest rate and to increase the Company's credit capacity. The interest rate reduction was effective January 1, 1997. There is a commitment fee of 0.375% per annum on the unused portion of the credit facility. The secured term and revolving loan agreement permits both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR.

     On December 31, 1997, the Company's wholly-owned subsidiary, Air Evac and the Company's principal lending group ratified a loan agreement. This agreement provides $ 5.0 million and $ 6.25 million revolver and term credit facilities, respectively. This loan is secured by certain assets of Air Evac and is guaranteed by the Company. The term loan is payable in fixed quarterly principal payments of $ 0.2 million until maturity on November 10, 2003. The secured term and revolving loan agreement permits both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR. At April 30, 1998, there were no borrowings outstanding on the revolving credit facility which matures October 31, 1999.

     Both the term loans and the revolving credit facilities are subject to certain financial covenants with which the Company was in compliance at April 30, 1998. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions some of which restrict purchases of the Company's stock, capital expenditures and payment of dividends. Such agreements also limit the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments. At April 30, 1998, the Company's working capital exceeded the amount required by approximately $ 14.9 million, and shareholders' equity exceeded the required level by approximately $ 12.3 million. Dividends are generally limited to 20% of net earnings.

     The average amounts of total borrowings outstanding during 1998 and 1997 were approximately
     $  69.8 million and $ 57.4 million, respectively.   The
     weighted average interest rates during 1998 and 1997 were approximately 7.3% and 7.5%, respectively, on these borrowings.

     Cash paid for interest was $ 4.2 million, $ 4.1 million and $ 3.4 million for the years ended April 30, 1998, 1997 and 1996, respectively.


(3)  INCOME TAXES

     Income  tax expense for each of the three years  ended
     April 30 is composed of the following:

                                                1998         1997       1996
                                                ----         ----       ----
                                                    (Thousands of dollars)

     Current:
       Federal                               $  3,264    $    765   $    757
       State                                      644         296        344
       Foreign                                    251          53         85
     Deferred - principally Federal               933       3,273      2,901
                                               ------      ------     ------
                                             $  5,092    $  4,387   $  4,087
                                               ======      ======     ======

     Deferred income tax expense (benefit) results from the
     following:
                                                 1998        1997       1996
                                                 ----        ----       ----
                                                    (Thousands of dollars)

     Accelerated depreciation                $  2,023    $  2,911   $  1,408
     Accrued expenses and other liabilities    (1,090)        407       (138)
     Effect of tax credits                          -         (45)     1,631
                                               ------      ------     ------

                                             $    933    $  3,273   $  2,901
                                               ======      ======     ======


     Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:


                                                          Years ended April 30
                                                          --------------------
                                               1998              1997              1996
                                               ----              ----              ----
                                          Amount     %      Amount     %      Amount      %
                                          ------    ---     ------    ---     ------     ---
                                               (Thousands of dollars, except percentages)
     Income taxes at statutory rate     $  4,253     34   $  3,691     34   $  3,588      34
     Increase (decrease) in taxes
       resulting from:
         Equity in net (earnings)
           losses of investee companies      (79)     -       (108)    (1)      (134)     (1)
       Effect of state income taxes          514      4        195      2        227       2
       Other items - net                     404      3        609      5        406       4
                                          ------    ---     ------    ---     ------     ---
                                        $  5,092     41   $  4,387     40   $  4,087      39
                                          ======    ===     ======    ===     ======     ===


     For    income   tax   purposes,   the   Company   had
     approximately  $  126,000  of  general  business  tax
     credit  carryforwards.  These  general  business  tax
     credit  carryforwards  will  expire  in  2001.    The
     Company   also   has  approximately  $   564,000   of
     alternative    minimum   tax   credit   carryforwards
     available to reduce future Federal regular income taxes over an indefinite period.

     The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1998 and 1997 are presented below:

                                                 1998          1997
                                                 ----          ----
                                               (Thousands of dollars)
     Deferred tax assets:
       Tax credits                          $    690       $    690
       Vacation accrual                        1,919          1,763
       Inventory valuation                       696            880
       Workman's compensation reserve            396            381
       Allowance for uncollectible accounts      723            427
       Other                                   3,521          2,067
                                              ------         ------
         Total deferred tax assets             7,945          6,208
                                              ------         ------

     Deferred tax liabilities:
       Tax depreciation in excess
        of book depreciation                  25,774         23,751
       Discounted accounts receivable          1,117              -
       Other                                     226            696
                                              ------         ------
         Total deferred tax liabilities       27,117         24,447
                                              ------         ------

         Net deferred tax liability         $ 19,172       $ 18,239
                                              ======         ======

     No valuation allowance was recorded against the deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences.

     Income  taxes   paid  were  approximately  $  3,528,000,
     $ 2,355,000 and $ 2,267,000 for the years ended April 30,
     1998, 1997 and 1996, respectively.

(4)  EMPLOYEE BENEFIT PLANS

     Savings and Retirement Plans
     ----------------------------

     The Company established, effective July 1, 1989, an Employee Savings Plan under Section 401(k) of the
     Internal Revenue Code. This plan provides that the Company match up to 3% of employee contributions. The Company's contribution was $ 1,680,000, $ 1,585,000 and $ 1,616,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

     Effective September 1, 1994, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides senior management with supplemental retirement and death benefits at age 65. Life insurance policies, of which the Company is the sole owner and beneficiary, were purchased on the lives of each of the participants. Supplemental retirement benefits were based on one-third (1/3) of the participants' monthly income at the time of adoption. Currently, there are no SERP provisions for an increase in benefits, partial vesting or early retirement. The assumed discount rate was 7.5%. Expenses related to the plan were $ 326,000, $ 275,000 and $ 308,000 for 1998, 1997 and 1996,
     respectively.

     During fiscal 1996, the Board of Directors approved an Officer Deferred Compensation Plan and a Director Deferred Compensation Plan. Both plans were effective May 31, 1995. The plans permit key officers and all directors to defer a portion of their compensation. The plans are nonqualified and unfunded.

     Stock Option Plans
     ------------------

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

     Effective May, 1995 the Company's Board of Directors adopted the PHI 1995 Incentive Plan (the "1995 Plan"). The Company is authorized to issue a total of 175,000 shares of voting common stock and 325,000 shares of non - voting common stock under the 1995 Plan. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards and cash awards. During fiscal 1997, 24,000 non-voting restricted shares and 23,200 non-voting stock options were granted under the 1995 Plan. The exercise price of the stock option grants is equal to the fair market value of the underlying stock at the date of grant. The restricted shares and the options vest on July 31, 1997 only to the extent certain 1997 performance targets are met. To the extent the restricted shares become vested they will become unrestricted on July 31, 2000. The restricted shares expire on May 31, 2005. The non-voting options, in the event they become vested, are one-half exercisable on July 31, 1997 and one-half exercisable on July 31, 1998. These options expire on July 30, 2006. During fiscal 1996, 23,200 and 116,000 non-qualified stock options for voting and non-voting common stock, respectively, were granted under the 1995 Plan. These options vested on July 31, 1996 to the extent certain 1996 performance targets were met. One half of all vested stock options became exercisable on July 31, 1996 and one half became exercisable on July 31, 1997. The stock options expire on May 31, 2005. The Company recorded no compensation expense related to the 1995 Plan during fiscal 1998 and fiscal 1996 and $ 0.4 million during fiscal 1997.

     A  summary of the Plans' activities for the years ended
     April 30, 1998, 1997 and 1996 is as follows:

                                     1992 Plan  Other
                                     ---------  -----
                                      Options  Options    1995 Plan Options
                                      -------  -------    -----------------
                            Total   Non-Voting  Voting    Voting  Non-Voting
                            -----   ----------  ------    ------  ----------
     Balance outstanding at
      April 30, 1995        90,000     75,000   15,000         -          -

     Options granted at
      $ 9.75 (voting) and
      $ 8.50 (non-voting)  139,200          -        -    23,200    116,000

     Options exercised     (10,000)         -  (10,000)        -          -
                           -------    -------  -------   -------    -------

     Balance outstanding
      at April 30, 1996    219,200     75,000    5,000    23,200    116,000
                           =======    =======  =======   =======    =======

     Options granted at
      $ 15.50 (non-voting)  23,200          -        -         -     23,200

     Options lapsed/
      cancelled            (24,024)         -        -    (2,720)   (21,304)

     Options exercised     (24,027)   (16,500)  (5,000)        -     (2,527)
                           -------    -------  -------    -------   -------

     Balance outstanding
      at April 30, 1997    194,349     58,500        -    20,480    115,369
                           =======    =======  =======   =======    =======

     Options granted             -          -        -         -          -

     Options lapsed/
      cancelled            (32,550)    (9,000)       -         -    (23,550)

     Options exercised     (61,869)   (49,500)       -         -    (12,369)
                           -------    -------  -------   -------    -------

     Balance outstanding
      at April 30, 1998     99,930          -        -    20,480     79,450
                           =======    =======  =======   =======    =======

     Shares exercisable
      at April 30, 1996 at
      a price range of
      $ 10.00 to $ 15.50    55,000     50,000    5,000         -          -
                           =======    =======  =======   =======    =======

     Shares exercisable
      at April 30, 1997 at
       a price range of
       $ 8.50 to $ 15.50   113,561     58,500        -    10,240     44,821
                           =======    =======  =======   =======    =======

     Shares exercisable
      at April 30, 1998 at
      a price range of
      $ 8.50 to $ 15.50     97,610          -        -    20,480     77,130
                           =======    =======  =======   =======    =======


     Shares available for
      future grant at
      April 30, 1998       349,350     25,000        -   128,600    195,750
                           =======    =======  =======   =======    =======

     The following table summarizes information about stock options outstanding as of April 30, 1998:

                        Options Outstanding              Options Exercisable
                   -------------------------------     ----------------------
                           Weighted-Avg.
      Range of               Remaining  Weighted-Avg.           Weighted-Avg.
      Exercise      As of   Contractual   Exercise       As of    Exercise
       Prices      4/30/98   Life-Yrs.     Price        04/30/98    Price
      --------     -------   ---------    -------       --------   -------
   $8.50 - $9.75    95,290        7.00     $ 8.77          95,290   $ 8.77

      $15.50         4,640        8.00      15.50           2,320    15.50
                   -------                              ---------

                    99,930        7.04       9.08          97,610     8.93
                   =======                              =========

     The Company's 1995 Incentive Plan also authorizes the granting of restricted stock awards. Under this plan, 5,809 shares of restricted stock were awarded to Company executive officers and other key employees that will vest over two years based upon the completion of specified periods of future service with the Company. Compensation is charged to income over the vesting period for these awards which resulted in expense recognition of $21,000 and $89,000 in 1998 and 1997, respectively.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), which encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earning per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

                                        1998        1997        1996
                                       -----       -----       -----
     Net income - as reported       $  7,417    $  6,470    $  6,466

     Net income - pro forma            7,516       6,366       6,090

     Diluted earnings per share
      - as reported                     1.43        1.25        1.27
     Diluted earnings per share
      - pro forma                       1.45        1.25        1.19
     Average fair value of grants
      during the year                    N/A        7.45        4.50

     Black-Sholes option pricing
      model assumptions:                1998        1997        1996
                                       -----       -----       -----
       Risk-free interest rate           N/A        6.5%        6.5%
       Expected life (years)             N/A          4           4
       Volatility                        N/A         12%         19%
       Dividend yield                    N/A       1.11%       1.24%




(5)  SUPPLEMENTAL CASH FLOW INFORMATION AND FINANCING
     ACTIVITIES

     In 1998, the Company reported proceeds from equipment sales of $ 14.0 million. The original cost and accumulated depreciation associated with these transactions were $ 19.9 million and $ 10.9 million, respectively. Gains of $ 1.7 million on sale-leaseback transactions were deferred. In 1997, the Company
     reported  proceeds  from  equipment  sales  of  $   6.6
     million. The original cost and accumulated depreciation associated with these transactions were $ 9.6 million and $ 4.3 million, respectively. In 1996, the Company reported proceeds from equipment sales of $ 6.1 million. The original cost and accumulated depreciation associated with these transactions were $ 10.8 million and $ 5.5 million, respectively.

     In 1996, the Company entered into agreements for the sale and leaseback of two helicopters. The book values of the equipment totaling $ 3.5 million were removed from the balance sheet and the gains realized on the sale transactions totaling $ 0.3 million were deferred and are being credited to income as rent expense adjustments over the lease term. Rentals on these transactions average $ 0.4 million annually.

     On July 13, 1995 the Company purchased 49% of Irish Helicopters Limited (IHL) based in Dublin Ireland for $ 3.0 million. IHL operated five aircraft which were engaged primarily in search and rescue missions off the Irish Coast. In the third quarter of fiscal year 1997, the Company recorded a $ 0.7 million writedown on this investment. The Company sold this investment in the fourth quarter of fiscal year 1997 and received proceeds which approximated the initial cost.

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

     Aggregate  rental commitments  to lease aircraft  under
     noncancellable  operating  leases  are  due  in   years
     subsequent to April 30, 1998, as follows:

                            (Thousands of dollars)
              1999               $  12,986
              2000                  12,640
              2001                  12,172
              2002                  11,427
              2003                   9,240
              Thereafter            24,427
                                   -------
                                 $  82,892
                                   =======
     Rental expense incurred under these leases consisted of
     the following:
                                   (Thousands of dollars)
                                   (Years ended April 30)
                                   ----------------------
                                 1998       1997       1996
                                 ----       ----       ----
              Aircraft       $  15,080  $  12,328  $  12,145
              Other              1,836      1,730      1,690
                               -------    -------    -------
                             $  16,916  $  14,058  $  13,835
                               =======    =======    =======

     Subsequent to year end, the Company purchased five aircraft for an aggregate of $ 6.8 million. In addition, the Company plans to purchase two helicopters in fiscal 1999. The total purchase price is approximately $ 2.9 million. These purchases are subject to obtaining customer commitments.

     The Company has policies and procedures in effect to strictly monitor its compliance with environmental regulations at its operating locations. In the first quarter of fiscal 1996, the Company began an environmental review at selected domestic bases. Known or suspected fuel contamination has been identified at all the bases reviewed. Management now believes it is likely that similar fuel contamination will be found at additional bases.

     The   Company   expensed,  including   provisions   for
     environmental  costs,  $  678,000,   $  1,325,000   and
     $  1,797,000  in  1998,  1997 and  1996,  respectively,
     related  to  remediation efforts at  five  bases.   The
     Company is currently conducting assessments at three additional bases to determine the extent of remediation required at these locations. The reasonably possible upper range of exposure for environmental matters is
     $ 2.7 million. The aggregate liability for environmental related costs at April 30, 1998 is $ 1.7 million, which the Company believes is adequate for probable and
     estimable environmental costs.   The Company will  make
     additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

     The Company is named as a defendant in various legal actions which have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined; however, after consulting with legal counsel, the Company has established accruals which it believes adequately provide for the settlement of such litigation. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.


(8)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The summarized quarterly results of operations for the years ended April 30, 1998 and 1997 (in thousands of dollars, except per share data) are as follows:


                                           Quarter Ended
                       ---------------------------------------------------
                       July 31,    October 31,    January 31,    April 30,
                         1997         1997           1998          1998
                       --------    -----------    -----------    ---------
     Revenues         $  56,360     $  57,591      $  59,482     $  65,413
     Gross profit         7,617         7,834          7,722         9,300
     Net earnings         1,775         1,554          1,820         2,268
     Net earnings per
      share-basic           .35           .30            .36           .44
     Net earnings per
      share-diluted         .34           .30            .35           .44



                                           Quarter Ended
                       ---------------------------------------------------
                       July 31,    October 31,    January 31,    April 30,
                         1996         1996           1997          1997
                       --------    -----------    -----------    ---------
     Revenues         $  50,273     $  55,378      $  52,568     $  54,169
     Gross profit         7,675         7,915          7,088         4,529
     Net earnings         2,278         2,285          1,314           593
     Net earnings per
      share-basic           .45           .45            .26           .12
     Net earnings per
      share-diluted         .44           .44            .25           .11



(9)  AIR EVAC ACQUISITION

     On December 31, 1997, PHI purchased the net assets of Samaritan AirEvac for approximately $ 8.8 million. The purchase involved all of the operating assets and business of Samaritan AirEvac, an aeromedical services division of Samaritan Health System based in Arizona and a customer of PHI's since June 12, 1993.

     The net assets were acquired by a new wholly-owned subsidiary of PHI, Air Evac, including one Lear Jet and five Cessna 441's equipped for medical transportation.

     The cost of the acquisition was allocated under the purchase method of accounting based upon the fair value of the assets acquired and liabilities assumed. The results of Air Evac's operations have been consolidated with the Company's results effective January 1, 1998.

     The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred on May 1, 1996 with pro forma adjustments to give effects to depreciation, interest expense and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                          1998        1997
                                          ----        ----
          Revenues                    $  248,886  $  227,448

          Net earnings                     7,849       7,118

          Basic earnings per share          1.53        1.40

          Diluted earnings per share        1.51        1.38

     The above pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed date.

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosures
         ------------------------------------

           There  have  been no change in and there  are  no
     disagreements  between the Company and its  independent
     certified   public   accountants  on   accounting   and
     financial disclosure matters.


                          Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

           Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4.(a) "Executive officers of the registrant and certain significant employees."

Item 11.  Executive Compensation
--------------------------------

          Information required by this item will be included
     in   the   Company's  definitive  proxy  statement   in
     connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial  Owners
----------------------------------------------------------
          and Management
          --------------

          Information required by this item will be included
     in   the   Company's  definitive  proxy  statement   in
     connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          Information required by this item will be included
     in   the   Company's  definitive  proxy  statement   in
     connection with its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                            32
<PART>

                           Part IV

Item  14. Exhibits,  Financial  Statement  Schedules   and
----------------------------------------------------------
          Reports on Form 8-K
          -------------------

(a)  1. Financial Statements
        --------------------

          Included in Part II of this report:

            Independent Auditors' Report

            Consolidated Balance Sheets - April 30, 1998 and 1997

            Consolidated  Statements of  Earnings  for  the
              three years ended April 30, 1998

            Consolidated Statements of Shareholders' Equity
              for the three years ended April 30, 1998

            Consolidated Statements of Cash Flows  for  the
              three years ended April 30, 1998

            Notes to Consolidated Financial Statements

     2. Financial Statement Schedules
        -----------------------------

            Schedule II - Valuation and Qualifying accounts for the years ended April 30, 1998, 1997 and 1996.

     3. Exhibits
        --------

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

      10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of March 31, 1997 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce and NationsBank of Texas, N.A., as agent.

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

      10.10 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No 10.12 to PHI's Report on Form 10-K dated April 30,1996).

      10.11 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

      10.12 Form of Restricted Stock Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit No. 10.2 to PHI's Report on Form 10-Q dated October 31, 1996).

      10.13 Non-qualified Stock Option Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan, as amended between PHI and Carroll W. Suggs (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q dated October 31, 1996).

      10.14 Loan  Agreement  dated as  of December  31, 1997
            among Air Evac Services Inc, Whitney National Bank, First National Bank of Commerce and
            NationsBank of Texas, N.A. (incorporated by reference to Exhibit No. 10.1 to PHI's Report on Form 10-Q dated January 31, 1998).

      10.15 Asset Purchase Agreement between Samaritan Health
            System and Air Evac Services, Inc. (incorporated by reference to Exhibit No. 10.2 to PHI's Report on Form 10-Q dated January 31, 1998).

      21    Subsidiaries of the Registrant

      23.1  Consent of KPMG Peat Marwick LLP

      27.1  Financial Data Schedule

      (b)   Reports on Form 8-K
             No reports on Form 8-K were filed by the Company
              during the fourth quarter of fiscal 1998.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

              Schedule II  Valuation and Qualifying Accounts

            For the Years Ended April 30, 1998, 1997 and 1996

                            (in thousands)


                                                     Additions
                                              ----------------------
                                   Balance at  Charged to  Charged to            Balance
                                   Beginning   Costs and     Other                At End
Description                         of Year     Expenses   Accounts  Deductions  of Year
-----------                        ----------  ----------  --------  ----------  -------
Year ended April 30, 1998:
 Allowance for doubtful accounts   $  1,160    $  1,038    $    -      $  236   $  1,962
 Allowance for obsolete inventory     2,389           -         -         500      1,889

Year ended April 30,1997:
 Allowance for doubtful accounts   $    923    $    415    $    -      $  178   $  1,160
 Allowance for obsolete inventory     2,389           -         -           -      2,389

Year ended April 30, 1996:
 Allowance for doubtful accounts   $    788    $    250    $    -      $  115   $    923
 Allowance for obsolete inventory     2,139         250         -           -      2,389





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


          Signature               Title                   Date


 /s/ Carroll W. Suggs      Chairman of the Board,     July 24, 1998
 --------------------
     Carroll W. Suggs      Chief Executive Officer
                           and Director (Principal
                             Executive Officer)


 /s/ John H. Untereker      Chief Financial Officer   July 24, 1998
 ---------------------
     John H. Untereker     (Principal Financial and
                             Accounting Officer)


 /s/ Leonard M. Horner             Director           July 24, 1998
 ---------------------
     Leonard M. Horner

 /s/ Robert G. Lambert             Director           July 24, 1998
 ---------------------
     Robert G. Lambert

 /s/ James W. McFarland            Director           July 24, 1998
 ----------------------
     James W. McFarland

 /s/ Bruce N. Whitman              Director           July 24, 1998
 --------------------
     Bruce N. Whitman

