Form 10-Q
period 1998-07-31
PETROLEUM HELICOPTERS INC
filed 1998-09-14
CIK 350403

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  July 31, 1998

                             OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
               SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____ to ____

                Commission file number 0-9827

                 PETROLEUM HELICOPTERS, INC.
   (Exact name of registrant as specified in its charter)

              Louisiana                      72-0395707
   (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)       Identification No.)

   2121 Airline Highway Suite 400
       P.O. Box 578, Metairie,               70001-5979
              Louisiana
   (Address of principal executive           (Zip Code)
              offices)

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

                        YES X  NO
                           ___    ___

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

       Class                Outstanding at September 1, 1998
                            ________________________________
    Voting Common Stock             2,800,886 shares
  Non-Voting Common Stock           2,368,175 shares




               PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
          (Thousands of dollars, except share data)
                         (Unaudited)

                                            July 31,    April 30,
                                            --------    ---------
                                              1998       1998(1)
                                            --------    ---------
ASSETS
Current assets:
 Cash and cash equivalents                $    1,223   $    2,753
 Accounts receivable - net of allowance       46,203       49,119
 Inventory                                    35,776       34,016
 Prepaid expenses                              1,457        1,478
 Notes receivable - investee companies         1,583        1,151
                                           ----------   ----------
    Total current assets                      86,242       88,517
                                           ----------   ----------
Investments                                    2,878        2,705
Property and equipment:
 Cost                                        269,117      256,042
 Less accumulated depreciation              (124,544)    (120,923)
                                           ----------   ----------
                                             144,573      135,119
                                           ----------   ----------
Other                                            765          680
                                           ----------   ----------
                                          $  234,458   $  227,021
                                           ----------  -----------
                                           ----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses    $   24,157   $   28,004
 Accrued vacation pay                          5,747        5,672
 Income taxes payable                          1,333        1,046
 Current maturities of long-term debt          5,840        5,824
                                           ---------    ---------
    Total current liabilities                 37,077       40,546
                                           ---------    ---------
Long-term debt, net of current maturities     75,829       66,795
Deferred income taxes                         19,172       19,172
Other long-term liabilities                    5,864        5,803

Shareholders' equity:
 Voting common stock - par value of $0.10;
   authorized 12,500,000; issued shares of
   2,800,866 at July 31 and April 30             280          280
 Non-voting common stock - par value of
   $ 0.10; authorized 12,500,000; issued
   shares of 2,368,175 and 2,358,935 at
   July 31 and April 30, respectively            237          236
 Additional paid-in capital                   11,777       11,706
 Retained earnings                            84,222       82,483
                                           ---------    ---------
                                              96,516       94,705
                                           ---------    ---------
                                          $  234,458   $  227,021
                                           ---------    ---------
                                           ---------    ---------

(1)The balance sheet at April 30, 1998 is condensed from the audited financial statements at that date. The accompanying notes are an integral part of these condensed consolidated financial statements.



        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

           (in thousands, except per share data)
                         (Unaudited)

                                     Three Months Ended
                                          July 31,
                                     -------------------
                                      1998         1997
                                     -------      ------
REVENUES:
 Operating revenues                $  62,220    $  55,914
 Other income (deductions)               157          446
                                     -------     --------
                                      62,377       56,360
                                     -------     --------

EXPENSES:
 Direct expenses                      53,395       48,297
 Selling, general and administrative   4,161        3,900
 Interest expense                      1,449        1,182
                                     -------     --------
                                      59,005       53,379
                                     -------     --------

Earnings before income taxes           3,372        2,981

Income taxes                           1,370        1,206
                                     -------     --------
Net earnings                        $  2,002    $   1,775
                                     -------     --------
                                     -------     --------
BASIC:
 Earnings per common share          $   0.39    $    0.35
                                     -------     --------
                                     -------     --------
DILUTED:
 Earnings per common share          $   0.38    $    0.34
                                     -------     --------
                                     -------     --------

Weighted average common shares
  outstanding                          5,161        5,095


Incremental common shares from
stock options                             75           71
                                     -------     --------

Weighted average common shares         5,236        5,166
  and equivalents                    -------     --------
                                     -------     --------


Dividends declared per common       $   0.05    $    0.05
  share                              -------     --------
                                     -------     --------

The accompanying notes are an integral part of these condensed consolidated financial statements.



        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (thousands of dollars)
                         (unaudited)


                                     Three Months Ended July 31,
                                     ----------------------------
                                           1998        1997
                                       ----------  -----------

  Cash flows from operating
  activities:
   Net earnings                        $   2,002    $   1,775
   Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
      Depreciation                         3,620        2,859
      Gain on equipment disposals           (121)        (352)
      Equity in net earnings of
        investee companies                   (36)         (94)
   Changes in operating assets and
     liabilities                          (4,111)      (2,740)
                                        ---------    ---------
  Net cash provided by operating
  activities                               1,354        1,448
                                        ---------    ---------
  Cash flows from investing
  activities:
   Investments                              (135)           -
   Purchases of property and
     equipment                           (13,150)      (8,164)
   Proceeds from asset dispositions        1,530        1,398
                                        ---------    ---------
  Net cash used in investing
    activities                           (11,755)      (6,766)
                                        ---------    ---------
  Cash flows from financing
  activities:
   Proceeds from long-term debt           15,500       11,000
   Payments on long-term debt             (6,450)      (7,209)
   Proceeds from exercise of stock
     options                                  78            -
   Dividends paid                           (257)        (254)
   Other, net                                  -          (24)
                                        ---------    ---------

  Net cash provided by financing
  activities                               8,871        3,513

                                        ---------    ---------

  Decrease in cash and cash
  equivalents                             (1,530)      (1,805)

  Cash and cash equivalents at
  beginning of period                      2,753        2,437

                                        ---------    ---------

  Cash and cash equivalents at
  end of period                        $   1,223    $     632
                                        =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.



        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS ENDED JULY 31, 1998 AND 1997

                         (Unaudited)

(1)  General

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions of the Securities and Exchange Commission ("SEC") from the books and records of Petroleum Helicopters, Inc. and Subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations of the SEC; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1998 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain
reclassifications  have  been  made  to  the  prior   year's
financial statements in order to conform to the classifications adopted for reporting in fiscal 1999. These reclassifications had no impact on net income or shareholders' equity.

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

(2)  Commitments and Contingencies

      On Monday, June 2, 1997, the Company was notified by the National Mediation Board ("NMB") that the Office and Professional Employees International Union ("OPEIU") filed an application to represent flight deck crew members (helicopter pilots) of PHI. On September 4, 1997, the NMB reported that the Company's helicopter pilots voted to reject union representation. The OPEIU filed objections with the NMB seeking a new election. This reelection request was granted on January 30, 1998. On March 31, 1998, the NMB reported that the Company's helicopter pilots voted to again reject union representation. On April 2, 1998, the OPEIU filed objections with the NMB to set aside the results of the rerun election. The objections are currently being evaluated by the NMB. Should the Company's domestic pilots elect to be represented by a union, the Company believes that this would place the Company at a competitive disadvantage which could have an adverse effect on the Company's revenues and results of operations.

(3)  Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted this standard in the quarter ended July 31, 1998. Such adoption had no effect on the Company's financial statement presentation as the Company has no items of other comprehensive income.

(4)  Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share," effective for the periods ending after December 15, 1997. FAS 128 changes the computation and presentation requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements, the Company is required to present both basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the potential shares that would have a dilutive effect on earnings per share. The Company adopted FAS 128 effective with the quarter ended January 31, 1998 on a retroactive basis, accordingly, earnings per share amounts have been restated to conform to the requirements of FAS 128.

(5)  Accounting for Computer Software

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred
or   capitalized.   SOP  98-1  is  effective  for  financial
statements for fiscal years beginning after December 15, 1998, earlier adoption is permitted in fiscal years for which annual financial statements have not been issued. The Company has implemented SOP 98-1 on a prospective basis as of May 1, 1998 resulting in approximately $ 0.5 million of costs being capitalized that would have been expensed under the Company's previous accounting method for such costs. This increased net income by $0.3 million or $0.05 per diluted share.

(6)  New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." FAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 131.



      In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. The Company believes that, due to its current limited use of derivative instruments, adoption of the Statement will not have a material effect on the Company's results of operations, financial position, or liquidity.


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

     This discussion should be read in conjunction with the accompanying financial statements and with the financial statements for the year ended April 30, 1998 together with the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

     Aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination. Air Evac, which operates in Arizona, primarily derives its revenues from third party payors based on per hour or per seat charges. These contracts are predominantly short-term in nature.




       The following table summarizes and compares the Company's operating revenues by unit for the quarters ended
July 31, 1998 and 1997:

                    Operating Revenues for the Quarter Ended July 31,
                    -------------------------------------------------
               (Thousands of dollars, except percentages and flight hours)
                                                   Increase (Decrease)
                           -------   --------    -----------------------
                             1998      1997          $          %

Oil and Gas Aviation
Services Unit             $ 50,317   $ 47,629     $ 2,688        6

Aeromedical Services Unit   11,741      7,897       3,844       49

Other                          162        388        (226)     (58)
                           -------    -------      -------    -----

Total Operating Revenues  $ 62,220   $ 55,914     $ 6,306       11
                           -------    -------      -------    -----
                           -------    -------      -------    -----

Total Flight Hours          63,320     67,114      (3,794)      (6)
                           -------    -------      -------    -----
                           -------    -------      -------    -----

   Fiscal year 1998 first quarter earnings were adversely impacted by flood damage caused by Hurricane Danny to twenty-six aircraft located at one of the Company's field bases. The approximate effect of this damage was $ 0.05 per share and primarily relates to the incremental effect of lost revenue. All but one of these aircraft are back in service.

Oil and Gas Aviation Services Unit

     Oil and Gas revenues for the quarter ended July 31, 1998 increased 6% to $ 50.3 million from $ 47.6 million. Flight hours declined 7% to 56,419 hours from 60,817 hours for the quarter ended July 31, 1998, due primarily to decreased activity in the Gulf of Mexico. The increase in revenues is primarily attributable to a rate increase which occurred in the third quarter of fiscal 1998. The effect of this rate increase for the quarter ended July 31, 1998 was approximately $ 3.1 million.

Aeromedical Services Unit

     Aeromedical revenues increased to $ 11.7 million, or 49%, from $ 7.9 million. Total Aeromedical programs and aircraft as of July 31, 1998 were fifteen and forty-three, respectively, including the recently acquired aircraft through the acquisition of Samaritan AirEvac on December 31, 1997, versus fourteen Aeromedical programs and thirty-seven aircraft at July 31, 1997. Aeromedical flight hours for the quarter increased 1,227 hours to 5,935 hours. Of the increase in flight hours and revenues, Air Evac accounted for 791 hours and $ 5.6 million, respectively.

Direct Expenses

     Direct expenses increased $ 5.1 million, or 11%, to $53.4 million primarily as a result of the addition of Air Evac ($ 4.7 million). Direct expenses as a percentage of operating revenues remained relatively constant with the Company maintaining an operating margin of 14%.

     Human  Resource costs including employee benefit costs,
increased $ 4.2 million, or 22%, to $ 23.2 million.   Salary
expense increased by $ 3.4 million due to wage increases effective January 1, 1998, the addition of approximately 200 employees with the purchase of Air Evac and a new pay plan implemented in February. The Company's gain sharing program expense was $ 0.3 million higher than the previous year period due to increased earnings. In addition, other employee benefit costs, including medical insurance, increased $ 0.4 million primarily due to an increase in premiums.

     Spare parts usage and repairs and maintenance costs declined $ 0.6 million, or 5%, to $ 11.2 million.

     Aircraft depreciation increased $ 0.7 million, or 26%, to $ 3.4 million due to the purchase of additional aircraft and equipment. The Company acquired three aircraft subsequent to July 31, 1998 and six aircraft ascribable to the Air Evac acquisition in the third quarter of fiscal year 1998. The Company acquired five aircraft during fiscal year 1999.

     Helicopter rental expense increased $ 0.3 million, or 9%, to $ 3.8 million due to the addition of several leased aircraft. There were eighty-eight leased aircraft as of July 31, 1998 as compared to seventy-nine at July 31, 1997.

     All other aircraft costs increased $ 0.2 million, or 2%, to $ 9.5 million.

Selling, General, and Administrative Expenses

      Selling, general and administrative expenses increased $ 0.3 million, or 8% to $ 4.2 million. Of this increase, $0.4 million was related to legal and other business consulting fees. Offsetting this increase was a decline in computer software costs which were capitalized in the first quarter of fiscal 1999 versus expensed in the prior year's comparable quarter. The Company implemented SOP 98-1 during this quarter resulting in approximately $0.5 million of costs being capitalized.

Interest Expense

     Interest expense increased $ 0.3 million, or 23%, to $1.4 million. This was primarily related to the increase in
the   Company's  long-term  debt.   Average  long-term  debt
increased $ 12.8 million over the prior year's first quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a comparison of the first quarter of the fiscal year ending April 30, 1999 with the year ended
April 30, 1998.

     The Company's cash position as of July 31, 1998 was $1.2 million compared to $ 2.8 million at April 30, 1998,the Company's fiscal year end. Working capital increased $ 1.2 million from $ 48.0 million at fiscal year end to $ 49.2 million.

     Total long-term debt increased $ 9.1 million to $ 81.7 million as a result of the investing activities described below. The Company's current debt obligation totals $ 5.8 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. At September 1, 1998, the Company had $ 5.0 million of credit capacity available under its credit facilities. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreements.

     Cash  provided  by  operating  activities  was  $   1.4
million.   Investing activities included  the  purchase  and
completion of five aircraft, aircraft improvements, and engines for $ 13.2 million. Investing activities were primarily funded through increased borrowings under the Company's credit facilities. The Company also paid dividends of $ 0.05 per share during the first quarter of fiscal 1999.

     The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The Company has expensed, including provisions for environmental costs, $ 0.1 million for the three months ended July 31, 1998 as compared to $ 0.3 million for the comparable period in fiscal year 1998. The aggregate liability recorded for environmental related costs at July 31, 1998 is $ 1.7 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

      The Company has considered the impact of Year 2000 issues on its computer systems and applications. A committee consisting of members of senior management from various disciplines within the Company has been formed and is meeting regularly to discuss and outline the appropriate course of action that must be taken to deal with any potential Year 2000 issues. A compliance plan has been developed and conversion activities are in process in conjunction with the current information systems upgrades and is expected to be completed and tested in 1998.

      The Company has committed to purchase software and upgrade its hardware to address the Year 2000 issues.
Management does not expect that this project will have a significant effect on the Company's operations primarily due to the significant expenditures for new information technology systems during fiscal 1998 and 1997.

      The Company is currently undertaking an inventory of all equipment used in the transmission and reception of all signals to identify items that need to be upgraded or replaced.

      Additionally, the Company is currently evaluating its position with significant suppliers, lenders, large customers and others to ensure that those parties have appropriate plans to address Year 2000 issues where they may otherwise impact the operations of the Company. The Company does not have any significant suppliers, lenders and/or large customers that directly interface with the Company's information technology systems. There is no guarantee that the systems of the Company's suppliers and customers will be Year 2000 compliant in time or that any such non-compliance will not have an adverse effect on the Company's financial condition or results of operaitons. Concurrent with the Company's efforts to correct Year 2000 issues, the Company is in the process of developing appropriate contingency plans to help prevent the Company's operations from being materially impacted by a failure to correct a Year 2000 problem.




FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward looking statements. When used herein, the words "anticipates", "expects", "believes", "intends", "plans", or "projects" and similar expressions are intended to identify forward looking statements. It is important to note that forward looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward looking statements. Although the Company believes that the assumptions reflected in forward looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the
substantial  capital  expenditures  required  to  fund   its
operations, environmental risks, competition, government regulation, unionization, Year 2000 issues and the ability of the Company to implement its business strategy. All forward looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

RESULTS AT A GLANCE (Unaudited)

  The   following  table  provides  a  summary  of  critical
operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                  Three Months Ended July 31,
                                  ---------------------------
Operations                             1998           1997
                                  ---------------------------

    Operating revenues               $   62,220    $   55,914
    Net earnings                          2,002         1,775
    Net earnings per basic share           0.39          0.35
    Net earnings per diluted share         0.38          0.34
    Book value per diluted share          18.26         17.07
    Annualized return on
      shareholders' equity                 8.4%          8.0%
    Total flight hours - operated        63,320        67,114

Financial Summary                  July 31, 1998   April 30, 1998
                                   -------------   --------------

    Net working capital              $   49,165    $   47,971
    Net book value of property
      and equipment                     144,573       135,119
    Long-term debt                       75,829        66,795

General Statistics

    Aircraft operated                       309           307
    Employees                             2,188         2,135



                 PART II - OTHER INFORMATION


Item  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1  (i)   Articles of Incorporation of the Company
           (incorporated by reference to Exhibit No. 3.1 (i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

      (ii) By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on Form
           10-Q for the quarterly period ended July 31, 1996).

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K for the quarter ending July 31, 1998.



                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Petroleum Helicopters, Inc.


September  14, 1998             By: /s/ Carroll W. Suggs
                                ----------------------------
                                Carroll W. Suggs
                                Chairman of the Board,
                                President and
                                Chief Executive Officer
                                  (duly authorized officer)


September  14, 1998             By: /s/ Geoffrey C. Stanford
                                ----------------------------
                                Geoffrey C. Stanford
                                Controller and Treasurer
                                  (principal financial and
                                   accounting officer)