Form 10-Q
period 1998-10-31
PETROLEUM HELICOPTERS INC
filed 1998-12-15
CIK 350403

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  October 31, 1998

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

    2121 Airline Drive, Suite 400
       P.O. Box 578, Metairie, Louisiana     70001-5979
   (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:(504)828-3323

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

             Class               Outstanding at December 1, 1998
             _____               _______________________________

      Voting Common Stock                2,800,886 shares
    Non-Voting Common Stock              2,368,175 shares




               PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)
                         (Unaudited)
                                          October 31,    April 30,
                                              1998        1998(1)
ASSETS                                     _________     ________
Current assets:
 Cash and cash equivalents                $    1,569   $    2,753
 Accounts receivable - net of allowance       54,441       49,119
 Inventory                                    35,237       34,016
 Prepaid expenses                              1,853        1,478
 Notes receivable - investee companies         1,724        1,151
                                           _________     ________
    Total current assets                      94,824       88,517
                                           _________     ________
Investments                                    2,689        2,705
Property and equipment:
 Cost                                        272,269      256,042
 Less accumulated depreciation              (127,777)    (120,923)
                                           _________     ________
                                             144,492      135,119
                                           _________     ________
Other                                            741          680
                                           _________     ________
                                          $  242,746   $  227,021
                                           =========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses    $   26,064   $   28,004
 Accrued vacation pay                          5,875        5,672
 Income taxes payable                            602        1,046
 Current maturities of long-term debt          5,857        5,824
                                           _________     ________
    Total current liabilities                 38,398       40,546
                                           _________     ________
Long-term debt, net of current maturities     81,358       66,795
Deferred income taxes                         18,685       19,172
Other long-term liabilities                    6,099        5,803

Shareholders' equity:
 Voting common stock-par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,800,866 at October 31 and April 30          280          280
 Non-voting common stock-par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,368,175 and 2,358,935 at October 31 and
   April 30, respectively                        237          236
   Additional paid-in capital                 11,777       11,706
 Retained earnings                            85,912       82,483
                                           _________     ________
                                              98,206       94,705
                                           _________     ________
                                          $  242,746   $  227,021
                                           =========     ========

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

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

            (In thousands, except per share data)
                         (Unaudited)


                                    Three Months Ended     Six Months Ended
                                        October 31,          October 31,
                                    __________________   ___________________
                                      1998       1997       1998        1997
REVENUES:                           _______   _______    ________    ________

 Operating revenues                 $67,009   $57,521    $129,229    $113,435
 Other income (deductions)           (1,531)       70      (1,374)        516
                                    _______   _______    ________    ________
                                     65,478    57,591     127,855     113,951
                                    _______   _______    ________    ________
EXPENSES:
 Direct expenses                     55,704    49,687     109,099      97,984
 Selling, general & administrative    4,948     3,985       9,109       7,885
 Interest expense                     1,536     1,244       2,985       2,426
                                    _______   _______    ________    ________
                                     62,188    54,916     121,193     108,295
                                    _______   _______    ________    ________

Earnings before income taxes          3,290     2,675       6,662       5,656

Income taxes                          1,336     1,121       2,706       2,327
                                    _______   _______    ________    ________

Net earnings                        $ 1,954   $ 1,554    $  3,956    $  3,329
                                    =======   =======    ========    ========
BASIC:
 Earnings per common share          $  0.38   $  0.30    $   0.77    $   0.65
                                    =======   =======    ========    ========
DILUTED:
 Earnings per common share          $  0.37   $  0.30    $   0.76    $   0.64
                                    =======   =======    ========    ========
Weighted average common shares
 outstanding                          5,169     5,104       5,165       5,099

Incremental common shares from
 stock options                           59        97          66          98
                                    _______   _______    ________    ________

Weighted average common shares
 and equivalents                      5,228     5,201       5,231       5,197
                                    =======   =======    ========    ========
Dividends declared per common
 share                              $  0.05   $  0.05    $   0.10    $   0.10
                                    =======   =======    ========    ========
The accompanying notes are an integral part of these condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (In thousands)
                         (unaudited)


                                                        Six Months Ended
                                                          October 31,
                                                    ______________________
                                                       1998          1997
                                                    ________      ________
Cash flows from operating activities:
 Net earnings                                       $ 3,956       $ 3,329
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation                                      7,680         5,931
    Deferred income taxes                              (487)            -
    (Gain)loss on equipment disposals                   113          (417)
    Equity in net earnings of investee companies        (83)          (99)
    Loss from operations disposals                    1,344             -
 Changes in operating assets and liabilities        (10,617)       (6,047)
                                                    ________      ________

Net cash provided by operating activities             1,906         2,697
                                                    ________      ________

Cash flows from investing activities:
 Investments                                           (270)            -
 Purchases of property and equipment                (26,654)      (13,223)
 Proceeds from asset dispositions                     9,676         2,895
                                                    ________      ________

Net cash used in investing activities               (17,248)      (10,328)
                                                    ________      ________

Cash flows from financing activities:
 Proceeds from long-term debt                        24,000        16,000
 Payments on long-term debt                          (9,404)       (9,426)
 Proceeds from exercise of stock options                 78             -
 Dividends paid                                        (516)         (511)
 Other, net                                               -           273
                                                    ________      ________

Net cash provided by financing activities            14,158         6,336
                                                    ________      ________

Decrease in cash and cash equivalents                (1,184)       (1,295)

Cash and cash equivalents at beginning of period      2,753         2,437
                                                    ________      ________

Cash and cash equivalents at end of period          $ 1,569       $ 1,142
                                                    ========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

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

      The Company's financial results, particularly as it relates to its domestic oil and gas aviation services, are influenced by seasonal fluctuations. During the winter, there are more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower during the Company's third fiscal quarter than at other times of the year. This produces a seasonal aspect to the Company's business and typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

(2)  Commitments and Contingencies

      On Monday, June 2, 1997, the Company was notified by the National Mediation Board ("NMB") that the Office and Professional Employees International Union ("OPEIU") filed an application to represent flight deck crew members (helicopter pilots) of PHI. On September 4, 1997, the NMB reported that the Company's helicopter pilots voted to reject union representation. The OPEIU filed objections with the NMB seeking a new election. This reelection request was granted on January 30, 1998. On March 31, 1998, the NMB reported that the Company's helicopter pilots voted to again reject union representation. On April 2, 1998, the OPEIU filed objections with the NMB to set aside the results of the rerun election. On October 28, 1998, the NMB dismissed the OPEIU's objections and certified the March 31, 1998 election.



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

(5)  Accounting for Computer Software

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred
or   capitalized.   SOP  98-1  is  effective  for  financial
statements for fiscal years beginning after December 15, 1998, earlier adoption is permitted in fiscal years for which annual financial statements have not been issued. The Company has implemented SOP 98-1 on a prospective basis as of May 1, 1998 resulting in approximately $ 0.9 million of costs being capitalized during fiscal 1999 that would have been expensed under the Company's previous accounting method for such costs. This increased net income by $0.5 million
or   $0.10   per  diluted  share  in  fiscal   1999.    This
capitalization of costs will decline in future periods as the Company has completed the Application Development Stage of its new Workorder and Billing System during the third
quarter.   Post-implementation costs  will  be  expensed  in
accordance with the SOP and Development Stage costs will be amortized over the estimated useful life.

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

      In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. The Company believes that, due to its current limited use of derivative instruments, adoption of the Statement will not have a material effect on the Company's results of operations, financial position, or liquidity.


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


RESULTS OF OPERATIONS

Second Quarter Fiscal 1999 to Second Quarter Fiscal 1998

  Revenues

     The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Oil and Gas Aviation Services Unit's transportation service contracts, both domestic and international, are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates. The Company's technical service contracts are generally provided on an actual cost plus negotiated mark-up basis.

     Aeromedical contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination. On December 31, 1997, PHI acquired the assets of Samaritan AirEvac ("Air Evac"), which it operates as a division within its
Aeromedical Services Unit. Air Evac which operates in Arizona, primarily derives its revenues from third party payors based on per hour or per seat charges. These contracts are predominantly short-term in nature.

       The following table summarizes and compares the Company's operating revenues by unit for the quarters ended
October 31, 1998 and 1997:


                                        Operating Revenues for the Quarter
                                                Ended October 31,
                                   _________________________________________
                                   (Thousands of dollars, except percentages
                                                and flight hours)
                                   _________________________________________
                                                           Increase(Decrease)
                                                           __________________
                                      1998       1997         $          %
                                    _______    _______     ______      ____

Oil and Gas Aviation Services Unit  $54,867    $49,247     $5,620       11


Aeromedical Services Unit            11,987      7,752      4,235       55

Other                                   155        522       (367)     (70)
                                    _______    _______     ______

Total Operating Revenues            $67,009    $57,521     $9,488       16
                                    =======    =======     ======      ====

Total Flight Hours                   62,511     67,435     (4,924)      (7)
                                    =======    =======     ======      ====

      Overall flight activity for the second quarter of fiscal 1999 declined by 7% as demand for domestic oil and gas aviation services has slowed due to an "economic softening" in the Gulf of Mexico. The Company anticipates flight activity to continue to decline for the remainder of the fiscal year. Despite these declines, oil and gas revenues were higher due to rate increases, which went into effect during the third quarter of fiscal 1998, and an increase in Specials due to several tropical storm and hurricane evacuations.

     Fiscal year 1998 second quarter earnings were adversely impacted by flood damage caused by Hurricane Danny to twenty-six aircraft located at one of the Company's field bases. The approximate effect of this damage was $ 0.21 per share for the quarter and primarily relates to the incremental effect of lost revenue. All of these aircraft are back in service.

      In  addition, results for the second quarter of fiscal
1999 were adversely impacted ($ 0.15 per diluted share) by the discontinuance of a joint venture in South America.

Oil and Gas Aviation Services Unit

     Revenues  for  the  quarter  ended  October  31,   1998
increased 11% to $ 54.9 million from  $ 49.2  million.   The
increase  in revenues  is  primarily  attributable to   rate
increases which occurred in the third quarter of fiscal 1998 and an increase in hurricane evacuation Specials. The effect of these rate increases for the quarter ended October 31, 1998 was approximately a $ 3.0 million increase in revenues. Flight hours declined 9% to 55,762 hours from 61,589 hours for the quarter ended October 31, 1998, due primarily to decreased activity in the Gulf of Mexico.

Aeromedical Services Unit

     Aeromedical revenues  increased 55% to  $ 12.0  million
from  $  7.8 million.  Total Aeromedical programs  and
aircraft as of October 31, 1998 were seventeen and forty-four, respectively, including the aircraft acquired with  the Air Evac acquisition versus fifteen Aeromedical
programs and thirty-eight aircraft at October 31, 1997.   Of
the forty-four Aeromedical aircraft at October 31, 1998, thirty-eight are helicopters and six are fixed wing aircraft. Aeromedical flight hours for the quarter increased 1,076 hours to 5,834 hours. Of the increase in flight hours and revenues, Air Evac accounted for 826 hours and $ 3.6 million, respectively.

Direct Expenses

     Direct expenses increased $ 6.0 million, or 12%, to $ 55.7 million primarily as a result of the addition of Air Evac which accounted for $ 2.8 million of the increase. However, direct expenses as a percentage of operating revenues decreased, improving the Company's operating margin to 16.9% from 13.6% in the prior year comparable quarter. The Company completed a significant number of aircraft refurbishments during the quarter thereby increasing the amount of capitalized labor. This reduced direct expenses during the quarter, thus improving the operating margin.

     Human  Resource costs, including employee benefit costs,
increased $ 3.7 million, or 20%, to $ 22.6 million.   Salary
expense increased by $ 3.0 million due to wage increases effective January 1, 1998, the addition of approximately 200 employees with the purchase of Air Evac and a new pay plan implemented in February 1998. The Company's gain sharing program expense was $ 0.4 million higher than the previous year period due to increased earnings. In addition, other
employee   benefit   costs,  including  medical   insurance,
increased $ 0.3 million primarily due to an increase in premiums and claim costs.

     Spare parts usage and repairs and maintenance costs remained constant at $ 12.8 million.

     Aircraft depreciation increased $ 0.9 million, or 31%, to $ 3.8 million due to the purchase of additional aircraft and equipment. The Company acquired six aircraft ascribable to the Air Evac acquisition in the third quarter of fiscal year 1998. The Company made net purchases of two aircraft during fiscal year 1999. This included nine aircraft purchases; four of which were converted to leases during the quarter and one of which was sold during the quarter. Additionally, two aircraft were sold which were purchased prior to fiscal year 1999.

     Helicopter rental expense remained constant at $ 3.6 million. There were ninety-one leased aircraft as of October 31, 1998 as compared to eighty-six at October 31, 1997. During June 1998, thirteen leased aircraft were refinanced resulting in monthly lease expense reductions of $ 75,000.

     All other aircraft costs increased $ 0.9 million, or 10%, to $ 10.0 million.

Selling, General, and Administrative Expenses

      Selling, general and administrative expenses increased $ 1.0 million, or 26% to $ 4.9 million. Of this increase, $ 0.5 million was related to an increase in human resource costs and $ 0.6 million was related to legal and other business consulting fees. Offsetting this increase was a decline in computer software costs which were capitalized in the second quarter of fiscal 1999 versus expensed in the prior year's comparable quarter. The Company implemented SOP 98-1 during this quarter resulting in approximately $ 0.5 million of costs being capitalized.

Interest Expense

     Interest expense increased $ 0.3 million, or 25%, to $ 1.5 million. This was primarily related to the increase in the Company's long-term debt. Average long-term debt increased $ 16.8 million, or 25%, over the prior year's second quarter.


First Six Months Fiscal 1999 to First Six Months Fiscal 1998


       The following table summarizes and compares the Company's operating revenues by unit for the six months ended October 31, 1998 and 1997:


                                     Operating Revenues for the Six Months
                                                Ended October 31,
                                   _________________________________________
                                   (Thousands of dollars, except percentages
                                                and flight hours)
                                   _________________________________________
                                                          Increase(Decrease)
                                                          __________________
                                      1998       1997         $         %
                                    ________   _______     ______      ____

Oil and Gas Aviation Services Unit  $105,184   $96,876     $8,308        9


Aeromedical Services Unit             23,728    15,649      8,079       52

Other                                    317       910       (593)     (65)
                                    ________  ________    _______

Total Operating Revenues            $129,229  $113,435    $15,794       14
                                    ========  ========    =======      ====

Total Flight Hours                   125,831   134,549     (8,718)      (6)
                                    ========  ========    =======      ====

      Overall flight activity for the first six months of fiscal 1999 declined by 6% as demand for domestic oil and gas aviation services has slowed due to an "economic softening" in the Gulf of Mexico. The Company anticipates flight activity to continue to decline for the remainder of the fiscal year. Despite these declines, oil and gas revenues were higher due primarily to rate increases, which went into effect during the third quarter of fiscal 1998, and an increase in Specials due to several tropical storm and hurricane evacuations.

     Fiscal year 1998 earnings were adversely impacted by flood damage caused by Hurricane Danny to twenty- six aircraft located at one of the Company's field bases.
The approximate effect of this damage was $ 0.21 per share for the six months ended October 31, 1997 and primarily relates to the incremental effect of lost revenue. All of these aircraft are back in service.

      In  addition, results for the second quarter of fiscal
1999 were adversely impacted ($ 0.15 per diluted share) by the discontinuance of a joint venture in South America.


Oil and Gas Aviation Services Unit

     Revenues  for  the  six months ended October  31,  1998
increased  9%  to $ 105.2 million from $ 96.9 million.   The
increase in revenues is primarily attributable to rate increases discussed above. The effect of these rate increases for the six months ended October 31, 1998 was approximately a $ 6.0 million increase in revenues. Flight hours declined 8% to 112,181 hours from 122,406 hours for the six months ended October 31, 1998 due primarily to decreased activity in the Gulf of Mexico.

Aeromedical Services Unit

     Aeromedical revenues increased $ 8.1 million,  or  52%,
to  $ 23.7 million.  Total Aeromedical programs and aircraft as of October 31, 1998 were seventeen and forty-four, respectively, including the aircraft acquired with the Air Evac acquistion, versus fifteen Aeromedical programs and thirty-eight aircraft at October 31, 1997. Of the forty-four
Aeromedical aircraft at October 31, 1998, thirty-eight   are
helicopters and six are fixed wing aircraft. Aeromedical flight hours for the six months increased 2,304 hours to 11,769
hours.   Of  the increase in flight hours and revenues,  Air
Evac accounted for 1,617 additional hours and $ 7.4 million in additional revenues, respectively.

Direct Expenses

     Direct expenses increased $ 11.1 million, or 11%, to $ 109.1 million primarily as a result of the addition of Air Evac which accounted for $ 5.7 million of the increase. However, direct expenses as a percentage of operating revenues declined, improving the Company's operating margin to 15.6% from 13.6% in the prior year period. The Company completed a significant number of aircraft refurbishments during the second quarter thereby increasing the amount of capitalized labor. This reduced direct expenses for the six months, thereby improving the operating margin.

     Human  Resource costs, including employee benefit costs,
increased $ 7.9 million, or 21%, to $ 45.9 million.   Salary
expense increased by $ 6.4 million due to wage increases effective January 1, 1998, the addition of approximately 200 employees with the purchase of Air Evac and a new pay plan implemented in February. The Company's gain sharing program expense was $0.6 million higher than the previous year period due to increased earnings. In addition, other employee benefit costs, including medical insurance, increased $ 0.9 million primarily due to an increase in premiums and claim costs.

     Spare parts usage and repairs and maintenance costs declined $ 0.6 million, or 2%, to $ 24.0 million.

     Aircraft depreciation increased $ 1.6 million, or 28%, to $ 7.3 million due to the purchase of additional aircraft and equipment. The Company acquired six aircraft ascribable to the Air Evac acquisition in the third quarter of fiscal year 1998. The Company made net purchases of two aircraft during fiscal year 1999. This included nine aircraft purchases, four of which were converted to leases during the second quarter and one of which was sold during the second quarter. Additionally, two aircraft were sold which were purchased prior to fiscal year 1999.

     Helicopter rental expense increased $ 0.4 million, or 6%, to $ 7.5 million. There were ninety-one leased aircraft as of October 31, 1998 as compared to eighty-six at October
31, 1997.

     All other aircraft costs increased $ 1.1 million, or 6%, to $ 19.5 million.

Selling, General, and Administrative Expenses

      Selling, general and administrative expenses increased $ 1.2 million, or 15%, to $ 9.1 million. Of this increase, $ 0.7 million related to an increase in human resource costs and $ 1.0 million related to legal and other business consulting fees. Offsetting this increase was a decline in computer software costs which were capitalized in fiscal 1999 versus expensed in the prior year's comparable period. The Company implemented SOP 98-1 during the first six months of fiscal 1999 resulting in approximately $ 0.9 million of costs being capitalized.

Interest Expense

     Interest expense increased $ 0.6 million, or 25%, to $ 3.0 million. This was primarily related to the increase in the Company's long-term debt. Average long-term debt increased $ 14.8 million, or 22%, over the prior year's six month period.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a comparison of the first six months of the fiscal year ending April 30, 1999 with the year ended
April 30, 1998.

     The Company's cash position as of October 31, 1998 was $ 1.6 million compared to $ 2.8 million at April 30, 1998, the Company's fiscal year end. Working capital increased
$ 8.4 million from $ 48.0 million at fiscal year end to $ 56.4 million at October 31, 1998.

     Total long-term debt, net of current maturities, increased $ 14.6 million to $ 81.4 million as a result of the investing activities described below. The Company's current debt obligation totals $ 5.9 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. On November 30, 1998, the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The new agreement increased the Company's credit capacity by $ 7.0 million. At December 10, 1998, the Company had $ 13.5 million of credit capacity available under its credit facilities. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreements.

     Cash  provided  by  operating  activities  was  $   1.9
million.   Investing activities included  the  purchase  and
completion of nine aircraft, aircraft improvements, and engines for $ 26.7 million. The Company also converted the purchases of four of these aircraft into leases receiving proceeds of approximately $ 5.7 million. Additional proceeds of $ 1.8 million were received on an aircraft which was purchased and sold during the quarter. Investing activities were primarily funded through proceeds from asset dispositions and increased borrowings under the Company's credit facilities. The Company paid dividends of $ 0.05 per share during the first and second quarters of fiscal 1999.

     The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The Company has expensed, including provisions for environmental costs, $ 0.2 million for the six months ended October 31, 1998 as compared to $ 0.7 million for the comparable period in fiscal year 1998. The aggregate liability recorded for environmental related costs at October 31, 1998 is $ 1.7 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

      The Company has considered the impact of Year 2000 ("Y2K") issues on its computer systems and applications. A committee consisting of members of senior management from various disciplines within the Company has been formed and is meeting regularly to discuss and outline the appropriate course of action that must be taken to deal with any potential Year 2000 issues. A compliance plan has been developed and conversion activities are in process in conjunction with the current information systems upgrades and is expected to be completed and tested in 1998.

      The Company has committed to purchase software and upgrade its hardware to address the Year 2000 issues.
Management does not expect that this project will have a significant effect on the Company's operations primarily due to the significant expenditures for new information technology systems during fiscal 1998, 1997 and 1996.

      The Company is currently undertaking an inventory of all equipment used in the transmission and reception of all signals to identify items that need to be upgraded or replaced. The Company has retained the consulting firm of
BrightStar Information Technology Group, Inc. for an estimated cost of $ 0.3 million to assist with a wide range of Year 2000 services, including a complete hardware and software inventory and Year 2000 compliance analysis. This review is expected to be completed by March 31, 1999.

      This assessment includes evaluating our position with significant suppliers, lenders, large customers and others to ensure that those parties have appropriate plans to address Year 2000 issues where they may otherwise impact the operations of the Company. The Company does not have any significant suppliers, lenders and/or large customers that directly interface with the Company's information technology systems. There is no guarantee that the systems of the Company's suppliers and customers will be Year 2000 compliant in time or that any such non-compliance will not have an adverse effect on the Company's financial condition or results of operations. Concurrent with the Company's efforts to correct Year 2000 issues, the Company is in the process of developing appropriate contingency plans, which the Company expects to have completed by March 31, 1999, to help prevent the Company's operations from being materially impacted by a failure to correct a Year 2000 problem.


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



RESULTS AT A GLANCE (Unaudited)

  The   following  table  provides  a  summary  of  critical
operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                             Six Months Ended October 31,
                                           _______________________________
Operations                                       1998             1997
                                           _______________________________

  Operating revenues                          $ 129,229        $ 113,435
  Net earnings                                    3,956            3,329
  Net earnings per basic share                     0.77             0.65
  Net earnings per diluted share                   0.76             0.64
  Book value per diluted share                    18.77            17.42
  Annualized return on shareholders' equity        8.2%             7.5%
  Total flight hours - operated                 125,831          134,549

Financial Summary                          October 31, 1998  April 30, 1998
                                           ________________  ______________

  Net working capital                         $  56,426        $  47,971
  Net book value of property and equipment      144,492          135,119
  Long-term debt, net of current maturities      81,358           66,795

General Statistics

  Aircraft operated                                 309              307
  Employees                                       2,186            2,135


                 PART II - OTHER INFORMATION



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders of the Company was held on October 30, 1998, at which time the stockholders elected the following directors:

Nominees                        For             Withheld
________                        ___             ________

Carroll W. Suggs             2,692,502             516

Leonard M. Horner            2,693,018               0

James W. McFarland           2,692,990              28

Bruce N. Whitman             2,692,988              30


The  proposal for the Directors Stock Compensation Plan (the
"Plan") was approved. The following number of shares of voting common stock were cast on the proposal to approve the Plan, as shown below:

       For               Against             Abstain
       ___               _______             _______

    2,591,329            118,300              1,790


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

27     Financial Data Schedule

(b)    Reports on Form 8-K

               No reports were filed on Form 8-K for the quarter ending October 31, 1998.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Petroleum Helicopters, Inc.


December  15, 1998                   By: /s/ Carroll W. Suggs
                                     ________________________________
                                     Carroll W. Suggs
                                     Chairman of the Board, President
                                     and Chief Executive Officer
                                     (duly authorized officer)


December  15, 1998                   By: /s/ Michael J. McCann
                                     ________________________________
                                     Michael J. McCann
                                     Chief Financial Officer and
                                     Treasurer
                                     (principal financial and
                                        accounting officer)