Form 10-Q
period 1999-01-31
PETROLEUM HELICOPTERS INC
filed 1999-03-17
CIK 350403

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  January 31, 1999

                             OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
               SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

                Commission file number 0-9827

                 PETROLEUM HELICOPTERS, INC.
   (Exact name of registrant as specified in its charter)

             Louisiana                  72-0395707
  (State or other jurisdiction of    (I.R.S. Employer
   incorporation or organization)   Identification No.)

   2121 Airline Drive, Suite 400
      P.O. Box 578, Metairie,
             Louisiana                  70001-5979
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

             Class                 Outstanding at March 1, 1999
             _____                 ____________________________
      Voting Common Stock                2,800,886 shares
    Non-Voting Common Stock              2,368,175 shares


               PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data)
                         (Unaudited)

                                           January 31,   April 30,
                                              1999        1998(1)
ASSETS                                      ________     ________
Current assets:
 Cash and cash equivalents                $    2,260   $    2,753
 Accounts receivable - net of allowance       47,829       49,119
 Inventory                                    35,976       34,016
 Prepaid expenses                              1,939        1,478
 Notes receivable - investee companies         1,375        1,151
                                            ________     ________
    Total current assets                      89,379       88,517
                                            ________     ________
Investments                                    2,756        2,705
Property and equipment:
 Cost                                        273,493      256,042
 Less accumulated depreciation              (129,040)    (120,923)
                                            ________     ________
                                             144,453      135,119
                                            ________     ________
Other                                            602          680
                                            ________     ________
                                          $  237,190   $  227,021
                                            ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses    $   25,549   $   28,004
 Accrued vacation pay                          5,818        5,672
 Income taxes payable                            102        1,046
 Current maturities of long-term debt          5,874        5,824
                                            ________     ________
    Total current liabilities                 37,343       40,546
                                            ________     ________
Long-term debt, net of current maturities     75,884       66,795
Deferred income taxes                         18,685       19,172
Other long-term liabilities                    6,135        5,803

Shareholders' equity:
 Voting common stock - par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,800,886 at January 31 and April 30          280          280
 Non-voting common stock - par value of
   $ 0.10; authorized 12,500,000; issued
   shares of 2,368,175 and 2,358,935 at
   January 31 and April 30, respectively         237          236
 Additional paid-in capital                   11,777       11,706
 Retained earnings                            86,849       82,483
                                            ________     ________
                                              99,143       94,705
                                            ________     ________
                                          $  237,190   $  227,021
                                            ========     ========
(1)The balance sheet at April 30, 1998 is condensed from the audited financial statements at that date. The accompanying notes are an integral part of these condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

            (In thousands, except per share data)
                         (Unaudited)


                                Three Months Ended    Nine Months Ended
                                    January 31,          January 31,
                                __________________    _________________
                                  1999        1998       1999      1998
                                ______      ______    _______   _______
REVENUES:
 Operating revenues            $61,841     $58,803   $191,070  $172,238
 Other income (deductions)         435         679       (939)    1,195
                                ______      ______    _______   _______
                                62,276      59,482    190,131   173,433
                                ______      ______    _______   _______
EXPENSES:
 Direct expenses                54,156      51,081    163,255   149,065
 Selling, general and
     administrative              4,382       4,021     13,491    11,906
 Interest expense                1,631       1,325      4,616     3,751
                                ______      ______    _______   _______
                                60,169      56,427    181,362   164,722
                                ______      ______    _______   _______

Earnings before income taxes     2,107       3,055      8,769     8,711

Income taxes                       905       1,235      3,611     3,562
                                ______      ______    _______   _______

Net earnings                   $ 1,202     $ 1,820   $  5,158  $  5,149
                                ======      ======    =======   =======
BASIC:
 Earnings per common share     $  0.23     $  0.36   $   1.00  $   1.01
                                ======      ======    =======   =======
DILUTED:
 Earnings per common share     $  0.23     $  0.35   $   0.99  $   0.99
                                ======      ======    =======   =======

Weighted average common shares
     outstanding                 5,169       5,118      5,166     5,106


Incremental common shares from
     stock options                  57          84         65        87
                                ______      ______    _______   _______

Weighted average common shares
     and equivalents             5,226       5,202      5,231     5,193
                                ======      ======    =======   =======

Dividends declared per
     common share              $  0.05     $  0.00   $   0.15  $   0.10
                                ======      ======    =======   =======
The accompanying notes are an integral part of these condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (In thousands)
                         (Unaudited)

                                            Nine Months Ended January 31,
                                            ____________________________
                                                1999          1998
                                               _______       _______
Cash flows from operating activities:
 Net earnings                                 $  5,158      $  5,149
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation                                12,011         9,210
    Deferred income taxes                         (487)            -
    Gain on equipment disposals                   (368)       (2,027)
    Equity in net earnings of
      investee companies                           (37)         (167)
    Loss from operations disposals               1,344         1,000
 Changes in operating assets and liabilities    (6,217)       (9,211)
                                               _______       _______

Net cash provided by operating activities       11,404         3,954
                                               _______       _______

Cash flows from investing activities:
 Investments                                      (383)       (8,754)
 Purchases of property and equipment           (31,626)      (19,568)
 Proceeds from asset dispositions               11,670        12,063
                                               _______       _______

Net cash used in investing activities          (20,339)      (16,259)
                                               _______       _______

Cash flows from financing activities:
 Proceeds from long-term debt                   24,000        30,150
 Payments on long-term debt                    (14,861)      (16,395)
 Dividends paid                                   (775)         (767)
 Other, net                                         78           304
                                               _______       _______

Net cash provided by financing activities        8,442        13,292
                                               _______       _______

(Decrease) Increase in cash and cash
  equivalents                                     (493)          987

Cash and cash equivalents at beginning
  of period                                      2,753         2,437
                                               _______       _______

Cash and cash equivalents at end of period    $  2,260      $  3,424
                                               =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

        PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         NINE MONTHS ENDED JANUARY 31, 1999 AND 1998

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

(2)  Commitments and Contingencies

      On  June  2,  1997, the Company was  notified  by  the
National Mediation Board ("NMB") that the Office and Professional Employees International Union ("OPEIU") filed an application to represent flight deck crew members (helicopter pilots) of PHI. On September 4, 1997, the NMB reported that the Company's helicopter pilots voted to reject union representation. The OPEIU filed objections with the NMB seeking a new election. This reelection request was granted on January 30, 1998. On March 31, 1998, the NMB reported that the Company's helicopter pilots voted to again reject union representation. On April 2, 1998, the OPEIU filed objections with the NMB to set aside the results of the rerun election. On October 28, 1998, the NMB dismissed the OPEIU's objections and certified the March 31, 1998 election.



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

(4)  Accounting for Computer Software

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No.98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred or capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, earlier adoption is permitted in fiscal years for which annual financial statements have not been issued. The Company has implemented SOP 98-1 on a prospective basis as of May 1, 1998 resulting in approximately $ 1.2 million of costs being capitalized during fiscal 1999 that would have been expensed under the Company's previous accounting method for such costs. This increased net income by $ 0.7 million or $ 0.13 per diluted share in fiscal 1999. This capitalization of costs will decline in future periods as the Company has completed the Application Development Stage of its new Workorder and Billing System during the third quarter of fiscal 1999. Post-implementation costs will be expensed in accordance with the SOP and Development Stage costs will be amortized over their estimated useful life.

(5)  New Accounting Pronouncements

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. The Company believes that, due to its current limited use of derivative instruments, adoption of the Statement will not have a material effect on the Company's results of operations, financial position, or liquidity.


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

     The discussion that follows should be read in conjunction with the accompanying financial statements and with the financial statements for the year ended April 30, 1998 together with the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Third Quarter Fiscal 1999 to Third Quarter Fiscal 1998
_____________________________________________________

Revenues

     The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. The Oil and Gas Aviation Services Unit's transportation contracts, both domestic and international, are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates. The Company's technical service contracts are generally provided on an actual cost plus negotiated mark-up basis. Revenues from Technical Services is included in revenues of the Oil and Gas Aviation Services Unit.

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

       The following table summarizes and compares the Company's operating revenues by unit for the quarters ended
January 31, 1999 and 1998:


                                Operating Revenues for the Quarter
                                       Ended January 31,
                            _________________________________________
                            (Thousands of dollars, except percentages
                                        and flight hours)
                            _________________________________________
                                                   Increase(Decrease)
                            ________   ________    __________________
                              1999       1998         $          %
                            ________   ________    _______    _______

Oil and Gas Aviation
   Services Unit            $ 49,995   $ 49,839    $   156        0

Aeromedical Services Unit     11,648      8,367      3,281       39

Other                            198        597       (399)     (67)
                            ________   ________    _______

Total Operating Revenues    $ 61,841   $ 58,803    $ 3,038        5
                            ========   ========    =======    =======

Total Flight Hours            52,516     60,201     (7,685)     (13)
                            ========   ========    =======    =======

     Overall flight activity for the third quarter of fiscal 1999 declined by 13% as demand for domestic oil and gas aviation services has slowed due to an economic downturn in the Gulf of Mexico. Despite these declines, oil and gas flight revenues were slightly higher primarily due to rate increases which went into effect late in the third quarter of fiscal 1998. The Company is currently reviewing strategies to reduce costs in light of the economic downturn in the Gulf of Mexico which may result in a charge to earnings in the near term.

Oil and Gas Aviation Services Unit

     Revenues for the quarter ended January 31, 1999 remained relatively constant at $ 50.0 million. The slight increase in revenues is primarily attributable to rate increases which occurred late in the third quarter of fiscal 1998 offset by activity declines. Flight hours declined 15% to 46,628 hours from 54,894 hours, for the quarter ended January 31, 1999 due primarily to decreased activity in the Gulf of Mexico.

Aeromedical Services Unit

     Aeromedical revenues increased 39% to $ 11.6 million from $ 8.4 million. Air Evac accounted for $ 2.1 million of this increase. Total Aeromedical programs and aircraft as of January 31, 1999 were seventeen and forty-five, respectively, including the aircraft acquired with the Air Evac acquisition versus fourteen Aeromedical programs and forty-six aircraft at January 31, 1998. Of the forty-five Aeromedical aircraft at January 31, 1999, thirty-nine are helicopters and six are fixed wing aircraft. Aeromedical flight hours for the quarter increased 668 hours to 5,040 hours. Of the increase in flight hours, Air Evac accounted for 465 hours.

Direct Expenses

     Direct expenses increased $ 3.1 million, or 6%, to $ 54.2 million primarily as a result of the addition of Air Evac which accounted for $ 1.6 million of the increase. Direct expenses as a percentage of operating revenues increased, decreasing the Company's operating margin to 12.4% from 13.1% in the prior year comparable quarter.

     Human Resource costs, including employee benefit costs, increased $ 1.0 million, or 5%, to $ 20.9 million. Salary expense increased by $ 2.0 million due to wage increases effective January 1, 1998, the addition of approximately 200 employees with the purchase of Air Evac and a new compensation plan implemented in February 1998. The human resource cost increases were partially offset by a decline in workers compensation insurance expense.

     Spare parts usage and repairs and maintenance costs decreased $ 0.1 million to $ 12.3 million.

     Aircraft depreciation increased $ 1.0 million, or 32%, to $ 4.1 million due to the purchase of additional aircraft and equipment. The Air Evac acquisition resulted in the addition of six aircraft late in the third quarter of fiscal year 1998. During fiscal 1999, the Company purchased nine aircraft; four of which were converted to leases during the second quarter and one of which was sold during the second quarter. Additionally, nine aircraft were sold which were purchased prior to fiscal year 1999.

     Helicopter rental expense decreased $ 0.2 million to $ 3.6 million from $ 3.8 million. There were ninety-three leased aircraft as of January 31, 1999 as compared to ninety-one at January 31, 1998. During June 1998, thirteen leased aircraft were refinanced resulting in monthly lease expense reductions of $ 75,000.

     All other aircraft costs increased $ 0.3 million, or 3%, to $ 9.9 million.

      Technical  Services  cost of  sales  increased  $  1.1
million,  or  50%,  to  $  3.3 million.   This  increase  is
consistent with an increase in third party maintenance work performed by the Oil and Gas Aviation Services Unit.

Selling, General, and Administrative Expenses

      Selling, general and administrative expenses increased $ 0.4 million, or 10%, to $ 4.4 million. Of this increase, $ 0.4 million related to an increase in human resource costs and $ 0.4 million related to other costs. Partially offsetting this increase was a decline in computer software costs which were capitalized in the third quarter of fiscal 1999 versus expensed in the prior year's comparable quarter. The Company implemented SOP 98-1 during fiscal 1999 resulting in approximately $ 0.3 million of costs being capitalized during the quarter.

Interest Expense

     Interest expense increased $ 0.3 million, or 23%, to $ 1.6 million. This was primarily related to an increase in the Company's long-term debt. Average long-term debt increased $ 11.9 million, or 16%, over the prior year's third quarter.

First Nine Months Fiscal 1999 to First Nine Months Fiscal 1998
______________________________________________________________

       The following table summarizes and compares the Company's operating revenues by unit for the nine months ended January 31, 1999 and 1998:


                             Operating Revenues for the Nine Months
                                        Ended January 31,
                            _________________________________________
                            (Thousands of dollars, except percentages
                                        and flight hours)
                            _________________________________________
                                                   Increase (Decrease)
                            _________  _________   __________________
                              1999       1998         $          %
                            _________  _________   _______    _______

Oil and Gas Aviation
   Services Unit            $ 155,179  $ 146,715   $ 8,464        6

Aeromedical Services Unit      35,376     24,016    11,360       47

Other                             515      1,507      (992)     (66)
                            _________  _________   _______

Total Operating Revenues    $ 191,070  $ 172,238   $18,832       11
                            =========  =========   =======    =======

Total Flight Hours            178,347    194,750   (16,403)      (8)
                            =========  =========   =======    =======


      Overall flight activity for the first nine months of fiscal 1999 declined by 8% as demand for domestic oil and gas aviation services has slowed due to an economic downturn in the Gulf of Mexico. Despite these declines, oil and gas flight revenues were higher due primarily to rate increases, which went into effect late in the third quarter of fiscal 1998, and an increase in Specials due to several tropical storm and hurricane evacuations.

      Fiscal year 1998 earnings were adversely impacted by flood damage caused by Hurricane Danny to twenty-six aircraft located at one of the Company's field bases. The approximate effect of this damage was $ 0.25 per diluted share for the nine months ended January 31, 1998 and primarily relates to the incremental effect of lost revenue. All of these aircraft are back in service.

      In  addition, results for the second quarter of fiscal
1999 were adversely impacted by the discontinuance of a joint venture in South America, which included a non-cash charge of $ 1.3 million ($ 0.15 per diluted share).

Oil and Gas Aviation Services Unit

     Revenues  for  the nine months ended January  31,  1999
increased  6% to $ 155.2 million from $ 146.7 million.   The
increase in revenues is primarily attributable to rate increases as discussed above and aircraft fleet mix changes. The effect of these rate increases for the nine months ended January 31, 1999 was approximately a $ 10.0 million increase
in  revenues.   Flight hours declined 10% to  158,809  hours
from 177,300 hours for the nine months ended January 31, 1999 due primarily to decreased activity in the Gulf of Mexico.

Aeromedical Services Unit

     Aeromedical revenues increased $ 11.4 million, or 47%, to $ 35.4 million. Total Aeromedical programs and aircraft as of January 31, 1999 were seventeen and forty-five, respectively, including the aircraft acquired with the Air Evac acquisition, versus fourteen Aeromedical programs and forty-six aircraft at January 31, 1998. Of the forty-five aeromedical aircraft at January 31, 1999, thirty-nine are helicopters and six are fixed wing aircraft. Aeromedical flight hours for the nine months increased 2,972 hours to 16,809 hours. Of the increase in flight hours and revenues, Air Evac accounted for 2,081 additional hours and $ 9.5 million in additional revenues, respectively.

Direct Expenses

     Direct expenses increased $ 14.2 million, or 10%, to $ 163.3 million primarily as a result of the addition of Air Evac which accounted for $ 7.3 million of the increase. However, direct expenses as a percentage of operating revenues declined, improving the Company's operating margin to 14.6% from 13.5% in the prior year period.

     Human Resource costs, including employee benefit costs, increased $ 8.9 million, or 15%, to $ 66.8 million. Salary expense increased by $ 8.4 million due to wage increases effective January 1, 1998, the addition of approximately 200 employees with the purchase of Air Evac and a new compensation plan implemented in February 1998. The human resource cost increases were partially offset by a decline in worker's compensation insurance expense.

     Spare parts usage and repairs and maintenance costs declined $ 0.7 million, or 2%, to $ 36.2 million.

     Aircraft depreciation increased $ 2.7 million, or 31%, to $ 11.4 million due to the purchase of additional aircraft and equipment. The Air Evac acquisition resulted in the addition of six aircraft in the third quarter of fiscal year 1998. During fiscal 1999, the Company purchased nine aircraft; four of which were converted to leases during the second quarter and one of which was sold during the second quarter. Additionally, nine aircraft were sold which were purchased prior to fiscal year 1999.

     Helicopter rental expense increased $ 0.2 million, or 2%, to $ 11.1 million. The average number of aircraft leased for the nine months ended January 31, 1999 increased by six aircraft over the prior year period, thereby increasing rental expense. Partially offsetting this increase was a decline in rental expense for thirteen aircraft which were refinanced in June 1998.

     All other aircraft costs increased $ 1.3 million, or 5%, to $ 29.4 million.

     Technical  Services  cost  of  sales  increased  $  1.8
million,  or  27%,  to  $  8.4 million.   This  increase  is
consistent with an increase in third party maintenance work performed by the Oil and Gas Aviation Services Unit.

Selling, General, and Administrative Expenses

      Selling, general and administrative expenses increased $ 1.6 million, or 13%, to $ 13.5 million. Of this increase, $ 1.1 million related to an increase in human resource costs ($ 0.5 million of which related to Air Evac), $ 0.9 million related to legal and other business consulting fees and $1.0 million primarily related to supplies, depreciation and occupancy costs ($ 0.5 million of which related to Air
Evac). Offsetting this increase was a decline in computer software costs which were capitalized in fiscal 1999 versus expensed in the prior year's comparable period. The Company implemented SOP 98-1 during the first nine months of fiscal 1999 resulting in approximately $ 1.2 million of costs being capitalized.

Interest Expense

     Interest expense increased $ 0.9 million, or 24%, to $ 4.6 million. This was primarily related to the increase in the Company's long-term debt. Average long-term debt increased $ 13.1 million, or 20%, over the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a comparison of the first nine months of the fiscal year ending April 30, 1999 with the year ended
April 30, 1998.

     The Company's cash position as of January 31, 1999 was $ 2.3 million compared to $ 2.8 million at April 30, 1998, the Company's fiscal year end. Working capital increased $ 4.0 million from $48.0 million at fiscal year end to $52.0 million at January 31, 1999.

     Total long-term debt, net of current maturities, increased $ 9.1 million to $ 75.9 million as a result of the investing activities described below. The Company's current debt obligation totals $ 5.9 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. On November 30, 1998, the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The new agreement increased the Company's credit capacity by $ 7.0 million. At March 15, 1999, the Company had $ 18.5 million of credit capacity available under its credit facilities. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreements.

     Cash provided by operating activities was $ 11.4 million. Investing activities primarily included the purchase and completion of nine aircraft, aircraft improvements, and engines for $ 31.6 million. The Company also converted the purchases of four of these aircraft into leases receiving proceeds of approximately $ 5.7 million in the second quarter. Additional proceeds of $ 4.2 million were received from the sale of ten aircraft during the year. As a result of the declining activity levels in the Gulf of Mexico, the Company recently implemented certain cost reductions which include the sale of aircraft which no longer meet the Company's needs. Additional sales of aircraft will occur during the fourth quarter of fiscal 1999. Investing activities were primarily funded through proceeds from asset dispositions and increased borrowings under the Company's credit facilities. The Company paid dividends of $ 0.05 per share during the first, second, and third quarters of fiscal 1999.

     The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The Company has expensed, including provisions for environmental costs, $ 0.4 million for the nine months ended January 31, 1999 as compared to $ 1.2 million for the comparable period in fiscal year 1998. The aggregate liability recorded for environmental related costs at January 31, 1999 is $ 1.7 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

YEAR 2000 MATTERS

      The Company has considered the impact of Year 2000 ("Y2K") issues on its computer systems and applications. A committee consisting of members of senior management from various disciplines within the Company has been formed and is meeting regularly to discuss and outline the appropriate course of action that must be taken to deal with any potential Year 2000 issues. A compliance plan has been developed and conversion activities are in process in conjunction with the current information systems upgrades and is expected to be completed and tested by June 30, 1999.

      The Company has committed to purchase software and upgrade its hardware to address the Year 2000 issues.
Management does not expect that this project will have a significant effect on the Company's operations primarily due to the significant expenditures for new information technology systems during fiscal 1998, 1997 and 1996.

      The Company is currently undertaking an inventory of all equipment used in the transmission and reception of all radio signals to identify items that need to be upgraded or replaced. The Company has retained the consulting firm of
BrightStar Information Technology Group, Inc. for an estimated cost of $ 0.3 million, of which $ 0.2 million has been spent during fiscal 1999, to assist with a wide range of Year 2000 services, including a complete hardware and software inventory and Year 2000 compliance analysis. This review is expected to be completed by May 31, 1999.

      The compliance plan includes evaluating the Company's position with significant suppliers, lenders, large customers and others to ensure that those parties have appropriate plans to address Year 2000 issues where they may otherwise impact the operations of the Company. The Company does not have any significant suppliers, lenders and/or large customers that directly interface with the Company's information technology systems. There is no guarantee that the systems of the Company's suppliers and customers will be Year 2000 compliant in time or that any such non-compliance will not have an adverse effect on the Company's financial condition or results of operations. Concurrent with the Company's efforts to address Year 2000 issues, the Company is in the process of developing appropriate contingency plans, which the Company expects to have completed by May 31, 1999, to help prevent the Company's operations from being materially impacted by a failure to correct a Year 2000 problem.

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


RESULTS AT A GLANCE (Unaudited)

  The   following  table  provides  a  summary  of  critical
operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                          Nine Months Ended January 31,
                                       ___________________________________
Operations                                     1999           1998
                                       ___________________________________

 Operating revenues                        $  191,070     $  172,238
 Net earnings                                   5,158          5,149
 Net earnings per basic share                    1.00           1.01
 Net earnings per diluted share                  0.99           0.99
 Book value per diluted share                   18.95          17.79
 Annualized return on shareholders' equity       7.1%           7.6%
 Total flight hours - operated                178,347        194,750


Financial Summary                      January 31, 1999    April 30, 1998
                                       ___________________________________

 Net working capital                       $   52,036     $   47,971
 Net book value of property
   and equipment                              144,453        135,119
 Long-term debt, net of current maturities     75,884         66,795

General Statistics

 Aircraft operated                                305            307
 Employees                                      2,117          2,135


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

10.1 Second Amendment to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank
         One, Louisiana, N.A., and NationsBank of Texas, N.A., as agent.

27       Financial Data Schedule

(b)      Reports on Form 8-K

             No reports were filed on Form 8-K for the quarter ending January 31, 1999.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Petroleum Helicopters, Inc.


March  16, 1999                 By:  /s/ Carroll W. Suggs
                                ________________________________
                                Carroll W. Suggs
                                Chairman of the Board, President
                                and Chief Executive Officer
                                (duly authorized officer)


March  16, 1999                 By:  /s/ Michael J. McCann
                                ________________________________
                                Michael J. McCann
                                Chief Financial Officer and
                                Treasurer (principal financial
                                and accounting officer)