Form 10-K405
period 1999-04-30
PETROLEUM HELICOPTERS INC
filed 1999-07-28
CIK 350403

=========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
 /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                               Act of 1934

                 For the fiscal year ended April 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes :/x/ No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999 was $17,548,762.

      The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1999 was:
               Voting Common Stock           2,793,386 shares.
               Non-Voting Common Stock       2,366,175 shares.

                    Documents Incorporated by Reference
      Portions of the registrant's definitive proxy statement to be used in connection with its 1999 Annual Meeting of Shareholders will be, upon filing with the Commission, incorporated by reference into Part III of this Form 10-K.
===========================================================================

                        PETROLEUM HELICOPTERS, INC.

                             INDEX - FORM 10-K

                                  PART I
Item 1. Business                                             1
         General                                             1
         Risks and Uncertainties of Foreign Operations       1
         Weather and Seasonal Aspects                        2
         Safety and Insurance                                2
         Government Regulation                               2
         Competition                                         3
         Employees                                           3
         Customers                                           3
         Environmental Matters                               4

Item 2. Properties                                           4

Item 3. Legal Proceedings                                    6

Item 4. Submission of Matters to a Vote of Security Holders  6

Item 4.A. Executive Officers of the Registrant               7


                                  PART II

Item 5. Market for Registrant's Common Equity and Related
        Shareholder Matters                                  8

Item 6. Selected Financial Data                              8

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  9

Item 7.A. Quantitative and Qualitative Disclosures
          about Market Risk                                 14

Item 8. Financial Statements and Supplementary Data         15
         Petroleum Helicopters,Inc. and Consolidated
         Subsidiaries:
          Independent Auditors' Report                      15
          Consolidated Balance Sheets
            -April 30, 1999 and 1998                        16
          Consolidated Statements of Earnings
            -Three years ended April 30,1999                17
          Consolidated Statements of Shareholders' Equity
            -Three years ended April 30, 1999               18
          Consolidated Statements of Cash Flows
            -Three years ended April 30, 1999               19
          Notes to Consolidated Financial Statements        20

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures                33

                                 PART III

Item 10. Directors and Executive Officers of the
         Registrant                                         33

Item 11. Executive Compensation                             33

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                     33

Item 13. Certain Relationships and Related Transactions     33


                                  PART IV

Item  14. Exhibits, Financial Statement Schedules and
           Reports on Form  8-K                             34

          Signatures                                        38

                                  PART I

ITEM 1. BUSINESS
________________

General

Petroleum Helicopters, Inc. (the "Company" or "PHI") was incorporated as a Delaware corporation in 1949 and was reincorporated as a Louisiana corporation in 1994. Since its inception, the Company's primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore platforms for customers engaged in the oil and gas exploration, development and production industry. Today, the Company maintains its position as the largest provider of helicopter transportation services in the Gulf of Mexico ("the Gulf"), providing approximately 48% of all the contracted aircraft in the Gulf. The Company has 207 aircraft dedicated to this market. The Company also operates in other areas of the world as described under Item 2 and has eighty-three aircraft outside of the Gulf. The Company currently operates 290 aircraft worldwide and has over 2,000 employees. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 9" for information on the Company's operating revenue, operating profit and assets by industry segment and geographical distribution for the years ended April 30, 1999, 1998 and 1997.

During fiscal 1999, 1998 and 1997, approximately 81%, 84% and 85%, respectively, of the Company's operating revenues were generated by Oil and Gas Aviation Services, domestically and internationally and by aircraft maintenance services provided to outside parties. Domestically, these revenues are earned in federal and state waters offshore of the States of Louisiana, Texas, Alabama, Mississippi, and California.

The Company also provides air medical transportation services for hospitals and medical programs which accounted for 19%, 15% and 14% of operating revenues in fiscal 1999, 1998 and 1997, respectively. On December 31, 1997, PHI purchased the assets of Samaritan AirEvac for approximately $ 8.8 million. The purchase included all of the operating net assets and business of Samaritan AirEvac, an air medical services division of Samaritan Health System based in Arizona and a customer of PHI's since June 1993. The net assets were acquired by a new wholly-owned subsidiary of PHI, Air Evac Services, Inc. ("Air Evac"), and included one Lear Jet and five Cessna 441's equipped for medical transportation.

Demand for the Company's oil and gas aviation services is strongly influenced by oil and gas exploration, development and production activities. These activities are greatly affected by federal leasing policies and regulations and by oil and gas prices. The Company's air medical services are influenced by certain U. S. Government medical reimbursement policies which are subject to some degree of change. The Company's helicopters provide a safe, reliable, efficient and fast method of transportation under a broad range of operational and environmental conditions, especially offshore and in remote areas. All of the Company's seventeen principal types of aircraft are available under a variety of contractual arrangements.

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

Risks and Uncertainties of Foreign Operations

Operations in foreign countries generally are subject to various risks attendant to doing business outside the United States. This may include risks of war, general strikes, civil disturbances, currency fluctuations and devaluations and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. No prediction can be made as to what foreign governmental regulations may be enacted in the future that could be applicable to helicopter operations.

Weather and Seasonal Aspects

Poor visibility, high winds and heavy precipitation can affect the safe use of helicopters and result in a reduced number of flight hours. A significant portion of the Company's operating revenues are dependent on actual flight hours (47%, 46% and 44%, respectively, in fiscal 1999, 1998 and 1997) and a substantial portion of the Company's direct costs are fixed (62%, 60% and 60% respectively in fiscal 1999, 1998 and 1997). Thus, prolonged periods of adverse weather can materially and adversely affect the Company's operating revenues and net earnings.

In the Gulf, the months of December through February have more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower at these times, which typically result in a reduction in operating revenues during those months.

The Company currently operates eighty-six aircraft equipped to fly pursuant to instrument flight rules ("IFR") in the Gulf, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules ("VFR"). Poor visibility is the most common of the adverse weather conditions that affects the Company's operations.

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

The Company is subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive safety and health program and employs a safety staff, including a certified safety professional in the field of comprehensive practice, who is also a registered environmental manager, a certified environmental auditor and a certified environmental systems manager. The primary functions of the safety staff are to develop Company policies that meet or exceed the safety standards set by OSHA, train Company personnel and make daily inspections of safety procedures to insure their compliance with Company policies on safety. All personnel are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

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

The Company operates one of the largest commercial helicopter fleets in the world. At April 30, 1999, the Company operated 290 aircraft. The Company operates 256 aircraft in the United States; 207 in the Company's Oil and Gas Aviation Services Unit, and forty-nine in the Company's Aeromedical Services Unit. Thirty-four aircraft are operated internationally in the Company's Oil and Gas Aviation Services Unit.

The Company is the largest operator of helicopters in the Gulf of Mexico and believes there are approximately two major and several small competitors operating in the Gulf market. Certain of the Company's customers and potential customers in the oil industry operate their own helicopter fleets; however, oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services.

The air medical market is becoming increasingly competitive and is experiencing some hospital program consolidations.

Employees

As of April 30, 1999, the Company employed a total of 2,051 people. The Company believes its employee relations to be satisfactory, and it has never experienced a work stoppage. Currently, none of the Company's employees are covered by union contracts.

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

Customers

The Company's principal customers are major oil companies. The Company also serves independent exploration and production concerns, oil and gas service companies, hospitals and medical programs and government agencies. The Company's largest customer (Oil and Gas Aviation Services unit) accounted for 14%, 16% and 15% of the Company's operating revenues in fiscal 1999, 1998 and 1997, respectively. The Company's five largest customers accounted for 30%, 32% and 32% of operating revenues in fiscal 1999, 1998 and 1997, respectively.

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

The Company's environmental staff includes a registered environmental manager who is also a certified environmental auditor and a certified environmental systems manager. The Company has established reserves for environmental costs, which are discussed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters".

ITEM 2. PROPERTIES

Fleet Utilization

As of April 30, 1999, 78% of the Company's aircraft were actively assigned as compared with 83% and 84% as of April 30, 1998 and 1997, respectively. Demand for the Company's domestic oil and gas aircraft has slowed due to the activity decline in the Gulf of Mexico.

Equipment

Certain information regarding the Company's owned and leased fleet as of April 30, 1999 is set forth in the following table:

                                                                       Cruise   Appr.
                                 Number in                             Speed    Range
Manufacturer  Type                 Fleet     Engine        Passengers   (mph)  (miles)
------------  ----------------   ---------  -------------  ----------  ------  -------
 Bell          206B-III             14      Turbine            4         120     300
               206L-I, III, IV     105      Turbine            6         130     310
               407                  25      Turbine            6         144     420
               212(1)               11      Twin Turbine      13         115     300
               214ST(1)              6      Twin Turbine      18         155     450
               222                   1      Twin Turbine       8         160     370
               412(1)               26      Twin Turbine      13         135     335
 Boelkow       BK-117               11      Twin Turbine       6         135     255
               BO-105               36      Twin Turbine       4         135     270
 Aerospatiale  AS350 B2              9      Turbine            5         140     385
 Sikorsky      S-76(1)              15      Twin Turbine      12         150     400
 MIL Design    MIL-8 MTV (1)         2      Twin Turbine      28         140     310
                                   ---
            Total Helicopters      261
                                   ---

 Beechcraft    King Air 200 (1)      4      Turboprop          8         300   1,380
 Hawker Sidley HS125-700 (1)         1      Twin Turbo Jet     8         483   2,185
 LET           L410(1)               2      Turboprop         15         215     620
 Conquest      Cessna 441 (1)        5      Turboprop          3         330   1,000
 Lear Jet      35A(1)                1      Twin Turbo Jet     4         505   2,100
                                   ---
        Total Fixed Wing            13
                                   ---
        Total Aircraft             274
                                   ===


  (1) Equipped to fly under instrument flight rules ("IFR"). All other types listed can only fly under visual flight rules ("VFR"). See Item 1. "Business - Weather and Seasonal Aspects."

The following tables set forth additional information regarding the aircraft owned and leased by the Company (in thousands, except the number of helicopters):

      Company Owned Aircraft       Cost            Net Book Value
      ----------------------     ----------        --------------
                180              $231,300(2)         $123,751(1)

                                Total Rents Over
      Company Leased Aircraft    Life of Lease     Remaining Rents
      -----------------------   ----------------   ---------------
                94                 $112,196            $82,763


     (1) Information regarding the Company's depreciation policy is set forth under Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1".
     (2)  Includes cost of leased aircraft improvements.

The Company operates sixteen aircraft that are owned or leased by customers which are not reflected in the foregoing tables.

As of April 30, 1999, the Company's commitment for principal payments and lease payments for its present helicopter fleet averages $ 17.2 million each year for the next five years and an aggregate of $ 77.3 million thereafter.

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

The Company also maintains an inventory of fuel and an inventory of spare parts and components for use in the repair and maintenance of the Company's fleet. This inventory had a book value of approximately $ 34.9 million on April 30, 1999. The Company is a distributor or dealer for many of these parts and components, thereby allowing it to realize significant cost savings on its purchases.

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

The Company's principal operating facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately twenty-eight acres and seventeen buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative offices and the main repair and maintenance facility. The Company has extended this lease until completion of the new facility. The Company is planning to move into a new 246,000 square foot facility on the airport grounds in fiscal 2001. This move will not have a material effect on operating costs.

The Company also leases property for fourteen additional bases to service the oil and gas industry throughout the Gulf and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

      A. Morgan City Base (Louisiana) - containing approximately fifty-three acres, is under a lease that expires June 30, 2003, with options to extend through June 30, 2013. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for forty-six helicopters. The Company believes that this facility is the largest commercial heliport in the world.

      B. Intracoastal City Base (Louisiana) - containing approximately twenty-three acres under several leases in Vermilion Parish, all with options to extend through July 31, 2001. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for forty-five helicopters.

      C. Houma-Terrebonne Airport (Louisiana) - containing approximately fourteen acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which expire on July 31, 1999. The Company is in the process of renegotiating these leases. The Company has landing pads for thirty helicopters on this property.

      D. Sabine Pass (Texas) - containing approximately thirty-six acres under two leases, one of which, for two acres, renews monthly, and the other of which, for thirty-four acres, will expire October 31, 2001, with options to extend through October 31, 2011. The Company has built a variety of operational and maintenance facilities on this property, including landing pads for twenty-four helicopters.

      E New Orleans (Louisiana) - containing approximately two acres, is under a lease through April 30, 2004. The Company has made significant leasehold improvements on this property, including landing pads for fourteen helicopters.

      F. Venice (Louisiana) - containing approximately eight acres, was under a lease that expired March 30, 1998. The lease is currently on a month to month basis pending the completion of a new facility in Boothville, Louisiana. The Company-owned new facility will have landing pads for thirty-seven helicopters as well as a variety of operational and maintenance facilities on approximately thirty-two acres.

      G. Fourchon (Louisiana) - containing approximately eight acres, is under original lease expiring April 30, 2006. The Company has landing pads for ten helicopters on this property.

The Company's other operations related bases in the United States are located along the Gulf in Louisiana at Cameron and Lake Charles; in Texas at Galveston, Port O'Connor and Rockport; in Mississippi at Pascagoula; in Alabama at Theodore; in New Jersey at Edison; and in California at Santa Barbara.

The Company operates from offshore platforms which are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

Bases for the Company's foreign and aeromedical operations are generally furnished by the customer. The Company's international operations are currently conducted in Angola, Antarctica, China, Colombia, Kazakhstan, Philippines, Thailand, and Zaire. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Florida, Illinois, Kentucky, Louisiana, Michigan, Mississippi, North Dakota, Ohio, South Carolina, and Wisconsin.

ITEM 3. LEGAL PROCEEDINGS
_________________________

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
___________________________________________________________

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1999.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT
______________________________________________

Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

    Name                     Age                  Position
 -------------------------   ---     -------------------------------------------------------------------------
 Carroll W. Suggs (1)         60     Chairman of the Board of Directors, President and Chief Executive Officer
 Ben Schrick(2)               58     Chief Operating Officer
 Robert D. Cummiskey (3)      57     Director of Risk Management and Corporate Secretary
 Michael J. McCann (4)        51     Chief Financial Officer and Treasurer
 Richard A. Rovinelli (5)     51     Director of Human Resources
 William P. Sorenson (6)      50     Director of Corporate Marketing / New Business
 R. J. Wallace (7)            48     Director Maintenance / FAR145
 Kenneth Alan Townsend (8)    60     General Manager - Domestic Oil and Gas Aviation Services
 Geoffrey C. Stanford (9)     32     Corporate Controller, Assistant Treasurer, and Assistant Secretary


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

 (3) Mr. Cummiskey has served as Secretary since June 1992 and Director of Risk Management since October 1991.

 (4) Mr. McCann has served as Chief Financial Officer ("CFO") and Treasurer since November 1998. Prior to this time, he was the CFO for Global Industries Ltd. and prior to that the CFO for Sub Sea International, Inc. Mr. McCann is a Certified Public Accountant and holds a Masters of Business Administration from Loyola University.

 (5) Mr. Rovinelli joined the Company in February 1999 as Director of Human Resources. Prior to this time, he was Manager, Human Resources for ARCO Alaska, Inc., Headquarters Staff Manager, Human Resource Services, Arco Oil and Gas Company, as well as numerous other positions within
   ARCO.   Mr.  Rovinelli holds a Bachelor of Science Degree in  Industrial
   Psychology from the University of Houston.

 (6) Mr. Sorenson became Director of Corporate Marketing/New Business in March 1999 after serving as General Manager of Aeromedical Services since November 1995. Mr. Sorenson joined the Company in 1976.

 (7) Mr. Wallace joined the Company in August 1997 and was appointed Director of Maintenance and FAR145. Prior to this time, Mr. Wallace was a Colonel in the U. S. Marine Corps for twenty-five years serving as an aircraft maintenance officer for several squadrons, a program officer and an engineering officer. Mr. Wallace also served on The Joint Chiefs of Staff, The Pentagon.

 (8) Mr. Townsend has served as General Manager - Domestic Oil and Gas Aviation Services since February 1998 and Director of the Oil and Gas Division since August 1997. During his thirty-two year career with PHI, he has served as area manager, offshore supervisor and sector manager.

 (9) Mr. Stanford joined the Company in August 1993 and has served as Corporate Controller since June 1997. Mr. Stanford previously worked for Coopers and Lybrand, LLC. Mr. Stanford is a Certified Public Accountant.

                                  PART II

ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED
__________________________________________________________
        SHAREHOLDER MATTERS
        ___________________

The Company's voting and non-voting common stock trades on The NASDAQ Stock Market, Small Cap Issuers ("NASDAQ") under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low per share bid prices, as reported by NASDAQ, and dividend information for the Company's voting and non-voting common stock for the fiscal quarters indicated.


                                  Voting            Non-Voting
                               Common Stock        Common Stock      Dividends
    Fiscal Quarter             High      Low      High       Low     Per Share
    ---------------------     ----------------    ----------------   ---------
    1998-99   1st Quarter     23        16 1/2    21 1/2    17 7/8      .05
              2nd Quarter     18 7/8    14        19        14 1/2      .05
              3rd Quarter     18        15 1/2    18 7/8    15 1/2      .05
              4th Quarter     16        12        16        12          .05

    1997-98   1st Quarter     18 3/4    14 1/2    17 1/2    14          .05
              2nd Quarter     30 1/2    14        29        13 7/8      .05
              3rd Quarter     25 1/2    20        24 1/4    19 1/2      .05
              4th Quarter     24 1/16   19        24 1/2    19 1/4      .05


The declaration and payment of dividends is at the discretion of the Board of Directors, which evaluates the Company's dividend policy quarterly. Future dividends are dependent upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. A credit agreement to which the Company is a party generally restricts the declaration or payment of dividends to 20% of net earnings for the previous four fiscal quarters. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 3."

As of May 6, 1999, there were approximately 1,075 holders of record of the Company's voting common stock and 116 holders of record of the Company's non-voting common stock.

ITEM 6. SELECTED FINANCIAL DATA
_______________________________

                           1999          1998        1997      1996        1995
                         ---------    --------     --------   --------   --------
                               (Thousands of Dollars, except per share data)
 Year Ended April 30:
   Operating revenues    $247,339     $236,582     $211,663   $185,865   $174,397
   Net earnings        (1)  2,988        7,417        6,470      6,466      5,182
   Net earnings
     per share (basic)       0.58         1.45         1.27       1.28       0.96
   Net earnings
     per share (diluted)     0.57         1.43         1.25       1.27       0.96
   Cash dividends
     declared per share      0.20         0.20         0.20       0.17       0.06

 At April 30:
   Total assets          $231,575     $227,021     $196,631   $161,315   $147,108
   Total debt              80,296       72,619       62,460     37,332     35,815
   Working capital         51,030       47,971       41,247     26,543     29,809
   Shareholders' equity    96,581       94,705       87,416     81,401     75,707


(1) See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 - Special Charges."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
_________________________________________________________
        CONDITION AND RESULTS OF OPERATIONS
        ___________________________________

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Financial Statements for the years ended April 30, 1999, 1998, and 1997 and the related Notes to Consolidated Financial Statements.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-K and other periodic reports filed by the Company under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures required to fund its operations, environmental risks, competition, government regulation and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Revenues

The following table reflects the distribution of the Company's operating revenues by business unit:


                                            Years Ended April 30
                                           (in 000's, except %'s)
                                    1999              1998             1997
                               -------------    -------------    ------------
                                  $       %        $       %        $       %
                               -------   ---    -------   ---    -------   ---
  Oil and Gas Aviation Unit    199,846    81    198,875    84    180,121    85
  Aeromedical Services Unit     46,838    19     35,879    15     30,302    14
  Other                            655     *      1,828     1      1,240     1
                               -------   ---    -------   ---    -------   ---
                               247,339   100    236,582   100    211,663   100
   ___________________
   * less than 1%


Oil and Gas Aviation Unit

United States Aviation Operations. Demand for the Company's domestic Oil and Gas Aviation Services is directly influenced by offshore oil and gas exploration, development and production activities in the areas in which it operates, which in turn is affected primarily by oil and gas prices. The decline in oil and gas prices has resulted in a reduction in exploration and production activities. These conditions have adversely impacted helicopter transportation operations. The Company expects these trends to continue for the first half of fiscal 2000.

During fiscal 1998 and 1997, improved economic conditions in the Gulf of Mexico resulted in substantial increases in oil and gas activity. However, in January 1998, oil prices began to decline, causing a decrease in oil and gas activity. This decline did not materially impact the results of fiscal 1998. However, fiscal 1999 was adversely affected as flight hours declined substantially during the third and fourth quarters.

  Fiscal 1999 compared to fiscal 1998. Fiscal 1999 operating revenues were $ 158.5 million compared to $ 162.3 million for fiscal 1998, a decrease of $ 3.8 million. In fiscal 1999, flight hours declined 15% to 160,102 compared to 187,930 for fiscal 1998. The decrease in flight hours accounted for approximately $ 11.1 million of the revenue decrease. A rate increase which went into effect in the third quarter of fiscal 1998 offset the decline in flight hour revenue by approximately $ 7.3 million.

  Fiscal 1998 compared to fiscal 1997. Operating revenues increased 12% from fiscal 1997 to fiscal 1998. In fiscal 1998, flight hours increased 5% to 187,930 from the fiscal 1997 amount of 178,262.

International Operations. In fiscal 1999, international operating revenues increased 6% to $ 24.1 million from $ 22.8 million in fiscal 1998. This increase was due to activity in West Africa. Revenues remained relatively constant from fiscal 1997 to fiscal 1998.

Technical Services Operations. Technical Services Operations is an airframe and component maintenance and repair facility whose experienced staff performs a range of maintenance tasks under an FAA-approved repair
station.   The  repair  station  ratings  include  airframe,   powerplant,
accessories, radio, instrument and specialized service. PHI Technical Services Operations is also an authorized service center for Bell Helicopter Textron, Inc., American Eurocopter Corporation and Turbomeca Engine Corporation, and has extensive experience and capabilities in Sikorsky Aircraft Corporation S-76 maintenance and repair.

  Fiscal 1999 compared to fiscal 1998. Technical Services operating revenues were $ 17.2 million in fiscal 1999 compared to $ 13.8 million in fiscal 1998, an increase of $ 3.4 million. This increase was related to one contract for the refurbishment and upgrade of two helicopters.

  Fiscal  1998  compared  to  fiscal 1997.   Technical  Services  operating
  revenues  increased  6%, or $0.8 million, from $13.0  million  in  fiscal
  1997.

Aeromedical Services Unit

  Fiscal 1999 compared to fiscal 1998. Aeromedical revenues increased $ 10.9 million to $ 46.8 million, compared to 1998 revenues of $ 35.9 million. Flight hours increased 21% from 16,063 in 1998 to 19,496 in 1999. The increase in aeromedical revenue is due to an increase in activity and the effect of the acquisition of Air Evac. The increase in Air Evac revenue is due primarily to twelve months of operation in fiscal 1999 versus four months of operation in fiscal 1998.

  Fiscal  1998  compared to fiscal 1997.   Aeromedical revenues  increased
  $ 5.6 million, or 18%, to $ 35.9 million in fiscal 1998 as compared to fiscal 1997. Flight hours increased 8% to 16,063 in 1998. The fiscal 1998 increases resulted primarily from the acquisition of Air Evac which generated revenues of approximately $ 5.7 million and flight hours of
  1,450  for  the  four  months  ended  April  30,  1998.   (See  Item   8.
  "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 11" for a more detailed discussion of this transaction.)

Direct Expenses

The following table highlights certain critical operating factors which are helpful in analyzing direct expense relationships:

                                       1999      1998       1997
                                      -----     ------     -----

  Number of aircraft owned/leased/
    operated at year end                290       307        314

  Fleet utilization                     78%       83%        84%

  Number of employees at year end     2,051     2,135(1)   1,851

  (1)  Air  Evac  acquisition added 196 employees  effective
       December 31, 1997.

  Fiscal 1999 compared to fiscal 1998. Direct expenses were $ 214.5 million in fiscal 1999 compared to $ 203.4 million in fiscal 1998, an increase of $ 11.1 million. Included in fiscal 1999 direct expense is a charge of $ 1.7 million related to inventory as discussed in Notes to the Consolidated Financial Statements, Note 2 - "Special Charges." Air Evac was purchased on December 31, 1997; four months of operating results are included in fiscal 1998 compared to twelve months of operating results in fiscal 1999, which resulted in an increase in direct expenses (including increases in depreciation expense, human resource costs and other aircraft costs) of $ 6.8 million.

  Aircraft depreciation increased by $ 2.8 million due to the acquisition of additional aircraft during fiscal 1998.

  Aircraft rental expense decreased $ 0.4 million primarily as a result of the restructure of thirteen aircraft leases in the first quarter of fiscal 1999.

  Fiscal 1998 compared to fiscal 1997. Direct expenses increased $ 19.0 million, or 10%, to $ 203.4 million primarily as a result of increased flight activity levels. Included in the above increase is the direct expense (including depreciation expense, human resource costs and other aircraft costs) of Air Evac of $ 3.8 million for the four months of fiscal 1998. Excluding the Air Evac acquisition activity, the increase in direct expense is related to increased flight activity.

  Aircraft depreciation increased by $ 1.7 million to $ 10.7 million as PHI's owned fleet size expanded in 1998. The Company incurred $ 25.5 million in capital expenditures in fiscal 1998, which included seven additional aircraft.

  Aircraft rental expense increased by $ 2.4 million to $ 14.8 million due to the addition of newly leased aircraft. There were ninety-one leased aircraft as of April 30, 1998, as compared to seventy-four at April 30, 1997.

Selling, General and Administrative Expenses

  Fiscal 1999 compared to fiscal 1998. Selling, general and administrative expenses for fiscal 1999 increased $ 0.2 million to $ 18.0 million. The increase in selling, general and administrative expenses in fiscal 1999 was due to Air Evac selling, general and administrative expenses for twelve months compared to four months in fiscal 1998, an increase of $ 1.8 million. This was offset by a decline in computer software costs. During fiscal 1999, the Company implemented SOP 98-1 resulting in approximately $ 1.2 million of costs being capitalized during fiscal 1999 that would have been expensed under the Company's previous accounting method for such costs. There was a reduction in bad debt expense of $ 0.3 million in fiscal 1999 compared to fiscal 1998.

  Fiscal   1998   compared   to   fiscal  1997.    Selling,   general   and
  administrative  expenses for fiscal 1998  increased $  5.0   million   to
  $ 17.8 million. This increase was primarily due to legal and professional fees increasing and the associated selling, general and administrative costs of Air Evac.

Interest Expense

Interest expense increased $ 0.9 million from fiscal 1998 to fiscal 1999 and $ 0.8 million from fiscal 1997 to fiscal 1998. This is a result of increased debt levels due to the Company's acquisition of the assets of Samaritan AirEvac and the purchase of aircraft during fiscal 1999 and fiscal 1998.

Taxes

PHI's effective tax rate was 41%, 41% and 40%, respectively, in 1999,  1998
and  1997.   See  Item 8.  "Financial Statements and Supplementary  Data  -
Notes to Consolidated Financial Statements, Note 4."

Earnings

  Fiscal 1999 compared to fiscal 1998. Diluted earnings per share for the fiscal year ended April 30, 1999 was $ 0.57 compared to $ 1.43 in fiscal 1998. The decrease was primarily due to Special Charges of $ 7.3 million and an inventory charge of $ 1.7 million. (See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 - Special Charges" for a more detailed discussion of these transactions.) There was a decrease in earnings related to the decrease in flight activity offset in part by the rate increase discussed previously.

  Fiscal 1998 compared to fiscal 1997. Diluted earnings per share for the fiscal year ended April 30, 1998 increased 14% compared to the prior year. The increase was primarily due to increased activity.


                      Liquidity and Capital Resources


The Company's 1999 year end cash position was $ 3.0 million compared to $ 2.8 million at fiscal year end 1998.

Working capital in fiscal 1999 was $ 51.0 million compared to $ 48.0 million in 1998, an increase of $ 3.0 million. Long-term debt increased $ 7.6 million in fiscal 1999 to $ 74.4 million at year end. The Company's current debt obligations for fiscal 2000 total $ 5.9 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations.

The Company's primary credit facility consists of a $ 45.0 million revolving credit facility available through October 31, 2005 (the
"revolving loan") and a capital loan facility of up to $ 46.25 million (subject to compliance with certain collateral coverage ratios) (the "term loan"). The term loan is payable in fixed quarterly principal payments of $ 1.2 million until maturity on November 10, 2005. The term and revolving loan agreements permit both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR.

At June 30, 1999, the Company had $ 12.5 million of credit capacity available under its credit facilities. There are no plans to purchase additional aircraft in fiscal 2000. At April 30, 1999, the Company was in compliance with the provisions of its loan agreements. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future.

Cash generated from operating activities in fiscal 1999 was $ 16.5 million compared to $ 10.5 million and $ 8.5 million in fiscal 1998 and 1997, respectively. The $ 6.0 million increase in fiscal 1999 is primarily attributable to the decrease in accounts receivable as compared to the significant increase in fiscal 1998, offset by a decrease in accounts payable and accrued liabilities.

Cash used in investing activities increased to $ 22.8 million in fiscal 1999, as compared to $ 20.2 million in fiscal 1998 and $ 32.3 million in fiscal 1997. In fiscal 1999, investing activities totaling $ 42.3 million primarily included the purchase and completion of ten aircraft, aircraft refurbishments, and other related items. The Company sold aircraft that no longer met the Company's requirements; the net proceeds were $19.9 million.

Investing activities in fiscal 1998 were $ 20.2 million. Cash used was primarily attributed to the purchase of seven aircraft and expenditures related to the Company's aircraft refurbishment program. Proceeds from the sale and disposition of aircraft were $ 14.0 million. In addition, the Company purchased the assets of Samaritan AirEvac in fiscal 1998 for $ 8.8 million.

                             Year 2000 Matters

General. To consider the impact of Year 2000 ("Y2K") issues on PHI, a committee consisting of members of senior management from various disciplines within the Company meets regularly to discuss, outline and implement appropriate courses of action. In addition, the Company retained a consulting firm to review Y2K readiness of the Company and make recommendations for action. Its review was completed on June 30, 1999, and PHI is in the process of implementing its recommendations.

Information Technology. The Company recently completed a major upgrade of its information technology systems begun in fiscal 1996, an incidental benefit of which is that most of its systems are Y2K compliant. Management does not expect that remaining remediation activities will result in any significant delay or cost. Remediation and testing are expected to be completed by September 30, 1999.

Non-Information Technology. PHI's non-information technology systems include embedded chip technology in various equipment, aircraft systems, communications (ground and air) and utilities. The Company has completed an inventory of those systems and expects to remediate items that need to be upgraded or replaced by September 30, 1999. To date, no aircraft safety of flight or other significant issues have been identified.

The Company has been in contact with the manufacturers of its aircraft and related equipment to determine the impact of embedded chip technology on flight systems. A review of these communications indicates that embedded chip technology will not cause PHI's fleet to be grounded as a result of Y2K issues.

Third Parties. PHI is evaluating its position with significant suppliers, lenders, customers and others to ensure that those parties have appropriate plans to address Y2K issues where they may impact the operations of the Company. While the Company does not have any significant suppliers, lenders, or customers that directly interface with its information technology systems, the failure of these third parties to address their Y2K problems could negatively impact PHI. Based on contacts to date with third parties identified as important, PHI does not expect the impact of any third party problems to be material. However, there is no assurance that the systems of any third parties will be Y2K compliant in time or that any non-compliance will not have a material adverse effect on the Company.

PHI operates internationally in various countries in South America, Europe, Asia and Africa. Published reports indicate that the governments of some of the countries in which it operates may not be Y2K compliant in activities administered or operated by them, such as communications, utilities and aircraft landing facilities, and PHI has received no assurances from any of such governments of its Y2K readiness. To the extent that the failure of those governments, or of private parties organized under the laws of such countries and doing business with PHI, are not Y2K compliant, resulting disruptions could have a material adverse effect on PHI's international operations.

Consequences. If all significant Y2K issues are not properly identified, or if assessment, remediation and testing of systems of the Company and of third parties with which it has a significant relationship are not effected timely, the Y2K issue could potentially have an adverse impact on the Company's operations and financial condition. The Company believes that the most reasonably likely worst-case scenario would be that the Company would find it necessary to revert to the use of manual accounting records for billings, payments and collections. In addition, the inability of principal suppliers and major customers to be Y2K compliant could result in delays in deliveries from those suppliers and collections of accounts receivable. A more remote possibility is that delays and disruptions caused by Y2K problems of governments and customers could ground a significant portion of its aircraft, a situation for which there is no apparent remedy.

Contingency Plan. Concurrent with the Company's efforts to address Y2K issues, it is in the process of developing appropriate contingency plans, which it expects to have completed by November 1999, to help prevent the Company's operations from being materially impacted by or to reduce the impact that results from a failure to correct a Y2K problem. The contingency plans will entail finding alternative vendors and suppliers which are Y2K compliant, purchasing additional products and inventories and supplies in advance of December 31, 1999, and reverting to manual systems or workarounds.

Costs. While the Company incurred significant costs to upgrade its information technology systems, it does not associate these costs with Y2K readiness. Its direct costs associated with its Y2K compliance efforts to date have not exceeded $0.4 million, and the Company does not expect to incur significant Y2K compliance costs for the remainder of calendar 1999. Direct costs do not include management and other employee time spent on Y2K issues, which the Company does not quantify.

                       New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of FAS 133 is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of FAS 133. The Company believes that, due to its current limited use of derivative instruments, adoption of FAS 133 will not have a material effect on the Company's results of operations, financial position, or liquidity.

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage and disposal of toxic and hazardous wastes.

The Company has policies and procedures in effect to strictly monitor its compliance with environmental regulations at its operating locations. In the first quarter of fiscal 1996, the Company began an environmental review at selected domestic bases, and known or suspected fuel contamination has been identified at all the bases reviewed.

The Company expensed, including provisions for environmental costs, $ 0.4 million, $ 0.7 million and $ 1.3 million in 1999, 1998 and 1997, respectively, related to remediation efforts. The Company is currently conducting assessments at additional bases to determine the extent of remediation required at these locations. The reasonably possible upper range of exposure for environmental remediation matters is $ 2.1 million. The aggregate recorded provision for environmental related costs at April 30, 1999 was $ 1.8 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
____________________________________________________________________

The Company is exposed to market risks associated with interest rates. The Company makes limited use of derivative financial instruments to manage risks associated with existing or anticipated transactions. All derivatives used for risk management are closely monitored by the Company's senior management. The Company does not hold derivatives for trading purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are traded either with creditworthy major financial institutions or over national exchanges.

At April 30, 1999, the Company was a party to interest rate swaps with notional amounts totaling $ 40.0 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The swaps mature in 2003. The swaps require the Company to pay an average interest rate of 5.78% plus a maximum spread of 1.5% which was the percentage at April 30, 1999 over their composite lives, and at April 30, 1999, the interest rate to be received by the Company averaged 5.0% plus a spread of 1.5%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. As described in Note 7 to the consolidated financial statements, the estimated fair value of these interest rate swaps was $ (0.2) million at April 30, 1999.

At April 30, 1999, $ 75.6 million of the Company's long-term debt had variable interest rates. Based on debt outstanding at April 30, 1999, a 10% increase in variable interest rates would increase the Company's interest expense in fiscal 2000 by $ 0.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
___________________________________________________

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Shareholders
Petroleum Helicopters, Inc.:

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the three-year period ended April 30, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1999 the Company adopted the method of accounting for computer software costs prescribed by Statement of Position 98-1.


/s/ KPMG LLP

KPMG LLP
New Orleans, Louisiana
June 11, 1999

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          April 30, 1999 and 1998
                          (Thousands of dollars)

                                                    1999          1998
                                                  --------      --------
                  ASSETS
    Current Assets:
     Cash and cash equivalents                   $  3,025      $  2,753
     Accounts receivable - net of allowance:
       Trade                                       39,724        41,447
       Other                                        2,511         8,823
     Inventory                                     34,902        34,016
     Prepaid expenses                               1,658         1,478
     Refundable income taxes                        3,368             -
                                                 ---------     ---------
            Total current assets                   85,188        88,517
                                                 ---------     ---------

    Investments in affiliates and other             1,827         3,385
    Property and equipment, at cost:
     Flight equipment                             231,300       221,263
     Other                                         41,030        34,779
                                                 ---------     ---------
                                                  272,330       256,042
                                                 ---------     ---------
    Less accumulated depreciation                (127,770)     (120,923)
                                                 ---------     ---------
                                                  144,560       135,119
                                                 ---------     ---------
             Total Assets                        $231,575      $227,021
                                                 =========     =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable and accrued liabilities    $ 22,210     $  28,004
     Accrued vacation payable                       6,057         5,672
     Current maturities of long-term debt           5,891         5,824
     Income taxes payable                              -          1,046
                                                ---------     ----------
            Total current liabilities              34,158        40,546
                                                ---------     ----------

    Long-term debt, net of current maturities      74,405        66,795
    Deferred income taxes                          19,411        19,172
    Other long-term liabilities                     7,020         5,803
    Shareholders' Equity
      Voting common stock - par value of $ 0.10;
        authorized 12,500,000; issued shares
        of 2,800,886 in 1999 and 1998                 279           280
      Non-voting common stock - par value
        of $ 0.10; authorized 12,500,000;
        issued shares of 2,368,175 and
        2,358,935 in 1999 and 1998                    237           236
      Additional paid-in capital                   11,717        11,706
      Retained earnings                            84,348        82,483
                                                ---------    ----------
         Total shareholders' equity                96,581        94,705
                                                ---------    ----------
         Total Liabilities and
           Shareholders' Equity                  $231,575      $227,021
                                                =========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                 Years ended April 30, 1999, 1998 and 1997
         (Thousands of dollars and shares, except per share data)


                                                    1999        1998        1997
                                                 --------     --------    --------
   Revenues:
     Operating revenues                          $247,339     $236,582    $211,663
     Other income, net                              3,543        2,264         725
                                                 --------     --------    --------
                                                  250,882      238,846     212,388
   Expenses:
     Direct expenses                              214,516      203,421     184,456
     Selling, general and administrative           18,017       17,798      12,778
     Special charges                                7,298            -           -
     Interest expense                               6,017        5,118       4,297
                                                 --------     --------    --------
                                                  245,848      226,337     201,531
                                                 --------     --------    --------

   Earnings before income taxes                     5,034       12,509      10,857
   Income taxes                                     2,046        5,092       4,387
                                                 --------     --------    --------

   Net earnings                                  $  2,988     $  7,417    $  6,470
                                                 ========     ========    ========

   Basic earnings per common share               $   0.58     $   1.45    $   1.27
                                                 ========     ========    ========

   Diluted earnings per common share             $   0.57     $   1.43    $   1.25
                                                 ========     ========    ========


   Weighted average common shares outstanding       5,167        5,115       5,080

   Incremental common shares                           60           81          92
                                                 --------     --------    --------

   Weighted average common shares and equivalents   5,227        5,196       5,172
                                                 ========     ========    ========

   Dividends declared per common share           $   0.20     $   0.20    $   0.20
                                                 ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Years ended April 30, 1999, 1998 and 1997
                     (Thousands of dollars and shares)

                             Voting            Non-Voting      Additional
                          Common Stock        Common Stock      Paid-in     Retained
                         ---------------    ----------------
                         Shares   Amount    Shares    Amount    Capital     Earnings
                         ------   ------    ------    ------   --------     --------
BALANCE
 April 30, 1996           2,800    $ 280     2,276    $ 227    $ 10,220     $ 70,674
                         =======  ======    ======    =====    ========     =========

 Stock Options Exercised      5        -        16        2         405            -

 Other                       (4)       -         2        -         185          (31)

 Net Earnings                 -        -         -        -           -        6,470

 Dividends                    -        -         -        -           -       (1,016)
                         -------  ------    ------    -----     -------     ---------

BALANCE
 April 30, 1997           2,801    $ 280     2,294    $ 229    $ 10,810     $ 76,097
                         =======  ======    ======    =====    ========     =========

 Stock  Options Exercised     -        -        65        7         888            -

 Other                        -        -         -        -           8            -

 Net Earnings                 -        -         -        -           -        7,417

 Dividends                    -        -         -        -           -       (1,031)
                         -------  ------    ------    -----    --------     ---------

BALANCE
 April 30, 1998           2,801    $ 280     2,359    $ 236    $ 11,706     $ 82,483
                         =======  ======    ======    =====    ========     =========

 Stock Options Exercised      -        -         9        1          78            -

 Other                       (8)      (1)       (2)       -         (67)         (67)

 Net Earnings                 -        -         -        -           -        2,988

 Dividends                    -        -         -        -           -       (1,056)
                         -------  ------    ------     -----    --------     ---------


BALANCE
 April 30, 1999           2,793     $ 279    2,366     $ 237   $ 11,717     $ 84,348
                         =======   ======   ======     =====   ========     =========


The accompanying notes are an integral part of these consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended April 30, 1999, 1998 and 1997
                          (Thousands of dollars)

                                                   1999         1998          1997
                                                 ---------     --------      --------
Cash flows from operating activities:
  Net earnings                                    $ 2,988      $ 7,417       $ 6,470
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
     Depreciation                                  16,193       12,534         9,977
     Deferred income taxes                            239          933         3,273
     Gain on asset dispositions                    (3,583)      (3,313)       (1,285)
     Special charges                                6,172            -             -
     Equity in net (earnings)
      losses of investee companies                     40         (242)          560
  Changes in operating assets
      and liabilities:
     Decrease (increase)in accounts receivable      3,633      (12,042)       (6,822)
     Increase in inventory                           (859)      (3,682)       (4,088)
     Decrease (increase)in refundable income taxes (3,368)       1,344          (607)
     Decrease (increase)in prepaid and other         (505)        (127)          395
     Increase (decrease)in accounts payable,
      accrued liabilities and vacation payable     (4,326)       5,800         1,616
     Increase (decrease)in income taxes payable    (1,046)       1,046             -
     Increase (decrease) in other
      long-term liabilities                           917          840        (1,000)
                                                  --------     --------      --------

    Net cash provided by operating activities      16,495       10,508         8,489
                                                  --------     --------      --------


Cash flows from investing activities:
  Investments                                        (424)      (8,730)         (957)
  Purchase of property and equipment              (42,271)     (25,475)      (40,835)
  Proceeds from asset  dispositions                19,881       13,982         6,583
  Proceeds from sale of investment                      -            -         2,935
                                                  --------     --------      --------

Net cash used in investing activities             (22,814)     (20,223)      (32,274)
                                                  --------     --------      --------

Cash flows from financing activities:
  Proceeds from long-term debt                     30,000       31,150        42,425
  Payments on long-term debt                      (22,324)     (20,991)      (17,295)
  Proceeds from exercise of stock options
   and other                                          (50)         895           209
  Dividends paid                                   (1,035)      (1,023)       (1,016)
                                                  --------     --------      --------

Net cash provided by financing activities           6,591       10,031        24,323
                                                  --------     --------      --------

Increase in cash and cash equivalents                 272          316           538

Cash and cash equivalents,
 beginning of year                                  2,753        2,437         1,899
                                                  --------     --------      --------
Cash and cash equivalents,
 end of year                                      $ 3,025      $ 2,753      $  2,437
                                                  ========     ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       April 30, 1999, 1998 and 1997

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

     Inventories

     Inventories are stated at the lower of average cost or market and consist primarily of spare parts and aviation fuel. The valuation reserve related to obsolete and excess inventory was $ 2.2 million and $ 1.9 million at April 30, 1999 and 1998, respectively.

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

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Self-Insurance

     The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.

     The Company does not presently have any significant obligations for post employment benefits.

     Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company does not believe significant credit risk exists with respect to these securities at April 30, 1999.

     A majority of the Company's business is conducted with major oil and gas exploration companies with operations in the Gulf of Mexico. The Company continually evaluates the financial strength of its customers but does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions and other information. The Company's largest customer (Oil and Gas Aviation Services business unit) accounted for 14%, 16% and 15% of the Company's operating revenues in fiscal 1999, 1998 and 1997, respectively. The Company's five largest customers accounted for 30%, 32% and 32% of operating revenues in fiscal 1999, 1998 and 1997, respectively.

     Reclassifications

     Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 1999.

     Stock Compensation

     The Company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     Accounting for Computer Software

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred or capitalized. The Company has implemented SOP 98-1 on a prospective basis as of May 1, 1998 resulting in approximately $ 1.2 million of costs being capitalized during fiscal 1999 that would have been expensed under the Company's previous accounting method for such costs. This increased net income by $ 0.7 million or $ 0.13 per diluted share in fiscal 1999. Post-implementation costs will be expensed in accordance with the SOP and capitalized costs are being amortized over their estimated useful life.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

     Earnings per Share

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

     Derivative Financial Instruments

     The Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The fair value of the interest rate swap agreements is estimated using quotes from counterparties and represents the cash requirement if the existing agreements had been settled at year end.

     New Accounting Pronouncements

     In   June  1998,  the  Financial  Accounting  Standards  Board  issued
     Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of FAS 133 is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of FAS 133. The Company believes that, due to its current limited use of derivative instruments, adoption of FAS 133 will not have a material effect on the Company's results of operations, financial position, or liquidity.

(2)  SPECIAL CHARGES

     In fiscal 1999, in connection with management's plan to reduce costs and to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $ 7.3 million ($ 4.4 million on an after tax basis or $ 0.84 per diluted share). Additionally, a charge of $ 1.7 million was recognized in fiscal 1999 for the disposition of slow moving inventories and is included in direct expenses. The combined effect of these two amounts is $ 9.0 million before tax.

     The Special Charges are as follows:

     Description                                         (Millions of dollars)
     --------------------------------------------------  --------------------
         Severance and related costs                             $   1.3
         Impairment of property and equipment                        1.6
         Impairment of certain foreign based joint ventures          3.8
         Other                                                       0.6
                                                                   -------
              Special Charges                                    $   7.3


     At April 30, 1999, $ 0.8 million of the restructuring charges remained in accrued liabilities, which was comprised of $ 0.3 million for employee severance / benefits and $ 0.5 million for other charges.

(3)  LONG-TERM DEBT

                                                       April 30, 1999      April 30, 1998
                                                       --------------      --------------
                                                           (Thousands of dollars)
     Secured term loan notes due November 10, 2005
     due in quarterly installments of $ 1,223,214,
     bearing interest (at rates varying between
     6.4% and 7.7% on April 30, 1999)                     $ 44,134           $ 42,027

     Secured note due October  31,  2005, under
     a revolving credit facility totaling
     $ 45,000,000 bearing interest (at rates varying
     between 6.5% and 7.1% on April 30, 1999)               31,500             25,000

     Secured 10 year promissory notes due in monthly
     installments of $ 107,747 commencing
     July 9, 1993 with a fixed interest rate of 7.0%         4,662              5,592
                                                          --------           --------

     Total debt                                             80,296             72,619

     Less current maturities                                 5,891              5,824
                                                          --------           --------

     Long-term debt                                       $ 74,405           $ 66,795
                                                          ========           ========

     Maturities of long-term debt for the next five years are as follows:
          (in 000's)

            2000       2001       2002      2003       2004
           -----      -----       -----     -----      -----
          $ 5,891    $ 5,963    $ 6,041   $ 6,124   $ 5,777

     At April 30, 1999, the following assets and their related book values are pledged as collateral on notes aggregating $ 80.3 million:

                                                (Thousands of dollars)
           Equipment, net  of depreciation             $ 86,435
           Inventory                                     34,590
           Accounts receivable, net                      35,487
                                                       --------
                                                       $156,512
                                                       ========

     Term Loans and Revolving Credit Facilities

     On March 31, 1997, the Company modified its credit agreement which among other things: i) reduced the Company's effective interest rate,
     ii) increased the total credit capacity to $ 80.0 million from $ 65.0 million, iii) reduced the mandatory quarterly principal payments to $ 1.0 million from $ 2.0 million, and iv) provided a fixed rate option for up to $ 40.0 million of the total outstanding debt under the facility. The primary purpose for renegotiating this agreement was to reduce the Company's effective interest rate and to increase the Company's credit capacity. The interest rate reduction was effective January 1, 1997. On November 30, 1998, the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The new agreement increased the Company's credit capacity by $ 7.0 million. The secured term and revolving loan agreement permits both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR.

     Both the term loans and the revolving credit facilities are subject to certain financial covenants with which the Company was in compliance at April 30, 1999. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions some of which restrict purchases of the Company's stock, capital expenditures and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. At April 30, 1999, the Company received a waiver allowing the $ 9.0 million in special charges and inventory write downs (See Notes to Consolidated Financial Statements,
     Note 2) to be excluded from the dividend restriction calculation, thus allowing the payment of dividends in May 1999. Such agreements also limit the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

     Cash paid for interest on the secured and promissory notes was $ 5.7 million, $ 4.6 million and $ 4.5 million for the years ended April 30, 1999, 1998 and 1997, respectively.

(4)  INCOME TAXES

      Income tax expense for each of the three years ended April 30 is composed of the following:
                               1999          1998        1997
                              ------       -------     -------
                                   (Thousands of dollars)
        Current:
          Federal             $  544       $ 3,264     $   765
          State                  271           644         296
          Foreign                992           251          53
        Deferred -
        principally Federal      239           933       3,273
                               -----       -------     -------
                              $2,046       $ 5,092     $ 4,387
                              ======       =======     =======

      Deferred income tax expense (benefit) results from the following:

                                        1999        1998       1997
                                      --------    --------   --------
                                         (Thousands of dollars)
        Accelerated depreciation      $ 2,797     $ 2,023    $ 2,911
        Accrued expenses and
          other liabilities            (1,352)     (1,090)       407
        Effect of tax credits          (1,206)          -        (45)
                                      --------    --------   --------
                                      $   239     $   933    $ 3,273
                                      ========    ========   ========


     Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                                                        Years ended April 30
                                             ------------------------------------------
                                                  1999          1998           1997
                                             ------------   ------------    -----------
                                             (Thousands of dollars, except percentages)
                                              Amount   %     Amount   %      Amount   %
                                             -------  --    -------  --     -------  --
       Income taxes at statutory rate        $ 1,712  34    $ 4,253  34     $ 3,691  34
       Increase (decrease) in taxes
        resulting from:
          Effect of state income taxes           179   4        514   4         195   2
          Other items - net                      155   3        325   3         501   4
                                             -------  --    -------  --     -------  --
                                             $ 2,046  41    $ 5,092  41     $ 4,387  40
                                             =======  ==    =======  ==     =======  ==

     The   tax  effects  of  temporary  differences  which  give  rise   to
     significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1999 and 1998 are presented below:

                                                 1999          1998
                                               --------      ---------
                                               (Thousands of dollars)
     Deferred tax assets:
       Tax credits                             $  1,896       $    690
       Vacation accrual                           2,134          1,919
       Inventory valuation                          880            696
       Workman's compensation reserve               448            396
       Allowance for uncollectible accounts         620            723
       Deferred gains                             1,253              -
       Other                                      3,458          3,521
                                               --------       --------
           Total deferred tax assets             10,689          7,945
                                               --------       ---------
     Deferred tax liabilities:
        Tax depreciation in excess
          of book depreciation                   28,571         25,774
        Other                                     1,529          1,343
                                               --------       --------
           Total deferred tax liabilities        30,100         27,117
                                               --------       --------

           Net deferred tax liabilities        $ 19,411       $ 19,172
                                               ========       ========

     No valuation allowance was recorded against the deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences.

     Income taxes paid were approximately $ 4.9 million, $ 3.5 million and $ 2.4 million for the years ended April 30, 1999, 1998 and 1997, respectively. Of the $ 4.9 million paid in 1999, $ 3.4 million is recorded as a tax refund based on the tax liability for fiscal 1999.

 (5) EMPLOYEE BENEFIT PLANS

     Savings and Retirement Plans

     The Company established, effective July 1, 1989, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. This plan provides that the Company match up to 3% of employee contributions. The Company's contribution was $ 2.1 million, $1.7 million and $1.6 million for the years ended April 30, 1999, 1998 and 1997, respectively.

     Effective September 1, 1994, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides senior management with supplemental retirement and death benefits at age 65. Life insurance policies, of which the Company is the sole owner and beneficiary, were purchased on the lives of each of the participants. Supplemental retirement benefits were based on one-third (1/3) of the participants' monthly income at the time of adoption. Currently, there are no SERP provisions for an increase in benefits, partial vesting or early retirement. The assumed discount rate was 7.5%. Expenses related to the plan were $ 284,000, $ 326,000 and $ 275,000 for 1999, 1998 and 1997, respectively.

     During fiscal 1996, the Board of Directors approved an Officer Deferred Compensation Plan and a Director Deferred Compensation Plan. Both plans were effective May 31, 1995. The plans permit key officers and all directors to defer a portion of their compensation. The plans are nonqualified and unfunded.

     Stock Option Plans

     Effective May 1995, the Company's Board of Directors adopted the PHI 1995 Incentive Plan (the "1995 Plan"). The Company is authorized to issue a total of 175,000 shares of voting common stock and 325,000 shares of non-voting common stock under the 1995 Plan. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards and cash awards. The exercise price of the stock option grants is equal to the fair market value of the underlying stock at the date of grant. During fiscal 1999, 13,084 non-voting restricted shares and 19,000 non-voting stock options were granted under the 1995 Plan. The restricted shares will become unrestricted on July 31, 2000. The non-voting options, in the event they become vested, are exercisable over the next five years, expiring in 2007 and 2008. During fiscal 1997, 24,000 non-voting restricted shares and 23,200 non-voting stock options were granted under the 1995 Plan. The restricted shares and the options granted during fiscal 1997 vested on July 31, 1997 and the restricted shares will become unrestricted on July 31, 2000. One half of the non-voting options, which vested on July 31, 1997, became exercisable on July 31, 1997
     and one-half became exercisable  on  July 31,  1998.    These  options
     expire on  July  30,  2006.   The  Company  recorded  no  compensation
     expense related to the 1995 Plan during fiscal 1999 and fiscal 1998 and $ 0.4 million during fiscal 1997.

     On October 30, 1998, the shareholders of PHI adopted the Directors Stock Compensation Plan (the "Plan") to (i) substitute for the annual cash retainer to non-employee directors ("Directors") an annual award of PHI's non-voting common stock ("Common Stock"), and (ii) provide for the automatic annual grant to Directors of options to purchase 2,000 shares of Common Stock. The Plan also provides for the voluntary deferral of all or a portion of the stock awards or fees otherwise payable annually to each Director. All non-employee members of the Board of Directors of PHI participate in the Plan. Up to 150,000 shares of Common Stock may be issued under the Plan, subject to adjustment in the event of any recapitalization, stock dividend, stock split, combination of shares or other change in the Common Stock.

     A summary of the Plans' activities for the years ended April 30, 1999, 1998 and 1997 is as follows:

                             1992 Plan
                              Options           Other Options        1995 Plan Options
                             Non-Voting      Voting   Non-Voting    Voting   Non-Voting      Total
                             ----------      ------   ----------    ------   ----------    ---------
Balance outstanding
 at April 30, 1996              75,000       5,000            -     23,200     116,000      219,200

Options granted at $14.88
 (non-voting)                        -           -            -          -      23,200       23,200

Options lapsed/cancelled             -           -            -     (2,720)    (21,304)     (24,024)

Options exercised              (16,500)     (5,000)           -          -      (2,527)     (24,027)
                              ---------     -------     -------    -------    --------     --------

Balance outstanding
 at April 30, 1997              58,500           -            -     20,480     115,369      194,349
                              =========     =======     =======    =======    ========     ========

Options granted                      -           -            -          -           -            -

Options lapsed/cancelled        (9,000)          -            -          -     (23,550)     (32,550)

Options exercised              (49,500)          -            -          -     (12,369)     (61,869)
                              ---------     -------     -------    -------    ---------    --------

Balance outstanding
  at April 30, 1998                  -           -            -     20,480      79,450       99,930
                              =========     =======     =======    =======    =========    ========

Options granted at a price
  range of $16.25 to $16.75          -           -        6,000          -      19,000       25,000

Options lapsed/cancelled             -           -            -          -      (5,493)      (5,493)

Options exercised                    -           -            -          -      (9,240)      (9,240)
                              =========     =======     =======     =======    ========     ========

Balance outstanding
  at April 30, 1999                  -           -        6,000      20,480     83,717      110,197
                              =========     =======     =======     =======    ========     ========

Shares exercisable
  at April 30, 1997 at a price
  range of $8.50 to $15.50      58,500           -            -      10,240     44,821      113,561
                              =========     =======     =======     =======    ========     ========

Shares exercisable
  at April 30, 1998 at a price
  range of $8.50 to $15.50           -           -            -      20,480     77,130       97,610
                              =========     =======     =======     =======    ========     ========

Shares exercisable
  at April 30, 1999 at a price
  range of $8.50 to $16.31           -           -            -      20,480     66,717       87,197
                              =========     =======     =======     =======    ========     ========

Shares available for future
  grant at April 30, 1999       13,000           -      144,000     151,800    129,716      438,516
                              =========     =======     =======     =======    ========     ========

     The   following  table  summarizes  information  about  stock  options outstanding as of April 30, 1999:

                         Options Outstanding           Options Exercisable
                 -----------------------------------------------------------
                            Weighted-Avg.
                             Remaining    Weighted-Avg.          Weighted-Avg.
    Range of         As of  Contractual    Exercise       As of    Exercise
  Exercise Prices  04/30/99  Life-Yrs.      Price        04/30/99    Price
  -----------------------------------------------------------------------------
   $8.50 - $9.75     81,197     6.00       $ 8.77          81,197    $ 8.77

      $14.88          4,000     7.00        14.88           4,000     14.88

   $16.25 - $16.75   25,000     8.84        16.38           2,000     16.31
                    -------                                ------
                    110,197     6.68       $10.72          87,197    $ 9.15
                    =======                                ======

     The Company's 1995 Incentive Plan also authorizes the granting of restricted stock awards. Under this plan during 1999 and 1997, 12,138 shares and 5,809 shares, respectively of restricted stock were awarded to Company executive officers and other key employees that will vest over two years based upon the completion of specified periods of future service with the Company. Compensation is charged to income over the vesting period for these awards which resulted in expense recognition of $ 97,000, $ 21,000 and $ 89,000 in 1999, 1998 and 1997,
     respectively.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earning per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

                                             1999        1998        1997
                                            -------     -------     -------
     Net income - as reported               $ 2,988     $ 7,417     $ 6,470
     Net income - pro forma                   2,967       7,516       6,366
     Diluted earnings per share
      - as reported                            0.57        1.43        1.25
     Diluted earnings per share
      - pro forma                              0.57        1.45        1.25
     Average fair value of
      grants during the year                   5.87        N/A         7.45


                                             1999        1998        1997
                                            -------     -------     -------
     Black-Sholes option pricing
     model assumptions:
       Risk-free interest rate               6.5%         N/A        6.5%
       Expected life (years)                   4          N/A          4
       Volatility                             27%         N/A         12%
       Dividend yield                       1.39%         N/A       1.11%

(6)  SUPPLEMENTAL CASH FLOW INFORMATION AND FINANCING ACTIVITIES

     In 1999, the Company recorded proceeds from equipment sales of $ 19.9 million. The original cost and accumulated depreciation associated with these transactions were $ 27.0 million and $ 10.2 million, respectively. Gains of $ 0.6 million recognized on sale-leaseback transactions were deferred and are being credited to income over the lease terms. The book values of the equipment totaling $ 2.2 million were removed from the balance sheet.

     In 1998, the Company reported proceeds from equipment sales of $ 14.0 million. The original cost and accumulated depreciation associated with these transactions were $ 19.9 million and $ 10.9 million, respectively. Gains of $ 1.7 million recognized on sale-leaseback transactions were deferred. In 1997, the Company reported proceeds from equipment sales of $ 6.6 million. The original cost and accumulated depreciation associated with these transactions were $ 9.6 million and $ 4.3 million, respectively.

(7)  FINANCIAL INSTRUMENTS

     DERIVATIVE INSTRUMENTS - As discussed in Note 1, the Company utilizes derivative instruments on a limited basis to manage risks related to interest rates. At April 30, 1999 and 1998, the Company had interest rate swap agreements with notional amounts totaling $ 40.0 million and $ 20.0 million, respectively, that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2003. The swaps require the Company to pay a weighted-average interest rate of 5.78% (plus the maximum spread of 1.5% at April 30,
     1999) over their composite lives and to receive a variable rate, which averaged 5% (plus the maximum spread of 1.5% at April 30, 1999) at April 30, 1999. Based upon the current spread, the effect of these agreements is to limit interest rate exposure to 7.08% on $ 20.0 million of the Company's revolving credit facility, 7.69% on $10.0 million and 7.27% on $ 10.0 million of the Company's term loan. Using the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of "Interest Expense" in the Consolidated Statements of Earnings. As a result of these swap agreements, interest expense was increased by $ 0.2 million in 1999 and $ 28,000 in 1998.

     FAIR VALUE - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at April 30, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, all of which had fair values approximating carrying amounts.

                                     1999      1999        1998      1998
                                   Carrying  Estimated   Carrying  Estimated
                                    Amount   Fair Value   Amount   Fair Value
                                   --------  ----------  --------  ----------
     Financial Liabilities
       Current and long-term debt   $ 80.3    $ 80.3      $ 72.6    $ 72.6

     Off-Balance-Sheet Exposures
       Interest rate swaps               -    $ (0.2)          -    $ (0.1)


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown in the table.

     Current and long-term debt: the fair value is estimated based on current rates offered the Company for debt of the same maturities.

     Interest rate swaps: the fair value is an estimate of the amounts, based on quotes from counterparties, that the Company would pay at the reporting date to cancel the contracts.

 (8) COMMITMENTS AND CONTINGENCIES

     The Company leases certain aircraft used in its operations. The Company generally pays all insurance, taxes and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options.

      Aggregate rental commitments to lease aircraft under noncancellable operating leases are due in years subsequent to April 30, 1999, as follows:

                            (Thousands of dollars)
              2000                 $ 12,670
              2001                   12,220
              2002                   11,508
              2003                   10,404
              2004                    9,203
              Thereafter             26,758
                                   --------
                                   $ 82,763
                                   ========

      Rental expense incurred under these leases consisted of the following:
                                (Thousands of dollars)
                                (Years ended April 30)
                                ----------------------
                              1999        1998         1997
                            --------    --------     --------
              Aircraft      $ 14,522    $ 15,080     $ 12,328
              Other            2,064       1,836        1,730
                            --------    --------     --------
                            $ 16,586    $ 16,916     $ 14,058
                            ========    ========     ========

     The Company has policies and procedures in effect to strictly monitor its compliance with environmental regulations at its operating locations. In the first quarter of fiscal 1996, the Company began an environmental review at selected domestic bases, and known or suspected fuel contamination has been identified at all the bases reviewed.

     The Company expensed, including provisions for environmental costs, $ 0.4 million, $ 0.7 million and $ 1.3 million in 1999, 1998 and 1997, respectively, related to remediation efforts. The Company is currently conducting assessments at additional bases to determine the extent of remediation required at these locations. The reasonably possible upper range of exposure for environmental matters is $ 2.1 million. The aggregate recorded provision for environmental related costs at April 30, 1999 is $ 1.8 million, which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

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

(9)  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

     The Company operates principally in two segments: Oil and Gas Aviation Services and Aeromedical Services. The Oil and Gas Aviation Services segment includes domestic and international helicopter services provided to oil and gas customers including technical services and maintenance work. The Aeromedical Services segment includes all services provided to the Company's air medical customers including hospitals and medical programs.

     The accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Segment operating profit is based on operating revenues less direct expenses, selling, general and administrative costs and special charges applicable to the operating segment. Segment assets are those assets used exclusively in the operations of each operating segment or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, short term investments, other  current assets, and certain property,  plant  and
     equipment. Corporate overhead, consisting primarily of non-allocable selling, general and administrative costs are not allocated to the operating segments.

     Summarized financial information concerning the Company's operating segment as of April 30 is shown in the following tables (in thousands):

                                   1999        1998        1997
                                ---------   ---------   ---------
     Operating revenues:
         Oil and Gas            $ 199,846   $ 198,875   $ 180,121
         Aeromedical               46,838      35,879      30,302
         Other                        655       1,828       1,240
                                ----------  ----------  ----------
              Total             $ 247,339   $ 236,582   $ 211,663
                                ==========  ==========  ==========

     Operating profit(loss):
        Oil and Gas                11,081(1)   17,573      15,021
        Aeromedical                 2,688       2,931       2,879
                                ----------  ----------  ----------
        Total Segment
          operating profit      $  13,769   $  20,504   $  17,900

     Other income, net              3,856       3,264         725
     Corporate overhead            (6,574)     (6,141)     (3,471)
     Interest Expense              (6,017)     (5,118)     (4,297)
                                ----------   ---------  ----------
     Earnings before taxes      $   5,034    $ 12,509   $  10,857
                                ==========  ==========  ==========

     (1) includes special charges of $ 7.3 million as discussed in Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated
      Financial Statements,  Note  2  - Special Charges"


     Capital Expenditures
                            1999          1998         1997
                          ---------     ---------    ---------
        Oil and Gas       $  40,521     $  22,469    $  35,299
        Aeromedical             203         1,937        2,762
        Corporate             1,547         1,069        2,774
                          ---------     ---------    ---------
          Total           $  42,271     $  25,475    $  40,835
                          =========     =========    =========

     Depreciation and Amortization
                             1999         1998         1997
                          ---------      --------    ---------
        Oil and Gas       $  11,993      $  9,228    $   7,354
        Aeromedical           3,486         2,773        2,497
        Corporate               714           533          126
                          ---------     ---------    ---------
          Total           $  16,193     $  12,534    $   9,977
                          =========     =========    =========


     Assets
                             1999         1998          1997
                          ---------     ---------    ---------
        Oil and Gas       $ 194,461     $ 189,300    $ 164,080
        Aeromedical          30,113        31,918       27,367
        Corporate             7,001         5,803        5,184
                          ---------     ---------    ---------
          Total           $ 231,575     $ 227,021    $ 196,631
                          =========     =========    =========

     GEOGRAPHIC INFORMATION

     Operating Revenues
                             1999         1998          1997
                          ---------     ---------   ---------
     United States        $ 223,227     $ 213,781   $ 189,221
     Angola                  14,541        12,891      11,469
     Other Foreign            9,571         9,910      10,973
                          ---------     ---------   ---------
         Total            $ 247,339     $ 236,582   $ 211,663
                          =========     =========   =========

     Long-lived Assets
                             1999         1998          1997
                          ---------     ---------   ---------
     United States        $ 128,541     $ 121,161   $ 109,543
     Angola                   5,240         2,120       2,258
     Other Foreign           10,779        11,838      10,026
                          ---------     ---------   ---------
         Total            $ 144,560     $ 135,119   $ 121,827
                          =========     =========   =========

 (10)   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The summarized quarterly results of operations for the years ended April 30, 1999 and 1998 (in thousands of dollars, except per share data) are as follows:

                                                     Quarter Ended
                            --------------------------------------------------------------------
                            July 31,1998   October 31, 1998  January 31, 1999   April 30, 1999
                            --------------------------------------------------------------------
     Revenues                $ 62,377         $ 65,478          $ 62,276           $ 60,751
     Gross profit               8,929           11,201             7,685              5,008
     Net earnings               2,002            1,954             1,202             (2,170)(1)
     Net earnings per
       share-basic               0.39             0.38              0.23              (0.42)(1)
     Net  earnings  per
       share-diluted             0.38             0.37              0.23              (0.42)(1)


                                                     Quarter Ended
                            --------------------------------------------------------------------
                            July 31,1997   October 31, 1997  January 31, 1998   April 30, 1998
                            --------------------------------------------------------------------
     Revenues                $ 56,360         $ 57,591          $ 59,482           $ 65,413
     Gross profit               7,661            7,871             8,103              9,526
     Net earnings               1,775            1,554             1,820              2,268
     Net earnings per
       share-basic               0.35             0.30              0.36               0.44
     Net  earnings  per
       share-diluted             0.34             0.30              0.35               0.44

     (1) Includes the effect of special charges recognized in the fourth quarter of $ 4.9 million ($ 2.9 million after tax or $ 0.56 per diluted share). Also includes a charge of $ 1.7 million ($ 1.0 million after tax or $ 0.19 per diluted share) for slow moving inventory.

(11) AIR EVAC ACQUISITION

     On December 31, 1997, PHI purchased the net assets of Samaritan AirEvac for approximately $ 8.8 million. The purchase involved all of the operating assets and business of Samaritan AirEvac, an air medical services division of Samaritan Health System based in Arizona and a customer of PHI's since June 12, 1993.

     The cost of the acquisition was recorded under the purchase method  of
     accounting.    The  results  of  Air  Evac's  operations   have   been
     consolidated with the Company's results effective January 1, 1998.

     The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred on May 1, 1996 with pro forma adjustments to give effects to depreciation, interest expense and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                        1998           1997
                                     ---------      ---------

          Revenues                   $ 248,886      $ 227,448

          Net earnings                   7,849          7,118

          Basic earnings per share        1.53           1.40

          Diluted earnings per share      1.51           1.38

     The   above   pro  forma  financial  information  is  not  necessarily
     indicative of the results of operations as they would have been had the acquisition been effected on the assumed date.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
_________________________________________________________
         ACCOUNTING AND FINANCIAL DISCLOSURES
         ____________________________________

     There have been no changes in and there are no disagreements between the Company and its independent certified public accountants on accounting and financial disclosure matters.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
___________________________________________________________

     Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4.(a) "Executive officers of the registrant."

ITEM 11. EXECUTIVE COMPENSATION
_______________________________

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
_______________________________________________________________________

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
_______________________________________________________

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________________________________________________________________________

(a)  1. Financial Statements

          Included in Part II of this report:

             Independent Auditors' Report

             Consolidated Balance Sheets - April 30, 1999 and 1998

             Consolidated Statements of Earnings for the three years  ended
              April 30, 1999

             Consolidated Statements of Shareholders' Equity for the  three years ended April 30, 1999

             Consolidated Statements of Cash Flows for the three years ended
              April 30, 1999

             Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

             Schedule II  - Valuation and Qualifying accounts for the years ended April 30, 1999, 1998 and 1997.


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

          10.3 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of March 31, 1997 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit No. 10.3 to PHI's Report on Form 10-K dated April 30, 1997).

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

          10.16 Second Amendment (dated November 30, 1998) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit No. 10.1 to PHI's Report on Form 10-Q dated January 31, 1999).

          10.17 Directors   Stock  and  Deferred  Compensation   Plan
          (incorporated by reference to Exhibit A to PHI's Proxy originally filed on August 28, 1998, and amended on September 18, 1998).

          10.18 Director Deferred Compensation Plan adopted by PHI's Board effective May 31, 1995.

          10.19 Officer Deferred Compensation Plan adopted by PHI's Board effective May 31, 1995.

          10.20 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 1, 1994.

     21   Subsidiaries of the Registrant

     23.1 Consent of KPMG LLP

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1999.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              Schedule II  Valuation and Qualifying Accounts
             For the Years Ended April 30, 1999, 1998 and 1997
                          (Thousands of dollars)


                                                           Additions
                                                      ------------------------
                                        Balance at    Charged to    Charged to                  Balance at
                                        Beginning     Costs and       Other                        End
Description                              of Year       Expenses      Accounts    Deductions      of Year
-----------------------------------------------------------------------------------------------------------
Year ended  April 30, 1999:
    Allowance for doubtful accounts     $ 1,962         $   182       $   -         $ 460       $ 1,684
    Allowance for obsolete inventory      1,889             280           -             -         2,169

Year ended April 30, 1998:
    Allowance for doubtful accounts     $ 1,160         $ 1,038       $   -         $ 236       $ 1,962
    Allowance for obsolete inventory      2,389               -           -           500         1,889

Year Ended April 30, 1997
    Allowance for doubtful accounts     $   923         $   415       $   -         $ 178       $ 1,160
    Allowance for obsolete inventory      2,389               -           -             -         2,389



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PETROLEUM HELICOPTERS, INC.


                              By: /s/  Carroll W. Suggs
                                  ------------------------------------
                                  Carroll W. Suggs
                                  Chairman of the Board, President,
                                  Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature               Title                              Date
          ---------               -----                              ----


/s/ Carroll W. Suggs       Chairman of the Board, President     July 16, 1999
-----------------------    Chief Executive Officer and
     Carroll W. Suggs       Director (Principal Executive Officer)


/s/ Michael  J. McCann      Chief Financial Officer             July 16, 1999
-----------------------       (Principal Financial and
    Michael J. McCann          Accounting Officer)



/s/ Leonard M. Horner              Director                     July 16, 1999
-----------------------
    Leonard M. Horner

/s/ James W. McFarland             Director                     July 16, 1999
-----------------------
    James W. McFarland

/s/ Bruce N. Whitman               Director                     July 16, 1999
-----------------------
    Bruce N. Whitman

/s/ Thomas H. Murphy               Director                     July 16, 1999
-----------------------
    Thomas H. Murphy