Form 10-Q
period 1999-07-31
PETROLEUM HELICOPTERS INC
filed 1999-09-14
CIK 350403

Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-Q

  [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                 For the quarterly period ended:  July 31, 1999

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

       2121 Airline Drive Suite 400
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

                               Yes X  No ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at September 1, 1999
             -----                 --------------------------------
      Voting Common Stock                  2,793,386 shares
    Non-Voting Common Stock                2,366,175 shares




                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Thousands of dollars, except share data)

                                              July 31,      April 30,
                                                1999         1999(1)
                                              --------      --------
                 ASSETS                     (Unaudited)

Current Assets:
 Cash and cash equivalents                   $    1,014   $    3,025
 Accounts receivable - net of allowance          41,909       42,235
 Inventory                                       36,466       34,902
 Prepaid expenses                                 1,367        1,658
 Refundable income taxes                          3,436        3,368
                                               --------     --------
            Total current assets                 84,192       85,188
                                               --------     --------
Investments in affiliates and other               1,966        1,827
Property and equipment:
 Cost                                           266,488      272,330
 Less accumulated depreciation                 (123,753)    (127,770)
                                               --------     --------
                                                142,735      144,560
                                               --------     --------
            Total Assets                     $  228,893   $  231,575
                                               ========     ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities    $   19,661   $   22,210
 Accrued vacation payable                         6,064        6,057
 Current maturities of long-term debt             5,909        5,891
                                               --------     --------
            Total current liabilities            31,634       34,158
                                               --------     --------
Long-term debt, net of current maturities        73,920       74,405
Deferred income taxes                            19,411       19,411
Other long-term liabilities                       7,076        7,020

Shareholders' Equity:
 Voting common stock - par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,800,866 at July 31 and April 30                279          279
 Non-voting common stock - par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,368,175 at July 31 and April 30                237          237
 Additional paid-in capital                      11,717       11,717
 Retained earnings                               84,619       84,348
                                               --------     --------
            Total Shareholders' Equity           96,852       96,581
                                               --------     --------
            Total Liabilities and
                Shareholders' Equity         $  228,893   $  231,575
                                               ========     ========

(1)The balance sheet at April 30, 1999 is condensed from the audited financial statements at that date. The accompanying notes are an integral part of these condensed consolidated financial statements.


               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share data)
                                (Unaudited)


                                         Three Months Ended
                                              July 31,
                                         __________________

                                          1999         1998
REVENUES:                                ------       ------
 Operating revenues                   $  53,814    $  62,220
 Other income, net                        3,861          157
                                         ------       ------
                                         57,675       62,377
                                         ------       ------
EXPENSES:
 Direct expenses                         51,535       53,291
 Selling, general and administrative      3,842        4,265
 Interest expense                         1,435        1,449
                                         ------       ------
                                         56,812       59,005
                                         ------       ------
Earnings before income taxes                863        3,372
Income taxes                                328        1,370
                                         ------       ------
Net earnings                          $     535    $   2,002
                                         ======       ======
Basic earnings per common share       $    0.10    $    0.39
                                         ======       ======
Diluted earnings per common share     $    0.10    $    0.38
                                         ======       ======


Weighted average common shares
  outstanding                             5,160        5,161
Incremental common shares                    43           75

Weighted average common shares           ------       ------
  and equivalents                         5,203        5,236
                                         ======       ======


Dividends declared per common share   $    0.05    $    0.05
                                         ======       ======

The accompanying notes are an integral part of these condensed consolidated financial statements.


               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Thousands of dollars)
                                (Unaudited)


                                            Three Months Ended July 31,
                                               1999            1998
                                            ---------       ---------

  Cash flows from operating
  activities:
   Net earnings                             $   535         $  2,002
   Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
      Depreciation                            3,576            3,620
      Gain on asset dispositions             (3,779)            (121)
      Equity in net earnings of
       investee companies, net of
       distributions                            (22)             (36)
   Changes in operating assets and
   liabilities                               (1,800)          (4,111)
                                            ---------       ---------
  Net cash provided by (used in)
    operating activities                     (1,490)           1,354
                                            ---------       ---------
  Cash flows from investing
  activities:
   Investments                                  -               (135)
   Purchase of property and equipment        (4,368)         (13,150)
   Proceeds from asset dispositions           4,573            1,530
                                            ---------       ---------
  Net cash provided by (used in)
  investing activities                          205          (11,755)
                                            ---------       ---------
  Cash flows from financing
  activities:
   Proceeds from long-term debt               3,000           15,500
   Payments on long-term debt                (3,467)          (6,450)
   Proceeds from exercise of stock
    options and other                           -                 78
   Dividends paid                              (259)            (257)
                                            ---------       ---------
  Net cash provided by (used in)
  financing activities                         (726)           8,871
                                            ---------       ---------
  Decrease in cash and cash equivalents      (2,011)          (1,530)

  Cash and cash equivalents, beginning
  of period                                   3,025            2,753
                                            ---------       ---------

  Cash and cash equivalents, end of period  $ 1,014         $  1,223
                                            =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.


               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                (Unaudited)

(1)  General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions of the Securities and Exchange Commission ("SEC") from the books and records of Petroleum Helicopters, Inc. and Subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the SEC; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to the prior year's financial statements in order to conform to the classifications adopted for reporting in the transition period ending December 31, 1999. These reclassifications had no impact on net income or shareholders' equity.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations. During the winter, there are more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower during the Company's third fiscal quarter than at other times of the year. This produces a seasonal aspect to the Company's business and typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

(2)  Change in Accounting Estimate

Property and Equipment

Effective May 1, 1999 the Company changed the estimated useful lives on its aircraft from ten years to fifteen years. The residual value will be increased from 25% to 30%. The Company believes the revised estimated useful lives and residual values will more appropriately reflect its financial results by better matching costs over the estimated useful lives of these assets. The effect of this change on net income for the quarter was a reduction in depreciation expense of approximately $ 0.6 million ($ 0.4 million after tax or $ 0.08 per diluted share).

(3)  Change in Fiscal Year

The Company has elected to change its fiscal year from April 30 to a fiscal year ending December 31. The Company will file a Form 10-Q for the quarter ending October 31, 1999, and will file a transition report on Form 10-K for the eight-month period ending December 31, 1999. The Company will commence reporting on a calendar year basis with the filing of its Form 10-Q for the quarter ending March 31, 2000.

(4)  Segment Information

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company operates principally in two segments: Oil and Gas Aviation Services and Aeromedical Services. The Oil and Gas Aviation Services segment includes domestic and international helicopter services provided to oil and gas customers, including technical services and maintenance work. The Aeromedical Services segment includes all services provided to the Company's air medical customers, including hospitals and medical programs.

Segment operating profit is based on operating revenues less direct expenses, selling, general and administrative costs and special charges, if any, applicable to the operating segment. Segment assets are those assets used exclusively in the operations of each operating segment or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, short term investments, other current assets, and certain property, plant and equipment. Corporate overhead, consisting primarily of non-allocable selling, general and administrative costs is not allocated to the operating segments.

Summarized   financial  information  concerning  the  Company's   operating
segments for the periods ended July 31 is shown in the following table (in thousands):

                                             1999        1998
                                           -------     -------
    Operating revenues:
       Oil and Gas                       $  42,001   $  50,317
       Aeromedical                          11,674      11,741
       Other                                   139         162
                                           -------     -------
                                         $  53,814   $  62,220
                                           =======     =======
     Operating profit:
          Oil and Gas                           55       6,530
          Aeromedical                          264         668
                                           -------     -------
         Total Segment operating profit  $     319   $   7,198

     Other income                            3,861         157
     Corporate overhead                     (1,882)     (2,534)
     Interest expense                       (1,435)     (1,449)
                                           -------     -------
     Earnings before income taxes        $     863    $  3,372
                                           =======     =======



(5)  New Accounting Pronouncements

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

(6)   Environmental Liability

The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate liability recorded for environmental related costs at July 31, 1999 is $ 1.8 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available. No additional provisions were recognized in the quarter ended July 31, 1999.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying financial statements and with the Company's Consolidated Financial Statements for the year ended April 30, 1999 together with the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. Although the Company believes
that   the   assumptions  reflected  in  forward-looking  statements   are
reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures required to fund its operations, environmental risks, competition, government regulation, unionization, Year 2000 issues and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                           RESULTS OF OPERATIONS

The Company is engaged primarily in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance ("technical services") to outside parties.

Operating Revenues

 General

 The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as Specials. Oil and Gas Aviation Services contracts, both domestic and international, are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates. The Company's technical service contracts are generally provided on an actual cost plus negotiated mark-up basis.

 Aeromedical Services contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination. Air Evac, a separately incorporated company within PHI's Aeromedical Services segment, which operates in Arizona, primarily derives its revenues from third party payors based on per hour or per seat charges. These contracts are predominantly short-term in nature.


 The following table summarizes and compares the Company's operating revenues by segment for the quarters ended July 31, 1999 and 1998:



                         Operating Revenues for the Quarter Ended July 31,
                         ------------------------------------------------
                            (Thousands of dollars, except percentages
                                        and flight hours)
                                                   Increase (Decrease)
                                ------    ------   -------------------
                                 1999      1998        $          %
                                ------    ------   --------     ------
 Oil and Gas Aviation Unit   $  42,001 $  50,317  $ (8,316)       (17)

 Aeromedical Services Unit      11,674    11,741       (67)        (1)

 Other                             139       162       (23)       (14)
                                ------    ------   --------
 Total Operating Revenues    $  53,814 $  62,220  $ (8,406)       (14)
                                ======    ======   ========     ======

 Total Flight Hours             50,093    63,320   (13,227)       (21)
                                ======    ======   ========     ======

 Oil and Gas Aviation Unit

 Total Oil and Gas Aviation Unit revenues for the quarter ended July 31, 1999 decreased 17% to $ 42.0 million from $ 50.3 million for the quarter ended July 31, 1998. Flight hours declined 22% to 43,824 hours from 56,419 hours for the quarter ended July 31, 1999. These decreases were due primarily to decreased activity in the Gulf of Mexico.

     United States Aviation Operations. Demand for the Company's domestic oil and gas aviation services is directly influenced by offshore oil and gas exploration, development and production activities in the areas in which PHI operates, which in turn is affected primarily by oil and gas prices. Despite the recent improvements in oil and gas prices, activity in the Gulf of Mexico continues to be lackluster as oil and gas companies continue to focus on their costs. The Company does not expect any significant improvement in demand for its services for the remainder of this calendar year.

     First quarter operating revenues attributable to domestic flight operations were $ 33.5 million compared to $ 42.8 million for the prior year first quarter, a decrease of $ 9.3 million. Flight hours declined 24% over the prior year first quarter. The decrease in flight hours accounted for substantially all of the revenue decrease.

     International Aviation Operations. International operating revenues increased slightly this quarter to $ 4.8 million as compared to $ 4.6 million for the prior year first quarter. This increase was due primarily to improved pricing.

     Technical Services Operations. Technical Services operating revenues were $ 3.7 million for the current quarter compared to $ 2.9 million in the prior year's first quarter, an increase of $ 0.8 million. This increase was primarily attributable to additional third-party maintenance work.


  Aeromedical Services Unit

  Aeromedical revenues remained constant at $ 11.7 million as compared to the prior year first quarter, although operating profit declined due primarily to increased human resource costs. Total Aeromedical programs and aircraft as of July 31, 1999 were seventeen and forty-six, respectively, compared to fifteen Aeromedical programs and forty-three aircraft at July 31, 1998. Aeromedical flight hours for the quarter decreased fifty-two hours to 5,883 hours. Air Evac accounted for 735 hours and $ 4.7 million in revenues for the quarter ended July 31, 1999 as compared to 791 hours and $ 5.6 million in revenues for the prior year quarter.

Other Income, net

Gains recorded relating to the sale of assets increased to $ 3.8 million as compared to $ 0.1 million for the prior year first quarter, as the Company sold eleven aircraft during the quarter ended July 31, 1999.

Expenses

 Direct Expenses

 Direct expenses decreased $ 1.8 million, or 3%, to $ 51.5 million, primarily as a result of decreased activity levels and a change in aircraft depreciable lives (See Note 2 to the Condensed Consolidated Financial Statements). Due to the recent slow down in activity, the Company is looking at cost reductions in all areas. On September 1, 1999, the Company reduced its personnel complement which will result in an annual salary expense reduction of approximately $ 3.1 million.
 Severance costs related to this action are approximately $ 0.8 million, and will be recorded in the second quarter.

 Human Resource costs, including employee benefit costs, decreased $ 0.8 million, or 3%, to $ 22.4 million this quarter as compared to the prior year first quarter. Although the Company's work force was reduced from the prior years' quarter by approximately 175 employees, salary expense only decreased by $ 0.3 million due to wage and benefit increases effective July 1999. These increases were required to respond to competitive market pressure and the Company's need to retain highly qualified personnel. Employee benefit costs declined by $ 0.5 million, primarily as the result of reduction in insurance costs related to the reduction in the work force, a decline in insurance claims and other employee related costs.

 Although the number of aircraft has declined, spare parts usage and repair and maintenance costs remained relatively constant as the Company continues to refurbish and maintain its fleet of aircraft under a prescribed refurbishment schedule.

 Insurance costs and helicopter rent declined $ 0.4 million, primarily due to the disposition of aircraft that no longer met the Company's needs.

 Selling, General, and Administrative Expenses

 Selling, general and administrative expenses decreased $ 0.4 million, or 10%, to $ 3.8 million. This was primarily related to a reduction of legal and other business consulting expenses.

                      LIQUIDITY AND CAPITAL RESOURCES

The following is a comparison of the quarter ended July 31, 1999 with the year ended April 30, 1999.

The Company's cash position as of July 31, 1999 was $ 1.0 million compared to $ 3.0 million at April 30, 1999, the Company's fiscal year end. Working capital increased $ 1.6 million from $ 51.0 million at fiscal year end to $ 52.6 million.

Total long-term debt decreased $ 0.5 million to $ 79.8 million, of which the current portion is $ 5.9 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. At September 1, 1999, the Company had $ 12.5 million of credit capacity available under its credit facilities. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreements.

Cash used in operating activities was $ 1.5 million. Investing activities included the purchase and completion of aircraft improvements and engines and other property, plant and equipment for $ 4.4 million. Investing activities were primarily funded through proceeds from asset dispositions. The Company also paid dividends of $ 0.05 per share during the quarter ended July 31, 1999. In July 1999, the Company reported that its Board of Directors was considering eliminating its dividend to conserve cash.

The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate liability recorded for environmental related costs at July 31, 1999 is $ 1.8 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available. No additional provisions were recognized in the quarter ended July 31, 1999.

                             YEAR 2000 MATTERS

General

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

Information Technology.

The Company recently completed a major upgrade of its information technology systems begun in fiscal 1996, an incidental benefit of which is that most of its systems are Y2K compliant. Management does not expect that remaining remediation activities will result in any significant delay or cost. Remediation and testing are expected to be completed by October 31, 1999.

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

Costs.

While the Company incurred significant costs to upgrade its information technology systems, it does not associate these costs with Y2K readiness. Its direct costs associated with its Y2K compliance efforts to date have not exceeded $ 0.4 million, and the Company does not expect to incur significant Y2K compliance costs for the remainder of calendar 1999. Direct costs do not include management and other employee time spent on Y2K issues, which the Company does not quantify.

                      RESULTS AT A GLANCE (Unaudited)

The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                         Three Months Ended July 31,
                                         --------------------------
Operations                                 1999              1998
                                         --------------------------

    Operating revenues                  $  53,814         $  62,220
    Net earnings                              535             2,002
    Net earnings per basic share             0.10              0.39
    Net earnings per diluted share           0.10              0.38
    Book value per diluted share            19.05             18.43
    Total flight hours                     50,093            63,320

Financial Summary                      July 31, 1999   April 30, 1999
                                       -------------   --------------

    Net working capital                 $  52,558         $  51,030
    Net book value of property
      and equipment                       142,735           144,560
    Long-term debt, net of
      current maturities                   73,920            74,405

General Statistics

    Aircraft operated                         273               290
    Employees                               2,011             2,051


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the Company's disclosures regarding derivatives in our Form 10-K dated April 30, 1999.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1 (i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

     (ii)By-laws of the Company (incorporated by reference to Exhibit No. 3.1
         (ii) to PHI's Report on Form 10-Q for the quarterly period ended July 31, 1996).

27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrant filed the following Current Report on Form 8-K during the quarter ended July 31, 1999.



     Date                Item Reported
     ------              -------------
     July 30, 1999       The Registrant announced a change in fiscal year end
                         from April 30 to December 31 effective with the eight month transition period ending December 31, 1999.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Petroleum Helicopters, Inc.


September 14, 1999                     By: /s/ Carroll W. Suggs
                                       ------------------------
                                       Carroll W. Suggs
                                       Chairman of the Board, President and
                                       Chief Executive Officer



September 14, 1999                     By: /s/ Michael J. McCann
                                       -------------------------
                                       Michael J. McCann
                                       Chief Financial Officer and Treasurer