Form 10-Q
period 1999-10-31
PETROLEUM HELICOPTERS INC
filed 1999-12-15
CIK 350403

Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                For the quarterly period ended:  October 31, 1999

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

                Class                Outstanding at December 1, 1999
                _____                _______________________________
          Voting Common Stock                2,793,386 shares
       Non-Voting Common Stock               2,366,175 shares




                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Thousands of dollars, except share data)

                                              October 31,     April 30,
                                                 1999          1999 (1)
                                              -----------    -----------
                   ASSETS                      (Unaudited)

Current Assets:
 Cash and cash equivalents                     $     1,053   $     3,025
 Accounts receivable - net of allowance             44,124        42,235
 Inventory                                          38,077        34,902
 Prepaid expenses                                    1,317         1,658
 Refundable income taxes                             4,900         3,368
                                               ------------   -----------
            Total current assets                    89,471        85,188
                                               ------------   -----------

Investments in affiliates and other                  1,979         1,827
Property and equipment:
 Cost                                              264,518       272,330
 Less accumulated depreciation                    (123,247)     (127,770)
                                               ------------   -----------
                                                   141,271       144,560
                                               ------------   -----------
            Total Assets                       $   232,721   $   231,575
                                               ============  ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities      $    22,025   $    22,210
 Accrued vacation payable                            5,937         6,057
 Current maturities of long-term debt                5,927         5,891
                                               ------------   -----------
            Total current liabilities               33,889        34,158
                                               ------------   -----------

Long-term debt, net of current maturities           77,431        74,405
Deferred income taxes                               19,411        19,411
Other long-term liabilities                          7,213         7,020

Shareholders' Equity:
 Voting common stock - par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,800,866 at October 31 and April 30                279           279
 Non-voting common stock - par value of $ 0.10;
   authorized 12,500,000; issued shares of
   2,368,175 at October 31 and April 30                237           237
 Additional paid-in capital                         11,717        11,717
 Retained earnings                                  82,544        84,348
                                               ------------  ------------
            Total Shareholders' Equity              94,777        96,581
                                               ------------  ------------
            Total Liabilities and
                Shareholders' Equity           $   232,721   $   231,575
                                               ============  ============

(1) The balance sheet at April 30, 1999 is condensed from the audited financial statements at that date. The accompanying notes are an integral part of these condensed consolidated financial statements.




               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share data)
                                (Unaudited)


                                 Three Months Ended       Six Months Ended
                                     October 31,            October 31,
                                -------------------    ---------------------
                                   1999       1998        1999        1998
                                ---------  ---------   ---------    ---------
REVENUES:
 Operating revenues             $ 55,358   $ 67,009    $ 109,172    $ 129,229
 Other income, net                   907     (1,531)       4,768       (1,374)
                                ---------  ---------   ----------   ----------
                                  56,265     65,478      113,940      127,855
                                ---------  ---------   ----------   ----------


EXPENSES:
 Direct expenses                  52,982     55,808      104,517      109,099
 Selling, general
   and administrative              5,160      4,844        9,002        9,109
 Interest expense                  1,472      1,536        2,907        2,985
                                ---------  ---------   ----------   ----------
                                  59,614     62,188      116,426      121,193
                                ---------  ---------   ----------   ----------

Earnings (loss) before
  income taxes                    (3,349)     3,290       (2,486)       6,662

Provision (benefit) for
  income taxes                    (1,278)     1,336         (950)       2,706
                                ---------  ---------   ----------   ----------

Net earnings (loss)             $ (2,071)  $  1,954    $  (1,536)   $   3,956
                                =========  =========   ==========   ==========

BASIC:
 Earnings (loss) per
    common share                $  (0.40)  $   0.38    $   (0.30)   $    0.77
                                =========  =========   ==========   ==========

DILUTED:
 Earnings (loss) per
    common share                $  (0.40)  $   0.37    $   (0.30)   $    0.76
                                =========  =========   ==========   ==========

Weighted average common
    shares outstanding             5,160      5,169        5,160        5,165

Incremental common shares             33         59           39           66
                                ---------  ---------   ----------   ----------

Weighted average common
    shares and equivalents         5,193      5,228        5,199        5,231
                                =========  =========   ==========   ==========

Dividends declared per
    common share                $   0.00   $   0.05    $    0.05    $    0.10
                                =========  =========   ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.





               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Thousands of dollars)
                                (Unaudited)


                                                Six Months Ended October 31,
                                                ----------------------------
                                                     1999           1998
                                                 ------------   -----------

Cash flows from operating activities:
 Net earnings (loss)                             $  (1,536)     $   3,956
 Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation                                     7,325          7,680
    Deferred income taxes                                -           (487)
    (Gain) loss on asset dispositions               (4,704)           113
    Equity in net (earnings) losses of
      investee companies, net of distributions          64            (83)
    Loss from operations disposal                        -          1,344
 Changes in operating assets and liabilities        (3,405)       (10,617)
                                                 ----------     ----------

Net cash provided by (used in)
  operating activities                              (2,256)         1,906
                                                 ----------     ----------

Cash flows from investing activities:
 Investments                                          (100)          (270)
 Purchase of property and equipment                 (8,394)       (26,654)
 Proceeds from asset dispositions                    6,233          9,676
                                                 ----------     ----------

Net cash used in investing activities               (2,261)       (17,248)
                                                 ----------     ----------

Cash flows from financing activities:
 Proceeds from long-term debt                       11,000         24,000
 Payments on long-term debt                         (7,937)        (9,404)
 Proceeds from exercise of stock options
    and other                                            -             78
 Dividends paid                                       (518)          (516)
                                                 ----------     ----------

Net cash provided by financing activities            2,545         14,158
                                                 ----------     ----------

Decrease in cash and cash equivalents               (1,972)        (1,184)

Cash and cash equivalents, beginning of period       3,025          2,753
                                                 ----------     ----------

Cash and cash equivalents, end of period         $   1,053      $   1,569
                                                 ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.





               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                (Unaudited)

(1)  General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions of the Securities and Exchange Commission ("SEC") from the books and records of Petroleum Helicopters, Inc. and Subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the SEC; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to the prior period's financial statements in order to conform to the classifications adopted for reporting in the transition period ending December 31, 1999. These reclassifications had no impact on net income or shareholders' equity.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations. During the winter, there are more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower during the winter months than at other times of the year. This produces a seasonal aspect to the Company's business and typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

(2)  Change in Accounting Estimate

Property and Equipment

Effective May 1, 1999 the Company changed the estimated useful lives on its aircraft from ten years to fifteen years. The residual value was increased from 25% to 30%. The Company believes the revised estimated useful lives and residual values will more appropriately reflect its financial results by better matching costs over the estimated useful lives of these assets. The effect of this change on net income for the quarter and six months ended October 31, 1999 was a reduction in depreciation expense of approximately $ 0.6 million ($ 0.4 million after tax or $ 0.08 per diluted share) and $ 1.2 million ( $ 0.7 million after tax or $ 0.14 per diluted share), respectively.

(3)  Change in Fiscal Year

The Company has elected to change its fiscal year from April 30 to a fiscal year ending December 31. The Company will file a transition report on Form 10-K for the eight-month period ending December 31, 1999. The Company will commence reporting on a calendar year basis with the filing of its Form 10-Q for the quarter ending March 31, 2000.

(4)  Segment Information

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The  Company  operates principally in  two  units:   Oil  and  Gas
Aviation  and Aeromedical Services.  The  Oil  and  Gas  Aviation
unit includes  domestic  and  international   helicopter
services provided to oil and gas customers, including technical services and maintenance work. The Aeromedical Services unit includes all services provided to the Company's air medical customers, including hospitals and medical programs.

Segment operating profit is based on operating revenues less direct expenses, selling, general and administrative costs and special charges, if any, applicable to the operating segment. Segment assets are those assets used exclusively in the operation of each operating segment or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, short term investments, other current assets, and certain property, plant and equipment. Corporate overhead, consisting primarily of non-allocable selling, general and administrative costs is not allocated to the operating segments.

Summarized   financial  information  concerning  the  Company's   operating
segments for the three and six months ended October 31 is shown in the following table (in thousands):

                             Three Months Ended         Six Months Ended
                                October 31,                October 31,
                             --------------------     ----------------------
                               1999        1998         1999          1998
                             -------      -------     --------      --------
Operating revenues:
  Oil and Gas               $ 44,245     $ 54,867    $  86,220     $ 105,138
  Aeromedical                 11,074       11,987       22,748        23,728
  Other                           39          155          204           363
                            ---------    ---------   ----------    ----------
                            $ 55,358     $ 67,009    $ 109,172     $ 129,229
                            =========    =========   ==========    ==========

Operating profit:
     Oil and Gas                 332 (1)    7,171          370 (1)    13,681
     Aeromedical                   8          653          272         1,321
                            ---------    ---------   ----------    ----------
    Total Segment
      operating profit      $    340     $  7,824    $     642     $  15,002

Other income, net                907            6        4,768           163
Corporate overhead            (3,124)      (3,004)      (4,989)       (5,518)
Interest expense              (1,472)      (1,536)      (2,907)       (2,985)
                            ---------    ---------   ----------    ----------
Earnings before
   income taxes             $ (3,349)    $  3,290     $ (2,486)    $   6,662
                            =========    =========   ==========    ==========

(1) Includes severance costs of $ 1.0 million recorded during the second quarter ended October 31, 1999




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

(6)  Environmental Liability

The  Company continues to review selected domestic bases for possible  fuel
contamination  resulting  from routine flight  operations.   The  aggregate
liability recorded for environmental related costs at October 31, 1999 is $ 1.7 million, which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods, to the extent appropriate, as further information regarding these costs becomes available. No additional provisions were recognized during the six months ended October 31, 1999.


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


Second Quarter ended October 31, 1999 to Second Quarter ended October 31, 1998
------------------------------------------------------------------------------

Operating Revenues

 General

 The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as
 Specials.   Oil  and  Gas Aviation  contracts, both  domestic  and
 international, are generally on a month to month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates. The Company's technical service contracts are generally provided on an actual cost plus negotiated mark-up basis.

 Aeromedical Services contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination. Air Evac Services, Inc. ("Air Evac"), a separately incorporated company within PHI's Aeromedical Services Unit, operates in Arizona and primarily derives its revenues from third party payors based on per hour or per seat charges. These contracts are predominantly short-term in nature.

 The following table summarizes and compares the Company's operating revenues by unit for the quarters ended October 31, 1999 and 1998:

                        Operating Revenues for the Quarter Ended October 31,
                    -----------------------------------------------------------
                    (Thousands of dollars, except percentages and flight hours)
                    -----------------------------------------------------------
                                                        Increase (Decrease)
                               --------    --------    -------------------
                                 1999        1998          $           %
                               --------    --------    ----------    ------
Oil and Gas Aviation Unit      $ 44,245   $ 54,867     $ (10,622)     (19)

Aeromedical Services Unit        11,074     11,987          (913)      (8)

Other                                39        155          (116)     (75)
                               --------   --------     ----------

Total Operating Revenues       $ 55,358   $ 67,009     $ (11,651)     (17)
                               ========   ========     ==========    =====

Total Flight Hours               49,777     62,511       (12,734)     (20)
                               ========   ========     ==========    =====


 Oil and Gas Aviation Unit

 Total  Oil  and Gas Aviation Unit revenues for the quarter  ended
 October 31, 1999 decreased 19% to $ 44.2 million from $ 54.9 million for the quarter ended October 31, 1998. Flight hours for the quarter ended October 31, 1999 declined 21% to 43,858 hours from 55,762 hours. These decreases were due primarily to decreased activity in the Gulf of Mexico and by reductions in flight hours from two customers not related to decreased drilling or production activity. In addition, the prior year second quarter included an increase in "Specials" due to several tropical storm and hurricane evacuations which did not occur in the second quarter ended October 31,1999.

     United States Aviation Operations. Demand for the Company's domestic oil and gas aviation services is directly influenced by offshore oil and gas exploration, development and production activities in the areas in which PHI operates, which in turn is affected primarily by oil and gas prices. Despite the recent improvements in oil and gas prices, activity in the Gulf of Mexico continues to be depressed as oil and gas companies continue to focus on their costs. The Company does not expect any significant improvement in demand for its services for the remainder of this calendar year.

     Second quarter operating revenues attributable to domestic flight operations were $ 34.6 million compared to $ 44.5 million for the prior year second quarter, a decrease of $ 9.9 million, or 22%. Flight hours declined 23% over the prior year second quarter. The decrease in flight hours accounted for substantially all of the revenue decrease.

     International Aviation Operations. International operating revenues decreased $ 1.0 million this quarter to $ 5.6 million as compared to $ 6.6 million for the prior year second quarter. This decrease resulted primarily from the expiration of a contract in Venezuela.

     Technical Services Operations. Technical Services operating revenues were $ 4.0 million for the current quarter compared to $ 3.8 million in the prior year second quarter, an increase of $ 0.2 million. This increase was primarily attributable to additional third-party maintenance work.

  Aeromedical Services Unit

  Aeromedical revenues decreased $ 0.9 million, or 8%, to $ 11.1 million, as compared to $ 12.0 million in the prior year second quarter. Rate increases on several contracts were offset by a $ 1.2 million decline in revenues of Air Evac, primarily as a result of increased competition in Arizona, where Air Evac operates. In November 1999, PHI announced that it was reducing the personnel and aircraft complement at Air Evac, as well as closing several unprofitable locations. The net loss for Air
  Evac for the quarter ended October 31, 1999 was approximately $ 0.3 million before tax and $ 0.2 million after tax. Excluding the unprofitable locations, which were closed in November, Air Evac would have recorded earnings before taxes of $ 0.4 million ($ 0.3 million after tax).

  Total Aeromedical programs and aircraft as of October 31, 1999 remained the same as October of last year, at seventeen and forty-four, respectively. When the reduction in the Air Evac fleet is completed, the number of aircraft will be reduced to thirty-nine.

  Total  Aeromedical  flight hours decreased 354 hours,  or  6%,  to  5,480
  hours.   The Air Evac operation accounted for approximately 52%  of  this decrease.

Other Income, net

Other income, net includes gains recorded relating to the sale of aircraft of $ 0.9 million as compared to a loss of $ 0.2 million on aircraft sales for the prior year second quarter. Additionally, prior year second quarter results were negatively impacted by a charge of $ 1.3 million related to the discontinuance of a joint venture in South America.

Expenses

 Direct Expenses

 Direct expenses decreased $ 2.8 million, or 5%, to $ 53.0 million, primarily as a result of decreased activity levels and a change in aircraft depreciable lives (See Note 2 to the Condensed Consolidated Financial Statements). Due to the recent slow down in activity, the Company is evaluating cost reductions in all areas. On September 1, 1999, the Company reduced its personnel complement which is expected to result in an annual salary expense reduction of approximately $ 3.5 million. Severance costs totaling $ 1.0 million related to this action were recorded in the second quarter and are included in "Selling, General and Administrative expenses". The Company also reduced it fleet size to 275 aircraft as of October 31, 1999, and as noted above, determined to close certain of Air Evac's unprofitable locations, reduce personnel and dispose of certain aircraft operated by Air Evac. As these actions were only recently implemented, the financial impact will not be reflected until subsequent quarters.

 Human   Resource   costs,  including  employee  benefit  costs,   remained
 relatively constant at $ 22.8 million. The Company began reducing its cost structure in January 1999, and by June 30, 1999 had reduced its personnel complement by 166 and made reductions in other cash expenditures. In July, due to competitive industry pressures, the Company implemented a compensation increase primarily for its pilots and mechanics. The increase in July 1999 more than offset what cost reductions were previously implemented. Although the Company recently made further reductions in its labor force, the expected human resource cost reduction will not be reflected until subsequent quarters.

 Spare parts usage and repair and maintenance costs declined $ 0.7 million, or 6%, to $ 12.1 million due to a reduction in the number of aircraft and flight hours. Although the number of aircraft has declined, spare parts usage and repair and maintenance costs declined at a lesser rate as the Company continues to refurbish and maintain its fleet of
 aircraft   under  a  prescribed  refurbishment  schedule.   Aircraft   are
 refurbished based on specific time tables and, thus, costs are to a certain extent incurred on a basis unrelated to flight activity.

 Insurance costs and helicopter rent declined $ 0.7 million primarily due to the disposition of aircraft that no longer met the Company's needs and also due to lower rental rates on newly leased aircraft. Environmental costs declined $ 0.1 million.

 Selling, General, and Administrative Expenses

 Selling, general and administrative expenses increased $ 0.3 million, or 7%, to $ 5.2 million. Excluding severance charges of $ 1.0 million recorded in the current quarter, selling, general and administrative expenses decreased $ 0.6 million compared to the prior year. This decrease is primarily due to a reduction in legal and other business consulting expenses.


Six Months ended October 31, 1999 to Six Months ended October 31, 1998
----------------------------------------------------------------------

The following table summarizes and compares the Company's operating revenues by segment for the six months ended October 31, 1999 and 1998:

                      Operating Revenues for the Six Months Ended October 31,
                    -----------------------------------------------------------
                    (Thousands of dollars, except percentages and flight hours)
                    -----------------------------------------------------------
                                                        Increase (Decrease)
                               --------    --------    --------------------
                                 1999        1998          $           %
                               --------    --------    ----------    ------
Oil and Gas Aviation Unit      $ 86,220   $105,138     $ (18,918)     (18)

Aeromedical Services Unit        22,748     23,728          (980)      (4)

Other                               204        363          (159)     (44)
                               --------   --------     ----------

Total Operating Revenues       $109,172   $129,229     $ (20,057)     (16)
                               ========   ========     ==========    =====

Total Flight Hours               99,870    125,831       (25,961)     (21)
                               ========   ========     ==========    =====


 Oil and Gas Aviation Unit

 Total  Oil  and  Gas Aviation Unit revenues for  the  six  months ended October 31, 1999 decreased 18% to $ 86.2 million from $ 105.1 million for the six months ended October 31, 1998. Flight hours declined 22% to 87,682 hours from 112,181 hours for the six months ended October
 31,  1999.   These decreases were due primarily to decreased  activity  in the Gulf of Mexico and by reductions in flight hours from two customers not related to decreased drilling or production activity. In addition, the prior year period included an increase in "Specials" due to several tropical storm and hurricane evacuations which did not occur in the current period.


     United States Aviation Operations. Demand for the Company's domestic oil and gas aviation services is directly influenced by offshore oil and gas exploration, development and production activities in the areas in which PHI operates, which in turn is affected primarily by oil and gas prices. Despite the recent improvements in oil and gas prices, activity in the Gulf of Mexico continues to be lackluster as oil and gas companies continue to focus on their costs. The Company does not expect any significant improvement in demand for its services for the remainder of this calendar year. PHI was also affected by reductions in flight hours from two of its customers not related to decreased drilling or production activity.

     Operating revenues for the six months ended October 31, 1999 attributable to domestic flight operations were $ 68.1 million compared to $ 87.2 million for the prior year period, a decrease of $ 19.1 million, or 22%. Flight hours declined 23% over the prior year six months. The decrease in flight hours accounted for substantially all of the revenue decrease.

     International Aviation Operations. International operating revenues were $ 10.4 million as compared to $ 11.2 million for the prior year period, a decrease of $ 0.8 million, or 7%. This decrease resulted primarily from the expiration of a contract in Venezuela.

     Technical Services Operations. Technical Services operating revenues were $ 7.7 million for the current six months compared to $ 6.8 million in the prior year period, an increase of $ 0.9 million. This increase was primarily attributable to additional third-party maintenance work.

  Aeromedical Services Unit

  Aeromedical revenues decreased $ 1.0 million, or 4%, to $ 22.7 million, as compared to $ 23.7 million in the prior year six months. Rate increases on several contracts were offset by a $ 2.1 million decline in revenues of Air Evac, primarily as a result of increased competition in Arizona, where Air Evac operates. In November 1999, PHI announced that it was reducing the personnel and aircraft complement at Air Evac, as well as closing several unprofitable locations. The net loss for Air
  Evac for the six months ended October 31, 1999 was approximately $ 0.5 million before tax and $ 0.3 million after tax. Excluding the unprofitable locations, which were closed in November, Air Evac would have recorded earnings before taxes of $ 0.9 million ($ 0.5 million after tax).

  Total Aeromedical programs and aircraft as of October 31, 1999 remained the same as October of last year, at seventeen and forty-four, respectively. When the reduction in the Air Evac fleet is completed, the number of aircraft will be reduced to thirty-nine.

  Total  Aeromedical flight hours decreased 406 hours,  or  3%,  to  11,363
  hours.   The Air Evac operation accounted for approximately 59%  of  this decrease.


Other Income, net

Other income, net includes gains recorded relating to the sale of assets of $ 4.7 million as compared to a loss of $ 0.1 million on aircraft sales in the prior year period. The Company sold eleven aircraft during the quarter ended July 31, 1999 and six aircraft during the quarter ended October 31, 1999. Adversely impacting prior year results was a $ 1.3 million charge related to the discontinuance of a joint venture in South America.

Expenses

 Direct Expenses

 Direct  expenses  decreased $ 4.6 million, or  4%,  to  $  104.5  million, primarily as a result of decreased activity levels and a change in aircraft depreciable lives (See Note 2 to the Condensed Consolidated Financial Statements). Due to the recent slow down in activity, the Company is looking at cost reductions in all areas. On September 1, 1999, the Company reduced its personnel complement which is expected to result in an annual salary expense reduction of approximately $ 3.5 million. Severance costs recorded in the second quarter related to this action were approximately $ 1.0 million. (see discussion below regarding "Selling, General and Administrative" expenses). The Company also reduced its fleet size to 275 aircraft as of October 31, 1999 and decided to close certain of Air Evac's unprofitable locations, reduce its personnel and dispose of certain aircraft operated by Air Evac.

 Human Resource costs, including employee benefit costs, decreased $ 0.7 million, or 2%, to $ 45.1 million this six months compared to the prior year six months. Although the Company's work force was reduced from the prior year by approximately 175 employees, salary expense only decreased by $ 0.3 million due to wage and benefit increases effective July 1999. These increases were required to respond to competitive market pressure and the Company's need to retain highly qualified personnel. Employee benefit costs declined by $ 0.4 million related to the reduction in the work force.

 Spare parts usage and repair and maintenance costs decreased $ 0.5 million, or 2%, to $ 23.4 million due to a reduction in aircraft fleet and
 flight activity.   Although  the  number  of aircraft has declined,  spare
 parts usage and repair and maintenance costs declined at a lesser rate as the Company continues to refurbish and maintain its fleet of aircraft under a prescribed refurbishment schedule. Aircraft are refurbished based on specific time tables and, thus, costs are to a certain extent incurred on a basis unrelated to flight activity.

 Insurance costs and helicopter rent declined $ 1.1 million primarily due to the disposition of aircraft that no longer met the Company's needs. Environmental costs declined $ 0.2 million.

 Selling, General, and Administrative Expenses

 Selling, general and administrative expenses decreased $ 0.1 million, or 1%, to $ 9.0 million. Excluding severance charges of $ 1.0 million recorded in the second quarter, selling, general and administrative expenses decreased $ 1.1 million compared to the prior year. This decrease is primarily due to a reduction in legal and other business consulting expenses. Additional severance charges of approximately $ 0.2 million will be recorded in November related to the Air Evac downsizing as previously discussed.

                      LIQUIDITY AND CAPITAL RESOURCES

The following is a comparison of the quarter ended October 31, 1999 with the year ended April 30, 1999.

The Company's cash position as of October 31, 1999 was $ 1.1 million compared to $ 3.0 million at April 30, 1999, the Company's fiscal year end. Working capital increased $ 4.6 million from $ 51.0 million at April 30, 1999 to $ 55.6 million.

Total long-term debt increased $ 3.1 million to $ 83.4 million, of which the current portion is $ 5.9 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from operations. At December 10, 1999, the Company had $ 8.5 million of credit capacity available under its credit facilities. The Company believes its cash flow from operations in conjunction with its credit capacity and proceeds from asset sales is sufficient to meet its planned requirements for the foreseeable future. The Company is in compliance with the provisions of its loan agreements.

Cash used in operating activities was $ 2.3 million. Severance payments of $ 1.0 million were made during the quarter ended October 31, 1999. Additional payments of approximately $ 0.2 million were made during the third quarter for Air Evac personnel.

Cash used in investing activities was $ 2.3 million. Investing activities included the purchase and completion of aircraft improvements and engines and other property, plant and equipment for $ 8.4 million which were
primarily  funded  through  proceeds from asset  dispositions.   Additional
proceeds of $ 1.9 million were received in November 1999 from the second quarter aircraft sales. The Company also paid dividends of $ 0.05 per share during the quarters ended July 31, 1999 and October 31, 1999. On October 29, 1999, the Board of Directors voted to suspend PHI's quarterly cash dividend
payments.   The  dividend  suspension is part of  the  overall  program  to reposition PHI in view of the recent declines in oil and gas activity in its principal market, and the consolidations that have taken place and are continuing in the oil and gas industry.

The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate liability recorded for environmental related costs at October 31, 1999 is $ 1.7 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available. No additional provisions were recognized during the six months ended October 31, 1999.

                             YEAR 2000 MATTERS

General

To consider the impact of Year 2000 ("Y2K") issues on PHI, a committee consisting of members of senior management from various disciplines within the Company has met regularly to discuss, outline and implement appropriate courses of action. In addition, the Company retained a consulting firm to review Y2K readiness of the Company and make recommendations for action. Its review was completed on June 30, 1999, and PHI has implemented its recommendations.

Information Technology.

The Company recently completed a major upgrade of its information technology systems begun in fiscal 1996, an incidental benefit of which is that most of its systems are Y2K compliant. Remaining remediation activities are essentially complete and have not resulted in any significant delays or costs.

Non-Information Technology.

PHI's non-information technology systems include embedded chip technology in various equipment, aircraft systems, communications (ground and air) and
utilities.   The  Company has completed remediation of those  systems that it determined needed to be upgraded or replaced. To date, no aircraft safety of flight or other significant issues have been identified.

The Company has been in contact with the manufacturers of its aircraft and related equipment to determine the impact of embedded chip technology on flight systems. A review of these communications indicates that embedded chip technology will not cause PHI's fleet to be grounded as a result of Y2K issues.

Third Parties.

PHI continues to evaluate its position with significant suppliers, lenders, customers and others to ensure that those parties have appropriate plans to address Y2K issues where they may impact the operations of the Company. While the Company does not have any significant suppliers, lenders, or customers that directly interface with its information technology systems, the failure of third parties to address their Y2K problems could negatively impact PHI. Based on contacts to date with third parties identified as important, PHI does not expect the impact of any third party problems to be material. However, there is no assurance that the systems of any third parties will be Y2K compliant in time or that any non-compliance will not have a material adverse effect on the Company.

PHI operates internationally in various countries in South America, Europe, Asia and Africa. Published reports indicate that the governments of some of the countries in which it operates may not be Y2K compliant in activities administered or operated by them, such as communications, utilities and aircraft landing facilities, and PHI has received no assurances from any of such governments of its Y2K readiness. To the extent that the failure of those governments or of private parties organized under the laws of such countries and doing business with PHI are not Y2K compliant, resulting disruptions could have a material adverse effect on PHI's international operations.

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

Contingency Plan.

Concurrent with the Company's efforts to address Y2K issues, it has developed appropriate contingency plans, which were finalized during December 1999, to help prevent the Company's operations from being materially impacted by or to reduce the impact that results from a failure to correct a Y2K problem. The contingency plans include using alternative vendors and suppliers which are Y2K compliant, purchasing additional products and inventories and supplies in advance of December 31, 1999, and reverting to manual systems or workarounds.

Costs.

While the Company incurred significant costs to upgrade its information technology systems, it does not associate these costs with Y2K readiness. Its direct costs associated with its Y2K compliance efforts to date have not exceeded $ 0.4 million, and the Company does not expect to incur significant Y2K compliance costs for the remainder of calendar year 1999. Direct costs do not include management and other employee time spent on Y2K issues, which the Company does not quantify.




                      RESULTS AT A GLANCE (Unaudited)

The following table provides a summary of critical operating and financial statistics (thousands of dollars, except per share amounts, financial ratios, flight hours and general statistics):

                                           Six Months Ended October 31,
                                       ----------------------------------
Operations                                    1999             1998
                                       ----------------------------------
    Operating revenues                     $  109,172      $  129,229
    Net earnings                               (1,536)          3,956
    Net earnings per basic share                (0.30)           0.77
    Net earnings per diluted share              (0.30)           0.76
    Book value per diluted share                18.23           18.77
    Total flight hours                         99,870         125,831

Financial Summary                      October 31, 1999   April 30, 199
                                       ----------------   -------------
    Net working capital                    $   55,582     $    51,030
    Net book value of property
       and equipment                          141,271         144,560
    Long-term debt, net of
       current maturities                      77,431          74,405

General Statistics

    Aircraft operated                             275             290
    Employees                                   1,920           2,051


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the Company's disclosures regarding derivatives in its Form 10-K dated April 30, 1999.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on October 29, 1999 at which time the stockholders elected the following directors:

Nominees                                    For          Withheld
-----------------                        ---------       --------
Carroll W. Suggs                         2,608,708         4,606

Leonard M. Horner                        2,613,298            16

James W. McFarland                       2,613,298            16

Bruce N. Whitman                         2,608,898         4,416

Thomas H. Murphy                         2,613,314             0

Arthur J. Breault, Jr.                   2,612,314         1,000

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

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended October 31, 1999.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Petroleum Helicopters, Inc.


December 15, 1999                      By: /s/ Carroll W. Suggs
                                       ____________________________________
                                       Carroll W. Suggs
                                       Chairman of the Board, President and
                                       Chief Executive Officer



December 15, 1999                      By: /s/ Michael J. McCann
                                       ____________________________________
                                       Michael J. McCann
                                       Chief Financial Officer and Treasurer