Form 10-K405
period 1999-12-31
PETROLEUM HELICOPTERS INC
filed 2000-03-30
CIK 350403

===============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             For the fiscal year  . . . . . . . . . . . . . .

                                    OR

/x/Transition  report  pursuant  to Section 13  or  15(d)  of  the  Securities
                           Exchange Act of 1934
      For the Transition Period From May 1, 1999 to December 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes :/x/ No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000 was $ 14,723,265 based upon the last sales price of the Common Stock on February 29, 2000, as reported on NASDAQ.

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000 was:
               Voting Common Stock           2,793,386 shares.
               Non-Voting Common Stock       2,367,452 shares.

                    Documents Incorporated by Reference
      Portions of the registrant's definitive proxy statement to be used in connection with the Annual Meeting of Shareholders, will be, upon filing with the Commission, incorporated by reference into Part III of this Form 10-K.
===============================================================================

                        PETROLEUM HELICOPTERS, INC.

                             INDEX - FORM 10-K

                                  PART I
Item 1.   Business                                                1
          General                                                 1
          Risks and Uncertainties of Foreign Operations           2
          Weather and Seasonal Aspects                            2
          Safety and Insurance                                    2
          Government Regulation                                   2
          Competition                                             3
          Employees                                               3
          Customers                                               3
          Environmental Matters                                   4

Item 2.   Properties                                              4

Item 3.   Legal Proceedings                                       6

Item 4.   Submission of Matters to a Vote of Security Holders     6

Item 4.A. Executive Officers of the Registrant                    7


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters                                     8

Item 6.   Selected Financial Data                                 9

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     9

Item 7.A. Quantitative and Qualitative Disclosures about
          Market Risk                                            16

Item 8.   Financial Statements and Supplementary Data            17
          Petroleum Helicopters, Inc. and
           Consolidated Subsidiaries:
            Independent Auditors' Reports                        17
            Consolidated Balance Sheets
              - December 31, 1999, April 30, 1999 and 1998       19
            Consolidated Statements of Operations
              - Eight months ended December 31, 1999 and
                   Years ended April 30, 1999, 1998 and 1997     20
            Consolidated Statements of Shareholders' Equity
              - Eight months ended December 31, 1999 and
                   Years ended April 30, 1999, 1998 and 1997     21
            Consolidated Statements of Cash Flows
              - Eight months ended December 31, 1999 and
                   Years ended April 30, 1999, 1998 and 1997     22
            Notes to Consolidated Financial Statements           23

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures                   39


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant     40

Item 11.  Executive Compensation                                 40

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                        40

Item 13.  Certain Relationships and Related Transactions         40


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form  8-K                                   41

          Signatures                                             45

                                  PART I

ITEM 1. BUSINESS

General

Petroleum Helicopters, Inc. (the "Company" or "PHI"), a Louisiana corporation, was incorporated as a Delaware corporation in 1949. Since its inception, the Company's primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore platforms for customers engaged in the oil and gas exploration, development and production industry. Today, the Company maintains its position as the largest provider of helicopter transportation services in the Gulf of Mexico ("the Gulf"), providing approximately 43% of all the contracted aircraft in the Gulf. The Company currently operates 277 aircraft worldwide and has 1,847 employees. The Company operates 250 aircraft in the United States; 200 in the Company's Oil and Gas Aviation Services Unit, and fifty in the Company's Aeromedical Services Unit. Twenty-seven aircraft are operated internationally in the Company's Oil and Gas Aviation Services Unit. Effective December 31, 1999, the Company changed its fiscal year-end to December 31 of each year. As a result, this report covers the transition period of May 1, 1999 through December 31, 1999 (the "Transition Period"). See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 9" for information on the Company's operating revenues, operating profit (loss) and assets by industry segment and geographical distribution for the eight months ended December 31, 1999 and the years ended April 30, 1999, 1998 and 1997.

During the Transition Period and the years ended April 30, 1999, 1998 and 1997, approximately 79%, 81%, 84% and 85%, respectively, of the Company's operating revenues were generated by oil and gas aviation services, domestically and internationally and by aircraft maintenance services provided to outside parties. Domestically, oil and gas aviation revenues are earned in federal and state waters offshore of the States of Louisiana, Texas, Alabama, Mississippi, and California. The Company's international operations are currently conducted in Angola, Antarctica, China, Democratic Republic of the Congo, Kazakhstan, Mexico, Russia (Sakhalin Island) and Thailand. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Florida, Illinois, Kentucky, Louisiana, Michigan, Mississippi, North Dakota, Ohio, South Carolina, and Wisconsin.

The Company also provides air medical transportation services for hospitals and medical programs which accounted for 21%, 19%, 15% and 14% of operating revenues for the Transition Period and the years ended April 30, 1999, 1998 and 1997, respectively.

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

Weather and Seasonal Aspects

Poor visibility, high winds and heavy precipitation can affect the safe use of helicopters and result in a reduced number of flight hours. A significant portion of the Company's operating revenues are dependent on actual flight hours (46%, 47%, 46% and 44%, respectively, for the Transition Period and the years ended April 30, 1999, 1998 and 1997) and a substantial portion of the Company's direct costs are fixed (62%, 62%, 60% and 60% respectively for Transition Period and the years ended April 30, 1999, 1998 and 1997). Thus, prolonged periods of adverse weather can materially and adversely affect the Company's operating revenues and net earnings.

In the Gulf, the months of December through February have more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower at these times, which typically result in a reduction in operating revenues during those months.

The Company currently operates seventy-nine aircraft equipped to fly pursuant to instrument flight rules ("IFR") in the Gulf, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules ("VFR"). Poor visibility is the most common of the adverse weather conditions that affects the Company's operations.

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

The Company is subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive safety and health program. The primary functions of the safety staff are to develop Company policies that meet or exceed the safety standards set by OSHA, train Company personnel and make daily inspections of safety procedures to ensure their compliance with Company policies on safety. All personnel are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

The Company maintains hull and liability insurance on its aircraft, which generally insures the Company against physical loss of, or damage to, its aircraft and against certain legal liabilities to others. In addition, the Company carries war risk, expropriation, confiscation and nationalization insurance for its aircraft involved in international operations. In some instances, the Company is covered by indemnity agreements from oil companies, hospitals and medical programs in lieu of, or in addition to, its insurance. The Company's aircraft are not insured for loss of use. While the Company believes it is adequately covered by insurance and indemnification arrangements, the loss, expropriation or confiscation of, or severe damage to, a material number of its helicopters could adversely affect revenues and profits.

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

The Company transports personnel and property in its helicopters pursuant to an Air Taxi Certificate granted by the FAA under Part 135 of the Federal Aviation Regulations. This certificate contains operating specifications that allows the Company to conduct its present operations but is subject to amendment, suspension and revocation in accordance with procedures set forth in the Federal Aviation Act. The Company is not required to file tariffs showing rates, fares and other charges with the FAA. The FAA's regulations, as currently in effect, also require that at least 75% of the Company's voting securities be owned or controlled by citizens of the United States or one of its possessions, and that the president and at least two-thirds of the directors of the Company be United States citizens. The Company's president and all of its directors are United States citizens, and its organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

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

Employees

As of December 31, 1999, the Company employed a total of 1,847 people. The Company believes its employee relations to be satisfactory, and it has never experienced a work stoppage. Currently, none of the Company's employees are covered by union contracts. However, on March 10, 2000, the Company's pilots voted to become organized under the Office and Professional Employees International Union. The Company does not believe that the terms of any pilots' contract will place it at a disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.

Customers

The Company's principal customers are major oil companies. The Company also serves independent exploration and production concerns, oil and gas service companies, hospitals and medical programs and government agencies. The Company's largest customer (Oil and Gas Aviation Services unit) accounted for 13%, 14%, 16% and 15% of the Company's operating revenues for the Transition Period and the years ended April 30, 1999, 1998 and 1997, respectively. The Company's five largest customers accounted for 34%, 30%, 32% and 32% of operating revenues for the Transition Period and for the years ended April 30, 1999, 1998 and 1997, respectively.

Environmental Matters

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage recycling and disposal of toxic and hazardous wastes. The Company believes that compliance with federal, state and local environmental laws and regulations will not have a material effect upon the results of operations of the Company.

The Company employs an environmental staff that includes two registered environmental managers, one of whom is also a certified environmental auditor, a certified environmental systems manager and a certified safety professional in the field of comprehensive practice, and the other of whom is also a certified safety and health manager, and also a wastewater class III operator. The environmental staff conducts inspections and field audits of Company Gulf Coast facilities on an annual basis and other locations on a less frequent basis in order to determine the effectiveness of the environmental program. The Company has established reserves for environmental costs, which are described under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

ITEM 2. PROPERTIES

Fleet Utilization

As of December 31, 1999, 77% of the Company's aircraft were actively assigned as compared with 78% and 83% as of April 30, 1999 and 1998, respectively. Demand for the Company's domestic oil and gas aircraft has slowed due to an activity decline in the Gulf of Mexico.

Equipment

Certain information regarding the Company's owned and leased fleet as of December 31, 1999 is set forth in the following table:

                                                               Cruise   Appr.
                           Number in                           Speed    Range
Manufacturer Type           Fleet      Engine      Passengers  (mph)   (miles)
------------ -----------   ---------  ---------    ----------  ------  -------
Bell         206B-III         13      Turbine         4         120       300
             206L-I, III, IV  87      Turbine         6         130       310
             407              35      Turbine         6         144       420
             212(1)           11      Twin Turbine   13         115       300
             214ST(1)          6      Twin Turbine   18         155       450
             222               1      Twin Turbine    8         160       370
             412(1)           24      Twin Turbine   13         135       335
Boelkow      BK-117           10      Twin Turbine    6         135       255
             BO-105           32      Twin Turbine    4         135       270
Aerospatiale AS350 B2          9      Turbine         5         140       385
             AS350 B3          3      Turbine         5         140       337
Sikorsky     S-76(1)          14      Twin Turbine   12         150       400
MIL Design   MIL-8 MTV(1)      2      Twin Turbine   28         140       310
                             ---
         Total Helicopters   247
                             ---

Beechcraft   King Air 200 (1)  5      Turboprop       8         300     1,380
LET          L410(1)           2      Turboprop      15         215       620
Conquest     Cessna 441 (1)    5      Turboprop       3         330     1,000
Lear Jet     35A(1)            1      Twin Turbo Jet  4         505     2,100
                             ---
          Total Fixed Wing    13
                             ---
          Total Aircraft     260
                             ===

------------------------------------------------------------------------------
  (1) Equipped to fly under instrument flight rules ("IFR"). All other types listed can only fly under visual flight rules ("VFR").
       See Item 1. "Business - Weather and Seasonal Aspects."

The following tables set forth additional information regarding the aircraft owned and leased by the Company (in thousands, except the number of aircraft):

    Company Owned Aircraft         Cost           Net Book Value
    -----------------------    ----------------   --------------
              157               $ 214,638(2)        $ 114,576(1)

                               Total Rents Over      Remaining
    Company Leased Aircraft     Life of Lease         Rents
    -----------------------    ----------------   --------------
              103               $ 139,949           $ 104,412

     -----------------------------
     (1) Information regarding the Company's depreciation policy is set forth under Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1".
     (2)  Includes cost of leased aircraft improvements.
                      ------------------------------

The Company operates seventeen aircraft that are owned or leased by customers which are not reflected in the foregoing tables.

As of December 31, 1999, the Company's commitment for principal payments and lease payments for its present helicopter fleet averages $ 24.6 million each year for the next five years and an aggregate of $ 59.2 million thereafter.

Under most leases the Company is responsible for all insurance, taxes and maintenance expenses associated with the aircraft, and within certain limitations, the Company can either substitute equipment or terminate the leases in the event the leased equipment becomes obsolete or is no longer suited for the Company's needs. All of the Company's leases are considered operating leases for accounting and tax purposes.

The Company also maintains an inventory of fuel and an inventory of spare parts and components for use in the repair and maintenance of the Company's fleet. This inventory had a book value of approximately $ 37.3 million on December 31, 1999. The Company is a distributor or dealer for many of these parts and components, thereby allowing it to realize significant cost savings on its purchases.

Equipment Sales

The Company sells aircraft whenever they (i) become obsolete, (ii) do not fit into future fleet plans, or (iii) are surplus to the Company's needs.
The Company typically sells its aircraft for more than their book value. The Company cannot predict, however, whether these results will continue or whether such prices would be realized if the Company were to sell a large number of aircraft in a short period of time.

Facilities

The Company currently leases its executive office space in Metairie, Louisiana (Metropolitan New Orleans). The lease covers approximately 8,107 square feet and expires on July 31, 2005.

The Company's principal operating facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately twenty-eight acres and seventeen buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative offices and the main repair and maintenance facility. The Company has extended this lease until completion of a new facility to be leased from The Lafayette Airport Commission at the Lafayette Regional Airport. The lease term for this new facility is for 20 years with three five-year renewal options. The new 253,000 square foot facility is scheduled for completion in September 2001. This move will not have a material effect on operating costs. Under the terms of this lease, there is a potential commitment by the Company to fund $ 4 million of construction costs, in which case the monthly lease payments for the first ten years of the lease will be reduced by the amortization of $ 4 million over ten years at 7% per annum.

The Company also leases property for thirteen additional bases to service the oil and gas industry throughout the Gulf and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:


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

      C. Houma-Terrebonne Airport (Louisiana) - containing approximately fourteen acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which expire on August 31, 2000. The Company is in the process of renegotiating these leases. The Company has landing pads for thirty helicopters on this property.

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

The Company's other operations related bases in the United States are located along the Gulf in Louisiana at Boothville, Cameron and Lake Charles; in Texas at Galveston, Port O'Connor and Rockport; in Mississippi at Pascagoula; in Alabama at Theodore; in New Jersey at Edison; and in California at Santa Barbara.

The Company operates from offshore platforms which are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

Bases for the Company's international and air medical operations are generally furnished by the customer.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
The Company is not a party to, and its property is not the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
None.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------
Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

    Name                 Age                            Position
------------------       ---    --------------------------------------------------------------------------
Carroll W. Suggs          61    Chairman  of the Board of Directors, President and Chief Executive Officer
Ben Schrick               59    Chief Operating Officer
Robert D. Cummiskey       57    Director  of  Risk  Management  and  Corporate Secretary
Michael J. McCann (1)     52    Chief Financial Officer and Treasurer
Richard A. Rovinelli (2)  51    Chief  Administrative Officer and Director of Human Resources
William P. Sorenson (3)   51    Director of Corporate Marketing / New Business
R. J. Wallace(4)          49    Director Maintenance / FAR145
Kenneth Alan Townsend (5) 61    General  Manager - Domestic Oil and Gas Aviation Services
----------------------------------------------------------------------------------------------------------

(1) Mr. McCann has served as Chief Financial Officer ("CFO") and Treasurer since November 1998. From January 1998, he was the CFO for Global Industries Ltd. and Chief Administrative Officer ("CAO") from July 1996. Prior to that, he was CFO for Sub Sea International, Inc. Mr. McCann is a Certified Public Accountant and holds a Masters of Business Administration from Loyola University.

(2) Mr. Rovinelli joined the Company in February 1999 as Director of Human Resources. From January 1996 to February 1999, he was self-employed. Prior to this time, he was Manager, Human Resources for Arco Alaska, Inc., Headquarters Staff Manager, Human Resource Services, Arco Oil and Gas Company, as well as numerous other positions within Arco. Mr. Rovinelli holds a Bachelor of Science Degree in Industrial Psychology from the University of Houston.

(3) Mr. Sorenson became Director of Corporate Marketing/New Business in March 1999 after serving as General Manager of Aeromedical Services since November 1995. Mr. Sorenson joined the Company in 1976.

(4) Mr.  Wallace  joined the Company in August 1997.   Prior  to  this
    time, he was a Colonel in the U. S. Marine Corps, having served twenty-five years as an aircraft maintenance officer for several squadrons, a program officer and an engineering officer. Mr. Wallace also served on The Joint Chiefs of Staff, The Pentagon.

(5) Mr. Townsend has served as General Manager - Domestic Oil and Gas Aviation Services since February 1998 and Director of the Oil and Gas Division since August 1997. During his thirty-three year career with PHI, he has served as area manager, offshore supervisor and sector manager.

-----------------------------------------------------------------------------

                                  PART II

ITEM 5. MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

The Company's voting and non-voting common stock trades on The NASDAQ Stock Market, Small Cap Issuers ("NASDAQ") under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low per share bid prices, as reported by NASDAQ, and dividend information for the Company's voting and non-voting common stock for the fiscal quarters indicated. Effective December 31, 1999, the Company changed its fiscal year end from April 30 to December 31.

                                          Voting          Non-Voting
                                       Common Stock      Common Stock     Dividends
Fiscal Quarter                        High      Low     High      Low     Per Share
-----------------------------------   ---------------   --------------    ---------
Quarter Ended
                  July 31, 1999       15       11 1/4   15      10 3/4      .05
                  October 31, 1999    13 3/4    9       12 1/2   9 3/8        -

Two Months Ended  December 31, 1999    9 7/8    9        9 7/8   8 3/4        -

Quarter Ended
                  July 31, 1998       23       16 1/2   21 1/2  17 7/8      .05
                  October 31, 1998    18 7/8   14       19      14 1/2      .05
                  January 31, 1999    18       15 1/2   18 7/8  15 1/2      .05
                  April 30, 1999      16       12       16      12          .05

Quarter Ended
                  July 31, 1997       18 3/4   14 1/2   17 1/2  14          .05
                  October 31, 1997    30 1/2   14       29      13 7/8      .05
                  January 31, 1998    25 1/2   20       24 1/4  19 1/2      .05
                  April 30, 1998      24 1/16  19       24 1/2  19 1/4      .05


The declaration and payment of dividends is at the discretion of the Board of Directors. Future dividends are dependent upon, among other things, the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board. On October 29, 1999, the Board of Directors voted to suspend PHI's quarterly cash dividend payments. A credit agreement to which the Company is a party generally restricts the declaration or payment of dividends to 20% of net earnings for the previous four fiscal quarters. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 3."

As of March 1, 2000, there were approximately 1,072 holders of record of the Company's voting common stock and 121 holders of record of the Company's non-voting common stock.

ITEM 6. SELECTED FINANCIAL DATA

                            Eight Months                            Year
                          Ended December 31,                    Ended April 30,
                        ----------------------     -----------------------------------------------------------
                          1999       1998 (3)        1999           1998        1997      1996        1995
                        ---------   ----------     ---------      ---------   ---------  ---------  ----------
Income Statement Data                (Thousands of Dollars, except per share data)
 Operating revenues     $ 146,308   $ 170,607      $ 247,339      $ 236,582   $ 211,663  $ 185,865   $ 174,397
 Net earnings (loss)       (2,699)      5,194          2,988 (1)      7,417       6,470      6,466       5,182

 Net earnings (loss)
    per share (basic)       (0.52)       1.01           0.58           1.45        1.27       1.28        0.96
 Net earnings (loss)
    per share (diluted)     (0.52)       0.99           0.57           1.43        1.25       1.27        0.96
 Cash dividends
    declared per share        .05        0.10           0.20           0.20        0.20       0.17        0.06

Balance Sheet Data (2)
 Total assets           $ 223,056   $ 238,011      $ 231,575      $ 227,021   $ 196,631  $ 161,315   $ 147,108
 Total debt                77,640      81,836         80,296         72,619      62,460     37,332      35,815
 Working capital           54,699      52,486         51,030         47,971      41,247     26,543      29,809
 Shareholders' equity      93,623      99,440         96,581         94,705      87,416     81,401      75,707

-----------------------------
(1) See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 - Special Charges."
(2)  As of the end of the period.
(3) Information for the eight months ended December 31, 1998 is unaudited and presented for comparison purposes only.
                      ------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Financial Statements for the Transition Period and the years ended April 30, 1999, 1998 and 1997 and the related Notes to Consolidated Financial Statements.

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

Results of Operations

REVENUES

Operating Revenues


The following table reflects the distribution of the Company's operating revenues by business unit:

                             Eight Months Ended December 31,          Year Ended April 30,
                             -------------------------------   --------------------------------
                                 1999          1998 (1)           1999       1998       1997
                              ---------      ----------        ---------   --------   ---------
                                                                           (in 000's)
 Oil  and Gas Aviation Unit   $ 116,124      $ 138,133         $ 199,846   $ 198,875  $ 180,121
 Aeromedical  Services Unit      30,249         31,982            46,838      35,879     30,302
 Other                                7            492               655       1,828      1,240
                              ---------      ---------         ---------   ---------  ---------
                              $ 146,380      $ 170,607         $ 247,339   $ 236,582  $ 211,663
                              =========      =========         =========   =========  =========

------------------------------
(1) Information for the eight months ended December 31, 1998 is presented for comparison purposes only.
                      ------------------------------

Oil and Gas Aviation Unit

United States Aviation Operations. Demand for the Company's domestic oil and gas aviation services is directly influenced by offshore oil and gas exploration, development and production activities in the areas in which it operates, which in turn is affected primarily by oil and gas prices. A decline in oil and gas prices in 1998 and 1999 resulted in a reduction in exploration and production activities, which, in turn affects aviation activity. These conditions have adversely impacted helicopter transportation operations. The Company expects this situation to continue for the first half of fiscal 2000. Oil and gas prices have steadily increased during the eight months ended December 31, 1999, but this has not yet translated into increased exploration and production activities or increased aviation activity.

During the years ended April 30, 1998 and 1997, improved economic conditions in the Gulf of Mexico resulted in substantial increases in oil and gas activity. However, in January 1998, oil prices began to decline, causing a decrease in oil and gas activity. This decline did not materially impact the results of the year ended April 30, 1998. However, the year ended April 30, 1999 and the Transition Period were adversely affected by the decline in exploration and production activities which resulted in a decline in flight hours.

  Eight  months  ended  December 31, 1999 compared to  eight  months  ended
  December  31,  1998.   Operating revenues  for  the  eight  months  ended
  December 31, 1999 were $ 91.0 million compared to $ 112.7 million for the same period in 1998, a decrease of $ 21.7 million or 19%. In 1999, flight hours declined 23% to 89,346 compared to 115,346 for 1998.

  Year ended April 30, 1999 compared to year ended April 30, 1998. Operating revenues were $ 158.5 million in 1999 compared to $ 162.3 million for 1998, a decrease of $ 3.8 million, or 2%. In 1999, flight hours declined 15% to 160,102 compared to 187,930 for 1998. The decrease in flight hours accounted for approximately $ 11.1 million of the revenue decrease. A rate increase which went into effect in the third quarter of 1998 offset the decline in flight hour revenue by approximately $ 7.3 million.

  Year  ended  April  30,  1998  compared to year  ended  April  30,  1997.
  Operating  revenues  increased 12% from 1997 to 1998.   In  1998,  flight
  hours increased 5% to 187,930 from the 1997 amount of 178,262.

International Operations. For the eight months ended December 31, 1999, international operating revenues decreased 11% to $ 14.7 million from $ 16.5 million in the 1998 comparable period. The decrease was due to reduction in activity. For the year ended April 30, 1999, international operating revenues increased 6% to $ 24.1 million from $ 22.8 million in 1998. This increase was due to activity in West Africa. Revenues remained relatively constant during the year ended April 30, 1997 to 1998.

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

  Eight months ended December 31, 1999 compared to eight months ended December 31, 1998. Technical Services operating revenues were $ 10.5 million in the eight months ended December 31, 1999 compared to $ 9.0 million in the comparable period in 1998, an increase of $ 1.5 million, or 17%. This increase was related to an increase in third party maintenance work.

  Year ended April 30, 1999 compared to year ended April 30, 1998. Technical Services operating revenues were $ 17.2 million in 1999 compared to $ 13.8 million in 1998, an increase of $ 3.4 million. This increase was related to one contract for the refurbishment and upgrade of two helicopters.

  Year ended April 30, 1998 compared to year ended April 30, 1997. Technical Services operating revenues increased 6%, or $ 0.8 million, from $ 13.0 million in 1997.

Aeromedical Services Unit

  Eight  months  ended  December 31, 1999 compared to  eight  months  ended
  December  31,  1998. Aeromedical revenues decreased $ 1.8  million  to
  $ 30.2 million, compared to 1998 revenues of $ 32.0 million. Flight hours decreased 3% from 13,091 in 1998 to 12,715 in 1999.

  Year  ended  April  30,  1999  compared to year  ended  April  30,  1998.
  Aeromedical revenues increased $ 10.9 million to $ 46.8 million, compared to 1998 revenues of $ 35.9 million. Flight hours increased 21% from 16,063 in 1998 to 19,496 in 1999. The increase in aeromedical revenue is due to an increase in activity and the effect of the acquisition of Air Evac. The increase in Air Evac revenue is due primarily to twelve months of operation in 1999 versus four months of operation in 1998.

  Year ended April 30, 1998 compared to year ended April 30, 1997. Aeromedical revenues increased $ 5.6 million, or 18%, to $ 35.9 million in 1998 as compared to 1997. Flight hours increased 8% to 16,063 in 1998. The 1998 increases resulted primarily from the acquisition of Air Evac which generated revenues of approximately $ 5.7 million and flight hours of 1,450 for the four months ended April 30, 1998. (See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 11" for a more detailed discussion of this transaction.)

Other Income, Net

  Eight months ended December 31, 1999 compared to eight months ended December 31, 1998. Other income, net, increased $ 6.8 million to $ 5.9 million, compared to a 1998 loss of $ 0.9 million. The increase resulted primarily from gains recorded relating to the sale of aircraft in 1999, and the 1998 results being negatively impacted by a charge of $ 1.3 million related to the discontinuance of a joint venture in South America.

  Year ended April 30, 1999 compared to year ended April 30, 1998. Other income, net, increased $ 1.2 million to $ 3.5 million in 1999, compared to $ 2.3 million in 1998, due to gains recorded on sale of aircraft in 1999, partially offset by a charge of $ 1.3 million related to the discontinuance of a joint venture in South America.

  Year ended April 30, 1998 compared to year ended April 30, 1997. Other income, net, increased $ 1.6 million to $ 2.3 million in 1998, compared to $ 0.7 million in 1997, due to gains recorded on sale of aircraft in 1998.

EXPENSES

Direct Expenses

The following table highlights certain critical operating factors which are helpful in analyzing direct expense relationships:

                                       December 31,             April 30,
                                     ----------------   ---------------------------
                                      1999     1998       1999      1998      1997
                                     -------  -------   --------  -------    ------
 Number of aircraft
 owned/leased/operated at year end     277       309       290      307        314

 Fleet utilization                      77%       75%       78%      83%        84%

 Number of employees at year end     1,847     2,144     2,051    2,135 (1)  1,851

  ------------------------------
  (1) The acquisition of the AirEvac division of Samaritan Health Systems ("Air Evac") added 196 employees effective December 31, 1997.
                      ------------------------------

  Eight  months  ended  December 31, 1999 compared to  eight  months  ended
  December 31, 1998. Direct expenses were $ 139.9 million for the Transition Period compared to $ 144.9 million in the comparable period in 1998, a decrease of $ 5.0 million, primarily due to decreased activity levels. Due to the recent slow down in activity, the Company implemented cost reductions in all areas. Although the Company recently made further reductions in its labor force, the expected human resource cost reduction will not be reflected until subsequent periods. On September 1, 1999, the Company reduced its personnel complement which is expected to result in an annual human resource expense reduction of approximately $ 3.5 million. Severance costs totaling $ 1.2 million related to this action were recorded in the Transition Period and are included in "Selling, General and Administrative expenses." The Company also reduced its fleet size to 277 aircraft as of October 31, 1999, closed certain of Air Evac's unprofitable locations, reduced personnel and disposed of certain aircraft operated by Air Evac. As these actions were only recently implemented, the full impact will not be reflected until subsequent periods.

  Aircraft depreciation decreased by $ 1.3 million from $ 9.2 million to $ 8.0 million due primarily to a change in accounting estimate of the useful lives on the Company's aircraft from ten to fifteen years and a residual value increase from 25% to 30%.

  Human Resource costs, including employee benefit costs, decreased in the period by $ 1.1 million. The Company began reducing its cost structure in January 1999,  and by June 30, 1999 had reduced its personnel complement
  by  166 and  made  reductions  in  other  cash expenditures.   In  July,
  due to competitive industry pressures, the Company implemented a compensation increase primarily for its pilots and mechanics. The increase in July 1999 more than offset what cost reductions were previously implemented.

  Spare parts usage and repair and maintenance costs declined $ 0.8 million, or 2%, to $ 31.9 million due to a reduction in the number of
  aircraft and  flight hours.   Although the number of aircraft has declined,
  spare parts usage and repair and maintenance costs declined at a lesser rate as the Company continues to refurbish and maintain its fleet of aircraft under a prescribed refurbishment schedule. Aircraft are refurbished based on specific time tables and, thus, costs are to a certain extent incurred on a basis unrelated to flight activity.

  Insurance costs and helicopter rent declined $ 2.0 million primarily due to the disposition of aircraft that no longer met the Company's needs.

  Included in direct expenses for the Transition Period is a charge of $ 1.5 million related to environmental remediation.

  Year ended April 30, 1999 compared to year ended April 30, 1998. Direct expenses were $ 214.5 million in 1999 compared to $ 203.4 million in 1998, an increase of $ 11.1 million. Included in 1999 direct expense is a charge of $ 1.7 million related to inventory as discussed in Notes to the Consolidated Financial Statements, Note 2 - "Special Charges." Air Evac was purchased on December 31, 1997; four months of operating results are included in 1998 compared to twelve months of operating results in 1999, which resulted in an increase in direct expenses (including increases in depreciation expense, human resource costs and other aircraft costs) of $ 6.8 million.

  Aircraft depreciation increased by $ 2.8 million due to the acquisition of additional aircraft during 1998.

  Aircraft rental expense decreased $ 0.4 million primarily as a result of the restructure of thirteen aircraft leases in the first quarter of 1999.

  Year ended April 30, 1998 compared to year ended April 30, 1997. Direct expenses increased $ 19.0 million, or 10%, to $ 203.4 million primarily as a result of increased flight activity levels. Included in the above increase is the direct expense (including depreciation expense, human resource costs and other aircraft costs) of Air Evac of $ 3.8 million for the four months of 1998. Excluding the Air Evac acquisition activity, the increase in direct expense is related to increased flight activity.

  Aircraft depreciation increased by $ 1.7 million to $ 10.7 million as PHI's owned fleet size expanded in 1998. The Company incurred $ 25.5 million in capital expenditures in 1998, which included seven additional aircraft.

  Aircraft rental expense increased by $ 2.4 million to $ 14.8 million due to additional leased aircraft. There were ninety-one leased aircraft as of April 30, 1998, as compared to seventy-four at April 30, 1997.

Selling, General and Administrative Expenses

  Eight months ended December 31, 1999 compared to eight months ended December 31, 1998. Selling, general and administrative expenses for the eight months ended December 31, 1999 increased $ 0.4 million to $ 12.4 million. The increase was due to severance costs of $ 1.2 million, partially offset by a decline in legal and professional fees.

  Year ended April 30, 1999 compared to year ended April 30, 1998. Selling, general and administrative expenses for 1999 increased $ 0.2 million to $ 18.0 million. The increase in selling, general and administrative expenses in 1999 was due to Air Evac selling, general and administrative expenses for twelve months compared to four months in 1998, an increase of $ 1.8 million. This was offset by a decline in computer software costs. During 1999, the Company implemented SOP 98-1 resulting in approximately $ 1.2 million of costs being capitalized during 1999 that would have been expensed under the Company's previous accounting method for such costs. There was a reduction in bad debt expense of $ 0.3 million in 1999 compared to 1998.

  Year ended April 30, 1998 compared to year ended April 30, 1997. Selling, general and administrative expenses for 1998 increased $ 5.0 million to $ 17.8 million. This increase was primarily due to legal and professional fees increasing and the associated selling, general and administrative costs of Air Evac.

Interest Expense

Interest expense decreased $ 0.1 million in the eight months ended December 31, 1999 from the comparable period in 1998 due to a reduction in debt levels. Interest expense increased $ 0.9 million from the year ended April 30, 1998 to the year ended April 30, 1999 and $ 0.8 million from the year ended April 30, 1997 to the year ended April 30, 1998. This is a result of increased debt levels due to the Company's acquisition of AirEvac and the purchase of aircraft during 1999 and 1998.

Taxes

PHI's effective tax rate was (32%), 41%, 41%, and 40%, respectively, for the Transition Period and the years ended April 30, 1999, 1998 and 1997. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 4."

Earnings per share

  Eight  months  ended  December 31, 1999 compared to  eight  months  ended
  December 31, 1998. Diluted earnings (loss) per share for the eight months ended December 31, 1999 was a loss of $ 0.52 compared to positive diluted earnings of $ 0.99 in the comparable period in 1998. The decrease was primarily due to decreased activity in aviation services in the Gulf of Mexico, partially offset by gains on the disposition of aircraft.

  Year ended April 30, 1999 compared to year ended April 30, 1998. Diluted earnings per share for the year ended April 30, 1999 was $ 0.57 compared to $ 1.43 in 1998. The decrease was primarily due to Special Charges of $ 7.3 million and an inventory charge of $ 1.7 million. (See
  Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 2 - Special Charges" for a more detailed discussion of these transactions.) There was a decrease in earnings related to the decrease in flight activity offset in part by the rate increase discussed previously.

  Year ended April 30, 1998 compared to year ended April 30, 1997. Diluted earnings per share for the year ended April 30, 1998 increased 14% compared to the prior year. The increase was primarily due to increased activity.


                      Liquidity and Capital Resources

The Company's December 31, 1999 year end cash position was $ 1.7 million compared to $ 3.0 million at April 30, 1999.

Working capital at December 31, 1999 was $ 54.7 million compared to $ 51.0 million at April 30, 1999, an increase of $ 3.7 million. Long-term debt
decreased $ 2.4 million to $ 72.0  million  at  December  31,  1999.   The
Company's current debt obligations for the year ended December 31, 2000 total $ 5.6 million, due in equal quarterly installments, which the Company intends to pay with cash flow from operations.

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

At March 1, 2000, the Company had $ 8.0 million of credit capacity available under its credit facilities. As there are no plans to make significant capital expenditures in 2000, the Company does not anticipate any additional borrowings under its facilities. At December 31, 1999, the Company was in compliance with the provisions of its loan agreements or had received the appropriate waiver. The Company believes its cash flow from operations in conjunction with its credit capacity is sufficient to meet its planned requirements for the foreseeable future.

Cash used in operating activities during the eight months ended December 31, 1999 was $ 3.8 million compared to cash generated from operating activities of $ 16.5 million, $ 10.5 million and $ 8.5 million for the years ended April 30, 1999, 1998 and 1997, respectively. The decrease of $ 20.3 million in the eight months ended December 31, 1999 is primarily attributable to a decrease in earnings before depreciation and special charges. The $ 6.0 million increase in for the year ended April 30, 1999 is primarily attributable to a decrease in accounts receivable.

Cash provided by investing activities for the eight months ended December 31, 1999 was $ 5.6 million. The Company sold aircraft that no longer met the Company's needs netting proceeds of $ 16.3 million. Cash used in investing activities increased to $ 22.8 million for the year ended
April  30,  1999, as  compared to $ 20.2 million for the year ended
April 30, 1998 and $ 32.3 million for the year ended April 30, 1997.
For the year ended April 30, 1999, investing activities totaling $ 42.3 million primarily included the purchase and completion of ten aircraft, aircraft refurbishments, and other related items. In addition, the Company sold aircraft that no longer met the Company's requirements; the net proceeds were $ 19.9 million.

Investing activities for the year ended April 30, 1998 were $ 20.2 million. Cash used was primarily attributed to the purchase of seven aircraft and expenditures related to the Company's aircraft refurbishment program. Proceeds from the sale and disposition of aircraft were $ 14.0 million. In addition, the Company purchased the assets of Samaritan AirEvac in 1998 for $ 8.8 million.

                                 Year 2000

In order to minimize or eliminate the effect of the Year 2000 risk on its business systems and applications, the Company identified, evaluated, implemented and tested changes to its computer systems, applications and software necessary to achieve Year 2000 with no significant issues. Management continues to keep its Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. Management does not anticipate any significant problems related to these events. The total direct cost of Year 2000 compliance plan was approximately $ 0.4 million, of which $ 40,000 was incurred during the Transition Period. These costs were expensed.

                       New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.

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

The Company expensed, including provisions for environmental costs, $ 1.5 million, $ 0.4 million, $ 0.7 million and $ 1.3 million for the Transition Period and years ended April 30, 1999, 1998, and 1997, respectively, related to remediation efforts. The Company is currently conducting assessments at additional bases to determine the extent of remediation required at these locations. Management believes that reasonably possible upper range of exposure for environmental remediation matters is $ 3.6 million. The aggregate recorded provision for environmental related costs at December 31, 1999 was $ 3.0 million, which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods, to the extent appropriate, as further information regarding these costs becomes available.

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

At December 31, 1999, the Company was a party to interest rate swaps with notional amounts totaling $ 40.0 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The swaps mature in 2003. The swaps require the Company to pay an average interest rate of
5.78% plus a maximum spread of 1.5% which was the percentage at December 31, 1999 over their composite lives, and at December 31, 1999, the interest rate to be received by the Company averaged 6.22% plus a spread of 1.5%. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. As described in Note 7 to the consolidated financial statements, the estimated fair value of these interest rate swaps was $ 1.5 million at December 31, 1999.

At December 31, 1999, $ 75.0 million of the Company's long-term debt had variable interest rates. Based on debt outstanding and interest rate swap agreements in place at December 31, 1999, a 10% increase in variable interest rates would increase the Company's interest expense in the year ending 2000 by $ 0.6 million.

At April 30, 1999, $ 75.6 million of the Company's long-term debt had variable interest rates. Based on debt outstanding and interest rate swap agreements in place at April 30, 1999, a 10% increase in variable interest rates would increase the Company's interest expense for the following year by $ 0.6 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                       Independent Auditors' Report
                       ----------------------------

To the Board of Directors and Shareholders of Petroleum Helicopters, Inc.

We have audited the accompanying consolidated balance sheet of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the eight months ended December 31, 1999. Our audit also included the financial statement schedule for the eight months ended December 31, 1999 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the eight months ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule for the eight months ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
New Orleans, Louisiana
February 25, 2000

                          Independent Auditors' Report
                          ----------------------------
The Board of Directors and Shareholders
Petroleum Helicopters, Inc.:

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the three-year period ended April 30, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, in fiscal 1999 the Company adopted the method of accounting for computer software costs prescribed by Statement of Position 98-1.

/s/ KPMG LLP

KPMG LLP
New Orleans, Louisiana
June 11, 1999

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Thousands of dollars)

                                           December 31,     April 30,     April 30,
                                                1999          1999           1998
                                           ------------   ------------   -----------
               ASSETS
Current Assets:
 Cash and cash equivalents                 $    1,663      $    3,025    $    2,753
 Accounts receivable - net of allowance:
   Trade                                       36,917          39,724        41,447
   Other                                        3,558           2,511         8,823
 Inventory                                     37,277          34,902        34,016
 Prepaid expenses                               2,987           1,658         1,478
 Refundable income taxes                        3,922           3,368             -
                                           -----------     -----------   -----------
        Total current assets                   86,324          85,188        88,517
                                           -----------     -----------   -----------

Investments in affiliates and other             1,685           1,827         3,385
Property and equipment, at cost:
 Flight equipment                             214,638         231,300       221,263
 Other                                         42,231          41,030        34,779
                                           -----------     -----------   -----------
                                              256,869         272,330       256,042
                                           -----------     -----------   -----------
Less accumulated depreciation                (121,822)       (127,770)     (120,923)
                                           -----------     -----------   -----------
                                              135,047         144,560       135,119
                                           -----------     -----------   -----------
          Total Assets                     $  223,056      $  231,575    $  227,021
                                           ===========     ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities  $   20,013      $   22,210    $  28,004
 Accrued vacation payable                       6,020           6,057        5,672
 Current maturities of long-term debt           5,592           5,891        5,824
 Income taxes payable                               -               -         1,046
                                           -----------     -----------   ----------
        Total current liabilities              31,625          34,158        40,546
                                           -----------     -----------   ----------

Long-term debt, net of current maturities      72,048          74,405        66,795
Deferred income taxes                          17,776          19,411        19,172
Other long-term liabilities                     7,984           7,020         5,803
Commitments and Contengencies (Note 8)
Shareholders' Equity
 Voting common stock - par value of $ 0.10;
 authorized shares of 12,500,000                  279             279           280
 Non-voting common stock - par value of
 $ 0.10; authorized shares of 12,500,000          237             237           236
 Additional paid-in capital                    11,729          11,717        11,706
 Retained earnings                             81,378          84,348        82,483
                                           -----------     -----------   ----------
        Total shareholders' equity             93,623          96,581        94,705
                                           -----------     -----------   ----------
        Total Liabilities and
           Shareholders' Equity            $  223,056      $  231,575    $  227,021
                                           ===========     ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                  19

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
          (Thousands of dollars and shares, except per share data)



                                      Eight Months              Year Ended April 30,
                                         Ended            ------------------------------------
                                    December 31, 1999        1999          1998         1997
                                    -----------------     ----------    ----------   ---------
Revenues:
  Operating revenues                    $ 146,380         $ 247,339     $ 236,582    $ 211,663
  Other income, net                         5,909             3,543         2,264          725
                                        ----------        ---------     ---------    ---------
                                          152,289           250,882       238,846      212,388
Expenses:
  Direct expenses                         139,902           214,516       203,421      184,456
  Selling, general and administrative      12,359            18,017        17,798       12,778
  Special charges                               -             7,298             -            -
  Interest expense                          3,978             6,017         5,118        4,297
                                        ----------        ---------     ---------    ---------
                                          156,239           245,848       226,337      201,531
                                        ----------        ---------     ---------    ---------

Earnings (loss) before income taxes        (3,950)            5,034        12,509       10,857
Income taxes                               (1,251)            2,046         5,092        4,387
                                        ----------        ---------     ---------    ---------
Net earnings (loss)                     $  (2,699)        $   2,988      $  7,417     $  6,470
                                        ==========        =========     =========    =========

Basic earnings (loss) per common share  $   (0.52)        $    0.58      $   1.45     $   1.27
                                        ==========        =========     =========    =========

Diluted earnings (loss)
    per common share                    $   (0.52)        $    0.57      $   1.43     $   1.25
                                        ==========        =========     =========    =========

Weighted average
    common shares outstanding               5,160             5,167         5,115        5,080

Incremental common shares                       -                60            81           92
                                        ----------        ---------     ---------    ---------
Weighted average
    common shares and equivalents           5,160             5,227         5,196        5,172
                                        ==========        =========     =========    =========

Dividends declared per common share     $    0.05         $    0.20     $    0.20    $    0.20
                                        ==========        =========     =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Thousands of dollars and shares)

                                Voting           Non-Voting
                             Common Stock       Common Stock      Additional
                           ---------------     ----------------    Paid-in   Retained
                           Shares   Amount     Shares   Amount     Capital   Earnings
                           ------   ------     ------   ------    ---------  ---------
BALANCE
 April 30, 1996            2,800    $  280     2,276    $ 227     $ 10,220   $ 70,674
                           ======   =======    ======   ======    =========  =========

 Stock Options Exercised       5         -        16        2          405          -

 Other                        (4)        -         2        -          185        (31)

 Net Earnings                  -         -         -        -            -      6,470

 Dividends                     -         -         -        -            -     (1,016)
                           ------   -------    ------   ------    ---------  ---------

BALANCE
 April 30, 1997            2,801    $  280     2,294    $ 229     $ 10,810   $ 76,097
                           ======   =======    ======   ======    =========  =========

 Stock Options Exercised       -         -        65        7          888          -

 Other                         -         -         -        -            8          -

 Net Earnings                  -         -         -        -            -      7,417

 Dividends                     -         -         -        -            -     (1,031)
                           ------   -------    ------   ------    ---------  ---------

BALANCE
 April 30, 1998            2,801    $  280     2,359    $ 236     $ 11,706   $ 82,483
                           ======   =======    ======   ======    =========  =========

 Stock Options Exercised       -         -         9        1           78          -

 Other                        (8)       (1)       (2)       -          (67)       (67)

 Net Earnings                  -         -         -        -            -       2,988

 Dividends                     -         -         -        -            -      (1,056)
                           ------   -------    ------   ------    ---------  ---------

BALANCE
 April 30, 1999            2,793    $  279     2,366    $ 237     $ 11,717    $ 84,348
                           ======   =======    ======   ======    =========  =========

 Other                         -         -         1        -           12           -

 Net Loss                      -         -         -        -            -      (2,699)

 Dividends                     -         -         -        -            -        (271)
                           ------   -------    ------   ------    ---------  ---------

BALANCE
 December 31, 1999         2,793    $  279     2,367    $ 237     $ 11,729    $ 81,378
                           ======   =======    ======   ======    =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of dollars)

                                      Eight Months              Year Ended April 30,
                                         Ended            ------------------------------------
                                    December 31, 1999        1999          1998         1997
                                    -----------------     ----------    ----------   ---------

Cash flows from operating activities:
 Net earnings (loss)                      $ (2,699)       $  2,988      $  7,417     $  6,470
 Adjustments to reconcile net earnings
  (loss)to net cash provided by (used in)
   operating activities:
   Depreciation                              9,655          16,193        12,534        9,977
   Deferred income taxes                    (1,635)            239           933        3,273
   Gain on asset dispositions               (6,595)         (3,583)       (3,313)      (1,285)
   Special charges                               -           6,172             -            -
   Equity in net (earnings) losses of
    investee companies                         806              40          (242)         560
 Changes in operating assets and
   liabilities:
   Accounts receivable                       1,516           3,633       (12,042)      (6,822)
   Inventory                                (2,375)           (859)       (3,682)      (4,088)
   Refundable income taxes                    (554)         (3,368)        1,344         (607)
   Prepaid and other                          (875)           (505)         (127)         395
   Accounts payable, accrued
    liabilities and vacation payable        (1,992)         (4,326)        5,800        1,616
   Income taxes payable                          -          (1,046)        1,046            -
   Other long-term liabilities                 933             917           840       (1,000)
                                          ---------       ---------     ---------    ---------

 Net cash provided by (used in)
   operating activities                     (3,815)         16,495        10,508        8,489
                                          ---------       ---------     ---------    ---------

Cash flows from investing activities:
 Investments in affiliates                    (580)           (424)       (8,730)        (957)
 Purchase of property and equipment        (10,047)        (42,271)      (25,475)     (40,835)
 Proceeds from asset dispositions           16,254          19,881        13,982        6,583
 Proceeds from sale of investment                -               -             -        2,935
                                          ---------       ---------     ---------    ---------

 Net cash provided by (used in)
   investing activities                      5,627         (22,814)      (20,223)     (32,274)
                                          ---------       ---------     ---------    ---------

Cash flows from financing activities:
 Proceeds from long-term debt               12,000          30,000        31,150       42,425
 Payments on long-term debt                (14,656)        (22,324)      (20,991)     (17,295)
 Proceeds from exercise of stock
   options and other                             -             (50)          895          209
 Dividends paid                               (518)         (1,035)       (1,023)      (1,016)
                                          ---------       ---------     ---------    ---------

 Net cash provided by (used in)
  financing activities                      (3,174)          6,591         10,031      24,323
                                          ---------       ---------     ---------    ---------

Increase (decrease) in cash and
  cash equivalents                          (1,362)            272            316         538

Cash and cash equivalents,
  beginning of year                          3,025           2,753          2,437       1,899
                                          ---------       ---------     ---------    ---------

Cash and cash equivalents,
  end of year                             $  1,663        $  3,025        $ 2,753    $  2,437
                                          =========       =========     =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation and Other General Principles

     The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its wholly-owned subsidiaries ("PHI" or the "Company") after the elimination of all significant intercompany accounts and transactions. Since its inception, the Company's primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore platforms for customers engaged in the oil and gas exploration, development and production industry. The Company provides aircraft maintenance services to third parties. The Company also provides air medical transportation services for hospitals and medical programs. Investments in twenty to fifty percent owned affiliates are accounted for by the equity method and consist primarily of investments in foreign affiliates.

     The Company recognizes revenue on the accrual basis, generally during the month in which the services are rendered. Revenues related to emergency flights generated by the Company's subsidiary, Air Evac Services, Inc. ("Air Evac") are recorded net of contractual allowances under agreements with third party payors.

     Foreign currency transactions are not material.

     Fiscal Year Change

     Effective December 31, 1999, the Company changed its fiscal year-end to December 31 of each year. The consolidated statements of operations, shareholders' equity and cash flows for the period from May 1, 1999 to December 31, 1999 represent a transition period of eight months which is referred to as the eight months ended December 31, 1999.

     The following is a comparative summary of the operating results for the eight month periods ended December 31, 1999 and December 31, 1998:

                                          Eight Months Ended December 31,
                                             1999                 1998
                                          -----------          -----------
                                                               (Unaudited)
                                    (in thousands, except per share amounts)
    Revenues:
       Operating revenues                  $ 146,380            $ 170,607
       Other income, net                       5,909                 (930)
                                          -----------          -----------
                                             152,289              169,677
    Expenses:
       Direct expenses                       139,902              144,852
       Selling, general and administrative    12,359               11,915
       Interest expense                        3,978                4,105
                                          -----------          -----------
                                             156,239              160,872
                                          -----------          -----------
    Earnings (loss) before income taxes       (3,950)               8,805
    Income taxes                              (1,251)               3,611
                                          -----------          -----------
    Net earnings (loss)                    $  (2,699)           $   5,194
                                          ===========          ===========
    Net earnings (loss) per common share
       Basic                               $   (0.52)           $    1.01
                                          ===========          ===========
       Diluted                             $   (0.52)           $    0.99
                                          ===========          ===========

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

     Inventories

     Inventories are stated at the lower of average cost or market and consist primarily of spare parts and aviation fuel. The valuation reserve related to obsolete and excess inventory was $ 2.2 million, $ 2.2 million and $ 1.9 million at December 31, 1999, and April 30, 1999 and 1998, respectively.

     Change in Accounting Estimate

     Effective May 1, 1999 the Company changed the estimated useful lives on its aircraft from ten years to fifteen years. The residual value was increased from 25% to 30%. The Company believes the revised estimated useful lives and residual values will more appropriately reflect its financial results by better matching costs over the estimated useful lives of these assets. The effect of this change on net income for the eight months ended December 31, 1999 was a reduction in depreciation expense of approximately $ 1.7 million
     ($ 1.1 million after tax or $ .21 per diluted share).

     Property and Equipment

     Property   and  equipment  are  recorded  at  cost  less   accumulated
     depreciation. For financial reporting purposes, depreciation is computed using the straight-line method based upon estimated useful lives of fifteen years for flight equipment and three to ten years for other equipment. Accelerated methods are used for tax purposes. A residual value of 30% of cost is used in the calculation of depreciation of flight equipment and other equipment. When property and equipment is sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in earnings at the time of sale or other disposition.

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Self-Insurance

     The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.

     The Company does not presently have any significant obligations for post employment benefits.

     Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The allowance for doubtful accounts was $ 0.8 million, $ 1.7 million and $ 2.0 million at December 31, 1999 and April 30, 1999 and 1998, respectively. The Company does not believe significant credit risk exists with respect to these securities at December 31, 1999.

     A majority of the Company's business is conducted with major oil and gas exploration companies with operations in the Gulf of Mexico. The Company continually evaluates the financial strength of its customers but does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions and other information. The Company's largest customer (Oil and Gas Aviation Services business unit) accounted for 13%, 14%, 16% and 15% of the Company's operating revenues for the eight months ended December 31, 1999 and years ended April 30, 1999, 1998 and 1997, respectively. The Company's five largest customers accounted for 34%, 30%, 32% and 32% of operating revenues for the eight months ended December 31, 1999 and for the years ended April 30, 1999, 1998 and 1997, respectively.

     Stock Compensation

     The Company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     Accounting for Computer Software

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred or capitalized. The Company has implemented SOP 98-1 on a prospective basis as of May 1, 1998 resulting in approximately $ 1.2 million of costs being capitalized during the year ended April 30, 1999 that would have been expensed under the Company's previous accounting method for such costs. This increased net earnings by $ 0.7 million or $ 0.13 per diluted share for the year ended April 30, 1999. Post-implementation costs are being expensed in accordance with the SOP and capitalized costs are being amortized over their estimated useful life.

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

     Earnings per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the potential shares that would have a dilutive effect on earnings per share. The diluted share base for the eight months ended December 31, 1999 excludes incremental shares of 34,972 related to employee stock options and restricted stock awards. These shares are excluded due to their antidilutive effect as a result of the Company's net loss for the eight months ended December 31, 1999.

     Derivative Financial Instruments

     The Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The fair value of the interest rate swap agreements is estimated using quotes from counterparties and represents the cash effect if the existing agreements had been settled at December 31, 1999 and April 30, 1999 and 1998.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material effect on the Company's consolidated financial statements.


(2)  SPECIAL CHARGES

     In April 1999, in connection with management's decision to reduce costs and to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $ 7.3 million ($ 4.4 million on an after tax basis or $ 0.84 per diluted share). Additionally, a charge of $ 1.7 million was recognized during the year-ended April 30, 1999 for the disposition of slow moving inventories and is included in direct expenses. The combined effect of these two amounts is $ 9.0 million before tax.

     The Special Charges are as follows:

        Description                                   (Millions of dollars)
        --------------------------------              ---------------------
        Severance and related costs (37 employees)          $  1.3
        Impairment of property and equipment                   1.6
        Impairment of certain foreign based joint venture      3.8
        Other                                                  0.6
                                                         --------------
            Special Charges                                 $  7.3
                                                         ==============


     At April 30, 1999, $ 0.8 million of these charges remained in accrued liabilities, which was comprised of $ 0.3 million for employee severance / benefits and $ 0.5 million for other charges; substantially all of which was paid by December 31, 1999.

(3)  LONG-TERM DEBT

                                   December 31, 1999    April 30, 1999    April 30, 1998
                                   -----------------    --------------    --------------
                                                     (Thousands of dollars)
    Secured  term loan notes  due
    November  10, 2003 and  2005,
    due in quarterly installments
    of $ 1,223,214, bearing
    interest (at rates  varying
    between  7.7%  and  8.0%  on
    December 31, 1999)                 $  40,465           $  44,134         $  42,027

    Secured   notes  due  October
    31,  2005  and  November  10,
    2005,  under revolving credit
    facilities totaling
    $ 45,000,000 bearing interest
    (at rates varying between 7.7%
    and 8.0% on December 31, 1999)        34,500              31,500            25,000

    Secured  10  year  promissory
    notes due in monthly
    installments of $ 72,000
    commencing July 9, 1993  with
    a  fixed interest rate of 7.0%         2,675               4,662             5,592
                                       ----------          ----------         ---------

    Total debt                            77,640              80,296            72,619

    Less current maturities                5,592               5,891             5,824
                                       ----------          ----------         ---------

    Long-term debt                      $ 72,048            $ 74,405          $ 66,795
                                       ==========          ==========         =========


     Maturities of long-term debt are as follows:

                                      (Thousands of dollars)
              2000                              $   5,592
              2001                                 12,542
              2002                                 12,596
              2003                                 13,109
              2004                                 10,900
              Thereafter                           22,901
                                                ---------
                                                $  77,640
                                                =========

     At December 31, 1999, the following assets and their related book values are pledged as collateral on long-term debt aggregating $ 77.6 million:

                                      (Thousands of dollars)
             Equipment, net of depreciation     $  69,371
             Inventory                             31,555
             Accounts receivable, net              32,670
                                                ---------
                                                 $133,596
                                                =========

     Term Loans and Revolving Credit Facilities

     On November 30, 1998, the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. The new agreement provided a
     $ 40.0 million revolving credit facility and a $ 40.0 million term credit facility. The loan is secured by substantially all of the Company's assets. The term loan is payable in fixed quarterly principal payments of $ 1.0 million until maturity on November 10, 2005. The secured term and revolving loan agreement permits both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR. At December 31, 1999 and April 30, 1999 and 1998,

     $ 29.5 million, $ 26.5 million and $ 25.0 million, respectively, was outstanding on the revolving credit facility which matures October 31, 2005. At December 31, 1999 and April 30, 1999 and 1998, $ 36.0
     million, $ 39.0 million and $ 36.0 million, respectively, was outstanding on the term loan notes.

     On January 29, 1999, the Company's wholly-owned subsidiary, Air Evac and the Company's principal lending group amended its original loan agreement dated December 31, 1997. This agreement provides $ 5.0 million and $ 6.25 million revolver and term credit facilities, respectively. This loan is secured by certain assets of Air Evac and is guaranteed by the Company. The term loan is payable in fixed quarterly principal payments of $ 0.2 million until maturity on November 10, 2003. The secured term and revolving loan agreement permits both prime rate based borrowings and London InterBank Offered Rate ("LIBOR") borrowings plus a floating spread. The spread for LIBOR borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spread can range from 1.0% to 1.5% above LIBOR. At December 31, 1999 and April 30, 1999, $ 5.0 million was outstanding on the revolving credit facility which matures November 10, 2005. At December 31, 1999 and April 30, 1999 and 1998, $ 4.5 million, $ 5.1 million and $ 6.0 million, respectively, was outstanding on the term notes.

     Both the term loans and the revolving credit facilities are subject to certain financial covenants with which the Company was in compliance at December 31, 1999 or had received the appropriate waiver. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions some of which restrict purchases of the Company's stock, capital expenditures and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. At April 30, 1999, the Company received a waiver allowing the $ 9.0 million in special charges and inventory writedowns (see Notes to Consolidated Financial Statements, Note 2) to be excluded from the dividend restriction calculation, thus allowing the payment of dividends in May 1999. Such agreements also limit the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

     Cash paid for interest on the secured and promissory notes was $ 3.0 million, $ 5.7 million $ 4.6 million and $ 4.5 million for the eight months ended December 31, 1999 and the years ended April 30, 1999, 1998 and 1997, respectively.

(4)  INCOME TAXES

     Income tax expense (benefit) is composed of the following:


                            Eight Months              Year Ended April 30,
                              Ended             -----------------------------
                          December 31, 1999       1999       1998      1997
                          -----------------     --------   --------  --------
                                                    (Thousands of dollars)
       Current:
         Federal                $  (185)        $   544    $ 3,264    $    765
         State                       (8)            271        644         296
         Foreign                    577             992        251          53
       Deferred -
          principally Federal    (1,635)            239        933       3,273
                                --------        -------    -------     -------
                                $(1,251)        $ 2,046    $ 5,092     $ 4,387
                                ========        =======    =======     =======

     Deferred income tax expense (benefit) results from the following:

                            Eight Months              Year Ended April 30,
                              Ended            -----------------------------
                          December 31, 1999      1999       1998      1997
                          -----------------    --------   --------  --------
                                                   (Thousands of dollars)
      Accelerated
           depreciation        $     45        $ 2,797    $ 2,023   $ 2,911
      Accrued expenses and
          other liabilities      (1,658)        (1,352)    (1,090)      407
       Effect of tax credits        (22)        (1,206)         -       (45)
                               ---------       --------   --------  --------
                               $ (1,635)       $   239    $   933   $ 3,273
                               =========       ========   ========  ========

     Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                               Eight Months              Year Ended April 30,
                                 Ended             -----------------------------------------
                             December 31, 1999         1999          1998          1997
                             -----------------     ------------  ------------  ------------
                                                   (Thousands of dollars, except percentages)
                              Amount         %      Amount    %   Amount   %    Amount   %
                             ---------    ----     -------- ---  -------  ---  -------  ---
Income taxes at
  statutory rate              $(1,343)    (34)      $1,712   34  $4,253    34  $3,691    34
    Increase (decrease)
     in taxes resulting from:
      Effect of state
        income taxes             (158)     (4)         179    4     514     4     195     2
      Other items - net           250       6          155    3     325     3     501     4
                              --------    ----      ------  ---  ------   ---  ------   ---
                              $(1,251)    (32)      $2,046   41  $5,092    41  $4,387    40
                              ========    ====      ======  ===  ======   ===  ======   ===

     The   tax  effects  of  temporary  differences  which  give  rise   to
     significant  portions  of  the deferred tax assets  and  deferred  tax liabilities at December 31, 1999 and April 30, 1999 and 1998 are presented below:
                                                          April 30,
                                     December 31,     -----------------------
                                         1999            1999         1998
                                     ------------     ---------    ----------
                                              (Thousands of dollars)
  Deferred tax assets:
    Tax credits                        $ 1,874        $  1,896       $    690
    Vacation accrual                     2,088           2,134          1,919
    Inventory valuation                    657             880            696
    Workman's compensation reserve         313             448            396
    Allowance for uncollectible accounts   293             620            723
    Deferred gains                         971           1,253              -
    Other                                4,121           3,458          3,521
    Net operating loss                   1,524               -              -
                                      --------        --------       --------

        Total deferred tax assets       11,841          10,689          7,945
                                      --------        --------       --------

    Deferred tax liabilities:
       Tax depreciation in excess
        of book depreciation            28,616          28,571         25,774
       Other                             1,001           1,529          1,343
                                      --------        --------       --------
          Total deferred
            tax liabilities             29,617          30,100         27,117
                                      --------        --------       --------

          Net deferred
            tax liabilities           $ 17,776        $ 19,411       $ 19,172
                                      ========        ========       ========

     No valuation allowance was recorded against the deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences.

     Income taxes paid were approximately $ 0.6 million for the eight months ended December 31, 1999 and $ 4.9 million, $ 3.5 million and
     $ 2.4 million for the years ended April 30, 1999, 1998 and 1997, respectively.

 (5) EMPLOYEE BENEFIT PLANS

     Savings and Retirement Plans

     The Company established, effective July 1, 1989, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Effective July 1999, the plan provides that the Company match 200% of up to 3% of employee contributions. Previously, the Company matched 100% of the first 3% of their contributions. The Company's contribution was $ 2.4 million, $ 2.1 million, $ 1.7 million, and $ 1.6 million for the eight months ended December 31, 1999, and the years ended April 30, 1999, 1998 and 1997, respectively.

     Effective September 1, 1994, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides senior management with supplemental retirement and death benefits at age 65. Life insurance policies, of which the Company is the sole owner and beneficiary, were purchased on the lives of each of the participants. Supplemental retirement benefits were based on one-third (1/3) of the participants' monthly income at the time of adoption. Currently, there are no SERP provisions for an increase in benefits, partial vesting or early retirement. The assumed discount
     rate was 7.5%.  Expenses for the plan were  $  267,000,   $ 284,000,
     $ 326,000 and $ 275,000 for the eight months ended December 31, 1999, and the years ended April 30, 1999, 1998 and 1997, respectively.

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

     Under the PHI 1995 Incentive Plan (the "1995 Plan"), the Company is authorized to issue a total of 175,000 shares of voting common stock and 325,000 shares of non-voting common stock. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards and cash awards. The exercise price of the stock option grants is equal to the fair market value of the underlying stock at the date of grant.

     During the eight months ended December 31, 1999, 30,000 voting and 142,000 non-voting stock options were granted under the 1995 Plan. During the year ended April 30, 1999, 13,084 non-voting restricted shares and 19,000 non-voting stock options were granted under the 1995 Plan. The restricted shares will become unrestricted on July 31,
     2001. The non-voting options, in the event they become vested, are exercisable over the next five years, expiring in 2007 and 2008.
     During the year ended April 30, 1997, 24,000 non-voting restricted shares and 23,200 non-voting stock options were granted under the 1995 Plan. The restricted shares and the options granted during the year ended April 30, 1997 vested on July 31, 1997 and the restricted shares will become unrestricted on July 31, 2000. These options are all exercisable and expire on July 30, 2006. The Company recorded no compensation expense related to the 1995 Plan during the eight months ended December 31, 1999 and the years ended April 30, 1999 and 1998, and $ 0.4 million during the year ended April 30, 1997.

     On October 30, 1998, the shareholders of PHI adopted the Directors Stock Compensation Plan (the "Plan") to (i) substitute for the annual cash retainer to non-employee directors ("Directors") an annual award of PHI's non-voting common stock ("Common Stock"), and (ii) provide for the automatic annual grant to Directors of options to purchase 2,000 shares of Common Stock. The Plan also provides for the voluntary deferral of all or a portion of the stock awards or fees otherwise payable annually to each Director. All non-employee members of the Board of Directors of PHI participate in the Plan. Up to 150,000 shares of Common Stock may be issued under the Plan, subject to adjustment in the event of any recapitalization, stock dividend, stock split, combination of shares or other change in the Common Stock. During the eight months ended December 31, 1999, and the fiscal year ended April 30, 1999, 10,000 and 6,000 options, respectively, were issued under the Plan.

     A summary of the Plans' activities for the eight months ended December 31, 1999, and the years ended April 30, 1999, 1998 and 1997 is as follows:


                      1992 Plan      Other    Director        1995 Plan Options
                       Options      Options     Plan
                     ----------     --------  ----------   ---------------------
                     Non-Voting     Voting    Non-Voting    Voting    Non-Voting  Total
                     ----------     --------  ----------   -------   ----------  ---------

Balance outstanding
 at April 30, 1996     75,000         5,000         -      23,200      116,000    219,200
                     ==========     ========  ==========   =======    ==========  =========

Options granted at
  $ 14.88 (non-voting)      -             -         -           -       23,200     23,200

Options
  lapsed/cancelled          -             -         -      (2,720)     (21,304)   (24,024)

Options exercised     (16,500)       (5,000)        -           -       (2,527)   (24,027)
                     ----------     --------  ----------   -------    ----------  ---------

Balance outstanding
 at April 30, 1997     58,500             -         -      20,480      115,369    194,349
                     ==========     ========  ==========   =======    ==========  =========

Options granted             -             -         -           -            -          -

Options
 lapsed/cancelled      (9,000)            -         -           -      (23,550)   (32,550)

Options exercised     (49,500)            -         -           -      (12,369)   (61,869)
                     ----------     --------  ----------   -------    ----------  ---------

Balance outstanding
 at April 30, 1998          -             -         -      20,480       79,450     99,930
                     ==========     ========  ==========   =======    ==========  =========

Options granted at
 a price range of
 $ 16.25 to $ 16.75         -             -     6,000           -       19,000     25,000

Options
 lapsed/cancelled           -             -         -           -       (5,493)    (5,493)

Options exercised           -             -         -           -       (9,240)    (9,240)
                     ----------     --------  ----------   -------    ----------  ---------

Balance outstanding
 at April 30, 1999          -             -     6,000      20,480       83,717    110,197
                     ==========     ========  ==========   =======    ==========  =========


                      1992 Plan      Other    Director        1995 Plan Options
                       Options      Options     Plan
                     ----------     --------  ----------   ---------------------
                     Non-Voting     Voting    Non-Voting    Voting    Non-Voting  Total
                     ----------     --------  ----------   -------   ----------  ---------
Options granted at
 a price range of
 $ 9.81 to $ 13.25           -            -    10,000      30,000      142,000    182,000
                     ----------     --------  ----------   -------    ----------  ---------

Balance outstanding
 at December 31, 1999        -            -    16,000      50,480      225,717    292,197
                     ==========     ========  ==========   =======    ==========  =========

Shares exercisable
 at April 30, 1997
 at a price range of
 $ 8.50 to $ 15.50
 (weighted average
  exercise price of
  $12.22)               58,500            -         -      10,240       44,821    113,561
                     ==========     ========  ==========   =======    ==========  =========

Shares exercisable
 at April 30, 1998
 at a price range of
 $ 8.50 to $15.50
 (weighted average
  exercise price of
  $ 8.93)                   -             -         -      20,480       77,130     97,610
                     ==========     ========  ==========   =======    ==========  =========

Shares exercisable
 at April 30, 1999
 at a price range of
 $ 8.50 to $16.31
 (weighted average
  exercise price of
  $ 9.15)                   -             -         -      20,480       66,717     87,197
                     ==========     ========  ==========   =======    ==========  =========

Shares exercisable
 at December 31, 1999
 at a price range of
 $ 8.50 to $16.31
 (weighted average
  exercise price of
  $ 9.62)                   -             -         -      20,480       71,717     92,197
                     ==========     ========  ==========   =======    ==========  =========

Shares available
 for future grant
 at December 31, 1999  34,000             -   134,000      124,520      58,432    350,952
                     ==========     ========  ==========   =======    ==========  =========


     The   following  table  summarizes  information  about  stock  options outstanding as of December 31, 1999:

                         Options Outstanding            Options Exercisable
                  -----------------------------------------------------------------
                           Weighted-Avg.
                            Remaining       Weighted-                 Weighted-
  Range of          As of   Contractual    Avg. Exercise    As of    Avg. Exercise
Exercise Prices   12/31/99   Life-Yrs.        Price        12/31/99     Price
-----------------------------------------------------------------------------------
$  8.50 - $  9.75   81,197     5.00         $  8.77         81,197      $  8.77

$  9.81 - $ 13.25  182,000     9.58           12.67              -            -

     $ 14.88         4,000     6.00           14.88          4,000        14.88

$ 16.25 - $ 16.75   25,000     7.84           16.38          7,000        16.31
                  --------                                 --------
                   292,197     8.11         $ 11.93         92,197      $  9.62
                  ========                                 ========


     The Company's 1995 Incentive Plan also authorizes the granting of restricted stock awards. Under this plan during the years ended April 30, 1999 and 1997, 11,690 shares and 5,025 shares, respectively of restricted stock (net of forfeitures) were awarded to Company executive officers and other key employees that will vest over two years based upon the completion of specified periods of future service with the Company. Compensation is charged to income over the vesting period for these awards which resulted in expense recognition of $ 55,000, $ 97,000, $ 21,000 and $ 89,000 for the eight months ended
     December 31, 1999 and the years ended April 30, 1999, 1998 and 1997, respectively.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123), encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.


                                Eight Months
                                   Ended               Year Ended April 30,
                              December 31, 1999      1999      1998       1997
                              -----------------    -------   --------   ---------
    Net earnings (loss) -
      as reported                  $ (2,699)       $ 2,988    $ 7,417    $ 6,470
    Net  earnings (loss)  -
      pro forma                      (2,868)         2,967      7,516      6,366
    Diluted earnings (loss)
      per share - as reported         (0.52)          0.57       1.43       1.25
    Diluted  earnings (loss)
      per share - pro forma           (0.56)          0.57       1.45       1.25
    Average fair value of
      grants during the year           1.95           5.87        N/A       7.45

    Black-Sholes option pricing
      model assumptions:
      Risk-free interest rate          6.5%           6.5%        N/A       6.5%
      Expected life (years)              4              4         N/A         4
      Volatility                        27%            27%        N/A        12%
      Dividend yield                  0.53%          1.39%        N/A      1.11%


(6)  SUPPLEMENTAL CASH FLOW INFORMATION AND FINANCING ACTIVITIES

     For the eight months ended December 31, 1999, the Company recorded proceeds from equipment sales of $ 16.3 million. The original cost and accumulated depreciation associated with these transactions were $ 26.4 million and $ 15.6 million, respectively. Gains of $ 1.2 million recognized on sale-leaseback transactions were deferred and are being credited to income over the lease terms. The book values of the equipment totaling $ 2.3 million were removed from the balance sheet.

     For the year ended April 30, 1999, the Company recorded proceeds from equipment sales of $ 19.9 million. The original cost and accumulated depreciation associated with these transaction were $ 27.0 million and $ 10.2 million, respectively. Gains of $ 0.6 million recognized on sale-leaseback transactions were deferred and are being credited to income over the lease terms. The book values of the equipment totaling $ 2.2 million were removed from the balance sheet.

     For the year ended April 30, 1998, the Company reported proceeds from equipment sales of $ 14.0 million. The original cost and accumulated depreciation associated with these transactions were $ 19.9 million and $ 10.9 million, respectively. Gains of $ 1.7 million recognized on sale-leaseback transactions were deferred.

     For the year ended April 30, 1997, the Company reported proceeds from equipment sales of $ 6.6 million. The original cost and accumulated depreciation associated with these transactions were $ 9.6 million and $ 4.3 million, respectively.

(7)  FINANCIAL INSTRUMENTS

     Derivative Instruments - As discussed in Note 1, the Company utilizes derivative instruments on a limited basis to manage risks related to interest rates. At December 31, 1999 and April 30, 1999 and 1998, the Company had interest rate swap agreements with notional amounts totaling $ 40.0 million, $ 40.0 million and $ 20.0 million, respectively, that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2003. The swaps require the Company to pay a weighted-average interest rate of 5.78% (plus the maximum spread of 1.5% at December 31, 1999) over their composite lives and to receive a variable rate, which averaged 5% (plus the maximum spread of 1.5% at December 31, 1999) at December 31, 1999. Based upon the current spread, the effect of these agreements is to limit interest rate exposure to 7.08% on $ 20.0 million of the Company's revolving credit facility, 7.69% on $ 10.0 million and 7.27% on $ 10.0 million of the Company's term loan. Using the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of "Interest Expense" in the Consolidated Statements of Operations. As a result of these swap agreements, interest expense was increased by $ 0.1 million, $ 0.2 million and $ 28,000 for the eight months ended December 31, 1999 and for the years ended April 30, 1999 and 1998.

     Fair Value - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 1999, and April 30, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, all of which had fair values approximating carrying amounts.

                                    December 31, 1999      April 30, 1999           April 30, 1998
                                   --------------------  --------------------  --------------------
                                   Carrying   Estimated  Carrying  Estimated   Carrying  Estimated
                                    Amount    Fair Value  Amount   Fair Value   Amount   Fair Value
                                   --------   ---------  --------  ----------  --------  ----------
                                                        (Millions of dollars)
    Financial Liabilities
       Current and long-term debt   $ 77.6      $ 77.6    $ 80.3      $ 80.3    $ 72.6    $ 72.6

    Off-Balance-Sheet Exposures
       Interest rate swaps               -      $  1.5         -      $ (0.2)        -    $ (0.1)



     The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown in the table.

     Current and long-term debt: the fair value is estimated based on current rates offered the Company for debt of the same maturities.

     Interest rate swaps: the fair value is an estimate of the amounts, based on quotes from counterparties, that the Company would receive
     (pay) at the reporting date to cancel the contracts.

 (8) COMMITMENTS AND CONTINGENCIES

     Leases - The Company leases certain aircraft and facilities used in its operations. The Company generally pays all insurance, taxes and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options.

     The Company is leasing a new principal operating facility for twenty years, effective September 2001. Under the terms of this lease, there is a potential commitment by the Company to fund $ 4 million of construction costs, in which case the monthly lease payments for the first ten years of the lease will be reduced by the amortization of $ 4 million over ten years at 7% per annum.

     Aggregate rental commitments under noncancellable operating leases are due in years subsequent to December 31, 1999, as follows:

                                   Aircraft         Other
                                 ------------     ---------
                                    (Thousands of dollars)
              2000                $  15,207        $  1,078
              2001                   14,662           1,133
              2002                   13,884           1,262
              2003                   12,505           1,157
              2004                   11,878           1,083
              Thereafter             36,276          14,090
                                  ---------        --------
                                  $ 104,412        $ 19,803
                                  =========        ========

     Rental expense incurred under these leases consisted of the following:

                        Eight Months           Year Ended April 30,
                           Ended          -------------------------------
                      December 31, 1999     1999       1998         1997
                      -----------------   ---------  ----------  ----------
                                             (Thousands of dollars)
        Aircraft          $  8,902        $ 14,522    $ 15,080    $ 12,328
        Other                1,383           2,064       1,836       1,730
                          --------        --------    --------    --------
                          $ 10,285        $ 16,586    $ 16,916    $ 14,058
                          ========        ========    ========    ========

     Environmental Matters - The Company has policies and procedures in effect to strictly monitor its compliance with environmental regulations at its operating locations. In the first quarter of fiscal 1996, the Company began an environmental review at selected domestic bases, and known or suspected fuel contamination has been identified at all the bases reviewed.

     The Company expensed, including provisions for environmental costs, $ 1.5 million, $ 0.4 million, $ 0.7 million and $ 1.3 million for the eight months ended December 31, 1999, and the years ended April 30, 1999, 1998 and 1997, respectively, related to remediation efforts. The Company is currently conducting assessments at additional bases to determine the extent of remediation required at these locations. The reasonably possible upper range of exposure for environmental matters is $ 3.6 million. The aggregate recorded liability for environmental related costs at December 31, 1999 is $ 3.0 million, which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods, to the extent appropriate, as further information regarding these costs becomes available.

     Legal Matters - The Company is named as a defendant in various legal actions which have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined; however, after consulting with legal counsel, the Company has established accruals which it believes adequately provide for the settlement of such litigation. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

(9)  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     During the year ended April 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

     The Company operates principally in two segments: Oil and Gas Aviation and Aeromedical Services. The Oil and Gas Aviation segment includes domestic and international helicopter services provided to oil and gas customers, as well as technical services and maintenance work. The Aeromedical Services segment includes all services provided to the Company's air medical customers including hospitals and medical programs.

     The accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Segment operating profit is based on operating revenues less direct expenses, indirect operating costs, selling, general and administrative costs and special charges, if any, applicable to the operating segment. Segment assets are those assets used exclusively in the operations of each operating segment or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, short term investments, other current assets, and certain property, plant and equipment. Unallocated costs consist primarily of the non-allocable portion of certain indirect operating costs and selling, general and administrative costs which are not allocated to the operating segments.

     Summarized financial information concerning the Company's operating segments is shown in the following tables (in thousands):


                        Eight Months           Year Ended April 30,
                           Ended         -------------------------------------
                      December 31, 1999    1999          1998         1997
                      -----------------  ---------     ----------  ----------
  Operating revenues:
     Oil and Gas         $  116,124      $ 199,846     $ 198,875   $ 180,121
     Aeromedical             30,249         46,838        35,879      30,302
     Other                        7            655         1,828       1,240
                         -----------     ----------    ----------  ----------
             Total       $  146,380      $ 247,339     $ 236,582   $ 211,663
                         ===========     ==========    ==========  ==========
  Operating profit:
     Oil and Gas         $      745      $  11,081 (1) $  17,573   $  15,021
     Aeromedical                 55          2,688         2,931       2,879
                         -----------     ----------    ----------  ----------
     Total Segment
       operating profit         800         13,769        20,504      17,900

  Unallocated costs          (7,262)        (6,574)       (6,141)     (3,471)
  Other income, net           6,490          3,856         3,264         725
  Interest expense           (3,978)        (6,017)       (5,118)     (4,297)
                         -----------     ----------    ----------  ----------
  Earnings (loss)
    before taxes         $   (3,950)     $   5,034     $  12,509   $  10,857
                         ===========     ==========    ==========  ==========

      (1) Includes special charges of $ 7.3 million as discussed in Note 2 - Special Charges of the Consolidated Financial Statements

     Capital Expenditures

                        Eight Months           Year Ended April 30,
                           Ended          -------------------------------
                      December 31, 1999     1999       1998        1997
                      -----------------   ---------  ---------  ---------
     Oil and Gas         $    7,976       $  40,521  $  22,469  $  35,299
     Aeromedical              1,368             203      1,937      2,762
     Corporate                  703           1,547      1,069      2,774
                         ----------       ---------  ---------  ---------
             Total       $   10,047       $  42,271  $  25,475  $  40,835
                         ==========       =========  =========  =========


     Depreciation and Amortization

                        Eight Months           Year Ended April 30,
                           Ended          -------------------------------
                      December 31, 1999     1999       1998        1997
                      -----------------   ---------  ---------  ---------
     Oil and Gas         $    6,965       $  11,993  $   9,228  $   7,354
     Aeromedical              1,772           3,486      2,773      2,497
     Corporate                  918             714        533        126
                         ----------       ---------  ---------  ---------
             Total       $    9,655       $  16,193  $  12,534  $   9,977
                         ==========       =========  =========  =========

     Assets
                        Eight Months           Year Ended April 30,
                           Ended          -------------------------------
                      December 31, 1999     1999       1998        1997
                      -----------------   ---------  ---------  ---------
     Oil and Gas         $  191,880       $ 194,461  $ 189,300  $ 164,080
     Aeromedical             25,541          30,113     31,918     27,367
     Corporate                5,635           7,001      5,803      5,184
                         ----------       ---------  ---------  ---------
             Total       $  223,056       $ 231,575  $ 227,021  $ 196,631
                         ==========       =========  =========  =========

     GEOGRAPHIC INFORMATION

     Operating Revenues
                        Eight Months           Year Ended April 30,
                           Ended          -------------------------------
                      December 31, 1999     1999       1998        1997
                      -----------------   ---------  ---------  ---------
     United States      $  131,704        $ 223,227  $ 213,781  $ 189,221
     Angola                  9,333           14,541     12,891     11,469
     Other Foreign           5,343            9,571      9,910     10,973
                        ----------        ---------  ---------  ---------
         Total          $  146,380        $ 247,339  $ 236,582  $ 211,663
                        ==========        =========  =========  =========


     Long-lived Assets
                        Eight Months            Year Ended April 30,
                           Ended          -------------------------------
                      December 31, 1999     1999       1998        1997
                      -----------------   ---------  ---------  ---------
     United States      $  121,583        $ 128,541  $ 121,161  $ 109,543
     Angola                  4,097            5,240      2,120      2,258
     Other Foreign           9,367           10,779     11,838     10,026
                        ----------        ---------  ---------  ---------
         Total          $  135,047        $ 144,560  $ 135,119  $ 121,827
                        ==========        =========  =========  =========

 (10)   QUARTERLY FINANCIAL DATA (UNAUDITED)

     The summarized quarterly results of operations for the eight months ended December 31, 1999, and the years ended April 30, 1999 and April 30, 1998 (in thousands of dollars, except per share data) are as follows:

                                  Quarter Ended            Two Months Ended
                         -------------------------------   -----------------
                         July 31, 1999  October 31, 1999   December 31, 1999
                         -------------  ----------------   -----------------
     Revenues               $ 57,675        $ 56,265           $ 38,349
     Gross profit              2,279           2,376              1,823
     Net earnings (loss)         535          (2,071)            (1,163) (1)
     Net earnings (loss)
       per share-basic          0.10           (0.40)             (0.23) (1)
     Net earnings (loss)
       per share-diluted        0.10           (0.40)             (0.23) (1)


                                                       Quarter Ended
                           ------------------------------------------------------------------
                           July 31, 1998  October 31, 1998  January 31, 1999   April 30, 1999
                           -------------  ----------------  ----------------   --------------
     Revenues                 $ 62,377         $ 65,478         $ 62,276        $ 60,751
     Gross profit                8,929           11,201            7,685           5,008
     Net earnings (loss)         2,002            1,954            1,202          (2,170) (2)
     Net earnings (loss)
       per share-basic            0.39             0.38             0.23           (0.42) (2)
     Net  earnings  (loss)
       per share-diluted          0.38             0.37             0.23           (0.42) (2)


                                                       Quarter Ended
                           -----------------------------------------------------------------
                           July 31, 1997  October 31, 1997  January 31, 1997  April 30, 1998
                           -------------  ----------------  ----------------  --------------
     Revenues               $ 56,360          $ 57,591         $ 59,482         $ 65,413
     Gross profit              7,661             7,871            8,103            9,526
     Net earnings              1,775             1,554            1,820            2,268
     Net earnings per
       share-basic              0.35              0.30             0.36             0.44
     Net earnings per
       share-diluted            0.34              0.30             0.35             0.44


     (1) Includes the effect of an environmental remediation charge recorded in the two month period of $ 1.5 million ($ 1.0 million after tax or $ 0.20 per diluted share).

     (2) Includes the effect of special charges recognized in the fourth quarter of $ 4.9 million ($ 2.9 million after tax or $ 0.56 per diluted share). Also includes a charge of $ 1.7 million ($ 1.0 million after tax or $ 0.19 per diluted share) for slow moving inventory.

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

     The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred on May 1, 1996 with pro forma adjustments to give effects to depreciation, interest expense and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                              Year Ended April 30,
                                           --------------------------
                                             1998            1997
                                           ----------      ----------
             Revenues                      $ 248,886       $ 227,448

             Net earnings                      7,849           7,118

             Basic earnings per share           1.53            1.40

             Diluted earnings per share         1.51            1.38


     The   above   pro  forma  financial  information  is  not  necessarily
     indicative of the results of operations as they would have been had the acquisition been effected on the assumed date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

     Reference is made to the Company's Form 8-K and Form 8-K/A filed December 1, 1999 and December 8, 1999, respectively, which are incorporated herein by reference.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as
     Item 4.(a) "Executive officers of the registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will be included in the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Information required by this item will be included in the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be included in the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders and is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

          Included in Part II of this report:

            Independent Auditors' Reports

            Consolidated Balance Sheets - December 31, 1999, April 30, 1999 and 1998 Consolidated Statements of Operations for the eight months ended December 31, 1999, and three years ended April 30, 1999, 1998 and 1997

            Consolidated Statements of Shareholders' Equity for the eight months ended December 31, 1999, and three years ended April 30, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows for the eight months ended December 31, 1999, and three years ended April 30, 1999, 1998 and 1997.

            Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

             Schedule II - Valuation and Qualifying accounts for the eight months ended December 31, 1999, and three years ended April 30, 1999, 1998 and 1997

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

     10.10 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22,1995 (incorporated by reference to Exhibit No. 10.12 to PHI's Report on Form 10-K dated April 30, 1996).

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

     10.13 Non-qualified Stock Option Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan, as amended between PHI and Carroll W. Suggs(incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q dated October 31, 1996).

     10.14 Loan Agreement dated as of December 31, 1997 among Air Evac Services Inc., Whitney National Bank, First National Bank of Commerce and NationsBank of Texas, N.A. (incorporated by reference to Exhibit No. 10.1 to PHI's Report on Form 10-Q dated January 31, 1998).

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

     10.17 Directors   Stock  and  Deferred  Compensation   Plan
           (incorporated by reference to Exhibit A to PHI's Proxy Statement originally filed on August 28, 1998, and amended on September 18,
           1998).

     10.18 Director Deferred Compensation Plan adopted by PHI's Board effective May 31, 1995 (incorporated by reference to Exhibit 10.18, to PHI's Report on Form 10-K dated April 30, 1999).

     10.19 Officer Deferred Compensation Plan adopted by PHI's Board effective May 31, 1995 (incorporated by reference to Exhibit 10.19, to PHI's Report on Form 10-K dated April 30, 1999).

     10.20 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 1, 1994, (incorporated by reference to Exhibit 10.20 to PHI's Report on Form 10-K dated April 30,
           1999).

     21    Subsidiaries of the Registrant

     23.1  Consent of Deloitte & Touche LLP

     23.2  Consent of KPMG LLP

     27.1  Financial Data Schedule

     (b)  Reports on Form 8-K and Form 8-K/A
           The Registrant filed the following current reports on Form 8-K (8-K/A) during the two months ended December 31, 1999.
           Date                       Item Reported
           ----                       -------------
           December 1, 1999           Change in Certifying Accountants
           December 8, 1999 (8-K/A)   Change in Certifying Accountants
           December 22, 1999          Change in Certifying Accountants

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              Schedule II  Valuation and Qualifying Accounts
                           (Thousands of dollars)


                                                          Additions
                                                     ----------------------
                                         Balance at  Charged to  Charged to                Balance at
                                         Beginning   Costs and      Other                     End
Description                                of Year     Expenses    Accounts    Deductions    of Year
---------------------------              ----------  ----------  -----------   ----------  ----------
Eight months ended December 31, 1999
   Allowance for doubtful accounts         $ 1,684     $   110       $ -        $ 1,000      $   794
   Allowance for obsolete inventory          2,169         527         -            488        2,208

Year ended April 30, 1999:
   Allowance for doubtful accounts         $ 1,962     $   182       $ -        $   460      $ 1,684
   Allowance for obsolete inventory          1,889         280         -              -        2,169

Year ended April 30, 1998:
      Allowance for doubtful accounts      $ 1,160     $ 1,038       $ -        $   236      $ 1,962
      Allowance for obsolete inventory       2,389           -         -            500        1,889

Year ended April 30, 1997:
      Allowance for doubtful accounts      $   923     $   415       $ -        $   178      $ 1,160
      Allowance for obsolete inventory       2,389           -         -              -        2,389



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PETROLEUM HELICOPTERS, INC.


                              By: /s/ Carroll W. Suggs
                              ---------------------------------
                                      Carroll W. Suggs
                                      Chairman of the Board, President,
                                      Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature               Title                         Date
         -----------             -------                       ------

/s/Carroll W. Suggs     Chairman of the Board, President    March 30, 2000
----------------------     Chief Executive Officer
   Carroll W. Suggs             and Director
                         (Principal Executive Officer)


/s/Michael J. McCann    Chief Financial Officer             March 30, 2000
----------------------  (Principal Financial and
   Michael J. McCann        Accounting Officer)


/s/Arthur J. Breault, Jr.       Director                    March 30, 2000
----------------------
   Arthur J. Breault, Jr.


/s/Leonard M. Horner            Director                    March 30, 2000
----------------------
   Leonard M. Horner


/s/James W. McFarland           Director                    March 30, 2000
----------------------
   James W. McFarland


/s/Thomas H. Murphy             Director                    March 30, 2000
----------------------
   Thomas H. Murphy


/s/Bruce N. Whitman             Director                    March 30, 2000
----------------------
   Bruce N. Whitman