Form 10-Q
period 2000-03-31
PETROLEUM HELICOPTERS INC
filed 2000-05-15
CIK 350403

===========================================================================

                    Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-Q

  [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                 For the quarterly period ended:  March 31, 2000

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
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

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

             Class                  Outstanding at May 1, 2000
      Voting Common Stock                2,793,386 shares
    Non-Voting Common Stock              2,384,168 shares


===========================================================================



                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Thousands of dollars, except share data)
                                (Unaudited)
                                                 March 31,     December 31,
                                                   2000            1999
                                                ----------     ------------
                    ASSETS
Current Assets:
 Cash and cash equivalents                      $   2,055       $   1,663
 Accounts receivable - net of allowance:
   Trade                                           36,466          36,917
   Other                                            4,280           3,558
 Inventory                                         38,451          37,277
 Prepaid expenses                                   1,824           2,987
 Refundable income taxes                            2,733           3,922
                                                -----------     ----------
        Total current assets                       85,809          86,324
                                                -----------     ----------
Investments in affiliates and other                 1,654           1,685
Property and equipment, at cost:
 Flight equipment                                 215,758         214,638
 Other                                             43,319          42,231
                                                ----------      ----------
                                                  259,077         256,869
Less accumulated depreciation                    (123,177)       (121,822)
                                                ----------      ----------
                                                  135,900         135,047
                                                ----------      ----------
        Total Assets                            $ 223,363       $ 223,056
                                                ==========      ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities       $  20,979       $  20,013
 Accrued vacation payable                           6,218           6,020
 Current maturities of long-term debt               5,604           5,592
                                                ----------      ----------
        Total current liabilities                  32,801          31,625
                                                ----------      ----------

Long-term debt, net of current maturities          72,142          72,048
Deferred income taxes                              17,391          17,776
Other long-term liabilities                         8,834           7,984
Commitments and Contingencies (Note 5)
Shareholders' Equity
 Voting common stock - par value of $ 0.10;
  authorized shares of 12,500,000                     279             279
 Non-voting common stock - par value of $ 0.10;
  authorized shares of 12,500,000                     237             237
 Additional paid-in capital                        11,729          11,729
 Retained earnings                                 79,950          81,378
                                                ----------      ----------
        Total shareholders' equity                 92,195          93,623
        Total Liabilities and                   ----------      ----------
             Shareholders' Equity               $ 223,363       $ 223,056
                                                ==========      ==========

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Thousands of dollars, except per share data)
                                (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  2000         1999
                                               ----------    ---------

REVENUES:
 Operating revenues                             $ 52,659     $ 59,087
 Other income, net                                   147        2,043
                                                ---------    --------
                                                  52,806       61,130
                                                --------     --------

EXPENSES:
 Direct expenses                                  49,514       53,856
 Selling, general and administrative               4,021        4,598
 Interest expense                                  1,510        1,428
                                                 --------    --------
                                                  55,045       59,882
                                                 --------    --------

Earnings (loss) before income taxes               (2,239)       1,248

Income taxes                                        (811)         516
                                                 --------    --------

Net earnings (loss)                              $(1,428)    $    732
                                                 ========    ========


Basic earnings per common share                  $  (.28)    $    .14
                                                 ========    ========

Diluted earnings per common share                $  (.28)    $    .14
                                                 ========    ========


Weighted average common shares outstanding         5,161        5,169
Incremental common shares                              -           52
                                                 --------    --------

Weighted average common shares and equivalents     5,161        5,221
                                                 ========     =======

Dividends declared per common share              $     -     $    .10
                                                 ========    ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Thousands of dollars)
                                (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                     --------------------
                                                       2000        1999
                                                     --------    --------

  Cash flows from operating activities:
   Net earnings (loss)                               $(1,428)    $   732
   Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Depreciation                                     3,195       4,221
      Deferred income taxes                             (385)          -
      Gain on asset dispositions                        (162)     (2,169)
      Equity in net earnings of investee companies,
       net of distributions                                -         146
   Changes in operating assets and liabilities         2,230       7,662
                                                     --------    --------

  Net cash provided by operating activities            3,450      10,592
                                                     --------    --------

  Cash flows from investing activities:
   Investments in affiliates                               7         (80)
   Purchase of property and equipment                 (6,874)     (8,627)
   Proceeds from asset dispositions                    3,703       8,117
                                                     --------    --------

  Net cash used in investing activities               (3,164)       (590)
                                                     --------    --------

  Cash flows from financing activities:
   Proceeds from long-term debt                        6,000           -
   Payments on long-term debt                         (5,894)     (7,461)
   Dividends paid                                          -        (260)
                                                     --------    --------

  Net cash provided by (used in)
    financing activities                                 106      (7,721)
                                                     --------    --------

  Increase in cash and cash equivalents                  392       2,281

  Cash and cash equivalents, beginning of period       1,663         205
                                                     --------    --------

  Cash and cash equivalents, end of period           $ 2,055     $ 2,486
                                                     ========    ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions of the Securities and Exchange Commission ("SEC") from the books and records of Petroleum
Helicopters, Inc. and Subsidiaries ("PHI"  or  the "Company").   In  the
opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the SEC; however, the Company believes that this information is fairly presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's
Transition Report on Form  10-K  for the   eight-month  transition  period
ended December 31, 1999 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations. During the winter, there are more days of adverse weather conditions and fewer hours of daylight than the other months of the year. Consequently, flight hours are generally lower during the Company's first fiscal quarter than at other times of the year. This produces a seasonal aspect to the Company's business and typically results in reduced revenues from operations during those months. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.


2.  Change in Fiscal Year

The Company changed its fiscal year end from April 30 to a fiscal year ending December 31. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 1999. The Company is commencing reporting on a calendar year basis with the filing of this Form 10-Q for the quarter ended March 31, 2000.


3.  Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the potential shares that would have a dilutive effect on earnings per share. The diluted share base for the three months ended March 31, 2000 excludes incremental shares of 34,229 related to employee stock options and restricted stock awards. These shares are excluded due to their antidilutive effect as a result of the Company's net loss for the three months ended March 31, 2000.



4.  Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

The Company operates principally in three segments: Oil and Gas Aviation Services, Aeromedical Services and Technical Services. The Oil and Gas Aviation Services segment includes domestic and international helicopter services provided to oil and gas customers. The Aeromedical Services segment includes all services provided to the Company's air medical customers, including hospitals and medical programs. The Technical Services segment provides aircraft maintenance and repair services to outside parties. As of January 1, 2000, the Company has changed its basis of segmentation to present Technical Services as a separate segment.
Previously, Technical Services was included in the Oil and Gas Aviation Services segment. All periods presented below include Technical Services as a separate reporting segment.

Segment operating income is based on operating revenues less direct expenses and selling, general and administrative costs as well as interest expense applicable to the operating segment. Segment assets are those assets used exclusively in the operation of each operating segment or which are allocated when used jointly. Corporate assets are principally cash and cash equivalents, short term investments, other current assets, and certain property, plant and equipment. Corporate overhead, consisting primarily of non-allocable selling, general and administrative costs, is not allocated to the operating segments.

Summarized   financial  information  concerning  the  Company's   operating
segments for the three month periods ended March 31, 2000 and 1999 is as follows (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       2000         1999
                                                     --------     ---------

Segment operating revenues, excluding other
 income, net:
    Oil and Gas Aviation Services                    $ 39,220     $ 41,046
    Aeromedical Services                               11,054       11,179
    Technical Services                                  2,385        6,862
                                                     ---------    ---------
        Total operating revenues, excluding other
             income, net                             $ 52,659     $ 59,087
                                                     =========    =========

Segment operating income(loss), excluding other
 income, net:
    Oil and Gas Aviation Services                    $    726     $    843
    Aeromedical Services                                   35          366
    Technical Services                                    (31)       1,218
                                                     ---------    ---------
       Total segment operating income(loss),
         excluding other income, net                      730        2,427
Other income, net                                         147        2,043
Unallocated corporate overhead                         (3,116)      (3,222)
                                                     ---------    ---------

       Earnings (loss) before income taxes           $ (2,239)    $  1,248
                                                     =========    =========



                                                March 31,       December 31,
                                                  2000              1999
                                              ------------    --------------

Segment Assets:
 Oil and Gas Aviation Services                 $ 190,697         $ 189,883
 Aeromedical Services                             25,299            25,541
 Technical Services                                1,937             1,997
 Corporate                                         5,430             5,635
                                                ---------         ---------
        Total                                    223,363           223,056
                                                =========         =========



5.  Commitments and Contingencies

Environmental Matters - The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate estimated liability recorded for environmental related costs at March 31, 2000 is $ 3.0 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available. No provisions were recorded in the quarter ended March 31, 2000.

Legal Matters - The Company is named as a defendant in various legal actions which have arisen in the ordinary course of its business and not been
finally  adjudicated.   The  amount, if any,  of  ultimate  liability  with
respect to such matters cannot be determined; however, after consulting with legal counsel, the Company has established accruals which it believes adequately provide for the settlement of such litigation. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

Long-Term Debt - The Company's loan agreement with its principal lending group is subject to certain financial covenants with which the Company was in compliance or had received appropriate waivers at March 31, 2000. These covenants include maintaining certain levels of cash flow, working capital and shareholders' equity and contain other provisions some of which restrict purchases of the Company's stock, capital expenditures and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. Such agreement also limits the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.


6.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective
date of adoption of SFAS No. 133 for one year.   The Company  will adopt
SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements as well as the Company's Transition
Report   on  Form  10-K  for  the  eight  month  transition  period   ended
December 31, 1999.


Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "intends", "plans", or "projects"
and similar expressions are intended to identify forward-looking  statements.
It  is  important  to  note  that   forward-looking statements are based on
a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates
expressed  or  implied in such forward-looking  statements.   Although  the
Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking
statements  include  but  are  not  limited  to  the  following:   flight
variances  from  expectations,  volatility  of  oil  and  gas  prices,  the
substantial   capital  expenditures  required  to  fund   its   operations,
environmental risks, competition, government regulation, unionization, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


Overview

The Company is engaged primarily in providing helicopter transportation and related services. The predominant portion of its revenue is derived from transporting offshore oil and gas production and drilling workers on a worldwide basis. The Company also performs helicopter transportation services for a variety of hospital and medical programs and aircraft maintenance to outside parties.

The Company generates flight revenues from both ongoing service contracts with established customers and non-contract flights referred to as "Specials". Oil and Gas Aviation Services contracts, both domestic and international, are generally on a month-to-month basis and consist of a fixed fee plus an hourly charge for actual flight time. Specials are customer flights, primarily domestic oil and gas, provided on an as needed basis that are not provided pursuant to ongoing contracts and which generally carry higher rates.

Aeromedical Services contracts also provide for fixed and hourly charges, but are generally for longer terms and impose early cancellation fees to encourage customers to fulfill the contract term and cover the Company's additional up-front costs in the event of early termination. Air Evac Services, Inc. ("Air Evac"), a separately incorporated company within the Company's Aeromedical Services operating segment, operates in Arizona and primarily derives its revenues from third party payors based on per hour or per seat charges. These contracts are predominantly short-term in nature.

Technical Services is an airframe and component maintenance and repair facility whose experienced staff performs a range of maintenance tasks under an FAA-approved repair station. The repair station ratings include airframe, powerplant, accessories, radio, instrument and specialized service. Technical Services is also an authorized service center for Bell Helicopter Textron, Inc., American Eurocopter Corporation and Turbomeca Engine Corporation, and has extensive experience and capabilities in Sikorsky Aircraft Corporation S-76 maintenance and repair. The Company's Technical Services contracts are generally provided on an actual cost plus negotiated mark-up basis.


Results of Operations

A summary of operating results and other income statement information for the three-month periods ended March 31, 2000 and 1999 is as follows (in thousands):


                                                Three Months
                                               Ended March 31,
                                            ----------------------
                                               2000        1999
                                            --------     ---------
 Revenues:
    Operating revenues                      $ 52,659     $ 59,087
    Other income, net                            147        2,043
                                            ---------    --------
                                              52,806       61,130
                                            ---------    --------

  Expenses:
    Direct expenses                           49,514       53,856
    Selling, general and administrative        4,021        4,598
    Interest expense                           1,510        1,428
                                            ---------    --------
                                              55,045       59,882
                                            ---------    --------

  Earnings (loss) before income taxes         (2,239)       1,248

  Income taxes                                  (811)         516
                                            ---------    --------

  Net earnings (loss)                       $ (1,428)    $    732
                                            =========    ========


Consistent with the presentation of segment information in Note 4 in the "Notes to Unaudited Condensed Consolidated Financial Statements", the following table sets forth certain operating information which will form the basis for discussion of each of the Company's three identified segments, Oil and Gas Aviation Services, Aeromedical Services and Technical
Services:

                                                          Three Months
                                                         Ended March 31,
                                                     -----------------------
                                                        2000          1999
                                                     ---------     ---------
                                                     (in thousands, except
                                                         flight hours)
Segment operating revenues, excluding
   other income, net:
    Oil and Gas Aviation Services:
       Domestic                                      $ 33,499      $ 35,014
       International                                    5,721         6,032
                                                     ---------     ---------
         Sub-total                                     39,220        41,046
    Aeromedical Services                               11,054        11,179
    Technical Services                                  2,385         6,862
                                                     ---------     ---------

        Total                                        $ 52,659      $ 59,087
                                                     =========     =========

Segment operating income (loss), excluding
   other income, net:
    Oil and Gas Aviation Services                    $   726       $    843
    Aeromedical Services                                  35            366
    Technical Services                                   (31)         1,218
                                                     ---------     ---------
        Total                                        $   730       $  2,427
                                                     =========     =========



  Segment operating margins, excluding other income,
  net:
    Oil and Gas Aviation Services                       1.85%          2.05%
    Aeromedical Services                                 .32%          3.27%
    Technical Services                                 (1.30%)        17.75%
                                                     =========     =========
           Combined                                     1.39%          4.11%
                                                     =========     =========

  Flight hours:
    Oil and Gas Aviation Services:
       Domestic                                       35,282         37,305
       International                                   6,187          6,120
                                                     ---------     ---------
           Sub-total                                  41,469         43,425
    Aeromedical Services                               5,339          5,458
    Other                                                 85            193
                                                     ---------     ---------
           Total                                      46,893         49,076
                                                     =========     =========



                                                              March 31,
                                                      ----------------------
                                                         2000         1999
                                                      --------     ---------
  Aircraft operated:
    Oil and Gas Aviation Services:
       Domestic                                          204           215
       International                                      30            33
                                                      --------      --------
           Sub-total                                     234           248
    Aeromedical Services                                  45            43
                                                      --------      --------

           Total                                         279           291
                                                      ========      ========


  Fleet Utilization                                       77%           80%
                                                      ========      ========

  Number of employees                                  1,847         2,060
                                                      ========      ========


Three Months Ended March 31, 2000 compared with Three Months Ended
March 31, 1999

Oil and Gas Aviation Services

Domestic flight hours for the three-month period ended March 31, 2000 decreased by 5.4% compared with the same period in the prior year. The decrease is due primarily to the overall decrease in demand for helicopter services from the oil and gas industry. Despite the recent improvements in oil and gas prices, activity in the Gulf of Mexico continues to be depressed as oil and gas companies continue to focus on their costs. As a result, operating revenues decreased $ 1.5 million or 4.3%, to $ 33.5 million for the quarter ended March 31, 2000 as compared to $ 35.0 million in the prior year quarter. The inconsistent change in revenue (4.3% decrease) as compared with flight activity (5.4% decrease) for the current quarter is due primarily to a shift in the mix of aircraft generating revenues and a rate increase for services which was implemented January 1, 2000, effective upon renewal of customer contracts.

International flight hours for the three-month period ended March 31, 2000 increased by 1.1% compared with the same period in the prior year. Although flight activity increased slightly, revenues declined due to the conclusion of a Bell 412 contract in Venezuela which required fixed payments not withstanding the lack of flight activity. As a result, operating revenues decreased $ 0.3 million or 5.2%, to $5.7 million for the quarter ended March 31, 2000 as compared to $ 6.0 million in the prior year quarter.

Total Oil and Gas Aviation Services' operating margin of 1.9% for the quarter compares to 2.1% for the similar quarter in the prior year. The decrease in margin is due primarily to decreased activity levels. Although the Company had previously reduced its cost structure, it is continuing to review all elements of cost and intends to make further reductions during the year.

Aeromedical Services

Aeromedical Services flight hours for the three-month period ended March 31, 2000 decreased by 2.2% compared with the same period in the prior year. The decrease in fight activity is due to decreased activity in the Company's Arizona operations which caused the Company to restructure this operation in November, 1999 and to demobilize and sell several aircraft. Operating margin in the Arizona operation has increased as a result of the restructuring.

The Company allocates costs to its industry segments primarily on the basis of flight activity. The lower level of activity in the Oil and Gas Aviation Services segment resulted in a greater proportion of maintenance costs being allocated to the Aeromedical Services segment. This resulted in the decrease in the operating margin from 3.3% to .3%.

Technical Services

Technical Services operating revenues for the quarter ended March 31, 2000 were $ 2.4 million compared to $ 6.9 million in the prior year, a decrease of $ 4.5 million. Technical Services' operating margin was (1.3%) in the current quarter compared to 17.8% for the prior year quarter. The decrease in operating revenues and operating margin was primarily attributable to work performed on two large contracts for the refurbishment and overhaul of two helicopters and a large parts sale, all occurring during the quarter ended March 31, 1999.


Other Income, net

Other income, net, includes gains recorded relating to the sale of aircraft of $ 0.2 million for the quarter ended March 31, 2000 as compared to a gain of $ 2.2 million on aircraft sales for the prior year quarter.


Direct Expenses

Direct expenses for the three-month period ended March 31, 2000 decreased by 8.1% compared with the same period in the prior year, primarily due to a decrease in cost of sales in Technical Services attributable to two major contracts for refurbishment and overhaul of two helicopters completed in the three-month period ended March 31, 1999.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period ended March 31, 2000 decreased by 12.5% compared with the same period in the prior year, primarily due to a decrease in Y2K compliance and computer programming costs.


Interest Expense

Interest expense for the quarter ended March 31, 2000 increased $ 0.1 million or 5.7% to $ 1.5 million. The increase is due primarily to increases in interest rates for the period, compared to the same quarter in the prior year.


Income Taxes

Income  tax  expense for the quarter ended March 31, 2000 decreased  $  1.3
million  to  $  (0.8)  million.   The  decrease  was  attributable   to   a
corresponding decrease in earnings.

Liquidity and Capital Resources

The Company's cash position as of March 31, 2000 was $ 2.1 million compared to $ 1.7 million at December 31, 1999. Working capital decreased $ 1.7 million from $ 54.7 million at December 31, 1999 to $ 53.0 million. Net cash provided by operating activities during the three months ended March 31, 2000 was $ 3.5 million.

Total long-term debt increased $ 0.1 million to $ 77.7 million, of which the current portion is $ 5.6 million, payable in equal quarterly installments, which the Company intends to pay with cash flow from aircraft sales and operations. At May 1, 2000, the Company had $ 9.5 million of credit capacity available under its credit facilities. The Company believes its cash flow from operations in conjunction with its credit capacity and proceeds from asset sales is sufficient to meet its planned expenditure requirements for the foreseeable future.

Net cash used in investing activities during the three months ended March 31, 2000 was $ 3.2 million. Investing activities included the purchase and completion of aircraft improvements and engines and other property, plant and equipment for $ 6.9 million, which were primarily funded through $ 3.7 million in proceeds from asset dispositions.

During 2001 the revolving credit facility portion of the credit agreement converts to a term loan, thereby increasing total annual principal debt payments to approximately $ 12 million. The Company intends to obtain an extension of the conversion requirement, or to refinance its debt.


Environmental Matters

The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate liability recorded for environmental related costs at March 31, 2000 is $ 3.0 million which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.


Employees

As of March 31, 2000, the Company employed a total of 1,847 people. The Company believes its employee relations to be satisfactory, and it has never experienced a work stoppage. Currently, none of the Company's employees are covered by union contracts. However, on March 10, 2000, the Company's pilots voted to become organized under the Office and Professional Employees International Union. The Company does not believe that the terms of any pilots' contract will place it at a disadvantage with its competitors as management believes that pay scales and work rules will continue to be similar throughout the industry.


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the Company's disclosures regarding derivatives in its Form 10-K for the eight-month transition period ended December 31, 1999.



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

        (iii) Amendment dated March 17, 2000 to Section 2.2 of the By-laws of the Company.


10.21 Third Amendment (dated June 30, 1999) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

27      Financial Data Schedule

(b)     Reports on Form 8-K

        No reports were filed on Form 8-K during the quarter ended March 31, 2000.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Petroleum Helicopters, Inc.


May 15, 2000                       By: /s/ Carroll W. Suggs
                                   ------------------------------------
                                   Carroll W. Suggs
                                   Chairman of the Board, President and
                                   Chief Executive Officer



May 15, 2000                       By: /s/ Michael J. McCann
                                   ------------------------------------
                                   Michael J. McCann
                                   Chief Financial Officer and Treasurer