Form 10-Q
period 2000-06-30
PETROLEUM HELICOPTERS INC
filed 2000-08-11
CIK 350403

===========================================================================

                    Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-Q

  [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended:  June 30, 2000

                                    OR

  [ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from         to
                                                          -----      -----

                        Commission file number 0-9827

                         PETROLEUM HELICOPTERS, INC.
          (Exact name of registrant as specified in its charter)

              Louisiana                           72-0395707
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

    2121 Airline Drive Suite 400
  P.O. Box 578, Metairie, Louisiana                 70001-5979
(Address of principal executive offices)           (Zip Code)


    Registrant's telephone number, including area code:  (504) 828-3323


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No
                                    ---    ---
                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at July 31, 2000
             -----                 ----------------------------
      Voting Common Stock                2,793,386 shares
    Non-Voting Common Stock              2,384,765 shares


===========================================================================


                        PETROLEUM HELICOPTERS, INC.

                             Index - Form 10-Q

                      Part I - Financial Information

Item 1.   Financial Statements - Unaudited

            Consolidated Balance Sheets -- June 30,2000 and
              December 31, 1999                                      3
            Consolidated Statements of Operations - Three Months
              and Six Months Ended June 30, 2000 and 1999            4
            Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 2000 and 1999                           5
            Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                              14

                        Part II - Other Information

Item 1.   Legal Proceedings                                         14


Item 4.   Submission of Matters to a Vote of Security Holders       14


Item 6.   Exhibits and Reports on Form 8-K                          15


          Signature                                                 16

                      PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Thousands of dollars, except share data)
                                (Unaudited)
                                                 June 30,    December 31,
                                                   2000          1999
                                                 --------    -----------
                ASSETS
Current Assets:
 Cash and cash equivalents                      $   1,139    $   1,663

 Accounts receivable -- net of allowance:
   Trade                                           35,472       36,917
   Other                                            5,176        3,558
 Inventory                                         38,881       37,277
 Prepaid expenses                                   1,541        2,987
 Refundable income taxes                            3,036        3,922
                                                   ------       ------
        Total current assets                       85,245       86,324

Property and equipment, net                       124,963      135,047
Other                                               3,518        1,685
                                                  -------      -------
   Total Assets                                 $ 213,726    $ 223,056
                                                  =======      =======

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities       $  23,811    $  20,013
 Accrued vacation payable                           6,243        6,020
 Current maturities of long-term debt               4,500        5,592
                                                   ------       ------
        Total current liabilities                  34,554       31,625
                                                   ------       ------
Long-term debt, net of current maturities          60,946       72,048
Deferred income taxes                              17,494       17,776
Other long-term liabilities                         8,591        7,984
Commitments and Contingencies (Note 5)

Shareholders' Equity
 Voting common stock -- par value of $0.10;
  authorized shares of 12,500,000                     279          279
 Non-voting common stock- par value of $0.10;
  authorized shares of 12,500,000                     237          237
 Additional paid-in capital                        12,014       11,729
 Retained earnings                                 79,611       81,378
                                                  -------      -------
        Total shareholders' equity                 92,141       93,623
                                                  -------      -------
   Total Liabilities and Shareholders' Equity   $ 213,726    $ 223,056
                                                  =======      =======

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)


                         Quarter Ended June 30,    Six Months Ended June 30,
                         ---------------------     ------------------------
                            2000       1999           2000         1999
                            ----       ----           ----         ----
REVENUES AND OTHER
 INCOME:
 Operating revenues       $55,105    $52,799        $107,764     $111,886
 Other income, net          2,400      1,604           2,547        3,647
                           ------     ------         -------      -------
                           57,505     54,403         110,311      115,533
                           ------     ------         -------      -------

EXPENSES:
 Direct expenses           52,505     49,596         102,019      103,452
 Selling, general,
  and administrative        4,046      4,362           8,067        8,960
 Special charges               --      4,846              --        4,846
 Interest expense           1,473      1,429           2,983        2,857
                           ------     ------         -------      -------
                           58,024     60,233         113,069      120,115
                           ------     ------         -------      -------

Loss before income taxes     (519)    (5,830)         (2,758)      (4,582)

Income taxes                 (193)    (2,407)         (1,004)      (1,891)
                            ------     ------         ------       ------
Net loss                    $(326)   $(3,423)       $ (1,754)     $(2,691)
                           ======     ======          ======       ======
Weighted average common
   shares outstanding:
       Basic                5,161      5,161           5,161        5,165
       Diluted              5,161      5,161           5,161        5,165

Net loss per common share:
       Basic              $ (0.06)   $ (0.66)       $  (0.34)     $ (0.52)
       Diluted            $ (0.06)   $ (0.66)       $  (0.34)     $ (0.52)

Dividends declared per
   common share           $    --    $    --        $     --      $  0.10


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Thousands of dollars)
                                (Unaudited)

                                                 Six Months Ended June 30,
                                                 ------------------------
                                                     2000        1999
                                                     ----        ----
Cash flows from operating activities:
 Net loss                                          $(1,754)    $(2,691)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                     6,673       8,018
    Deferred income taxes                             (282)        726
    Gain on asset dispositions                      (2,592)     (3,773)
    Equity in net losses of investee companies,
      net of distributions                              14         126
    Special charges                                     --       3,720
    Other                                              323         469
 Changes in operating assets and liabilities         5,674       2,152
                                                     -----       -----

Net cash provided by operating activities            8,056       8,747
                                                    ------      ------

Cash flows from investing activities:
 Investments in and advances to affiliates          (1,266)         (5)
 Purchase of property and equipment                 (9,422)    (14,471)
 Proceeds from asset dispositions                   14,302       8,219
                                                    ------      ------

Net cash provided by (used in) investing activities  3,614      (6,257)
                                                    ------      ------

Cash flows from financing activities:
 Proceeds from long-term debt                        6,000       9,000
 Payments on long-term debt                        (18,194)    (10,925)
 Dividends paid                                         --        (519)
 Other                                                  --        (128)
                                                   -------     -------

Net cash used in financing activities              (12,194)     (2,572)
                                                    ------      ------

Decrease in cash and cash equivalents                 (524)        (82)

Cash and cash equivalents, beginning of period       1,663         205
                                                    ------      ------

Cash and cash equivalents, end of period           $ 1,139     $   123
                                                    ======      ======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  General

The accompanying unaudited condensed consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and subsidiaries ("PHI" or the "Company"). Effective December 31, 1999, the Company changed its fiscal year end from April 30 of each year to December 31 of each year. In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Transition Report on Form 10-K for the eight-month transition period ended December 31, 1999 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations as discussed in the Company's Transition Report on Form 10-K for the eight-month transition period ended December 31, 1999. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2.  Special Charges

In April 1999, in connection with expense reduction efforts and management's decision to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $4.8 million. The Special Charges included impairment of certain foreign based joint ventures amounting to $2.5 million, severance costs of $1.3 million, impairment of property and equipment of $0.4 million, and other charges of $0.6 million.

3.  Segment Information

The Company has identified three principal segments: Oil and Gas Aviation Services, Aeromedical Services and Technical Services. The Oil and Gas Aviation Services segment includes domestic and international helicopter services provided to oil and gas customers and certain other customers. The Aeromedical Services segment includes all services provided to the Company's air medical customers, including hospitals and medical programs. The Technical Services segment provides aircraft maintenance and repair services to outside parties. As of January 1, 2000, the Company has changed its basis of segmentation to present Technical Services as a separate segment. Previously, the Technical Services segment was in the Oil and Gas Aviation Services segment. All periods presented below include Technical Services as a separate reporting segment.

Segment operating income is operating revenues less direct expenses, selling, general, and administrative costs, and special charges, as well as interest expense applicable to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized   financial  information  concerning  the  Company's  reportable operating segments for the quarters and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                   Quarter Ended       Six Months Ended
                                     June 30,              June 30,
                                  ---------------      -----------------
                                  2000       1999        2000       1999
                                  ----       ----        ----       ----
Segment operating revenues,
 excluding other income:
  Oil and Gas Aviation Services  $39,562    $37,721    $ 78,782   $ 78,767
  Aeromedical Services            11,059     11,461      22,113     22,640
  Technical Services               4,484      3,617       6,869     10,479
                                  ------     ------      ------     ------
   Total operating revenues,
    excluding other income       $55,105    $52,799    $107,764   $111,886
                                  ======     ======     =======    =======

Segment operating income (loss),
 excluding other income:
  Oil and Gas Aviation Services  $  (870)   $(5,282)(1)$   (144)  $ (4,439)(1)
  Aeromedical Services                91        579         126        945
  Technical Services                 901        727         870      1,945
                                   -----      -----       -----      -----
   Total segment operating income
    (loss), excluding other income   122     (3,976)        852     (1,549)
Other income, net                  2,400      1,604       2,547      3,647
Unallocated overhead              (3,041)    (3,458)     (6,157)    (6,680)
                                   -----      -----       -----      -----
   Loss before income taxes      $  (519)   $(5,830)    $(2,758)  $ (4,582)
                                   =====      =====       =====      =====

(1) Includes special charges of $4.8 million as discussed in Note 2 of the unaudited condensed consolidated financial statements.

4.  Other Assets

Other assets principally includes investments in and advances to an affiliate. The Company has a 50% ownership interest in Clintondale Aviation, Inc. ("Clintondale"), a New York corporation that operates helicopters and fixed-wing aircraft primarily in the Commonwealth of Independent States. PHI leases four aircraft to Clintondale. In May 2000, PHI obtained a $1.3 million note receivable from Clintondale in exchange for conversion of $0.8 million of amounts due from Clintondale and $0.5 million cash. The note is payable through June 2005 in equal monthly principal installments plus interest at 7.81% per annum and is secured by a pledge of the shares not owned by PHI. The Company also holds a note receivable from Clintondale with a $0.5 million principal balance at June 30, 2000. The note is payable through May 2001 in equal monthly principal and interest payments at 13.00% per annum.

5.  Commitments and Contingencies

Environmental Matters -- The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate estimated liability recorded for environmental related costs at June 30, 2000 was $3.0 million, which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available. The Company recorded no provisions in the quarter or six months ended June 30, 2000.

Legal Matters -- The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been
finally  adjudicated.   The  amount, if any,  of  ultimate  liability  with
respect to such matters cannot be determined; however, after consulting with legal counsel, the Company has established accruals that it believes adequately provide for the resolution of such litigation. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

Long-Term Debt -- The Company is subject to certain financial covenants under its loan agreement with its principal lending group, as amended on June 30, 2000, and was in compliance with those covenants on June 30, 2000. These covenants include maintaining certain levels of cash flow, working capital and shareholders' equity and contain other provisions some of which restrict purchases of the Company's stock, capital expenditures and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. Such agreement also limits the creation, incurrence or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

New Principal Operating Facility -- The Company is leasing a new principal operating facility for 20 years effective September 2001. Under the terms of the lease, there is a potential commitment by the Company to fund $4.0 million of construction costs. Any such amounts funded by PHI will amortize over 10 years at 10% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, is effective beginning in the fourth quarter of fiscal year 2000. The Company believes that this new accounting pronouncement will not have a material affect on its consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as the Company's Transition Report on Form 10-K for the eight month transition period ended December 31, 1999.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause the Company's actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures and commitments required to acquire aircraft, environmental risks, competition, government regulation, unionization, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Despite increased oil and gas prices during the first half of 2000 when compared to 1999, oil and gas exploration and production activities in the Gulf of Mexico, the Company's principal market, did not begin to increase significantly until the latter part of the period. As a result, PHI did not realize improvements in its Gulf of Mexico services activities until the  second  quarter of 2000.  However, activity and revenues remain  below the levels achieved in 1998. Overall international oil and gas service activities did not experience such increases. The closures of certain operations in South America and the restructure of the Company's Arizona aeromedical operations also contributed to lower activity levels when compared to 1999. The Company's technical services activity increased during the latter half of the six months ended June 30, 2000 as the result of the start of a new contract to provide maintenance to certain military aircraft.

Results of Operations

The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2000 and 1999:

                         Quarter Ended June 30,   Six Months Ended June 30,
                         ----------------------   ------------------------
                              2000       1999          2000       1999
Flight hours:                 ----       ----          ----       ----
  Oil and Gas Aviation Services:
     Domestic                39,619     37,775        74,901     75,080
     International            4,842      5,556        11,029     11,676
                             ------     ------        ------     ------
          Sub-total          44,461     43,331        85,930     86,756
  Aeromedical Services        5,574      5,735        10,913     11,193
  Other                         283         98           368        291
                             ------     ------        ------     ------
          Total              50,318     49,164        97,211     98,240
                             ======     ======        ======     ======

                                                  June 30,
                                              ---------------
                                               2000     1999
Aircraft operated at period end:               ----     ----
  Oil and Gas Aviation Services:
     Domestic                                   201      204
     International                               29       32
                                                ---      ---
          Sub-total                             230      236
  Aeromedical Services                           42       52
                                                ---      ---

          Total                                 272      288
                                                ===      ===

Quarter Ended June 30, 2000 compared with Quarter Ended June 30, 1999

Oil and Gas Aviation Services

Oil & Gas Aviation Services revenue increased 4.9% to $39.6 million for the quarter ended June 30, 2000 compared to $37.7 million during the same period in the prior year. Increased domestic activity and rate increases implemented in January 2000 contributed to the increase. Decreased activity in West Africa and the closure of certain operations in South America partially offset the increase.

Oil and Gas Aviation Services had a $0.9 million operating loss for the quarter compared to a $5.3 million operating loss for the same period in 1999. The operating loss in 1999 included $4.8 million of special charges (see Special Charges within this discussion). Operating margin of (2.2)% for the second quarter compares to (14.0)% for the same quarter in the prior year. The increase in margin is primarily due to the special charges recorded in 1999 and rate increases in January 2000. Increased repairs and maintenance, insurance, and fuel costs, and the decreased international revenues partially offset the increase in margin.

Aeromedical Services

Aeromedical Services revenue decreased 3.5% to $11.1 million for the quarter ended June 30, 2000 compared to $11.5 million during the same period in the prior year. The decrease in revenues is primarily attributable to decreased revenue and activity in the Company's AirEvac operations in Arizona. In November 1999, the Company restructured its Arizona operations and reduced the number of its operating aircraft there.

Aeromedical Services operating income decreased to $0.1 million for the quarter compared to $0.6 million for the same period in 1999. Operating margin was 0.8% for the quarter and compares to 5.1% for the same quarter in 1999. Increased repairs and maintenance, insurance, and fuel costs, and the decreased revenues contributed to the lower operating income. Lower labor costs, primarily attributable to AirEvac's restructuring, partially offset the decrease in operating income.

Technical Services

Technical Services operating revenues for the quarter ended June 30, 2000 were $4.5 million compared to $3.6 million in the prior year, an increase of 24.0%. Technical Services operating income improved marginally to $0.9 million for the quarter compared to $0.7 million for the same quarter in 1999. The operating margin was 20.1% in both the current quarter and the prior year quarter. The increases in operating revenues and operating income were primarily attributable to the start of an ongoing contract to provide maintenance to certain military aircraft.

Other Income, net

Other income, net, was $2.4 million for the quarter ended June 30, 2000 as compared to $1.6 million for the prior year quarter. The other income, net, for both periods mostly relates to gains on the sale of aircraft.

Direct Expenses

Direct expenses for the quarter ended June 30, 2000 increased by 5.9% to $52.5 million compared to $49.6 million in the same period in the prior year. Higher repairs and maintenance, fuel, insurance, and the cost of increased Technical Services revenue were the primary reasons for the increase.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the quarter ended June 30, 2000 decreased to $4.0 million compared to $4.4 million in the same period in 1999. Decreased Y2K compliance costs and certain other computer programming costs were the primary reasons for the decrease.

Special Charges

In April 1999, in connection with expense reduction efforts and management's decision to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $4.8 million. The Special Charges included impairment of certain foreign based joint ventures amounting to $2.5 million, severance costs of $1.3 million, impairment of property and equipment of $0.4 million, and other charges of $0.6 million.

Interest Expense

Interest expense for the quarter ended June 30, 2000 increased $0.1 million to $1.5 million. The increase is due primarily to increases in interest rates for the period. Lower debt levels in the current quarter compared to the same quarter in the prior year mostly offset the increase.

Income Taxes

Income tax benefit for the quarter ended June 30, 2000 decreased $2.2 million to $0.2 million. The effective tax rates were 37.2 % and 41.3% for the June 30, 2000 and 1999 quarters, respectively.

Six Months Ended June 30, 2000 compared with Six Months Ended June 30, 1999

Oil and Gas Aviation Services

Oil & Gas Aviation Services revenues were $78.8 million for both the six months ended June 30, 2000 and June 30, 1999. Rate increases in January 2000 contributed to increased revenues that were offset by decreased activity in West Africa and decreased activity and revenues that resulted from the closure of certain operations in South America.

Oil and Gas Aviation Services had a $0.1 million operating loss for the six months ended June 30, 2000 compared to a $4.4 million operating loss for the same period in 1999. The operating loss in 1999 included $4.8 million of special charges (see Special Charges within this discussion). Operating margin of (0.1)% for the six months compares to (5.6)% for the same period last year. The increase in margin is primarily due to the special charges recorded in 1999, lower aircraft depreciation, and rate increases in January 2000. Increased repairs and maintenance, fuel, and helicopter rental expense and the decreased international revenues partially offset the increase in margin.

Aeromedical Services

Aeromedical Services revenue decreased 2.3% to $22.1 million for the six months ended June 30, 2000 compared to $22.6 million during the same period in the prior year. The decrease in revenues is primarily attributable to decreased revenue and activity in the Company's AirEvac operations in Arizona. In November 1999, the Company restructured its Arizona operations and reduced the number of its operating aircraft there.

Aeromedical Services operating income decreased to $0.1 million for the six months ended June 30, 2000 compared to $0.9 million for the same period in 1999. Operating margin was 0.6% for the six months ended June 30, 2000 and compares to 4.2% for the same period in 1999. Increased repairs and maintenance, fuel, and helicopter rental expense, and the decreased revenues contributed to the lower operating income. Lower labor costs that were primarily attributable to AirEvac's restructuring partially offset the decrease in operating income.

Technical Services

Technical Services operating revenues for the six months ended June 30, 2000 were $6.9 million compared to $10.5 million in the prior year, a decrease of 34.4%. Technical Services operating income decreased to $0.9 million for the six months compared to $1.9 million for the same six months in 1999. The operating margin was 12.7% in the six months ended June 30, 2000 and 18.6% in the six months ended June 30, 1999. The decrease in operating revenues and operating margin was primarily attributable to work performed on two large contracts for the refurbishment and overhaul of two helicopters and a large parts sale, all occurring during the six months ended June 30, 1999. An ongoing contract to provide maintenance to certain military aircraft started in the second quarter of 2000 and partially offset the decrease.

Other Income, net

Other income, net, was $2.5 million for the six months ended June 30, 2000 as compared to $3.6 million for the prior year six months. The other income, net, for both periods mostly relates to gains on the sale of aircraft.

Direct Expenses

Direct expenses for the six months ended June 30, 2000 decreased by 1.4% to $102.0 million compared to $103.5 million in same period in the prior year. The decrease was primarily due to the Technical Services segment's decrease in cost of sales, lower aircraft depreciation, and decreases in various other operating costs. Increases in repairs and maintenance, fuel, and helicopter rental expenses mostly offset the decrease in direct expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six months ended June 30, 2000 decreased by 10.0% to $8.1 million compared to $9.0 million in the same period in the prior year. The decrease was primarily due to a decrease in Y2K compliance and certain other computer programming costs.

Special Charges

In April 1999, in connection with expense reduction efforts and management's decision to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $4.8 million. The Special Charges included impairment of certain foreign based joint ventures amounting to $2.5 million, severance costs of $1.3 million, impairment of property and equipment of $0.4 million, and other charges of $0.6 million.

Interest Expense

Interest expense for the six months ended June 30, 2000 increased $0.1 million to $3.0 million. The increase was due primarily to increases in interest rates for the period. However, lower debt levels in the current six-month period compared to the same six months in the prior year mostly offset the effect of the increased interest rates.

Income Taxes

Income tax benefit for the six months ended June 30, 2000 decreased $0.9 million to $1.0 million. The effective tax rates were 36.4% and 41.3% for the six months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

The Company's cash position as of June 30, 2000 was $1.1 million compared to $1.7 million at December 31, 1999. Working capital decreased $4.0 million from $54.7 million at December 31, 1999 to $50.7 million. Net cash provided by operating activities during the six months ended June 30, 2000 was $8.1 million. Net cash provided by operating activities along with $14.3 million of aircraft sales funded payments of long-term debt, purchases of property and equipment, and advances to affiliates.

Total long-term debt decreased $12.2 million to $65.4 million, of which the current portion is $4.5 million, which the Company intends to pay with cash flow from operations and aircraft sales. At August 1, 2000, the Company had $10 million of credit capacity available under its credit facilities. During 2001 the revolving credit facility portion of the credit agreement converts to a term loan, thereby increasing total annual principal debt payments to approximately $12 million. The Company intends to obtain an extension of the conversion requirement, or to refinance its debt.

The amount expended for the purchase and completion of aircraft improvements and engines and other property and equipment was $9.4 million for the six months ended June 30, 2000, compared to $14.5 million in the first six months of 1999, reflecting the Company's reduced fleet and efforts to conserve cash.

The Company believes its cash flow from operations in conjunction with its credit capacity and proceeds from asset sales is sufficient to meet its planned expenditure requirements for the next twelve months.

Environmental Matters

The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate liability recorded for environmental related costs at June 30, 2000 is $3.0 million, which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available.

Employees

On March 10, 2000, the Company's pilots voted to become organized under the Office and Professional Employees International Union and the Company is currently negotiating a contract with the union. While the ultimate outcome of these negotiations cannot be predicted with certainty, the Company's position is that the terms of any pilots' contract should not place it at a disadvantage with its competitors.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, is effective beginning in the fourth quarter of fiscal year 2000. The Company believes that this new accounting pronouncement will not have a material affect on its consolidated financial statements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the Company's disclosures regarding derivatives in its Form 10-K for the eight-month transition period ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings primarily involving claims for personal injury. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its consolidated financial statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2000 Annual Meeting of Stockholders on May 26, 2000. At the meeting, shareholders elected each of the following persons listed below to the PHI's Board of Directors for a term ending at the Company's 2001 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is opposite such person's name. The persons listed below constitute the entire Board of Directors of the Company.

                                         Number of Votes Cast
                             --------------------------------------------
                                                        Broker
  Name of Director              For      Withhold      Non-Vote  Abstain
  ----------------            ---------  --------      --------  -------
  Carroll W. Suggs            2,065,196     251             0        0
  Arthur J. Breault, Jr.      2,065,447       0             0        0
  Leonard M. Horner           2,065,447       0             0        0
  James W. McFarland          2,065,447       0             0        0
  Thomas H. Murphy            2,065,447       0             0        0
  Bruce N. Whitman            2,065,447       0             0        0


At the Annual Meeting, the shareholders also approved an amendment to the Company's 1995 Incentive Compensation Plan to increase the number of shares available for issue under the plan. The votes cast with respect to the amendment were as follows:

                                                  Broker
                         For        Against      Non-Vote    Abstain
                      ---------     -------      --------    -------
                      1,845,766     220,619           0        342


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

     (iii)Amendment dated March 17, 2000 to Section 2.2 of the By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (iii) to PHI's Report on Form 10-Q for the quarterly period ended March 31, 2000).

     (iv) Amendment dated July 14, 2000 to Section 3.1 of the By-laws of the Company.


10.22 Fourth Amendment (dated June 30, 2000) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum
      Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

27    Financial Data Schedule

(b)   Reports on Form 8-K

      No reports were filed on Form 8-K during the quarter ended June 30, 2000.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Petroleum Helicopters, Inc.


August 11, 2000                    By: /s/ Carroll W. Suggs
                                       --------------------
                                   Carroll W. Suggs
                                   Chairman of the Board, President and
                                   Chief Executive Officer



August 11, 2000                    By: /s/ Michael J. McCann
                                       ----------------------
                                   Michael J. McCann
                                   Chief Financial Officer and Treasurer