Form 10-Q
period 2000-09-30
PETROLEUM HELICOPTERS INC
filed 2000-11-14
CIK 350403

Securities and Exchange Commission
                          Washington, D. C. 20549

                                 FORM 10-Q

  [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
               For the quarterly period ended:  September 30, 2000

                                    OR

 [  ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                   For the transition period from      to
                                                  ----     ----

                       Commission file number 0-9827

                        PETROLEUM HELICOPTERS, INC.
          (Exact name of registrant as specified in its charter)

               Louisiana                      72-0395707
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)       Identification No.)

     2121 Airline Drive Suite 400
   P.O. Box 578, Metairie, Louisiana          70001-5979
    (Address of principal executive           (Zip Code)
               offices)

    Registrant's telephone number, including area code:  (504) 828-3323


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X  No
                                   ---    ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at October 31, 2000
             -----               -------------------------------
      Voting Common Stock                2,793,386 shares
    Non-Voting Common Stock              2,384,715 shares



                        PETROLEUM HELICOPTERS, INC.

                             Index - Form 10-Q


                      Part I - Financial Information

Item 1.   Financial Statements - Unaudited
           Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999                                      3
           Consolidated Statements of Operations - Three Months
              and Nine Months Ended September 30, 2000 and 1999 4 Consolidated Statements of Cash Flows - Nine Months
              Ended September 30, 2000 and 1999                      5
           Notes to Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                              15


                        Part II - Other Information

Item 1.  Legal Proceedings                                          15

Item 6.  Exhibits and Reports on Form 8-K                           16


         Signature                                                  17



                      PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Thousands of dollars, except share data)
                                (Unaudited)
                                                 September 30,   December 31,
                                                     2000            1999
                                                 -------------   -----------
                    ASSETS
Current Assets:
 Cash and cash equivalents                          $    122       $  1,663
 Accounts receivable -- net of allowance:
   Trade                                              40,772         36,917
   Other                                               1,619          3,558
 Inventory                                            41,250         37,277
 Prepaid expenses                                      1,570          2,987
 Refundable income taxes                               2,850          3,922
                                                    --------       --------
       Total current assets                           88,183         86,324

Property and equipment, net                          124,864        135,047
Other                                                  2,942          1,685
                                                    --------       --------
       Total Assets                                 $215,989       $223,056
                                                    ========       ========


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities           $ 28,284       $ 20,013
 Accrued vacation payable                              6,163          6,020
 Current maturities of long-term debt                  7,323          5,592
                                                    --------       --------
       Total current liabilities                      41,770         31,625
                                                    --------       --------

Long-term debt, net of current maturities             57,123         72,048
Deferred income taxes                                 17,391         17,776
Other long-term liabilities                            8,571          7,984
Commitments and contingencies (Note 5)

Shareholders' Equity
 Voting common stock -- par value of $0.10;
  authorized shares of 12,500,000                        279            279
 Non-voting common stock -- par value of $0.10;          237            237
  authorized shares of 12,500,000
 Additional paid-in capital                           12,024         11,729
 Retained earnings                                    78,594         81,378
                                                    --------       --------
       Total shareholders' equity                     91,134         93,623
                                                    --------       --------
       Total Liabilities and Shareholders' Equity   $215,989       $223,056
                                                    ========       ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)


                                 Quarter Ended            Nine Months Ended
                                 September 30,              September 30,
                              --------------------      ----------------------
                                2000       1999            2000       1999
                              ---------  ---------      ----------  ----------
REVENUES AND OTHER
 INCOME:
  Operating revenues          $ 60,894   $ 54,944       $ 168,658   $ 166,830
  Other income (loss), net        (358)     2,193           2,189       5,840
                              ---------  ---------      ----------  ----------
                                60,536     57,137         170,847     172,670
                              ---------  ---------      ----------  ----------
EXPENSES:
 Direct expenses                55,724     52,792         157,743     156,244
 Selling, general, and
     administrative expenses     4,412      4,604          12,479      13,564
 Special charges                    --         --              --       4,846
 Interest expense                1,329      1,449           4,312       4,306
                              ---------  ---------      ----------  ----------
                                61,465     58,845         174,534     178,960
                              ---------  ---------      ----------  ----------

Loss before income taxes          (929)    (1,708)         (3,687)     (6,290)

Income taxes                        82       (631)           (922)     (2,520)
                              ---------  ---------      ----------  ----------

Net loss                      $ (1,011)  $ (1,077)      $  (2,765)  $  (3,770)
                              =========  =========      ==========  ==========
Weighted average common
 shares outstanding:
   Basic                         5,165      5,160           5,163       5,163
   Diluted                       5,165      5,160           5,163       5,163

Net loss per common share:
   Basic                      $  (0.20)  $  (0.21)      $   (0.54)  $   (0.73)
   Diluted                    $  (0.20)  $  (0.21)      $   (0.54)  $   (0.73)

Dividends declared per
 common share                 $     --   $   0.05       $      --   $    0.15


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



               PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Thousands of dollars)
                                (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
Cash flows from operating activities:
 Net loss                                          $ (2,765)      $ (3,770)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation                                     10,088         11,627
    Deferred income taxes                              (385)           726
    Gain on asset dispositions                       (2,855)        (5,903)
    Equity in net losses of investee companies,
       net of distributions                             439            182
    Special charges                                      --          3,720
    Other                                               575            638
 Changes in operating assets and liabilities          4,414          2,005
                                                   ---------      ---------

Net cash provided by operating activities             9,511          9,225
                                                   ---------      ---------

Cash flows from investing activities:
 Investments in and advances to affiliates           (1,266)          (160)
 Proceeds from notes receivable                         198             --
 Purchase of property and equipment                 (12,745)       (19,221)
 Proceeds from asset dispositions                    15,955         14,447
                                                   ---------      ---------

Net cash provided by (used in)
   investing activities                               2,142         (4,934)
                                                   ---------      ---------

Cash flows from financing activities:
 Proceeds from long-term debt                         9,000         12,000
 Payments on long-term debt                         (22,194)       (15,395)
 Dividends paid                                          --           (778)
 Other                                                   --           (128)
                                                   ---------      ---------

Net cash used in financing activities               (13,194)        (4,301)
                                                   ---------      ---------

Decrease in cash and cash equivalents                (1,541)           (10)
                                                   ---------      ---------

Cash and cash equivalents, beginning of period        1,663            205
                                                   ---------      ---------

Cash and cash equivalents, end of period           $    122       $    195
                                                   =========      =========

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

3.  Segment Information

The Company has identified three principal segments: Oil and Gas Aviation Services, Aeromedical Services and Technical Services. The Oil and Gas Aviation Services segment includes domestic and international helicopter services provided to oil and gas customers. The Oil and Gas Aviation Services segment also includes certain other helicopter services related to non-oil and gas activities including forest fire-fighting and scientific research. The Aeromedical Services segment includes all services provided to the Company's air medical customers, including hospitals and medical programs. The Technical Services segment provides aircraft maintenance and repair services to outside parties. As of January 1, 2000, the Company has changed its basis of segmentation to present Technical Services as a separate segment. Previously, the Technical Services segment was in the Oil and Gas Aviation Services segment. All periods presented below include Technical Services as a separate reporting segment.

Segment operating income is operating revenues less direct expenses, selling, general, and administrative costs, and special charges, as well as interest expense applicable to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized   financial  information  concerning  the  Company's  reportable operating segments for the quarters and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                                   Quarter Ended        Nine Months Ended
                                   September 30,          September 30,
                                --------------------  ---------------------
                                  2000       1999       2000        1999
                                ---------  ---------  ---------   ---------
Segment operating revenues,
 excluding other income:
  Oil and Gas Aviation
    Services                    $ 45,199   $ 40,163   $ 123,981   $ 118,930
  Aeromedical Services            10,928     11,274      33,041      33,914
  Technical Services               4,767      3,507      11,636      13,986
                                ---------  ---------  ----------  ----------
    Total operating revenues,
      excluding other income    $ 60,894   $ 54,944   $ 168,658   $ 166,830
                                =========  =========  ==========  ==========

Segment operating income
 (loss), excluding other
 income:
  Oil and Gas Aviation
    Services                    $  1,990   $     34   $   1,846   $  (4,405)(1)
  Aeromedical Services               (98)      (714)         28         231
  Technical Services                 968        486       1,838       2,431
                                ---------  ---------  ----------  ----------
    Total segment operating
      income (loss) excluding
      other income                 2,860       (194)      3,712      (1,743)
Other income, net                   (358)     2,193       2,189       5,840
Unallocated overhead              (3,431)    (3,707)     (9,588)    (10,387)
                                ---------  ---------  ----------  ----------
      Loss before income taxes  $   (929)  $ (1,708)  $  (3,687)  $  (6,290)
                                =========  =========  ==========  ==========

(1) Includes special charges of $4.8 million as discussed in Note 2 of the unaudited condensed consolidated financial statements.

4.   Other Assets

Other assets principally includes investments in and advances to an affiliate. The Company has a 50% ownership interest in Clintondale Aviation, Inc. ("Clintondale"), a New York corporation that operates helicopters and fixed-wing aircraft primarily in the Commonwealth of Independent States. PHI leases four aircraft to Clintondale. In May 2000, PHI obtained a $1.3 million note receivable from Clintondale in exchange for conversion of $0.8 million of amounts due from Clintondale and $0.5 million cash. The note is payable through June 2005 in equal monthly principal installments plus interest at 7.81% per annum and is secured by a pledge of the shares not owned by PHI. At September 30, 2000, the note's principal balance was $1.2 million. The Company also holds a note receivable from Clintondale with a $0.4 million principal balance at September 30, 2000. The note is payable through May 2001 in equal monthly principal and interest payments at 13.00% per annum.

5.  Commitments and Contingencies

Environmental Matters -- The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate estimated liability recorded for environmental related costs at September 30, 2000 was $3.0 million, which the Company believes is adequate for probable and estimable environmental costs. The Company recorded no provisions in the quarter or nine months ended September 30, 2000. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available. In this connection, the Company will conduct environmental site surveys in the fourth quarter at its Lafayette facility, which will be vacated in 2001 when the Company moves to its new facility. The Company will also conduct environmental site surveys at certain other facilities during the fourth quarter of 2000 and the first quarter of 2001. The results of these surveys could require additional provisions.

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

Long-Term Debt -- The Company is subject to certain financial covenants under its loan agreement with its principal lending group, as amended on June 30, 2000, and was in compliance with those covenants on September 30, 2000. These covenants include maintaining certain levels of cash flow, working capital and shareholders' equity and contain other provisions some of which restrict purchases of the Company's stock, capital expenditures and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. The loan agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

On November 30, 2000, the revolving credit facility portion of the loan agreement converts to a term loan, thereby increasing total annual principal debt payments to approximately $12 million. The Company intends to obtain an extension of the conversion requirement, which may involve certain other changes to the credit agreement, or to refinance its debt.

New Principal Operating Facility -- The Company is leasing a new principal operating facility for 20 years effective September 2001. Under the terms of the lease, there is a commitment by the Company to fund, under certain circumstances, $4.0 million of construction costs. Any such amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

6.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138 to address a limited number of issues causing implementation difficulties, including a provision to provide an exception for "Normal" purchases and sales. The Company will adopt SFAS No. 133, as amended, no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.

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

Overview

Despite increased oil and gas prices during the first nine months of 2000 when compared to 1999, oil and gas exploration and production activities in the Gulf of Mexico, the Company's principal market, did not begin to increase significantly until the latter part of the second quarter of 2000. It was then that PHI began to realize improvements in its Gulf of Mexico services activities. However, activity and revenues remain below the levels achieved in 1998. The Company also realized a significant increase in activity and revenues related to forest fire-fighting. Overall international oil and gas service activities have experienced decreased activity due to closure of certain operations in South America. Aeromedical Services activities have decreased due to restructure of operations in Arizona in late 1999. The Company's technical services activity increased in the second and third quarters of 2000 as the result of the start of new contracts to provide maintenance to certain military aircraft. The new contracts are one year contracts that are renewable annually.

As part of the preparation of its 2001 business plan, management has initiated a comprehensive review of operations, including joint ventures and other investments, inventories, environmental and other matters. It is anticipated that this review will be completed by year end.

Results of Operations

The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2000 and 1999:

                                    Quarter Ended       Nine Months Ended
                                    September 30,         September 30,
                                 -------------------    ------------------
                                  2000        1999       2000       1999
                                 -------     -------    -------    -------
Flight hours:
  Oil and Gas Aviation Services:
     Domestic                     43,762      39,581    118,663    114,661
     International                 5,078       5,353     16,107     17,029
                                 -------     -------    -------    -------
          Sub-total               48,840      44,934    134,770    131,690
  Aeromedical Services             5,639       6,344     16,552     17,537
  Other                               91         153        459        444
                                 -------     -------    -------    -------
          Total                   54,570      51,431    151,781    149,671
                                 =======     =======    =======    =======

                                                          September 30,
                                                        -----------------
                                                         2000       1999
                                                        ------     ------
Aircraft operated at period end:
  Oil and Gas Aviation Services:
     Domestic                                             200        199
     International                                         31         26
                                                         ----       ----
          Sub-total                                       231        225
  Aeromedical Services                                     46         49
                                                         ----       ----
          Total                                           277        274
                                                         ====       ====

Quarter Ended September 30, 2000 compared with Quarter Ended September 30, 1999

Oil and Gas Aviation Services

Oil & Gas Aviation Services revenue increased 12.5% to $45.2 million for the quarter ended September 30, 2000 compared to $40.2 million during the same period in the prior year. Increased domestic activity, including increased forest fire-fighting activity, and rate increases implemented in January 2000 contributed to the increase. Decreased revenues and activity that resulted from the closure of certain operations in South America partially offset the increase.

Oil and Gas Aviation Services had $2.0 million operating income for the quarter compared to less than $0.1 million operating income for the same period in 1999. Operating margin of 4.4% for the third quarter compares to less than 0.1% for the same quarter in the prior year. Increased flight activity and rate increases implemented in January 2000 helped increase the margins. Increased repairs and maintenance, insurance, employee benefits, and fuel costs, and the decreased international revenues partially offset the margin increase.

Aeromedical Services

Aeromedical Services revenues decreased 3.1% to $10.9 million for the quarter ended September 30, 2000 compared to $11.3 million during the same period in the prior year. The decrease in revenues is primarily attributable to decreased revenue and activity in the Company's AirEvac operations in Arizona. In November 1999, the Company restructured its Arizona operations and reduced the number of its operating aircraft there.

Aeromedical Services operating income was a $0.1 million loss for the quarter compared to a $0.7 million loss for the same period in 1999. Operating margin was (0.1)% for the quarter and compares to (6.3)% for the same quarter in 1999. Lower labor and other costs that were attributable to AirEvac's restructuring were partially offset by increased repairs and maintenance and employee benefit costs.

Technical Services

Technical Services operating revenues for the quarter ended September 30, 2000 were $4.8 million compared to $3.5 million in the prior year, an increase of 35.9%. Technical Services operating income improved to $1.0 million for the quarter compared to $0.5 million for the same quarter in 1999. The operating margin was 20.3% in the current year quarter and 13.9% in the prior year quarter. The increases in operating revenues and operating income were primarily attributable to the start of ongoing contracts in 2000 to provide maintenance to certain military aircraft.

Other Income (Loss), net

Other losses, net, were $0.4 million for the quarter ended September 30, 2000 as compared to other income, net, of $2.2 million for the prior year quarter. The other income, net, for the third quarter of 1999 included $2.1 million of net gains on aircraft sales and other asset dispositions. There were no aircraft sales in the third quarter of 2000 and net gains on asset dispositions were $0.1 million. Also, the third quarter of 2000 includes $0.5 million equity in net losses of investee companies, which compares to $0.1 million equity in net losses of investee companies recorded in the third quarter of 1999.

Direct Expenses

Direct expenses for the quarter ended September 30, 2000 increased by 5.6% to $55.7 million compared to $52.8 million in the same period in the prior year. Higher repairs and maintenance, fuel, aircraft rent, and insurance costs, and the cost related to increased Technical Services revenue were the primary reasons for the increase. Lower labor costs attributable to AirEvac's restructuring, partially offset the increase in direct expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the quarter ended September 30, 2000 were $4.4 million and compare to $4.6 million in the same period in 1999. During the quarter ended September 30, 1999, the Company reduced its number of employees and recorded related severance costs totaling $0.8 million in selling, general, and administrative expenses. Higher bad debt provisions, general salary increases for administrative employees, and the reassignment of certain employees to administrative positions partially offset the decrease.

Interest Expense

Interest  expense for the quarter ended September 30, 2000  decreased  $0.1 million to $1.3 million. The decrease is due primarily to lower debt levels in the current quarter compared to the same quarter in the prior year. Increases in interest rates for the period mostly offset the decrease.

Income Taxes

Income tax expense for the quarter ended September 30, 2000 was $0.1 million compared to a $0.6 million benefit for the quarter ended September 30, 1999. The effective tax rates were (8.8)% and 36.9% for the September 30, 2000 and 1999 quarters, respectively. The lower effective rate in the current quarter is the result of higher equity in net losses of investee companies and other permanent differences between book income and tax income.

Nine Months Ended September 30, 2000 compared with Nine Months Ended
 September 30, 1999

Oil and Gas Aviation Services

Oil & Gas Aviation Services revenues increased 4.2% to $124.0 million for the nine months ended September 30, 2000 compared to $118.9 million during the same period in the prior year. Increased domestic activity, including increased forest fire-fighting activity, and rate increases implemented in January 2000 contributed to the increase. Decreased revenues that resulted from the closure of certain operations in South America partially offset the increase.

Oil and Gas Aviation Services had $1.8 million operating income for the nine months ended September 30, 2000 compared to a $4.4 million operating loss for the same period in 1999. The operating loss in 1999 included $4.8 million of special charges (see Special Charges within this discussion). Operating margin of 1.5% for the nine months compares to (3.7)% for the same period last year. The increase in margin is primarily due to the special charges recorded in 1999, increased revenues, lower aircraft depreciation, and rate increases in January 2000. Increased repairs and maintenance, fuel, helicopter rental, and employee benefit expenses and the decreased international revenues partially offset the increase in margin.

Aeromedical Services

Aeromedical Services revenue decreased 2.6% to $33.0 million for the nine months ended September 30, 2000 compared to $33.9 million during the same period in the prior year. The decrease in revenues is primarily attributable to decreased revenue and activity in the Company's AirEvac operations in Arizona. In November 1999, the Company restructured its Arizona operations and reduced the number of its operating aircraft there.

Aeromedical Services operating income decreased to less than $0.1 million for the nine months ended September 30, 2000 compared to $0.2 million for the same period in 1999. Operating margin was less than 0.1% for the nine months ended September 30, 2000 and compares to 0.7% for the same period in 1999. Increased repairs and maintenance, fuel, helicopter rental, and employee benefit expenses and the decreased revenues contributed to the lower operating income. Lower labor costs that were primarily attributable to AirEvac's restructuring partially offset the decrease in operating income.

Technical Services

Technical Services operating revenues for the nine months ended September 30, 2000 were $11.6 million compared to $14.0 million in the prior year, a decrease of 16.8%. Technical Services operating income decreased to $1.8 million for the nine months compared to $2.4 million for the same nine months in 1999. The operating margin was 15.8% in the nine months ended September 30, 2000 and 17.4% in the nine months ended September 30, 1999. The decrease in operating revenues and operating margin was primarily attributable to work performed on two large contracts for the refurbishment and overhaul of two helicopters and a large parts sale, all occurring during the nine months ended September 30, 1999. An ongoing contract to provide maintenance to certain military aircraft started in the second quarter of 2000 and partially offset the decrease.

Other Income, net

Other income, net, was $2.2 million for the nine months ended September 30, 2000 as compared to $5.8 million for the prior year nine months. The other income, net, for the nine months ended September 30, 2000 included $2.7 million of net gains on aircraft sales and other asset dispositions. The net gains on aircraft sales and other asset dispositions during the nine months ended September 30, 1999 were $5.9 million. Also, the nine months ended September 30, 2000 includes $0.6 million equity in net losses of investee companies, which compares to $0.1 million equity in net losses of investee companies recorded in the nine months ended September 30, 1999.

Direct Expenses

Direct expenses for the nine months ended September 30, 2000 increased by 1.0% to $157.7 million compared to $156.2 million in same period in the prior year. The increase was due to higher repairs and maintenance, fuel, helicopter rental, and employee benefit expenses. The Technical Services segment's decrease in cost of sales, lower aircraft depreciation, and lower labor costs that were attributable to AirEvac's restructuring mostly offset the increase in direct expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2000 decreased by 8.0% to $12.5 million compared to $13.6 million in the same period in the prior year. The decrease was primarily due to a decrease in Y2K compliance and certain other computer programming costs. During the nine months ended September 30, 1999, the Company also recorded severance costs totaling $0.8 million in selling, general, and administrative expenses related to a reduction in its number of employees. Higher bad debt provisions, general salary increases for administrative employees, and the reassignment of certain employees to administrative positions partially offset the decrease.

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

Interest Expense

Interest expense for the nine months ended September 30, 2000 and September 30, 1999 was $4.3 million. Lower debt levels in the current nine-month period, compared to the debt levels in the same nine months in the prior year, offset the effect of increased interest rates for the period.

Income Taxes

Income tax benefit for the nine months ended September 30, 2000 decreased $1.6 million to $0.9 million. The effective tax rates were 25.0% and 40.1% for the nine months ended September 30, 2000 and 1999, respectively. The lower effective rate for the nine months ended September 30, 2000 is the result of higher equity in net losses of investee companies and other permanent differences between book income and tax income.

Liquidity and Capital Resources

The Company's cash position as of September 30, 2000 was $0.1 million compared to $1.7 million at December 31, 1999. Working capital decreased $8.3 million from $54.7 million at December 31, 1999 to $46.4 million. Net cash provided by operating activities during the nine months ended
September 30, 2000 was $9.5 million. Net cash provided by operating activities along with $16.0 million of aircraft sales funded payments of long-term debt, purchases of property and equipment, and advances to affiliates.

Total long-term debt decreased $13.2 million since December 31, 1999 to $64.4 million at September 30, 2000. The current portion of the long-term debt was $7.3 million at September 30, 2000, which the Company intends to pay with cash flow from operations and planned aircraft sales. At October 31, 2000, the Company had $11.5 million of credit capacity available under its credit facilities. On November 30, 2000, the revolving credit facility portion of the credit agreement converts to a term loan, thereby increasing total annual principal debt payments to approximately $12 million. The Company intends to obtain an extension of the conversion requirement, which may involve certain other changes to the credit agreement, or to refinance its debt.

The amount expended for the purchase and completion of aircraft improvements and engines and other property and equipment was $12.7 million for the nine months ended September 30, 2000, compared to $19.2 million in the first nine months of 1999. The decrease in capital expenditures when compared to 1999 reflects the Company's reduced fleet and efforts to conserve cash.

The Company believes its cash flow from operations in conjunction with its credit capacity and proceeds from planned asset sales is sufficient to meet its planned expenditure requirements for the next twelve months.

Environmental Matters

The Company continues to review selected domestic bases for possible fuel contamination resulting from routine flight operations. The aggregate liability recorded for environmental related costs at September 30, 2000 is $3.0 million, which the Company believes is adequate for probable and estimable environmental costs. The Company will make additional provisions in future periods to the extent appropriate as further information regarding these costs becomes available. In this connection, the Company will conduct environmental site surveys in the fourth quarter at its Lafayette facility, which will be vacated in 2001 when the Company moves to its new facility. The Company will also conduct environmental site surveys at certain other facilities during the fourth quarter of 2000 and the first quarter of 2001. The results of these surveys could require additional provisions.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138 to address a limited number of issues causing implementation difficulties, including a provision to provide an exception for "Normal" purchases and sales. The Company will adopt SFAS No. 133, as amended, no later than the first quarter of fiscal year 2001. The Company has considered the implications of adopting the new method of accounting for derivatives and hedging activities and has concluded that its implementation will not have a material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, is effective beginning in the fourth quarter of fiscal year 2000. The Company believes that this new accounting pronouncement will not have a material affect on its consolidated financial statements.

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

    (iv) Amendment dated September 15, 2000 to Section 3.1 of the By-laws of the Company.

    (v) Amendment dated September 15, 2000 to Section 5 of the By-laws of the Company.

10.23 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 14, 2000.

27   Financial Data Schedule

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended
     September 30, 2000.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Petroleum Helicopters, Inc.


November 14, 2000                  By: /s/ Carroll W. Suggs
                                      ---------------------------------
                                   Carroll W. Suggs
                                   Chairman of the Board, President and
                                   Chief Executive Officer



November 14, 2000                  By: /s/ Michael J. McCann
                                      ---------------------------------
                                   Michael J. McCann
                                   Chief Financial Officer and Treasurer