Form 10-K
period 2000-12-31
PETROLEUM HELICOPTERS INC
filed 2001-04-02
CIK 350403

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                TO
                                  -------------      -------------
                           COMMISSION FILE NO. 0-9827

                           PETROLEUM HELICOPTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               LOUISIANA                               72-0395707
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

    2121 AIRLINE DRIVE, SUITE 400
   P.O. BOX 578, METAIRIE, LOUISIANA                   70001-5979
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 16, 2001 was $50,431,494 based upon the last sales price of the Common Stock on March 16, 2001, as reported on NASDAQ.

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001 was:

     Voting Common Stock..................................2,793,386 shares.
     Non-Voting Common Stock..............................2,384,715 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-K

                                                         PART I

Item 1.      Business......................................................................................1
Item 2.      Properties....................................................................................6
Item 3.      Legal Proceedings.............................................................................7
Item 4.      Submission of Matters to a Vote of Security Holders...........................................8
Item 4.A.    Executive Officers of the Registrant..........................................................8

                                                        PART II

Item 5.      Market for Registrant's Common Equity and Related
                Shareholder Matters........................................................................9
Item 6.      Selected Financial Data......................................................................10
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................10
Item 7.A.    Quantitative and Qualitative Disclosures about Market Risk...................................19
Item 8.      Financial Statements and Supplementary Data..................................................20
                Petroleum Helicopters, Inc. and Consolidated Subsidiaries:
                   Independent Auditors' Reports..........................................................20
                   Consolidated Balance Sheets
                      - December 31, 2000, December 31, 1999, and April 30, 1999..........................22
                   Consolidated Statements of Operations
                      - Year ended December 31, 2000, Eight months ended December 31, 1999, and
                             Years ended April 30, 1999 and 1998..........................................23
                   Consolidated Statements of Shareholders' Equity
                      - Year ended December 31, 2000, Eight months ended December 31, 1999, and
                             Years ended April 30, 1999 and 1998..........................................24
                   Consolidated Statements of Cash Flows
                      - Year ended December 31, 2000, Eight months ended December 31, 1999, and
                             Years ended April 30, 1999 and 1998..........................................25
                   Notes to Consolidated Financial Statements.............................................26
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................................................................42

                                                       PART III

Item 10.     Directors and Executive Officers of the Registrant...........................................43
Item 11.     Executive Compensation.......................................................................43
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................43
Item 13.     Certain Relationships and Related Transactions...............................................43

                                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................43
             Signatures...................................................................................47

                                     PART I

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-K and other periodic reports filed by the Company under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from the views, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures and commitments required to acquire aircraft, environmental risks, competition, government regulation, unionization, operating hazards, risks related to international operations, the ability to obtain insurance, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS

GENERAL

Petroleum Helicopters, Inc. (the "Company" or "PHI"), a Louisiana corporation, was incorporated as a Delaware corporation in 1949. Since its inception, the Company's primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. Today, the Company maintains its position as the largest provider of helicopter transportation services in the Gulf of Mexico ("the Gulf"), providing approximately 47% of all the contracted aircraft in the Gulf. PHI also provides helicopter services internationally and to non-oil and gas customers such as emergency medical service providers and governmental agencies. The Company's Technical Services Unit provides maintenance and repair services to helicopter airframes and engines and sells helicopter repair parts. The Company currently operates 279 aircraft domestically and internationally.

On March 10, 2000, the Company's pilots voted to become organized under the Office and Professional Employees International Union (OPEIU). On February 21, 2001, the National Mediation Board (NMB) declared that all practical methods for adjusting the dispute between PHI and the OPEIU have been exhausted without effecting a settlement. See "Employees" within this "Item 1. Business" and "Union Job Action" within "Item 7. Management's Decision and Analysis of Financial Condition and Results of Operations".

Beginning in late 2000, certain actions were taken in an effort to restore the profitability of the Company. Included in those actions were a reduction in the work force announced in December 2000, and implemented in February 2001, which primarily affected Lafayette support operations; and closure of operations in Thailand and China, as well as fixed wing operations in Lafayette, which consisted of four fixed wing aircraft. The Company also initiated discussions to exit its ownership position in Clintondale Aviation, Inc. with operations primarily in Kazakhstan. Further, the Company is in the process of restructuring its maintenance operations at its main facility in Lafayette, Louisiana. The Company anticipates that it will take several months for the cost structure to reflect these actions. The Company also sold several of its nonessential aircraft subsequent to year end and has executed contracts for the sale of certain other aircraft. The Company also has plans for sales of other identified aircraft over the next several months.

DESCRIPTION OF OPERATIONS

PHI is a leading provider of helicopter services to the offshore oil and gas industry and to other customers such as emergency medical providers and governmental agencies. The Company operates under a variety of contractual arrangements to perform services that include transporting passengers and equipment, operating customer-owned aircraft, leasing aircraft to certain customers, consulting, and the repair and maintenance of helicopters. Domestically, oil and gas aviation revenues are earned in federal and state waters offshore of the States of Louisiana, Texas, Alabama, Mississippi, and California. The Company's international operations are currently conducted in Angola, Antarctica, Brazil, China, Kazakhstan, Mexico, Russia (Sakhalin Island), Saudi Arabia, Taiwan, and Democratic Republic of Congo. Aeromedical operations are currently conducted in Arizona, Arkansas, California, Colorado, Florida, Illinois, Kentucky, Louisiana, Michigan, Mississippi, North Dakota, Ohio, South Carolina, and Wisconsin. For financial information regarding the Company's operating segments and the geographic areas in which they operate, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

DOMESTIC OIL AND GAS AND OTHER. PHI operates approximately 200 aircraft related to its Domestic Oil and Gas operations from several bases or heliports in the Gulf of Mexico region and one base in California. Operating revenues from the Domestic Oil and Gas and Other segment accounted for 64%, 62%, 64%, and 69% of consolidated operating revenues during the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and April 30, 1998, respectively.

PHI's Oil and Gas operations primarily transport its customers' workers and equipment to platforms and other offshore locations. Oil and gas exploration and production companies and other offshore oil service companies use PHI's services for routine offshore transportation and also to evacuate personnel during medical and safety emergencies and during the threat of hurricanes and other adverse weather conditions. Most of the aircraft are available for hire by any customer. However, some are dedicated to individual customers. The Company operates helicopters that have flying ranges of up to 450 miles and thus, are capable of servicing many of the deepwater oil and gas operations that are 50 to 250 miles offshore.

The Domestic Oil and Gas and Other segment also includes certain non-oil and gas related operations including activities related to forest fire-fighting for certain government agencies.

While routine and minor maintenance and repairs are performed at the various Domestic Oil and Gas base locations, certain major overhauls and maintenance and repairs of a larger scope are performed at PHI's Lafayette, Louisiana facility. In 2001, the Company will move to a new leased facility in Lafayette enabling the Company to consolidate its Lafayette operations.

INTERNATIONAL. PHI also provides helicopter services in Latin America, Africa, Eastern Europe, Asia, and Antarctica. The Company operates approximately 30 aircraft internationally. Each aircraft operating internationally is typically dedicated to one customer. The Company's international customers are mostly oil and gas customers, including some that are national oil companies and some that are based in the U. S. However, some international services are also provided to certain foreign governmental entities and certain U. S. governmental agencies. Operating revenues from the Company's International segment accounted for 9% of consolidated operating revenues during the year ended December 31, 2000, and 10% during each of the eight months ended December 31, 1999, and the years ended April 30, 1999 and April 30, 1998.

AEROMEDICAL. The Company also provides air medical transportation services for hospitals and medical programs in several states and currently operates approximately 45 aircraft within its Aeromedical segment. The aircraft dedicated to this segment are specially outfitted to accommodate emergency patients and related emergency medical equipment. The Aeromedical segment's operating revenues accounted for 19%, 21%, 19%, and 15% of consolidated operating revenues during the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and April 30, 1998, respectively.

The Company's Air Evac Services, Inc. subsidiary operates 10 aircraft in Arizona and offers its aeromedical services to many hospitals and medical programs. Each of the other aircraft operated by the Aeromedical segment are typically dedicated to one hospital or medical program.

TECHNICAL SERVICES. PHI performs maintenance and repair services at its Lafayette facility for a variety of helicopter owners. The Technical Services segment's capabilities include the maintenance and overhaul of helicopter airframes, engines, and components. This segment also sells repair parts. The Technical Services segment has an experienced staff that performs a range of maintenance tasks under an FAA-approved repair station license. The license includes authority to repair airframes, powerplants, accessories, radios, and instruments and to perform specialized services. PHI Technical Services is also an authorized service center for Bell Helicopter Textron, Inc., American Eurocopter Corporation, and Turbomeca Engine Corporation, and has extensive experience and capabilities in Sikorsky Aircraft Corporation S-76 maintenance and repair. Operating revenues from the Technical Services segment accounted for 7% of consolidated operating revenues during each of the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999 and 6% for the year ended April 30, 1998.

WEATHER AND SEASONAL ASPECTS

Poor visibility, high winds, and heavy precipitation can affect the safe use of helicopters and result in a reduced number of flight hours. A significant portion of the Company's operating revenues is dependent on actual flight hours and a substantial portion of the Company's direct costs is fixed. Thus, prolonged periods of adverse weather can materially and adversely affect the Company's operating revenues and net earnings. In the Gulf of Mexico, the months of December through February have more days of adverse weather conditions than the other months of the year. Also in the Gulf of Mexico, June through November is tropical storm season. When a tropical storm is about to enter the Gulf of Mexico or begins developing, flight activity may increase because of evacuations of offshore workers. However, during tropical storms, PHI is unable to operate offshore.

Additionally, the fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times, which typically result in a reduction in operating revenues during those months. The Company currently operates seventy-nine aircraft equipped to fly pursuant to instrument flight rules ("IFR") in the Gulf, which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules ("VFR"). Poor visibility is the most common of the adverse weather conditions that affects the Company's operations.

INVENTORY

For aircraft maintenance and repair related to PHI helicopters and those repaired by the Technical Services segment, the Company carries an inventory of aircraft parts. Many of these inventory items are parts that have been removed from an aircraft, reworked to a useable condition, and returned to inventory. The Company uses systematic valuation procedures to estimate the costs of these used parts. As a result, the costs and carrying values of inventory reported in the Company's financial statements are impacted by these estimates.

RISKS AND UNCERTAINTIES OF FOREIGN OPERATIONS

Operations in foreign countries generally are subject to various risks attendant to doing business outside the United States. This may include risks of war, general strikes, civil disturbances, currency fluctuations and devaluations and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds, or result in the deprivation of contract rights or the taking of property without fair compensation. No prediction can be made as to what foreign governmental regulations may be enacted in the future that could be applicable to helicopter operations.

SAFETY AND INSURANCE

The operation of helicopters inherently involves a degree of risk. Hazards, such as aircraft accidents, collisions, fire, and adverse weather, are inherent in the business of providing helicopter services and may result in losses of equipment and revenues. The Company's safety record is very favorable in comparison to the record for all United States operators as reflected in industry publications.

The Company is subject to the federal Occupational Safety and Health Act ("OSHA") and similar state statutes. The Company has an extensive safety and health program. The primary functions of the safety staff are to develop Company policies that meet or exceed the safety standards set by OSHA, train Company personnel, and make daily inspections of safety procedures to ensure their compliance with Company policies on safety. Personnel are required to attend safety training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

The Company maintains hull and liability insurance on its aircraft, which generally insures the Company against physical loss of, or damage to, its aircraft and against certain legal liabilities to others. In addition, the Company carries war risk, expropriation, confiscation, and nationalization insurance for its aircraft involved in international operations. In some instances, the Company is covered by indemnity agreements from oil companies, hospitals, and medical programs in lieu of, or in addition to, its insurance. The Company's aircraft are not insured for loss of use. While the Company believes it is adequately covered by insurance and indemnification arrangements, the loss, expropriation or confiscation of, or severe damage to, a material number of its helicopters could adversely affect revenues and profits.

GOVERNMENT REGULATION

As a commercial operator of helicopters, the Company's flight and maintenance operations are subject to regulation by the Federal Aviation Administration (the "FAA") pursuant to the Federal Aviation Act of 1958 (the "Federal Aviation Act", as amended). The FAA has authority to exercise jurisdiction over personnel, aircraft, ground facilities, and other aspects of the Company's business.

The Company transports personnel and property in its helicopters pursuant to an Air Taxi Certificate granted by the FAA under Part 135 of the Federal Aviation Regulations. This certificate contains operating specifications that allow the Company to conduct its present operations but is subject to amendment, suspension, and revocation in accordance with procedures set forth in the Federal Aviation Act. The Company is not required to file tariffs showing rates, fares, and other charges with the FAA. The FAA's regulations, as currently in effect, also require that at least 75% of the Company's voting securities be owned or controlled by citizens of the United States or one of its possessions, and that the president and at least two-thirds of the directors of the Company be United States citizens. The Company's president and all of its directors are United States citizens, and its organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

The National Transportation Safety Board (the "NTSB") is authorized to investigate aircraft accidents and to recommend improved safety standards.

The Company is also subject to the Communications Act of 1934 because of its ownership and operation of a radio communications flight following network throughout the Gulf of Mexico and off the coast of California.

Numerous federal statutes and rules regulate the offshore operations of the Company and the Company's customers, pursuant to which the federal government has the ability to suspend, curtail, or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on the Company. A substantial modification of current offshore operations could adversely affect the economics of such operations and result in reduced demand for helicopter services.

COMPETITION

The Company's business is highly competitive in each of its markets. Many of the Company's contracts are awarded after competitive bidding. The principal aspects of competition are safety, price, reliability, availability, and service.

The Company is the largest operator of helicopters in the Gulf of Mexico. There are two major and several small competitors operating in the Gulf market. Certain of the Company's customers and potential customers in the oil industry operate their own helicopter fleets; however, oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services. Competition in the air medical market continues to increase.

The Technical Services segment competes regionally and nationally against various small and large repair centers in the United States and Canada. Competition has intensified with aggressive pricing and acquisition moves by several service providers and original equipment manufacturers and their subsidiaries.

EMPLOYEES

As of December 31, 2000, the Company employed a total of 1,939 people. As of March 14, 2001, the Company reduced the number of its employees to 1,784 as part of its restructuring as discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

On March 10, 2000, the Company's pilots voted to become represented by the Office and Professional Employees International Union. On February 21, 2001, the National Mediation Board declared that all practical methods for adjusting the dispute between PHI and the OPEIU have been exhausted without affecting a settlement. The NMB released both parties from the mediation process, thereby starting a 30-day cooling off period, which ended at 11:01 p.m. CST March 23, 2001. At this point, the union is free to engage in job actions, including work stoppages, and the Company is free to do whatever is reasonable necessary to continue safe operations. As of March 29, 2001, the Company is unable to predict with any certainty what will happen after this cooling-off period.

AIRCRAFT MAINTENANCE & REPAIR

Because of safety concerns and federal regulations, the Company is required to perform regular inspections and perform maintenance, overhauls, and repairs to its aircraft in accordance with strict guidelines imposed by FAA, NTSB, and the Company itself. The Company incurs significant costs to perform these maintenance, overhauls, and repairs.

CUSTOMERS

The Company's principal customers are major and independent exploration and production companies. The Company also serves oil and gas service companies, hospitals and medical programs, government agencies, and other aircraft owners and operators. The Company's largest customer, a Domestic Oil and Gas customer, accounted for 12%, 13%, 17%, and 16% of operating revenues for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999, and 1998, respectively. The Company's five largest customers accounted for approximately 35% of operating revenues in each of the last four fiscal periods.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. The Company has established reserves for environmental costs, which are described under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters"; and expects to record additions to such reserves in the future periods, to the extent appropriate, as environmental reviews and assessments are conducted during 2001 and estimates of the environmental remediation costs become available.

ITEM 2. PROPERTIES

AIRCRAFT

As of December 31, 2000, 80% of the Company's aircraft were actively assigned as compared with 77% and 78% as of December 31, 1999 and April 30, 1999, respectively. During 2000, demand for flight services began to increase in the Company's Domestic Oil and Gas and Other segment while demand for flight services in the Company's International and Aeromedical segments declined. Certain information regarding the Company's owned and leased fleet as of December 31, 2000 is set forth in the following table:

                                                                                                          CRUISE        APPR.
                                                  NUMBER                                                  SPEED         RANGE
MANUFACTURER                 TYPE                IN FLEET          ENGINE              PASSENGERS         (MPH)        (MILES)
------------            ----------------         --------       -------------          ----------         ------        ------
Bell                    206B-III                     12         Turbine                      4             120            300
                        206L-I, III, IV              87         Turbine                      6             130            310
                        407                          36         Turbine                      6             144            420
                        212(1)                       10         Twin Turbine                13             115            300
                        214ST(1)                      6         Twin Turbine                18             155            450
                        222                           1         Twin Turbine                 8             160            370
                        412(1)                       25         Twin Turbine                13             135            335
Boelkow                 BK-117                        6         Twin Turbine                 6             135            255
                        BO-105                       31         Twin Turbine                 4             135            270
Aerospatiale            AS350 B2                     12         Turbine                      5             140            385
                        AS350 B3                      4         Turbine                      5             140            337
Sikorsky                S-76(1)                      18         Twin Turbine                12             150            400
Kaman                   K-Max K-1200                  1         Turbine                      1             100            225
MIL Design              MIL-8 MTV(1)                  2         Twin Turbine                28             140            310
                                                  -----
                        Total Helicopters           251
                                                  -----
Beechcraft              King Air 200(1)               5         Turboprop                    8             300          1,380
LET                     L410(1)                       2         Turboprop                   15             215            620
Conquest                Cessna 441(1)                 3         Turboprop                    3             330          1,000
                                                  -----
                        Total Fixed Wing             10
                                                  -----
                        Total Aircraft              261
                                                  =====

----------

(1) Equipped to fly under instrument flight rules ("IFR"). All other types listed can only fly under visual flight rules ("VFR"). See Item 1. "Business - Weather and Seasonal Aspects."

Of the 261 aircraft listed, the Company owns 142 and leases 119. Additionally, the Company operates 18 aircraft that are owned or leased by customers that are not reflected in the foregoing tables. Most of the owned aircraft collateralize the Company's long-term debt.

The Company sells aircraft whenever they (i) become obsolescent, (ii) do not fit into future fleet plans, or (iii) are surplus to the Company's needs. The Company often sells its aircraft for more than their book value. However, the Company may not be able to realize more than book value if it were to sell a large number of aircraft in a short period of time.

FACILITIES

The Company currently leases its executive office space in Metairie, Louisiana (Metropolitan New Orleans). The lease covers approximately 8,107 square feet and expires on July 31, 2005.

The Company's principal operating facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately twenty-eight acres and seventeen buildings, with an aggregate of approximately 135,000 square feet, housing the Company's main operational and administrative offices and the main repair and maintenance facility. The Company has extended this lease until completion of a new facility to be leased from The Lafayette Airport Commission at the Lafayette Regional Airport. The lease term for this new facility is for 20 years including three five-year renewal options. The new 253,000 square foot facility is scheduled for completion in September 2001. This move will not have a material effect on operating costs. Under the terms of this lease, there is a commitment by the Company to fund $4 million of construction costs, in which case the monthly lease payments for the first ten years of the lease will be reduced by the amortization of $4 million over ten years at 7% per annum. The Company expects that it will have to fund the $4 million.

The Company owns its Boothville, Louisiana operating facility. The property has a 23,000 square foot building, a 7,000 square foot hangar, and landing pads for 35 helicopters.

The Company also leases property for 12 additional bases to service the oil and gas industry throughout the Gulf and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

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

         C. Houma-Terrebonne Airport (Louisiana) - containing approximately fourteen acres and certain buildings leased under four leases from the Houma-Terrebonne Airport Commission, which expire on August 31, 2001. The Company has landing pads for thirty helicopters on this property.

         D. Galveston (Texas) - containing approximately four acres under a lease that expires May 1, 2001. The Company has operations and maintenance facilities totaling 7,200 square feet and landing pads for 30 helicopters.

         F. Fourchon (Louisiana) - containing approximately eight acres, is under original lease expiring April 30, 2006. The Company has landing pads for ten helicopters on this property.

The Company's other operations related bases in the United States are located along the Gulf in Louisiana at New Orleans, Cameron and Lake Charles; in Texas at Sabine Pass, Port O'Connor, and Rockport; in Alabama at Theodore; and in California at Santa Barbara.

The Company operates also from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

Bases for the Company's international and air medical operations are generally furnished by the customer.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, and its property is not the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

           Name                        Age                                 Position
           ----                        ---                                 --------
  Carroll W. Suggs                      62         Chairman of the Board of Directors and Chief Executive Officer
  Lance F. Bospflug                     46         President
  Michael J. McCann                     53         Chief Financial Officer and Treasurer
  Richard A. Rovinelli                  52         Chief Administrative Officer and Director of Human Resources
  William P. Sorenson                   51         Director of International, Aeromedical, and Technical Services
  Robert D. Cummiskey                   58         Director of Risk Management and Secretary
  Carlin N. Craig                       53         Director of Operations and General Manager - Oil and Gas Aviation Services
  Glendon R. Cornett                    57         Director of Maintenance and FAR 145 Maintenance
  Robert Bouillion                      35         Director of Safety, Health, and Environment
  Michael Hurst                         53         Chief Pilot

Mrs. Suggs became Chairman of the Board in 1990 and Chief Executive Officer in 1992. She also held the office of President from 1994 until September 2000.

Mr. Bospflug joined PHI in September 2000 as President. He previously was President and Chief Executive Officer of T. L. James and Company from 1999 to 2000. Prior to that, he was Executive Vice President and Chief Financial Officer. Mr. Bospflug holds a Masters of Business Administration from the University of South Dakota and is a Chartered Financial Analyst.

Mr. McCann has served as Chief Financial Officer ("CFO") and Treasurer since November 1998. From January 1998 to October 1998, he was the CFO for Global Industries Ltd. and Chief Administrative Officer ("CAO") from July 1996. Prior to that, he was CFO for Sub Sea International, Inc. Mr. McCann is a Certified Public Accountant and holds a Masters of Business Administration from Loyola University.

Mr. Rovinelli joined the Company in February 1999 as Director of Human Resources. From January 1996 to February 1999, he was self-employed. Prior to that, he was Manager, Human Resources for Arco Alaska, Inc., Headquarters Staff Manager, Human Resource Services, Arco Oil and Gas Company, as well as numerous other positions within Arco. Mr. Rovinelli holds a Bachelor of Science Degree in Industrial Psychology from the University of Houston.

Mr. Sorenson became Director of International, Aeromedical, and Technical Services in January 2001. Previously, he was Director of Corporate Marketing/New Business since 1999 after serving as General Manager of Aeromedical Services since November 1995.

Mr. Cummiskey has served as Secretary since 1992 and Director of Risk Management since 1991.

Mr. Craig became Director of Operations in January 2001 and was also named General Manager of Oil and Gas Aviation Services in February 2001. He has been with PHI since 1977 and held the title of Regional Manager of the Eastern Gulf of Mexico from 1992 until his recent appointment.

Mr. Cornett became Director of Maintenance and FAR 145 Maintenance in January 2001. He has served PHI in various positions since 1964 and from 1991 to 2000 was Director of FAR135 Maintenance.

Mr. Bouillion became Director of Safety, Health, and Environment in January 2001. Previously, he was Director of Safety from 1999 to 2000, Assistant Director of Safety from 1998 to 1999, and Director of Industrial Safety from 1995 to 1998.

Mr. Hurst has served as Chief Pilot since 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's voting and non-voting common stock trades on The NASDAQ Stock Market, Small Cap Issuers ("NASDAQ") under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low per share bid prices, as reported by NASDAQ, and dividend information for the Company's voting and non-voting common stock for the fiscal quarters indicated. Effective December 31, 1999, the Company changed its fiscal year end from April 30 to December 31 of each year.


                                                       VOTING                  NON-VOTING
                                                 -------------------       -------------------     DIVIDENDS
                   PERIOD                        HIGH          LOW         HIGH          LOW       PER SHARE
                   ------                        ----          ---         ----          ---       ---------
     January 1, 2000 to March 31, 2000           12.438        9.500       12.000        9.750          --
       April 1, 2000 to June 30, 2000            11.875        8.250       11.125        8.000          --
     July 1, 2000 to September 30, 2000          17.000       10.125       15.750        9.688          --
    October 1, 2000 to December 31, 2000         13.375       11.250       15.000       10.750          --

        May 1, 1999 to July 31, 1999             15.000       11.250       15.000       10.750          0.05
     August 1, 1999 to October 31, 1999          13.750        9.000       12.500        9.375          --
   November 1, 1999 to December 31, 1999          9.875        9.000        9.875        8.750          --

        May 1, 1998 to July 31, 1998             23.000       16.500       21.500       17.875          0.05
     August 1, 1998 to October 31, 1998          18.875       14.000       19.000       14.500          0.05
    November 1, 1998 to January 31, 1999         18.000       15.500       18.875       15.500          0.05
     February 1, 1999 to April 30, 1999          16.000       12.000       16.000       12.000          0.05

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

As of March 13, 2001, there were approximately 1,055 holders of record of the Company's voting common stock and 104 holders of record of the Company's non-voting common stock.

ITEM 6. SELECTED FINANCIAL DATA


                                        Year Ended           Eight Months Ended
                                        December 31,             December 31,                    Year Ended April 30,
                                    --------------------    ----------------------    ----------------------------------------------
                                      2000       1999(3)      1999        1998(3)      1999      1998(4)        1997        1996
                                    --------    --------    --------     --------    --------    --------     --------    --------
Income Statement Data                                      (Thousands of Dollars, except per share data)
   Operating revenues               $232,074    $223,112    $146,380     $170,607    $247,339    $236,582     $211,663    $185,865
   Net earnings (loss)               (12,294)(1)  (5,019)(1)  (2,699)       5,194(1)    2,988(1)    7,417        6,470       6,466
   Net earnings (loss) per share
        Basic                          (2.38)      (0.97)      (0.52)        1.01        0.58        1.45         1.27        1.28
        Diluted                        (2.38)      (0.97)      (0.52)        0.99        0.57        1.43         1.25        1.27
   Cash dividends declared per
      share                               --        0.15        0.05         0.10        0.20        0.20         0.20        0.17

Balance Sheet Data(2)
   Total assets                     $222,755    $223,056    $223,056     $238,011    $231,575    $227,021     $196,631    $161,315
   Total debt                         74,819      77,640      77,640       81,836      80,296      72,619       62,460      37,332
   Working capital                    41,547      54,699      54,699       52,486      51,030      47,971       41,247      26,543
   Shareholders' equity               81,622      93,623      93,623       99,440      96,581      94,705       87,416      81,401

-------------
(1) See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1 - Summary of Significant Accounting Policies (Fiscal Year Change)" and "Note 2 - Special Charges."

(2)  As of the end of the period.

(3) Information for the year ended December 31, 1999 and the eight months ended December 31, 1998 is derived from unaudited financial information and presented for comparison purposes only.

(4) On December 31, 1997, PHI purchased the net assets of Samaritan AirEvac. The results of that acquisition are consolidated with the Company's results effective January 1, 1998. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 - AirEvac acquisition."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999, and 1998 and the related Notes to Consolidated Financial Statements.

OVERVIEW

Despite increased oil and gas prices during 2000 when compared to 1999, activity and revenues of the Company in the Gulf of Mexico, its primary market, although higher than in 1999, remain below the levels achieved in 1998. Additionally, the Company's costs have not yet been fully aligned with revenues, and in the Company's other segments, revenues declined as compared to 1999.

The Company's efforts to effect cost reductions and efficiency measures in several areas have, for the most part, been offset by increased costs in other areas, and its efforts to expand its areas of operation have been disappointing. In late 2000, the Board of Directors approved a plan to restore profitability that included further cost reductions, rate increases for helicopter services, reductions in the work force, divestiture or discontinuance of marginal or unprofitable business efforts, and disposition of redundant aircraft. As a result of actions implemented to date, the Company recorded significant charges in its results for 2000. In addition, a review of inventory produced a significant writedown to record inventory at its estimated net realizable value.

The Company announced an increase in its published rates for helicopter service, effective May 1, 2001 or upon expiration of existing customer contracts. This increase followed an earlier increase announced by the Company, which was effective January 1, 2001. Revenue may decrease as a result of the loss of some customers unwilling to accept the Company's increased rates, which was considered in announcing this latest rate increase.

As the management, the Board of Directors, and employees of PHI continue their efforts to restore profitability, the Company expects that it may have to take additional charges in 2001, and it will face other challenges to its progress. It must make further increases in pilot and mechanic compensation necessary for it to maintain competitive compensation. Also, as discussed below, the Company expects to incur environmental charges in 2001, and must deal with the uncertainty of possible union job action.

RESULTS OF OPERATIONS

The following tables present segment operating revenues and segment operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1999 and 1998, and the years ended April 30, 1999 and 1998:


                                         Year Ended              Eight Months Ended
                                        December 31,                December 31,            Year Ended April 30,
                                   -----------------------     -----------------------     -----------------------
                                     2000         1999(1)       1999(2)       1998(1)       1999(2)      1998(2)(5)
                                   ---------     ---------     ---------    ----------     ---------     ---------
                                                  Thousands of Dollars, except aircraft statistics
Segment operating revenues
   Domestic Oil and Gas and Other
       segment                     $ 149,062     $ 137,087     $  91,004    $  113,221     $ 159,335     $ 163,911
   International segment              21,703        22,336        14,676        16,484        24,112        22,801
   Aeromedical segment                44,282        45,104        30,249        31,982        46,838        35,879
   Technical Services segment         17,027        18,585        10,451         8,920        17,054        13,991
                                   ---------     ---------     ---------    ----------     ---------     ---------
       Total                       $ 232,074     $ 223,112     $ 146,380    $  170,607     $ 247,339     $ 236,582
                                   =========     =========     =========    ==========     =========     =========

Segment operating profit(3)(4)
   Domestic Oil and Gas and Other
       segment                     $  (2,201)    $  (3,052)    $  (2,285)   $   13,188     $  12,678     $  19,287
   International segment                (714)       (2,014)        1,120          (849)       (3,983)           (3)
   Aeromedical segment                (1,454)          489          (488)        1,831         2,864         2,859
   Technical Services segment           (550)        2,965         1,533         1,190         2,661         2,779
                                   ---------     ---------     ---------    ----------     ---------     ---------
       Total                       $  (4,919)    $  (1,612)    $    (120)   $   15,360     $  14,220     $  24,922
                                   =========     =========     =========    ==========     =========     =========

Flight hours
   Domestic Oil and Gas and Other
       segment                       158,094       150,785       100,966       128,560       178,549       204,124
   International segment              22,338        23,529        15,586        17,412        25,355        28,966
   Aeromedical segment                21,490        21,845        14,466        15,111        22,320        18,783
   Other                                 545           581           374           291           498           392
                                   ---------     ---------     ---------    ----------     ---------     ---------
       Total                         202,467       196,740       131,392       161,374       226,722       252,265
                                   =========     =========     =========    ==========     =========     =========

Aircraft operated at period end
   Domestic Oil and Gas and Other
       segment                           204           200           200           226           207           224
   International segment                  29            27            27            35            34            35
   Aeromedical segment                    46            50            50            48            49            48
                                   ---------     ---------     ---------    ----------     ---------     ---------
       Total                             279           277           277           309           290           307
                                   =========     =========     =========    ==========     =========     =========

(1) Information for the year ended December 31, 1999 and the eight months ended December 31, 1998 is derived from unaudited financial information and presented for comparison purposes only.

(2) During 2000, the Company modified its segment disclosure by segregating its previously reported Oil and Gas segment into three separate segments. The Company now identifies four segments that meet the requirements of SFAS 131 for disclosure. The reportable segments are Domestic Oil and Gas and Other, International, Aeromedical, and Technical Services. The Company also modified its methodology for allocating certain of its operating overhead costs. See Note 10 of the Consolidated Financial Statements.

(3) Segment operating profit is profit before tax and excludes unallocated corporate selling, general, and administrative costs and other income, net.

(4)  Includes special charges.  See Note 2 of the Consolidated Financial
     Statements.

(5) On December 31, 1997, PHI purchased the net assets of Samaritan AirEvac. The results of that acquisition are reflected in the Aeromedical segment results effective January 1, 1998. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 12 - AirEvac acquisition.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999 (see
Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this annual report)

For the years ended December 31, 2000 and 1999, the Company recorded significant and special charges that resulted from a reduction in work force, asset writedowns, increases in pilot compensation, and decisions to exit certain operations. Where appropriate, the charges are allocated to the Company's business segments and are included in the respective discussion of each segment.

Domestic Oil and Gas and Other

The Domestic Oil & Gas and Other segment revenues increased 8.7% to $149.1 million for 2000 compared to $137.1 million for the same period in 1999. Increased domestic activity that resulted from increased oil and gas exploration and production activities in the Gulf of Mexico, increased forest fire-fighting activity, and rate increases implemented in January 2000 contributed to the increase.

The segment had a $2.2 million operating loss in 2000 compared to a $3.1 million operating loss for the same period in 1999. The 2000 loss included a $2.4 million charge for the write-down of inventory, $0.9 million for a retroactive pay adjustment for pilots, and $0.8 million for severance costs that were included in special charges. The operating loss in 1999 included $1.3 million of special charges (see Special Charges within this discussion), $1.5 million in charges for environmental remediation, and $1.7 million for the disposition of slow-moving inventory. Operating margin of (1.5)% for 2000 compares to (2.2)% for the same period last year. The decrease in operating loss was primarily due to increased revenues, lower aircraft depreciation, and rate increases in January 2000. Increases in pilot compensation, aircraft repairs and maintenance, fuel, insurance, helicopter rent, and pilot training costs partially offset the decrease in operating loss. The increased fuel costs were the result of both increased flight activity and increased fuel prices.

International

The International segment's revenues decreased 2.8% to $21.7 million for 2000 compared to $22.3 million for the same period in 1999. Decreased revenues that resulted from the closure of certain operations in South America were primarily responsible for the decrease. Increased revenue of certain other foreign locations partially offset the decrease.

The International segment had a $0.7 million operating loss for 2000 compared to a $2.0 million operating loss for the same period in 1999. Operating margin of (3.3)% for 2000 compares to (9.0)% for the same period last year. The operating loss in 2000 included a $0.3 million charge for the write-down of inventory, $0.1 million for a retroactive pay adjustment for pilots, and $0.1 million for severance costs that were included in special charges. The operating loss in 1999 included $3.5 million of special charges (see Special Charges within this discussion). In 2000, increased repairs, maintenance, and insurance, and the decreased revenues also negatively impacted operating profit.

Aeromedical

The Aeromedical segment's revenue decreased 1.8% to $44.3 million for 2000 compared to $45.1 million during the same period in the prior year. The decrease in revenues is primarily attributable to decreased revenue and activity in the Company's AirEvac operations in Arizona. In November 1999, the Company restructured its Arizona operations and reduced the number of its aircraft in that operation.

The Aeromedical segment had an operating loss of $1.5 million for 2000 compared to operating income of $0.5 million for the same period in 1999. The operating loss in 2000 included a $0.7 million charge for the write-down of inventory and $0.2 million for a retroactive pay adjustment for pilots. Operating margin was (3.3)% for the year ended December 31, 2000 and compares to 1.1% for the same period in 1999. In addition to the inventory write-down and the increased pilot pay, increased repairs and maintenance, fuel, helicopter rental, and pilot training costs, and the decreased revenues contributed to the lower operating profit. Lower labor costs that were primarily attributable to AirEvac's restructuring partially offset the decrease in operating profit.

Technical Services

Technical Services segment operating revenues for 2000 were $17.0 million compared to $18.6 million in the prior year, a decrease of 8.4%. The decrease in operating revenues was primarily attributable to work performed on two large contracts for the refurbishment and overhaul of two helicopters and a large parts sale, all occurring during the year ended December 31,

1999. An ongoing contract to provide maintenance to certain military aircraft commenced in the second quarter of 2000, which partially offset the decrease.

Technical Services operating profit decreased to a $0.6 million operating loss for the year compared to $3.0 million operating profit for 1999. The operating loss in 2000 included a $0.9 million charge for the write-down of inventory and $0.2 million for severance costs that were recorded in Special Charges. The operating margin was (3.2)% in the year ended December 31, 2000 and 16.0% in the year ended December 31, 1999.

OTHER INCOME, NET

Other income, net, was $3.2 million for 2000 as compared to $7.9 million for the prior year. The other income, net, for 2000 included $4.0 million of net gains on aircraft sales and other asset dispositions offset by $0.7 million equity in net losses of investee companies. The net gains on aircraft sales and other asset dispositions during 1999 were $8.7 million, offset by $0.8 million in equity in net losses of investee companies.

DIRECT EXPENSES

Direct expenses for 2000 increased by $15.8 million, or 7.5%, to $225.6 million compared to $209.8 million in the prior year. The direct expenses in 2000 included a $4.3 million charge for the write-down of inventory and $1.2 million for a retroactive pay adjustment for pilots. In 1999, there were $1.5 million in charges for environmental remediation and a $1.7 million charge for the disposition of slow-moving inventory. The increase in 2000 was also due to the increase in flight activity and higher repairs and maintenance, fuel, insurance, helicopter rental, and pilot training costs.

Depreciation expense included in direct expenses for 2000 was $12.5 million compared to $14.1 million in the prior year. Total depreciation expense was $13.7 million and $15.3 million for the same two periods, respectively. The decrease was attributable to a reduction in the number of owned aircraft and to the change in estimated useful lives and residual values implemented in May 1999. (See Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this annual report).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the year ended December 31, 2000 decreased by 1.6% to $18.2 million compared to $18.5 million in the same period in the prior year. Selling, general, and administrative expense in 1999 included severance costs totaling $1.1 million. Adjusting for such severance costs, selling, general, and administrative expense increased $0.8 million in 2000, which was mostly the result of higher bad debt provisions. The Company is in the process of a thorough review of these expenses to attempt to reduce them or retard further increases.

SPECIAL CHARGES

In the fourth quarter of 2000, in connection with the plan to restore profitability, the Company recorded Special Charges of $3.6 million that included severance costs of $1.1 million, impairment of an investment in and receivables from a joint venture totaling $1.7 million, and impairment of property and equipment of $0.8 million.

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

INTEREST EXPENSE

Interest expense was $5.8 million for the year ended December 31, 2000 and $5.9 million for the year ended December 31, 1999. Lower debt levels during 2000, compared to the debt levels in 1999, offset the effect of increased interest rates in 2000.

INCOME TAXES

Income tax benefit for the year ended December 31, 2000 increased $2.6 million to $5.5 million. The effective tax rates were 30.9% and 36.6% for the years ended December 31, 2000 and 1999, respectively. The lower effective rate for the year ended December 31, 2000 is the result of permanent differences between book income and tax income and the effect of state income taxes.

EIGHT MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH EIGHT MONTHS ENDED DECEMBER 31, 1998 (see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this annual report)

For the eight months ended December 31, 1999 and 1998, the Company recorded significant and special charges that resulted from restructuring, changes in market conditions, and decisions by the Company to exit certain operations. Where applicable, the charges are appropriately allocated to the Company's business segments and are included in the respective discussion of each segment.

Domestic Oil and Gas and Other

The Domestic Oil & Gas and Other segment revenues decreased 19.6% to $91.0 million for the eight months ended December 31, 1999 compared to $113.2 million during the same period in the prior year. The decrease was the result of the decreased oil and gas exploration activities in the Gulf of Mexico.

The Domestic Oil & Gas and Other segment had a $2.3 million operating loss for the eight months ended December 31, 1999 compared to $13.2 million operating profit for the same period in 1998. The operating loss for the eight months ended December 31, 1999 included $1.5 million in charges for environmental remediation (see Environmental Matters within the Management's Discussion and Analysis of Financial Condition and Results of Operations). Operating margin of (2.5)% for the eight months ended December 31, 1999 compares to 11.6% for the same period in 1998. The decreased operating profit was primarily due to the significant decline in operating revenues and activities and to the $1.5 million environmental costs recorded in the eight months ended December 31, 1999. Also, as a percent of revenue, repairs and maintenance and labor costs were higher for the eight months ended December 31, 1999. Lower aircraft depreciation, insurance, and rent partially offset the decrease in operating profit.

International

The International segment revenues decreased 11.0% to $14.7 million for the eight months ended December 31, 1999 compared to $16.5 million during the same period in the prior year. The decreased revenues were primarily the result of decreased activities for oil and gas customers in South America and Angola.

The International segment had $1.1 million of operating profit for the eight months ended December 31, 1999 compared to a $0.8 million operating loss for the same period in 1998. The operating loss for the eight months ended December 31, 1998 included $2.5 million of special charges (see Special Charges within this discussion). The lower revenues along with increased maintenance and repair costs negatively impacted operating profit for the eight months ended December 31, 1999.

Aeromedical

The Aeromedical segment revenues decreased 5.4% to $30.2 million for the eight months ended December 31, 1999 compared to $32.0 million during the same period in the prior year. The decrease in revenues is primarily attributable to decreased revenue and activity in the Company's AirEvac operations in Arizona.

The Aeromedical segment had an operating loss of $0.5 million for the eight months ended December 31, 1999 compared to operating profit of $1.8 million for the same period in 1998. Operating margin was (1.6)% for the eight months ended December 31, 1999 and compares to 5.7% for the same period in 1998. Increased repairs and maintenance and the decreased revenues contributed to the lower operating income.

Technical Services

Technical Services segment operating revenues for the eight months ended December 31, 1999 were $10.5 million compared to $8.9 million in the prior year, an increase of 17.2%. Technical Services operating profit increased to $1.5 million for the eight months ended December 31, 1999 compared to $1.2 million for 1999. The operating margin was 14.7% in the eight months ended December 31, 1999 and 13.3% in the eight months ended December 31, 1998. The increase in operating revenues and operating margin was primarily attributable to work performed on two large contracts for the refurbishment and overhaul of two helicopters and a large parts sale, all occurring during the eight months ended December 31, 1999.

OTHER INCOME, NET

Other income, net, was $5.9 million for the eight months ended December 31, 1999 as compared to $1.5 million for the same period in 1998. The other income, net, for the eight months ended December 31, 1999 included $6.6 million of net gains on aircraft sales and other asset dispositions. The net gains on aircraft sales and other asset dispositions during the eight months ended December 31, 1998 were $1.4 million. Also, the eight months ended December 31, 1999 included $0.7 million equity in net losses of investee companies, which compares to $0.1 million equity in net income of investee companies recorded in the eight months ended December 31, 1998.

DIRECT EXPENSES

Direct expenses for the eight months ended December 31, 1999 decreased by 3.4% to $139.9 million compared to $144.9 million in the same period in 1998. The decrease was due to the significant overall decline in operating activities and lower aircraft depreciation, insurance, and rent expenses. The $1.5 million of environmental remediation (see Environmental Matters within the MD&A) recorded in the eight months ended December 31, 1999 and the Technical Services segment's increase in cost of sales partially offset the decrease in direct expenses. Also, as a percentage of revenue, repairs and maintenance and labor costs were higher for the eight months ended December 31, 1999.

Depreciation expense included in direct expenses for the eight months ended December 31, 1999 was $8.8 million compared to $10.0 million in the prior year. Total depreciation expense was $9.7 million and $11.4 million for the same two periods, respectively. The decrease was attributable to a reduction in the number of owned aircraft and to the change in estimated useful lives and residual values implemented in May 1999. (See Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this annual report).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the eight months ended December 31, 1999 increased by 3.7% to $12.4 million compared to $11.9 million in the same period in the prior year. The increase was primarily due to an increase in Y2K compliance and certain other computer programming costs, general salary increases for administrative employees, and the reassignment of certain employees to administrative positions. During the eight months ended December 31, 1999, the Company also recorded severance costs totaling $1.1 million in selling, general, and administrative expenses related to a reduction in its number of employees.

SPECIAL CHARGES

During the eight months ended December 31, 1998, in connection with management's decision to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $2.5 million. The Special Charges included impairment of certain foreign based joint ventures amounting to $1.4 million and impairment of property and equipment of $1.1 million.

INTEREST EXPENSE

Interest expense was $4.0 million for the eight months ended December 31, 1999 and $4.1 million for the eight months ended December 31, 1998. The decrease was primarily due to slightly lower debt levels during the eight months ended December 31, 1999, compared to the debt levels in same period in 1998.

INCOME TAXES

Income tax benefit for the eight months ended December 31, 1999 was $1.3 million and the income tax expense for the eight months ended December 31, 1998 was $3.6 million. The effective tax rates were 31.7% and 41.0% for the two periods, respectively. The lower effective rate for the eight months ended December 31, 1999 is the result of permanent differences between book income and tax income.

YEAR ENDED APRIL 30, 1999 COMPARED WITH THE YEAR ENDED APRIL 30, 1998

For the year ended April 30, 1999, the Company recorded significant and special charges that resulted from restructuring, changes in market conditions, and decisions by the Company to exit certain operations. Where applicable, the charges are appropriately allocated to the Company's business segments and are included in the respective discussions of each segment.

Domestic Oil and Gas and Other

The Domestic Oil & Gas and Other segment revenues decreased 2.8% to $159.3 million for the year ended April 30, 1999 compared to $163.9 million during the same period ended April 30, 1998. The decrease was the result of the decreased oil and gas exploration activities in the Gulf of Mexico.

The Domestic Oil & Gas and Other segment had $12.7 million operating profit for the year ended April 30, 1999 compared to $19.3 million operating profit for the same period ended April 30, 1998. The operating profit for the year ended April 30, 1999 included $1.3 million of special charges (see Special Charges within this discussion) and $1.7 million for the disposition of slow-moving inventory. Operating margin of 8.0% for the year ended April 30, 1999 compares to 11.8% for the same period in 1998. The decreased operating profit was primarily due to the decline in operating revenues and activities, the inventory provision and special charges, and higher depreciation expense and labor costs recorded in the year ended April 30, 1999.

International

The International segment revenues increased 5.7% to $24.1 million for the year ended April 30, 1999 compared to $22.8 million during the same period ended April 30, 1998. The increased revenues were primarily the result of increased activities in Angola.

The International segment had a $4.0 million operating loss for the year ended April 30, 1999 compared to less than a $0.1 million operating loss for the same period ended April 30, 1998. The operating loss for the year ended April 30, 1999 included $6.0 million of special charges (see Special Charges within this discussion).

Aeromedical

The Aeromedical segment revenues increased 30.5% to $46.8 million for the year ended April 30, 1999 compared to $35.9 million during the same period ended April 30, 1998. The increase in revenues was attributable to the benefit of a full year of results of the Company's AirEvac operations in Arizona. The Company acquired AirEvac in December 1997.

The Aeromedical segment had operating profits of $2.9 million for each of the years ended April 30, 1999 and 1998. Operating margin was 6.1% for the eight months ended December 31, 1999 and compares to 8.0% for the same period in 1998. Increased overhead as a result of the AirEvac acquisition contributed to the lower operating profit as a percent of revenue.

Technical Services

The Technical Services segment operating revenues for the year ended April 30, 1999 were $17.1 million compared to $14.0 million in the same period ended April 30, 1998, an increase of 21.9%. Technical Services operating profit decreased to $2.7 million for the year ended April 30, 1999 compared to $2.8 million for the year ended April 30, 1998. The operating margin was 15.6% in the year ended April 30, 1999 and 19.9% in the year ended April 30, 1998. The increase in operating revenues was primarily attributable to work performed on two large contracts for the refurbishment and overhaul of two helicopters and a large parts sale, all occurring during the year ended April 30, 1999.

OTHER INCOME, NET

Other income, net, was $3.5 million for the year ended April 30, 1999 as compared to $2.3 million for the same period ended April 30, 1998. The other income, net, for the year ended April 30, 1999 included $3.6 million of net gains on aircraft sales and other asset dispositions. The net gains on aircraft sales and other asset dispositions during the year ended April 30, 1998 were $3.2 million. Also, the year ended April 30, 1998 included a $1.0 million charge related to the discontinuance of a joint venture in South America.

DIRECT EXPENSES

Direct expenses for the year ended April 30, 1999 increased by 5.5% to $214.5 million compared to $203.4 million in the same period ended April 30, 1998. The increase was due to the $1.7 million charge for the disposition of slow-moving inventory, the Technical Services segment's increase in cost of sales, increased aircraft depreciation, and the full year of AirEvac's expenses recorded for the year ended April 30, 1999.

Depreciation expense included in direct expenses for the year ended April 30, 1999 was $15.3 million compared to $11.8 million in the prior year. Total depreciation expense was $16.2 million and $12.5 million for the same two periods, respectively. The increase was attributable to the acquisition of additional aircraft and to the acquired AirEvac assets.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the year ended April 30, 1999 increased by 1.2% to $18.0 million compared to $17.8 million in the same period ended April 30, 1998. The increase was primarily due to the full year of AirEvac's expenses recorded for the year ended April 30, 1999. The increase was partially offset by a decline in computer software costs.

SPECIAL CHARGES

During the year ended April 30, 1999, in connection with expense reduction efforts and management's decision to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $7.3 million. The Special Charges included impairment of certain foreign based joint ventures amounting to $3.8 million, severance costs of $1.3 million, impairment of property and equipment of $1.6 million, and other charges of $0.6 million.

INTEREST EXPENSE

Interest expense was $6.0 million for the year ended April 30, 1999 and $5.1 million for the year ended April 30, 1998. The increase was primarily due to higher debt levels that resulted from the Company's AirEvac acquisition.

INCOME TAXES

Income tax expense for the year ended April 30, 1999 was $2.0 million and the income tax expense for the year ended April 30, 1998 was $5.1 million resulting in effective tax rates of 40.6% and 40.7% respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of December 31, 2000 was $0.9 million compared to $1.7 million at December 31, 1999. Working capital decreased $13.2 million from $54.7 million at December 31, 1999 to $41.5 million at December 31, 2000. Net cash provided by operating activities during the year ended December 31, 2000 was $9.4 million. Net cash provided by operating activities and $24.1 million of aircraft sales funded payments of long-term debt and purchases of property and equipment.

Total long-term debt including capital lease commitments decreased $2.8 million from December 31, 1999 to $74.9 million at December 31, 2000. The current portion of the long-term debt was $9.7 million at December 31, 2000. On January 31, 2001, the revolving credit facility portion of the Company's credit agreement converted to a term loan, thereby increasing total annual principal payments on long term debt to approximately $13 million. As a result of its losses, PHI was not in compliance with certain of its loan covenants in 2000, but did obtain appropriate waivers from its lenders, as well as amendments to certain covenant requirements during 2001, in return for additional collateral. The Company is in discussions with its bank group to restructure its credit agreement to include an extension of the conversion date of its revolving credit facility and make other changes to the credit agreement's terms and conditions.

The Company's primary credit facility consists of a $45.0 million revolving credit facility that converted to a term loan on January 31, 2001 (the "term loan") and a capital loan facility of $30 million (the "capital loan"). There is no additional capacity for borrowing under these facilities, nor is other borrowing permitted. The capital loan is payable in fixed quarterly principal payments of $1.0 million until maturity on November 10, 2005 and the term loan is payable in quarterly installments of principal of approximately $2.25 million. The current interest rate on these facilities is LIBOR plus 3%, an effective rate of 8.61% at March 15, 2001. As a result of its operating losses, the Company was not in compliance with certain of its debt covenants at December 31, 2000, but did obtain from its lenders appropriate waivers, as well as amendments to certain covenant requirements during 2001 in return for additional collateral.

The amount spent for the purchase and completion of aircraft improvements and engines and other property and equipment was $28.2 million for 2000, compared to $22.3 million for the twelve months ended December 31, 1999. At December 31, 2000, the Company had purchase commitments to purchase property and equipment for approximately $11.2 million.

The Company will lease a new principal operating facility for twenty years, effective September 2001. Under the terms of the new facility lease, the Company has committed to fund $4.0 million of construction costs. Any such amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

The Company believes that the combination of cash flow from operations and aircraft sales will fund required debt principal and interest payments and necessary capital expenditures during 2001. Capital expenditures, including expenditures for aircraft fleet upgrade, will be limited and will continue to be so until the Company is able to reverse its losses and generate an acceptable cash flow from operations.

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, was effective beginning in the fourth quarter of fiscal year 2000. Management has concluded that its existing revenue recognition policies comply in all material respects with the guidance in SAB No. 101.

                              ENVIRONMENTAL MATTERS

Since 1996, the Company has conducted environmental reviews and assessments at selected domestic bases and currently has recorded an aggregate estimated liability of $3.0 million for environmental remediation costs that were probable and estimable at December 31, 2000. The Company recorded no significant additional provisions for the year ended December 31, 2000. However, the Company began conducting environmental site surveys at its Lafayette facility in late 2000, and the Company anticipates that it will also conduct environmental site surveys at certain other facilities during 2001. As a result of information available to date, it is expected that the results of these surveys will require additional provisions for environmental remediation costs in 2001, but the Company is currently unable to estimate the amount of additional provisions that may be necessary.

                                UNION JOB ACTION

As a result of unsuccessful attempts to negotiate a bargaining agreement with the union elected to represent its pilots, on March 23, 2001, the union and the Company were in a position to take so called "self-help" measures to strengthen their positions. The union has indicated that it plans to conduct a campaign of selected work stoppages and other disruptive actions. The Company has developed contingency plans to cope with these actions but is unable at this time to predict the effect of any union actions on its revenues and earnings.

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

At December 31, 2000, the Company was a party to interest rate swaps with notional amounts totaling $40.0 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The swaps mature in 2003. The swaps require the Company to pay an average interest rate of 5.78% on the notional amount and, in turn, receive LIBOR interest rates. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. As described in Note 8 to the consolidated financial statements, the estimated fair value of these interest rate swaps was less than $0.1 million at December 31, 2000.

At December 31, 2000, $72.5 million of the Company's long-term debt had variable interest rates of which $40.0 million was effectively converted to fixed interest rates through the interest rate swaps. Based on debt outstanding and interest rate swap agreements in place at December 31, 2000, a 100 basis point increase in variable interest rates would increase the Company's interest expense in the year ending 2001 by $0.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Petroleum Helicopters, Inc.

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2000 and the eight months ended December 31, 1999. Our audits also included the financial statement schedule for the year ended December 31, 2000 and the eight months ended December 31, 1999 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the eight months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended December 31, 2000 and the eight months ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
New Orleans, Louisiana

March 29, 2001

                          Independent Auditors' Report

The Board of Directors and Shareholders
Petroleum Helicopters, Inc.

We have audited the accompanying consolidated balance sheet of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended April 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the two-year period ended April 30, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of April 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended April 30, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1999 the Company adopted the method of accounting for computer software costs prescribed by Statement of Position 98-1.

/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
June 11, 1999

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                               DECEMBER 31,   DECEMBER 31,    APRIL 30,
                                                                   2000           1999           1999
                                                               ------------   ------------    ---------
                           ASSETS

Current Assets:
    Cash and cash equivalents                                    $    863       $  1,663       $  3,025
    Accounts receivable - net of allowance:
       Trade                                                       39,399         36,917         39,724
       Other                                                        3,490          3,558          2,511
    Inventory                                                      35,175         37,277         34,902
    Other current assets                                            5,112          2,987          1,658
    Refundable income taxes                                         3,852          3,922          3,368
                                                                 --------       --------       --------
                Total current assets                               87,891         86,324         85,188
                                                                 --------       --------       --------

Other                                                               3,008          1,685          1,827
Property and equipment, net                                       131,856        135,047        144,560
                                                                 --------       --------       --------
                Total Assets                                     $222,755       $223,056       $231,575
                                                                 ========       ========       ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities                     $ 30,047       $ 20,013       $ 22,210
    Accrued vacation payable                                        6,553          6,020          6,057
    Current maturities of long-term debt and capital
       lease obligations                                            9,744          5,592          5,891
                                                                 --------       --------       --------
                Total current liabilities                          46,344         31,625         34,158
                                                                 --------       --------       --------
Long-term debt and capital lease obligations, net of
    current maturities                                             65,075         72,048         74,405
Deferred income taxes                                              17,600         17,776         19,411
Other long-term liabilities                                        12,114          7,984          7,020
Commitments and contingencies (Note 9)
Shareholders' Equity:
    Voting common stock - par value of $0.10;
         authorized shares of 12,500,000                              279            279            279
    Non-voting common stock - par value of $0.10;
         authorized shares of 12,500,000                              237            237            237
    Additional paid-in capital                                     12,045         11,729         11,717
    Retained earnings                                              69,061         81,378         84,348
                                                                 --------       --------       --------
                Total shareholders' equity                         81,622         93,623         96,581
                                                                 --------       --------       --------
                Total Liabilities and Shareholders' Equity       $222,755       $223,056       $231,575
                                                                 ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)


                                                              EIGHT MONTHS
                                               YEAR ENDED         ENDED         YEAR ENDED      YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,      APRIL 30,       APRIL 30,
                                                  2000             1999            1999             1998
                                              ------------    -------------      ---------       ---------
Revenues:
     Operating revenues                        $ 232,074        $ 146,380        $ 247,339       $ 236,582
     Other income, net                             3,247            5,909            3,543           2,264
                                               ---------        ---------        ---------       ---------
                                                 235,321          152,289          250,882         238,846
Expenses:
     Direct expenses                             225,567          139,902          214,516         203,421
     Selling, general and administrative          18,165           12,359           18,017          17,798
     Special charges                               3,571               --            7,298              --
     Interest expense                              5,813            3,978            6,017           5,118
                                               ---------        ---------        ---------       ---------
                                                 253,116          156,239          245,848         226,337
                                               ---------        ---------        ---------       ---------

Earnings (loss) before income taxes              (17,795)          (3,950)           5,034          12,509
Income taxes                                      (5,501)          (1,251)           2,046           5,092
                                               ---------        ---------        ---------       ---------

Net earnings (loss)                            $ (12,294)       $  (2,699)       $   2,988       $   7,417
                                               =========        =========        =========       =========

Earnings (loss) per common share:
        Basic                                  $   (2.38)       $   (0.52)       $    0.58       $    1.45
        Diluted                                $   (2.38)       $   (0.52)       $    0.57       $    1.43

Weighted average common shares
      outstanding                                  5,164            5,160            5,167           5,115
Incremental common shares                             --               --               60              81
                                               ---------        ---------        ---------       ---------
Weighted average common shares
      and common share equivalents                 5,164            5,160            5,227           5,196
                                               =========        =========        =========       =========

Dividends declared per common share            $      --        $    0.05        $    0.20       $    0.20

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (THOUSANDS OF DOLLARS AND SHARES)


                                            VOTING                        NON-VOTING
                                         COMMON STOCK                    COMMON STOCK            ADDITIONAL
                                   ------------------------        -----------------------        PAID-IN         RETAINED
                                    SHARES          AMOUNT          SHARES          AMOUNT         CAPITAL        EARNINGS
                                   --------        --------        --------        --------       --------        --------
Balance at April 30, 1997             2,801        $    280           2,294        $    229       $ 10,810        $ 76,097
   Stock Options Exercised               --              --              65               7            888              --
   Other                                 --              --              --              --              8              --
   Net Earnings                          --              --              --              --             --           7,417
   Dividends                             --              --              --              --             --          (1,031)
                                   --------        --------        --------        --------       --------        --------
Balance at April 30, 1998             2,801             280           2,359             236         11,706          82,483
   Stock Options Exercised               --              --               9               1             78              --
   Other                                 (8)             (1)             (2)             --            (67)            (67)
   Net Earnings                          --              --              --              --             --           2,988
   Dividends                             --              --              --              --             --          (1,056)
                                   --------        --------        --------        --------       --------        --------
Balance at April 30, 1999             2,793             279           2,366             237         11,717          84,348
   Other                                 --              --               1              --             12              --
   Net Loss                              --              --              --              --             --          (2,699)
   Dividends                             --              --              --              --             --            (271)
                                   --------        --------        --------        --------       --------        --------
Balance at December 31, 1999          2,793             279           2,367             237         11,729          81,378
   Stock Issued to Employees             --              --               5              --             --              --
   Other                                 --              --               1              --            316             (23)
   Net Loss                              --              --              --              --             --         (12,294)
                                   --------        --------        --------        --------       --------        --------
Balance at December 31, 2000          2,793        $    279           2,373        $    237       $ 12,045        $ 69,061
                                   ========        ========        ========        ========       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                      EIGHT MONTHS
                                                        YEAR ENDED        ENDED         YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,     APRIL 30,       APRIL 30,
                                                           2000            1999            1999            1998
                                                         --------        --------        --------        --------
Cash flows from operating activities:
    Net earnings (loss)                                  $(12,294)       $ (2,699)       $  2,988        $  7,417
    Adjustments to reconcile net earnings
      (loss) to net cash provided by (used in) operating
      activities:
       Depreciation                                        13,713           9,655          16,193          12,534
       Deferred income taxes                               (3,858)         (1,635)            239             933
       Gain on asset dispositions                          (3,967)         (6,595)         (3,583)         (3,313)
       Special charges                                      2,464              --           6,172              --
       Equity in net (earnings) losses of investee
         companies                                            716             806              40            (242)
       Other                                                  655              --              --              --
    Changes in operating assets and liabilities:
      Accounts receivable                                  (2,414)          1,516           3,633         (12,042)
      Inventory                                             2,102          (2,375)           (859)         (3,682)
      Refundable income taxes                                  70            (554)         (3,368)          1,344
      Other assets                                          1,602            (875)           (505)           (127)
      Accounts payable, accrued liabilities and
         vacation payable                                  10,567          (1,992)         (4,326)          5,800
      Income taxes payable                                     --              --          (1,046)          1,046
      Other long-term liabilities                              (5)            933             917             840
                                                         --------        --------        --------        --------
    Net cash provided by (used in) operating
      activities                                            9,351          (3,815)         16,495          10,508
                                                         --------        --------        --------        --------
Cash flows from investing activities:
    Investments in and advances to affiliates              (1,266)           (580)           (424)         (8,730)
    Proceeds from notes receivable                            292              --              --              --
    Purchase of property and equipment                    (28,179)        (10,047)        (42,271)        (25,475)
    Proceeds from asset dispositions                       24,142          16,254          19,881          13,982
                                                         --------        --------        --------        --------
    Net cash provided by (used in) investing
      activities                                           (5,011)          5,627         (22,814)        (20,223)
                                                         --------        --------        --------        --------
Cash flows from financing activities:
    Proceeds from long-term debt                           23,500          12,000          30,000          31,150
    Payments on long-term debt                            (28,640)        (14,656)        (22,324)        (20,991)
    Proceeds from exercise of stock options and
      other                                                    --              --             (50)            895
    Dividends paid                                             --            (518)         (1,035)         (1,023)
                                                         --------        --------        --------        --------
    Net cash provided by (used in) financing
      activities                                           (5,140)         (3,174)          6,591          10,031
                                                         --------        --------        --------        --------
Increase (decrease) in cash and cash equivalents             (800)         (1,362)            272             316
Cash and cash equivalents, beginning of year                1,663           3,025           2,753           2,437
                                                         --------        --------        --------        --------
Cash and cash equivalents, end of year                   $    863        $  1,663        $  3,025        $  2,753
                                                         ========        ========        ========        ========


         The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations, Basis of Consolidation, and Other General Principles

         Since its inception, Petroleum Helicopters, Inc.'s primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. The Company also provides aircraft maintenance services to third parties and air medical transportation services for hospitals and medical programs.

         The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its majority-owned subsidiaries ("PHI" or the "Company") after the elimination of all significant intercompany accounts and transactions. For its investments of 20% to 50% in affiliates, which are primarily foreign affiliates, the Company uses the equity method of accounting.

         Current Developments

         In late 2000, the Board of Directors approved a plan to restore the profitability of the Company that included cost reductions, rate increases for helicopter services, reductions in the work force, divesture or discontinuance of marginal or unprofitable business efforts, and disposition of redundant aircraft. Further, the Company is in the process of restructuring its maintenance operations at its main facility in Lafayette, Louisiana and a review of inventory produced a $4.3 million writedown to record inventory at its estimated net realizable value. The Company anticipates that it will take several months for its operations to reflect the results of these actions.

         The Company's primary credit facility consists of a $45.0 million revolving credit facility that converted to a term loan on January 31, 2001 and a capital loan facility of $30.0 million (see Note 4 to the Consolidated Financial Statements). There currently is no additional capacity for borrowing under these facilities, nor is other borrowing permitted. The capital loan is payable in fixed quarterly payments of $1.0 million until maturity on November 10, 2005 and the converted revolver is payable in fixed quarterly principal payments of $2.25 million. The credit facility is subject to certain financial covenants, which include maintaining certain levels of working capital, tangible net worth, and cash flow coverage; and contains other provisions that restrict capital expenditures and payment of dividends. As a result of its operating losses, the Company was not in compliance with certain of its debt covenants as of December 31, 2000, but did obtain from its lenders appropriate waivers as well as amendments to certain covenant requirements during 2001 in return for additional collateral. The Company is in discussions with its bank group to restructure its credit agreement to include a postponement of the conversion of its revolving credit facility and make other changes to the credit agreement's terms and conditions. The Company believes that the combination of cash flows from operations and aircraft sales will fund required debt principal and interest payments and necessary capital expenditures during 2001.

         On March 10, 2000, the Company's pilots voted to become organized under the Office and Professional Employees International Union ("OPEIU"). As a result of unsuccessful attempts to negotiate a bargaining agreement with the OPEIU, on March 23, 2001, the union and the Company were in a position to take so called "self-help" measures to strengthen their positions. The union has indicated that it plans to conduct a campaign of selected work stoppages and other disruptive actions. The Company has developed contingency plans to cope with these actions, but is unable at this time to predict the effect of any union action on its revenues and earnings.

         Revenue Recognition

         The Company recognizes revenue related to aviation transportation services after the services are preformed or the contractual obligations are met. Aircraft maintenance service revenues are generally recognized at the time the repair or service work is completed. Revenues related to emergency flights generated by the Company's subsidiary, Air Evac Services, Inc. ("AirEvac") are recorded net of contractual allowances under agreements with third party payors when the services are provided.

         Fiscal Year Change

         Effective December 31, 1999, the Company changed its fiscal year-end to December 31 of each year. The consolidated statements of operations, shareholders' equity and cash flows for the period from May 1, 1999 to December 31, 1999 represent a transition period of eight months, which is referred to as the eight months ended December 31, 1999.

         The following is a comparative summary of the operating results for years ended December 31, 2000 and December 31, 1999 and the eight month periods ended December 31, 1999 and December 31, 1998:

                                                        YEAR ENDED                 EIGHT MONTHS ENDED
                                             -----------------------------     -----------------------------
                                                              DECEMBER 31,                       DECEMBER 31,
                                              DECEMBER 31,       1999           DECEMBER 31,        1998
                                                 2000         (UNAUDITED)          1999         (UNAUDITED)
                                              ------------    ------------     ------------     ------------
                                                              (in thousands, except per share amounts)
Revenues:
     Operating revenues                        $ 232,074        $ 223,112        $ 146,380        $ 170,607
     Other income, net                             3,247            7,931            5,909            1,522
                                               ---------        ---------        ---------        ---------
                                                 235,321          231,043          152,289          172,129
Expenses:
     Direct expenses                             225,567          209,769          139,902          144,852
     Selling, general and administrative          18,165           18,461           12,359           11,915
     Special charges                               3,571            4,846               --            2,452
     Interest expense                              5,813            5,889            3,978            4,105
                                               ---------        ---------        ---------        ---------
                                                 253,116          238,965          156,239          163,324
                                               ---------        ---------        ---------        ---------

Earnings (loss) before income taxes              (17,795)          (7,922)          (3,950)           8,805
Income taxes                                      (5,501)          (2,903)          (1,251)           3,611
                                               ---------        ---------        ---------        ---------

Net earnings (loss)                            $ (12,294)       $  (5,019)       $  (2,699)       $   5,194
                                               =========        =========        =========        =========

Earnings (loss) per common share:

        Basic                                  $   (2.38)       $   (0.97)       $   (0.52)       $    1.01
        Diluted                                $   (2.38)       $   (0.97)       $   (0.52)       $    0.99

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash Equivalents

         The Company considers cash equivalents to include demand deposits and investments with original maturity dates of three months or less.

         Inventories

         The Company's inventories are stated at the lower of average cost or market and consist primarily of spare parts and aviation fuel. Portions of the Company's inventories are used parts that are often exchanged with parts removed from aircraft. The Company uses systematic valuation procedures to estimate the cost of the used parts. Valuation reserves related to obsolescent and excess inventory were $3.7 million, $2.2 million and $2.2 million at December 31, 2000 and 1999 and April 30, 1999, respectively.

         Change in Accounting Estimate

         Effective May 1, 1999, the Company changed the estimated useful lives on its aircraft from ten years to fifteen years and also increased the residual values from 25% to 30%. The Company believes the revised estimated useful lives and residual values more appropriately reflect its financial results by better matching costs over the estimated useful lives of these assets. The effect of this change on net income for the eight months ended December 31, 1999 was an increase of approximately $1.1 million ($0.21 per diluted share).

         Property and Equipment

         The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of fifteen years for flight equipment and three to ten years for other equipment. Generally, the Company uses a 30% residual value in the calculation of depreciation for its flight equipment. The Company uses accelerated depreciation methods for tax purposes. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.

         The Company defers any gains resulting from the sale and leaseback of assets and amortizes the gain over the lease term. For the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and 1998, the gains deferred on sale and leaseback transactions were $2.9 million, $1.2 million, $0.6 million, and $1.7 million, respectively.

         The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When an asset is determined to be impaired, the Company recognizes the impairment amount, which is measured by the amount that the carrying value of the asset exceeds its fair value. Similarly, the Company reports assets that it expects to sell at the lower of the carrying amount or fair value less costs to sell.

         Self-Insurance

         The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported.

         The Company does not presently have any significant obligations for post employment benefits.

         Concentration of Credit Risk

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its short-term invested cash in overnight repurchase agreements with a bank. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2000.

         PHI conducts a majority of its business with major and independent oil and gas exploration and productions companies with operations in the Gulf of Mexico. The Company also provides services to the medical centers, ambulance services, and U. S. and foreign governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $2.2 million, $0.8 million and $1.7 million at December 31, 2000, December 31, 1999, and April 30, 1999, respectively. The Company's largest domestic oil and gas customer accounted for $27.2 million, $19.7 million, $41.1 million, and $38.4 million of consolidated operating revenues for year ended December 31, 2000, the eight months ended December 31, 1999, and years ended April 30, 1999 and 1998, respectively. The Company also carried accounts receivable from this same customer totaling 12%, 13%, and 15% of net trade accounts receivable on December 31, 2000, December 31, 1999, and April 30, 1999, respectively.

         Stock Compensation

         The Company uses the intrinsic value method of accounting for employee stock-based compensation prescribed by Accounting Principles Board
         (APB) Opinion No. 25 and, accordingly, follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". See Note 6.

         Accounting for Computer Software

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes criteria for when these types of costs should be expensed as incurred or capitalized. The Company has implemented SOP 98-1 on a prospective basis as of May 1, 1998 resulting in approximately $1.2 million of costs being capitalized during the year ended April 30, 1999 that would have been expensed under the Company's previous accounting method for such costs. This increased net earnings by $0.7 million or $0.13 per diluted share for the year ended April 30, 1999. Post-implementation costs are being expensed in accordance with the SOP and capitalized costs are being amortized over their estimated useful life.

         Income Taxes

         The Company provides for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities measurement uses enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of any tax rate changes in income of the period that included the enactment date.

         Earnings per Share

         The Company computes basic earnings (loss) per share by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings
         (loss) per share computation uses the weighted average number of shares outstanding adjusted for incremental shares attributed to dilutive outstanding options to purchase common stock and non-vested restricted stock awards. The diluted share base for the year ended December 31, 2000 and the eight months ended December 31, 1999 excludes incremental shares of 10,488 and 34,972, respectively, related to employee stock options and restricted stock awards that are antidilutive as a result of the Company's net loss for those periods.

         Derivative Financial Instruments

         The Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The Company has estimated the fair value of the interest rate swap agreements using quotes from counterparties. The fair value of the agreements represents the cash effect if the Company had settled the existing agreements at December 31, 2000 and 1999 and April 30, 1999. See Note 4 and Note 8 of these consolidated financial statements.

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, was effective beginning in the fourth quarter of fiscal year 2000. Management has concluded that its existing revenue recognition policies comply in all material respects with the guidance in SAB No. 101.

(2)      SPECIAL CHARGES

         Special Charges recorded consisted of the following:

                                                             Year Ended
                                                       -----------------------
                                                       December 31,  April 30,
Description                                               2000          1999
-----------                                            ------------  ----------
                                                       (Thousands of dollars)
Severance and related costs (Approximately
     (120 and 37 employees, respectively)                $1,106       $1,345
Impairment of property and equipment                        782        1,548
Impairment of certain foreign based joint ventures        1,683        3,801
Other                                                        --          604
                                                         ------       ------
         Total                                           $3,571       $7,298
                                                         ======       ======

         During the year ended December 31, 2000, in connection with management's decision to reduce costs and to recognize the impairment of certain assets, the Company recorded Special Charges of $3.6 million ($2.5 million on an after tax basis or $0.48 per diluted share). Additionally, the Company recorded a $4.3 million charge for the write down of inventory, included in direct expenses, as a result of an analysis of its overhaul and maintenance operations including requirements for its fleet. At December 31, 2000, the Company carried a liability for the $1.1 million of severance and related costs shown above, of which substantially all was paid in the first quarter of 2001.

         During the year ended April 30, 1999, in connection with management's decision to reduce costs and to recognize the impairment of assets as a result of decreased activity, the Company recorded Special Charges of $7.3 million ($4.4 million on an after tax basis or $0.84 per diluted share). Additionally, a charge of $1.7 million was recognized during the year-ended April 30, 1999 for the disposition of slow moving inventories and is included in direct expenses. At April 30, 1999, $0.8 million of these charges remained in accrued liabilities, which was comprised of $0.3 million for employee severance / benefits and $0.5 million for other charges; substantially all of which was paid by December 31, 1999.

(3)      PROPERTY AND EQUIPMENT

         The following table summarizes the Company's property and equipment at December 31, 2000, December 31, 1999, and April 30, 1999.

                                    DECEMBER 31,     DECEMBER 31,     APRIL 30,
                                       2000             1999             1999
                                    ------------     ------------     ---------
                                                (Thousands of dollars)
Flight equipment                     $ 212,492        $ 214,638        $ 231,300
Other                                   42,448           42,231           41,030
                                     ---------        ---------        ---------
                                       254,940          256,869          272,330
Less accumulated depreciation         (123,084)        (121,822)        (127,770)
                                     ---------        ---------        ---------
   Property and equipment, net         131,856          135,047          144,560
                                     =========        =========        =========

         Property and equipment at December 31, 2000 includes aircraft with a net book value of $3.1 million that is held for sale.

(4)      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations at December 31, 2000, December 31, 1999, and April 30, 1999 consisted of the following:

                                                            DECEMBER 31,        DECEMBER 31,          APRIL 30,
                                                               2000                1999                  1999
                                                            ------------        ------------          ----------
                                                                          (Thousands of dollars)
  Secured term loan notes due November 10, 2005,
     due in quarterly installments of  $1,000,000
     bearing interest (9.76% on December 31, 2000)            $  30,000           $   40,465          $  44,134
  Secured notes due October 31, 2005 and November
     10, 2005, under revolving credit facilities totaling
     $45,000,000 bearing interest (at rates varying
     between 9.55% and 10.50% on
     December 31, 2000)                                          42,500               34,500             31,500
  Secured 10 year promissory notes due in monthly
     installments of $72,000 commencing July 9,
     1993 with a fixed interest rate of 7.0%                        --                 2,675              4,662
  Capitalized lease obligations payable in 72 monthly
     installments of $27,561, including imputed
     interest of 9.36%, commencing January 29, 2001,
     with a final payment of $1,418,945 due
     January 29, 2007                                             2,319                  --                 --
                                                              ---------           ----------          ---------
  Total debt                                                     74,819               77,640             80,296
  Less current maturities                                         9,744                5,592              5,891
                                                              ---------           ----------          ---------
  Long-term debt                                              $  65,075           $   72,048          $  74,405
                                                              =========           ==========          =========

         Maturities of long-term debt and capital lease obligations are as follows:

                                            (Thousands
                                            of dollars)
                                            -----------
2001                                         $ 9,744
2002                                          12,630
2003                                          12,643
2004                                          12,657
2005                                          25,547
Thereafter                                     1,598
                                             -------
    Total                                    $74,819
                                             =======

         At December 31, 2000, the following assets and their related net book values are pledged as collateral on long-term debt and capital lease obligations aggregating $74.8 million:

                                             (Thousands
                                            of dollars)
                                            -----------
Equipment, net of depreciation               $ 49,216
Inventory                                      30,880
Accounts receivable, net                       37,794
                                             --------
    Total                                    $117,890
                                             ========

         On November 30, 1998, the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. This amended and restated agreement was further amended subsequent to November 30, 1998. The most recent amendment occurred on March 29, 2001. The agreement provides a $40.0 million revolving credit facility and a $40.0 million term credit facility. The loan is secured by substantially all of the Company's assets. The secured term and revolving loan agreement permits both prime rate based borrowings and "LIBOR" borrowings plus a spread. The spread for LIBOR borrowings is 3.0%. The term credit facility is payable in fixed quarterly principal payments of $1.0 million until maturity on November 10, 2005. At December 31, 2000, December 31, 1999, and April 30, 1999, $30.0 million, $36.0 million and $39.0 million, respectively, was outstanding on the term credit facility. On January 31, 2001, the revolving credit facility converted to a term loan. At December 31, 2000, December 31, 1999, and April 30, 1999, $37.5
         million, $29.5 million, and $26.5 million, respectively, was outstanding on the revolving credit facility. The Company paid a 0.38% commitment fee on the unused portion of the revolving credit facility. The commitment fee was less than $0.1 million for each of the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and 1998. Under the converted term loan, quarterly installments of $1.9 million, beginning April 30, 2001, are due through its October 31, 2005 maturity.

         On January 29, 1999, the Company's wholly-owned subsidiary, AirEvac and the Company's principal lending group amended its original loan agreement dated December 31, 1997. This agreement provides $5.0 million and $6.25 million revolver and term credit facilities, respectively. This loan is secured by certain assets of AirEvac and is guaranteed by the Company. The loan agreement permits both prime rate based borrowings and LIBOR borrowings plus a spread. The spread is 3.0%. During 2000, the Company prepaid all remaining balances on its term credit facility. At December 31, 1999 and April 30, 1999, $4.5 million and $5.1 million, respectively, was outstanding on the term notes. On November 10, 2000, the revolver credit facility converted to a term loan. Under the converted term loan, twenty quarterly installments of $0.3 million, beginning February 10, 2001, are due until its November 10, 2005 maturity. At each of December 31, 2000, December 31, 1999 and April 30, 1999, $5.0 million was outstanding on the revolving credit facility.

         The loan agreement with the principal lending group requires that the Company either prepay the term loans with proceeds from the sale of collateralized equipment or pledge additional equipment as collateral to replace the sold equipment. The credit facility is subject to certain financial covenants, which include maintaining certain levels of working capital, tangible net worth, and cash flow coverage; and contains other provisions that restrict capital expenditures and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. As a result of its operating losses, the Company was not in compliance with certain of its debt covenants at December 31, 2000, but did obtain from its lenders appropriate waivers as well as amendments to certain covenant requirements during 2001 in return for additional collateral with a net book value of $11.5 million. Such agreements also limit the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. At April 30, 1999, the Company received a waiver allowing the $9.0 million in special charges and inventory writedowns (see Notes to Consolidated Financial Statements, Note 2) to be excluded from the dividend restriction calculation, thus allowing the payment of dividends in May 1999.

         During 2000, the Company entered into a capital lease for two aircraft. Under the capital lease, the Company will begin making 72 monthly lease payments of less than $0.1 million on January 29, 2001 with a final payment of $1.4 million due on January 29, 2007. The implied interest rate on the capital lease is 9.36%. As a result of this transaction, the Company recorded $2.3 million in property, plant, and equipment and a related capital lease obligation for the same amount.

         As discussed in Note 1, the Company uses derivative instruments on a limited basis to manage risks related to interest rates. At each of December 31, 2000, December 31, 1999, and April 30, 1999, the Company had interest rate swap agreements with notional amounts totaling $40.0 million that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2003 and require the Company to pay a weighted-average interest rate of 5.78% over their composite lives and to receive a variable rate, which was 6.76% at December 31, 2000. Based upon the current spread, the effect of these agreements is to limit interest rate exposure to 7.08% on $20.0 million of the Company's revolving credit facility, 7.69% on $10.0 million and 7.27% on $10.0 million of the Company's term loan. Using the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of interest expense in the Consolidated Statements of Operations. The interest rate swap agreements had the effect of reducing interest expense by $0.3 million for the year ended December 31, 2000 and increasing interest expense by $0.1 million, $0.2 million and less than $0.1 million for the eight months ended December 31, 1999 and for the years ended April 30, 1999 and 1998, respectively.

         Cash paid for interest, net of amounts paid or received in connection with the interest rate swaps was $5.8 million, $3.0 million $5.7 million and $4.6 million for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and 1998, respectively.

(5)      INCOME TAXES

         Income tax expense (benefit) is composed of the following:

                                                 EIGHT MONTHS
                                   YEAR ENDED       ENDED        YEAR ENDED     YEAR ENDED
                                   DECEMBER 31,   DECEMBER 31,    APRIL 30,     APRIL 30,
                                      2000           1999           1999          1998
                                   ------------  -------------   ----------     -----------
                                                     (Thousands of dollars)
Current:
     Federal                         $(2,013)       $  (185)       $   544       $ 3,264
     State                              (447)            (8)           271           644
     Foreign                             817            577            992           251
Deferred - principally Federal        (3,858)        (1,635)           239           933
                                     -------        -------        -------       -------
      Total                           (5,501)       $(1,251)       $ 2,046       $ 5,092
                                     =======        =======        =======       =======

         Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                                         YEAR ENDED           EIGHT MONTHS ENDED          YEAR ENDED               YEAR ENDED
                                     DECEMBER 31, 2000        DECEMBER 31, 1999          APRIL 30, 1999          APRIL 30, 1998
                                   --------------------      --------------------      -------------------     -------------------
                                                            (Thousands of dollars, except percentage amounts)
                                    Amount         %         Amount          %         Amount         %         Amount        %
                                   -------      -------      -------      -------      -------     -------     -------     -------
Income taxes at statutory rate     $(6,050)         (34)     $(1,343)         (34)     $ 1,712          34     $ 4,253          34
Increase (decrease) in taxes
  resulting from:
  Effect of state income taxes        (356)          (2)        (158)          (4)         179           4         514           4
  Other items - net                    905            5          250            6          155           3         325           3
                                   -------      -------      -------      -------      -------     -------     -------     -------
      Total                        $(5,501)         (31)     $(1,251)         (32)     $ 2,046          41     $ 5,092          41
                                   =======      =======      =======      =======      =======     =======     =======     =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000, December 31, 1999, and April 30, 1999 are presented below:

                                                      DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                          2000           1999         1999
                                                      ------------   ------------   ---------
                                                               (Thousands of dollars)
Deferred tax assets:
   Tax credits                                           $ 3,229       $ 1,874       $ 1,896
   Vacation accrual                                        2,276         2,088         2,134
   Inventory valuation                                       907           657           880
   Workman's compensation reserve                            243           313           448
   Allowance for uncollectible accounts                    1,246           293           620
   Deferred gains                                          2,349           971         1,253
   Other                                                   2,878         4,121         3,458
   Net operating loss                                      1,860         1,524            --
                                                         -------       -------       -------
     Total deferred tax assets                           $14,988       $11,841       $10,689
                                                         -------       -------       -------

                                                      DECEMBER 31,   DECEMBER 31,   APRIL 30,
                                                          2000           1999         1999
                                                      ------------   ------------   ---------
                                                               (Thousands of dollars)
Deferred tax liabilities:
   Tax depreciation in excess of book depreciation       $28,159       $28,616       $28,571
   Other                                                     747         1,001         1,529
                                                         -------       -------       -------
     Total deferred tax liabilities                       28,906        29,617        30,100
                                                         -------       -------       -------
         Net deferred tax liabilities                    $13,918       $17,776       $19,411
                                                         =======       =======       =======


         No valuation allowance was recorded against the deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences. At December 31, 2000, other current assets includes $3.7 million of deferred tax assets.

         For Federal income tax purposes, the Company has net operating loss carryforwards ("NOLs") of approximately $4.4 million that, if not used will expire in 2021. In addition, the Company has foreign tax credits of approximately $2.4 million, which expire in 2004 through 2006. The Company also has approximately $0.8 million of alternative minimum tax credit carryforwards, which are not subject to expiration and are available to offset future regular income taxes subject to certain limitations. Additionally, for state income tax purposes, the Company has NOLs of approximately $8.0 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2012 through 2021.

         Income taxes paid were approximately $0.6 million, $4.9 million, and $3.5 million for the eight months ended December 31, 1999 and the years ended April 30, 1999 and 1998, respectively. The Company received income tax refunds of approximately $2.2 million during the year ended December 31, 2000.

(6)      EMPLOYEE BENEFIT PLANS

         Savings and Retirement Plans

         The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. Effective July 1999, the plan provides that the Company match 200% of up to 3% of employee contributions. Previously, the Company matched 100% of the first 3% of their contributions. The Company's contribution was $4.1 million, $2.4 million, $2.1 million, and $1.7 million for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999, and 1998, respectively.

         The Company maintains a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides certain senior management with supplemental retirement and death benefits at age 65. The SERP plan provides supplemental retirement benefits that are based on each participant's salary at the time of entrance into the plan. Occasionally, the Company's board of directors may increase certain individuals' benefits. The benefit is one-third of each participant's annual salary of $200,000 or less, plus one-half of each participant's annual salary that is in excess of $200,000, if applicable. The plan does not provide for automatic benefit increases. During 2000, the Company's board of directors amended the plan to provide for partial vesting. The assumed discount rate was 6.85% for the year ended December 31, 2000 and 7.50% for the eight months ended December 31, 1999 and the years ended April 30, 1999 and 1998. The Company recorded plan costs of $0.4 million for the year ended December 31, 2000 and $0.3 million for each of the eight months ended December 31, 1999 and the years ended April 30, 1999 and 1998.

         The SERP plan is an unfunded plan. However, the Company has purchased life insurance contracts in anticipation of using the life insurance's cash values and death benefits to help fulfill the obligations of the plan. The Company may sell or redeem the contracts at any time without any obligation to the plan participants.

         The Company maintains an Officer Deferred Compensation Plan and a Director Deferred Compensation Plan. The plans permit key officers and all directors to defer a portion of their compensation. The plans are nonqualified and unfunded.

         Stock Based Compensation and Other Compensation Plans

         Under PHI's 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Plan"), the Company may grant non-qualified stock options and stock appreciation rights to selected employees for up to 100,000 shares of the

         Company's non-voting common stock. Options issued under the plan may be exercisable at a price of not less than 25% of the related stock's fair market value at the date of grant. The options may be exercised any time after one year from the date of grant until their expiration at five years from such date. At December 31, 2000, there were no options or stock appreciation rights outstanding under the Plan and grants were available for 34,000 shares. The Company does not expect to issue any additional options or rights under the Plan.

         Under the PHI 1995 Incentive Plan (the "1995 Plan"), the Company is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock. In May 2000, the Company's Board of Directors increased the number of non-voting common stock available under the plan from 325,000 shares to 575,000 shares. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. The exercise price of the stock option grants is equal to the fair market value of the underlying stock at the date of grant.

         During the years ended December 31, 2000 and April 30, 1998, the Company did not issue any shares, options, or rights under the 1995 Plan. During the eight months ended December 31, 1999, the Company granted 30,000 voting stock options and 142,000 non-voting stock options under the 1995 Plan. The voting and non-voting stock options vest 25% on each of the first, second, third, and fourth anniversary date of the issues and expire on July 14, 2009. During the year ended April 30, 1999, the Company granted 11,691 non-voting restricted shares (net of forfeitures), 4,000 voting stock options, and 15,000 non-voting stock options under the 1995 Plan. The restricted shares had a fair value of $20.00 per share on the date of issue and will become unrestricted on July 31, 2001. The voting stock options are 100% vested and expire on July 30, 2007. The non-voting stock options vest 20% on each of the first through fifth anniversary date of the issue and expire on October 31, 2008.

         At December 31, 2000, there were 116,520 voting shares and 336,016 non-voting shares available for issuance under the 1995 Plan. The Company has recorded $0.1 million of compensation expense related to the 1995 Plan in each of the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999 and less than $0.1 million for the year ended April 30, 1998. The balance of unearned stock compensation expense to be amortized over future periods was less than $0.1 million at December 31, 2000.

         On October 30, 1998, the shareholders of PHI adopted the Directors Stock Compensation Plan (the "Directors Plan") to (i) allow all non-employee directors ("Directors") to receive his or her annual retainer in the form of PHI's non-voting common stock, and (ii) provide for the automatic annual grant of options to Directors to purchase 2,000 shares of non-voting common stock. The Directors Plan also provides for the voluntary deferral of all or a portion of the stock awards or fees otherwise payable to each Director. All non-employee members of the Board of Directors of PHI participate in the Plan. The Company may issue up to 150,000 shares under the Directors Plan. The Company issued 547 shares and 2,388 deferred stock awards during the year ended December 31, 2000. The Company issued 1,277 shares and 4,908 deferred stock awards during the eight months ended December 31, 1999. During the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999, the Company issued 4,165, 10,000 and 6,000 options, respectively, to purchase non-voting common stock. At December 31, 2000, 120,715 shares were available for issue under the Directors Plan.

         The following table summarizes employee stock option activities for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999, and 1998. All of the options were issued with an exercised price equal to or greater than the market price of the stock at the time of issue.

                                                                  1995 Plan Options
                              1992 Plan      Director        -----------------------                         Weighted
                              Options -       Plan -                            Non-                          Average
                             Non-Voting      Non-Voting       Voting           Voting          Total       Exercise Price
                             ----------      ----------      --------         -------         -------      --------------
Balance outstanding at
  April 30, 1997                58,500              --         43,680          92,169         194,349           11.50
Options lapsed/canceled         (9,000)             --        (19,200)         (4,350)        (32,550)          14.20
Options exercised              (49,500)             --             --         (12,369)        (61,869)          14.10
                              --------        --------       --------         -------         -------
Balance outstanding at
  April 30, 1998                    --              --         24,480          75,450          99,930            9.01
Options granted                     --           6,000          4,000          15,000          25,000           16.38
Options lapsed/canceled             --              --             --          (5,493)         (5,493)           8.50
Options exercised                   --              --             --          (9,240)         (9,240)           8.50
                              --------        --------       --------         -------         -------
Balance outstanding at
  April 30, 1999                    --           6,000         28,480          75,717         110,197           10.75
Options granted                     --          10,000         30,000         142,000         182,000           12.67
                              --------        --------       --------         -------         -------
Balance outstanding at
  December 31, 1999                 --          16,000         58,480         217,717         292,197           11.95
Options granted                     --           4,165             --              --           4,165            8.38
Options lapsed/canceled             --              --             --          (2,000)         (2,000)          12.75
                              --------        --------       --------         -------         -------
Balance outstanding at
  December 31, 2000                 --          20,165         58,480         215,717         294,362           11.89
                              ========        ========       ========         =======         =======
Shares exercisable at
  December 31, 2000                 --           6,000         35,980         101,717         143,697           11.02

         The following table summarizes information about stock options outstanding as of December 31, 2000:


                                   Options Outstanding                  Options Exercisable
                      ---------------------------------------------  ---------------------------
                                        Weighted-
                                         Average          Weighted-                    Weighted-
                                        Remaining          Average                     Average
   Range of             Number         Contractual        Exercise      Number         Exercise
Exercise Prices       Outstanding      Life (Years)        Price     Exercisable         Price
---------------       -----------      ------------       --------   -----------       ---------
$8.38  - $ 8.50          64,882            4.7             $ 8.49       60,717           $ 8.50
$9.75  - $ 9.81          30,480            5.9               9.77       20,480             9.75
$12.75 -  13.25         170,000            8.5              12.84       42,500            12.84
$14.88 - $16.31          23,000            7.2              16.02       14,000            15.88
    $16.75                6,000            7.9              16.75        6,000            16.75
                        -------                                        ------
                        294,362            7.3              11.89      143,697            11.02
                        =======                                        =======

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

                                                                     EIGHT MONTHS
                                                  YEAR ENDED             ENDED              YEAR ENDED           YEAR ENDED
                                                  DECEMBER 31,        DECEMBER 31,           APRIL 30,           APRIL 30,
                                                      2000               1999                  1999                 1998
                                                  ------------       -------------          -----------          -----------
                                                           (Thousands of dollars and shares, except per share data)
Net earnings (loss) - as reported                   $(12,294)            $(2,699)              $2,988              $7,417
Net earnings (loss) - pro forma                      (12,366)             (2,868)               2,967               7,516
Diluted earnings (loss) per share - as reported        (2.38)              (0.52)                0.57                  1.43
Diluted  earnings (loss) per share - pro forma         (2.39)              (0.56)                0.57                  1.45
Average fair value of grants during the year            5.13                1.95                 5.87                N/A
Black-Sholes option pricing model assumptions:
     Risk-free interest rate                            6.50%               6.50%                6.50%               N/A
     Expected life (years)                               6.0                 4.0                  4.0                 N/A
     Volatility                                        58.07%              27.00%               27.00%               N/A
     Dividend yield                                       --                0.53%                1.39%               N/A

(7)      OTHER ASSETS

         Other assets include investments in and advances to affiliates, including a 50% ownership interest in Clintondale Aviation, Inc. ("Clintondale"), a New York corporation that operates helicopters and fixed-wing aircraft primarily in Kazakhstan. PHI also leases four aircraft to Clintondale.

         In December 2000, the Company initiated discussions to exit its ownership interest in Clintondale. In conjunction with the plan, the Company recorded an impairment charge of $1.7 million to its investment in and advances to Clintondale.

(8)      FINANCIAL INSTRUMENTS

         Fair Value - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 2000, December 31, 1999, and April 30, 1999. The table excludes cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, all of which had fair values approximating carrying amounts.

                                       DECEMBER 31, 2000          DECEMBER 31, 1999                APRIL 30, 1999
                                   ------------------------    -------------------------      -----------------------
                                   Carrying       Estimated     Carrying       Estimated      Carrying      Estimated
                                    Amount       Fair Value      Amount       Fair Value       Amount      Fair Value
                                   --------      ----------     --------      ----------      --------     ----------
                                                               (Thousands of dollars)
Financial Liabilities:
  Long-term debt and capital
     lease obligations             $  74,819      $  74,819     $  77,640     $   77,640      $  80,296     $  80,296
Off balance sheet exposures:
  Interest rate swaps                    --              38           --           1,455            --           (188)

         The fair value of long-term debt and capital lease obligations also approximates its carrying amount. The fair value of the interest rate swaps is an estimate based on quotes from counterparties and approximates the amount that the Company would receive (pay) to cancel the contracts on the reporting date.

 (9)     COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options. Rental expense incurred under these leases consisted of the following:

                           EIGHT MONTHS
              YEAR ENDED       ENDED      YEAR ENDED     YEAR ENDED
              DECEMBER 31,  DECEMBER 31,   APRIL 30,      APRIL 30,
                  2000          1999         1999          1998
                -------       -------       -------       -------
                             (Thousands of dollars)
Aircraft        $15,773       $ 8,902       $14,522       $15,080
Other             2,548         1,383         2,064         1,836
                -------       -------       -------       -------
    Total       $18,321       $10,285       $16,586       $16,916
                =======       =======       =======       =======


         The Company will lease a new principal operating facility for twenty years, effective September 2001. Under the terms of the new facility lease, there is a commitment by the Company, under certain circumstances, to fund $4.0 million of construction costs. The Company expects that it will have to fund the $4.0 million. Any such amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

         The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes projected lease payments for the new principal operating facility.


                  Aircraft         Other
                 ----------      ---------
                  (Thousands of dollars)
2001             $   17,619      $   1,201
2002                 17,128            882
2003                 15,113            657
2004                 14,373            546
2005                 13,434            479
Thereafter           37,346          9,938
                 ----------      ---------
                 $  115,013      $  13,703
                 ==========      =========


         Environmental Matters - The Company has conducted environmental reviews and assessments at certain of its operating bases. In connection with the assessments, the Company has recorded aggregated estimated liabilities of $3.0 million, $3.0 million, and $1.8 million for environmental remediation costs that were probable and estimable at December 31, 2000, December 31, 1999, and April 30, 1999. The Company recorded no significant additional provisions for the year ended December 31, 2000.

         The Company began conducting environmental site surveys in late 2000 at its Lafayette, Louisiana facility, which will be vacated in 2001 when the Company moves to its new facility. Initial phases of the surveys have identified certain contamination. However, until the surveys are complete, the Company cannot reasonably estimate the extent of that contamination and the associated costs of remediation. The Company expects to complete the survey during the second quarter of 2001. The Company anticipates that it will also conduct environmental site surveys at certain other Gulf Coast facilities during 2001. It is expected that the results of the surveys discussed above will require additional provisions for environmental remediation costs in 2001, but the Company is currently unable to estimate the amount of additional provisions that may be necessary.

         The Company expensed environmental costs, including provisions, of $0.3 million, $1.5 million, $0.4 million, and $0.7 million for year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999, and 1998, respectively, related to remediation, monitoring, and prevention efforts.

         Legal Matters - The Company is named as a defendant in various legal actions which have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

         Purchase Commitments - At December 31, 2000, the Company had commitments to purchase seven aircraft for approximately $11.2 million.

(10)     BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of the Company's segments is based on how the chief operating decision-maker of the Company evaluates the Company's results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs. During 2000, the Company modified its segment disclosure by segregating its previously reported Oil and Gas segment into three separate segments. The Company now identifies four segments that meet the requirements of SFAS 131 for disclosure. The reportable segments are Domestic Oil and Gas and Other, International, Aeromedical, and Technical Services. The Company also modified its methodology for allocating certain of its operating overhead costs.

         The Domestic Oil and Gas and Other segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The Domestic Oil and Gas and Other segment also provides helicopter services to certain domestic governmental agencies involved with forest-fire fighting activities. The International segment provides helicopters in various foreign countries to oil and gas customers, including national oil companies, and certain U.S. and foreign governmental agencies. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's AirEvac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services for a variety of helicopter owners and operators.

         The following tables show information about the profit or loss and assets of each of the Company's reportable segments for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and 1998. The information contains certain allocations, including allocations of depreciation, rents, insurance, interest, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate other income, net, and corporate selling, general, and administrative costs to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company's consolidated financial statements. Prior year information has been restated to reflect the Company's current Segments. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short term investments, other current assets, and certain property, plant, and equipment.

                                                      EIGHT MONTHS
                                         YEAR ENDED       ENDED        YEAR ENDED    YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    APRIL 30,     APRIL 30,
                                            2000           1999           1999           1998
                                          --------       --------       --------       --------
                                                         (Thousands of dollars)
OPERATING REVENUES:
     Domestic Oil and Gas and Other       $149,062       $ 91,004       $159,335       $163,911
     International                          21,703         14,676         24,112         22,801
     Aeromedical                            44,282         30,249         46,838         35,879
     Technical Services                     17,027         10,451         17,054         13,991
                                          --------       --------       --------       --------
         TOTAL                            $232,074       $146,380       $247,339       $236,582
                                          ========       ========       ========       ========

                                                         EIGHT MONTHS
                                          YEAR ENDED         ENDED         YEAR ENDED       YEAR ENDED
                                         DECEMBER 31,     DECEMBER 31,      APRIL 30,        APRIL 30,
                                            2000              1999            1999             1998
                                         ------------    -------------     -----------      ----------
                                                                (Thousands of dollars)
OPERATING PROFIT (1):
     Domestic Oil and Gas and Other       $  (2,201)       $  (2,285)       $  12,678        $  19,287
     International                             (714)           1,120           (3,983)              (3)
     Aeromedical                             (1,454)            (488)           2,864            2,859
     Technical Services                        (550)           1,533            2,661            2,779
                                          ---------        ---------        ---------        ---------
         NET SEGMENT OPERATING
             PROFIT (LOSS)                   (4,919)            (120)          14,220           24,922
UNALLOCATED COSTS                           (16,123)          (9,739)         (12,729)         (14,677)
OTHER INCOME, NET                             3,247            5,909            3,543            2,264
                                          ---------        ---------        ---------        ---------
EARNINGS (LOSS) BEFORE TAXES              $ (17,795)       $  (3,950)       $   5,034        $  12,509
                                          =========        =========        =========        =========

EXPENDITURES FOR LONG-LIVED
  ASSETS

     Domestic Oil and Gas and Other       $  21,879        $   7,725        $  38,214        $  20,891
     International                            5,291                5            2,172            1,514
     Aeromedical                                621            1,368              203            1,937
     Technical Services                         190              246              135               64
     Corporate                                  198              703            1,547            1,069
                                          ---------        ---------        ---------        ---------
         TOTAL                            $  28,179        $  10,047        $  42,271        $  25,475
                                          =========        =========        =========        =========

 DEPRECIATION AND
  AMORTIZATION
     Domestic Oil and Gas and Other       $   8,537        $   6,077        $  10,547        $   8,155
     International                            1,262            1,117            1,801            1,579
     Aeromedical                              2,483            1,505            2,806            2,040
     Technical Services                         246              151              154               72
     Corporate                                1,185              805              885              688
                                          ---------        ---------        ---------        ---------
         TOTAL                            $  13,713        $   9,655        $  16,193        $  12,534
                                          =========        =========        =========        =========

 INTEREST EXPENSE
     Domestic Oil and Gas and Other       $   3,703        $   2,565        $   3,825        $   3,580
     International                              603              524              697              745
     Aeromedical                              1,299              821            1,266              734
     Technical Services                          --               --               --               --
     Corporate                                  208               68              229               59
                                          ---------        ---------        ---------        ---------
         TOTAL                            $   5,813        $   3,978        $   6,017            5,118
                                          =========        =========        =========        =========

ASSETS
     Domestic Oil and Gas and Other       $ 151,820        $ 160,778        $ 155,478        $ 153,010
     International                           27,281           20,627           28,795           28,596
     Aeromedical                             24,274           25,541           30,113           31,918
     Technical Services                      12,443           10,475           10,188            7,694
     Corporate                                6,937            5,635            7,001            5,803
                                          ---------        ---------        ---------        ---------
         TOTAL                            $ 222,755        $ 223,056        $ 231,575        $ 227,021
                                          =========        =========        =========        =========



         (1) Includes special charges as discussed in Note 2 - Special Charges of the Consolidated Financial Statements

       The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

                                       EIGHT MONTHS
                          YEAR ENDED      ENDED         YEAR ENDED     YEAR ENDED
                         DECEMBER 31,   DECEMBER 31,    APRIL 30,      APRIL 30,
                            2000           1999           1999           1998
                          --------       --------       --------       --------
                                         (Thousands of dollars)
OPERATING REVENUES:
     United States        $210,371       $131,704       $223,227       $213,781
     Angola                 14,163          9,333         14,541         12,891
     Other Foreign           7,540          5,343          9,571          9,910
                          --------       --------       --------       --------
         TOTAL            $232,074       $146,380       $247,339       $236,582
                          ========       ========       ========       ========

LONG-LIVED ASSETS:
     United States        $110,615       $121,583       $128,541       $121,161
     Angola                  3,631          4,097          5,240          2,120
     Other Foreign          17,610          9,367         10,779         11,838
                          --------       --------       --------       --------
         TOTAL            $131,856       $135,047       $144,560       $135,119
                          ========       ========       ========       ========

(11)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The summarized quarterly results of operations for the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999 (in thousands of dollars, except per share data) are as follows:

                                                          QUARTER ENDED
                                    -----------------------------------------------------------
                                    MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                      2000            2000            2000             2000
                                    --------        --------        --------        --------
                                          (Thousands of dollars, except per share data)
Operating revenues                  $ 52,659        $ 55,105        $ 60,894        $ 63,416
Gross profit                           3,145           2,600           5,170          (4,408)
Net earnings (loss)                   (1,428)           (326)         (1,011)         (9,529)(1)
Net earnings (loss) per share
 Basic                                 (0.28)          (0.06)          (0.20)          (1.85)(1)
 Diluted                               (0.28)          (0.06)          (0.20)          (1.85)(1)

                                          QUARTER ENDED          TWO MONTHS
                                    -------------------------       ENDED
                                    JULY 31,      OCTOBER 31,    DECEMBER 31,
                                      1999           1999            1999
                                    --------       --------        --------
                                  (Thousands of dollars, except per share data)
Operating revenues                  $ 53,814       $ 55,358        $ 37,208
Gross profit                           2,279          2,376           1,823
Net earnings (loss)                      535         (2,071)         (1,163)(2)
Net earnings (loss) per share
 Basic                                  0.10          (0.40)          (0.23)(2)
 Diluted                                0.10          (0.40)          (0.23)(2)

                                                   QUARTER ENDED
                               -----------------------------------------------------
                               JULY 31,      OCTOBER 31,    JANUARY 31,     APRIL 30,
                                 1998          1998            1999            1999
                               --------       --------       --------       --------
                                 (Thousands of dollars, except per share data)
Operating revenues             $ 62,220       $ 67,009       $ 61,841       $ 56,269
Gross profit                      8,929         11,201          7,685          5,008
Net earnings (loss)               2,002          1,954          1,202         (2,170)(3)
Net earnings (loss) per share
 Basic                             0.39           0.38           0.23          (0.42)(3)
 Diluted                           0.38           0.37           0.23          (0.42)(3)

(1) Includes the effect of $3.6 million ($2.5 million after tax or $0.48 per diluted share) of special charges recognized in the fourth quarter ended December 31, 2000. Also includes a charge of $4.3 million ($3.0 million after tax or $0.58 per diluted share) for a write-down of inventory.

(2) Includes the effect of a $1.5 million ($1.0 million after tax or $0.20 per diluted share) environmental remediation charge recorded in the two month period ended December 31, 1999.

(3) Includes the effect of $4.9 million ($2.9 million after tax or $0.56 per diluted share) of special charges recognized in the fourth quarter ended April 30, 1999. Also includes a charge of $1.7 million ($1.0 million after tax or $0.19 per diluted share) for slow moving inventory.

(12)     AIREVAC ACQUISITION

         On December 31, 1997, PHI purchased the net assets of Samaritan AirEvac for approximately $8.8 million. The purchase involved all of the operating assets and business of Samaritan AirEvac, an air medical services division of Samaritan Health System based in Arizona and a customer of PHI since June 12, 1993.

         The cost of the acquisition was recorded under the purchase method of accounting. The results of AirEvac's operations have been consolidated with the Company's results effective January 1, 1998.

         The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred on May 1, 1997 with pro forma adjustments to give effects to depreciation, interest expense and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                        Year Ended
                                      April 30, 1998
                                      --------------
Revenues                                 $248,886
Net earnings                                7,849
Basic earnings per share                     1.53
Diluted earnings per share                   1.51

         The above pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning Directors required by this item will be included in the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4. (a) "Executive officers of the registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

(a)      1.     Financial Statements
                   Included in Part II of this report:
                      Independent Auditors' Reports.
                      Consolidated Balance Sheets - December 31, 2000, December
                          31, 1999, and April 30, 1999.

                      Consolidated Statements of Operations for the year ended
                          December 31, 2000, the eight months ended
                          December 31, 1999, and years ended April 30, 1999 and 1998.

                      Consolidated Statements of Shareholders' Equity for the
                           year ended December 31, 2000, the eight months ended December 31, 1999, and years ended April 30, 1999 and 1998.

                      Consolidated Statements of Cash Flows for the year ended
                           December 31, 2000, the eight months ended December 31, 1999, and years ended April 30, 1999 and 1998.

                      Notes to Consolidated Financial Statements.

         2.     Financial Statement Schedules

                      Schedule II - Valuation and Qualifying accounts for the
                           year ended December 31, 2000, the eight months ended December 31, 1999, and years ended April 30, 1999 and 1998.

         3.     Exhibits

         3        Articles of Incorporation and By-laws

         3.1      (i)      Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

                  (ii)     By-laws of the Company as amended.

         10       Material Contracts

         10.1 Master Helicopter Lease Agreement dated February 14, 1991 between General Electric Capital Corporation and PHI (incorporated by reference to Exhibit No. 10.1 (1) to PHI's Report on Form 10-K dated April 30, 1991).

         10.2 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of March 31, 1997 among Petroleum Helicopters, Inc., Whitney National Bank, First National Bank of Commerce and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit No. 10.3 to PHI's Report on Form 10-K dated April 30, 1997).

         10.3 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

         10.4 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the shareholders of PHI on September 30, 1992 (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-K dated April 30, 1993).

         10.5 Form of Stock Option Agreement for the Grant of Non-Qualified Stock Options Under the Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan dated June 2, 1993 between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.9 to PHI's Report on Form 10-K dated April 30, 1993).

         10.6 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No
                  10.12 to PHI's Report on Form 10-K dated April 30, 1996).

         10.7 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

         10.8 Form of Restricted Stock Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit No. 10.2 to PHI's Report on Form 10-Q dated October 31, 1996).

         10.9 Non-qualified Stock Option Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan, as amended between PHI and Carroll W. Suggs (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q dated October 31, 1996).

         10.10 Loan Agreement dated as of December 31, 1997 among Air Evac Services Inc, Whitney National Bank, First National Bank of Commerce and NationsBank of Texas, N.A. (incorporated by reference to Exhibit No. 10.1 to PHI's Report on Form 10-Q dated January 31, 1998).

         10.11 First Amendment (dated December 31, 1997) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.12 Second Amendment (dated November 30, 1998) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit No. 10.1 to PHI's Report on Form 10-Q dated January 31, 1999).

         10.13 Third Amendment (dated June 30, 1999) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.21, to PHI's Report on Form 10-Q dated March 31, 2000).

         10.14 Fourth Amendment (dated June 30, 2000) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.21, to PHI's Report on Form 10-Q dated June 30, 2000).


         10.15 Fifth Amendment (dated October 30, 2000) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.16 Sixth Amendment (dated November 30, 2000) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.17 Seventh Amendment (dated December 29, 2000) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.18 Eighth Amendment (dated March 29, 2001) to Amended and Restated Loan Agreement originally dated as of January 31, 1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.19 Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit A to PHI's Proxy Statement originally filed on August 28, 1998, and amended on September 18, 1998).

         10.20 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated September 30,
                  2000).

         10.21 Officer Deferred Compensation Plan adopted by PHI's Board effective January 1, 2001.

         21       Subsidiaries of the Registrant

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of KPMG LLP


(b)      Reports on Form 8-K

         None.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                  Additions
                                                            -----------------------
                                              Balance at    Charged to   Charged to                  Balance at
                                              Beginning     Costs and      Other                        End
     Description                               of Year      Expenses      Accounts     Deductions      of Year
     -----------                              ----------    ----------   ----------    ----------    ----------
Year ended December 31, 2000
     Allowance for doubtful accounts           $   794       $ 1,681       $    --       $   319       $ 2,156
     Allowance for obsolescent inventory         2,208         3,005            --         1,492         3,721

Eight months ended December 31, 1999
     Allowance for doubtful accounts           $ 1,684       $   110       $    --       $ 1,000       $   794
     Allowance for obsolescent inventory         2,169           527            --           488         2,208

Year ended April 30, 1999:
     Allowance for doubtful accounts           $ 1,962       $   182       $    --       $   460       $ 1,684
     Allowance for obsolescent inventory         1,889           280            --            --         2,169

Year ended April 30, 1998:
     Allowance for doubtful accounts           $ 1,160       $ 1,038       $    --       $   236       $ 1,962
     Allowance for obsolescent inventory         2,389            --            --           500         1,889

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

         Signature                             Title                       Date
         ---------                             -----                       ----
 /s/  Carroll W. Suggs                Chairman of the Board,          March 30, 2001
-----------------------------         Chief Executive Officer
      Carroll W. Suggs                and Director (Principal
                                        Executive Officer)


/s/   Lance F. Bospflug                      President                March 30, 2001
-----------------------------
      Lance F. Bospflug


/s/  Michael J. McCann               Chief Financial Officer         March 30, 2001
-----------------------------        (Principal Financial and
      Michael J. McCann                 Accounting Officer)


/s/   Arthur J. Breault, Jr.                 Director                 March 30, 2001
-----------------------------
      Arthur J. Breault, Jr.


 /s/  Leonard M. Horner                      Director                 March 30, 2001
-----------------------------
      Leonard M. Horner


/s/   James W. McFarland                     Director                 March 30, 2001
-----------------------------
      James W. McFarland


/s/   Thomas H. Murphy                       Director                 March 30, 2001
-----------------------------
      Thomas H. Murphy


/s/   Bruce N. Whitman                       Director                 March 30, 2001
-----------------------------
      Bruce N. Whitman


/s/   James E. Livingston                    Director                 March 30, 2001
-----------------------------
      James E. Livingston

                               INDEX TO EXHIBITS



       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------
         3        Articles of Incorporation and By-laws

         3.1      (i)      Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit No. 3.1(i) to
                           PHI's Report on Form 10-Q for the quarterly period
                           ended October 31, 1994).

                  (ii)     By-laws of the Company as amended.

       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------
         10       Material Contracts

         10.1 Master Helicopter Lease Agreement dated February 14, 1991 between General Electric Capital Corporation and PHI
                  (incorporated by reference to Exhibit No. 10.1 (1) to PHI's
                  Report on Form 10-K dated April 30, 1991).

         10.2 Amended and Restated Loan Agreement originally dated as of January 31, 1986 Amended and Restated in its entirety as of March 31, 1997 among Petroleum Helicopters, Inc., Whitney
                  National Bank, First National Bank of Commerce and NationsBank of Texas, N.A., as agent (incorporated by reference to Exhibit
                  No. 10.3 to PHI's Report on Form 10-K dated April 30, 1997).

         10.3 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit
                  No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

         10.4 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the shareholders of PHI on September 30, 1992 (incorporated by reference to Exhibit
                  No. 10.8 to PHI's Report on Form 10-K dated April 30, 1993).

         10.5     Form of Stock Option Agreement for the Grant of Non-Qualified
                  Stock Options Under the Petroleum Helicopters, Inc. 1992
                  Non-Qualified Stock Option and Stock Appreciation Rights Plan dated June 2, 1993 between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.9 to PHI's Report on Form 10-K dated April 30, 1993).

         10.6     Amended and Restated Petroleum Helicopters, Inc. 1995
                  Incentive Compensation Plan adopted by PHI's Board effective
                  July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No
                  10.12 to PHI's Report on Form 10-K dated April 30, 1996).

         10.7     Form of Non-Qualified Stock Option Agreement under the
                  Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

         10.8     Form of Restricted Stock Agreement under the Amended and
                  Restated Petroleum Helicopters, Inc. 1995 Incentive
                  Compensation Plan, as amended (incorporated by reference to Exhibit No. 10.2 to PHI's Report on Form 10-Q dated October
                  31, 1996).

         10.9     Non-qualified Stock Option Agreement under the Amended and
                  Restated Petroleum Helicopters, Inc. 1995 Incentive
                  Compensation Plan, as amended between PHI and Carroll W. Suggs
                  (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q dated October 31, 1996).

         10.10    Loan Agreement dated as of December 31, 1997 among Air Evac
                  Services Inc, Whitney National Bank, First National Bank of
                  Commerce and NationsBank of Texas, N.A. (incorporated by reference to Exhibit No. 10.1 to PHI's Report on Form 10-Q dated January 31, 1998).

         10.11    First Amendment (dated December 31, 1997) to Amended and
                  Restated Loan Agreement originally dated as of January 31,
                  1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National
                  Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.12    Second Amendment (dated November 30, 1998) to Amended and
                  Restated Loan Agreement originally dated as of January 31,
                  1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National
                  Bank, Bank One, Louisiana, N.A. and NationsBank of Texas,
                  N.A., as agent (incorporated by reference to Exhibit No. 10.1 to PHI's Report on Form 10-Q dated January 31, 1999).

         10.13    Third Amendment (dated June 30, 1999) to Amended and Restated
                  Loan Agreement originally dated as of January 31, 1986,
                  Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank
                  One, Louisiana, N.A. and Bank of America, N.A., as agent
                  (incorporated by reference to Exhibit 10.21, to PHI's Report on Form 10-Q dated March 31, 2000).

         10.14    Fourth Amendment (dated June 30, 2000) to Amended and Restated
                  Loan Agreement originally dated as of January 31, 1986,
                  Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National Bank, Bank
                  One, Louisiana, N.A. and Bank of America, N.A., as agent
                  (incorporated by reference to Exhibit 10.21, to PHI's Report on Form 10-Q dated June 30, 2000).


         10.15    Fifth Amendment (dated October 30, 2000) to Amended and
                  Restated Loan Agreement originally dated as of January 31,
                  1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National
                  Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

       EXHIBIT
       NUMBER                     DESCRIPTION
       -------                    -----------
         10.16    Sixth Amendment (dated November 30, 2000) to Amended and
                  Restated Loan Agreement originally dated as of January 31,
                  1986, Amended and Restated in its entirety as of March 31,
                  1997, among Petroleum Helicopters, Inc., Whitney National
                  Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as
                  agent.

         10.17    Seventh Amendment (dated December 29, 2000) to Amended and
                  Restated Loan Agreement originally dated as of January 31,
                  1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National
                  Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.18    Eighth Amendment (dated March 29, 2001) to Amended and
                  Restated Loan Agreement originally dated as of January 31,
                  1986, Amended and Restated in its entirety as of March 31, 1997, among Petroleum Helicopters, Inc., Whitney National
                  Bank, Bank One, Louisiana, N.A. and Bank of America, N.A., as agent.

         10.19 Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit A to PHI's Proxy Statement originally filed on August 28, 1998, and amended on September 18, 1998).

         10.20 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated September 30,
                  2000).

         10.21 Officer Deferred Compensation Plan adopted by PHI's Board effective January 1, 2001.

         21       Subsidiaries of the Registrant

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of KPMG LLP