Form 10-K/A
period 2000-12-31
PETROLEUM HELICOPTERS INC
filed 2001-04-30
CIK 350403

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ........... TO ...........

                           COMMISSION FILE NO. 0-9827

                           PETROLEUM HELICOPTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   LOUISIANA                                    72-0395707
(STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER
                 ORGANIZATION)                              IDENTIFICATION NO.)

         2121 AIRLINE DRIVE, SUITE 400
       P.O. BOX 578, METAIRIE, LOUISIANA                        70001-5979
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

     The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001 was:

         Voting Common Stock..................................2,793,386 shares.
         Non-Voting Common Stock..............................2,404,715 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
================================================================================

     The undersigned registrant hereby amends Items 10 through 14 of its annual report on Form 10-K for the fiscal year ended on December 31, 2000, as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name and certain information regarding each of PHI's directors. Each of the directors will serve until the next annual meeting and until their successors are duly elected and qualified.

     CARROLL W. SUGGS, 62, has been Chairman of the Board of Directors since 1990. She also has been Chief Executive Officer since 1992 and held the offices of President from 1994 until September 2000. Mrs. Suggs is currently a member of the Board of Directors Whitney Holding Corporation and Global Marine, Inc.

     ARTHUR J. BREAULT, JR., 61, joined the Board of Directors of the Company in 1999. He is a tax lawyer and consultant. In 1995, Mr. Breault retired from Deloitte & Touche, LLP where he was a partner for more than 16 years concentrating in tax matters.

     LEONARD M. HORNER, 74, joined the Board of Directors of the Company in 1992. Mr. Horner served in various capacities, including Chairman, President, Executive Vice President, Senior Vice President Marketing and Programs, and Vice President - Operations with helicopter manufacturer Bell Helicopter Textron, Inc. from 1974 to 1991.

     JAMES E. LIVINGSTON, 61, joined the Board of Directors of the Company in July 2000. He is retired Major General of the United States Marine Corps. Prior to his retirement in 1995, Major General Livingston's last assignment was as Commander of the Marine Forces Reserve in New Orleans, Louisiana.
     He has several decorations including the Congressional Medal of Honor. Major General Livingston is a partner in Columbus General Properties, L.L.C., Executive Vice President of Columbus Properties, L. P., and also serves on several business and volunteer boards.

     JAMES W. MCFARLAND, 55, joined the Board of Directors of the Company in 1996. He has been Dean of A. B. Freeman School of Business, Tulane University since 1988. Dean McFarland is also a director of Sizeler Property Investors, Inc. and Stewart Enterprises, Inc.

     THOMAS H. MURPHY, 46, joined the Board of Directors of the Company in 1999. He has been a member of the oil and gas production and investment company, Murco Oil & Gas, LLC since 1998. For more than five years prior to 1998, Mr. Murphy was President of Murco Drilling Corporation, a U.S. onshore oil and gas drilling contractor.

     BRUCE N. WHITMAN, 67, joined the Board of Directors of the Company in 1996. He is Executive Vice President and Director, Flight Safety Boeing Training International, LLP, an aviation and marine training company. Mr. Whitman is also a director of Aviall, Inc., Flight Safety Boeing Training International, LLC, and Megadata Corp.

     Information concerning Executive Officers is included as Item 4. (a) "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     In 1999, PHI changed its fiscal year from one ending on April 30 to one ending on December 31. The eight month transition period from May 1, 1999, to December 31, 1999, is referred to herein as the "Transition Period" or "TP."

     Executive Officers

     The following table summarizes, for the year ended December 31, 2000 ("FY00"), the Transition Period, and the years ended April 30, 1999 ("FY99") and 1998 ("FY98"), the compensation of PHI's Chief Executive Officer and of certain other executive officers of PHI whose annual compensation was in excess of $100,000, in all capacities in which they served.

                                                    Annual Compensation           Long Term Compensation
                                           ------------------------------------- -------------------------
                                                                   Other Annual   Restricted    Securities    All Other
       Name and Principal                                             Compen-        Stock      Underlying   Compensation
            Position                Year   Salary($)   Bonus ($)   sation ($)(1) Awards ($)(2)  Options (#)     ($)(3)
-------------------------------     -----  ---------   ---------  -------------  -------------  -----------  ------------
Carroll W. Suggs ..............     FY00    327,600        --          17,249            --            --       107,892
   Chairman of the Board             TP     214,000        --          16,000            --        30,000       153,547
   and Chief Executive              FY99    331,738        --          20,000            --         4,000       100,288
   Officer                          FY98    321,738     9,271          16,000            --            --       109,800

William P. Sorenson ...........     FY00    150,000        --              --            --            --         9,484
   Director of International,        TP      98,007        --              --            --        10,000         4,963
   Aeromedical, and                 FY99    126,807        --              --            --            --         3,961
   Technical Services               FY98     93,586     2,714              --         4,640            --         2,757

Michael J. McCann (4) .........     FY00    175,000        --              --            --            --        10,093
   Chief Financial Officer           TP     114,424        --              --            --        10,000         5,270
   and Treasurer                    FY99     84,138        --              --            --        15,000         2,422
                                    FY98        N/A       N/A             N/A           N/A           N/A           N/A

Richard A. Rovinelli (5) ......     FY00    150,000        --             900            --            --         8,220
   Chief Administrative              TP      79,615        --           7,200            --        12,500         2,350
   Officer and Director of          FY99     27,692        --           7,700            --            --            93
   Human Resources                  FY98        N/A       N/A             N/A           N/A           N/A           N/A

Michael C. Hurst ..............     FY00    120,000       100              --            --            --         7,635
   Chief Pilot                       TP      78,461     1,250              --            --         5,000         2,670
                                    FY99    114,956     2,608              --         8,960            --         3,179
                                    FY98     86,183     5,100              --            --            --         2,674

Ben Schrick (6) ...............     FY00    217,516        --              --            --            --       228,383
   Chief Operating Officer           TP     142,246        --              --            --        10,000         5,321
                                    FY99    219,138        --              --            --            --         4,993
                                    FY98    210,631     6,157              --        31,560            --         4,800

Kenneth A. Townsend ...........     FY00    145,000        --              --            --            --         9,610
   General Manager,                  TP      94,808        --              --            --         7,500         4,852
   Domestic Oil & Gas               FY99    133,867        --              --            --            --         4,145
   Aviation Services                FY98     89,047     2,714              --        15,780            --         2,577

----------
(1) Amounts shown for all periods presented include the following: Mrs. Suggs - includes directors fees of $16,620, $16,000, $20,000, and $16,000 for FY00,
     TP, FY99, and FY98, respectively; Mr. Rovinelli - represents a housing subsidy/relocation allowance for all years presented.

(2) Based on the closing price of the Company's Common Stock on the date of grant. On December 31, 2000, the aggregate number of restricted non-voting shares held by Messrs. Sorenson, Hurst, Schrick, and Townsend was 232, 448, 1,578, and 789, respectively, and the aggregate value of such shares and held by each based upon the $12.4844 market value per share on December
     31, 2000, was $2,896, $5,593, $19,700, and 9,850, respectively. The
     Company does not currently pay dividends on Common Stock; however, it would pay dividends on the restricted stock should its dividend policy change.

(3) For each year, includes the aggregate value of matching Company contributions and allocations to the Company's 401(k) plan, and the value of term life insurance coverage provided. During FY00, matching contributions and allocations to the Company's 401(k) plan were credited to the accounts of: Mrs. Suggs - $10,590; Mr. Sorenson - $9,208; Mr. McCann - $9,748; Mr. Rovinelli - $7,944; Mr. Hurst - $7,442; Mr. Schrick - $9,948;
     and Mr. Townsend - $8,858. Also during FY00, the value of term life insurance premiums paid or reimbursed by the Company was: Mrs. Suggs - $97,302; Mr. Sorenson - $276; Mr. McCann - $345; Mr. Rovinelli - $276; Mr. Hurst - $193; Mr. Schrick - $867; and Mr. Townsend - $752. For Mr. Schrick, amount shown also includes $217,568 payable in 24 monthly installments beginning May 1, 2001 pursuant to a separation agreement with him.

(4)  Mr. McCann joined the Company in November 1998.

(5)  Mr. Rovinelli joined the Company in February 1999.

(6) Mr. Schrick resigned his position of Chief Operating Officer in January 2001 and retired from the Company on March 31, 2001.

     The table below sets forth the value of outstanding options at December 31, 2000, held by the Named Executives. No options were exercised by any of them during the year ended December 31, 2000.

                                        Number of
                                        Securities
                                        Underlying       Value of Unexercised
                                       Unexercised           In-the-Money
                                        Options at            Options at
                                      Period End (#)       Period End ($)(*)
                                      --------------     --------------------
                                       Exercisable/         Exercisable/
                                      Unexercisable         Unexercisable
                                      --------------     -------------------
     Carroll W. Suggs.............    35,980/22,500           66,241/--
     William P. Sorenson..........     6,845/7,500            17,312/--
     Michael J. McCann............     8,500/16,500               --/--
     Richard A. Rovinelli.........     3,125/9,375                --/--
     Michael C. Hurst ............     6,370/3,750            20,400/--
     Ben Schrick .................      20,150/--             40,442/--
     Kenneth A. Townsend .........     6,928/5,625            20,133/--

     ----------
     (*) Based on the difference between the closing sale price of the Common Stock on December 31, 2000, and the exercise price

     PHI maintains a supplemental executive retirement plan ("SERP") to supplement the retirement benefits otherwise available to PHI's officers and certain key employees pursuant to the PHI 401(k) Retirement Plan. The SERP provides an annual benefit, generally equivalent to 33 1/2% of each such participant's salary at the date she or he became a participant up to $200,000 of salary, plus 50% of such salary in excess of $200,000, for a period of 15 years following retirement at age 65 or older. Similar benefits are also provided upon death or disability of the participant. During 2000, the Company's board of directors amended the plan to provide for partial vesting. The estimated annual benefits payable upon retirement at normal retirement age for Mrs. Suggs and Messrs. Sorenson, McCann, Rovinelli, Hurst, and Townsend are $123,500, $30,400, $58,200, $40,000,
     $21,100, and $41,300, respectively. Mrs. Suggs is 10% vested in her annual benefit and Mr. Townsend is 20% vested in his annual benefit. In January 2001, the Company entered into an agreement with Mr. Schrick whereby he will receive annual benefits of $35,300 beginning January 1, 2002.

     Effective September 1, 2000, Mr. Lance F. Bospflug was employed as the Company's President under an agreement pursuant to which his annual base salary is $275,000. Upon his employment, Mr. Bospflug was awarded 20,000 shares of restricted non-voting stock vesting in annual 5,000 share increments beginning September 1, 2001, and options for up to 150,000 shares of non-voting stock exercisable at $11.06 per share (the fair market value on the date of grant) vesting in 25% increments beginning September 1, 2001.

     Directors

     Each director receives an annual fee of $12,000 payable, in the case of non-officer directors, in PHI Non-Voting Common Stock ("Non-Voting Stock") and a fee of $1,000 for each Board or Committee meeting he or she attends. The PHI Directors Stock Compensation Plan permits each non-officer Director to elect annually to defer the receipt of all or a portion of the fees otherwise payable to him. The amount of deferred fees, other than deferred stock, bears interest at a rate equal to PHI's borrowing costs. The Plan also provides that options are automatically granted on the annual stockholders meeting date to each non-officer director to purchase up to 2,000 shares of

     Non-Voting Stock at the fair market value on the date of grant. No option will be exercisable more than ten years from the date of grant. A period of two years continuous service on the Board is necessary before an option will become exercisable.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee is composed of Bruce N. Whitman, James W. McFarland, Arthur J. Breault, Jr., and James E Livingston. No member of the Compensation Committee has ever been an officer or employee of PHI or any of its subsidiaries.

     During 2000, PHI paid Aviall, Inc. approximately $400,000 for parts and component repair services, not including amounts paid to Aviall as distributor for Allison Rolls Royce manufactured engines and components; and paid Flight Safety Boeing Training International, L.L.P. ("FlightSafety"), approximately $628,000 for pilot training services. Mr. Bruce N. Whitman, a member of the Compensation Committee and a director of PHI since 1996, is a director of Aviall and a director and an Executive Vice President of Flight Safety.

     During the year ended December 31, 2000, PHI paid approximately $39,500 for consulting services to James McFarland, Chairman of the Compensation Committee and a director since July 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of each class of outstanding PHI equity securities as of April 1, 2001 by (a) each director of PHI, (b) each executive officer identified under the heading "Executive Compensation and Certain Transactions - Summary of Executive Compensation" ("Named Executive Officers") and (c) all directors and executive officers of PHI as a group, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated, the securities shown are held with sole voting and investment power.

                                                                            SHARES OWNED BENEFICIALLY
                                                    CLASS OF PHI         --------------------------------
                                                      COMMON                NUMBER               PERCENT
                       NAME                            STOCK               (1)(3)(4)             OF CLASS
                       ----                         ------------         -------------           --------
Carroll W. Suggs ...............................         Voting          1,459,760 (2)             51.6
                                                     Non-Voting                 --                  *
Arthur J. Breault, Jr. .........................         Voting                 --                  *
                                                     Non-Voting              1,824                  *
Leonard M. Horner...............................         Voting                500                  *
                                                     Non-Voting              3,924                  *
James E. Livingston.............................         Voting              1,000                  *
                                                     Non-Voting              1,000                  *
James W. McFarland .............................         Voting                105                  *
                                                     Non-Voting              5,897                  *
Thomas H. Murphy ...............................         Voting              3,100                  *
                                                     Non-Voting              1,924                  *
Bruce N. Whitman................................         Voting              1,000                  *
                                                     Non-Voting              3,824                  *
William P. Sorenson ............................         Voting                 --                  *
                                                     Non-Voting              7,726                  *
Michael J. McCann...............................         Voting                 --                  *
                                                     Non-Voting              8,500                  *
Richard A. Rovinelli ...........................         Voting                 --                  *
                                                     Non-Voting              3,125                  *
Michael C. Hurst ...............................         Voting                 --                  *
                                                     Non-Voting              7,115                  *
Ben Schrick ....................................         Voting                 --                  *
                                                     Non-Voting             15,124                  *
Kenneth A. Townsend ............................         Voting                 --                  *
                                                     Non-Voting              8,372                  *
All directors and executive officers as a group
   (18 persons) ................................         Voting          1,465,465                 51.8
                                                     Non-Voting            110,529                  4.5

----------
*    Less than one percent.

(1) Includes shares issuable upon exercise of stock options exercisable within 60 days as follows: Mrs. Suggs - 35,980 voting shares; Mr. Horner - 2,000 non-voting shares; Dean McFarland - 2,000 non-voting shares; Mr. Whitman - 2,000 non-voting shares; Mr. Sorenson - 6,845 non-voting shares; Mr. McCann
     - 8,500 non-voting shares; Mr. Rovinelli - 3,125 non-voting shares; Mr. Hurst - 6,370 non-voting shares; Mr. Schrick - 12,650 non-voting shares; Mr. Townsend - 6,928 non-voting shares; and all directors and executive officers as a group - 35,980 voting shares and 69,761 non-voting shares. Shares subject to options currently exercisable are deemed to be outstanding for purposes of computing the percent of class owned by such person and by all directors and executive officers as a group.

(2) Includes 1,423,780 shares held by the Suggs Family Partnership, LLC, of which Mrs. Suggs is the sole manager.

(3) Includes the following non-voting shares allocated to director accounts under the PHI Director Stock Compensation Plan: Arthur Breault, 1,824 shares; Dean McFarland, 1,824 shares; Mr. Murphy, 1,824 shares; and Mr. Whitman, 1,824 shares. Deferred shares issued under the director plan are deemed to be outstanding for purposes of computing the percent of class owned by such person and by all directors and executive officers as a group.

(4) Includes the following restricted non-voting shares: Mr. Sorenson - 232 shares; Mr. Hurst - 448 shares; Mr. Schrick - 1,578 shares; Mr. Townsend - 789 shares; and all directors and executive officers as a group - 24,732 shares.

     The following, to PHI's knowledge, are the only beneficial owners of more than 5% of each of the outstanding Voting Stock and Non-Voting Stock, determined in accordance with Rule 13d-3 of the SEC, other than Carroll W. Suggs, 2121 Airline Highway, Suite 400, Metairie, Louisiana 70001, whose beneficial ownership of the Voting Stock is shown under the heading "Stock Ownership of

     Directors and Executive Officers." Unless otherwise indicated, all shares shown as beneficially owned are held with sole voting power, where applicable, and investment power.

                                            Common          Number of       Percent of
               Beneficial Owner             Stock           Shares (1)         Class
               ----------------             ------          ----------      ----------
         Woodbourne Partners, L.P           Voting          200,300(2)          7.2%
         200 N. Broadway, Suite 825         Non-Voting      390,500(2)         16.2%
         St. Louis MO 63102

         Strong Capital Management, Inc.    Non-Voting      195,800             8.1%
         100 Heritage Reserve
         Menomonee Falls WI 53051

         FMR Corp.                          Voting          211,200(3)          7.6%
         82 Devonshire Street
         Boston MA 02109

         First Union Corporation            Voting          163,500             5.9%
         One First Union Center
         Charlotte NC 28288-0137

         Westport Asset Management, Inc.    Non-Voting      127,600(3)          5.3%
         253 Riverside Avenue
         Westport CT 06880

----------
(1) Based solely on information furnished in Schedule 13G filed with the SEC by such persons.

(2) Voting power, where applicable, and investment power disclaimed. Sole voting power, where applicable, and investment power held by Clayton Management Company, general partner of Woodbourne.

(3)  Shared voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2000, PHI paid Aviall, Inc. approximately $400,000 for parts and component repair services, not including amounts paid to Aviall as distributor for Allison Rolls Royce manufactured engines and components; and paid Flight Safety Boeing Training International, L.L.P. ("FlightSafety"), approximately $628,000 for pilot training services. Mr. Bruce N. Whitman, a member of the Compensation Committee and a director of PHI since 1996, is a director of Aviall and a director and an Executive Vice President of Flight Safety.

     During the year ended December 31, 2000, PHI paid approximately $39,500 for consulting services to James McFarland, a director since July 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     10.22 Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Petroleum Helicopters, Inc.

April 15, 2001                            By: /s/ Michael J. McCann
                                          Michael J. McCann
                                          Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.      DESCRIPTION
-------    -----------
10.22      Employment letter agreement between PHI and Lance F. Bospflug dated
           August 24, 2000.