Form 10-Q
period 2001-03-31
PETROLEUM HELICOPTERS INC
filed 2001-05-15
CIK 350403

================================================================================

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended: March 31, 2001

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

                                  Yes X No
                                     ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at April 30, 2001
         -----                                -----------------------------
  Voting Common Stock                                2,793,386 shares
Non-Voting Common Stock                              2,404,147 shares



================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                         Part I - Financial Information

Item 1.   Financial Statements - Unaudited
              Consolidated Balance Sheets - March 31, 2001 and
                 December 31, 2000 ......................................      3
              Consolidated Statements of Operations - Three Months
                  Ended March 31, 2001 and 2000 .........................      4
              Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 2001 and 2000 ..........................      5
              Notes to Consolidated Financial Statements ................      6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................     10

Item 3.   Quantitative and Qualitative Disclosures about
              Market Risk ...............................................     14

                           Part II - Other Information


Item 1.   Legal Proceedings .............................................     14

Item 6.   Exhibits and Reports on Form 8-K ..............................     15

          Signature .....................................................     15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
                                ASSETS
Current Assets:
    Cash and cash equivalents                                   $      4,132    $        863
    Accounts receivable -- net of allowance:
       Trade                                                          40,268          39,399
       Other                                                           3,224           3,490
    Inventory                                                         33,937          35,175
    Other current assets                                               5,457           5,112
    Refundable income taxes                                            2,444           3,852
                                                                ------------    ------------
                Total current assets                                  89,462          87,891

Property and equipment, net                                          127,224         131,856
Other                                                                  4,000           3,008
                                                                ------------    ------------
                  Total Assets                                  $    220,686    $    222,755
                                                                ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities                    $     25,901    $     30,047
    Accrued vacation payable                                           6,792           6,553
    Current maturities of long-term debt and capital lease
       obligations                                                    11,121           9,744
                                                                ------------    ------------
                Total current liabilities                             43,814          46,344
                                                                ------------    ------------

Long-term debt and capital lease obligations, net of current
    maturities                                                        65,929          65,075
Deferred income taxes                                                 17,411          17,600
Other long-term liabilities                                           12,727          12,114
Commitments and contingencies (Note 4)

Shareholders' Equity:
    Voting common stock -- par value of $0.10;
    authorized shares of 12,500,000                                      279             279
    Non-voting common stock -- par value of $0.10;
    authorized shares of 12,500,000                                      238             237
    Additional paid-in capital                                        12,086          12,045
    Accumulated other comprehensive income (loss)                       (897)             --
    Retained earnings                                                 69,099          69,061
                                                                ------------    ------------
                Total shareholders' equity                            80,805          81,622
                                                                ------------    ------------
                   Total Liabilities and Shareholders' Equity   $    220,686    $    222,755
                                                                ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  QUARTER ENDED
                                                    MARCH 31,
                                              -----------------------
                                                 2001         2000
                                              ----------   ----------
REVENUES AND OTHER
  INCOME:
    Operating revenues                        $   63,259   $   52,659
    Other income, net                              2,031          147
                                              ----------   ----------
                                                  65,290       52,806
                                              ----------   ----------

EXPENSES:
    Direct expenses                               58,816       49,514
    Selling, general, and
        administrative expenses                    4,680        4,021
     Interest expense                              1,721        1,510
                                              ----------   ----------
                                                  65,217       55,045
                                              ----------   ----------

Income (loss) before income taxes                     73       (2,239)
Income taxes                                          27         (811)
                                              ----------   ----------
Net income (loss)                             $       46   $   (1,428)
                                              ==========   ==========

Weighted average common shares outstanding:
    Basic                                          5,167        5,161
    Diluted                                        5,226        5,161

Net income (loss) per common share:
    Basic                                     $     0.01   $    (0.28)
    Diluted                                   $     0.01   $    (0.28)


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                        $       46    $   (1,428)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depreciation                                              4,036         3,195
        Deferred income taxes                                      (189)         (385)
        Gain on asset dispositions                               (2,031)         (162)
        Other                                                       273            --
    Changes in operating assets and liabilities                  (1,450)        2,230
                                                             ----------    ----------
Net cash provided by operating activities                           685         3,450
                                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in and advances to affiliates                        63             7
    Purchase of property and equipment                           (8,157)       (6,874)
    Proceeds from asset dispositions                              8,447         3,703
                                                             ----------    ----------
Net cash provided by (used in) investing activities                 353        (3,164)
                                                             ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                  2,500         6,000
    Payments on long-term debt                                     (269)       (5,894)
                                                             ----------    ----------
Net cash provided by financing activities                         2,231           106
                                                             ----------    ----------

Increase in cash and cash equivalents                             3,269           392
Cash and cash equivalents, beginning of period                      863         1,663
                                                             ----------    ----------
Cash and cash equivalents, end of period                     $    4,132    $    2,055
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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2. SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas and Other, International, Aeromedical, and Technical Services. The Domestic Oil and Gas and Other segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The Domestic Oil and Gas and Other segment also provides helicopter services to certain domestic governmental agencies involved with forest-fire fighting activities. The International segment provides helicopters in various foreign countries to oil and gas customers, including national oil companies, and certain U.S. and foreign governmental agencies. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's AirEvac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services for a variety of helicopter owners and operators.

Segment operating income is operating revenues less direct expenses, selling, general, and administrative costs, and interest expense allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company's reportable operating segments for the quarters ended March 31, 2001 and 2000 is as follows (in thousands):

                                                              QUARTER ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
Segment operating revenues, excluding
  other income:
     Domestic Oil and Gas and Other                        $ 39,966    $ 33,499
     International                                            5,839       5,721
     Aeromedical                                             11,939      11,054
     Technical Services                                       5,515       2,385
                                                           --------    --------
         Total operating revenues,
            excluding other income                         $ 63,259    $ 52,659
                                                           ========    ========

Segment operating income (loss), excluding
  other income:
     Domestic Oil and Gas and Other                        $    691    $    548
     International                                             (460)        178
     Aeromedical                                                920          35
     Technical Services                                         632         (31)
                                                           --------    --------
         Total segment operating income,
           excluding other income                             1,783         730
Other income, net                                             2,031         147
Unallocated overhead                                         (3,741)     (3,116)
                                                           --------    --------
              Income (Loss) before income
                 taxes                                     $     73    $ (2,239)
                                                           ========    ========

3. OTHER ASSETS

Other assets include investments in and advances to affiliates, including a 50% ownership interest in Clintondale Aviation, Inc. ("Clintondale"), a New York corporation that operates helicopters and fixed-wing aircraft primarily in Kazakhstan. PHI also leases four aircraft to Clintondale. In December 2000, the Company initiated discussions and is currently negotiating an agreement to exit its ownership interest in Clintondale. In conjunction with the plan to exit from its ownership interest in Clintondale, the Company recorded an impairment charge of $1.7 million in December 2000 to its investment in and advances to Clintondale.

Other assets also includes $1.0 million that the Company funded toward the construction cost of a new principal operating facility to be leased by the Company. Any such amounts funded by PHI, up to $4.0 million, will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

4. COMMITMENTS AND CONTINGENCIES

Environmental Matters -- The Company has conducted environmental reviews and assessments at certain of its operating bases. In connection with the assessments, the Company has recorded an aggregated estimated liability of $3.0 million for environmental remediation costs that were probable and estimable at March 31, 2001. The Company recorded no additional provisions for the quarter ended March 31, 2001.

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

Long-Term Debt -- The Company is subject to certain financial covenants under its loan agreement with its principal lending group, as amended on March 29, 2001, and was in compliance with those covenants on March 31, 2001 or had received the appropriate waiver. These covenants include maintaining certain levels of cash flow, working capital and shareholders' equity and contain other provisions, some of which restrict the purchases of the Company's stock, capital expenditures, and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. The loan agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

On January 31, 2001, the revolving credit facility portion of the loan agreement converted to a term loan, thereby increasing total annual principal payments from $5 million to approximately $13 million. On April 30, 2001, the Company received an amendment to its loan agreement with its lending group to extend commencement of the quarterly principal payments on the converted loan to July 31, 2001. The Company is currently negotiating a restatement of its loan agreement with its lending group, to among other things, reinstate the revolving credit facility portion of the credit agreement and extend the term of the credit agreement. The Company currently does not have any additional credit capacity under its credit facilities with its lending group.

Operating Leases -- The Company will lease a new principal operating facility for twenty years, including three five-year renewal options, effective September 2001. Under the terms of the new facility lease, there is a commitment by the Company, under certain circumstances, to fund $4.0 million of construction costs. Any such amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease. As of March 31, 2001, the Company paid $1.0 million of the commitment and paid an additional $1.0 million in April 2001. The Company expects that it will pay the remaining $2.0 million also in the second quarter of 2001.

The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company has approximately $128.9 million in aggregate lease commitments under operating leases of which approximately $19.8 million is payable during the next twelve months.

Purchase Commitments -- At March 31, 2001, the Company had purchase commitments to purchase property and equipment for approximately $1.4 million.

5. INTEREST RATE SWAPS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract.

The Company uses interest rate swaps to hedge its cash flow related to interest. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended, and has designated the interest rate swaps as cash flow hedges. The cumulative effect of adopting SFAS No. 133, as amended, on January 1, 2001 resulted in an increase of $38,000 to other comprehensive income. As of March 31, 2001, the fair market value of these interest rate swaps was a $0.9 million liability and is included in other long-term liabilities on the balance sheet.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarters ended March 31, 2001 and 2000 (in thousands):

                                        QUARTER ENDED
                                          MARCH 31,
                                     --------------------
                                       2001        2000
                                     --------    --------
Net income (loss)                    $     46    $ (1,428)
Other comprehensive income
  (loss):
     Cumulative effect of adopting
        SFAS No. 133                       38          --
     Unrecognized loss on interest
        rate swaps                       (935)         --
                                     --------    --------
Comprehensive income (loss)          $   (851)   $ (1,428)
                                     ========    ========

7. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $1.9 million and $2.2 million at March 31, 2001 and December 31, 2000, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $3.9 million and $3.7 million at March 31, 2001 and December 31, 2000, respectively.

8. SEVERANCE LIABILITY

At December 31, 2000, the Company recorded a severance liability of $1.1 million for a plan of termination for approximately 120 employees. During the quarter ended March 31, 2001, the Company paid approximately $1.0 million in severance to terminated employees and related expenses. The Company recorded additional expenses in selling, general, and administrative expenses of approximately $0.3 million during the quarter ended March 31, 2001 for additional employees added to the plan and related expenses. The related severance liability at March 31, 2001 was approximately $0.4 million covering five employees and certain other cost related to the termination of all employees under the plan. The Company expects to pay the remaining severance liability over the next 24 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from the views, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures and commitments required to acquire aircraft, environmental risks, competition, government regulation, unionization, operating hazards, risks related to international operations, the ability to obtain insurance, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

Total revenues and activity during the first quarter of 2001 showed improvement over the first quarter of 2000, but increased costs in areas such as maintenance and repair, employee compensation and severance, and ownership costs (depreciation, insurance, aircraft lease, and interest), nearly completely offset the improvements.

The Company's net profit for the quarter is attributable to gains in asset sales that the Company pursued aggressively in the quarter to obtain needed cash to fund operations and debt service and as part of a plan to adjust fleet size and configuration to current business levels. Excluding gains from asset dispositions, the Company had a pre-tax loss of $2.0 million, down from $2.4 million in the first quarter of last year.

In late 2000, the Board of Directors approved a plan to restore profitability that included cost reductions, rate increases for helicopter services, reductions in the work force, divestiture or discontinuance of marginal or unprofitable business efforts, and disposition of redundant aircraft. Actions to date include a 110 person reduction in force since September 30, 2000, discontinuance of certain operations in Southeast Asia and the sales of aircraft referred to above.

The Company also announced an increase in its published rates for helicopter service, effective May 1, 2001 or upon expiration of existing customer contracts. This increase followed an earlier increase announced by the Company, which was effective January 1, 2001.

RESULTS OF OPERATIONS

The following tables present certain non-financial operational statistics for the quarters ended March 31, 2001 and 2000:

                                          QUARTER ENDED
                                             MARCH 31,
                                      -----------------------
                                         2001         2000
                                      ----------   ----------
FLIGHT HOURS:
     Domestic Oil and Gas and Other       36,208       35,472
     International                         5,693        6,187
     Aeromedical                           5,281        5,149
     Other                                   141           85
                                      ----------   ----------
                  Total                   47,323       46,893
                                      ==========   ==========

AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas and Other          196          204
     International                            28           30
     Aeromedical                              43           45
                                      ----------   ----------
                  Total                      267          279
                                      ==========   ==========

QUARTER ENDED MARCH 31, 2001 COMPARED WITH QUARTER ENDED MARCH 31, 2000

Domestic Oil and Gas and Other

Domestic Oil & Gas and Other segment revenues increased 19.3% to $40.0 million for the quarter ended March 31, 2001 compared to $33.5 million during the same period in the prior year. A slight increase in domestic activity and rate increases implemented in January 2001 contributed to the increase.

The Domestic Oil & Gas and Other segment had $0.7 million operating income for the quarter compared to $0.5 million operating income for the same period in 2000, without taking into account unallocated overhead. Operating margin of 1.7% for the first quarter compares to 1.6% for the same quarter in the prior year. Increased repairs and maintenance, labor costs, fuel costs and ownership costs mostly offset the benefit of increased revenues.

International

International segment revenues increased 2.1% to $5.8 million for the quarter ended March 31, 2001 compared to $5.7 million during the same period in the prior year. New activity and operations in Taiwan contributed to the increase, but was partially offset by decreased activity and revenues in other international areas including Angola.

The International segment had a $0.5 million operating loss for the quarter compared to $0.2 million operating income for the same period in 2000, without taking into account unallocated overhead. Operating margin of (7.9)% for the first quarter compares to 3.1% for the same quarter in the prior year. Increased repairs and maintenance, labor costs, fuel costs, and ownership costs, as well as the lower activity in Angola, worsened profitability during the quarter.

Aeromedical

Aeromedical segment revenues increased 8.0% to $11.9 million for the quarter ended March 31, 2001 compared to $11.1 million during the same period in the prior year. The increase in revenues is primarily attributable to increased revenue in the Company's AirEvac operations in Arizona and new operations in Grand Junction, Colorado.

The Aeromedical segment operating income was $0.9 million for the quarter compared to less than $0.1 million for the same period in 2000, without taking into account unallocated overhead. Operating margin was 7.7% for the quarter and compares to 0.3% for the same quarter in 2000. The increase in operating income is attributable to the increase in revenues.

Technical Services

Technical Services segment revenues for the quarter ended March 31, 2001 were $5.5 million compared to $2.4 million in the prior year, an increase of 131.2%. Technical Services operating income improved to $0.6 million for the quarter compared to a less than $0.1 million loss for the same quarter in 2000, without taking into account unallocated overhead. The operating margin was 11.5% in the current year quarter and (1.3)% in the prior year quarter. The increases in operating revenues and operating income were primarily attributable to ongoing contracts that began in the second quarter of 2000 to provide maintenance to certain military aircraft.

OTHER INCOME, NET

Other income, net, was $2.0 million for the quarter ended March 31, 2001 as compared to other income, net, of $0.1 million for the prior year quarter. The other income, net, for both periods was primarily attributable to net gains on aircraft sales and other asset dispositions.

DIRECT EXPENSES

Direct expenses for the quarter ended March 31, 2001 increased by 18.8% to $58.8 million compared to $49.5 million in the same period in the prior year. The increase was due to the increase in domestic oil and gas and Technical Services activity and higher maintenance and repair, employee compensation, and ownership costs.

Depreciation expense included in direct expenses for the quarter ended March 31, 2001 was $3.6 million compared to $2.9 million in the prior year. Total depreciation expense was $4.0 million and $3.2 million for the same two periods, respectively. The increase was attributable to depreciation on new aircraft and refurbishments to older aircraft, along with the acceleration of deprecation on certain assets that the Company will abandon when it moves to its new operating facility in Lafayette, Louisiana.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the quarter ended March 31, 2001 were $4.7 million compared to $4.0 million in the same period in 2000. Costs related to the severance of certain employees along with increased labor and depreciation costs caused the increase.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2001 increased $1.7 million to $1.5 million. The increase is due primarily to higher debt levels in the current quarter compared to the same quarter in the prior year. Increases in interest rates charged by the Company's lenders also contributed to the increase.

INCOME TAXES

Income tax expense for the quarter ended March 31, 2001 was less than $0.1 million compared to a $0.8 million benefit for the quarter ended March 31, 2000. The effective tax-rates were 37.0% and 36.2% for the March 31, 2001 and 2000 quarters, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of March 31, 2001 was $4.1 million compared to $0.9 million at December 31, 2000. Working capital increased $4.1 million from $41.5 million at December 31, 2000 to $45.6 million. Net cash provided by operating activities during the quarter ended March 31, 2001 was $1.7 million. Net cash provided by operating activities along with $2.2 million of net borrowings and $8.4 million of aircraft sales funded expenditures for property and equipment and construction costs on the Company's new operating facility in Lafayette, Louisiana.

Total long-term debt including capital lease obligations increased $2.2 million since December 31, 2000 to $77.1 million at March 31, 2001. The current portion of the long-term debt was $11.1 million at March 31, 2001. On January 31, 2001, the revolving credit facility portion of the credit agreement converted to a term loan. On April 30, 2001, the Company received an amendment to its loan agreement with its lending group to extend commencement of the quarterly principal payments on the converted loan to July 31, 2001. The Company is currently negotiating a restatement of its loan agreement with its lending group to, among other things, reinstate the revolving credit facility portion of the credit agreement and extend the term of the credit agreement. The Company currently does not have any additional credit capacity under its credit facilities with its lending group.

The amount expended for the purchase and completion of aircraft improvements and engines and other property and equipment was $8.2 million for the quarter ended March 31, 2001, compared to $6.9 million in the first quarter of 2000. At March 31, 2001, the Company had purchase commitments to purchase property and equipment for approximately $1.4 million.

The Company will lease a new principal operating facility for twenty years, effective September 2001. Under the terms of the new facility lease, the Company has committed to fund $4.0 million of construction costs. As of April 30, 2001, the Company had funded $2.0 million of the commitment, and expects to fund the remaining $2.0 million in May and June of 2001. Amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

The Company believes that the combination of improved cash flow from operations and planned aircraft sales will fund required debt principal and interest payments and necessary capital expenditures during 2001. Capital expenditures, including expenditures for aircraft fleet upgrade, will be limited and will continue to be so until the Company improves its profitability and generates an acceptable cash flow from operations.

ENVIRONMENTAL MATTERS

The Company currently has an aggregate estimated liability of $3.0 million for environmental remediation costs that were probable and estimable at December 31, 2000. The Company recorded no additional provisions for the quarter ended March 31, 2001. However, the Company began conducting environmental site surveys at its Lafayette facility in late 2000, and anticipates that it will also conduct environmental site surveys at certain other facilities during 2001. As a result of information available to date, it is expected that the results of these surveys will require additional provisions for environmental remediation costs in the remainder of 2001, but the Company is currently unable to estimate the amount of additional provisions that may be necessary.

UNION NEGOTIATIONS

On April 27, 2001, the Company and the Office & Professional Employees International Union ("OPEIU") reached a tentative agreement on all terms and conditions of a three-year collective bargaining agreement. The agreement is subject to ratification by PHI's union employees.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract.

The Company uses interest rate swaps to hedge its cash flow related to interest. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended and has designated the interest rate swaps as cash flow hedges. The cumulative effect of adopting SFAS No. 133, as amended on January 1, 2001 resulted in an increase of $38,000 to other comprehensive income. As of March 31, 2001, the fair market value of these interest rate swaps was a $0.9 million liability and is included in other long-term liabilities on the balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of a decline in market interest rates, the estimated fair value of the Company's interest rate swaps declined to a liability of $0.9 million. There were no other material changes to the Company's disclosures regarding derivatives in its Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings primarily involving claims for personal injury. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended March 31, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Petroleum Helicopters, Inc.


May 15, 2001                           By: /s/ Carroll W. Suggs
                                          --------------------------------------
                                       Carroll W. Suggs
                                       Chairman of the Board and
                                       Chief Executive Officer

May 15, 2001                           By: /s/ Lance F. Bospflug
                                          --------------------------------------
                                       Lance F. Bospflug
                                       President

May 15, 2001                           By: /s/ Michael J. McCann
                                          --------------------------------------
                                       Michael J. McCann
                                       Chief Financial Officer and Treasurer