Form 10-Q
period 2001-06-30
PETROLEUM HELICOPTERS INC
filed 2001-08-14
CIK 350403

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 2001

                                       OR

     [ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ___________

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

                               Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                     Class                    Outstanding at July 31, 2001
                     -----                    ----------------------------
            Voting Common Stock                      2,793,386 shares
            Non-Voting Common Stock                  2,404,897 shares

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                         Part I - Financial Information

Item 1.   Financial Statements - Unaudited
              Consolidated Balance Sheets -  June 30, 2001 and
                 December 31, 2000 ...................................     3
              Consolidated Statements of Operations - Three Months
                 and Six Months Ended June 30, 2001 and 2000..........     4
              Consolidated Statements of Cash Flows - Six Months
                 Ended June 30, 2001 and 2000 ........................     5
              Notes to Consolidated Financial Statements .............     6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................    10

Item 3.   Quantitative and Qualitative Disclosures about
              Market Risk ............................................    18

                           Part II - Other Information

Item 1.   Legal Proceedings ..........................................    18

Item 6.   Exhibits and Reports on Form 8-K ...........................    18

          Signature ..................................................    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          JUNE 30,      DECEMBER 31,
                                                            2001           2000
                                                            ----           ----
                    ASSETS
Current Assets:
   Cash and cash equivalents                              $   1,491      $     863
   Accounts receivable -- net of allowance:
      Trade                                                  46,024         39,399
      Other                                                   1,383          3,490
   Inventory                                                 34,676         35,175
   Prepaid expenses                                           5,315          5,112
   Refundable income taxes                                    1,773          3,852
                                                          ---------      ---------
           Total current assets                           $  90,662      $  87,891

Property and equipment, net                                 123,855        131,856
Other                                                         7,626          3,008
                                                          ---------      ---------
           Total Assets                                   $ 222,143      $ 222,755
                                                          =========      =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities               $  26,886      $  30,047
   Accrued vacation payable                                   7,370          6,553
   Current maturities of long-term debt and capital
     lease obligations                                       14,823          9,744
                                                          ---------      ---------
           Total current liabilities                      $  49,079      $  46,344

Long-term debt and capital lease obligations, net of
  current maturities                                         57,447         65,075
Deferred income taxes                                        19,410         17,600
Other long-term liabilities                                  12,561         12,114
Commitments and Contingencies (Note 4)

Shareholders' Equity
   Voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                            279            279
   Non-voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                            238            237
   Additional paid-in capital                                12,141         12,045
   Accumulated other comprehensive income (loss)               (865)            --
   Retained earnings                                         71,853         69,061
                                                          ---------      ---------
           Total shareholders' equity                        83,646         81,622
                                                          ---------      ---------
           Total Liabilities and Shareholders' Equity     $ 222,143      $ 222,755
                                                          =========      =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                       QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                      -----------------------     -------------------------
                                        2001          2000           2001          2000
                                        ----          ----           ----          ----
REVENUES AND OTHER
  INCOME:
   Operating revenues                 $  68,534     $  55,105      $ 131,793     $ 107,764
   Other income, net                        703         2,400          2,734         2,547
                                      ---------     ---------      ---------     ---------
                                         69,237        57,505        134,527       110,311
                                      ---------     ---------      ---------     ---------
EXPENSES:
   Direct expenses                       58,790        52,505        117,606       102,019
   Selling, general, and
     administrative                       4,414         4,046          9,094         8,067
   Interest expense                       1,651         1,473          3,372         2,983
                                      ---------     ---------      ---------     ---------
                                         64,855        58,024        130,072       113,069
                                      ---------     ---------      ---------     ---------
Income (loss) before income taxes         4,382          (519)         4,455        (2,758)

Income taxes                              1,622          (193)         1,649        (1,004)
                                      ---------     ---------      ---------     ---------
Net income (loss)                     $   2,760     $    (326)     $   2,806     $  (1,754)
                                      =========     =========      =========     =========

Weighted average common shares
 outstanding:
   Basic                                  5,170         5,161          5,169         5,161
   Diluted                                5,305         5,161          5,226         5,161

Net Income (loss) per common
 share:
   Basic                              $    0.53     $   (0.06)     $    0.54     $   (0.34)
   Diluted                            $    0.52     $   (0.06)     $    0.54     $   (0.34)


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                2001          2000
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $  2,806      $ (1,754)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation                                              7,861         6,673
       Deferred income taxes                                     1,810          (282)
       Gain on asset dispositions                               (2,272)       (2,592)
       Equity in net losses of investee companies, net of
           distributions                                            --            14
       Other                                                       400           323
   Changes in operating assets and liabilities                  (7,639)        5,674
                                                              --------      --------
Net cash provided by operating activities                        2,966         8,056
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in and advances to affiliates                        71        (1,266)
   Purchase of property and equipment                          (12,311)       (9,422)
   Proceeds from asset dispositions                             12,441        14,302
                                                              --------      --------
Net cash provided by investing activities                          201         3,614
                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                  2,500         6,000
   Payments on long-term debt                                   (5,049)      (18,194)
   Other                                                            10            --
                                                              --------      --------
Net cash used in financing activities                           (2,539)      (12,194)
                                                              --------      --------
Increase (decrease) in cash and cash equivalents                   628          (524)

Cash and cash equivalents, beginning of period                     863         1,663
                                                              --------      --------
Cash and cash equivalents, end of period                      $  1,491      $  1,139
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

Segment operating income is operating revenues less direct expenses, selling, general, and administrative costs and interest expense allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company's reportable operating segments for the quarter and six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                QUARTER ENDED                SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                           ------------------------      ------------------------
                                              2001           2000           2001           2000
                                              ----           ----           ----           ----
Segment operating revenues, excluding
 other income:
   Domestic Oil and Gas and Other          $  46,302      $  35,206      $  86,268      $  68,705
     International                             5,230          4,356         11,069         10,077
     Aeromedical                              11,710         11,059         23,649         22,113
     Technical Services                        5,292          4,484         10,807          6,869
                                           ---------      ---------      ---------      ---------
       Total operating revenues,
         excluding other income            $  68,534      $  55,105      $ 131,793      $ 107,764
                                           =========      =========      =========      =========
Segment operating income (loss),
 excluding other income:
   Domestic Oil and Gas and Other          $   6,517      $    (452)     $   7,208      $      96
   International                                 (75)          (418)          (535)          (240)
   Aeromedical                                   (40)            91            880            126
   Technical Services                          1,109            901          1,741            870
                                           ---------      ---------      ---------      ---------
       Total segment operating income
         (loss) excluding other income         7,511            122          9,294            852
Other income, net                                703          2,400          2,734          2,547
Unallocated selling, general
 and administrative expense                   (3,832)        (3,041)        (7,573)        (6,157)
                                           ---------      ---------      ---------      ---------
           Income (loss) before
            income taxes                   $   4,382      $    (519)     $   4,455      $  (2,758)
                                           =========      =========      =========      =========


3.   OTHER ASSETS

In June 2001 the Company executed an agreement for the sale of its 50% equity interest and related assets in Clintondale Aviation, Inc. ("Clintondale") which operated helicopters and fixed-wing aircraft primarily in Kazakhstan. The Company had also previously leased four aircraft to Clintondale. The Company executed a promissory note for $3.1 million due from Clintondale in exchange for the previously leased four aircraft, certain amounts receivable from Clintondale, and the Company's 50% equity interest in Clintondale. The book value of the assets sold totaled $3.1 million, less a provision recorded at December 31, 2000 of $1.3 million, or a net amount of $1.8 million.

Other Assets also includes $3.0 million that the Company funded toward the construction cost of a new principal operating facility to be leased by the Company. Any such amounts funded by PHI, up to $4.0 million, will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

4.   COMMITMENTS AND CONTINGENCIES

Environmental Matters -- The Company has conducted environmental reviews and assessments at certain of its operating bases. In connection with the assessments, the Company has recorded an aggregated estimated liability of $3.0 million for environmental remediation costs that were probable and estimable at June 30, 2001. The Company recorded no additional provisions for the quarter ended June 30, 2001.

The Company began conducting environmental site surveys in late 2000 at its Lafayette, Louisiana facility, which will be vacated in 2001 when the Company moves to its new facility. Initial phases of the surveys have identified certain contamination. However, until the surveys and associated work are complete, the Company cannot reasonably estimate the extent of that contamination and the associated costs of remediation. The Company anticipates that it will also conduct environmental site surveys at certain other Gulf Coast facilities during 2001. It is expected that the results of the surveys discussed above will require additional provisions for environmental remediation costs, but the Company is currently unable to estimate the amount of additional provisions that may be necessary.

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

Long-Term Debt -- On July 3, 2001, the Company executed a revised credit agreement with its lending group. The revised credit agreement provides for a $45.0 million revolving credit facility and a $25.5 million term credit facility. The loan is secured by substantially all of the Company's assets. The secured term and revolving loan permits prime rate based borrowings and "Offshore Base Rate" (equivalent to LIBOR) based borrowings. The term credit facility is payable in scheduled payments of $3.5 million on September 30, 2001, $3.0 million on December 31, 2001, and $1.9 million per quarter beginning on March 31, 2002 to September 30, 2004. At June 30, 2001 and December 31, 2000, $25.5 million and $30.0 million was outstanding on the term credit facility. The revolving credit facility converts to a term loan on January 31, 2002, with scheduled quarterly installments equal to 5% of the principal amount outstanding at the conversion date, with the final balance due January 31, 2003. At June 30, 2001 and December 31, 2000, $44.5 million and $37.5 million was outstanding on the revolving credit facility.

The Company is subject to certain financial covenants under its loan agreement with its principal lending group, and was in compliance with those covenants on June 30, 2001 or had received the appropriate waiver. These covenants include maintaining certain levels of cash flow, working capital and shareholders' equity and contain other provisions, some of which restrict the purchases of the Company's stock, capital expenditures, and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. The loan agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

Operating Leases -- The Company will lease a new principal operating facility for twenty years, including three five-year renewal options, effective September 2001. Under the terms of the new facility lease, there is a commitment by the Company, under certain circumstances, to fund $4.0 million of construction costs. Any such amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease. As of June 30, 2001, the Company paid $3.0 million of the commitment. The Company expects that it will pay the remaining $1.0 million in September 2001.

The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company has approximately $117.9 million in aggregate lease commitments under operating leases of which approximately $19.0 million is payable during the next twelve months.

Purchase Commitments -- At June 30, 2001, the Company had no outstanding purchase commitments.

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

The Company uses interest rate swaps to hedge its cash flow related to interest. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended, and has designated the interest rate swaps as cash flow hedges. The cumulative effect of adopting SFAS No. 133, as amended, on January 1, 2001 resulted in an increase of $38,000 to other comprehensive income. As of June 30, 2001, the fair market value of these interest rate swaps was a $0.9 million liability and is included in other long-term liabilities on the balance sheet.

6.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarter and six months ended June 30, 2001 and 2000 (in thousands):

                                           QUARTER ENDED           SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                        -------------------      --------------------
                                          2001        2000         2001         2000
                                          ----        ----         ----         ----
 Net income (loss)                      $ 2,760     $  (326)     $ 2,806      $(1,754)
 Other comprehensive income
   (loss):
      Cumulative effect of adopting
         SFAS No. 133                        --          --           38           --
      Unrecognized income (loss) on
         interest rate swaps                 32          --         (903)          --
                                        -------     -------      -------      -------
 Comprehensive income (loss)            $ 2,792     $  (326)     $ 1,941      $(1,754)
                                        =======     =======      =======      =======

7.   VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $1.3 million and $2.2 million at June 30, 2001 and December 31, 2000, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $4.2 million and $3.7 million at June 30, 2001 and December 31, 2000, respectively.

8.   SEVERANCE LIABILITY

At December 31, 2000, the Company recorded a severance liability of $1.1 million for a plan of termination for approximately 120 employees. That termination plan was executed in the first quarter 2001. There was no additional severance cost incurred in the second quarter ended June 30, 2001. The related severance liability at June 30, 2001 was $0.4 million covering three employees and certain other cost related to the termination of all employees under the plan. The Company expects to pay the remaining severance liability over the next 24 months.

9.   NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has determined that this statement will have no material impact on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has determined that this statement will have no material impact on its consolidated financial position or results of operation.


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

OVERVIEW

Total revenues during the second quarter of 2001 reflected improvement over the second quarter of 2000 primarily due to rate increases which were implemented January 2001 and May 2001. Those rate increases become effective at customer contract renewal dates unless implemented earlier by mutual agreement. The improvement in earnings is also primarily a result of those rate increases.

RESULTS OF OPERATIONS

The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2001 and 2000:

                                     QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                     ----------------------     -------------------------
                                       2001          2000         2001            2000
                                       ----          ----         ----            ----
FLIGHT HOURS:
    Domestic Oil and Gas and Other    40,063        39,619       76,271          74,901
    International                      5,286         4,842       10,979          11,029
    Aeromedical                        5,817         5,574       11,098          10,913
    Other                                 34           283          175             368
                                      ------        ------       ------          ------
               Total                  51,200        50,318       98,523          97,211
                                      ======        ======       ======          ======


                                                            JUNE 30,
                                                      --------------------
                                                      2001            2000
                                                      ----            ----
AIRCRAFT OPERATED AT PERIOD END:
    Domestic Oil and Gas and Other                     192             201
    International                                       25              29
    Aeromedical                                         42              42
                                                       ---             ---
               Total                                   259             272
                                                       ===             ===


QUARTER ENDED JUNE 30, 2001 COMPARED WITH QUARTER ENDED JUNE 30, 2000

Combined Operations

Operating revenues were $68.5 million for the quarter ended June 30, 2001 as compared to $55.1 million for the quarter ended June 30, 2000. The increase of $13.4 million was primarily due to rate increases implemented January 2001 and May 2001. In addition, there was an increase in demand for medium aircraft offset in part by a decrease in demand for light aircraft. While the number of aircraft at the end of the period declined to 259 as compared to 272 at June 30, 2000, flight hours for the three months ended June 30, 2001 were up 882 hours as compared to the three months ended June 30, 2000.

There was a net labor cost increase and an increase in aircraft parts usage cost in the current quarter compared to the same period in the prior year. The labor cost increase was related to compensation increases for pilots and mechanics. That increase was offset to some extent by a reduction in personnel implemented in February 2001.

The Company's net income for the quarter was $2.8 million compared to a loss in the same period in the prior year of $0.3 million. Earnings before tax for the quarter were $4.4 million compared to a loss of $0.5 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.52 as compared to a loss per diluted share in the same quarter prior year of $0.06. The improvement in earnings from operations is due primarily to the rate increase implemented May 2001.

Domestic Oil and Gas and Other

Domestic Oil & Gas and Other segment revenues increased 31.5% to $46.3 million for the quarter ended June 30, 2001 compared to $35.2 million during the same period in the prior year. The increase of $11.1 million as compared to the second quarter 2000 was due to rate increases implemented January 2001 and May 2001. In addition, there was an increase in demand for medium aircraft offset in part by a decrease in demand for light aircraft.

The Domestic Oil & Gas and Other segment had operating income of $6.5 million for the quarter compared to an operating loss of $0.5 million for the same period in 2000. Operating margin of 14.1% for the second quarter compares favorably to a negative margin of 1.3% in the prior period.

International

International segment revenues increased 20.1% to $5.2 million for the quarter ended June 30, 2001 compared to $4.4 million during the same period in the prior year. The increase was primarily due to a contract in Taiwan, but was also affected by an increase in activity on two other contracts.

The International segment had a $0.1 million operating loss for the quarter compared to $0.4 million operating loss for the same period in 2000. The decrease in the operating loss was due to the contract in Taiwan that commenced earlier this year.

The Company expects that it will exit the operation in Taiwan during the third quarter of 2001 because its customer will require additional aircraft. The Company has elected not to make the capital expenditures required to service the customer's expanded operations.

Aeromedical

Aeromedical segment revenues increased 5.9% to $11.7 million for the quarter ended June 30, 2001 compared to $11.0 million during the same period in the prior year. The increase in operating revenues is the result of a new contract in Grand Junction, Colorado, combined with rate increases on two other aeromedical contracts.

The Aeromedical segment generated an operating loss of less than $0.1 million as compared to an operating profit in the same quarter prior year of $0.1 million. The loss in the current period is due to increased compensation cost.

Technical Services

The Technical Services segment revenues for the quarter ended June 30, 2001 were $5.3 million compared to $4.5 million in the prior year, an increase of 18.0%. This was due to increased activity related to certain long-term contracts.

Technical Services operating income improved to $1.1 million for the quarter compared to $0.9 million in the same quarter in the prior year. The increase in operating income is due to the increased activity related to certain long term contracts.

OTHER INCOME, NET

Other income, net was $0.7 million for the three months ended June 30, 2001 as compared to $2.4 million for the three months ended June 30, 2000. Included in other income, net, are gains from aircraft sales which were $0.3 million for the three months ended June 30, 2001 as compared to $2.4 million for the same period in the prior year.

DIRECT EXPENSES

Direct expenses for the quarter ended June 30, 2001 increased by 12.0% to $58.8 million compared to $52.5 million in the same period in the prior year. Human resource cost increased as a result of increases in compensation to pilots and mechanics. Spare parts usage also increased for the quarter. Technical Services costs increase is related to the increase in activity. Insurance and helicopter lease cost also increased.

Depreciation expense included in direct expenses for the quarter ended June 30, 2001 was $3.5 million compared to $3.2 million in the same period prior year. Total depreciation expense was $3.8 million and $3.5 million for the same two periods, respectively. The increase was attributable to depreciation on new aircraft and refurbishments to older aircraft, along with the acceleration of deprecation on certain assets that the Company will abandon when it moves to its new operating facility in Lafayette, Louisiana.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the quarter ended June 30, 2001 were $4.4 million compared to $4.0 million in the same period in 2000. The increase for the period was related to certain costs incurred related to improvement and/or replacement of the Company's inventory and accounting systems, corporate legal matters with outside counsel, and costs incurred in reviewing and improving procedures and systems in the Company's aircraft maintenance facility in Lafayette, Louisiana.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 2001 increased $0.2 million to $1.7 million. The increase is due primarily to higher debt levels in the current quarter compared to the same quarter in the prior year. Increases in interest rates charged by the Company's lenders also contributed to the increase.

INCOME TAXES

Income tax expense for the quarter ended June 30, 2001 was $1.6 million compared to an income tax benefit of $0.2 million for the quarter ended June 30, 2000. The effective tax-rate was 37.0% and 37.2% for the quarters ended June 30, 2001 and 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Combined Operations

Operating revenues for the six months ended June 30, 2001 were $131.8 million compared to $107.8 million for the six months ended June 30, 2000. The increase in revenue is primarily related to rate increases implemented in January 2001 and May 2001. Those rate increases become effective at customer contract renewal dates unless implemented earlier by mutual agreement. There was also an increase in revenue related to an increase in demand for medium aircraft offset in part by a decrease in demand for light aircraft. The number of aircraft at the end of the period were 259 as compared to 272 at

June 30, 2000. Flight hours for the six months ended June 30, 2001 were up 1,312 hours as compared to the six months ended June 30, 2000.

There was a labor cost increase and an increase in aircraft parts usage cost in the current six months compared to the same period in the prior year. The labor cost increase was related to compensation increases for pilots and mechanics. That increase was offset to some extent by a reduction in personnel implemented in February 2001. In addition, aircraft lease cost, insurance, and depreciation also increased over the same period in the prior year.

The Company's net income for the six months ended June 30, 2001 was $2.8 million compared to a loss for the six months ended June 30, 2000 of $1.8 million. Earnings before tax for the six months ended June 30, 2001 was $4.5 million compared to a loss of $2.8 million for the same period in the prior year. Earnings per diluted share for the six months ended June 30, 2001 was $0.54 as compared to a loss per diluted share for the six months ended June 30, 2000 of ($0.34). The improvement in earnings from operations is due primarily to the rate increase implemented May 2001.

Domestic Oil and Gas and Other

Domestic Oil & Gas and Other revenues were $86.3 million for the six months ended June 30, 2001 compared to $68.7 million for the six months June 30, 2000, an increase of $17.6 million or 25.6%. The increase in revenue is primarily related to rate increases implemented in January 2001 and May 2001. The May 2001 increase will take several months before it is fully implemented. Those rate increases become effective at customer contract renewal dates unless implemented earlier by mutual agreement. There was also an increase in revenue related to an increase in demand for medium aircraft offset in part by a decrease in demand for light aircraft.

Domestic Oil and Gas and Other had operating income of $7.2 million for the six months ended June 30, 2001 compared to operating income of $0.1 million for the same period in 2000. The operating margin for the six months ended June 2001 was 8.4% compared to essentially a breakeven margin in the prior period. The improvement in earnings and operating margin occurred in the second quarter and is the result primarily of the rate increase implemented May 1, 2001. There were increases primarily in human resource cost and parts usage cost, which was offset in part by cost reductions implemented earlier in the year.

International

International segment revenues were $11.1 million for the six months ended June 30, 2001 compared to $10.1 million during the same period in the prior year. The increase was primarily due to a contract in Taiwan, but also an increase in activity on two other contracts also contributed to the increase.

The International segment had a $0.5 million operating loss for the six months ended June 30, 2001 compared to $0.2 million operating loss for the same period in 2000. The increase in the operating loss was due to increased compensation expense, offset in part by operating income from a contract in Taiwan which commenced earlier this year.

The Company expects that it will exit the operation in Taiwan during the third quarter of 2001 because its customer will require additional aircraft. The Company has elected not to make the capital expenditures required to service the customer's expanded operations.

Aeromedical

Aeromedical had revenue of $23.6 for the six months ended June 30, 2001 compared to $22.1 million for the same period in the prior year, an increase of 6.9%. This increase was primarily due to a new contract in Grand Junction, Colorado, and an increase in activity in the Company's AirEvac operations in Arizona.

Aeromedical had operating income of $0.9 million for the six months ended June 30, 2001 compared to $0.1 million for the same period in 2000. Although the year
- to-date earnings reflect an improvement in this segment as compared to the same period in the prior year, the improvement occurred in the first quarter of the current year. The second quarter in this period reflected a decrease in operating income which was due to increases in compensation.

Technical Services

The Technical Services segment operating revenues for the six months ended June 30, 2001 were $10.8 million compared to $6.9 million in the prior year, an increase of $3.9 million. This increase is due primarily to increased activity on certain long term contracts.

The Technical Services segment had operating income of $1.7 million for the six months compared to $0.9 million for the same six months in 2000.

The operating margin was 16.1% in the six months ended June 30, 2001 and 12.7% for the six months ended June 30, 2000. The improvement in operating income and in the operating margin is related to an increase in activity on certain long-term contracts.

OTHER INCOME, NET

Other income, net was $2.7 million for the six months ended June 30, 2001 as compared to $2.5 million for the six months ended June 30, 2000. Included in other income, net, are gains from aircraft sales, which totaled $2.3 million for the six months ended June 30, 2001 as compared to $2.6 million in the same period prior year.

DIRECT EXPENSES

Direct expenses for the six months ended June 30, 2001 increased by 15.3% to $117.6 million compared to $102.0 million in same period in the prior year. The increase was due to a net increase in human resource costs, an increase in spare parts usage and outside repairs, helicopter lease expense, insurance, and depreciation, and an increase in cost of sales related to an increase in Technical Services activity. The net increase in human resource cost is related to increased compensation for pilots and mechanics offset in part by a reduction in personnel implemented earlier in the year.

Depreciation expense included in direct expenses for the six months ended June 30, 2001 was $7.1 million compared to $6.1 million in the same period prior year. Total depreciation expense was $7.9 million and $6.7 million for the same two periods, respectively. The increase was attributable to depreciation on new aircraft and refurbishments to older aircraft, along with the acceleration of deprecation on certain assets that the Company will abandon when it moves to its new operating facility in Lafayette, Louisiana.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the six months ended June 30, 2001 increased by 12.7% to $9.1 million compared to $8.1 million in the same period in the prior year. The increase for the period was related to certain costs incurred related to improvement and/or replacement of the Company's inventory and accounting systems, corporate legal matters with outside counsel, and costs incurred in reviewing and improving procedures and systems in the Company's aircraft maintenance facility in Lafayette, Louisiana. In addition there were severance charges recorded in the current year related to a reduction in force implemented in the first quarter of $0.3 million. Certain of the severance charges related to the reduction in force.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2001 increased $0.4 million to $3.4 million as compared to the six months ended June 30, 2000. The increase is due primarily to higher debt levels in the current period compared to the same period in the prior year. Increases in interest rates charged by the Company's lenders also contributed to the increase.

INCOME TAXES

Income tax expense for the six months ended June 30, 2001 was $1.6 million, or an effective tax rate of 37.0%. This compares to an income tax benefit recorded in the same period prior year of $1.0 million, also an effective rate of 36.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of June 30, 2001 was $1.5 million compared to $0.9 million at December 31, 2000. Working capital increased $0.1 million from $41.5 million at December 31, 2000 to $41.6 million at June 30, 2001. Net cash provided by operating activities for the six months ended June 30, 2001 was $3.0 million. Net cash provided by operating activities along with $12.4 million of aircraft sales funded expenditures for property and equipment of $12.3 million for the six months ended June 30, 2001.

Total long-term debt including capital lease obligations decreased $2.5 million since December 31, 2000 to $72.3 million at June 30, 2001. The current portion of the long-term debt was $14.8 million at June 30, 2001. On July 3, 2001, the Company executed a revised credit agreement with its lending group. The revised credit agreement provides for a $45.0 million revolving credit facility and a $25.5 million term credit facility. The loan is secured by substantially all of the Company's assets. The secured term and revolving loan permits prime rate based borrowings and "Offshore Base Rate" based borrowings. The term credit facility is payable in scheduled payments of $3.5 million on September 30, 2001, $3.0 million on December 31, 2001, and $1.9 million per quarter beginning on March 31, 2002 to September 30, 2004. At June 30,2001 and December 31, 2000, $25.5 million and $30.0 million was outstanding on the term credit facility. The revolving credit facility converts to a term loan on January 31, 2002, with scheduled quarterly installments equal to 5% of the principal amount outstanding at the conversion date, with the final balance due January 31, 2003. At June 30, 2001 and December 31, 2000, $44.5 million and $37.5 million was outstanding on the revolving credit facility. During the second quarter the Company paid $4.8 million of term debt.

The amount expended for the purchase and completion of aircraft improvements and engines and other property and equipment was $12.3 million for the six months ended June 30, 2001, compared to $9.4 million for the six months ended June 30, 2000.

The Company executed a lease agreement for a new principal operating facility for twenty years, effective September 2001. Certain portions of the new facility have been occupied by the Company at June 30, 2001. Under the terms of the new facility lease, the Company has committed to fund $4.0 million of construction costs. As of June 30, 2001, the Company had funded $3.0 million of the commitment, and expects to fund the remaining $1.0 million in September 2001. Amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

The Company believes that the combination of improved cash flow from operations and planned aircraft sales will fund required debt principal and interest payments and necessary capital expenditures during 2001.

ENVIRONMENTAL MATTERS

The Company currently has an aggregate estimated liability of $3.0 million for environmental remediation costs that were probable and estimable at December 31, 2000. The Company recorded no additional provisions for the quarter ended June 30, 2001. However, the Company began conducting environmental site surveys at its Lafayette facility in late 2000, and anticipates that it will also conduct environmental site surveys at certain other facilities during 2001. As a result of information available to date, it is expected that the results of these surveys will require additional provisions for environmental remediation costs, but the Company is currently unable to estimate the amount of additional provisions that may be necessary until such time as sufficient work has been done and approvals received from appropriate regulatory agencies regarding any remediation plans.

UNION CONTRACT

On April 27, 2001, the Company and the Office & Professional Employees International Union ("OPEIU") reached a tentative agreement on all terms and conditions of a three-year collective bargaining agreement covering its domestic pilots. This agreement was ratified by the Company's domestic pilots on June 13, 2001, and was effective retroactively to June 1, 2001.

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

The Company uses interest rate swaps to hedge its cash flow related to interest. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended and has designated the interest rate swaps as cash flow hedges. The cumulative effect of adopting SFAS No. 133, as amended on January 1, 2001 resulted in an increase of $38,000 to other comprehensive income. As of June 30, 2001, the fair market value of these interest rate swaps was a $0.9 million liability and is included in other long-term liabilities on the balance sheet.

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has determined that this statement will have no material impact on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has determined that this statement will have no material impact on its consolidated financial position or results of operation.

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

              (ii) By-laws of the Company as amended.

       10.23 Second Amended and Restated Loan Agreement to the Loan Agreement originally dated January 31, 1986 as amended and restated in its entirety as of March 31, 1997 and as amended among Petroleum Helicopters, Inc., and Bank of America, NA, Whitney National Bank, Bank One, NA, and Bank of America, N.A. as Agent, and Letter of Credit Issuing Bank dated July 3, 2001.

       10.24 Articles of Agreement Between Petroleum Helicopters, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001.

       10.25 Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Petroleum Helicopters, Inc.


August 14, 2001                       By: /s/ Carroll W. Suggs
                                          -------------------------------------
                                      Carroll W. Suggs
                                      Chairman of the Board and
                                      Chief Executive Officer

August 14, 2001                       By: /s/ Lance F. Bospflug
                                          -------------------------------------
                                      Lance F. Bospflug
                                      President

August 14, 2001                       By: /s/ Michael J. McCann
                                          -------------------------------------
                                      Michael J. McCann
                                      Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

       Exhibits

         3.1 (i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

                  (ii) By-laws of the Company as amended.

         10.23 Second Amended and Restated Loan Agreement among Petroleum Helicopters, Inc., and Bank of America, NA, Whitney National Bank, Bank One, NA, and Bank of America, N.A. as Agent, and Letter of Credit Issuing Bank dated July 3, 2001.

         10.24 Articles of Agreement Between Petroleum Helicopters, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001.

         10.25 Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001.