Form 10-Q
period 2001-09-30
PETROLEUM HELICOPTERS INC
filed 2001-11-14
CIK 350403

================================================================================

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

         [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2001

                                       OR

         [ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________  to ___________

                          Commission file number 0-9827

                           PETROLEUM HELICOPTERS, INC.
             (Exact name of registrant as specified in its charter)

                             Louisiana                                               72-0395707
          (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                           organization)

                     2001 SE Evangeline Thruway
                        Lafayette, Louisiana                                            70508
              (Address of principal executive offices)                               (Zip Code)

       Registrant's telephone number, including area code: (337) 235-2452

                          2121 Airline Drive Suite 400
                  P.O. Box 578, Metairie, Louisiana 70001-5979
                 (Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                               Class                     Outstanding at October 31, 2001
                               -----                     -------------------------------
                         Voting Common Stock                      2,851,866 shares
                       Non-Voting Common Stock                    2,404,897 shares

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                         Part I - Financial Information

                                 Part I - Financial Information

Item 1.       Financial Statements - Unaudited
                  Consolidated Balance Sheets - September 30, 2001 and
                     December 31, 2000 ................................................          3
                  Consolidated Statements of Operations - Three Months
                     and Nine Months Ended September 30, 2001 and 2000.................          4
                  Consolidated Statements of Cash Flows - Nine Months
                     Ended September 30, 2001 and 2000 ................................          5
                  Notes to Consolidated Financial Statements ..........................          6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................         11

Item 3.       Quantitative and Qualitative Disclosures about
                  Market Risk .........................................................         20

                                      Part II - Other Information


Item 1.       Legal Proceedings .......................................................         20

Item 6.       Exhibits and Reports on Form 8-K ........................................         20

              Signature ...............................................................         21

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                         2001              2000
                                                                    -------------      ------------
                                ASSETS
Current Assets:
    Cash and cash equivalents                                       $       5,991      $        863
    Accounts receivable -- net of allowance:
       Trade                                                               48,520            39,399
       Other                                                                1,652             3,490
    Inventory                                                              35,307            35,175
    Prepaid expenses                                                        6,113             5,112
    Refundable income taxes                                                 1,839             3,852
                                                                    -------------      ------------
                  Total current assets                                     99,422            87,891

Property and equipment, net                                               123,334           131,856
Other                                                                       7,891             3,008
                                                                    -------------      ------------
                  Total Assets                                      $     230,647      $    222,755
                                                                    =============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities                        $      30,943      $     30,047
    Accrued vacation payable                                                6,922             6,553
    Current maturities of long-term debt and capital lease
         obligations                                                       15,431             9,744
                                                                    -------------      ------------
                  Total current liabilities                                53,296            46,344

Long-term debt and capital lease obligations, net of current
     maturities                                                            53,349            65,075
Deferred income taxes                                                      21,819            17,600
Other long-term liabilities                                                13,947            12,114
Commitments and Contingencies (Note 4)

Shareholders' Equity
    Voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                                          285               279
    Non-voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                                          240               237
    Additional paid-in capital                                             13,192            12,045
    Accumulated other comprehensive income (loss)                          (2,086)               --
    Retained earnings                                                      76,605            69,061
                                                                    -------------      ------------
                Total shareholders' equity                                 88,236            81,622
                                                                    -------------      ------------
                Total Liabilities and Shareholders' Equity          $     230,647      $    222,755
                                                                    =============      ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        QUARTER ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------------      -------------------------
                                                     2001           2000            2001           2000
                                                  ----------     ----------      ----------     ----------
REVENUES AND OTHER
  INCOME:
    Operating revenues                            $   73,613     $   60,894      $  205,406     $  168,658
    Other income (loss), net                           1,038           (358)          3,772          2,189
                                                  ----------     ----------      ----------     ----------
                                                      74,651         60,536         209,178        170,847
                                                  ----------     ----------      ----------     ----------

EXPENSES:
    Direct expenses                                   60,485         55,724         178,091        157,743
    Selling, general, and
        administrative                                 5,078          4,412          14,172         12,479
     Interest expense                                  1,536          1,329           4,908          4,312
                                                  ----------     ----------      ----------     ----------
                                                      67,099         61,465         197,171        174,534
                                                  ----------     ----------      ----------     ----------

Income (loss) before income taxes                      7,552           (929)         12,007         (3,687)

Income taxes                                           2,794             82           4,443           (922)
                                                  ----------     ----------      ----------     ----------

Net income (loss)                                 $    4,758     $   (1,011)     $    7,564     $   (2,765)
                                                  ==========     ==========      ==========     ==========

Weighted average common shares outstanding:
    Basic                                              5,197          5,165           5,179          5,163
    Diluted                                            5,310          5,165           5,286          5,163

Net income (loss) per common share:
    Basic                                         $     0.92     $    (0.20)     $     1.46     $    (0.54)
    Diluted                                       $     0.90     $    (0.20)     $     1.43     $    (0.54)


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                      2001            2000
                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $    7,564      $   (2,765)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depreciation                                                   11,288          10,088
        Deferred income taxes                                           3,740            (385)
        Gain on asset dispositions                                     (3,535)         (2,855)
        Bad debt allowance related to note receivable                     575              --
        Equity in net losses of investee companies, net of
            distributions                                                  --             439
        Other                                                             449             575
    Changes in operating assets and liabilities                        (7,965)          4,414
                                                                   ----------      ----------

Net cash provided by operating activities                              12,116           9,511
                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in and advances to affiliates                             200          (1,266)
    Proceeds from notes receivable                                         --             198
    Purchase of property and equipment                                (18,517)        (12,745)
    Proceeds from asset dispositions                                   16,675          15,955
                                                                   ----------      ----------

Net cash (used in) provided by investing activities                    (1,642)          2,142
                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        2,500           9,000
    Payments on long-term debt                                         (8,539)        (22,194)
    Other                                                                 693              --
                                                                   ----------      ----------

Net cash used in financing activities                                  (5,346)        (13,194)
                                                                   ----------      ----------

Increase (decrease) in cash and cash equivalents                        5,128          (1,541)

Cash and cash equivalents, beginning of period                            863           1,663
                                                                   ----------      ----------

Cash and cash equivalents, end of period                           $    5,991      $      122
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

2.   SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas and Other, International, Aeromedical, and Technical Services. The Domestic Oil and Gas and Other segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment provides helicopters in various foreign countries to oil and gas customers, which primarily consists of operations in the west coast of Africa. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's AirEvac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services for a variety of helicopter owners and operators.

Segment operating income is operating revenues less direct expenses, selling, general, and administrative costs and interest expense allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company's reportable operating segments for the quarter and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                         QUARTER ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                  --------------------------      --------------------------
                                                     2001            2000            2001            2000
                                                  ----------      ----------      ----------      ----------
Segment operating revenues, excluding
  other income:
     Domestic Oil and Gas and Other               $   51,150      $   40,613      $  137,418      $  109,318
     International                                     5,100           4,586          16,169          14,663
     Aeromedical                                      11,766          10,928          35,415          33,041
     Technical Services                                5,597           4,767          16,404          11,636
                                                  ----------      ----------      ----------      ----------
         Total operating revenues,
           excluding other income                 $   73,613      $   60,894      $  205,406      $  168,658
                                                  ==========      ==========      ==========      ==========

Segment operating income (loss),
  excluding other income:
     Domestic Oil and Gas and Other               $   10,561      $    2,160      $   17,769      $    2,256
     International                                        44            (170)           (491)           (410)
     Aeromedical                                        (613)            (98)            267              28
     Technical Services                                  883             968           2,624           1,838
                                                  ----------      ----------      ----------      ----------
         Total segment operating income
           excluding other income                     10,875           2,860          20,169           3,712
Other income, net                                      1,038            (358)          3,772           2,189
Unallocated selling, general
  and administrative expense                          (4,361)         (3,431)        (11,934)         (9,588)
                                                  ----------      ----------      ----------      ----------
               Income (loss) before income
                 taxes                            $    7,552      $     (929)     $   12,007      $   (3,687)
                                                  ==========      ==========      ==========      ==========


3.       OTHER ASSETS

In June 2001, the Company executed an agreement for the sale of its 50% equity interest and related assets in Clintondale Aviation, Inc. ("Clintondale"), which operated helicopters, and fixed-wing aircraft primarily in Kazakhstan. The Company had also previously leased four aircraft to Clintondale. The Company received a promissory note for $3.1 million from Clintondale in exchange for the previously leased four aircraft, certain amounts receivable from Clintondale, and the Company's 50% equity interest in Clintondale. The book value of the assets sold totaled $3.1 million, less a provision recorded at December 31, 2000 of $1.3 million, or a net amount of $1.8 million.

As a result of the tragic events that occurred September 11, 2001, the Company reassessed Clintondale's financial ability to repay the note receivable based on their reduced operations in Kazakhstan and therefore recorded a charge to earnings of $575,000 in the third quarter.

Other Assets also includes $3.0 million that the Company funded toward the construction cost of a new principal operating facility leased by the Company. Any such amounts funded by PHI, up to $4.0 million, will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease. A final $1.0 million was funded by PHI in October 2001.

4.   COMMITMENTS AND CONTINGENCIES

Environmental Matters -- The Company currently has an aggregate estimated liability of $3.0 million for environmental remediation costs that are probable and estimable. The Company recorded no additional provisions for the quarter and nine months ended September 30, 2001. The Company has been conducting environmental surveys of the Lafayette facility which it recently vacated, and, has determined that contamination exists at that facility. To date, borings have been conducted to determine the type and extent of contamination. Additional borings are required to complete this process and the Company has filed a plan with the Louisiana Department of Environmental Quality (LDEQ) to conduct these additional borings. The Company expects that the assessment process will be complete by the 4th quarter of 2002. Once the extent and type of contamination are defined, a risk evaluation in accordance with the Louisiana RECAP standard will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation.

To date the Company has expended $124,000 on conducting these surveys and expects to spend an additional $109,000 performing those borings by year end.

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

Long-Term Debt -- On July 3, 2001, the Company executed a revised credit agreement with its lending group. The revised credit agreement provides for a $45.0 million revolving credit facility and a $25.5 million secured term credit facility. The credit facility is secured by substantially all of the Company's assets. The secured term and revolving loan permit prime rate based borrowings and "Offshore Base Rate" (equivalent to LIBOR) based borrowings. The secured term credit facility is payable in scheduled payments of $3.0 million on December 31, 2001, and $1.9 million per quarter beginning on March 31, 2002 to September 30, 2004. At September 30, 2001 and December 31, 2000, $22.0 million and $30.0 million was outstanding on the secured term credit facility. The revolving credit facility converts to a term loan on January 31, 2002, with scheduled quarterly installments equal to 5% of the principal amount outstanding at the conversion date, with the final balance due January 31, 2003. At September 30, 2001 and December 31, 2000, $44.5 million and $37.5 million was outstanding on the revolving credit facility.

The Company is subject to certain financial covenants under its loan agreement with its principal lending group, and was in compliance with those covenants on September 30, 2001. These covenants include maintaining certain levels of cash flow, working capital and shareholders' equity and contain other provisions, some of which restrict the purchases of the Company's stock, capital expenditures, and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. The loan agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

At September 30, 2001 and December 31, 2000, amounts outstanding on a capital lease for two aircraft were $2.2 million and $2.3 million, respectively.

Operating Leases -- The Company began leasing a new principal operating facility for twenty years, including three five-year renewal options, effective September 2001. Under the terms of the new facility lease, there was a commitment by the Company, to fund $4.0 million of construction costs. Amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease. As of September

30, 2001, the Company paid $3.0 million of the commitment. The final $1.0 million commitment was paid in October 2001.

The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company has approximately $111.8 million in aggregate lease commitments under operating leases of which approximately $18.1 million is payable during the next twelve months. At December 31, 2000, lease commitments under operating leases totaled $128.7 million.

Purchase Commitments -- At September 30, 2001, the Company had no outstanding purchase commitments.

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

The Company uses interest rate swaps to hedge its cash flow related to interest. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended, and has designated the interest rate swaps as cash flow hedges. The cumulative effect of adopting SFAS No. 133, as amended, on January 1, 2001 resulted in an increase of $38,000 to other comprehensive income. As of September 30, 2001, the fair market value of these interest rate swaps was a $2.1 million liability and is included in other long-term liabilities on the balance sheet.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarter and nine months ended September 30, 2001 and 2000 (in thousands):


                                                 QUARTER ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            ----------------------      ----------------------
                                              2001          2000          2001          2000
                                            --------      --------      --------      --------
Net income (loss)                           $  4,758      $ (1,011)     $  7,564      $ (2,765)
Other comprehensive income
  (loss):
     Cumulative effect of adopting
        SFAS No. 133                              --            --            38            --
     Unrecognized income (loss) on
        interest rate swaps                   (1,221)           --        (2,124)           --
                                            --------      --------      --------      --------
Comprehensive income (loss)                 $  3,537      $ (1,011)     $  5,478      $ (2,765)
                                            ========      ========      ========      ========

7. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $1.4 million and $2.2 million at September 30, 2001 and December 31, 2000, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $4.2 million and $3.7 million at September 30, 2001 and December 31, 2000, respectively.

8. SEVERANCE LIABILITY

At December 31, 2000, the Company recorded a severance liability of $1.1 million for a plan of termination for approximately 120 employees. That termination plan was executed in the first quarter 2001. There was no additional severance cost incurred in the third quarter ended September 30, 2001. The related severance liability at September 30, 2001 was $0.4 million covering three employees and certain other cost related to the termination of all employees under the plan. The Company expects to pay the remaining severance liability over the next 21 months.

9. NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and it has determined that this statement did not have a material impact on its consolidated financial position or results of operations.

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

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No.143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and it does not expect the implementation of this standard to have a material effect on the Company's financial position or results of operations.

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

OVERVIEW

Total revenues during the third quarter of 2001 reflected improvement over the third quarter of 2000 primarily due to rate increases, which were implemented January 2001 and May 2001. Those rate increases become effective at customer contract renewal dates unless implemented earlier by mutual agreement. The improvement in earnings is also primarily a result of those rate increases.

The third quarter was adversely impacted by the tragic events of September 11, 2001. The immediate effects on PHI were a restriction of flight operations from September 11, 2001 through September 13, 2001. Some curtailment of training and other operations continued for approximately two weeks after September 11, 2001. Additionally, PHI incurred increased security costs and increased insurance costs. The Company has had discussions with customers regarding passing these increased costs to them. However, the Company is unable to quantify the extent that it will be successful in charging these increased costs to its customers.

As a result of the tragic events that occurred September 11, 2001, the Company reassessed Clintondale's financial ability to repay the note receivable based on their reduced operations in Kazakhstan and therefore recorded a charge to earnings of $0.6 million in the third quarter.

Under the Air Transportation Safety and System Stabilization Act passed by Congress in the aftermath of the September 11, 2001 events, PHI may be entitled to compensation from the Government for a portion of lost revenues and earnings. However, there is no assurance as to the amount, if any, of compensation that the Company may receive.

The Company also began experiencing decreased flight activity in the third quarter of 2001 because of decreased oil and gas activity in the Gulf of Mexico. The Company expects the decrease in flight activity to continue through the fourth quarter of 2001 when compared to the fourth quarter of 2000. However, the Company also expects that it will have earnings from operations in the fourth quarter of 2001 compared to operating losses in the fourth quarter of 2000.

The Company is in the process of reviewing all its business lines. This review includes rates to customers, utilization of the aircraft, and costs. Actions taken as a result of this review could include, but not limited to, increases in customer rates, actions related to costs, and could also include exiting a business segment.

RESULTS OF OPERATIONS

The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2001 and 2000:


                                                 QUARTER ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                             ---------------------     ---------------------
                                               2001         2000         2001         2000
                                             --------     --------     --------     --------
FLIGHT HOURS:
     Domestic Oil and Gas and Other            37,226       43,762      113,497      118,663
     International                              4,853        5,078       15,832       16,107
     Aeromedical                                5,765        5,639       16,863       16,552
     Other                                        722           91          897          459
                                             --------     --------     --------     --------
                  Total                        48,566       54,570      147,089      151,781
                                             ========     ========     ========     ========


                                                                            SEPTEMBER 30,
                                                                       ---------------------
                                                                         2001         2000
                                                                       --------     --------
AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas and Other                                        191           200
     International                                                          18            31
     Aeromedical                                                            40            46
                                                                       -------      --------
                  Total                                                    249           277
                                                                       =======      ========


QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2000

Combined Operations

Operating revenues were $73.6 million for the quarter ended September 30, 2001 as compared to $60.9 million for the quarter ended September 30, 2000. The increase of $12.7 million was primarily due to rate increases implemented January 2001 and May 2001. The number of aircraft at the end of the period declined to 249 as compared to 277 at September 30, 2000, and flight hours for the three months ended September 30, 2001 were down 6,004 hours as compared to the three months ended September 30, 2000. The decrease in flight hours was attributable to the restrictions of flight operations caused by the tragic events of September 11, 2001, along with lower flight activity due to decreased oil and gas activities in the Gulf of Mexico as evidenced by decreased drilling rig activity.

There was a net labor cost increase and an increase in aircraft parts usage cost in the current quarter compared to the same period in the prior year. The labor cost increase was related to compensation increases for pilots and mechanics. That increase was offset to some extent by a reduction in personnel implemented in February 2001.

The Company also recorded a $0.6 million bad debt allowance related to its notes receivable from Clintondale. The allowance is the result of the tragic events that occurred September 11, 2001, which caused the Company to reassess Clintondale's financial ability to repay the note receivable based on their reduced operations in Kazakhstan.

The Company's net income for the quarter was $4.8 million compared to a loss in the same period in the prior year of $1.0 million. Earnings before tax for the quarter were $7.6 million compared to a loss of $0.9 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.90 as compared to a loss per diluted share in the same quarter prior year of $0.20. The improvement in earnings from operations is due primarily to the rate increase implemented May 2001.

Domestic Oil and Gas and Other

Domestic Oil & Gas and Other segment revenues increased 26.1% to $51.2 million for the quarter ended September 30, 2001 compared to $40.6 million during the same period in the prior year. The increase of $10.6 million as compared to the third quarter 2000 was due primarily to rate increases implemented January 2001 and May 2001.

The Domestic Oil & Gas and Other segment had operating income of $10.6 million for the quarter compared to $2.2 million for the same period in 2000. Operating margin of 20.6% for the third quarter compares favorably to a margin of 5.3% in the prior period.

International

International segment revenues increased 11.2% to $5.1 million for the quarter ended September 30, 2001 compared to $4.6 million during the same period in the prior year. The increase was primarily due to a contract in Taiwan.

The International segment had an operating profit of less than $0.1 million for the quarter compared to a $0.2 million operating loss for the same period in 2000. The change in the operating income was due to the contract in Taiwan that commenced earlier this year.

The Company is continuing in its efforts to exit the operation in Taiwan. The customer will require additional aircraft and the Company has elected not to make the capital expenditures required to service the customer's expanded operations.

Aeromedical

Aeromedical segment revenues increased 7.7% to $11.8 million for the quarter ended September 30, 2001 compared to $10.9 million during the same period in the prior year. The increase in operating revenues is the result of a new contract in Grand Junction, Colorado, and an increase in activity in the Company's Air Evac operations in Arizona.

The Aeromedical segment generated an operating loss of $0.6 million as compared to an operating loss in the same quarter prior year of $0.1 million. The loss in the current period is due to increased compensation cost.

Technical Services

The Technical Services segment revenues for the quarter ended September 30, 2001 were $5.6 million compared to $4.8 million in the prior year, an increase of 17.4%. This was due to increased activity related to certain long-term contracts.

Technical Services operating income decreased slightly for the quarter to $0.9 million compared to $1.0 million in the same quarter in the prior year. The decrease in operating income is due primarily to an increase in parts and labor costs.

OTHER INCOME, NET

Other income, net was $1.0 million for the three months ended September 30, 2001 as compared to a net loss of $0.4 million for the three months ended September 30, 2000. Included in other income, net, are gains from aircraft sales, which were $1.0 million for the three months ended September 30, 2001. There were no aircraft sales for the same period of the prior year.

DIRECT EXPENSES

Direct expenses for the quarter ended September 30, 2001 increased by 8.5% to $60.5 million compared to $55.7 million in the same period in the prior year. The increase in direct expenses was due primarily to increases in compensation to pilots and mechanics, and increases in aircraft parts usage.

Depreciation expense included in direct expenses for the quarter ended September 30, 2001 was $3.2 million compared to $3.1 million in the same period prior year. Total depreciation expense was $3.4 million for the quarter ended September 30, 2001 and 2000. The increase was attributable to depreciation on new aircraft and refurbishments to older aircraft.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the quarter ended September 30, 2001 were $5.1 million compared to $4.4 million in the same period in 2000. The increase for the period was primarily related to the $0.6 million bad debt allowance recorded on the note receivable from Clintondale.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2001 increased $0.2 million to $1.5 million. The increase is due primarily to higher debt levels in the current quarter compared to the same quarter in the prior year.

INCOME TAXES

Income tax expense for the quarter ended September 30, 2001 was $2.8 million compared to $0.1 million for the quarter ended September 30, 2000. The effective tax-rate was 37.0% and 8.8% for the quarter ended September 30, 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Combined Operations

Operating revenues for the nine months ended September 30, 2001 were $205.4 million compared to $168.7 million for the nine months ended September 30, 2000. The increase in revenue is primarily related to rate increases implemented in January 2001 and May 2001. Those rate increases become effective at customer contract renewal dates unless implemented earlier by mutual agreement. The number of aircraft at the end of the period were 249 as compared to 277 at September 30, 2000. Flight hours for the nine months ended September 30, 2001 were down 4,692 hours as compared to the nine months ended September 30, 2000. The decrease in flight hours was attributable to decreased third quarter flight hours due to the restrictions of flight operations caused by the tragic events of September 11, 2001, along with lower flight activity due to decreased oil and gas activities in the Gulf of Mexico as evidenced by decreased drilling rig activity.

There was a labor cost increase and an increase in aircraft parts usage cost in the current nine months compared to the same period in the prior year. The labor cost increase was related to compensation increases for pilots and mechanics. That increase was offset to some extent by a reduction in personnel implemented in February 2001.

The Company also recorded a $0.6 million bad debt allowance related to its notes receivable from Clintondale. The allowance is the result of the tragic events that occurred September 11, 2001, which caused the Company to reassess Clintondale's financial ability to repay the note receivable based on their reduced operations in Kazakhstan.

The Company's net income for the nine months ended September 30, 2001 was $7.6 million compared to a loss for the nine months ended September 30, 2000 of $2.8 million. Earnings before tax for the nine months ended September 30, 2001 was $12.0 million compared to a loss of $3.7 million for the same period in the prior year. Earnings per diluted share for the nine months ended September 30, 2001 was $1.43 as compared to a loss per diluted share for the nine months ended September 30, 2000 of $0.54. The improvement in earnings from operations is due primarily to the rate increase implemented May 2001.

Domestic Oil and Gas and Other

Domestic Oil & Gas and Other revenues were $137.4 million for the nine months ended September 30, 2001 compared to $109.3 million for the nine months ended September 30, 2000, an increase of $28.1 million or 25.7%. The increase in revenue is primarily related to rate increases implemented in January 2001 and May 2001. Those rate increases become effective at customer contract renewal dates unless implemented earlier by mutual agreement.

Domestic Oil and Gas and Other segment had operating income of $17.8 million for the nine months ended September 30, 2001 compared to operating income of $2.3 million for the same period in 2000. The operating margin for the nine months ended September 2001 was 12.9% compared to 2.1% for the same period of the prior year. The improvement in earnings and operating margin occurred in the second and third quarters and is the result primarily of the rate increase implemented May 1, 2001. There were increases primarily in human resource cost and parts usage cost, which was offset in part by cost reductions implemented earlier in the year.

International

International segment revenues were $16.2 million for the nine months ended September 30, 2001 compared to $14.7 million during the same period in the prior year. The increase was primarily due to a contract in Taiwan.

The International segment had a $0.5 million operating loss for the nine months ended September 30, 2001 compared to a $0.4 million operating loss for the same period in 2000. The increase in the operating loss was due to increased compensation expense, offset in part by operating income from a contract in Taiwan, which commenced earlier this year.

The Company is continuing in its efforts to exit the operation in Taiwan. The customer will require additional aircraft and the Company has elected not to make the capital expenditures required to service the customer's expanded operations.

Aeromedical

Aeromedical had revenue of $35.4 for the nine months ended September 30, 2001 compared to $33.0 million for the same period in the prior year, an increase of 7.2%. This increase was primarily due to a new contract in Grand Junction, Colorado and an increase in activity in the Company's AirEvac operations in Arizona.

Aeromedical had operating income of $0.3 million for the nine months ended September 30, 2001 compared to operating income of less than $0.1 million for the same period in 2000. Although the year-to-date earnings reflect an improvement in this segment as compared to the same period in the prior year, the improvement occurred mainly in the first quarter of the current year.

Technical Services

The Technical Services segment operating revenues for the nine months ended September 30, 2001 were $16.4 million compared to $11.6 million in the prior year, an increase of $4.8 million. This increase is due primarily to increased activity on certain long term contracts.

The Technical Services segment had operating income of $2.6 million for the nine months compared to $1.8 million for the same nine months in 2000.

The operating margin was 16.0% in the nine months ended September 30, 2001 and 15.8% for the nine months ended September 30, 2000. The improvement in operating income and in the operating margin is related to an increase in activity on certain long-term contracts.

OTHER INCOME, NET

Other income, net was $3.8 million for the nine months ended September 30, 2001 as compared to $2.2 million for the nine months ended September 30, 2000. Included in other income, net, are gains from aircraft sales, which totaled $3.3 million for the nine months ended September 30, 2001 as compared to $2.7 million in the same period prior year.

DIRECT EXPENSES

Direct expenses for the nine months ended September 30, 2001 increased by 12.9% to $178.1 million compared to $157.7 million in same period in the prior year. The increase was due to a net increase in human resource costs resulting from increased compensation costs for pilots and mechanics, and an increase in aircraft parts usage. There was also an increase in cost of sales related to an increase in Technical Services activity.

Depreciation expense included in direct expenses for the nine months ended September 30, 2001 was $10.3 million compared to $9.2 million in the same period prior year. Total depreciation expense was $11.3 million and $10.1 million for the same two periods, respectively. The increase was attributable to depreciation on new aircraft and refurbishments to older aircraft, along with the acceleration of deprecation on certain assets that the Company has abandoned with its move to the new operating facility in Lafayette, Louisiana.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for the nine months ended September 30, 2001 increased by 13.6% to $14.2 million compared to $12.5 million in the same period in the prior year. The increase for the period was related to certain costs incurred related to improvements of the Company's inventory system and replacement of its accounting system, corporate legal matters, and costs incurred in reviewing and improving procedures and systems in the Company's aircraft maintenance facility in Lafayette, Louisiana. In addition there were severance charges recorded in the current year related to a reduction in force, implemented in the first quarter, of $0.3 million and the $0.6 million bad debt allowance recorded on the note receivable from Clintondale.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2001 increased $0.6 million to $4.9 million as compared to the nine months ended September 30, 2000. The increase is due primarily to higher debt levels in the current period compared to the same period in the prior year.

INCOME TAXES

Income tax expense for the nine months ended September 30, 2001 was $4.4 million, or an effective tax rate of 37.0%. This compares to an income tax benefit recorded in the same period prior year of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of September 30, 2001 was $6.0 million compared to $0.9 million at December 31, 2000. Working capital increased $4.1 million from $41.5 million at December 31, 2000 to $45.6 million at September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2001 was $12.1 million. Net cash provided by operating activities along with $16.7 million of aircraft sales funded expenditures for property and equipment of $18.5 million for the nine months ended September 30, 2001.

Total long-term debt including capital lease obligations decreased $6.0 million since December 31, 2000 to $68.8 million at September 30, 2001. The current portion of the long-term debt was $15.4 million at September 30, 2001. On July 3, 2001, the Company executed a revised credit agreement with its lending group. The revised credit agreement provides for a $45.0 million revolving credit facility and a $25.5 million secured term credit facility. The credit facility is secured by substantially all of the Company's assets. The secured term and revolving loan permit prime rate based borrowings and "Offshore Base

Rate" based borrowings. The secured term credit facility is payable in scheduled payments of $3.0 million on December 31, 2001, and $1.9 million per quarter beginning on March 31, 2002 to September 30, 2004. At September 30, 2001 and December 31, 2000, $22.0 million and $30.0 million was outstanding on the secured term credit facility, respectively. The revolving credit facility converts to a term loan on January 31, 2002, with scheduled quarterly installments equal to 5% of the principal amount outstanding at the conversion date, with the final balance due January 31, 2003. At September 30, 2001 and December 31, 2000, $44.5 million and $37.5 million was outstanding on the revolving credit facility, respectively. During the third quarter the Company paid $3.5 million of term debt.

The amount expended for the purchase and completion of aircraft improvements and engines and other property and equipment was $18.5 million for the nine months ended September 30, 2001, compared to $12.7 million for the nine months ended September 30, 2000.

The Company executed a lease agreement for a new principal operating facility for twenty years, effective September 2001. Under the terms of the new facility lease, the Company has committed to fund $4.0 million of construction costs. As of September 30, 2001, the Company had funded $3.0 million of the commitment. Amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease. The final $1.0 million commitment was paid in October 2001.

The Company believes that the combination of improved cash flow from operations and planned aircraft sales will fund required debt principal and interest payments and necessary capital expenditures during the next twelve months.

ENVIRONMENTAL MATTERS

The Company currently has an aggregate estimated liability of $3.0 million for environmental remediation costs that are probable and estimable. The Company recorded no additional provisions for the quarter and nine months ended September 30, 2001. The Company has been conducting environmental surveys of the Lafayette facility which it recently vacated, and, has determined that contamination exists at that facility. To date, borings have been conducted to determine the type and extent of contamination. Additional borings are required to complete this process and the Company has filed a plan with the Louisiana Department of Environmental Quality (LDEQ) to conduct these additional borings. The Company expects that the assessment process will be complete by the 4th quarter of 2002. Once the extent and type of contamination are defined, a risk evaluation in accordance with the Louisiana RECAP standard will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation.

To date the Company has expended $124,000 on conducting these surveys and expects to spend an additional $109,000 performing those borings by year end.

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

The Company uses interest rate swaps to hedge its cash flow related to interest. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended and has designated the interest rate swaps as cash flow hedges. The cumulative effect of adopting SFAS No. 133, as amended on January 1, 2001 resulted in an increase of $38,000 to other comprehensive income. As of September 30, 2001, the fair market value of these interest rate swaps was a $2.1 million liability and is included in other long-term liabilities on the balance sheet.

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and it has determined that this statement did not have a material impact on its consolidated financial position or results of operations.

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

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No.143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and it does not expect the implementation of this standard to have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of a decline in market interest rates, the estimated fair value of the Company's interest rate swaps declined to a liability of $2.1 million, an increase of $1.2 million in the liability. There were no other material changes to the Company's disclosures regarding derivatives in its Form 10-K for the year ended December 31, 2000.

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

                  (ii) By-laws of the Company as amended.

         10.23 Second Amended and Restated Loan Agreement among Petroleum Helicopters, Inc., and Bank of America, NA, Whitney National Bank, Bank One, NA, and Bank of America, N.A. as Agent, and Letter of Credit Issuing Bank dated July 3, 2001 (incorporated by reference to Exhibit 10.23 to PHI's report on Form 10-Q for the quarterly period ended June 30, 2001.

(b)    Reports on Form 8-K

         The Registrant filed the following current reports on Form 8-K during the quarter ended September 30, 2001.

                  Date                         Item Reported
                  ----                         -------------
                  September 20, 2001           Changes in Control of Registrant

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Petroleum Helicopters, Inc.





November 14, 2001                    By: /s/ Michael J. McCann
                                         ---------------------------------------
                                     Michael J. McCann
                                     Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                        DESCRIPTION
        -------                       -----------
           3.1    (i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI's Report on Form
                      10-Q for the quarterly period ended October 31, 1994).

                  (ii) By-laws of the Company as amended.

         10.23    Second Amended and Restated Loan Agreement among Petroleum
                  Helicopters, Inc., and Bank of America, NA, Whitney National
                  Bank, Bank One, NA, and Bank of America, N.A. as Agent, and
                  Letter of Credit Issuing Bank dated July 3, 2001 (incorporated by reference to Exhibit 10.23 to PHI's report on Form 10-Q for the quarterly period ended June 30, 2001.