Form 10-K
period 2001-12-31
PETROLEUM HELICOPTERS INC
filed 2002-03-27
CIK 350403

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 8, 2002 was $86,947,144 based upon the last sales price of the Common Stock on March 8, 2002, as reported on the Nasdaq SmallCap Market.

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2002 was:
                   Voting Common Stock.........................2,851,866 shares.
                   Non-Voting Common Stock.....................2,432,609 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-K


                                     PART I
Item 1.      Business......................................................................................1
Item 2.      Properties....................................................................................8
Item 3.      Legal Proceedings.............................................................................9
Item 4.      Submission of Matters to a Vote of Security Holders..........................................10
Item 4.A.    Executive Officers of the Registrant.........................................................10

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Shareholder Matters..........................................................................11
Item 6.      Selected Financial Data......................................................................12
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................................13
Item 7.A.    Quantitative and Qualitative Disclosures about Market Risk...................................23
Item 8.      Financial Statements and Supplementary Data..................................................24
                Petroleum Helicopters, Inc. and Consolidated Subsidiaries:
                   Independent Auditors' Reports..........................................................24
                   Consolidated Balance Sheets
                      - December 31, 2001 and December 31, 2000...........................................26
                   Consolidated Statements of Operations
                      - Year ended December 31, 2001, Year ended December 31, 2000,
                             Eight months ended December 31, 1999, and Year ended April 30, 1999..........27
                   Consolidated Statements of Shareholders' Equity
                      - Year ended December 31, 2001, Year ended December 31, 2000,
                             Eight months ended December 31, 1999, and year ended April 30, 1999..........28
                   Consolidated Statements of Comprehensive Income (Loss)
                      - Year ended December 31, 2001, Year ended December 31, 2000,
                             Eight months ended December 30, 1999, and Year ended April 30, 1999..........28
                   Consolidated Statements of Cash Flows
                      - Year ended December 31, 2001, Year ended December 31, 2000,
                             Eight months ended December 30, 1999, and Year ended April 30, 1999..........29
                   Notes to Consolidated Financial Statements.............................................30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................................................47

                                     PART III

Item 10.     Directors and Executive Officers of the Registrant...........................................47
Item 11.     Executive Compensation.......................................................................47
Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................47
Item 13.     Certain Relationships and Related Transactions...............................................47

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................48
             Signatures...................................................................................50

                                     PART I

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-K and other periodic reports filed by Petroleum Helicopters, Inc. (the "Company" or "PHI") under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from the views, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, the substantial capital expenditures and commitments required to acquire aircraft, environmental risks, weather conditions, competition, government regulation, unionization, operating hazards, risks related to international operations, the ability to obtain insurance, and the ability of the Company to implement its business strategy. For a more detailed description of risks, see the "Risk Factors" section in Item 1 below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS

GENERAL

PHI, a Louisiana corporation, was incorporated in 1949. Since its inception, the Company's primary business has been and continues to be the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. The Company is a leading provider of helicopter transportation services in the Gulf of Mexico. PHI also provides helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and US governmental agencies such as the National Science Foundation. The Company also provides helicopter maintenance and repair services. At December 31, 2001, the Company owned or operated approximately 239 aircraft domestically and internationally.

In September 2001, Mr. Al A. Gonsoulin purchased in a privately negotiated transaction the Voting Stock of PHI that was owned by the Suggs Family Fund, LLC and Mrs. Carroll W. Suggs. The stock acquired in this transaction represented at the time approximately 28% of the total outstanding common stock and approximately 52% of the total Voting Common Stock. The transactions did not involve PHI or any of its officers and directors other than Mrs. Suggs, managing member of the Suggs Family Fund, LLC, and who was also at that time Chairman of PHI.

Mr. Gonsoulin, who was elected Chairman of the Company following the transaction, has 35 years of oil and gas service industry experience as a manager, owner, and investor. He founded Sea Mar, Inc. in 1977 and served as President and CEO of that company until he sold Sea Mar to Pool Energy Services in 1998. Through December 31, 2001, Mr. Gonsoulin continued as President of Sea Mar, Inc., now a subsidiary of Nabors Industries, Inc.

In September 2000, Mr. Lance F. Bospflug joined the Company as its President. He previously was President and Chief Executive Officer of T. L. James and Company from 1999 to 2000. Prior to that, he was Executive Vice President and Chief Financial Officer. In August 2001, the Board of Directors elected Mr. Bospflug Chief Executive Officer of the Company, and in November 2001, he was elected to the board of directors.

Following Mr. Bospflug joining the Company in September 2000, the acquisition by Mr. Gonsoulin of 52% of the voting common stock, and election of Mr. Gonsoulin as Chairman of the Company, which occurred in September 2001, the Company implemented changes at various times to improve profitability, most notably of which were: an across the board billing rate increase was implemented, a number of surplus or unprofitable aircraft were sold or otherwise disposed of, a number of actions were taken regarding some of the Company's unprofitable operations including the discontinuation of its fixed-wing services and certain unprofitable international operations, the management organizational structure was reorganized to reduce layers of management and supervisory staff to improve operating efficiency, a reduction in the Company's work force was implemented, the Technical Services segment's customer focus was changed, and, lastly, the Company's office located in Metairie, Louisiana was closed.

PHI increased the rates it charges its customers in 2001 to better align the pricing of its services with their market value. It announced and began implementing rate increases in January 2001 and additional rate increases were implemented in May 2001. The May 2001 increase was the first meaningful increase in over a decade. It has gradually instituted the higher rate schedules throughout 2001 in accordance with its contracts and expects to have the revised rate structure fully implemented in 2002. The Company engaged in significant communication with customers at the time of the increase to insure they understood the reasons for the increase, which included historical cost increases, recent and proposed wage increases for pilots and mechanics in 2001, and the ability to upgrade and acquire appropriate aircraft.

At various times during 2001, PHI sold or terminated leases for 40 aircraft that were surplus to the Company's needs, aged, or operated in the Company's discontinued fixed wing operations.

In June 2001, the Company completed phasing out its Domestic Oil and Gas fixed wing operations. Also, in June 2001, the Company executed an agreement for the sale of its 50% equity interest and related assets in Clintondale Aviation, Inc. ("Clintondale"), which operated helicopters and fixed-wing aircraft primarily in Kazakhstan. (See Notes to Financial Statements Note 7 Other Assets.) In addition, the Company ceased operations in China, Brazil, and Mexico although one of its aircraft remains in Brazil. The Company has sold certain of the aircraft used in these operations and intends either to sell the remaining aircraft or return them to the US during 2002.

There was a reduction in the work force implemented in February 2001. The total work force was reduced by approximately 161 personnel in 2001. (See Item 7. -- Management Discussion and Analysis of Financial Condition and Results of Operations.) In the first quarter of 2002, the Company completed a minimal reduction in work force and also implemented an early retirement program, which will be completed in the second quarter 2002.

In addition to those actions described above there were two events which were also significant to the Company during 2001; a collective bargaining agreement signed with its US pilots effective June 1, 2001 and the tragic events of September 11, 2001.

On June 13, 2001, PHI's domestic pilots ratified a three-year collective bargaining agreement between the Company and the Office & Professional Employees International Union ("OPEIU"). The agreement was effective retroactively to June 1, 2001. The contract is discussed further in the "Employees" section of this
Item 1.

The Company also adjusted to temporary and permanent business disruptions that followed the September 11 attacks. After the terrorist attacks on September 11, 2001, the Federal Aviation Administration (the "FAA") suspended all domestic flights for three days. It also further limited air travel for a number of weeks thereafter. PHI's flight hours were impacted by these restrictions. In addition to these temporary disruptions, PHI is incurring ongoing costs resulting from these attacks that it believes will continue, including higher insurance premiums relating to risk of war and additional costs in connection with the implementation of heightened security precautions. The Company received a reimbursement of $0.8 million from the United States Department of Transportation under the Air Safety and System Stabilization Act that was a result of the these events.

DESCRIPTION OF OPERATIONS

PHI operates in four business segments: Domestic Oil and Gas, International, Aeromedical, and Technical Services. For financial information regarding the Company's operating segments and the geographic areas in which they operate, see
Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. During the year, the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to all customers, to providing such services only to customers that are currently serviced by the Company's helicopter operations. The Company also plans to fulfill a contractual obligation to provide maintenance to certain military aircraft.

DOMESTIC OIL AND GAS. PHI operates approximately 177 owned, leased, and customer-owned aircraft related to its Domestic Oil and Gas operations from several bases or heliports in the Gulf of Mexico region and one base in California.

The operations in the Gulf of Mexico service customers located offshore Louisiana, Texas, Alabama, and Mississippi. Operating revenues from the Domestic Oil and Gas segment accounted for 67%, 64%, 62%, and 64% of consolidated operating revenues during the years ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and year ended April 30, 1999, respectively.

PHI's oil and gas operations derive revenue primarily from the transport of its customers' workers and equipment to platforms and other offshore locations. Oil and gas exploration and production companies and other offshore oil service companies use PHI's services primarily for routine offshore transportation, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of PHI's customers have entered into contracts for transportation services for a term of one year or longer, although some do hire the Company on an "ad hoc" or "spot" basis.

Most of the Domestic Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. The Company operates helicopters that have flying ranges of up to 450 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations that are from 50 to 250 miles offshore. (See Item 2. -- Properties, for specific information by aircraft model.)

INTERNATIONAL. PHI provides helicopter services in Angola, Antarctica, Democratic Republic of Congo, and Taiwan. The Company operates approximately 21 aircraft internationally. Each aircraft operating internationally is typically dedicated to one customer. The Company's international customers are mostly oil and gas customers, including national oil companies and US corporations operating internationally. However, some international services are also provided to certain US governmental agencies. Operating revenues from the Company's International segment accounted for 8% of consolidated operating revenues during the year ended December 31, 2001 and 10% during each of the year ended December 31, 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999.

AEROMEDICAL. The Company, both directly and through its subsidiary, Air Evac Services, Inc. ("Air Evac"), provides air medical transportation services for hospitals and medical programs in 13 states using approximately 41 aircraft. The aircraft dedicated to this segment are specially outfitted to accommodate emergency patients and emergency medical equipment. In Arizona, Air Evac operates 10 of the 41 dedicated aeromedical aircraft and offers its services to many hospitals and medical programs. Each of the other aircraft operated by the Aeromedical segment are typically dedicated to one hospital or medical program. The Aeromedical segment's operating revenues accounted for 17%, 19%, 21%, and 19% of consolidated operating revenues during the years ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999, respectively.

At December 31, 2001, the Company discontinued a contract with an aeromedical customer. Revenues in 2001 for that contract were $4.1 million. This contract produced an unacceptable rate of return.

TECHNICAL SERVICES. PHI performs maintenance and repair services at its Lafayette facility pursuant to an FAA repair station license, primarily for its existing customers. The license includes authority to repair airframes, powerplants, accessories, radios, and instruments and to perform specialized services. During the year the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to any third party customer, to only those customers that are currently serviced by the Company's helicopter operations. The Company implemented this change to allow the Technical Services segment to focus on the Company's aircraft and components. The Company will continue to fulfill its obligation to provide maintenance to certain military aircraft.

Operating revenues from the Technical Services segment accounted for 8% of consolidated operating revenues during the year ended December 31, 2001 and 7% during each of the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999.

SEASONAL ASPECTS

Three seasonal related occurrences affect the Company's operations, including poor weather conditions generally, tropical storm season in the Gulf of Mexico, and variation in the number of hours of daylight. For a more detailed discussion of these events, see the "Adverse Weather Conditions" paragraph in the "Risk Factors" section of this Item 1. The Company's operating results may, and usually do, vary from quarter to quarter, depending on factors outside of its control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

INVENTORY

For aircraft maintenance and repair related to both PHI-owned helicopters and those repaired by the Technical Services segment, the Company carries an inventory of aircraft parts. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers' and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of these used parts, which includes consideration of their condition and continuing utility. As a result, the carrying values of inventory reported in the Company's financial statements are impacted by these estimates.

CUSTOMERS

The Company's principal customers are major integrated energy companies and independent exploration and production companies. The Company also serves oil and gas service companies, hospitals and medical programs, government agencies, and other aircraft owners and operators. The Company's largest customer, Shell Oil Company and its affiliates, accounted for 15%, 12%, 13%, and 17%, of operating revenues for the years ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999, respectively. The Company has entered into contracts with most of its customers with terms of at least one year, although most include provisions allowing for earlier termination.

GOVERNMENT REGULATION

PHI is regulated by a number of different federal and state agencies. All of PHI's flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to the workplace health and safety of PHI's employees are created and monitored through the federal Occupational Safety and Health Act ("OSHA"). There are a number of statutes and regulations that govern offshore operations. Finally, PHI is subject to various federal and state environmental statutes that are discussed separately in the "Environmental Matters" section below.

The FAA has authority to exercise jurisdiction over many aspects of the Company's business, including personnel, aircraft, and ground facilities. The Company requires an Air Taxi Certificate, granted by the FAA, to transport personnel and property in its helicopters. This certificate contains operating specifications that allow the Company to conduct its present operations, but this certificate is subject to amendment, suspension, and revocation in accordance with procedures set forth in the Federal Aviation Act. The Company is not required to file tariffs showing rates, fares, and other charges with the FAA. The FAA is responsible for ensuring that PHI complies with all FAA regulations relating to the operation of its aviation business. It conducts regular inspections regarding the safety, training and general regulatory compliance of PHI's US aviation operations. Additionally, the FAA requires the Company to file reports confirming its continued compliance.

The FAA's regulations, as currently in effect, require that at least 75% of the Company's voting securities be owned or controlled by citizens of the United States or one of its possessions, and that the president and at least two-thirds of the directors of the Company be United States citizens. The Company's president and all of its directors are United States citizens, and its organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

The Company is subject to OSHA and similar state statutes. The Company has an extensive health, safety and environmental program. The primary functions of the safety staff are to develop company policies that meet or exceed the safety standards set by OSHA, train company personnel, and make inspections of safety procedures to ensure their compliance with company policies on safety. Employees are required to attend safety-training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

The Company is also subject to the Communications Act of 1934 because of its ownership and operation of a radio communications flight following network throughout the Gulf of Mexico and off the coast of California.

Numerous other federal statutes and rules regulate the offshore operations of the Company and the Company's customers, pursuant to which the federal government has the ability to suspend, curtail, or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on the Company. A substantial modification of current offshore operations could adversely affect the economics of such operations and result in reduced demand for helicopter services.

COMPETITION

The Company's business is highly competitive in each of its markets. Many of the Company's contracts are awarded after competitive bidding. The principal aspects of competition are safety, price, reliability, availability, and service.

The Company is a leading operator of helicopters in the Gulf of Mexico. There are two major and several small competitors operating in the Gulf of Mexico. Certain of the Company's customers and potential customers in the oil industry operate their own helicopter fleets; however, oil and gas companies traditionally contract for most specialty services associated with offshore operations, including helicopter services.

In the air medical market, the Company competes against local and national firms, and there is usually more than one competitor per local market. Most of the Company's customers are independent hospitals who serve only their region. Competition in the air medical market continues to increase.

The Technical Services segment competes regionally and nationally against various small and large repair centers in the United States and Canada. Competition has intensified with aggressive pricing and acquisitions by several service providers and original equipment manufacturers and their subsidiaries.

The International segment of PHI's business primarily serves customers in the oil and gas industry, although it does service some government contracts. Most of PHI's international contracts are subject to competitive bidding.

EMPLOYEES

As of December 31, 2001, the Company employed a total of 1,778 people, including approximately 595 pilots and 704 aircraft maintenance and support personnel. During 2001, PHI reduced its work force by approximately 161 employees, approximately 120 of which were terminated under a restructuring plan during the first quarter of 2001. In the first quarter of 2002, the Company completed a minimal reduction in work force and also implemented an early retirement program, which will be completed in the second quarter 2002.

On June 13, 2001, the Company's domestic pilots ratified a three-year collective bargaining agreement between the Company and the OPEIU. The agreement was effective retroactively to June 1, 2001 and remains effective through May 31, 2004. The agreement includes provisions for automatic pilot base pay increases and strike protection for the Company. Union membership under the agreement, which falls under the Railway Labor Act, is voluntary.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that the Company use, store, and dispose of materials that are subject to federal and state environmental regulation. The Company periodically conducts environmental site surveys at its facilities, and determines whether there is a need for environmental remediation based on these surveys.

RISK FACTORS

All phases of the Company's operations are subject to a number of uncertainties, risks, and other influences. Some important factors that could cause actual results to differ materially from anticipated results or other expectations include the following:

DEPENDENCE ON THE OIL AND GAS INDUSTRY. Approximately 72% of the Company's 2001 operating revenue is attributable to helicopter support for oil and gas companies. The Company's business is dependent primarily on the level of activity by the oil and gas companies, particularly in the Gulf of Mexico. This level of activity has traditionally been volatile as a result of fluctuations in oil and natural gas prices and the uncertainty of these prices in the future. Low oil prices adversely affect demand throughout the oil and natural gas industry, including the demand for PHI's products and services. As prices decline, PHI is affected in two significant ways. First, the funds available to customers for the purchase of goods and services decline. Second, exploration and drilling activity declines as companies delay or eliminate projects. Accordingly, when oil prices are relatively low, the Company's revenues and income are adversely affected.

ADVERSE WEATHER CONDITIONS/SEASONALITY. Three types of weather-related or seasonal occurrences impact the Company's business: poor weather conditions generally, tropical storm season in the Gulf of Mexico, and the number of hours of daylight.

Poor visibility, high winds, and heavy precipitation can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of the Company's operating revenues is dependent on actual flight hours and a substantial portion of the Company's direct costs is fixed. Thus, prolonged periods of adverse weather can materially and adversely affect the Company's operating revenues and net earnings.

In the Gulf of Mexico, the months of December through February have more days of adverse weather conditions than the other months of the year. Also in the Gulf of Mexico, June through November is tropical storm season. When a tropical storm is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during tropical storms, the Company is unable to operate in the area of the storm. In addition, as most of PHI's facilities are located along the Gulf of Mexico coast, tropical storms may cause substantial damage to its property, including helicopters.

The fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times, which typically results in a reduction in operating revenues during those months. The Company currently operates 44 helicopters in its oil and gas operations that are equipped to fly pursuant to instrument flight rules ("IFR"), which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility prevents flights by aircraft that can fly only by visual flight rules ("VFR").

INTERNATIONAL OPERATIONS ARE SUBJECT TO POLITICAL, ECONOMIC AND REGULATORY UNCERTAINTY. PHI's international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to; (i) political, social, and economic instability; (ii) potential seizure or nationalization of assets; (iii) import-export quotas; (iv) currency fluctuations; and (v) other forms of governmental regulation.

The Company's results of operations could be susceptible to adverse events beyond its control that could occur in any particular country in which it is conducting operations. PHI's contracts to provide services internationally generally provide for payment in US dollars. To the extent PHI does make investments in foreign assets or receives revenues in currencies other than US dollars, the value of the Company's assets and income could be adversely affected by fluctuations in the value of local currencies.

Additionally, competitiveness in international market areas may be adversely affected by regulations, including, but not limited to, regulations requiring;
(i) the awarding of contracts to local contractors, (ii) the employment of local citizens, and (iii) the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local citizens.

CONCENTRATION OF CUSTOMERS IN OIL AND GAS INDUSTRY MAY INCREASE THE COMPANY'S RISK. The majority of PHI's customers are engaged in the oil and gas industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. PHI does not generally require collateral in support of trade receivables, but does maintain reserves for potential credit losses, and, generally, actual losses have historically been within expectations.

SIGNIFICANT CUSTOMERS. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. The Company's loss of one of these significant customers, if not offset by sales to new or other existing customers, would have a material adverse effect on business and operations. For more information on customer concentration, see "Customers" above.

SAFETY AND INSURANCE. The operation of helicopters inherently involves a degree of risk. Hazards such as aircraft accidents, collisions, fire, and adverse weather are part of the business of providing helicopter services and may result in (i) loss of life, (ii) serious injury to employees and third parties, and
(iii) losses of equipment and revenues. The Company's safety record is very favorable in comparison to the record for all United States operators as reflected in industry publications. A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. Significant emphasis is placed on safety in the Company and it is a very important factor affecting daily operations.

The Company maintains hull and liability insurance on its aircraft, which insures the Company against physical loss of, or damage to, its aircraft and against certain legal liabilities to others. In addition, the Company carries war risk, expropriation, confiscation, and nationalization insurance for its aircraft involved in international operations. In some instances, the Company is covered by indemnity agreements from its customers in lieu of, or in addition to its insurance. The Company's aircraft are not insured for loss of use. While the Company believes it is adequately covered by insurance and indemnification arrangements, the loss, expropriation or confiscation of, or severe damage to, a material number of its helicopters could adversely affect revenues and profits.

THE PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL CONTROL. Al A. Gonsoulin beneficially owns stock representing approximately 52% of the total voting power. As a result, he exercises control over the outcome of matters requiring a stockholder vote.

THE COMPANY DOES NOT PAY DIVIDENDS. The Company has not paid any dividends on its common stock since 1999 and does not anticipate that it will pay any dividends on its common stock in the foreseeable future.

LOW TRADING VOLUME. Both the Company's voting (PHEL) and nonvoting (PHELK) common stock are listed on the Nasdaq Small Cap Market ("Nasdaq"). However, neither class of shares has substantial trading volume, and on some days no shares are traded. Because of this limitation, among others, a shareholder may not be able to sell shares of the Company at the time, in the amounts, or at the price desired.

ITEM 2. PROPERTIES

AIRCRAFT

Certain information regarding the Company's owned and leased fleet as of December 31, 2001 is set forth in the following table:

                                                                                                      CRUISE        APPR.
                                               NUMBER                                                 SPEED         RANGE
MANUFACTURER                  TYPE            IN FLEET           ENGINE             PASSENGERS        (MPH)        (MILES)(2)
-------------------     ------------------   ----------     ------------------     -------------    ----------    ------------
Bell                    206B-III                      9         Turbine                      4             120            300
                        206L-I, III, IV              81         Turbine                      6             130            310
                        407                          33         Turbine                      6             144            420
                        212(1)                        7         Twin Turbine                13             115            300
                        214ST(1)                      4         Twin Turbine                18             155            450
                        222                           1         Twin Turbine                 8             160            370
                        412(1)                       24         Twin Turbine                13             135            335
Boelkow                 BK-117                        5         Twin Turbine                 6             135            255
                        BO-105                       22         Twin Turbine                 4             135            270
Aerospatiale            AS350 B2                      9         Turbine                      5             140            385
                        AS350 B3                      4         Turbine                      5             140            337
Sikorsky                S-76(1)                      16         Twin Turbine                12             150            400
Kaman                   K-Max K-1200                  1         Turbine                      1             100            225
                                              ---------
                        Total Helicopters           216
                                              ---------

Beechcraft              King Air 200(1)               1         Turboprop                    8             300          1,380
Conquest                Cessna 441(1)                 3         Turboprop                    3             330          1,000
                                              ---------
                        Total Fixed Wing              4
                                              ---------
                        Total Aircraft              220
                                              =========

----------

(1) Equipped to fly under instrument flight rules ("IFR"). All other types listed can only fly under visual flight rules ("VFR"). See Item 1. "Business - Risk Factors, Adverse weather conditions/Seasonality."

(2)      Based on maintaining a 30-minute fuel reserve.

Of the 220 aircraft listed, the Company owns 116 and leases 104. Additionally, the Company operates 19 aircraft that are owned or leased by customers that are not reflected in the foregoing tables. Most of the owned aircraft collateralize the Company's long-term debt.

The Company sells aircraft whenever they (i) become obsolescent, (ii) do not fit into future fleet plans, or (iii) are surplus to the Company's needs. The Company often sells its aircraft for more than book value.

FACILITIES

The Company's principal facility is located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28 acres and two buildings, with an aggregate of approximately 256,000 square feet, housing the Company's main operational, executive, and administrative offices and the main repair and maintenance facility. The lease for this new facility expires in 2021 and contains three five-year renewal options following the expiration date.

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

The Company also leases property for 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

       FACILITY               LEASE EXPIRATION          AREA                 FACILITIES                     COMMENTS
------------------------    ----------------------    ----------     ----------------------------    -----------------------

Morgan City                 June 20, 2003             53 acres       Operational and                 Options to extend to
(Louisiana)                                                          maintenance facilities,         June 20, 2013
                                                                     landing pads for 46
                                                                     helicopters

Intracoastal City           December 31, 2006         18 acres       Operational and                 Options to extend to
(Louisiana)                                                          maintenance facilities,         December 31, 2010
                                                                     landing pads for 45
                                                                     helicopters

Houma-Terrebonne            August 31, 2002           14 acres       Operational and                 Seven renewal options
Airport (Louisiana)                                                  maintenance facilities,         to extend for one
                                                                     landing pads for 30             year each.
                                                                     helicopters

Galveston (Texas)           May 31, 2021              4 acres        Operational and
                            (renewed in first                        maintenance facilities,
                            quarter 2002)                            landing pads for 30
                                                                     helicopters

Fourchon                    April 30, 2006            8 acres        Operational and
(Louisiana)                                                          maintenance facilities,
                                                                     landing pads for 10
                                                                     helicopters


The Company's other operations-related facilities in the United States are located at New Orleans, Cameron, and Lake Charles, Louisiana; at Port O'Connor, Sabine Pass, and Rockport, Texas; at Theodore, Alabama; and at Santa Barbara, California.

The Company also operates from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

Bases for the Company's international and air medical operations are generally furnished by the customer.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to, and its property is not the subject of, any pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2001 Annual Meeting of Stockholders on November 19, 2001. At the meeting, shareholders elected each of the following persons listed below to PHI's Board of Directors for a term ending at the Company's 2002 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is opposite such person's name. The persons listed below constitute the entire Board of Directors of the Company.

                                                NUMBER OF VOTES CAST
                               ------------------------------------------------------
                                                                         BROKER
  NAME OF DIRECTOR                  FOR              WITHHOLD           NON-VOTE
--------------------------     --------------     ---------------    ----------------
  Al A. Gonsoulin                2,316,518              95,510                0
  Lance F. Bospflug              2,316,489              95,539                0
  Arthur J. Breault, Jr.         2,411,621                 407                0
  Thomas H. Murphy               2,411,618                 410                0


ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

           Name                        Age                                 Position
  ------------------------------     ---------     ---------------------------------------------------
  Al A. Gonsoulin                       59         Chairman of the Board
  Lance F. Bospflug                     47         President and Chief Executive Officer
  Robert P. Bouillion                   36         Director of Health, Safety, and Environment
  Glendon R. Cornett                    58         Director of Maintenance and FAR 145 Maintenance
  Carlin N. Craig                       54         Director of Operations
  Robert D. Cummiskey                   60         Director of Risk Management and Secretary
  Michael C. Hurst                      54         Chief Pilot
  Michael J. McCann                     54         Chief Financial Officer and Treasurer
  Richard A. Rovinelli                  53         Chief Administrative Officer and Director of Human Resources
  William P. Sorenson                   52         Director of Marketing and Planning


Mr. Gonsoulin was elected Chairman of the Board in September 2001. Mr. Gonsoulin has 35 years of oil and gas service industry experience as a manager, owner, and investor. He is a business graduate of the University of Louisiana at Lafayette. He founded Sea Mar, Inc. in 1977 and served as President and CEO of that company until he sold Sea Mar to Pool Energy Services in 1998. Mr. Gonsoulin continued as President of Sea Mar, Inc. until December 31, 2001.

Mr. Bospflug joined PHI in September 2000 as President. He previously was President and Chief Executive Officer of T. L. James and Company from 1999 to 2000. Prior to that, he was Executive Vice President and Chief Financial Officer. Mr. Bospflug holds a business degree from Jamestown College in Jamestown, North Dakota and a Masters of Business Administration from the University of South Dakota in Vermillion, South Dakota and is a Chartered Financial Analyst.

Mr. Bouillion became Director of Health, Safety, and Environment in January 2001. Previously, he was Director of Safety from 1999 to 2000, Assistant Director of Safety from 1998 to 1999, and Director of Industrial Safety from 1995 to 1998.

Mr. Cornett became Director of Maintenance and Federal Aviation Regulations ("FAR") 145 Maintenance in January 2001. In this position, Mr. Cornett also directs the Technical Service segment. He has served PHI in various positions since 1964 and from 1991 to 2000 was Director of FAR 135 Maintenance.

Mr. Craig became Director of Operations in January 2001. In this position, Mr. Craig directs the Domestic Oil and Gas, International, and Aeromedical segments. He has been with PHI since 1977 and held the title of Regional Manager of the Eastern Gulf of Mexico from 1992 until his recent appointment.

Mr. Cummiskey has served as Secretary since 1992 and Director of Risk Management since 1991. He holds a Bachelor of Science Degree in Business from the University of New Orleans.

Mr. Hurst has served as Chief Pilot since 1994. Mr. Hurst was a Captain in the US Army and was awarded several flying and service awards and medals.

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

Mr. Rovinelli joined the Company in February 1999 as Director of Human Resources and was also named Chief Administrative Officer in December 1999. From January 1996 to February 1999, he was self-employed. Prior to that, he was Manager, Human Resources for Arco Alaska, Inc., Headquarters Staff Manager, Human Resource Services, Arco Oil and Gas Company, as well as numerous other positions within Arco. Mr. Rovinelli holds a Bachelor of Science Degree in Industrial Psychology from the University of Houston.

Mr. Sorenson became Director of Marketing and Planning in February 2002. Previously, he was Director of International, Aeromedical, and Technical Services beginning in January 2001, after serving as Director of Corporate Marketing/New Business since 1999 and as General Manager of Aeromedical Services since November 1995. Mr. Sorenson holds a Bachelor of Science degree in Business from the University of Wisconsin.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's voting and non-voting common stock trades on The Nasdaq Stock Market, SmallCap Issuers under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by Nasdaq, for the Company's voting and non-voting common stock for the fiscal quarters indicated.

                                                       VOTING                  NON-VOTING
                                              ------------------------- -------------------------
                   PERIOD                        HIGH          LOW         HIGH          LOW
--------------------------------------------- ------------ ------------ ------------ ------------

     January 1, 2001 to March 31, 2001         $ 17.500     $ 10.875     $ 18.375     $ 10.500
       April 1, 2001 to June 30, 2001            24.120       15.000       23.000       15.125
     July 1, 2001 to September 30, 2001          21.100       16.330       21.000       16.750
    October 1, 2001 to December 31, 2001         20.000       18.250       19.950       17.750

     January 1, 2000 to March 31, 2000           12.438        9.500       12.000        9.750
       April 1, 2000 to June 30, 2000            11.875        8.250       11.125        8.000
     July 1, 2000 to September 30, 2000          17.000       10.125       15.750        9.688
    October 1, 2000 to December 31, 2000         13.375       11.250       15.000       10.750

The Company did not pay dividends during the last two fiscal years and does not expect to pay dividends for the foreseeable future. A credit agreement to which the Company is a party generally restricts the declaration or payment of dividends to 20% of net earnings for the previous four fiscal quarters. See Item
8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 4."

As of March 14, 2002, there were approximately 1,037 holders of record of the Company's voting common stock and 93 holders of record of the Company's non-voting common stock.

ITEM 6. SELECTED FINANCIAL DATA


The selected financial data presented below for each of the past six fiscal periods should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Effective December 31, 1999, the Company changed its fiscal accounting year-end to December 31 of each year. The table below also presents comparative information for the twelve months ended December 31, 1999 and the eight months ended December 31, 1998.


                                                Year Ended                  Eight Months Ended
                                                December 31,                   December 31,             Year Ended April 30,
                                       --------------------------------    ---------------------  --------------------------------
                                         2001        2000      1999(1)       1999       1998(1)      1999     1998(2)      1997
                                       ---------  ---------   ---------    ---------   ---------  ---------  ---------  ---------
                                                           (Thousands of Dollars, except per share data)
Income Statement Data
   Operating revenues                  $ 277,052  $ 232,074   $ 223,112    $ 146,380   $ 170,607  $ 247,339  $ 236,582  $ 211,663
   Net earnings (loss) (3)                11,020    (12,294)     (5,019)      (2,699)      5,194      2,988      7,417      6,470
   Net earnings (loss) per share
        Basic                               2.12      (2.38)      (0.97)       (0.52)       1.01       0.58       1.45       1.27
        Diluted                             2.08      (2.38)      (0.97)       (0.52)       0.99       0.57       1.43       1.25
   Cash dividends declared per
     share                                    --         --        0.15         0.05        0.10       0.20       0.20       0.20

Balance Sheet Data (4)
   Total assets                        $ 225,645  $ 222,755   $ 223,056    $ 223,056   $ 238,011  $ 231,575  $ 227,021  $ 196,631
   Total debt                             66,616     74,819      77,640       77,640      81,836     80,296     72,619     62,460
   Working capital                        46,987     41,547      54,699       54,699      52,486     51,030     47,971     41,247
   Shareholders' equity                   91,872     81,622      93,623       93,623      99,440     96,581     94,705     87,416

----------

(1) Information for the year ended December 31, 1999 and the eight months ended December 31, 1998 is derived from unaudited financial information and presented for comparison purposes only.

(2) On December 31, 1997, PHI purchased the net assets of Samaritan AirEvac. The results of that acquisition are consolidated with the Company's results effective January 1, 1998.

(3) See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1 - Summary of Significant Accounting Policies (Fiscal Year Change)" and "Note 2 - Special Charges."

(4)      As of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Financial Statements for the years ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999 and the related Notes to Consolidated Financial Statements.

                                    OVERVIEW

Net income for the twelve months ended December 31, 2001 was $11.0 million as compared to a loss for the twelve months ended December 31, 2000 of $12.3 million. Earnings before tax was $17.5 million in 2001 as compared to a loss of $17.8 million in 2000. Results for 2000 included special charges and adjustments totaling $7.9 million before tax.

Operating revenues for 2001 were $277.1 million compared to $232.1 million for the prior year, an increase of $45.0 million or a 19.4% increase. The increase in operating revenue is due to rate increases to customers implemented during the year. Additionally, there was a reimbursement of $0.8 million received from the United States Department of Transportation under the Air Safety and System Stabilization Act that was a result of the events of September 11, 2001, which the Company recorded in other income.

Flight hours decreased 5% (9,714 hours) in 2001 (192,753 total hours) as compared to 2000 (202,467 total hours). The decrease in flight hours is due to a decrease in activity in the Gulf of Mexico, which is the Company's primary market, but also due to the tragic events of September 11, 2001. Flight hours for the month of September were 3,513 hours less than the same period prior year. The Company estimates that it lost approximately 1,350 flight hours as a result of the three-day suspension of flight operations by the FAA.

The improvement in earnings was primarily due to customer rate increases implemented during 2001. It was also due in part to cost reduction efforts, sale or disposal of unprofitable business units and assets, and the discontinuance of selected unprofitable business initiatives. There were also certain cost increases, as described in Results of Operations in this Item 1, that occurred during the year, particularly in compensation costs for the Company's pilot and mechanic work force.

The Company recorded $1.3 million representing discretionary incentive compensation for 2001 for non-executive employees. The Company also reduced its environmental provision by $1.2 million that primarily relates to one site. Remediation costs at that site are expected to be less than the amount originally estimated.

In the second quarter the Company recorded the sale of its interest in Clintondale Aviation, Inc. ("Clintondale") that operated helicopters and fixed-wing aircraft primarily in Kazakhstan. The Company previously leased four aircraft to Clintondale. The Company received a promissory note for in exchange for the previously leased four aircraft, certain amounts receivable from Clintondale, and the Company's 50% equity interest in Clintondale. (See Notes to Financial Statements, Note 7 Other Assets.)

The decrease in flight activity, as mentioned above, occurred primarily in the period after September 11, 2001. The Company expects that it will experience reduced activity in 2002. Also, the Company expects its insurance costs to increase in 2002 as a result of the events that occurred September 11, 2001. Notwithstanding those expectations, the Company is currently reviewing its insurance program through a competitive bidding process. As a result of the elimination of certain unprofitable contracts and the sale of certain operations, the Company's fleet was reduced by 40 aircraft in 2001. The Company does not expect significant changes to its fleet size in 2002.

During the year the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to all customers, to only those customers that are currently serviced by the Company's helicopter operations. The Company implemented this change to allow the Technical Services segment to focus on the Company's aircraft and components. The Company also plans to fulfill its obligation to provide maintenance to certain military aircraft.

During 2001, the Company commenced a review and conversion of its accounting, inventory systems, and other systems and processes. The Company will spend approximately $2 million in 2002 related to this process.

On June 1, 2001, the Company entered into a three-year collective bargaining agreement covering the Company's domestic pilots. This agreement will result in compensation increases of 5% for the pilots in each of the succeeding three years.

The Company continues to review its cost structure, certain business segments, and certain contracts and customer rates. There was an aeromedical contract terminated late 2001, and a reduction in certain Technical Services activities as a result of these reviews. Management expects to take actions to implement cost reductions and achieve increased profitability related to certain areas as this process continues.

                              RESULTS OF OPERATIONS

The following tables present segment operating revenues and segment operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2001, 2000 and 1999:


                                                                                Twelve
                                                       Year Ended            Months Ended
                                                       December 31,          December 31,
                                              ---------------------------  ---------------
                                                  2001          2000           1999(1)
                                              -------------  ------------  ---------------
                                                        (Thousands of dollars)

Segment operating revenues
   Domestic Oil and Gas                        $    185,606    $    149,062    $    137,087
   International                                     22,634          21,703          22,336
   Aeromedical                                       47,493          44,282          45,104
   Technical Services                                21,319          17,027          18,585
                                               ------------    ------------    ------------
       Total                                   $    277,052    $    232,074    $    223,112
                                               ============    ============    ============

Segment operating profit (2)
   Domestic Oil and Gas                        $     24,661    $     (2,201)   $     (3,052)
   International                                        115            (714)         (2,014)
   Aeromedical                                          308          (1,454)            489
   Technical Services                                 3,490            (550)          2,965
                                               ------------    ------------    ------------
       Net segment operating
           profit (loss)                             28,574          (4,919)         (1,612)
   Unallocated costs                                (13,894)        (16,123)        (14,241)
   Other, net (3)                                     2,812           3,247           7,931
                                               ------------    ------------    ------------
   Earnings (loss) before income taxes         $     17,492    $    (17,795)   $     (7,922)
                                               ============    ============    ============

Flight hours
   Domestic Oil and Gas                             148,563         158,094         150,785
   International                                     21,235          22,338          23,529
   Aeromedical                                       22,005          21,490          21,845
   Other                                                950             545             581
                                               ------------    ------------    ------------
       Total                                        192,753         202,467         196,740
                                               ============    ============    ============

Aircraft operated at period end
   Domestic Oil and Gas                                 177             204             200
   International                                         21              29              27
   Aeromedical                                           41              46              50
                                               ------------    ------------    ------------
       Total                                            239             279             277
                                               ============    ============    ============


(1) Information for the year ended December 31, 1999 is derived from unaudited financial information and presented for comparison purposes only.

(2)      Includes special charges. See Note 2 of the Consolidated Financial
         Statements.

(3) Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

For the year ended December 31, 2001, the Company recorded $1.3 million in 2001 for discretionary incentive compensation to be paid to its non-executive employees. Future incentive compensation expenses are dependant upon the

Company achieving desired profit levels. The Company also reduced its environmental provision by $1.2 million that primarily relates to one site. Remediation costs at that site are estimated to be less than originally anticipated.

Additionally, for the year 2001 there was a reimbursement of $0.8 million received from the United States Department of Transportation under the Air Safety and System Stabilization Act, which was a result of the events of September 11, 2001.

For the year ended December 31, 2000, the Company recorded certain significant adjustments ($4.3 million related to inventory) and special charges ($3.6 million total) that resulted from a reduction in work force, asset write-downs, and decisions to exit certain operations.

Where appropriate, the above items are allocated to the Company's business segments and are included in the respective discussion of each segment.

Domestic Oil and Gas

The Domestic Oil and Gas segment revenues increased 24.5% to $185.6 million for 2001 compared to $149.1 million for the prior year. The increase in revenue is due to customer rate increases implemented in 2001. Flight hours in the Domestic Oil and Gas segment decreased 6.0% to 148,563 as compared to 158,094 for 2000. The decrease in flight hour activity was due to decreased activity in the oil and gas segment and also due to the events of September 11, 2001.

The segment had a $24.7 million operating profit in 2001 compared to a $2.2 million operating loss for the prior year. Operating margin of 13.3% for 2001 compares to (1.5)% for the same period last year. The improvement in earnings in 2001 is a result of customer rate increases implemented in 2001. Also, as described in Direct Expenses, there were cost reductions, sale or disposal of unprofitable business units and assets and personnel reductions, but these were more than offset by other cost increases, primarily increases in compensation of pilots and mechanics, aircraft parts cost, and other costs. Additionally, the operating loss in 2000 included a $2.4 million charge for the write-down of inventory and $0.8 million for severance costs that were included in special charges.

International

The International segment's revenues increased 4.3% to $22.6 million for 2001 compared to $21.7 million for the prior year. The increase was due to a full year of operations related to a contract in Taiwan and also due to rate increases on a contract in West Africa. Flight hours in the International segment decreased 4.9% to 21,235 as compared to 22,338 for 2000. The decrease in flight hours was due to decreased demand for flight services in West Africa, partially offset by the activities in Taiwan.

The International segment had a $0.1 million operating profit for 2001 compared to a $0.7 million operating loss for the prior year. Operating margin of 0.5% for 2001 compares to (3.3)% for the prior year. The improvement in earnings is related to customer rate increases and also due to a full year of operations related to a contract in Taiwan. Additionally, the operating loss in 2000 included a $0.3 million charge for the write-down of inventory and $0.1 million for severance costs that were included in special charges.

Aeromedical

The Aeromedical segment's revenue increased 7.3% to $47.5 million for 2001 compared to $44.3 million in the prior year. The increase in revenues is primarily attributable to a full year operation related to a contract in Grand Junction, Colorado, rate increases on certain other contracts, and a slight increase in flight hour activity. Flight hours in the Aeromedical segment increased 2.4% to 22,005 as compared to 21,490 for 2000.

At December 31, 2001 the Company terminated a contract with an aeromedical customer. Revenues in 2001 for that contract were $4.1 million. The contract produced an unacceptable rate of return.

The Aeromedical segment had an operating profit of $0.3 million for 2001 compared to an operating loss of $1.5 million for the prior year. Operating margin was 0.6% for the year ended December 31, 2001 and compares to (3.3)% for the prior year. The improvement in earnings is the result of some customer rate increases. The improvement in earnings was partially offset by cost increases described in Direct Expenses, including significant increases in compensation of pilots and mechanics, aircraft parts cost, and other costs. Additionally, the operating loss in 2000 included a $0.7 million charge for the write-down of inventory.

Technical Services

The Technical Services segment's revenue increased 25.2% to $21.3 million for 2001 compared to $17.0 million in the prior year. The increase in revenues is primarily attributable to an ongoing contract to provide maintenance to certain military aircraft and components.

The Company expects revenue from this segment to decrease in 2002. During the year the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to all customers, to only those customers that are currently serviced by the Company's helicopter operations. The Company implemented this change to allow the Technical Services segment to focus on the Company's aircraft and components. The Company also plans to fulfill its obligation to provide maintenance to certain military aircraft.

Technical Services operating profit in 2001 was $3.5 million compared to an operating loss of $0.6 million for the prior year. The operating margin was 16.4% for the year ended December 31, 2001 and (3.2%) in the prior year. The increased operating profit was due to increased activity. The operating loss in 2000 included a $0.9 million charge for the write-down of inventory and $0.2 million for severance costs that were recorded in Special Charges.

OTHER INCOME AND LOSSES

Gains on property and equipment dispositions were $1.4 million in 2001 as compared to $4.0 million in 2002. During 2001, the Company reduced its fleet by 40 owned and leased aircraft. The Company does not expect a significant change in its fleet size in 2002.

Equity in net losses from unconsolidated subsidiaries for 2000, excluding an impairment charge against the Company's investment in Clintondale that the Company recorded in special charges, was $0.7 million. The Company recorded no equity income or losses in 2001. In 2000, the Company recognized an impairment of its remaining equity investment in Clintondale and, during 2001, sold its 50% interest in Clintondale. Also, in 2000, the Company closed operations of its Thailand unconsolidated subsidiary.

Other income for 2001 includes $0.7 million of interest income and $0.8 million for the reimbursement received from the US Department of Transportation under the Air Safety and Systems Stabilization Act. During 2001, the Company recorded interest income for amounts received for interest on prior years tax refunds, interest credited to the Company on rent prepaid on its new facility, and interest earned on overnight cash investments.

DIRECT EXPENSES

Direct expenses for 2001 increased $12.6 million or 5.6% to $238.2 million for 2001 compared to $225.6 million for the prior year. The increase was due to increases in human resource costs, cost of sales related to the Technical Services segment, insurance costs, aircraft parts costs, helicopter rent, and an increase in depreciation expense. The most significant of these increases was the human resource costs. Numerous actions were taken during the year including closure of certain business operations and a reduction in the Company's work force, and other actions previously described. These actions reduced the effect of the cost increases as further described below.

Of the $12.6 million increase in direct expenses, the increase in human resource costs accounted for 37% of the total increase. This resulted from wage and benefit increases for the Company's pilot and mechanic work force as well as certain employees (including a non-executive incentive compensation of $1.3 million) and offset in part by a reduction in the Company's work force implemented in February 2001. These wage and benefit increases were implemented to achieve competitive wages in the Company's work force, consistent with the Company's compensation philosophy to maintain an industry-competitive compensation package for all of its employees. The Company's total labor work force at December 31, 2001 was 1,778 compared to 1,939 at December 31, 2000, or a decrease of 161 personnel.

Cost of sales in the Technical Services segment accounted for 18% of the total increase in costs. As previously described there was an increase in activity in the Technical Services segment due to a full year of activity on a certain contract to perform maintenance, repair and overhaul services for certain military aircraft and components.

The cost of aircraft parts accounts for 11% of the total increase in costs, due to price increases implemented by the manufacturers in 2001.

The Company's insurance costs increased in 2001 generally reflecting increases in the industry. In addition, as a result of the tragic events of September 11, 2001, and also the helicopter industry in general, the Company expects those costs will increase further in 2002. Notwithstanding those expectations, the Company is currently reviewing its insurance program through a competitive bidding process.

Helicopter rent also increased for the year related to the number of aircraft on operating leases, obtained during the latter part of 2000. As previously stated, in 2001, the Company has bought a number of aircraft that were on operating leases and the decrease in rent expense will not be reflected until 2002.

Depreciation expense included in direct expenses for 2001 was $13.8 million compared to $12.5 million in the prior year. Total depreciation expense, which includes expense charged to selling, general and administrative expense, was $15.1 million and $13.7 million for the same two periods, respectively.

Depreciation expense increased due to acceleration of depreciation of leasehold improvements on the Company's Lafayette facilities vacated at the time the Company moved to the new Lafayette facilities, and also due to the depreciation of aircraft refurbishments and upgrades accomplished during recent years.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses decreased to $18.0 million for 2001 compared to $18.2 million for the prior year. The decrease in selling, general, and administrative expense was due to lower compensation and bad debt expense. However, these decreases were offset by increases in consulting costs related to a review of the Company's inventory and accounting systems, and legal costs associated with the union contract negotiation.

SPECIAL CHARGES

In the fourth quarter of 2000, in connection with the plan to restore profitability, the Company recorded special charges of $3.6 million that included severance costs of $1.1 million, impairment of an investment in and receivables from Clintondale Aviation, Inc. totaling $1.7 million, and impairment of two helicopters of $0.8 million due to pending sales. (See Notes to Financial Statements, Note 7 Other Assets.)

INTEREST EXPENSE

Interest expense was $6.2 million for the year ended December 31, 2001 and $5.8 million for the year ended December 31, 2000. The increase in interest expense was due to an increase in the interest rate charged by the Company's lenders.

INCOME TAXES

Income tax expense for the year ended December 31, 2001 was $6.5 million compared to an income tax benefit in the prior year of $5.5 million. The effective tax rates were 37% and 30.9% for the years ended December 31, 2001 and 2000, respectively. The lower effective rate for the year ended December 31, 2000 is the result of permanent differences between book income and tax income and the effect of state income taxes.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1999 (see Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this annual report)

For the years ended December 31, 2000 and 1999, the Company recorded significant and special charges ($3.6 million total) that resulted from a reduction in work force, asset write-downs, and decisions to exit certain operations. Where appropriate, the charges are allocated to the Company's business segments and are included in the respective discussion of each segment.

Domestic Oil and Gas

The Domestic Oil & Gas segment revenues increased 8.7% to $149.1 million for 2000 compared to $137.1 million for the same period in 1999. Increased domestic activity that resulted from increased oil and gas exploration and production activities in the Gulf of Mexico, increased forest fire-fighting activity, and rate increases implemented in January 2000 contributed to the increase.

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

OTHER INCOME AND LOSSES

Gains on property and equipment dispositions were $4.0 million in 2000 as compared to $8.7 million for the prior twelve months.

Equity in net losses from unconsolidated subsidiaries for 2000, excluding an impairment charge against the Company's investment in Clintondale that the Company recorded in special charges, was $0.7 million. Equity in net losses from unconsolidated subsidiaries was $0.8 million for the twelve months ended December 31, 1999.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position on December 31, 2001 was $5.4 million compared to $0.9 million at December 31, 2000. Working capital increased $5.5 million to $47.0 million at December 31, 2001 from $41.5 million at December 31, 2000. Net cash of $18.7 million provided by operating activities during 2001 and $24.3 million of asset sales funded debt service requirements and capital expenditures.

Total long-term debt, including capital lease commitments and the current portion of debt and lease commitments, decreased $8.2 million from December 31, 2000 to $66.6 million at December 31, 2001. In July 2001, the Company executed a revised credit agreement with its lending group, which originally provided for a $45.0 million revolving credit facility and a $25.5 million secured term credit facility, secured by substantially all of the Company's assets. At December 31, 2001, $19 million was outstanding on the secured term credit facility, and $44.5 million was outstanding on the revolving credit facility, and no further borrowing is permitted under either facility, nor is other borrowing permitted. The current interest rate on these facilities is LIBOR plus 2.5%, an effective rate of 6.86% at February 5, 2002 including the effect of interest rate swaps.

The secured term credit facility is payable in equal installments of $1.9 million payable quarterly beginning on March 31, 2002, and a final payment of $0.3 million due on September 30, 2004. No payments are due on the revolving credit facility in 2002, but the facility converts to a term loan on January 31, 2003, with scheduled quarterly installments of approximately $2.2 million, payable beginning March 31, 2003 and a final balance of $35.6 million due January 31, 2004. The Company intends to restructure its debt as discussed below.

Capital expenditures in 2001 totaled $29.5 million and primarily consisted of purchase and completion of aircraft improvements and engines. Also included in capital expenditures were the exercise of purchase options on certain leased aircraft ($5.4 million), purchase of a number of aircraft on operating leases for resale ($5.2 million), equipment and leasehold improvements related to the new Lafayette facility ($2.0 million) and purchase of customer-specified new aircraft ($3.0 million).

In addition to debt service and capital expenditures, the Company funded $4.0 million of construction costs in 2001 for its new operating facility, pursuant to the terms of a 20-year lease of the facility that became effective September 2001. The funding is treated under the lease as prepaid rent and amortized over 10 years at 7% per annum, thus reducing PHI's monthly cash lease payments for the first 10 years of the lease. PHI has no additional funding commitments under the lease.

In 2001 the Company's cash flow was substantially augmented from the proceeds of the sale of aircraft. The Company expects the fleet size to remain substantially unchanged in 2002, but may have some sales to strategically adjust the fleet of aircraft. Nonetheless, the Company believes that cash flow from operations will be sufficient to fund required debt service and the reduced level of capital expenditures during 2002.

The table below sets out the cash contractual obligations of the Company. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation.

                                                        Payment Due by Year
                                  ---------------------------------------------------------------
                                                                                          Beyond
                        Total       2002       2003      2004        2005       2006       2006
                       --------   --------   --------   --------   --------   --------   --------
                                                   (Thousands of dollars)

Operating lease
     obligations       $102,789   $ 16,286   $ 15,018   $ 14,590   $ 13,489   $ 11,933   $ 31,473

Long term debt
    Term                 19,000      7,500      7,500      4,000         --         --         --
    Revolver (1)         44,500         --      8,900     35,600         --         --         --
    Other                    39          5          6          7          7          9          5

Capital lease
    Obligations           3,077        439        475        174        190        206      1,593
                       --------   --------   --------   --------   --------   --------   --------
                       $169,405   $ 24,230   $ 31,899   $ 54,371   $ 13,686   $ 12,148   $ 33,071
                       ========   ========   ========   ========   ========   ========   ========

(1) The Company's revolving line of credit converts to term debt on January 31, 2003, at which time quarterly payments equal to 5% of the total outstanding become payable quarterly, but in any case must be paid in full on the revolver maturity date, which is January 31, 2004.


PHI's borrowing capacity and cash flows from operations have not historically provided sufficient capital to acquire additional aircraft needed to support the Company's customers. To meet these needs, the Company has obtained aircraft under operating and capital lease arrangements, which are more expensive to the Company as compared to the purchase of the aircraft, and the Company had 104 aircraft on such lease arrangements at December 31, 2001. The Company believes that its recent improved operating performance may enable it to obtain additional financing, which would allow it to (i) reduce significantly its number of, and reliance on, operating leases, and (ii) repay outstanding amounts under the bank credit facility. The Company is currently reviewing financing alternatives including the possible issuance of debt securities or obtaining alternative commercial bank financing. There is no assurance when or if the Company would be able to obtain additional debt financing, in which case the Company's ability to acquire additional aircraft will continue to be constrained by existing and future operating leases, and also by the Company's current bank credit facility.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory valuation, long-lived assets and self-insurance liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

PHI estimates its allowance for doubtful accounts receivable based on an evaluation of individual customer financial strength, current market conditions, and other information. If the Company's evaluation of its significant customers' and debtors' creditworthiness should change or prove incorrect, then the Company may have to recognize additional allowances in the period that it identifies the risk of loss.

PHI maintains inventory to service its own aircraft and the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components and reworked to a useable condition. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If the Company's valuation of these parts should be significantly different from amounts ultimately realizable or if it discontinues using or servicing certain aircraft models, then the Company may have to record a write-down of its inventory. The Company also records provisions against inventory for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. If the Company fails to identify such parts, additional provisions may be necessary.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When an asset is determined to be impaired, the Company recognizes the impairment amount, which is measured by the amount that the carrying value of the asset exceeds fair value. Similarly, the Company reports assets that it expects to sell at the lower of the carrying amount or fair value less costs to sell. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

The Company must make estimates for certain of its liabilities and expenses, losses, and gains related to self-insured programs, insurance deductibles, and good-experience premium returns. The Company's group medical insurance program is largely self-insured, and the Company uses estimates to record its periodic expenses related to the program. The Company also carries deductibles on its aircraft hull and liability insurance and estimates periodic expenses related to the retained portion of hull and liability risk. For its workers' compensation and certain other insurance, the Company receives a return premium if its accident experience is favorable, and the Company recognizes reductions in insurance expense when it believes return premiums are likely based on accident rates and actual accident experiences. If actual experience under any of the Company's insurance programs is significantly different from estimated, then the Company may have to record losses when it identifies the risk of additional loss. Conversely, if return premiums are larger than originally projected, then the Company may have to record gains when it identifies the excess return premiums.

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

The Company uses interest rate swaps to hedge its cash flow related to interest. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended and has designated the interest rate swaps as cash flow hedges. The cumulative effect of adopting SFAS No. 133, as amended on January 1, 2001 resulted in an increase of $38,000 to other comprehensive income. As of December 31, 2001, the fair market value of these interest rate swaps was a $2.0 million liability and is included in other long-term liabilities on the balance sheet.

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

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

                              ENVIRONMENTAL MATTERS

The Company has an aggregate estimated liability of $1.8 million as of December 31, 2001 for environmental remediation costs that are probable and estimable. In the fourth quarter of 2001, the Company reduced its recorded estimated liability by $1.2 million as the result of a comprehensive re-evaluation of environmental exposure at all of its operating sites and lowered remediation cost estimates primarily at its Morgan City, Louisiana facility. The Company has conducted environmental surveys of the Lafayette facility which it recently vacated, and, has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

To date, the Company has expended $0.1 million on conducting facility environmental surveys and expects to spend an additional $0.1 million performing follow-up work in 2002.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates and makes limited use of derivative financial instruments to manage that risk. All derivatives used for risk management are closely monitored by the Company's senior management. The Company does not hold derivatives for trading purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are transacted either with creditworthy major financial institutions or over national exchanges.

At December 31, 2001, the Company was a party to interest rate swaps with notional amounts totaling $40.0 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The swaps mature in 2003 and require the Company to pay an average interest rate of 5.78% on the notional amount and, in turn, receive LIBOR interest rates. The variable interest rate received by the Company under each swap contract is repriced quarterly. The Company considers these swaps to be a hedge against potentially higher future interest rates. As described in Note 8 to the consolidated financial statements, the estimated fair value of these interest rate swaps was a $2.0 million liability at December 31, 2001.

At December 31, 2001, $63.5 million of the Company's long-term debt had variable interest rates of which $40.0 million was effectively converted to fixed interest rates through the interest rate swaps. Based on debt outstanding and interest rate swap agreements in place at December 31, 2001, a 100 basis point increase in variable interest rates would increase the Company's interest expense in the year ending 2002 by $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report

To the Board of Directors and Shareholders of Petroleum Helicopters, Inc.

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999. Our audits also included the financial statement schedule for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000, and the eight months ended December 31, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 22, 2002

                          Independent Auditors' Report

The Board of Directors and Shareholders
Petroleum Helicopters, Inc.

We have audited the consolidated statements of operations, shareholders' equity, and cash flows of Petroleum Helicopters, Inc. and subsidiaries for the year ended April 30, 1999. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the year ended April 30, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Petroleum Helicopters, Inc. and subsidiaries' operations and their cash flows for the year ended April 30, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1999 the Company adopted the method of accounting for computer software costs prescribed by Statement of Position 98-1.

/s/ KPMG LLP

KPMG LLP
New Orleans, Louisiana
June 11, 1999

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                           DECEMBER 31,    DECEMBER 31,
                                                              2001            2000
                                                           ------------    ------------
                           ASSETS
Current Assets:
    Cash and cash equivalents                              $      5,435    $        863
    Accounts receivable - net of allowance:
       Trade                                                     45,361          39,399
       Other                                                      1,649           3,490
    Inventory                                                    34,382          35,175
    Other current assets                                          5,799           5,112
    Refundable income taxes                                          --           3,852
                                                           ------------    ------------
                Total current assets                             92,626          87,891
                                                           ------------    ------------

Other                                                            10,851           3,008
Property and equipment, net                                     122,168         131,856
                                                           ------------    ------------
                Total Assets                               $    225,645    $    222,755
                                                           ============    ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities               $     28,247    $     30,047
    Accrued vacation payable                                      7,020           6,553
    Income taxes payable                                          2,428              --
    Current maturities of long-term debt and capital
       lease obligations                                          7,944           9,744
                                                           ------------    ------------
                Total current liabilities                        45,639          46,344
                                                           ------------    ------------

Long-term debt and capital lease obligations, net of
    current maturities                                           58,672          65,075
Deferred income taxes                                            17,612          17,600
Other long-term liabilities                                      11,850          12,114
Commitments and contingencies (Note 9)
Shareholders' Equity:
    Voting common stock - par value of $0.10;
         authorized shares of 12,500,000                            285             279
    Non-voting common stock - par value of $0.10;
         authorized shares of 12,500,000                            241             237
    Additional paid-in capital                                   13,327          12,045
    Accumulated other comprehensive income (loss)                (2,030)             --
    Retained earnings                                            80,049          69,061
                                                           ------------    ------------
                Total shareholders' equity                       91,872          81,622
                                                           ------------    ------------
       Total Liabilities and Shareholders' Equity          $    225,645    $    222,755
                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)


                                                                                  EIGHT MONTHS
                                                    YEAR ENDED      YEAR ENDED       ENDED         YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,      APRIL 30,
                                                      2001            2000            1999            1999
                                                   ------------   ------------    ------------    ------------

Operating revenues                                 $    277,052   $    232,074    $    146,380    $    247,339
Gain (loss) on disposition of property
         and equipment                                    1,351          3,963           6,595           3,583
Other                                                     1,461             --              --              --
                                                   ------------   ------------    ------------    ------------
                                                        279,864        236,037         152,975         250,922
                                                   ------------   ------------    ------------    ------------
Expenses:
     Direct expenses                                    238,153        225,567         139,902         214,516
     Selling, general and administrative                 18,029         18,165          12,359          18,017
     Equity in net loss of unconsolidated
         subsidiaries                                        --            716             686              40
     Special charges                                         --          3,571              --           7,298
     Interest expense                                     6,190          5,813           3,978           6,017
                                                   ------------   ------------    ------------    ------------
                                                        262,372        253,832         156,925         245,888
                                                   ------------   ------------    ------------    ------------

Earnings (loss) before income taxes                      17,492        (17,795)         (3,950)          5,034
Income taxes                                              6,472         (5,501)         (1,251)          2,046
                                                   ------------   ------------    ------------    ------------

Net earnings (loss)                                $     11,020   $    (12,294)   $     (2,699)   $      2,988
                                                   ============   ============    ============    ============

Earnings (loss) per common share:
        Basic                                      $       2.12   $      (2.38)   $      (0.52)   $       0.58
        Diluted                                    $       2.08   $      (2.38)   $      (0.52)   $       0.57

Weighted average common shares
      outstanding                                         5,199          5,164           5,160           5,167
Incremental common shares                                   106             --              --              60
                                                   ------------   ------------    ------------    ------------
Weighted average common shares
      and common share equivalents                        5,305          5,164           5,160           5,227
                                                   ============   ============    ============    ============

Dividends declared per common share                $         --   $         --    $       0.05    $       0.20

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (THOUSANDS OF DOLLARS AND SHARES)


                                                                                                         ACCUMULATED
                                          VOTING                     NON-VOTING                           OTHER COM-
                                       COMMON STOCK                 COMMON STOCK           ADDITIONAL     PREHENSIVE
                                  -------------------------   --------------------------    PAID-IN        INCOME       RETAINED
                                    SHARES        AMOUNT        SHARES         AMOUNT       CAPITAL        (LOSS)       EARNINGS
                                 ------------  ------------  ------------   ------------  -----------   ------------  ------------

Balance at April 30, 1998               2,801  $        280         2,359   $        236  $    11,706   $         --  $     82,483


   Stock Options Exercised                 --            --             9              1           78             --            --

   Other                                   (8)           (1)           (2)            --          (67)            --           (67)

   Net Earnings                            --            --            --             --           --             --         2,988

   Dividends                               --            --            --             --           --             --        (1,056)

                                 ------------  ------------  ------------   ------------  -----------   ------------  ------------
Balance at April 30, 1999               2,793           279         2,366            237       11,717             --        84,348

   Other                                   --            --             1             --           12             --            --

   Net Loss                                --            --            --             --           --             --        (2,699)

   Dividends                               --            --            --             --           --             --          (271)

                                 ------------  ------------  ------------   ------------  -----------   ------------  ------------
Balance at Dec. 31, 1999                2,793           279         2,367            237       11,729             --        81,378

   Stock Issued to Employees               --            --             5             --           --             --            --

   Other                                   --            --             1             --          316             --           (23)

   Net Loss                                --            --            --             --           --             --       (12,294)

                                 ------------  ------------  ------------   ------------  -----------   ------------  ------------
Balance at Dec. 31, 2000                2,793           279         2,373            237       12,045             --        69,061

   Stock Options Exercised                 59             6             1             --          820             --            --

   Stock Issued to Employees               --            --            31              3          111             --            --

   Other                                   --            --             8              1          351             --           (32)

   Cumulative effect of
       adopting SFAS No. 133               --            --            --             --           --             38            --

   Unrecognized loss on
       interest swaps                      --            --            --             --           --         (2,068)           --

   Net Earnings                            --            --            --             --           --             --        11,020

                                 ------------  ------------  ------------   ------------  -----------   ------------  ------------
Balance at Dec. 31, 2001                2,852  $        285         2,413   $        241  $    13,327   $     (2,030) $     80,049
                                 ============  ============  ============   ============  ===========   ============  ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (THOUSANDS OF DOLLARS)

                                                                                       EIGHT MONTHS
                                                YEAR ENDED          YEAR ENDED            ENDED           YEAR ENDED
                                               DECEMBER 31,         DECEMBER 31,        DECEMBER 31,      APRIL 30,
                                                   2001                2000                1999             1999
                                              ---------------    ---------------    ---------------    ---------------

Net earnings (loss)                           $        11,020    $       (12,294)   $        (2,699)   $         2,988
Other comprehensive income (loss)
     Cumulative effect of adopting
         SFAS No. 133                                      38                 --                 --                 --
     Unrecognized loss on interest rate
         swaps                                         (2,068)                --                 --                 --
                                              ---------------    ---------------    ---------------    ---------------
Comprehensive income (loss)                   $         8,990    $       (12,294)   $        (2,699)   $         2,988
                                              ===============    ===============    ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                    EIGHT MONTHS
                                                      YEAR ENDED     YEAR ENDED        ENDED       YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    APRIL 30,
                                                         2001            2000           1999          1999
                                                      ------------   ------------   ------------   ----------

Cash flows from operating activities:
    Net earnings (loss)                               $     11,020   $    (12,294)  $     (2,699)  $    2,988
    Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating
      activities:
       Depreciation                                         15,082         13,713          9,655       16,193
       Deferred income taxes                                  (385)        (3,858)        (1,635)         239
       Gain on asset dispositions                           (1,351)        (3,963)        (6,595)      (3,583)
       Special charges                                          --          2,464             --        6,172
       Equity in net losses of
         unconsolidated subsidiaries                            --            716            806           40
       Bad debt allowance related to notes
         receivable                                            575             --             --           --
       Other                                                   218            651             --           --
    Changes in operating assets and liabilities:
      Accounts receivable                                   (4,121)        (2,414)         1,516        3,633
      Inventory                                                793          2,102         (2,375)        (859)
      Refundable income taxes                                3,852             70           (554)      (3,368)
      Other assets                                          (6,753)         1,602           (875)        (505)
      Accounts payable, accrued liabilities and
         vacation payable                                   (1,333)        10,567         (1,992)      (4,326)
      Income taxes payable                                   2,428             --             --       (1,046)
      Other long-term liabilities                           (1,345)            (5)           933          917
                                                      ------------   ------------   ------------   ----------
    Net cash provided by (used in) operating
      activities                                            18,680          9,351         (3,815)      16,495
                                                      ------------   ------------   ------------   ----------

Cash flows from investing activities:
    Investments in and advances to subsidiaries                 --         (1,266)          (580)        (424)
    Proceeds from notes receivable                             350            292             --           --
    Purchase of property and equipment                     (29,502)       (28,179)       (10,047)     (42,271)
    Proceeds from asset dispositions                        24,304         24,142         16,254       19,881
                                                      ------------   ------------   ------------   ----------
    Net cash provided by (used in) investing
      activities                                            (4,848)        (5,011)         5,627      (22,814)
                                                      ------------   ------------   ------------   ----------

Cash flows from financing activities:
    Proceeds from long-term debt                             2,851         23,500         12,000       30,000
    Payments on long-term debt                             (12,850)       (28,640)       (14,656)     (22,324)
    Proceeds from exercise of stock options and
      other                                                    739             --             --          (50)
    Dividends paid                                              --             --           (518)      (1,035)
                                                      ------------   ------------   ------------   ----------
    Net cash provided by (used in) financing
      activities                                            (9,260)        (5,140)        (3,174)       6,591
                                                      ------------   ------------   ------------   ----------

Increase (decrease) in cash and cash equivalents             4,572           (800)        (1,362)         272
Cash and cash equivalents, beginning of year                   863          1,663          3,025        2,753
                                                      ------------   ------------   ------------   ----------
Cash and cash equivalents, end of year                $      5,435   $        863   $      1,663   $    3,025
                                                      ============   ============   ============   ==========


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

         Revenue Recognition

         The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance service revenues are generally recognized at the time the repair or service work is completed. Revenues related to emergency flights generated by the Company's subsidiary, Air Evac Services, Inc. ("AirEvac") are recorded net of contractual allowances under agreements with third party payors when the services are provided.

         Fiscal Year Change

         Effective December 31, 1999, the Company changed its fiscal year-end to December 31 of each year. The consolidated statements of operations, shareholders' equity and cash flows for the period from May 1, 1999 to December 31, 1999 represent a transition period of eight months, which is referred to as the eight months ended December 31, 1999.

         The following is a comparative summary of the operating results for years ended December 31, 2000 and December 31, 1999 and the eight-month periods ended December 31, 1999 and December 31, 1998:

                                                     YEAR ENDED                EIGHT MONTHS ENDED
                                             ---------------------------   ---------------------------
                                                            DECEMBER 31,                  DECEMBER 31,
                                              DECEMBER 31,      1999       DECEMBER 31,       1998
                                                 2000       (UNAUDITED)        1999        (UNAUDITED)
                                             ------------   ------------   ------------   ------------
                                                     (in thousands, except per share amounts)


Operating revenues                           $    232,074   $    223,112   $    146,380   $    170,607
Gain (loss) on disposition of property
       and equipment                                3,963          8,743          6,595          1,435
                                             ------------   ------------   ------------   ------------
                                                  236,037        231,855        152,975        172,042
                                             ------------   ------------   ------------   ------------
Expenses:
     Direct expenses                              225,567        209,769        139,902        144,852
     Selling, general and administrative           18,165         18,461         12,359         11,915
     Equity in net loss (earnings) of
         unconsolidated subsidiaries                  716            812            686            (87)
     Special charges                                3,571          4,846             --          2,452
     Interest expense                               5,813          5,889          3,978          4,105
                                             ------------   ------------   ------------   ------------
                                                  253,832        239,777        156,925        163,237
                                             ------------   ------------   ------------   ------------

Earnings (loss) before income taxes               (17,795)        (7,922)        (3,950)         8,805
Income taxes                                       (5,501)        (2,903)        (1,251)         3,611
                                             ------------   ------------   ------------   ------------

Net earnings (loss)                          $    (12,294)  $     (5,019)  $     (2,699)  $      5,194
                                             ============   ============   ============   ============

Earnings (loss) per common share:
        Basic                                $      (2.38)  $      (0.97)  $      (0.52)  $       1.01
        Diluted                              $      (2.38)  $      (0.97)  $      (0.52)  $       0.99



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

         Inventories

         The Companies inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company's inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers' and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. The Company also records an allowance for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $4.3 million and $3.7 million at December 31, 2001 and 2000, respectively.

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

         The Company defers any gains resulting from the sale and leaseback of assets and amortizes the gain over the lease term. For the year ended December 31, 2001, there were no gains deferred on sale and leaseback transactions. For the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999, the gains deferred on sale and leaseback transactions were $2.9 million, $1.2 million, and $0.6 million, respectively.

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

         The Company does not presently have any significant obligations for post employment health care benefits.

         Concentration of Credit Risk

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its short-term invested cash in overnight repurchase agreements with a bank. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2001.

         PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to the medical centers, ambulance services, and US and foreign governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.4 million and $2.2 million at December 31, 2001 and December 31, 2000, respectively. The Company's largest domestic oil and gas customer accounted for $40.3 million, $27.2 million, $19.7 million, and $41.1 million of consolidated operating revenues for year ended December 31, 2001, December 31, 2000, the eight months ended December 31, 1999, and year ended April 30, 1999, respectively. The Company also carried accounts receivable from this same customer totaling 19% and 12%, of net trade accounts receivable on December 31, 2001 and December 31, 2000, respectively.

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

         Derivative Financial Instruments

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. The Company recorded a cumulative effect to Comprehensive Income (Loss) of $38,000 in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133.

         The Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The Company has estimated the fair value of the interest rate swap agreements using quotes from counterparties. The fair value of the agreements represents the cash effect if the Company had settled the existing agreements at December 31, 2001 and 2000. See Note 4 and Note 8 of these consolidated financial statements.

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

         Reclassifications

         Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2001.

(2)      SPECIAL CHARGES

         Special Charges recorded in the years ended December 31, 2000 and April 30,1999 consisted of the following:

                                                                 Year Ended
                                                         --------------------------
                                                         December 31,    April 30,
Description                                                  2000          1999
                                                         ------------  ------------
                                                                (Thousands of dollars)

Severance and related costs (Approximately
     (120 and 37 employees, respectively)                $      1,106  $      1,345
Impairment of property and equipment                              782         1,548
Impairment of certain foreign based joint ventures              1,683         3,801
Other                                                              --           604
                                                         ------------  ------------
         Total                                           $      3,571  $      7,298
                                                         ============  ============

         During the year ended December 31, 2000, in connection with management's decision to reduce costs and to recognize the impairment of certain assets, the Company recorded Special Charges of $3.6 million ($2.5 million on an after tax basis or $0.48 per diluted share). Additionally, the Company recorded a $4.3 million charge for the write-down of inventory, included in direct expenses, as a result of an analysis of its overhaul and maintenance operations including requirements for its fleet. At December 31, 2000, the Company carried a liability for the $1.1 million of severance and related costs shown above. At December 31, 2001, the remaining severance liability was $0.3 million, covering two employees. The Company expects to pay the remaining severance liability over the next 18 months.

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

(3)      PROPERTY AND EQUIPMENT

         The following table summarizes the Company's property and equipment at December 31, 2001 and December 31, 2000.

                                           DECEMBER 31,  DECEMBER 31,
                                              2001         2000
                                          ------------   ------------
                                            (Thousands of dollars)

Flight equipment                          $    190,425   $    212,492
Other                                           38,044         42,448
                                          ------------   ------------
                                               228,469        254,940
Less accumulated depreciation                 (106,301)      (123,084)
                                          ------------   ------------
   Property and equipment, net            $    122,168   $    131,856
                                          ============   ============

         Property and equipment at December 31, 2001 and 2000 includes aircraft with a net book value of $5.8 million and $3.1 million, respectively, that is held for sale.

(4)      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations at December 31, 2001 and December 31, 2000 consisted of the following:


                                                         DECEMBER 31,    DECEMBER 31,
                                                             2001           2000
                                                         ------------   ------------
                                                           (Thousands of dollars)

Secured term loan notes with principal lending
   group                                                 $     19,000   $     30,000
Secured notes under revolving credit facilities
   with principal lending group                                44,500         42,500
Capitalized lease obligations                                   3,077          2,319
Other                                                              39             --
                                                         ------------   ------------
Total debt                                                     66,616         74,819
Less current maturities                                        (7,944)        (9,744)
                                                         ------------   ------------
Long-term debt                                           $     58,672   $     65,075
                                                         ============   ============

         Maturities of long-term debt and capital lease obligations are as follows:

                                               (Thousands
                                              of dollars)
                                             ------------

2002                                                7,944
2003                                               16,881
2004                                               39,781
2005                                                  197
2006                                                  215
Thereafter                                          1,598
                                             ------------
    Total                                    $     66,616
                                             ============

         At December 31, 2001, the following assets and their related net book values are pledged as collateral on long-term debt and capital lease obligations aggregating $66.6 million:

                                              (Thousands
                                              of dollars)
                                             ------------
Equipment, net of depreciation               $     58,502
Inventory                                          34,382
Accounts receivable, net                           47,010
                                             ------------
    Total                                    $    139,894
                                             ============

         On July 3, 2001, the Company and its principal lending group entered into a loan agreement that amended and restated its original loan agreement dated January 1, 1986. This amended and restated agreement was further amended on January 31, 2002. The agreement provides a $45.0 million revolving credit facility and a $25.5 million term credit facility. The loan is secured by substantially all of the Company's assets. The secured term and revolving loan agreement permits both prime rate based borrowings and "LIBOR" borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0% (2.5% at December 31, 2001). The interest rates on the secured term and revolving loans ranged from 4.43% to 4.77% at December 31, 2001. The term credit facility is payable in quarterly principal payments of $1.9 million until maturity on September 30, 2004. The revolving credit facility converts to a term loan on January 31, 2003, with quarterly installments due beginning March 31, 2003, equal to 5% of the amount outstanding at the conversion date, with the final balance due on January 31, 2004. The Company paid a 0.50% commitment fee on the unused portion of the revolving credit facility totaling less than $0.1 million for each of the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999.

         The Company is subject to certain financial covenants under its loan agreement with its principal lending group, and was in compliance with those covenants on December 31, 2001. These covenants include maintaining certain levels of cash flow, working capital and shareholders' equity and contain other provisions, some of which restrict the purchases of the Company's stock, capital expenditures, and payment of dividends. The declaration or payment of dividends is restricted to 20% of net earnings for the previous four fiscal quarters. The loan agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

         The Company has two capital lease obligations for two aircraft with imputed interest rates of 9.36% and 7.96%, with monthly lease payments aggregating $0.1 million and $0.2 million per year, respectively, with final payments of $0.6 million in January 2007 and $0.9 million in January 2008, respectively. The Company has recorded $2.2 million in property and equipment for the two aircraft under the capital leases.

         The Company also entered into a capital lease obligation for a new computer system in December 2001. Under the terms of the lease, the Company made an initial installment of $0.3 million and will make annual payments in 2002 and 2003 of $0.3 million each, including imputed interest at 7.77%. The Company has recorded $0.9 million in property, plant, and equipment for the computer system and a $0.6 million capital lease obligation for the remaining annual installments.

         The following table presents the non-cash investing and financing activities for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999.

                                                                              EIGHT MONTHS
                                                   YEAR ENDED    YEAR ENDED     ENDED        YEAR ENDED
                                                  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    APRIL 30,
                                                      2001          2000          1999          1999
                                                  ------------  ------------  ------------  ------------
                                                                 (Thousands of dollars)

Fair value of assets acquired under capital
    leases, net of cash received                  $      2,096  $      2,319  $         --  $         --
Cash paid for assets                                        --            --            --            --
                                                  ------------  ------------  ------------  ------------
Capital leases assumed                            $      2,096  $      2,319  $         --  $         --
                                                  ============  ============  ============  ============


         As discussed in Note 1, the Company uses derivative instruments on a limited basis to manage risks related to interest rates. At each of December 31, 2001 and December 31, 2000, the Company had interest rate swap agreements with notional amounts totaling $40.0 million that serve to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in 2003 and require the Company to pay a weighted-average interest rate of 5.78% over their composite lives and to receive a variable rate, which was 4.77% at December 31, 2001. Based upon the current spread, the effect of these agreements is to limit interest rate exposure to 8.08% on $20.0 million of the Company's revolving credit facility, 8.69% on $10.0 million and 8.27% on $10.0 million of the Company's term loan. Using the accrual/settlement method of accounting, the Company records the net amount to be received or paid under the swap agreements as part of interest expense in the Consolidated Statements of Operations. The interest rate swap agreements had the effect of increasing interest expense by $0.6 million, $0.3 million, $0.1 million and $0.2 million for years ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999 and for the year ended April 30, 1999, respectively.

         Cash paid for interest, net of amounts paid or received in connection with the interest rate swaps, was $6.6 million, $5.8 million, $3.0 million, and $5.7 million for the year ended December 31, 2001, year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999, respectively.

(5)      INCOME TAXES

         Income tax expense (benefit) is composed of the following:

                                                                        EIGHT MONTHS
                                           YEAR ENDED     YEAR ENDED       ENDED        YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     APRIL 30,
                                              2001           2000           1999           1999
                                          ------------   ------------   ------------   ------------
                                                              (Thousands of dollars)

Current:
     Federal                              $      5,645   $     (2,013)  $       (185)  $        544
     State                                         308           (447)            (8)           271
     Foreign                                       904            817            577            992
Deferred - principally Federal                    (385)        (3,858)        (1,635)           239
                                          ------------   ------------   ------------   ------------
      Total                               $      6,472   $     (5,501)  $     (1,251)  $      2,046
                                          ============   ============   ============   ============

         Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                                  YEAR ENDED          YEAR ENDED     EIGHT MONTHS ENDED      YEAR ENDED
                               DECEMBER 31, 2001  DECEMBER 31, 2000   DECEMBER 31, 1999    APRIL 30, 1999
                               -----------------  -----------------  ------------------   ----------------
                                            (Thousands of dollars, except percentage amounts)
                                  Amount     %      Amount      %      Amount       %       Amount     %
                               -----------  ----  ----------   ----  -----------   ----   ----------  ----


Income taxes at statutory rate  $    5,947    34  $   (6,050)   (34)  $   (1,343)   (34)  $    1,712    34
Increase (decrease) in taxes
  resulting from:
  Effect of state income taxes         472     3        (356)    (2)        (158)    (4)         179     4
  Other items - net                     53    --         905      5          250      6          155     3
                                ----------  ----  ----------   ----   ----------   ----   ----------  ----
      Total                     $    6,472    37  $   (5,501)   (31)  $   (1,251)   (32)  $    2,046    41
                                ==========  ====  ==========   ====   ==========   ====   ==========  ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and December 31, 2000 are presented below:

                                                         DECEMBER 31,   DECEMBER 31,
                                                             2001            2000
                                                         ------------   ------------
                                                           (Thousands of dollars)

Deferred tax assets:
   Tax credits                                           $      1,751   $      3,229
   Vacation accrual                                             2,541          2,276
   Inventory valuation                                          2,089            907
   Workman's compensation reserve                                 100            243
   Allowance for uncollectible accounts                           792          1,246
   Deferred gains                                               1,917          2,349
   Other                                                        2,084          2,878
   Net operating loss                                              --          1,860
                                                         ------------   ------------
     Total deferred tax assets                                 11,274         14,988
                                                         ------------   ------------
Deferred tax liabilities:
   Tax depreciation in excess of book depreciation            (23,764)       (28,159)
   Other                                                       (1,043)          (747)
                                                         ------------   ------------
     Total deferred tax liabilities                           (24,807)       (28,906)
                                                         ------------   ------------
         Net deferred tax liabilities                    $    (13,533)  $    (13,918)
                                                         ============   ============


         No valuation allowance was recorded against the deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences. At December 31, 2001 and 2000, other current assets includes $4.1 million and $3.7 million, respectively, of deferred tax assets.

         For Federal income tax purposes, the Company has foreign tax credits of approximately $1.8 million, which expire in 2004 through 2006.

         Income taxes paid were approximately $0.6 million and $4.9 million, for the eight months ended December 31, 1999 and the year ended April 30, 1999, respectively. The Company received net income tax refunds of approximately $0.2 million and $2.2 million during the years ended December 31, 2001 and 2000, respectively.

(6)      EMPLOYEE BENEFIT PLANS

         Savings and Retirement Plans

         The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 200% of up to 3% of employee contributions. The Company's contributions were $4.5 million, $4.1 million, $2.4 million, and $2.1 million for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999, respectively.

         The Company maintains a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides certain senior management with supplemental retirement and death benefits at age 65. The SERP plan provides supplemental retirement benefits that are based on each participant's salary at the time of entrance into the plan. Occasionally, the Company's board of directors may increase certain individuals' benefits. The benefit is one-third of each participant's annual salary of $200,000 or less, plus one-half of each participant's annual salary that is in excess of $200,000, if applicable. The plan does not provide for automatic benefit increases. During 2000, the Company's board of directors amended the plan to provide for partial vesting. The assumed discount rate was 6.15% for the year ended December 31, 2001, 6.85% for the year ended December 31, 2000, 7.50% for the eight months ended December 31, 1999 and 7.50% for the year ended April 30, 1999. The Company recorded plan costs of $0.4 million for each of the years ended December 31, 2001 and 2000 and $0.3 million for each of the eight months ended December 31, 1999 and the year ended April 30, 1999.

         The SERP plan is an unfunded plan. However, the Company has purchased life insurance contracts in anticipation of using the life insurance's cash values and death benefits to help fulfill the obligations of the plan. The Company may sell or redeem the contracts at any time without any obligation to the plan participants.

         The Company maintains an Officer Deferred Compensation Plan and a Director Deferred Compensation Plan. The plans permit key officers and all directors to defer a portion of their compensation. The plans are nonqualified and unfunded. However, under the Officer Deferred Compensation Plan, the Company has established a book reserve account for each participant, which is deemed to be invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. The Company has deposited funds in a brokerage account equal to amounts deferred under the plan. The Company may sell or redeem the investments at any time without any obligation to the plan participants.

         Stock Based Compensation and Other Compensation Plans

         Under PHI's 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan (the "Plan"), the Company may grant non-qualified stock options and stock appreciation rights to selected employees for up to 100,000 shares of the Company's non-voting common stock. Options issued under the plan may be exercisable at a price of not less than 25% of the related stock's fair market value at the date of grant. The options may be exercised any time after one year from the date of grant until their expiration at five years from such date. At December 31, 2001, there were no options or stock appreciation rights outstanding under the Plan and grants were available for 34,000 shares. The Company does not expect to issue any additional options or rights under the Plan.

         Under the PHI 1995 Incentive Plan (the "1995 Plan"), the Company is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. The exercise price of the stock option grants is equal to the fair market value of the underlying stock at the date of grant. The 1995 Plan also allows awards under the plan to fully vest upon a change in control of the Company. In September of 2001, the Company underwent a change of control as defined in the 1995 plan and as a result, all awards issued prior to the change of control became fully vested.

         During the year ended December 31, 2001, the Company granted 20,000 non-voting restricted shares and 150,000 non-voting stock options under the 1995 Plan. The non-voting restricted shares had a fair value of $11.06 on the date of issue and became unrestricted during 2001. The non-voting stock options are 100% vested and expire on September 1, 2010. During the year ended December 31, 2000, the Company did not issue any shares, options or rights under the 1995 Plan. During the eight months ended December 31, 1999, the Company granted 30,000 voting stock options and 142,000 non-voting stock options under the 1995 Plan. All of the outstanding stock options are 100% vested and expire on July 14, 2009. During the year ended April 30, 1999, the Company granted 11,691 non-voting restricted shares (net of forfeitures), 4,000 voting stock options, and 15,000 non-voting stock options under the 1995 Plan. The restricted shares had a fair value of $20.00 per share on the date of issue and became unrestricted during 2001. All of the outstanding stock options are 100% vested and expire on October 31, 2008.

         At December 31, 2001, there were 116,520 voting shares and 167,793 non-voting shares available for issuance under the 1995 Plan. The Company has recorded $0.3 million of compensation expense related to the 1995 Plan for the year ended December 31, 2001 and $0.1 million of compensation expense related to the 1995 Plan in each of the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999. There was no unearned stock compensation expense at December 31, 2001.

         During 2001, the Company's Board of Directors repealed the Directors Stock Compensation Plan (the "Director's Plan"). Previously, under the Directors Plan, each non-employee director ("Director") received his or her annual retainer in the form of PHI's non-voting common stock. Each Director could voluntarily defer all or a portion of the stock awards or fees otherwise payable. The Directors Plan also provided for the automatic annual grant of options to Directors to purchase 2,000 shares of non-voting common stock. During 2001, The Company issued no stock or deferred stock awards under the plan. The Company issued 547 shares and 2,388 deferred stock awards during the year ended December 31, 2000 and 1,277 shares and 4,908 deferred stock awards during the eight months ended December 31, 1999. The Company issued no stock options under the plan during 2001. During the year ended December 31, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999, the Company issued 4,165, 10,000 and 6,000 options, respectively, to purchase non-voting common stock.

         The following table summarizes employee and director stock option activities for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

                                                           1995 Plan Options
                                      Director    ----------------------------------          Weighted
                                        Plan -                     Non-                        Average
                                     Non-Voting     Voting       Voting       Total         Exercise Price
                                     ----------   ----------   ----------   ---------       --------------

Balance outstanding at
  April 30, 1998                             --      24,480       75,450       99,930             9.01
Options granted                           6,000       4,000       15,000       25,000            16.38
Options lapsed/canceled                      --          --       (5,493)      (5,493)            8.50
Options exercised                            --          --       (9,240)      (9,240)            8.50
                                     ----------   ----------   ----------   ---------
Balance outstanding at
  April 30, 1999                          6,000      28,480       75,717      110,197            10.75
Options granted                          10,000      30,000      142,000      182,000            12.67
                                     ----------   ----------   ----------   ---------
Balance outstanding at
  December 31, 1999                      16,000      58,480      217,717      292,197            11.95
Options granted                           4,165          --           --        4,165             8.38
Options lapsed/canceled                      --          --       (2,000)      (2,000)           12.75
                                     ----------   ----------   ----------   ---------
  December 31, 2000                      20,165      58,480      215,717      294,362            11.89
Options granted or reinstated                --          --      154,853      154,853            10.98
Options lapsed/canceled                      --          --       (9,250)      (9,250)           12.75
Options exercised                            --     (58,480)      (1,250)     (59,730)           12.35
                                     ----------   ----------   ----------   ---------
Balance outstanding at
  December 31, 2001                      20,165          --      360,070      380,235            11.43
                                     ==========   ==========   ==========   =========
Shares exercisable at
  December 31, 2001                      20,165          --      360,070      380,235            11.43

         The following table summarizes information about stock options outstanding as of December 31, 2001:

                                               Options Outstanding                         Options Exercisable
                                --------------------------------------------------- -----------------------------------
                                                    Weighted-
                                                     Average          Weighted-                         Weighted-
                                                    Remaining          Average                           Average
               Range of             Number         Contractual        Exercise          Number           Exercise
            Exercise Prices       Outstanding      Life (Years)        Price          Exercisable        Price
         ---------------------- ---------------- ----------------- ---------------- --------------- -------------------

             $8.38 - $8.50             69,735            3.7          $    8.49          69,735        $    8.49
                 $9.78                 10,000            7.9               9.78          10,000             9.78
                $11.06                150,000            8.7              11.06         150,000            11.06
                $12.75                129,500            7.5              12.75         129,500            12.75
            $16.25 - $16.75            21,000            6.8              16.39          21,000            16.39
                                -------------                                      ------------
                                      380,235            7.2              11.43         380,235            11.43
                                =============                                      ============

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

                                                                                         EIGHT MONTHS
                                                YEAR ENDED           YEAR ENDED              ENDED            YEAR ENDED
                                                DECEMBER 31,         DECEMBER 31,         DECEMBER 31,          APRIL 30,
                                                    2001                 2000                1999                 1999
                                              -----------------    -----------------    ----------------    -----------------
                                                         (Thousands of dollars and shares, except per share data)


Net earnings (loss) - as reported               $     11,020         $    (12,294)        $    (2,699)        $     2,988
Net earnings (loss) - pro forma                       10,452              (12,366)             (2,868)              2,967
Diluted earnings (loss) per share - as reported         2.08                (2.38)              (0.52)               0.57
Diluted earnings (loss) per share - pro forma           1.97                (2.39)              (0.56)               0.57
Average fair value of grants during the year            6.18                 5.13                1.95                5.87

Black-Sholes option pricing model assumptions:
     Risk-free interest rate                            6.00%                6.50%               6.50%               6.50%
     Expected life (years)                               6.0                  6.0                 4.0                 4.0
     Volatility                                        50.64%               58.07%              27.00%              27.00%
     Dividend yield                                       --                   --                0.53%               1.39%

         For the year ended December 31, 2001, the Company recorded $1.3 of compensation expense for a discretionary incentive bonus it plans to pay in 2002 to certain non-executive employees. The Company recorded the related liability in accrued liabilities. Future discretionary incentive compensation payments are subject to the Company achieving desired profit levels.

(7)      OTHER ASSETS

         The following table summarizes the Company's other assets at December 31, 2001 and December 31, 2000.

                                                          DECEMBER 31,         DECEMBER 31,
                                                             2001                 2000
                                                       ----------------     ----------------
                                                              (Thousands of dollars)
Receivable from Clintondale, net                       $            899     $            399
Security deposits on aircraft leases                              3,543                1,996
Prepaid rent                                                      3,996                   --
Other                                                             2,413                  613
                                                       ----------------     ----------------
   Total                                               $         10,851     $          3,008
                                                       ================     ================

         During 2000, other assets included investments in and advances to affiliates, including a 50% ownership interest in Clintondale Aviation, Inc. ("Clintondale"), a New York corporation that operates helicopters and fixed-wing aircraft primarily in Kazakhstan. PHI also leased four aircraft to Clintondale.

         In December 2000, the Company initiated discussions to exit its ownership interest in Clintondale. In conjunction with the plan, the Company recorded an impairment charge of $1.7 million to its investment in and advances to Clintondale.

         In June 2001, the Company continued its exit plan and executed an agreement for the sale of its 50% equity interest and related assets in Clintondale. The Company received a promissory note for $3.1 million from Clintondale in exchange for the previously leased four aircraft, certain amounts receivable from Clintondale, and the Company's 50% equity interest in Clintondale. The promissory note is secured by a lien on the four aircraft and was recorded at its estimated net realizable value of $1.8 million based on the fair value of the collateral aircraft. No gain or loss was recognized during 2001 related to this exchange as the impairment charge recorded during December 2000 was based on the estimated fair value of the collateral aircraft.

         As a result of the tragic events that occurred on September 11, 2001, the Company reassessed Clintondale's financial ability to repay the note receivable based on their reduced operations in Kazakhstan and therefore recorded an additional provision of $0.6 million in the third quarter of 2001 against amounts receivable from Clintondale.

         During 2001, the Company funded $4.0 million toward the construction cost of a new principal operating facility leased by the Company. The amounts funded by PHI will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease.

 (8)     FINANCIAL INSTRUMENTS

         Fair Value - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2001 and December 2000. The table excludes cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, all of which had fair values approximating carrying amounts.

                                      DECEMBER 31, 2001             DECEMBER 31, 2000
                                 ----------------------------  ----------------------------
                                   Carrying       Estimated     Carrying       Estimated
                                    Amount       Fair Value      Amount       Fair Value
                                                   (Thousands of dollars)

  Long-term debt and capital
     lease obligations             $  66,616      $  66,616      $74,819      $  74,819
  Interest rate swaps
      asset (liability)               (2,030)        (2,030)          --             38

         The fair value of long-term debt and capital lease obligations also approximates its carrying amount. The fair value of the interest rate swaps is an estimate based on quotes from counterparties and approximates the amount that the Company would receive (pay) to cancel the contracts on the reporting date. Effective January 1, 2001, the Company began accounting for its interest rate swaps in accordance with SFAS No. 133, as amended, and has recorded the fair market value of the swap in other long-term liabilities on the balance sheet at December 31, 2001. See
         Note 4.

(9)      COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options. Rental expense incurred under these leases consisted of the following:


                                                                         EIGHT MONTHS
                            YEAR ENDED              YEAR ENDED               ENDED                YEAR ENDED
                           DECEMBER 31,            DECEMBER 31,          DECEMBER 31,              APRIL 30,
                               2001                    2000                  1999                     1999
                           ------------            ------------          ------------             -----------
                                                      (Thousands of dollars)
       Aircraft            $     16,994            $     15,773           $     8,902             $    14,522
       Other                      2,977                   2,548                 1,383                   2,064
                           ------------            ------------          ------------             -----------
           Total           $     19,971            $     18,321          $     10,285             $    16,586
                           ============            ============          ============             ===========

         The Company began leasing a new principal operating facility for twenty years, effective September 2001. Under the terms of the new facility lease, PHI funded $4.0 million of construction costs, which will amortize over 10 years at 7% per annum and the resulting monthly amortization amounts will reduce PHI's monthly lease payments for the first 10 years of the lease. The lease expires in 2021 and has three five-year renewal options.

         The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operation facility lease.


                  Aircraft        Other
               ------------------------------
                  (Thousands of dollars)


2002             $   14,974      $   1,312
2003                 14,005          1,013
2004                 13,715            875
2005                 12,783            706
2006                 11,445            488
Thereafter           22,043          9,430
                 ----------      ---------
                 $   88,965      $  13,824
                 ==========      =========


         Environmental Matters -- The Company has an aggregate estimated liability of $1.8 million as of December 31, 2001 for environmental remediation costs that are probable and estimable. In the fourth quarter of 2001, the Company reduced its recorded estimated liability by $1.2 million as the result of a comprehensive re-evaluation of environmental exposure at all of its operating sites and lowered remediation cost estimates primarily at its Morgan City, Louisiana facility. The Company has conducted environmental surveys of the Lafayette facility which it recently vacated, and, has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

         To date, the Company has expended $0.1 million on conducting facility environmental surveys and expects to spend an additional $0.1 million performing follow-up work in 2002.

         Legal Matters - The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on results of operations, cash flow or financial position of the Company.

         Purchase Commitments - At December 31, 2001, the Company had no outstanding purchase commitments.

(10)     BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of the Company's segments is based on how the chief operating decision-maker of the Company evaluates the Company's results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs. The Company identifies four segments that meet the requirements of SFAS 131 for disclosure. The reportable segments are Domestic Oil and Gas, International, Aeromedical, and Technical Services.

         The Domestic Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. Prior to 2001, the Domestic Oil and Gas segment also provided helicopter services to certain domestic governmental agencies involved with forest-fire fighting activities. The International segment provides helicopters in various foreign countries to oil and gas customers, including national oil companies, and certain US and foreign governmental agencies. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's AirEvac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services for a variety of helicopter owners and operators. The Company has taken steps to curtail its Technical Services Segment.

         The following tables show information about the profit or loss and assets of each of the Company's reportable segments for the years ended December 31, 2001, 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999. The information contains certain allocations, including allocations of depreciation, rents, insurance, interest, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, equity in losses of unconsolidated subsidiaries, other income, and corporate selling, general, and administrative costs to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company's consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investments, other current assets, and certain property, plant, and equipment.

                                                                        EIGHT MONTHS
                                           YEAR ENDED     YEAR ENDED       ENDED         YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     APRIL 30,
                                              2001           2000           1999           1999
                                          ------------   ------------   ------------   ------------
                                                             (Thousands of dollars)

OPERATING REVENUES:
     Domestic Oil and Gas                 $    185,606   $    149,062   $     91,004   $    159,335
     International                              22,634         21,703         14,676         24,112
     Aeromedical                                47,493         44,282         30,249         46,838
     Technical Services                         21,319         17,027         10,451         17,054
                                          ------------   ------------   ------------   ------------
         TOTAL                            $    277,052   $    232,074   $    146,380   $    247,339
                                          ============   ============   ============   ============

OPERATING PROFIT (1):
     Domestic Oil and Gas                 $     24,661   $     (2,201)  $     (2,285)  $     12,678
     International                                 115           (714)         1,120         (3,983)
     Aeromedical                                   308         (1,454)          (488)         2,864
     Technical Services                          3,490           (550)         1,533          2,661
                                          ------------   ------------   ------------   ------------
         NET SEGMENT OPERATING
             PROFIT (LOSS)                      28,574         (4,919)          (120)        14,220
UNALLOCATED COSTS                              (13,894)       (16,123)        (9,739)       (12,729)
OTHER, NET (2)                                   2,812          3,247          5,909          3,543
                                          ------------   ------------   ------------   ------------
EARNINGS (LOSS) BEFORE TAXES              $     17,492   $    (17,795)  $     (3,950)  $      5,034
                                          ============   ============   ============   ============

EXPENDITURES FOR LONG-LIVED
  ASSETS
     Domestic Oil and Gas                 $     24,201   $     21,879   $      7,725   $     38,214
     International                               2,067          5,291              5          2,172
     Aeromedical                                 2,373            621          1,368            203
     Technical Services                            462            190            246            135
     Corporate                                     399            198            703          1,547
                                          ------------   ------------   ------------   ------------
         TOTAL                            $     29,502   $     28,179   $     10,047   $     42,271
                                          ============   ============   ============   ============

 DEPRECIATION AND
  AMORTIZATION
     Domestic Oil and Gas                 $      9,825   $      8,537   $      6,077   $     10,547
     International                               1,250          1,262          1,117          1,801
     Aeromedical                                 2,487          2,483          1,505          2,806
     Technical Services                            331            246            151            154
     Corporate                                   1,189          1,185            805            885
                                          ------------   ------------   ------------   ------------
         TOTAL                            $     15,082   $     13,713   $      9,655   $     16,193
                                          ============   ============   ============   ============

 INTEREST EXPENSE
     Domestic Oil and Gas                 $      4,398   $      3,703   $      2,565   $      3,825
     International                                 597            603            524            697
     Aeromedical                                 1,195          1,299            821          1,266
     Technical Services                             --             --             --             --
     Corporate                                      --            208             68            229
                                          ------------   ------------   ------------   ------------
         TOTAL                            $      6,190   $      5,813   $      3,978   $      6,017
                                          ============   ============   ============   ============

\

                                                           YEAR         EIGHT MONTHS
                                           YEAR ENDED      ENDED            ENDED        YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    APRIL 30,
                                              2001           2000           1999           1999
                                          ------------   ------------   ------------   ------------
                                                               (Thousands of dollars)


ASSETS
     Domestic Oil and Gas                 $    148,616   $    151,820   $    160,778   $    155,478
     International                              19,912         27,281         20,627         28,795
     Aeromedical                                23,328         24,274         25,541         30,113
     Technical Services                         13,704         12,443         10,475         10,188
     Corporate                                  20,085          6,937          5,635          7,001
                                          ------------   ------------   ------------   ------------
         TOTAL                            $    225,645   $    222,755   $    223,056   $    231,575
                                          ============   ============   ============   ============


(1) Includes special charges as discussed in Note 2 - Special Charges of the Consolidated Financial Statements

(2) Includes gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

       The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

                                                                      EIGHT MONTHS
                                          YEAR ENDED     YEAR ENDED     ENDED         YEAR ENDED
                                          DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    APRIL 30,
                                              2001          2000          1999          1999
                                          ------------  ------------  ------------  ------------
                                                          (Thousands of dollars)

OPERATING REVENUES:
     United States                        $    254,418  $    210,371  $    131,704  $    223,227
     Foreign                                    22,634        21,703        14,676        24,112
                                          ------------  ------------  ------------  ------------
         TOTAL                            $    277,052  $    232,074  $    146,380  $    247,339
                                          ============  ============  ============  ============

LONG-LIVED ASSETS:
     United States                        $    105,703  $    110,615  $    121,583  $    128,541
     Foreign                                    16,465        21,241        13,464        16,019
                                          ------------  ------------  ------------  ------------
         TOTAL                            $    122,168  $    131,856  $    135,047  $    144,560
                                          ============  ============  ============  ============

 (11)    QUARTERLY FINANCIAL DATA (UNAUDITED)

         The summarized quarterly results of operations for the years ended December 31, 2001 and December 31, 2000, (in thousands of dollars, except per share data) are as follows:

                                                               QUARTER ENDED
                                          ------------------------------------------------------
                                            MARCH 31,      JUNE 30,   SEPTEMBER 30, DECEMBER 31,
                                              2001          2001          2001          2001
                                          ------------  ------------  ------------  ------------
                                               (Thousands of dollars, except per share data)

     Operating revenues                   $     63,259  $     68,534  $     73,613  $     71,646
     Gross profit                                4,443         9,744        13,128        11,584
     Net earnings                                   46         2,760         4,758         3,456(1)
     Net earnings per share
      Basic                                       0.01          0.53          0.92          0.66(1)
      Diluted                                     0.01          0.52          0.90          0.65(1)

                                                                QUARTER ENDED
                                          ---------------------------------------------------------
                                            MARCH 31,       JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                              2000           2000           2000           2000
                                          ------------   ------------   ------------   ------------
                                               (Thousands of dollars, except per share data)

Operating revenues                        $     52,659   $     55,105   $     60,894   $     63,416
Gross profit                                     3,145          2,600          5,170         (4,408)
Net earnings (loss)                             (1,428)          (326)        (1,011)        (9,529)(2)
Net earnings (loss) per share
 Basic                                           (0.28)         (0.06)         (0.20)         (1.85)(2)
 Diluted                                         (0.28)         (0.06)         (0.20)         (1.85)(2)

(1) Includes the effect of (a) $1.3 million ($0.8 million after tax or $0.15 per diluted share) of compensation expense recorded for a discretionary bonus accrued for certain non-executive employees; (b) $0.8 million ($0.5 million after tax or $0.09 per diluted share) of other income, recorded for the reimbursement received from the United States Department of Transportation under the Air Safety and System Stabilization Act; and (c) $1.2 million ($0.7 million after tax or $0.14 per diluted share) expense reduction for lowered estimated environmental remediation costs.

(2) Includes the effect of $3.6 million ($2.5 million after tax or $0.48 per diluted share) of special charges recognized in the fourth quarter ended December 31, 2000. Also includes a charge of $4.3 million ($3.0 million after tax or $0.58 per diluted share) for a write-down of inventory.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.     Financial Statements

                   Included in Part II of this report:

                      Independent Auditors' Reports.

                      Consolidated Balance Sheets - December 31, 2001 and
                           December 31, 2000.

                      Consolidated Statements of Operations for the years ended
                           December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and year ended April 30, 1999.

                      Consolidated Statements of Shareholders' Equity for the
                           years ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and year ended April 30, 1999.

                      Consolidated Statements of Comprehensive Income (Loss) for
                           the years ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and year ended April 30, 1999.

                      Consolidated Statements of Cash Flows for the years ended
                           December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and year ended April 30, 1999.

                      Notes to Consolidated Financial Statements.

         2.     Financial Statement Schedules

                      Schedule II - Valuation and Qualifying accounts for the
                           year ended December 31, 2001 and December 31, 2000, the eight months ended December 31, 1999, and year ended April 30, 1999.

         3.     Exhibits

         3      Articles of Incorporation and By-laws

         3.1        (i)    Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

                    (ii) By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on Form 10-Q for the quarterly period ended September 30, 2001).

         10       Material Contracts

         10.1 Master Helicopter Lease Agreement dated February 14, 1991 between General Electric Capital Corporation and PHI (incorporated by reference to Exhibit No. 10.1 (1) to PHI's Report on Form 10-K dated April 30, 1991).

         10.2 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

         10.3 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the shareholders of PHI on September 30, 1992 (incorporated by reference to Exhibit No. 10.8 to PHI's Report on Form 10-K dated April 30, 1993).

         10.4 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No
                  10.12 to PHI's Report on Form 10-K dated April 30, 1996).

         10.5 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

         10.6 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated September 30,
                  2000).

         10.7 Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001 (incorporated by reference to Exhibit 10.25 to PHI's Report on Form 10-Q dated June 30, 2001).

         10.8 Officer Deferred Compensation Plan adopted by PHI's Board effective January 1, 2001 (incorporated by reference to Exhibit 10.21 to PHI's Report on Form 10-K dated December 31, 2000).

         10.9 Second Amended and Restated Loan Agreement among Petroleum Helicopters, Inc., and Bank of America, NA, Whitney National Bank, Bank One, NA, and Bank of America, N.A. as Agent, and Letter of Credit Issuing Bank dated July 3, 2001 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated June 30, 2001).

         10.10 First Amendment to Second Amended and Restated Loan Agreement and Limited Waiver.

         10.11 Articles of Agreement Between Petroleum Helicopters, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to
                  Exhibit 10.24 to PHI's Report on Form 10-Q dated June 30,
                  2001).

         10.12 Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000 (incorporated by reference to Exhibit
                  10.22 to PHI's Report on Form 10-KA dated December 31, 2000).

         10.13 Director Deferred Compensation Plan adopted by PHI's Board effective May 31, 1995 (incorporated by reference to Exhibit 10.18, to PHI's Report on Form 10-K dated April 30, 1999).

         21       Subsidiaries of the Registrant

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of KPMG LLP

(b)      Reports on Form 8-K

         None.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                         Additions
                                                               -------------------------------
                                                 Balance at      Charged to      Charged to                        Balance at
                                                 Beginning       Costs and         Other                              End
     Description                                   of Year        Expenses        Accounts       Deductions         of Year
---------------------------------------------- --------------- --------------- --------------- ---------------- ---------------

Year ended December 31, 2001:
     Allowance for doubtful accounts             $   2,156        $    107         $     -        $  1,819        $     444
     Allowance for obsolescent inventory             3,721             978               -             359            4,340

Year ended December 31, 2000:
     Allowance for doubtful accounts             $     794        $  1,681         $     -        $    319        $   2,156
     Allowance for obsolescent inventory             2,208           3,005               -           1,492            3,721

Eight months ended December 31, 1999:
     Allowance for doubtful accounts             $   1,684        $    110         $     -        $  1,000        $     794
     Allowance for obsolescent inventory             2,169             527               -             488            2,208

Year ended April 30, 1999:
     Allowance for doubtful accounts             $   1,962        $    182         $     -        $    460        $   1,684
     Allowance for obsolescent inventory             1,889             280               -               -            2,169


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PETROLEUM HELICOPTERS, INC.


                                     By: /s/ Michael J. McCann
                                        ----------------------------------------
                                             Michael J. McCann
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


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



            Signature                                Title                                   Date
            ---------                                -----                                   ----

 /s/  Al A. Gonsoulin                        Chairman of the Board                        March 26, 2002
-----------------------------                    and Director
      Al A. Gonsoulin


/s/   Lance F. Bospflug                      President, Chief Executive                   March 26, 2002
-----------------------------            Officer and Director, (Principal
      Lance F. Bospflug                         Executive Officer)


/s/   Arthur J. Breault, Jr.                         Director                             March 26, 2002
-----------------------------
      Arthur J. Breault, Jr.



/s/   Thomas H. Murphy                               Director                             March 26, 2002
-----------------------------
      Thomas H. Murphy


/s/   Michael J. McCann                       Chief Financial Officer                     March 26, 2002
-----------------------------                (Principal Financial and
      Michael J. McCann                         Accounting Officer)

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBERS                DESCRIPTION
      -------                -----------
         3      Articles of Incorporation and By-laws

         3.1        (i)    Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit No. 3.1(i) to
                           PHI's Report on Form 10-Q for the quarterly period
                           ended October 31, 1994).

                    (ii) By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on
                           Form 10-Q for the quarterly period ended September
                           30, 2001).

         10       Material Contracts

         10.1 Master Helicopter Lease Agreement dated February 14, 1991 between General Electric Capital Corporation and PHI
                  (incorporated by reference to Exhibit No. 10.1 (1) to PHI's
                  Report on Form 10-K dated April 30, 1991).

         10.2 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit
                  No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

         10.3 Petroleum Helicopters, Inc. 1992 Non-Qualified Stock Option and Stock Appreciation Rights Plan adopted by PHI's Board effective May 1, 1992 and approved by the shareholders of PHI on September 30, 1992 (incorporated by reference to Exhibit
                  No. 10.8 to PHI's Report on Form 10-K dated April 30, 1993).

         10.4     Amended and Restated Petroleum Helicopters, Inc. 1995
                  Incentive Compensation Plan adopted by PHI's Board effective
                  July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No
                  10.12 to PHI's Report on Form 10-K dated April 30, 1996).

         10.5     Form of Non-Qualified Stock Option Agreement under the
                  Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

         10.6 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated September 30,
                  2000).

         10.7     Amendment to the Supplemental Executive Retirement Plan dated
                  May 24, 2001 (incorporated by reference to Exhibit 10.25 to
                  PHI's Report on Form 10-Q dated June 30, 2001).

         10.8 Officer Deferred Compensation Plan adopted by PHI's Board effective January 1, 2001 (incorporated by reference to Exhibit 10.21 to PHI's Report on Form 10-K dated December 31,
                  2000).

         10.9     Second Amended and Restated Loan Agreement among Petroleum
                  Helicopters, Inc., and Bank of America, NA, Whitney National
                  Bank, Bank One, NA, and Bank of America, N.A. as Agent, and
                  Letter of Credit Issuing Bank dated July 3, 2001 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated June 30, 2001).

         10.10 First Amendment to Second Amended and Restated Loan Agreement and Limited Waiver.

         10.11    Articles of Agreement Between Petroleum Helicopters, Inc. &
                  Office & Professional Employees International Union and its
                  Local 108 dated June 13, 2001 (incorporated by reference to
                  Exhibit 10.24 to PHI's Report on Form 10-Q dated June 30,
                  2001).

         10.12 Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000 (incorporated by reference to Exhibit
                  10.22 to PHI's Report on Form 10-KA dated December 31, 2000).

         10.13 Director Deferred Compensation Plan adopted by PHI's Board effective May 31, 1995 (incorporated by reference to Exhibit
                  10.18, to PHI's Report on Form 10-K dated April 30, 1999).

         21       Subsidiaries of the Registrant

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of KPMG LLP