Form 10-Q
period 2002-03-31
PETROLEUM HELICOPTERS INC
filed 2002-05-14
CIK 350403

================================================================================

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2002

                                       OR

[ ]    Transition Report Pursuant To Section 13 or 15(d) of the Securities
                 Exchange Act of 1934 For the transition period
                          from           to
                               ---------    ---------

                          Commission file number 0-9827

                           PETROLEUM HELICOPTERS, INC.
             (Exact name of registrant as specified in its charter)

                   LOUISIANA                                           72-0395707
(STATE OR OTHER JURISDICTION OF INCORPORATION OR         (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)

           2001 SE EVANGELINE THRUWAY
              LAFAYETTE, LOUISIANA                                       70508
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

                                  Yes   X    No
                                      -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at April 30, 2002
                 -----                        -----------------------------
          Voting Common Stock                        2,851,866 shares
        Non-Voting Common Stock                      2,452,575 shares

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                         Part I - Financial Information

Item 1.   Financial Statements - Unaudited
             Consolidated Balance Sheets - March 31, 2002 and
                December 31, 2001 .......................................   3
             Consolidated Statements of Operations - Three Months
                Ended March 31, 2002 and 2001 ...........................   4
             Consolidated Statements of Cash Flows - Three Months
                Ended March 31, 2002 and 2001 ...........................   5
             Notes to Consolidated Financial Statements .................   6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................  10

Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk ................................................  15

                           Part II - Other Information


Item 1.   Legal Proceedings .............................................  15

Item 6.   Exhibits and Reports on Form 8-K ..............................  16

          Signature .....................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2002            2001
                                                                ------------    ------------
                      ASSETS
Current Assets:
    Cash and cash equivalents                                   $      3,292    $      5,435
    Accounts receivable -- net of allowance:
       Trade                                                          41,663          45,361
       Other                                                           1,702           1,649
    Inventory                                                         34,772          34,382
    Other current assets                                               6,803           5,799
                                                                ------------    ------------
                Total current assets                                  88,232          92,626

Property and equipment, net                                          120,797         122,168
Other                                                                 10,442          10,851
                                                                ------------    ------------
                  Total Assets                                  $    219,471    $    225,645
                                                                ============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities                    $     25,910    $     28,247
    Accrued vacation payable                                           6,720           7,020
    Income taxes payable                                                 313           2,428
    Current maturities of long-term debt and capital lease
       obligations                                                    10,178           7,944
                                                                ------------    ------------
                Total current liabilities                             43,121          45,639
                                                                ------------    ------------

Long-term debt and capital lease obligations, net of current
    maturities                                                        53,672          58,672
Deferred income taxes                                                 17,640          17,612
Other long-term liabilities                                           10,297          11,850
Commitments and contingencies (Note 3)

Shareholders' Equity:
    Voting common stock -- par value of $0.10;
    authorized shares of 12,500,000                                      285             285
    Non-voting common stock -- par value of $0.10;
    authorized shares of 12,500,000                                      244             241
    Additional paid-in capital                                        13,716          13,327
    Accumulated other comprehensive loss                              (1,575)         (2,030)
    Retained earnings                                                 82,071          80,049
                                                                ------------    ------------
                Total shareholders' equity                            94,741          91,872
                                                                ------------    ------------
                   Total Liabilities and Shareholders' Equity   $    219,471    $    225,645
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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     QUARTER ENDED
                                                       MARCH 31,
                                              ---------------------------
                                                  2002           2001
                                              ------------   ------------

Operating revenues                            $     66,858   $     63,259
Gain on disposition of property
    and equipment                                      563          2,031
Other                                                   66             --
                                              ------------   ------------
                                                    67,487         65,290
                                              ------------   ------------

Expenses:
    Direct expenses                                 58,093         58,816
    Selling, general, and
        administrative expenses                      4,713          4,680
     Interest expense                                1,308          1,721
                                              ------------   ------------
                                                    64,114         65,217
                                              ------------   ------------

Earnings before income taxes                         3,373             73
Income taxes                                         1,345             27
                                              ------------   ------------
Net earnings                                  $      2,028   $         46
                                              ============   ============

Weighted average common shares
  outstanding:
    Basic                                            5,278          5,167
    Diluted                                          5,387          5,226

Net earnings per common share:
    Basic                                     $       0.38   $       0.01
    Diluted                                   $       0.38   $       0.01

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                        $      2,028    $         46
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation                                           3,853           4,036
        Deferred income taxes                                     28            (189)
        Gain on asset dispositions                              (563)         (2,031)
        Other                                                    157             273
    Changes in operating assets and liabilities               (2,544)         (1,450)
                                                        ------------    ------------
Net cash provided by operating activities                      2,959             685
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes receivable                               243              63
    Purchase of property and equipment                        (5,283)         (8,157)
    Proceeds from asset dispositions                           2,388           8,447
                                                        ------------    ------------
Net cash provided by (used in) investing activities           (2,652)            353
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                  --           2,500
    Payments on long-term debt                                (2,766)           (269)
    Proceeds from exercise of stock options                      316              --
                                                        ------------    ------------
Net cash provided by  (used in) financing activities          (2,450)          2,231
                                                        ------------    ------------

Increase (decrease) in cash and cash equivalents              (2,143)          3,269
Cash and cash equivalents, beginning of period                 5,435             863
                                                        ------------    ------------
Cash and cash equivalents, end of period                $      3,292    $      4,132
                                                        ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2. SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas, International, Aeromedical, and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment provides helicopters in various foreign countries to oil and gas customers, which primarily consists of operations in the west coast of Africa. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's AirEvac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services for a variety of helicopter owners and operators.

Beginning late 2001, the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to all customers, to providing such services only to customers that are currently serviced by the Company's helicopter operations. The Company also plans to fulfill a contractual obligation to provide maintenance to certain military aircraft.

Segment operating income is operating revenues less direct expenses, selling, general, and administrative costs, and interest expense allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company's reportable operating segments for the quarters ended March 31, 2002 and 2001 is as follows (in thousands):


                                                    QUARTER ENDED
                                                      MARCH 31,
                                              ----------------------------
                                                  2002            2001
                                              ------------    ------------
Segment operating revenues
     Domestic Oil and Gas                     $     41,933    $     39,966
     International                                   6,189           5,839
     Aeromedical                                    11,706          11,939
     Technical Services                              7,030           5,515
                                              ------------    ------------
Total operating revenues                      $     66,858    $     63,259
                                              ============    ============

Segment operating profit (loss)
     Domestic Oil and Gas                     $      3,749    $        691
     International                                     625            (460)
     Aeromedical                                     1,253             920
     Technical Services                                858             632
                                              ------------    ------------
         Total segment operating profit
           (loss)                                    6,485           1,783
Other, net (1)                                         629           2,031
Unallocated overhead                                (3,741)         (3,741)
                                              ------------    ------------
            Earnings before income taxes      $      3,373    $         73
                                              ============    ============

     (1) Includes gains on disposition of property and equipment and other income.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters -- The Company has an aggregate estimated liability of $1.8 million as of March 31, 2002, for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its Lafayette facility, which it recently vacated, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by a the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the facility, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

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

Long-Term Debt -- At March 31, 2002, $44.5 million was outstanding on the Company's revolving credit facility and $16.3 million outstanding on its term debt facility. In addition, the Company carried a $1.6 million liability related to interest rate swap agreements.

On April 23, 2002, the Company issued $200 million of senior unsecured notes ("Notes"). The Notes carry an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and mergers and consolidations or sales of assets.

The Company received proceeds of $133.2 million after payment of fees, and payment of the outstanding amounts due under the bank credit facilities, including settlement of the swap agreements. The remaining proceeds received are to be used to purchase aircraft under existing aircraft lease agreements. As of May 7, 2002, the Company had purchased 79 of 103 aircraft under lease for $93.6 million.

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and "LIBOR" rate borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company will pay an annual 0.375% commitment fee on the unused portion of the revolving credit facility. The Company may also obtain letters of credit issued under the credit facility up to $5 million with a 0.125% fee payable on the amount of letters of credit issued. As of April 29, 2002, the Company had no amounts outstanding under the revolving credit facility.

The Company is subject to certain financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions including a restriction on purchases of the Company's stock. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries.

Operating Leases -- The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. At March 31, 2002, the Company had approximately $101.6 million in aggregate lease commitments under operating leases of which approximately $15.8 million is payable during the next twelve months. As a result of the issuance of the Notes, the Company began purchasing aircraft under operating lease agreements as discussed above.

Purchase Commitments -- At March 31, 2002, the Company had no outstanding purchase commitments.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarters ended March 31, 2002 and 2001 (in thousands):

                                           QUARTER ENDED
                                              MARCH 31,
                                     ---------------------------
                                         2002           2001
                                     ------------   ------------
Net earnings                         $      2,028   $         46
Other comprehensive income
  (loss):
     Cumulative effect of adopting
        SFAS No. 133                           --             38
     Unrecognized gain (loss) on
        interest rate swaps                   455           (935)
                                     ------------   ------------
Comprehensive income (loss)          $      2,483   $       (851)
                                     ============   ============

5. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.7 million and $0.4 million at March 31, 2002 and December 31, 2001, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $4.6 million and $4.3 million at March 31, 2002 and December 31, 2001, respectively.

6. SEVERANCE LIABILITY

At December 31, 2001, the Company carried a severance liability of $0.3 covering two employees. During the quarter ended March 31, 2002, the Company recorded costs of approximately $1.3 million related to a plan of termination and early retirement covering approximately 37 employees. At March 31, 2002, the Company carried severance liabilities of $1.0 million of which approximately $0.3 million was paid in April 2002. The Company expects to pay the remaining severance liability, covering nine employees, over the next 15 months. The Company expects that it will incur approximately $0.4 million of additional severance costs in the second quarter of 2002 as additional employees accept the early retirement plan.

7. NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company had implemented SFAS No. 142 on January 1, 2002. The implementation had no material impact on the Company's consolidated financial position or results of operation.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No.143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and does not expect that this statement will have a material impact on its consolidated financial position or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

OVERVIEW

Total revenues during the first quarter of 2002 reflected improvement over the first quarter of 2001 due to rate increases, which the Company announced in January 2001 and May 2001. The Company continues to incorporate those rate increases upon customer contract renewals and expects the implementation to be substantially complete in 2002. The improvement in earnings is primarily a result of those rate increases and decreased expense. The Company recorded $1.3 million of severance cost in the first quarter related to a plan of termination and early retirement. The Company also experienced decreased flight activity in the first quarter of 2002, compared to the same quarter of 2001, primarily because of decreased oil and gas activity in the Gulf of Mexico.

On April 23, 2002, the Company issued senior unsecured notes ("Notes") of $200 million. The Notes have an interest rate of 9 3/8% and are due May 1, 2009. The proceeds from the offering were used to retire $62.4 million of existing bank debt and swap agreements. In addition, the Company expects to use approximately $125 million of the proceeds to acquire substantially all of the aircraft that the Company leases. As of May 7, 2002, the Company has exercised early purchase provisions or reached agreement for the acquisition of 79 aircraft of a total of 103 aircraft, and expects to complete the acquisition of substantially all of the remaining aircraft under leases in the second quarter 2002. Also on April 23, 2002, as discussed in Liquidity and Capital Resources of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into a new $50 million revolving credit facility with a commercial bank.

As a result of the Notes issuance and the purchases of the leased aircraft, the Company will incur increased interest and depreciation expense and decreased aircraft rent expense. Additionally, the Company will recognize a $2.0 million charge against earnings in the second quarter of 2002 related to the retirement of the Company's existing bank debt and the settlement of the swap agreements. Although, the Company expects that these transactions will reduce earnings before income taxes by approximately $0.8 million per quarter, management believes that these transactions will result in improved overall liquidity of the Company over the next several years, which will allow the Company to pursue earnings growth opportunities.

RESULTS OF OPERATIONS

The following tables present certain non-financial operational statistics for the quarters ended March 31, 2002 and 2001:

                                          QUARTER ENDED
                                            MARCH 31,
                                   ---------------------------
                                       2002           2001
                                   ------------   ------------
FLIGHT HOURS:
     Domestic Oil and Gas                31,460         36,208
     International                        4,926          5,693
     Aeromedical                          4,724          5,281
     Other                                   41            141
                                   ------------   ------------
                  Total                  41,151         47,323
                                   ============   ============

AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas                   175            196
     International                           21             28
     Aeromedical                             39             43
                                   ------------   ------------
                  Total                     235            267
                                   ============   ============


QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

Combined Operations

Operating revenues were $66.9 million for the quarter ended March 31, 2002 as compared to $63.3 million for the quarter ended March 31, 2001. The increase of $3.6 million was primarily due to customer rate increases that the Company began implementing in January 2001 and May 2001. The number of aircraft at March 31, 2002 declined to 235 as compared to 267 at March 31, 2001. Flight hours for the three months ended March 31, 2002 were down by 6,172 hours as compared to the three months ended March 31, 2001. The decrease in flight hours was due to lower flight activity, which in turn was due to decreased oil and gas activities in the Gulf of Mexico.

The Company's net earnings for the quarter was $2.0 million compared to less than $0.1 million in the same period in the prior year. Earnings before tax for the quarter were $3.4 million compared to $0.1 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.38 as compared to $0.01 per diluted share in the same quarter prior year. The improvement in earnings from operations is due primarily to the rate increase implemented May 2001 and lower aircraft maintenance and repair and fuel costs in the first quarter of 2002. Severance costs of $1.3 million in the first quarter of 2002, compared to $0.3 million in the same period of 2001, partially offset the reduction in costs.

Domestic Oil and Gas

Domestic Oil & Gas segment revenues increased 4.9% to $41.9 million for the quarter ended March 31, 2002 compared to $40.0 million during the same period in the prior year. The increase was primarily due to the customer rate increases that the Company began implementing in January 2001 and May 2001. The decline in flight activity partially offset the increase.

The Domestic Oil & Gas segment had $3.7 million operating income for the quarter compared to $0.7 million operating income for the same period in 2001. Operating margin of 8.9% for the first quarter compares to 1.7% for the same quarter in the prior year. The customer rate increases along with lower maintenance and repair and fuel costs helped to increase operating income.

International

International segment revenues increased 6.0% to $6.2 million for the quarter ended March 31, 2002 compared to $5.8 million during the same period in the prior year. The increase was primarily due to operations in Taiwan and customer rate increases that the Company began implementing in January 2001 and May 2001. A decline in flight activity in West Africa partially offset the increase.

The International segment had $0.6 million operating income for the quarter compared to a $0.5 million operating loss for the same period in 2001. Operating margin of 10.1% for the first quarter compares to (7.9)% for the same quarter in the prior year. Customer rate increases along with decreased maintenance and repairs and fuel costs helped increase operating income.

Aeromedical

Aeromedical segment revenues decreased 2.0% to $11.7 million for the quarter ended March 31, 2002 compared to $11.9 million during the same period in the prior year. The decrease in revenues is primarily attributable to the December 31, 2001 termination of a contract with an aeromedical customer. Revenues from that customer were $0.9 million in the first quarter of 2001. Increased customer rates on certain aeromedical contracts partially offset the decrease.

The Aeromedical segment operating income was $1.3 million for the quarter compared to $0.9 million for the same period in 2001. Operating margin was 10.7% for the quarter and compares to 7.7% for the same quarter in 2001. The increase in operating income is attributable to the increased customer rates and lower repair and maintenance and fuel costs.

Technical Services

Technical Services segment revenues for the quarter ended March 31, 2002 were $7.0 million compared to $5.5 million in the prior year, an increase of 27.5%. During the quarter, the Company recorded $1.7 million of revenue for the reconditioning and reconfiguration of a helicopter for a customer. During the second quarter of 2002, the Company expects to complete reconditioning and reconfiguration of a second helicopter for the same customer.

Technical Services operating income improved to $0.9 million for the quarter compared to $0.6 million for the same quarter in 2001. The operating margin was 12.2% in the current year quarter and 11.5% in the prior year quarter. The increase in operating income was primarily attributable to increased revenue from ongoing contracts to provide maintenance to certain military aircraft.

Excluding approximately $2.9 million of revenue expected on the above-mentioned reconditioning and reconfiguration work on the second helicopter, the Company expects revenue from this segment to decrease for the remainder of 2002. During 2001, the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to all customers to only those customers that are currently serviced by the Company's helicopter operations. The Company implemented this change to allow the Technical Services segment to focus on the Company's aircraft and components. The Company also plans to fulfill its obligation to provide maintenance to certain military aircraft.

OTHER INCOME AND LOSSES

Gains on property and equipment dispositions were $0.6 million in the first quarter of 2002 as compared to $2.0 million in the first quarter of 2001. The Company also had interest income of less than $0.1 million in the first quarter of 2002.

DIRECT EXPENSES

Direct expenses for the quarter ended March 31, 2002 decreased by 1.2% to $58.1 million compared to $58.8 million in the same period in the prior year. Excluding Technical Services costs and severance costs, direct expenses decreased by $2.8 million primarily as the result of lower aircraft maintenance and repairs and fuel costs. A $1.3 million increase in Technical Services costs, which primarily related to the completion of the long-term contract to recondition and reconfigure a helicopter for a customer, partially offset the decrease in direct expenses. Direct expenses for the first quarter of 2002 also included severance cost of $1.1 million related to a plan of termination and early retirement compared to $0.3 million for the severance included in direct expenses in the same period of the prior year.

Depreciation expense included in direct expenses for the quarter ended March 31, 2002 was $3.5 million compared to $3.6 million in the prior year. Total depreciation expense was $3.9 million and $4.0 million for the same two periods, respectively.

As a result of the Notes issuance and the purchases of the leased aircraft, the Company expects that the effect on direct expenses will be to increase quarterly depreciation expense by approximately $1.4 million and to decrease aircraft rent expense by approximately $4.0 million per quarter. Also, as discussed in Interest Expense below, the Company expects interest expense to increase by approximately $3.4 million per quarter.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses for each of the quarters ended March 31, 2002 and March 31, 2001 were $4.7 million. Selling, general, and administrative expenses for the first quarter of 2002 included severance costs of $0.2 million related to a plan of termination and early retirement. Decreased legal expenditures were offset by the severance costs and increases related to the ongoing review and conversion of the Company's accounting, inventory, and other systems.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2002 decreased to $1.3 million from $1.7 million in the prior year. The decrease is due primarily to lower debt and the decline of general short-term interest rates on which a portion of the Company's interest on debt is based.

As a result of the $200 million Note issuance and related debt repayment, the Company expects interest expense to increase by approximately $3.4 million per quarter. Additionally, the Company will recognize a $2.0 million charge to earnings in the second quarter of 2002 related to its debt repayment and settlement of its swap agreements.

INCOME TAXES

Income tax expense for the quarter ended March 31, 2002 was $1.3 million compared to less than $0.1 million for the quarter ended March 31, 2001. The effective tax-rate was 39.9% for the quarter ended March 31, 2002 and 37.0% for the quarter ended March 31, 2001. The increase in the effective tax rate is primarily due to increased permanent book and tax differences and higher state taxes for the Company's Arizona operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position on March 31, 2002 was $3.3 million compared to $5.4 million at December 31, 2001. Working capital decreased $1.9 million to $45.1 million at March 31, 2002 from $47.0 million at December 31, 2001. Net cash of $3.0 million provided by operating activities during 2002 and $2.4 million of asset sales funded debt service requirements and capital expenditures.

Total long-term debt, including capital lease commitments and the current portion of debt and lease commitments, decreased $2.8 million from December 31, 2001 to $63.9 million at March 31, 2002. At March 31, 2002, $16.3 million was outstanding on the secured term credit facility, and $44.5 million was outstanding on the revolving credit facility. The interest rate payable on these facilities is LIBOR plus 2.5%, an effective rate of 6.58% at April 23, 2002 including the effect of interest rate swaps.

On April 23, 2002, the Company issued $200 million of senior unsecured notes ("Notes"). The Notes carry an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and mergers and consolidations or sales of assets.

Proceeds from the Note issuance were used to retire the $16.3 million term credit facility and the $44.5 million revolving credit facility and to terminate the related interest rate swap agreements. In addition, the Company expects to use approximately $125 million of the proceeds to acquire substantially all of the aircraft that the Company leases. As of May 7, 2002, the Company has exercised early purchase provisions or reached agreement for the acquisition of 79 aircraft of a total of 103 aircraft for $93.6 million.

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility. As of April 29, 2002, the Company had no amounts outstanding under this new credit facility.

Capital expenditures in the first quarter of 2002 totaled $5.3 million and included approximately $3.1 million for aircraft refurbishments and $0.7 million for the exercise of a purchase option on a leased aircraft.

The Company believes that cash flow from operations will be sufficient to fund required interest payments on the Notes and capital expenditures during 2002.

ENVIRONMENTAL MATTERS

The Company has an aggregate estimated liability of $1.8 million as of March 31, 2002, for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the site, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company had implemented SFAS No. 142 on January 1, 2002. The implementation had no material impact on the Company's consolidated financial position or results of operation.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No.143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and does not expect that this statement will have a material impact on its consolidated financial position or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002. The implementation of this standard did not have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of an increase in market interest rates, the estimated fair value of the Company's interest rate swaps changed from a $2.0 million liability at December 31, 2001 to a $1.6 million liability at March 31, 2002. On April 23, 2002, the Company settled the interest rate swaps for $1.6 million, excluding accrued interest. There were no other material changes to the Company's disclosures regarding derivatives in its Form 10-K for the year ended December 31, 2001.

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

         10.1 Second Amended and Restated Loan Agreement among Petroleum Helicopters, Inc., and Bank of America, NA, Whitney National Bank, Bank One, NA, and Bank of America, N.A. as Agent, and Letter of Credit Issuing Bank dated July 3, 2001 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated June 30, 2001).

         10.2 First Amendment to Second Amended and Restated Loan Agreement and Limited Waiver (incorporated by reference to Exhibit 10.10 to PHI's Report on Form 10-K dated December 31, 2001).

(b)      Reports on Form 8-K
         No reports were filed on Form 8-K during the quarter ended March 31, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Petroleum Helicopters, Inc.


May 14, 2002                           By: /s/ Michael J. McCann
                                           ------------------------------------
                                           Michael J. McCann
                                           Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NO.             DESCRIPTION
-------         -----------

 3.1 (i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).
                (ii) By-laws of the Company as amended.

 10.1           Second Amended and Restated Loan Agreement among Petroleum
                Helicopters, Inc., and Bank of America, NA, Whitney National
                Bank, Bank One, NA, and Bank of America, N.A. as Agent, and
                Letter of Credit Issuing Bank dated July 3, 2001 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated
                June 30, 2001).

 10.2 First Amendment to Second Amended and Restated Loan Agreement and Limited Waiver (incorporated by reference to Exhibit 10.10 to PHI's Report on Form 10-K dated December 31, 2001).