Form 10-Q
period 2002-06-30
PETROLEUM HELICOPTERS INC
filed 2002-08-14
CIK 350403

================================================================================

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended: June 30, 2002

                                       OR

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period __________ from to __________

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at July 31, 2002
         -----                                   ----------------------------
  Voting Common Stock                                   2,851,866 shares
Non-Voting Common Stock                                 2,503,702 shares

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                                           Part I - Financial Information

Item 1.       Financial Statements - Unaudited
                  Condensed Consolidated Balance Sheets - June 30, 2002 and
                     December 31, 2001 ................................................          3
                  Condensed Consolidated Statements of Operations - Three
                     Months and Six Months Ended June 30, 2002 and 2001................          4
                  Condensed Consolidated Statements of Cash Flows - Six
                     Months Ended June 30, 2002 and 2001 ..............................          5
                  Notes to Consolidated Financial Statements ..........................          6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................         16

Item 3.       Quantitative and Qualitative Disclosures about
                  Market Risk .........................................................         25

                                          Part II - Other Information

Item 1.       Legal Proceedings .......................................................         26

Item 4.       Submission of Matters to a Vote of Security Holders .....................         26

Item 6.       Exhibits and Reports on Form 8-K ........................................         26

              Signature ...............................................................         27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                   JUNE 30,     DECEMBER 31,
                                                                     2002           2001
                                                                  ----------    ------------
                                ASSETS
Current Assets:
    Cash and cash equivalents                                     $   19,167     $    5,435
    Accounts receivable -- net of allowance:
       Trade                                                          42,654         45,361
       Other                                                           2,515          1,649
    Inventory                                                         35,339         34,382
    Other current assets                                               8,076          5,799
    Refundable income taxes                                              780             --
                                                                  ----------     ----------
                  Total current assets                               108,531         92,626

Property and equipment, net                                          239,383        122,168
Other                                                                 11,586         10,851
                                                                  ----------     ----------
                  Total Assets                                    $  359,500     $  225,645
                                                                  ==========     ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities                      $   28,685     $   28,247
    Accrued vacation payable                                           5,789          7,020
    Income taxes payable                                                  --          2,428
    Current maturities of long-term debt and capital lease
         obligations                                                      --          7,944
                                                                  ----------     ----------
                   Total current liabilities                          34,474         45,639

Long-term debt and capital lease obligations, net of current
     maturities                                                      200,000         58,672
Deferred income taxes                                                 18,777         17,612
Other long-term liabilities                                            7,554         11,850
Commitments and contingencies (Note 3)

Shareholders' Equity
    Voting common stock -- par value of $0.10;
      authorized shares of 12,500,000                                    285            285
    Non-voting common stock -- par value of $0.10;
      authorized shares of 12,500,000                                    249            241
    Additional paid-in capital                                        14,517         13,327
    Accumulated other comprehensive loss                                --         (2,030)
    Retained earnings                                                 83,644         80,049
                                                                  ----------     ----------
                Total shareholders' equity                            98,695         91,872
                                                                  ----------     ----------
                   Total Liabilities and Shareholders' Equity     $  359,500     $  225,645
                                                                  ==========     ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                -------------------------     -------------------------
                                                   2002           2001           2002           2001
                                                ----------     ----------     ----------     ----------
Operating revenues                              $   69,596     $   68,534     $  136,454     $  131,793
Gain on disposition of property
    and equipment                                      285            273            848          2,304
Other                                                1,026            430          1,092            430
                                                ----------     ----------     ----------     ----------
                                                    70,907         69,237        138,394        134,527
                                                ----------     ----------     ----------     ----------
Expenses:
    Direct expenses                                 56,967         58,790        115,060        117,606
    Selling, general, and
        administrative expenses                      5,319          4,414         10,032          9,094
     Interest expense                                5,983          1,651          7,291          3,372
                                                ----------     ----------     ----------     ----------
                                                    68,269         64,855        132,383        130,072
                                                ----------     ----------     ----------     ----------
Earnings before income taxes                         2,638          4,382          6,011          4,455

Income taxes                                         1,058          1,622          2,403          1,649
                                                ----------     ----------     ----------     ----------
Net earnings                                    $    1,580     $    2,760     $    3,608     $    2,806
                                                ==========     ==========     ==========     ==========
Weighted average common shares outstanding:
    Basic                                            5,319          5,170          5,299          5,169
    Diluted                                          5,434          5,305          5,410          5,226

Net earnings per common share:
    Basic                                       $     0.30     $     0.53     $     0.68     $     0.54
    Diluted                                     $     0.29     $     0.52     $     0.67     $     0.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                 --------------------------
                                                                    2002            2001
                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                 $    3,608      $    2,806
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization                                 9,568           7,861
        Deferred income taxes                                         1,165           1,810
        Gain on asset dispositions                                     (848)         (2,272)
        Bad debt recovery related to notes receivable                  (731)             --
        Other                                                           (20)            400
    Changes in operating assets and liabilities                       4,022          (7,639)
                                                                 ----------      ----------
Net cash provided by operating activities                            16,764           2,966
                                                                 ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes receivable                                      429              71
    Purchase of property and equipment                              (14,883)        (12,311)
    Purchase of aircraft previously leased                         (118,076)             --
    Proceeds from asset dispositions                                  2,418          12,441
                                                                 ----------      ----------
Net cash provided by (used in) investing activities                (130,112)            201
                                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                    200,000           2,500
       Less fees and expenses                                        (5,627)             --
    Payments on long-term debt and capital lease obligations         (5,845)         (5,049)
    Payment of long term debt from bond proceeds                    (60,771)             --
    Payment of interest rate swap settlement                         (1,575)             --
    Proceeds from exercise of stock options                             898              10
                                                                 ----------      ----------
Net cash provided by (used in) financing activities                 127,080          (2,539)
                                                                 ----------      ----------
Increase in cash and cash equivalents                                13,732             628
Cash and cash equivalents, beginning of period                        5,435             863
                                                                 ----------      ----------
Cash and cash equivalents, end of period                         $   19,167      $    1,491
                                                                 ==========      ==========
SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
     Interest paid (excluding interest rate swap settlement)     $    2,134      $    3,195
                                                                 ==========      ==========
     Taxes paid (refunded), net                                  $    4,124      $   (2,682)
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

The Company's financial results, particularly as they relate to the Company's Domestic Oil & Gas operations, are influenced by seasonal fluctuations as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

On April 23, 2002, the Company issued $200 million of 9 3/8% Senior Unsecured Notes ("Notes") that are due in 2009. The Company used the proceeds to acquire substantially all of the aircraft that it leased and to pay all amounts outstanding under its then existing bank loan agreement ("Terminated Loan Agreement"). As a result, the Company will incur significantly increased depreciation and interest expense and decreased aircraft lease expense. In the first quarter of 2002, lease expenses related to the acquired aircraft were $3.8 million.

2. SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas, International, Aeromedical, and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment provides helicopter services in various foreign countries to oil and gas customers, which primarily consists of operations in the west coast of Africa. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's Air Evac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services for a variety of helicopter owners and operators.

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

                                                   QUARTER ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            --------------------------      --------------------------
                                               2002            2001            2002            2001
                                            ----------      ----------      ----------      ----------
Segment operating revenues
     Domestic Oil and Gas                   $   44,177      $   46,302      $   86,110      $   86,268
     International                               5,253           5,230          11,442          11,069
     Aeromedical                                12,550          11,710          24,256          23,649
     Technical Services                          7,616           5,292          14,646          10,807
                                            ----------      ----------      ----------      ----------
         Total operating revenues           $   69,596      $   68,534      $  136,454      $  131,793
                                            ==========      ==========      ==========      ==========
Segment operating profit (loss):
     Domestic Oil and Gas                   $    4,015      $    6,517      $    7,764      $    7,208
     International                                 310             (75)            936            (535)
     Aeromedical                                 1,968             (40)          3,221             880
     Technical Services                          1,203           1,109           2,060           1,741
                                            ----------      ----------      ----------      ----------
         Total segment operating profit          7,496           7,511          13,981           9,294
Other, net (1)                                   1,311             703           1,940           2,734
Unallocated overhead                            (6,169)         (3,832)         (9,910)         (7,573)
                                            ----------      ----------      ----------      ----------
Earnings before income taxes                $    2,638      $    4,382      $    6,011      $    4,455
                                            ==========      ==========      ==========      ==========

----------
(1) Includes gains on dispositions of property and equipment and other income.

During the quarter ended June 30, 2002, the Company acquired substantially all of the aircraft that it leased. As a result, Domestic Oil & Gas segment assets increased by approximately $103.8 million and Aeromedical segment assets increased by approximately $11.6 million.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters -- The Company has an aggregate estimated liability of $1.8 million as of June 30, 2002 for environmental remediation costs at various operation facilities that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility that it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the facility, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

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

Long-Term Debt -- On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets.

The proceeds of the Notes were used to retire existing bank debt, interest rate swap agreements ("Swaps"), and to purchase 101 aircraft previously under leases. As of June 30, 2002, the Company used $186.0 million of the proceeds as follows (in thousands):

Pay amounts outstanding under the Terminated Loan Agreement:
      Revolving credit facility                                    $ 44,500
      Term debt facility                                             16,271
Acquisition of 101 aircraft from leasing companies and
  financial institutions:
      Capital leases                                                  2,679
      Operating leases                                              115,397
Settlement of interest rate swap agreements                           1,575
Fees and expenses related to the issue of the Notes                   5,627
                                                                   --------
        Total                                                      $186,049
                                                                   ========

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and "LIBOR" rate borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company will pay an annual 0.375% commitment fee on the unused portion of the revolving credit facility. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. As of July 31, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

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

Operating Leases -- The Company leases three aircraft and certain facilities and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. During the second quarter ended June 30, 2002, the Company acquired 99 aircraft that it had previously leased under operating leases. At June 30, 2002, the Company had approximately $21.4 million in aggregate lease commitments under operating leases of which approximately $2.2 million is payable during the next twelve months.

Purchase Commitments -- At June 30, 2002, the Company had a commitment of $9 million for the upgrade of certain aircraft. The upgrade is to be performed in 2002 and 2003.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarter and six months ended June 30, 2002 and 2001 (in thousands):

                                                 QUARTER ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                             ---------------------     ---------------------
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------
  Net earnings                               $  1,580     $  2,760     $  3,608     $  2,806
  Other comprehensive income
    (loss):
       Cumulative effect of adopting
          SFAS No. 133                             --           --           --           38
       Unrecognized gain (loss) on
          interest rate swaps during the
          period                                   --           32          455         (903)
       Add reclassification
          adjustments for losses
          included in net income                1,575           --        1,575           --
                                             --------     --------     --------     --------
  Comprehensive income                       $  3,155     $  2,792     $  5,638     $  1,941
                                             ========     ========     ========     ========

During the second quarter ended June 30, 2002, the Company settled its interest rate swaps with the counterparties in conjunction with the payment of outstanding bank debt on April 23, 2002.

5. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.6 million and $0.4 million at June 30, 2002 and December 31, 2001, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $4.7 million and $4.3 million at June 30, 2002 and December 31, 2001, respectively.

6. SEVERANCE LIABILITY

At December 31, 2001, the Company carried a severance liability of $0.3 covering two employees. During the six months ended June 30, 2002, the Company recorded costs of approximately $1.7 million related to a plan of termination and early retirement covering approximately 50 employees. At June 30, 2002, the Company carried severance liabilities of $0.8 million. The Company expects to pay the remaining severance liability, covering 15 employees, over the next 12 months.

7. EMPLOYEE INCENTIVE COMPENSATION

For the year ended December 31, 2001, the Company recorded $1.3 million of compensation expense for a discretionary incentive bonus payable in 2002 to non-executive employees. As of June 30, 2002, the Company paid $0.8 million of the discretionary bonus and expects to pay the remaining amount in the third quarter of 2002.

During the second quarter of 2002, the Company recorded $1.1 million of compensation expense for a discretionary incentive bonus paid to certain executive employees.

Also during the second quarter of 2002, the Company implemented an incentive compensation plan for non-executive employees. Under the plan, the Company expects that it will pay incentive compensation of up to 7% of earnings before tax, net of the incentive compensation. In the second quarter of 2002, the

Company recorded $0.6 million of incentive compensation expense related to the first six months of 2002 that is payable in 2003.

8. PROPERTY AND EQUIPMENT

The Company used $118.1 million of proceeds from the issuance of the Notes to acquire aircraft that it had previously leased. The Company will depreciate the acquired aircraft over five to 15 years using a 30% residual value.

9. NOTES FEES AND EXPENSES

As a result of the issuance of the Notes, the Company incurred $5.6 million of fees and expenses. The Company has recorded these costs in other assets and will amortize the costs over the term of the Notes as an addition to interest expense.

10. RECEIVABLE FROM CLINTONDALE AVIATION, INC.

As a result of the Company's previous divestiture of its 50% equity interest and related assets of Clintondale Aviation, Inc. ("Clintondale"), the Company had a promissory note receivable of $0.5 million recorded at its estimated net realizable value. During May 2002, the Company entered into a final agreement and received a $1.2 million payment from Clintondale in August 2002, resulting in a settlement that was $0.7 million better than previously estimated, which has been included in the accompanying results of operations (in "Other") during the quarter ended June 30, 2002.

11. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

On April 23, 2002, the Company issued Notes of $200 million that are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company's existing operating subsidiaries ("Guarantor Subsidiaries").

The following supplemental condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows information for Petroleum Helicopters, Inc. ("Parent Company Only") and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                     JUNE 30, 2002
                                                 -------------------------------------------------------
                                                  PARENT
                                                  COMPANY    GUARANTOR
                                                   ONLY     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 --------   ------------   ------------    ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                    $ 19,150     $     17       $     --        $ 19,167
    Accounts receivable - net of allowance         41,230        3,939             --          45,169
    Inventory                                      35,339           --             --          35,339
    Other current assets                            7,928          148             --           8,076
    Refundable income taxes                           663          117             --             780
                                                 --------     --------       --------        --------
       Total current assets                       104,310        4,221             --         108,531

Property and equipment, net                       235,735        3,648             --         239,383
Investment in subsidiaries and other               19,809        6,268        (14,491)         11,586
                                                 --------     --------       --------        --------
           Total Assets                          $359,854     $ 14,137       $(14,491)       $359,500
                                                 ========     ========       ========        ========
                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities     $ 29,473     $  3,838       $ (4,626)       $ 28,685
    Accrued vacation payable                        5,533          256             --           5,789
                                                 --------     --------       --------        --------
       Total current liabilities                   35,006        4,094         (4,626)         34,474

Long-term debt net of current maturities          200,000           --             --         200,000
Deferred income taxes and other long-term
  liabilities                                      26,153           --            178          26,331
Shareholders' Equity:
    Paid-in capital                                15,051        4,403         (4,403)         15,051
    Retained earnings                              83,644        5,640         (5,640)         83,644
                                                 --------     --------       --------        --------
       Total shareholders' equity                  98,695       10,043        (10,043)         98,695
                                                 --------     --------       --------        --------
             Total Liabilities and
               Shareholders' Equity              $359,854     $ 14,137       $(14,491)       $359,500
                                                 ========     ========       ========        ========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                     DECEMBER 31, 2001
                                             -----------------------------------------------------------
                                               PARENT
                                               COMPANY       GUARANTOR
                                                ONLY        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ----------     ------------    ------------    ------------
                  ASSETS
Current Assets:
    Cash and cash equivalents                $    5,422      $       13       $       --      $    5,435
    Accounts receivable - net of
      allowance                                  42,844           4,166               --          47,010
    Inventory                                    34,382              --               --          34,382
    Other current assets                          5,764              35               --           5,799
                                             ----------      ----------       ----------      ----------
       Total current assets                      88,412           4,214               --          92,626

Property and equipment, net                     118,401           3,767               --         122,168
Investment in subsidiaries and other             16,138           4,635           (9,922)         10,851
                                             ----------      ----------       ----------      ----------
           Total Assets                      $  222,951      $   12,616       $   (9,922)     $  225,645
                                             ==========      ==========       ==========      ==========
              LIABILITIES AND
           SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued
       liabilities                           $   25,986      $    4,193       $   (1,932)     $   28,247
    Accrued vacation payable                      6,777             243               --           7,020
    Income taxes payable                          2,428              --               --           2,428
    Current maturities of long-term debt
      and capital lease obligations               7,944              --               --           7,944
                                             ----------      ----------       ----------      ----------
       Total current liabilities                 43,135           4,436           (1,932)         45,639

Long-term debt and capital lease
  obligations, net of current maturities         58,672              --               --          58,672
Deferred income taxes and
  other long-term liabilities                    29,272              --              190          29,462
Shareholders' Equity:
    Paid-in capital                              13,853           4,403           (4,403)         13,853
    Accumulated other comprehensive
      income (loss)                              (2,030)             --               --          (2,030)
    Retained earnings                            80,049           3,777           (3,777)         80,049
                                             ----------      ----------       ----------      ----------
       Total shareholders' equity                91,872           8,180           (8,180)         91,872
                                             ----------      ----------       ----------      ----------
             Total Liabilities and
               Shareholders' Equity          $  222,951      $   12,616       $   (9,922)     $  225,645
                                             ==========      ==========       ==========      ==========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                PARENT
                                                COMPANY      GUARANTOR
                                                 ONLY       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ----------    ------------    ------------    ------------
                                                          FOR THE QUARTER ENDED JUNE 30, 2002
                                              ----------------------------------------------------------
Operating revenues                            $   57,030     $   12,566      $       --      $   69,596
Management fees                                    1,760             --          (1,760)             --
Equity in net income of consolidated
  subsidiaries                                     1,376             --          (1,376)             --
Gain on dispositions of property and
  equipment                                          285             --              --             285
Other                                              1,026             --              --           1,026
                                              ----------     ----------      ----------      ----------
                                                  61,477         12,566          (3,136)         70,907
                                              ----------     ----------      ----------      ----------
Expenses:
     Direct expenses                              48,985          7,982              --          56,967
     Management fees                                  --          1,760          (1,760)             --
     Selling, general, and administrative          4,794            525              --           5,319
     Interest expense                              5,976              7              --           5,983
                                              ----------     ----------      ----------      ----------
                                                  59,755         10,274          (1,760)         68,269
                                              ----------     ----------      ----------      ----------
Earnings before income taxes                       1,722          2,292          (1,376)          2,638
Income taxes                                         142            916              --           1,058
                                              ----------     ----------      ----------      ----------
Net earnings                                  $    1,580     $    1,376      $   (1,376)     $    1,580
                                              ==========     ==========      ==========      ==========

                                                          FOR THE QUARTER ENDED JUNE 30, 2001
                                              ---------------------------------------------------------
Operating revenues                            $   57,672     $   10,862      $       --      $   68,534
Management fees                                    1,907             --          (1,907)             --
Equity in net income of consolidated
  subsidiaries                                        47             --             (47)             --
Gain on dispositions of property and
  equipment                                          273             --              --             273
Other                                                403             27              --             430
                                              ----------     ----------      ----------      ----------
                                                  60,302         10,889          (1,954)         69,237
                                              ----------     ----------      ----------      ----------
Expenses:
     Direct expenses                              50,624          8,166              --          58,790
     Management fees                                  --          1,907          (1,907)             --
     Selling, general, and administrative          4,022            392              --           4,414
     Interest expense                              1,552             99              --           1,651
                                              ----------     ----------      ----------      ----------
                                                  56,198         10,564          (1,907)         64,855
                                              ----------     ----------      ----------      ----------
Earnings before income taxes                       4,104            325             (47)          4,382
Income taxes                                       1,344            278              --           1,622
                                              ----------     ----------      ----------      ----------
Net earnings                                  $    2,760     $       47      $      (47)     $    2,760
                                              ==========     ==========      ==========      ==========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                PARENT
                                                COMPANY      GUARANTOR
                                                 ONLY       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ----------    ------------    ------------    ------------
                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                              ----------------------------------------------------------
Operating revenues                            $  112,911     $   23,543      $       --      $  136,454
Management fees                                    2,831             --          (2,831)             --
Equity in net income of consolidated
   subsidiaries                                    1,997             --          (1,997)             --
Gain on dispositions of property and
  equipment                                          848             --              --             848
Other                                              1,094             (2)             --           1,092
                                              ----------     ----------      ----------      ----------
                                                 119,681         23,541          (4,828)        138,394
                                              ----------     ----------      ----------      ----------
Expenses:
     Direct expenses                              98,661         16,399              --         115,060
     Management fees                                  --          2,831          (2,831)             --
     Selling, general, and administrative          9,063            969              --          10,032
     Interest expense                              7,276             15              --           7,291
                                              ----------     ----------      ----------      ----------
                                                 115,000         20,214          (2,831)        132,383
                                              ----------     ----------      ----------      ----------
Earnings before income taxes                       4,681          3,327          (1,997)          6,011
Income taxes                                       1,073          1,330              --           2,403
                                              ----------     ----------      ----------      ----------
Net earnings                                  $    3,608     $    1,997      $   (1,997)     $    3,608
                                              ==========     ==========      ==========      ==========

                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                              ---------------------------------------------------------
Operating revenues                            $  109,488     $   22,305      $       --      $  131,793
Management fees                                    3,873             --          (3,873)             --
Equity in net income of consolidated
subsidiaries                                       1,021             --          (1,021)             --
Gain on dispositions of property and
  equipment                                        2,304             --              --           2,304
Other                                                403             27              --             430
                                              ----------     ----------      ----------      ----------
                                                 117,089         22,332          (4,894)        134,527
                                              ----------     ----------      ----------      ----------
Expenses:
     Direct expenses                             101,928         15,678              --         117,606
     Management fees                                  --          3,873          (3,873)             --
     Selling, general, and administrative          8,317            777              --           9,094
     Interest expense                              3,152            220              --           3,372
                                              ----------     ----------      ----------      ----------
                                                 113,397         20,548          (3,873)        130,072
                                              ----------     ----------      ----------      ----------
Earnings before income taxes                       3,692          1,784          (1,021)          4,455
Income taxes                                         886            763              --           1,649
                                              ----------     ----------      ----------      ----------
Net earnings                                  $    2,806     $    1,021      $   (1,021)     $    2,806
                                              ==========     ==========      ==========      ==========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                       PARENT
                                                       COMPANY       GUARANTOR
                                                        ONLY        SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ----------     ------------    ------------   ------------
                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                     ----------------------------------------------------------
Net cash provided by (used in) operating
      activities                                     $   16,684      $       80      $       --     $   16,764

Cash flows from investing activities:
    Proceeds from notes receivable                          429              --              --            429
    Purchase of property and equipment                  (14,807)            (76)             --        (14,883)
    Purchase of aircraft previously leased             (118,076)             --              --       (118,076)
    Proceeds from asset dispositions                      2,418              --              --          2,418
                                                     ----------      ----------      ----------     ----------
    Net cash used in investing activities              (130,036)            (76)             --       (130,112)
                                                     ----------      ----------      ----------     ----------
Cash flows from financing activities:
    Proceeds from long-term debt, net                   194,373              --              --        194,373
    Payments on long-term debt                           (5,845)             --              --         (5,845)
    Payment of long-term debt with bond
          proceeds                                      (60,771)             --              --        (60,771)
    Payment of interest rate swap settlement             (1,575)             --              --         (1,575)
    Proceeds from exercise of stock options                 898              --              --            898
                                                     ----------      ----------      ----------     ----------
    Net cash provided by financing activities           127,080              --              --        127,080
                                                     ----------      ----------      ----------     ----------
Increase in cash and cash equivalents                    13,728               4              --         13,732
Cash and cash equivalents, beginning of year              5,422              13              --          5,435
                                                     ----------      ----------      ----------     ----------
Cash and cash equivalents, end of year               $   19,150      $       17      $       --     $   19,167
                                                     ==========      ==========      ==========     ==========

                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                     ---------------------------------------------------------
Net cash provided by operating activities            $    2,462      $      504      $       --     $    2,966

Cash flows from investing activities:
    Proceeds from notes receivable                           71              --              --             71
    Purchase of property and equipment                  (12,300)            (11)             --        (12,311)
    Proceeds from asset dispositions                     12,441              --              --         12,441
                                                     ----------      ----------      ----------     ----------
    Net cash provided by (used in) investing
      activities                                            212             (11)             --            201
                                                     ----------      ----------      ----------     ----------
Cash flows from financing activities:
    Proceeds from long-term debt                          2,500              --              --          2,500
    Payments on long-term debt                           (4,549)           (500)             --         (5,049)
    Proceeds from exercise of stock options                  10              --              --             10
                                                     ----------      ----------      ----------     ----------
    Net cash used in financing activities                (2,039)           (500)             --         (2,539)
                                                     ----------      ----------      ----------     ----------
Increase (decrease) in cash and cash
  equivalents                                               635              (7)             --            628
Cash and cash equivalents, beginning of year                844              19              --            863
                                                     ----------      ----------      ----------     ----------
Cash and cash equivalents, end of year               $    1,479      $       12      $       --     $    1,491
                                                     ==========      ==========      ==========     ==========

12. NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                    OVERVIEW

Operating revenues increased $1.1 million for the quarter ended June 30, 2002, compared to the June 30, 2001 quarter, primarily as a result of a $2.3 million increase in Technical Services revenues due to a project for the upgrade and refurbishment of a customer's aircraft, and a $0.9 million increase in Aeromedical segment revenues. These increases were offset in part by a $2.1 million decrease in Domestic Oil and Gas segment revenues due to a decline in oil and gas activity in the Gulf of Mexico.

Operating revenues for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, increased $4.7 million due to the increase in revenues from the above-mentioned Technical Services contract and from International and Aeromedical operations. There was a slight decline in revenues in the Domestic Oil and Gas segment due to a decrease in activity essentially offset by customer rate increases implemented in 2001.

Flight hours declined in all flight segments during both the quarter and six-month periods, primarily as a result of decreased activity in the Gulf of Mexico and termination of certain contracts in the Aeromedical segment as a result of proposed rate increases on those contracts. The effect of the decline on revenues was offset to a large extent by rate increases.

Direct expenses plus selling, general, and administrative expense decreased in total for the quarter and six months. There were increases in Technical Services costs ($2.2 million for the quarter and $3.5 million for the six months), severance costs ($0.4 million in the quarter and $1.7 million for the six months), management bonuses ($1.1 million in the second quarter), and depreciation expense ($1.2 million in the second quarter and $1.0 million for the six months). These increases were substantially offset by decreases in maintenance costs ($0.6 million for the quarter and $3.1 million for the six months), fuel costs ($0.5 million for the quarter and $1.5 million for the six months), helicopter rent ($2.6 million for the quarter and $2.9 million for the six months) insurance costs ($0.6 million for the quarter and the six months) and other human resource costs decreased ($1.1 million for the quarter and $0.7 million for the six months).

Interest expense increased $4.3 million for the quarter and $3.9 million for the six months because of interest on the Note issuance described below, and $1.9 million of costs related to the retirement of the Company's bank debt and liquidation of the Company's interest rate swap agreements in the second quarter, which were charged to interest expense.

On April 23, 2002, the Company issued $200 million in 9 3/8% Notes due May 1, 2009. The proceeds from the offering were used to retire $62.3 million of existing bank debt and the Swaps, and to acquire 101 aircraft for $118.1 million, that the Company previously leased. Also on April 23, 2002, the Company entered into a new $50 million revolving credit facility with a commercial bank. There have been no borrowings under the new revolving credit facility.

As a result of the Notes issuance and the purchases of the leased aircraft, the Company has incurred and will incur increased interest and depreciation expense, and decreased aircraft rent expense. Although the Company expects that these changes will reduce earnings before income taxes by approximately $1.2 million per quarter, management believes that the changes will improve overall liquidity over the next several years, which will allow the Company to pursue earnings growth opportunities, by increasing cash from operations by approximately $5.7 million in 2002 and $10.5 million in 2003, including incremental tax effects. In later years, this amount reduces due to the effects of lower tax depreciation. Additionally, until 2009 when the Notes become due, the Company will be able to retain cash that would have otherwise been needed for bank debt principal payments.

                              OPERATIONS STATISTICS

The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2002 and 2001:

                                                QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              -------------------------      --------------------------
                                                 2002           2001            2002            2001
                                              ----------     ----------      ----------      ----------
FLIGHT HOURS:
     Domestic Oil and Gas                         34,184         40,063          65,644          76,271
     International                                 4,207          5,286           9,133          10,979
     Aeromedical                                   4,638          5,817           9,362          11,098
     Other                                            75             34             116             175
                                              ----------     ----------      ----------      ----------
                  Total                           43,104         51,200          84,255          98,523
                                              ==========     ==========      ==========      ==========

                                                    JUNE 30,
                                             ---------------------
                                               2002         2001
                                             --------     --------
AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas                         179          192
     International                                 21           25
     Aeromedical                                   33           42
                                             --------     --------
                  Total                           233          259
                                             ========     ========

      QUARTER ENDED JUNE 30, 2002 COMPARED WITH QUARTER ENDED JUNE 30, 2001

COMBINED OPERATIONS

REVENUES -- Operating revenues were $69.6 million for the quarter ended June 30, 2002, as compared to $68.5 million for the quarter ended June 30, 2001, an increase of $1.1 million. The increase was due to revenues from a Technical Services contract for the upgrade and refurbishment of an aircraft for a customer and to increases in International and Aeromedical flight related operating revenues. The increases in International and Aeromedical operating revenues were due to rate increases implemented in 2001 and 2002, offset in part by decreases in flight activity. Operating revenues in the Domestic Oil and Gas segment decreased $2.1 million for the quarter as a result of decreased flight activity in the Gulf of Mexico. This decrease in activity in the Domestic Oil and Gas segment was offset in part by increases in rates implemented in 2001 in that segment.

OTHER INCOME AND LOSSES -- Gains on property and equipment dispositions for each of the quarters ended June 30, 2002 and June 30, 2001 were $0.3 million. The Company also had interest income of $0.3 million in the second quarter of 2002, related to cash deposits, as compared to $0.4 million for the second quarter of 2001, which was related to federal and state tax refunds. The Company also recorded $0.7 million for a favorable settlement of a note receivable from Clintondale.

DIRECT EXPENSES -- Direct expenses for the quarter ended June 30, 2002 were $57.0 million, compared to $58.8 million for the same period in the prior year. The decrease in direct expenses was the result of a decrease in maintenance costs due to the decline in activity ($0.6 million), decreased helicopter rent as a result of the purchase of leased aircraft ($2.6 million), decreased fuel cost due to the decline in activity ($0.5 million), and insurance costs due to a competitive bidding process ($0.6 million), offset by increases in depreciation expense of $1.2 million as a result of the purchase of leased aircraft, $2.2 million increase in Technical Services costs due to the contract previously mentioned, $0.3 million for severance charges, and $0.3 million for management bonuses. Excluding the severance charges and management bonus mentioned above, other human resource costs decreased for the quarter and six months due to the decrease in head count. At June 30, 2002 there were 1,700 employees as compared to 1,752 at June 30, 2001.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES -- Selling, general, and administrative expenses for the quarter ended June 30, 2002 were $5.3 million, as compared to $4.4 million for the quarter ended June 30, 2001. The $0.9 million increase is the result of severance costs of $0.1 million and a charge of $0.8 million for management bonuses.

INTEREST EXPENSE -- Interest expense for the quarter ended June 30, 2002 increased to $6.0 million from $1.7 million in the prior year. Included in interest expense was the $1.9 million related to liquidating the Swaps and retirement of bank debt. The remaining increase in interest expense is related to the Notes sold on April 23, 2002. As a result of the issuance of Notes and related debt repayment, the Company expects interest expense to increase by approximately $3.4 million per quarter.

INCOME TAXES -- Income tax expense for the quarter ended June 30, 2002 was $1.1 million, compared to $1.6 million for the quarter ended June 30, 2001. The effective tax-rate was 40% for the quarter ended June 30, 2002, and 37% for the quarter ended June 30, 2001. The increase in the effective tax rate is primarily due to increased permanent book and tax differences, and higher state taxes for the Company's Arizona operations.

EARNINGS -- The Company's net earnings for the quarter were $1.6 million, compared to $2.8 million in the same period in the prior year. Earnings before tax for the quarter were $2.6 million compared to $4.4 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.29 as compared to $0.52 per diluted share for the same quarter prior year. Although there was a decline in flight hour activity, the principal reason for the earnings decline was the increase in interest expense, described below.

SEGMENT DISCUSSION

Domestic Oil and Gas -- Domestic Oil & Gas segment revenues were $44.2 million for the quarter ended June 30, 2002, compared to $46.3 million for the quarter ended June 30, 2001, a decrease of $2.1 million. There was a decrease in flight activity offset in part by an increase in rates implemented in 2001. The decrease in flight activity was the result of reduced oil and gas activity in the Gulf of Mexico, as indicated by a 14.7% decrease in flight hours for the quarter. The number of aircraft in the segment was 179 at June 30, 2002 as compared to 192 at June 30, 2001.

The Domestic Oil & Gas segment operating income decreased $2.5 million. Operating margin of 9.1% for the second quarter compares to 14.1% for the same quarter in the prior year. The decrease in operating income and operating margin is due to the decrease in activity, and to a $1.1 million increase in depreciation expense, a $2.3 million increase in interest expense, partially offset by a $1.9 million decrease in helicopter rent expense as a result of the purchase of leased aircraft. Also included in direct expense is $0.3 million of severance costs and $0.3 million related to management bonuses.

International -- International segment revenues were $5.3 million for the quarter ended June 30, 2002, compared to $5.2 million for the quarter ended June 30, 2001. The increase was due to rate increases recently implemented by the Company, offset in part by reduced demand and flight activity in West Africa. Flight hours declined 20.4% in the International segment in the period. The number of aircraft in the segment was 21 at June 30, 2002, as compared to 25 at June 30, 2001.

The International segment had $0.3 million operating income for the quarter, compared to a $0.1 million operating loss for the same period in 2001. Operating margin of 5.9% for the second quarter 2002 compares to (1.4)% for the same quarter in the prior year. The improvement in operating income and operating margin was due and a net decrease in direct expenses. The decrease in direct expenses was primarily due to fewer aircraft in the segment in the quarter, which was partially offset by a slight increase in depreciation expense and a $0.2 million increase in interest expense.

Aeromedical -- Aeromedical segment revenues were $12.6 million for the quarter ended June 30, 2002, compared to $11.7 million during the quarter ended June 30, 2001, an increase of $0.9 million. The increase was due to customer rate increases implemented by the Company offset in part by a 20.3% decrease in flight hours due to the termination of certain Aeromedical contracts as a result of proposed rate increases on those contracts. The number of aircraft in the segment was 33 at June 30, 2002 as compared to 42 for June 30, 2001.

The Aeromedical segment operating income was $2.0 million for the quarter, compared to an operating loss of less than $0.1 million for the same period in 2001. Operating margin was 15.7% for the quarter and compares to (0.3)% for the same quarter in 2001. The increase in operating income and operating margin is attributable to increased customer rates and a $1.1 million decrease in costs. Costs in the Aeromedical segment decreased due to the decrease in the number of aircraft in the segment resulting in decreases in maintenance costs and fuel costs, which was partially offset by a $1.0 million increase in depreciation expense and a $0.3 million increase in interest expense.

Technical Services -- Technical Services segment revenues for the quarter ended June 30, 2002 were $7.6 million, compared to $5.3 million in the prior year, an increase of $2.3 million. The increase in Technical Services revenues is related to a contract for the refurbishment and upgrade of a customer's aircraft.

The Technical Services segment had operating income of $1.2 million for the quarter ended June 30, 2002, compared to $1.1 million for the quarter ended June 30, 2001. The operating margin was 15.8% in the quarter, compared to 21.0% in the same quarter of the prior year. The increase in operating revenues was largely offset by an increase in costs in the Technical Services segment of $2.2 million related to the previously mentioned contract.

During 2001, the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to all customers to only those customers that are currently serviced by the Company's helicopter operations. The Company implemented this change to allow the Technical Services segment to focus on the Company's aircraft and components. The Company believes that the change in the focus of Technical Services will contribute to increased availability of the Company's aircraft, with a consequent favorable impact on flight operations revenue. However, this change in strategic focus may result in lower revenues from this segment.

   SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

COMBINED OPERATIONS

REVENUES -- Operating revenues for the six months ended June 30, 2002 were $136.5 million, compared to $131.8 million for the six months ended June 30, 2001, an increase of $4.7 million. The increase in operating revenues was due primarily to revenues from a Technical Services segment maintenance contract for the upgrade and refurbishment of two aircraft for a customer. Flight related revenues also increased 1% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in flight revenue was due to customer rate increases implemented in 2001, offset by a decrease in flight activity. Flight hours for the six months ended June 30, 2002 were 84,255, as compared to 98,523 for the six months ended June 30, 2001, a decrease of 14,268 flight hours, or approximately 14.5%. This decrease was primarily due to reduced oil and gas activity in the Gulf of Mexico. The number of aircraft at June 30, 2002 was 233 as compared to 259 at June 30, 2001.

OTHER INCOME -- Gains on property and equipment dispositions was $0.8 million for the six months ended June 30, 2002, compared to $2.3 million for the six months ended June 20, 2001, as fewer aircraft were available for sale in 2002. There was interest income of $0.4 million for the six months ended June 20, 2002, compared to $0.4 million for the six months June 30, 2001. Interest income in the prior period was related to interest income on federal and state tax refunds. The Company also recorded $0.7 million for a favorable settlement of a note receivable from Clintondale.

DIRECT EXPENSES -- Direct expenses for the six months ended June 30, 2002 were $115.1 million, compared to $117.6 million for the comparable period in 2001. The decrease in direct expenses was the result of decreases in helicopter rent ($2.9 million) as a result of the purchase of leased aircraft, insurance costs ($0.6 million) as a result of a competitive bidding process, maintenance costs ($3.1 million) due to the decline in activity, and fuel costs ($1.5 million) also due to decreased activity. In addition, there was a decrease in recurring compensation cost ($0.6 million) due to the decrease in head count. The above amounts were offset in part by a $3.5 million increase in Technical Services costs due to the contract described above, severance charges ($1.4 million), management bonuses ($0.3 million) and depreciation expense included in direct expenses ($1.0 million) due to the purchase of leased aircraft.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES -- Selling, general, and administrative expenses for the six months ended June 30, 2002 were $10.0 million, compared to $9.1 million for the six months June 30, 2001, an increase of $0.9 million. The increase is due to $0.3 million of severance charges and $0.8 million related to management bonuses, offset in part by a $0.2 million decrease in legal costs.

INTEREST EXPENSE -- Interest expense for the six months ended June 30, 2002 was $7.3 million, as compared to $3.4 million for the six months ended June 30, 2001. Included in interest expense is $1.9 million related to liquidating the Swaps and retirement of bank debt. The remaining increase in interest expense is related to the Notes issued on April 23, 2002.

As a result of the $200 million issuance of Notes and related debt repayment, the Company expects interest expense to increase by approximately $13.6 million per year.

INCOME TAXES -- Income tax expense for the six months ended June 30, 2002 was $2.4 million, compared to $1.6 million for the six months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002 was 40%, as compared to 37% for the six months ended June 30, 2001. The increase in the effective tax rate is primarily due to increased permanent book and tax differences, and higher state taxes for the Company's Arizona operations.

EARNINGS -- The Company's net income for the six months ended June 30, 2002 was $3.6 million, compared to net income of $2.8 million for the six months ended June 30, 2001. Earnings before tax for the six months ended June 30, 2002 was $6.0 million, compared to earnings before tax of $4.5 million for the same period in the prior year. Earnings per diluted share for the six months ended June 30, 2002 was $0.67 as compared to earnings per diluted share of $0.54 for the six months ended June 30, 2001. Earnings for the six months were impacted by $2.4 million of interest on the issuance of the Notes, $1.9 million for the retirement of the bank debt and the Swaps, which was recorded as interest costs, and $1.7 million of severance costs. Flight hours were down 14,268 for the six months due largely to a decrease in oil and gas activity in the Gulf of Mexico. The impact on revenues of this decline was offset by the effect of rate increases.

SEGMENT DISCUSSION

Domestic Oil and Gas -- Domestic Oil & Gas segment revenues were $86.1 million for the quarter ended June 30, 2002, compared to $86.3 million for the quarter ended June 30, 2001. A decrease of 10,627 flight hours was offset by customer rate increases implemented in 2001. The decrease in flight activity was due to a decline in oil and gas activity in the Gulf of Mexico. The number of aircraft in the segment was 179 at June 30, 2002 as compared to 192 at June 30, 2001.

Domestic Oil & Gas segment operating income was $7.8 million for the six months ended June 30, 2002, compared to $7.2 million for the six months ended June 30, 2001. The operating margin for the six months ended June 30, 2002 was 9.0%, compared to 8.4% for the six months ended June 30, 2001. The improvement in operating income and operating margin was due to rate increases implemented by the Company, offset in part by a decrease in flight hour activity. There was also a decrease in costs primarily as a result of decreased maintenance and fuel costs due to the decline in activity ($3.1 million) and a decrease in helicopter rent ($2.0 million), partially offset by increases in severance costs ($1.0 million), management bonuses ($0.3 million), depreciation expense ($1.2 million) and interest expense ($2.1 million) as a result of the purchase of leased aircraft.

International -- International segment revenues were $11.4 million for the six months ended June 30, 2002, compared to $11.1 million for the six months June 30, 2001, an increase of $0.3 million. The increase in revenues was due to rate increases recently implemented by the Company. This was partially offset by a 1,846 decline in flight hour activity caused by reduced demand in West Africa. The number of aircraft at June 30, 2002 in the International segment was 21, as compared to 25 at June 30, 2001.

International segment operating income was $0.9 million for the six months ended June 30, 2002, compared to a $0.5 million loss for the six months ended June 30, 2001. Operating margin of 8.2% for the six months ended June 30, 2002, compares to (4.8)% for the six months ended June 30, 2001. The improvement in operating income and operating margin was due to rate increases implemented by the Company, decreased maintenance and fuel costs resulting from the decline in flight activity, and a decrease in depreciation expense ($0.1 million), offset in part by an increase in interest expense ($0.1 million).

Aeromedical -- Aeromedical segment revenues were $24.3 million for the six months ended June 30, 2002, compared to $23.6 million for the same period in the prior year, an increase of $0.7 million. The increase in operating revenues for the Aeromedical segment is attributable to customer rate increases offset in part by a decrease of 1,736 flight hours due to the termination of certain Aeromedical contracts as a reaction to proposed rate increases. The number of aircraft in the segment was 33 at June 30, 2002, as compared to 42 for June 30, 2001.

Aeromedical segment operating income was $3.2 million for the six months ended June 30, 2002, compared to $0.9 million for the six months ended June 30, 2001. The operating margin for the six months ended June 30, 2002 was 13.3%, compared to 3.7% for the six months ended June 30, 2001. The improvement in operating income and operating margin was due to rate increases and also due to decreased costs, which primarily is the result of decreased maintenance and fuel costs resulting from the decline in flight activity, slightly offset by increases in depreciation expense ($0.1 million) and interest expense ($0.1 million).

Technical Services -- The Technical Services segment operating revenues for the six months ended June 30, 2002 were $14.6 million, compared to $10.8 million in the comparable period in the prior year, an increase of $3.8 million. The increase in Technical Services revenues was related to revenue from a contract for the refurbishment and upgrade of two aircraft.

The Technical Services segment had operating income of $2.1 million for the six months ended June 30, 2002, compared to $1.7 million for the six months ended June 30, 2001. The operating margin was 14.1% in the six months ended June 30, 2002, compared to 16.1% for the six months ended June 30, 2001. The increase in operating income is due to the increase in activity. Costs in the Technical Services segment increased $3.5 million due to the contract previously mentioned.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position on June 30, 2002 was $19.2 million, compared to $5.4 million at December 31, 2001. Working capital was $74.1 million at June 30, 2002, as compared to $47.0 million at June 30, 2001, an increase of $27.1 million. An increase in cash of $13.7 million, primarily the remaining proceeds of the Note issuance, and a decrease in current maturities of long-term debt of $14.8 million as bank debt was repaid with the proceeds of long-term Notes account for the increase in working capital. Net cash provided by operating activities funded capital expenditure requirements of $14.9 million in 2002.
Note issuance costs of $5.6 million were funded with proceeds from the sale of the Notes.

On April 23, 2002, the Company issued Notes of $200 million that carry an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets.

Proceeds from the Notes, net of $5.6 million of fees and expenses, were used to retire the Company's $16.3 million term credit facility and $44.5 million revolving credit facility, and to terminate the related Swaps for $1.6 million. The Company also purchased 101 aircraft, which were previously leased, for $118.1 million.

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility. The Company has not borrowed under this new credit facility.

Capital expenditures totaled $14.9 million for the six months ended June 30, 2002. Capital expenditures primarily include amounts for the refurbishment of aircraft and the upgrade of capability of certain aircraft. As discussed above, the Company also purchased $118.1 million of aircraft it previously leased. At June 30, 2002, the Company had a commitment of $9 million for the upgrade of certain aircraft. The upgrade is to be performed in 2002 and 2003.

The effect of the purchases of the aircraft will be to improve cash flow by the reduced lease payments, less the increased interest expense from the issuance of the Notes. The Company believes that cash flow from operations will be sufficient to fund required interest payments on the Notes and capital expenditures during 2002.

                              ENVIRONMENTAL MATTERS

As of June 30, 2002, the Company has an aggregate estimated liability of $1.8 million for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the site, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company plans to adopt the standard as of the effective date and will implement its provisions on a prospective basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 23, 2002, the Company paid its Terminated Loan Agreement. The Terminated Loan Agreement had variable interest rates. In conjunction with the payment of the Terminated Loan Agreement, the Company settled its interest rate swaps by paying $1.6 to the counterparties.

Also on April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and the Company's credit worthiness. A hypothetical 100 basis-point increase to the Notes' imputed interest rate immediately after issue would have resulted in a market value decline to approximately $190.2 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2002 Annual Meeting of Stockholders on April 30, 2002. At the meeting, shareholders elected each of the following persons listed below to PHI's Board of Directors for a term ending at the Company's 2003 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is opposite such person's name. The persons listed below constituted the entire Board of Directors of the Company at that time.

                                       NUMBER OF VOTES CAST
                             ---------------------------------------
                                                            BROKER
  NAME OF DIRECTOR              FOR         WITHHOLD       NON-VOTE
                             ---------     ----------     ----------
  Al A. Gonsoulin            1,482,266             0             0
  Lance F. Bospflug          1,482,266             0             0
  Arthur J. Breault, Jr      1,482,266             0             0
  Thomas H. Murphy           1,482,266             0             0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 (i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

          (ii) By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on Form 10-Q for the quarterly period ended March 31, 2002).

     10.1 Indenture dated April 23, 2002 among Petroleum Helicopters, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI's Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

     10.2 Form of 9 3/8% Senior Note (incorporated by reference to Exhibit 4.1 to PHI's Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

     10.3 Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

     99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)   Reports on Form 8-K

      No reports were filed on Form 8-K during the quarter ended June 30, 2002.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Petroleum Helicopters, Inc.



August 14, 2002                      By: /s/ Michael J. McCann
                                         --------------------------------------
                                     Michael J. McCann
                                     Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.        DESCRIPTION
-------      -----------
 3.1         (i)  Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI's Report on Form 10-Q
                  for the quarterly period ended October 31, 1994).

             (ii) By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on Form 10-Q for the quarterly period ended March 31, 2002).

10.1 Indenture dated April 23, 2002 among Petroleum Helicopters, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI's
             Registration Statement on Form S-4, filed on April 30, 2002, File
             Nos. 333-87288 through 333-87288-08).

10.2         Form of 9 3/8% Senior Note (incorporated by reference to Exhibit
             4.1 to PHI's Registration Statement on Form S-4, filed on April 30,
             2002, File Nos. 333-87288 through 333-87288-08).

10.3         Loan Agreement dated as of April 23, 2002 by and among Petroleum
             Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive,
             Inc., and International Helicopter Transport, Inc. and Whitney
             National Bank

99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 by Lance F. Bospflug, Chief Executive Officer.

99.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 by Michael J. McCann, Chief Financial Officer.