Form 10-Q
period 2002-09-30
PETROLEUM HELICOPTERS INC
filed 2002-11-14
CIK 350403

================================================================================

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]    Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
               For the quarterly period ended: September 30, 2002

                                       OR

[ ]    Transition Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from _____ to_____

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

                                  Yes X  No
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                           Class                                         Outstanding at October 31, 2002
                           -----                                         -------------------------------
                    Voting Common Stock                                          2,851,866 shares
                  Non-Voting Common Stock                                        2,523,322 shares



================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                                   Part I - Financial Information

Item 1.       Financial Statements - Unaudited
                  Condensed Consolidated Balance Sheets - September 30, 2002
                     and December 31, 2001 ............................................          3
                  Condensed Consolidated Statements of Operations -
                     Three Months and Nine Months Ended September 30, 2002
                     and 2001..........................................................          4
                  Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 2002 and 2001 .........................          5
                  Notes to Consolidated Financial Statements ..........................          6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................         16

Item 3.       Quantitative and Qualitative Disclosures about
                  Market Risk .........................................................         26

Item 4.       Controls and Procedures...................................................        26

                                    Part II - Other Information

Item 1.       Legal Proceedings .......................................................         26

Item 6.       Exhibits and Reports on Form 8-K ........................................         27

              Signatures ..............................................................         28

              Certifications ..........................................................         29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           2002                  2001
                                                                       ------------          ------------
                                ASSETS
Current Assets:
    Cash and cash equivalents                                          $     24,983          $      5,435
    Accounts receivable -- net of allowance:
       Trade                                                                 43,291                45,361
       Other                                                                  1,451                 1,649
    Inventory                                                                36,211                34,382
    Other current assets                                                      7,022                 5,799
                                                                       ------------          ------------
                  Total current assets                                      112,958                92,626

Property and equipment, net                                                 244,008               122,168
Other                                                                        12,082                10,851
                                                                       ------------          ------------
                  Total Assets                                         $    369,048          $    225,645
                                                                       ============          ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities                           $     32,481          $     28,247
    Accrued vacation payable                                                  5,297                 7,020
    Income taxes payable                                                         --                 2,428
    Current maturities of long-term debt and capital lease
       obligations                                                               --                 7,944
                                                                       ------------          ------------
                   Total current liabilities                                 37,778                45,639

Long-term debt and capital lease obligations, net of current
     maturities                                                             200,000                58,672
Deferred income taxes                                                        21,447                17,612
Other long-term liabilities                                                   7,376                11,850
Commitments and contingencies (Note 3)

Shareholders' Equity
    Voting common stock -- par value of $0.10;
       authorized shares of 12,500,000                                          285                   285
    Non-voting common stock -- par value of $0.10;
       authorized shares of 12,500,000                                          254                   241
    Additional paid-in capital                                               14,955                13,327
    Accumulated other comprehensive loss                                         --                (2,030)
    Retained earnings                                                        86,953                80,049
                                                                       ------------          ------------
                Total shareholders' equity                                  102,447                91,872
                                                                       ------------          ------------
                   Total Liabilities and Shareholders' Equity          $    369,048          $    225,645
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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                         QUARTER ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ----------------------------       ---------------------------
                                                     2002              2001             2002             2001
                                                  ----------        ----------       ----------       ----------

Operating revenues                                $   68,202        $   73,613       $  204,656       $  205,406
Gain (loss) on disposition of
    property and equipment                               (29)              970              819            3,275
Other                                                    159                68            1,251              497
                                                  ----------        ----------       ----------       ----------
                                                      68,332            74,651          206,726          209,178
                                                  ----------        ----------       ----------       ----------

Expenses:
    Direct expenses                                   53,783            60,485          168,843          178,091
    Selling, general, and
        administrative expenses                        4,035             5,078           14,067           14,172
     Interest expense                                  4,995             1,536           12,286            4,908
                                                  ----------        ----------       ----------       ----------
                                                      62,813            67,099          195,196          197,171
                                                  ----------        ----------       ----------       ----------

Earnings before income taxes                           5,519             7,552           11,530           12,007

Income taxes                                           2,209             2,794            4,612            4,443
                                                  ----------        ----------       ----------       ----------

Net earnings                                      $    3,310        $    4,758       $    6,918       $    7,564
                                                  ==========        ==========       ==========       ==========

Weighted average common shares outstanding:
    Basic                                              5,362             5,197            5,320            5,179
    Diluted                                            5,461             5,310            5,427            5,286

Net earnings per common share:
    Basic                                         $     0.62        $     0.92       $     1.30       $     1.46
    Diluted                                       $     0.61        $     0.90       $     1.27       $     1.43

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                   --------------------------------
                                                                       2002                2001
                                                                   ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                   $      6,918        $      7,564
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization                                    15,699              11,288
        Deferred income taxes                                             3,835               3,740
        Gain on asset dispositions                                         (819)             (3,275)
        Bad debt allowance (recovery) related to notes
            receivable                                                     (731)                575
        Other                                                               (21)                449
    Changes in operating assets and liabilities                           6,991              (8,225)
                                                                   ------------        ------------
Net cash provided by operating activities                                31,872              12,116
                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes receivable                                        1,629                 200
    Purchase of property and equipment                                  (26,277)            (18,517)
    Purchase of aircraft previously leased                             (118,076)                 --
    Proceeds from asset dispositions                                      3,226              16,675
                                                                   ------------        ------------
Net cash used in investing activities                                  (139,498)             (1,642)
                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term notes                                       200,000               2,500
       Less fees and expenses                                            (5,835)                 --
    Payments on long-term debt and capital lease obligations             (5,845)             (8,539)
    Payment of long term debt from notes proceeds                       (60,771)                 --
    Payment of interest rate swap settlement                             (1,575)                 --
    Proceeds from exercise of stock options                               1,200                 693
                                                                   ------------        ------------
Net cash provided by (used in) financing activities                     127,174              (5,346)
                                                                   ------------        ------------

Increase in cash and cash equivalents                                    19,548               5,128
Cash and cash equivalents, beginning of period                            5,435                 863
                                                                   ------------        ------------
Cash and cash equivalents, end of period                           $     24,983        $      5,991
                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
     Interest paid (excluding interest rate swap settlement)       $      2,134        $      4,675
                                                                   ============        ============
     Taxes paid (refunded), net                                    $      2,754        $     (2,129)
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

2. SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas, International, Aeromedical, and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment, which primarily consists of operations off the West Coast of Africa, provides helicopter services in various foreign countries to oil and gas customers. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's Air Evac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services, primarily to certain military aircraft, flight operations customers, and original equipment manufacturers.

Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

Beginning in late 2001, the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to all customers, to providing such services only to certain military aircraft, flight operations customers and original equipment manufacturers. The Company also plans to fulfill a contractual obligation to provide maintenance to certain military aircraft.

Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

                                                       QUARTER ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                              --------------------------------        --------------------------------
                                                  2002                2001                2002                2001
                                              ------------        ------------        ------------        ------------
Segment operating revenues
     Domestic Oil and Gas                     $     47,586        $     51,150        $    133,696        $    137,418
     International                                   4,939               5,100              16,381              16,169
     Aeromedical                                    12,265              11,766              36,521              35,415
     Technical Services                              3,412               5,597              18,058              16,404
                                              ------------        ------------        ------------        ------------
         Total operating revenues             $     68,202        $     73,613        $    204,656        $    205,406
                                              ============        ============        ============        ============

Segment operating profit (loss):
     Domestic Oil and Gas                     $      8,104        $     11,714        $     20,319        $     21,282
     International                                     492                 164               1,822                 (61)
     Aeromedical                                     4,244                (377)              8,267               1,157
     Technical Services                                849                 883               2,909               2,624
                                              ------------        ------------        ------------        ------------
         Total segment operating profit             13,689              12,384              33,317              25,002
Other, net (1)                                         130               1,038               2,070               3,772
Interest expense                                    (4,995)             (1,536)            (12,286)             (4,908)
Unallocated overhead                                (3,305)             (4,334)            (11,571)            (11,859)
                                              ------------        ------------        ------------        ------------
Earnings before income taxes                  $      5,519        $      7,552        $     11,530        $     12,007
                                              ============        ============        ============        ============

----------
(1) Includes gains on dispositions of property and equipment and other income.

                                   ----------

During the second quarter of 2002, the Company acquired substantially all of the aircraft that it leased. As a result, Domestic Oil & Gas segment assets increased by approximately $103.8 million and Aeromedical segment assets increased by approximately $11.6 million.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters -- The Company has recorded an aggregate estimated liability of $1.8 million as of September 30, 2002 for environmental remediation costs at various operation facilities that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility that it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the facility, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

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

The proceeds of the Notes were used to retire existing bank debt, interest rate swap agreements ("Swaps"), and to purchase 101 aircraft previously under lease. As of September 30, 2002, the Company had used $186.3 million of the proceeds as follows (in thousands):

Pay amounts outstanding under the Terminated Loan
  Agreement:
      Revolving credit facility                           $     44,500
      Term debt facility                                        16,271
Acquisition of 101 aircraft from leasing companies
  and financial institutions:
      Capital leases                                             2,679
      Operating leases                                         115,397
Settlement of interest rate swap agreements                      1,575
Fees and expenses related to the issue of the Notes              5,835
                                                          ------------
        Total                                             $    186,257
                                                          ============

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and "LIBOR" rate borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company will pay an annual 0.375% commitment fee on the unused portion of the revolving credit facility. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. As of October 31, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

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

Operating Leases -- The Company leases three aircraft and certain facilities and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. During the second quarter of 2002, the Company acquired 99 aircraft that it had previously leased under operating leases. At September 30, 2002, the Company had approximately $22.1 million in aggregate lease commitments under operating leases of which approximately $2.3 million is payable during the next twelve months.

Purchase Commitments -- At September 30, 2002, the Company had commitments of $10.5 million for the upgrade of certain aircraft and the purchase of other equipment. The upgrades are to be performed in 2002 and 2003.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarter and nine months ended September 30, 2002 and 2001 (in thousands):


                                                      QUARTER ENDED                       NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                             -------------------------------        -------------------------------
                                                 2002               2001                2002               2001
                                             ------------       ------------        ------------       ------------
Net earnings                                 $      3,310       $      4,758        $      6,918       $      7,564
Other comprehensive income
  (loss):
     Cumulative effect of adopting
        SFAS No. 133                                   --                 --                  --                 38
     Unrecognized gain (loss) on
        interest rate swaps during the
        period                                         --             (1,221)                455             (2,124)
     Add reclassification
        adjustments for losses
        included in net income                         --                 --               1,575                 --
                                             ------------       ------------        ------------       ------------
Comprehensive income                         $      3,310       $      3,537        $      8,948       $      5,478
                                             ============       ============        ============       ============

During the second quarter of 2002, the Company settled its interest rate swaps with the counterparties in conjunction with the payment of outstanding bank debt on April 23, 2002.

5. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.6 million and $0.4 million at September 30, 2002 and December 31, 2001, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $4.8 million and $4.3 million at September 30, 2002 and December 31, 2001, respectively.

6. SEVERANCE LIABILITY

At December 31, 2001, the Company had an outstanding severance liability of $0.3 million covering two employees. During the nine months ended September 30, 2002, the Company recorded costs of approximately $1.7 million related to a plan of termination and early retirement covering approximately 50 employees. At September 30, 2002, the Company had an outstanding severance liability of $0.5 million. The Company expects to pay the remaining severance liability, covering 12 employees, over the next nine months.

7. EMPLOYEE INCENTIVE COMPENSATION

During the second quarter of 2002, the Company recorded $1.1 million of compensation expense for a discretionary incentive bonus paid to certain executive employees.

Also during the second quarter of 2002, the Company implemented an incentive compensation plan for non-executive employees. Under the plan, the Company expects that it will pay incentive compensation of up to 7% of earnings before tax, net of the incentive compensation. For the quarter and nine months ended September 30, 2002, the Company recorded $0.3 million and $0.9 million of incentive compensation expense, respectively, that is payable in 2003.

8. PROPERTY AND EQUIPMENT

The Company used $118.1 million of proceeds from the issuance of the Notes to acquire aircraft that it had previously leased. The Company will depreciate the acquired aircraft over five to 15 years using a 30% residual value.

9. NOTES FEES AND EXPENSES

As a result of the issuance of the Notes, the Company incurred $5.8 million of fees and expenses. The Company has recorded these costs in other assets and will amortize the costs over the term of the Notes as an addition to interest expense.

10. RECEIVABLE FROM CLINTONDALE AVIATION, INC.

As a result of the Company's previous divestiture of its 50% equity interest and related assets of Clintondale Aviation, Inc. ("Clintondale"), the Company had a promissory note receivable of $0.5 million recorded at its estimated net realizable value. During May 2002, the Company entered into a final agreement and received a $1.2 million payment from Clintondale in August 2002, resulting in a settlement that was $0.7 million better than previously estimated, which was included in the results of operations (in "Other") during the second quarter of 2002.

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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                             SEPTEMBER 30, 2002
                                                   ----------------------------------------------------------------------
                                                      PARENT
                                                      COMPANY          GUARANTOR
                                                       ONLY           SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                                   ------------       ------------       ------------        ------------

                    ASSETS
Current Assets:
    Cash and cash equivalents                      $     24,968       $         15       $         --        $     24,983
    Accounts receivable - net of allowance               40,883              3,859                 --              44,742
    Inventory                                            36,129                 82                 --              36,211
    Other current assets                                  6,982                 27                 --               7,009
    Refundable income taxes                                  13                 --                 --                  13
                                                   ------------       ------------       ------------        ------------
       Total current assets                             108,975              3,983                 --             112,958

Property and equipment, net                             240,363              3,645                 --             244,008
Investment in subsidiaries and other                     24,910              9,226            (22,054)             12,082
                                                   ------------       ------------       ------------        ------------
           Total Assets                            $    374,248       $     16,854       $    (22,054)       $    369,048
                                                   ============       ============       ============        ============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities       $     38,387       $      3,581       $     (9,487)       $     32,481
    Accrued vacation payable                              5,041                256                 --               5,297
                                                   ------------       ------------       ------------        ------------
       Total current liabilities                         43,428              3,837             (9,487)             37,778

Long-term debt net of current maturities                200,000                 --                 --             200,000
Deferred income taxes and other long-term
  liabilities                                            28,373                270                180              28,823
Shareholders' Equity:
    Paid-in capital                                      15,494              4,402             (4,402)             15,494
    Retained earnings                                    86,953              8,345             (8,345)             86,953
                                                   ------------       ------------       ------------        ------------
       Total shareholders' equity                       102,447             12,747            (12,747)            102,447
                                                   ------------       ------------       ------------        ------------
             Total Liabilities and
               Shareholders' Equity                $    374,248       $     16,854       $    (22,054)       $    369,048
                                                   ============       ============       ============        ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                          DECEMBER 31, 2001
                                               -----------------------------------------------------------------------
                                                 PARENT
                                                 COMPANY            GUARANTOR
                                                  ONLY             SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                               ------------        ------------       ------------        ------------

               ASSETS
Current Assets:
    Cash and cash equivalents                  $      5,422        $         13       $         --        $      5,435
    Accounts receivable - net of
      allowance                                      42,844               4,166                 --              47,010
    Inventory                                        34,382                  --                 --              34,382
    Other current assets                              5,764                  35                 --               5,799
                                               ------------        ------------       ------------        ------------
       Total current assets                          88,412               4,214                 --              92,626

Property and equipment, net                         118,401               3,767                 --             122,168
Investment in subsidiaries and other                 16,138               4,635             (9,922)             10,851
                                               ------------        ------------       ------------        ------------
           Total Assets                        $    222,951        $     12,616       $     (9,922)       $    225,645
                                               ============        ============       ============        ============

              LIABILITIES AND
           SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued
       liabilities                             $     25,986        $      4,193       $     (1,932)       $     28,247
    Accrued vacation payable                          6,777                 243                 --               7,020
    Income taxes payable                              2,428                  --                 --               2,428
    Current maturities of long-term debt
      and capital lease obligations                   7,944                  --                 --               7,944
                                               ------------        ------------       ------------        ------------
       Total current liabilities                     43,135               4,436             (1,932)             45,639

Long-term debt and capital lease
  obligations, net of current maturities             58,672                  --                 --              58,672
Deferred income taxes and
  other long-term liabilities                        29,272                  --                190              29,462
Shareholders' Equity:
    Paid-in capital                                  13,853               4,403             (4,403)             13,853
    Accumulated other comprehensive
      income (loss)                                  (2,030)                 --                 --              (2,030)
    Retained earnings                                80,049               3,777             (3,777)             80,049
                                               ------------        ------------       ------------        ------------
       Total shareholders' equity                    91,872               8,180             (8,180)             91,872
                                               ------------        ------------       ------------        ------------
             Total Liabilities and
               Shareholders' Equity            $    222,951        $     12,616       $     (9,922)       $    225,645
                                               ============        ============       ============        ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                   PARENT
                                                   COMPANY          GUARANTOR
                                                    ONLY           SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                                ------------       ------------        ------------        ------------

                                                                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                                -----------------------------------------------------------------------

Operating revenues                              $     57,051        $     11,151        $         --        $     68,202
Management fees                                        1,524                  --              (1,524)                 --
Equity in net income of consolidated
  subsidiaries                                         2,558                  --              (2,558)                 --
Loss on dispositions of property and
  equipment                                              (29)                 --                  --                 (29)
Other                                                   (184)                343                  --                 159
                                                ------------        ------------        ------------        ------------
                                                      60,920              11,494              (4,082)             68,332
                                                ------------        ------------        ------------        ------------
Expenses:
     Direct expenses                                  48,418               5,365                  --              53,783
     Management fees                                      --               1,524              (1,524)                 --
     Selling, general, and administrative              3,604                 431                  --               4,035
     Interest expense                                  4,952                  43                  --               4,995
                                                ------------        ------------        ------------        ------------
                                                      56,974               7,363              (1,524)             62,813
                                                ------------        ------------        ------------        ------------

Earnings before income taxes                           3,946               4,131              (2,558)              5,519
Income taxes                                             636               1,573                  --               2,209
                                                ------------        ------------        ------------        ------------

Net earnings                                    $      3,310        $      2,558        $     (2,558)       $      3,310
                                                ============        ============        ============        ============

                                                                FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                                -----------------------------------------------------------------------

Operating revenues                              $     61,799       $     11,814        $         --        $     73,613
Management fees                                          593                 --                (593)                 --
Equity in net income of consolidated
  subsidiaries                                           165                 --                (165)                 --
Gain on dispositions of property and
  equipment                                              970                 --                  --                 970
Other                                                     56                 12                  --                  68
                                                ------------       ------------        ------------        ------------
                                                      63,583             11,826                (758)             74,651
                                                ------------       ------------        ------------        ------------
Expenses:
     Direct expenses                                  49,769             10,716                  --              60,485
     Management fees                                      --                593                (593)                 --
     Selling, general, and administrative              4,670                408                  --               5,078
     Interest expense                                  1,525                 11                  --               1,536
                                                ------------       ------------        ------------        ------------
                                                      55,964             11,728                (593)             67,099
                                                ------------       ------------        ------------        ------------

Earnings before income taxes                           7,619                 98                (165)              7,552
Income taxes                                           2,861                (67)                 --               2,794
                                                ------------       ------------        ------------        ------------

Net earnings                                    $      4,758       $        165        $       (165)       $      4,758
                                                ============       ============        ============        ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                    PARENT
                                                   COMPANY           GUARANTOR
                                                    ONLY           SUBSIDIARIES        ELIMINATIONS        CONSOLIDATED
                                                ------------       ------------        ------------        ------------

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                -----------------------------------------------------------------------

Operating revenues                              $    169,962       $     34,694        $         --        $    204,656
Management fees                                        4,355                 --              (4,355)                 --
Equity in net income of consolidated
   subsidiaries                                        4,554                 --              (4,554)                 --
Gain on dispositions of property and
  equipment                                              819                 --                  --                 819
Other                                                    910                341                  --               1,251
                                                ------------       ------------        ------------        ------------
                                                     180,600             35,035              (8,909)            206,726
                                                ------------       ------------        ------------        ------------
Expenses:
     Direct expenses                                 147,079             21,764                  --             168,843
     Management fees                                      --              4,355              (4,355)                 --
     Selling, general, and administrative             12,667              1,400                  --              14,067
     Interest expense                                 12,228                 58                  --              12,286
                                                ------------       ------------        ------------        ------------
                                                     171,974             27,577              (4,355)            195,196
                                                ------------       ------------        ------------        ------------

Earnings before income taxes                           8,626              7,458              (4,554)             11,530
Income taxes                                           1,708              2,904                  --               4,612
                                                ------------       ------------        ------------        ------------

Net earnings                                    $      6,918       $      4,554        $     (4,554)       $      6,918
                                                ============       ============        ============        ============

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                -----------------------------------------------------------------------

Operating revenues                              $    171,287       $     34,119        $         --        $    205,406
Management fees                                        4,466                 --              (4,466)                 --
Equity in net income of consolidated
  subsidiaries                                         1,186                 --              (1,186)                 --
Gain on dispositions of property and
  equipment                                            3,275                 --                  --               3,275
Other                                                    458                 39                  --                 497
                                                ------------       ------------        ------------        ------------
                                                     180,672             34,158              (5,652)            209,178
                                                ------------       ------------        ------------        ------------
Expenses:
     Direct expenses                                 151,697             26,394                  --             178,091
     Management fees                                      --              4,466              (4,466)                 --
     Selling, general, and administrative             12,987              1,185                  --              14,172
     Interest expense                                  4,677                231                  --               4,908
                                                ------------       ------------        ------------        ------------
                                                     169,361             32,276              (4,466)            197,171
                                                ------------       ------------        ------------        ------------

Earnings before income taxes                          11,311              1,882              (1,186)             12,007
Income taxes                                           3,747                696                  --               4,443
                                                ------------       ------------        ------------        ------------

Net earnings                                    $      7,564       $      1,186        $     (1,186)       $      7,564
                                                ============       ============        ============        ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                        PARENT
                                                        COMPANY           GUARANTOR
                                                         ONLY            SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                                     ------------        ------------        ------------       ------------

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     -----------------------------------------------------------------------

Net cash provided by operating activities            $     31,766        $        106        $         --       $     31,872

Cash flows from investing activities:
    Proceeds from notes receivable                          1,629                  --                  --              1,629
    Purchase of property and equipment                    (26,173)               (104)                 --            (26,277)
    Purchase of aircraft previously leased               (118,076)                 --                  --           (118,076)
    Proceeds from asset dispositions                        3,226                  --                  --              3,226
                                                     ------------        ------------        ------------       ------------
    Net cash used in investing activities                (139,394)               (104)                 --           (139,498)
                                                     ------------        ------------        ------------       ------------

Cash flows from financing activities:
    Proceeds from long-term debt, net                     194,165                  --                  --            194,165
    Payments on long-term debt                             (5,845)                 --                  --             (5,845)
    Payment of long-term debt with bond
      proceeds                                            (60,771)                 --                  --            (60,771)
    Payment of interest rate swap settlement               (1,575)                 --                  --             (1,575)
    Proceeds from exercise of stock options                 1,200                  --                  --              1,200
                                                     ------------        ------------        ------------       ------------
    Net cash provided by financing activities             127,174                  --                  --            127,174
                                                     ------------        ------------        ------------       ------------

Increase in cash and cash equivalents                      19,546                   2                  --             19,548
Cash and cash equivalents, beginning of year                5,422                  13                  --              5,435
                                                     ------------        ------------        ------------       ------------
Cash and cash equivalents, end of year               $     24,968        $         15        $         --       $     24,983
                                                     ============        ============        ============       ============

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                     -----------------------------------------------------------------------

Net cash provided by operating activities            $     11,612        $        504        $         --       $     12,116

Cash flows from investing activities:
    Proceeds from notes receivable                            200                  --                  --                200
    Purchase of property and equipment                    (18,506)                (11)                 --            (18,517)
    Proceeds from asset dispositions                       16,675                  --                  --             16,675
                                                     ------------        ------------        ------------       ------------
    Net cash used in investing activities                  (1,631)                (11)                 --             (1,642)
                                                     ------------        ------------        ------------       ------------

Cash flows from financing activities:
    Proceeds from long-term debt                            2,500                  --                  --              2,500
    Payments on long-term debt                             (8,039)               (500)                 --             (8,539)
    Proceeds from exercise of stock options                   693                  --                  --                693
                                                     ------------        ------------        ------------       ------------
    Net cash used in financing activities                  (4,846)               (500)                 --             (5,346)
                                                     ------------        ------------        ------------       ------------

Increase (decrease) in cash and cash
  equivalents                                               5,135                  (7)                 --              5,128
Cash and cash equivalents, beginning of year                  844                  19                  --                863
                                                     ------------        ------------        ------------       ------------
Cash and cash equivalents, end of year               $      5,979        $         12        $         --       $      5,991
                                                     ============        ============        ============       ============

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

                                    OVERVIEW

Operating revenues decreased $5.4 million for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, primarily as a result of a decrease in flight hour activity in the Gulf of Mexico due to a decline in oil and gas activity ($3.6 million), and a $2.2 million decline in Technical Services segment's revenue resulting from a change in focus to limit its maintenance services primarily to certain military aircraft, flight operations customers, and original equipment manufacturers. Additionally, revenues in the Aeromedical segment increased for the quarter ($0.5 million) due to rate increases implemented by the Company, offset to an extent by the termination of certain Aeromedical contracts as a result of those rate increases. Both the number of aircraft and flight hours declined in the Aeromedical segment.

Operating revenues for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, decreased $0.7 million due to a decrease in flight hour activity in the Gulf of Mexico ($3.7 million) resulting from a decline in oil and gas activity. The decrease was partially offset by an increase in Technical Services revenues ($1.7 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft in the first half of this year, which had commenced in the first quarter of 2001. There was also an increase in operating revenues in the Aeromedical segment for the nine months ($1.1 million) due to rate increases implemented by the Company, offset to an extent by the termination of certain Aeromedical contracts as a result of those rate increases.

Flight hours declined in all flight segments during both the quarter and nine-month periods, primarily due to decreased activity in the Gulf of Mexico and termination of certain contracts in the Aeromedical segment as a result of proposed rate increases on those contracts. The effect of the decline on revenues was offset to a large extent by rate increases.

Direct expenses plus selling, general, and administrative expense decreased in total for the quarter and nine months. Technical Services costs decreased for the quarter ($2.2 million) and increased for the nine months ($1.4 million) due to costs related to a project for the refurbishment and upgrade of a customer's aircraft completed in the first half of 2002. Employee compensation costs decreased for the quarter ($0.6 million) and increased year to date ($1.6 million) due to severance costs ($1.7 million) and a management bonus ($1.1 million) offset in part by a reduction in headcount. No significant severance costs or bonuses were recorded in the same period of 2001. Depreciation expense increased for the quarter and nine months ($2.4 million and $3.4 million, respectively) due to the purchase of leased aircraft described below. There were decreases in maintenance costs ($0.5 million for the quarter and $3.6 million for the nine months), fuel costs ($0.7 million for the quarter and $2.1 million for the nine months), helicopter rent ($4.2 million for the quarter and $7.1 million for the nine months), and insurance costs due in part to a decrease in the number of aircraft the Company operates ($1.2 million for the quarter and $1.7 million for the nine months). There was also a provision recorded in the prior year quarter ($0.6 million) related to the Clintondale joint venture.

Interest expense increased $3.5 million for the quarter and $7.4 million for the nine months due to interest on the Notes issuance described below, and $1.9 million of costs incurred in the second quarter related to the retirement of the Company's bank debt and liquidation of the Company's interest rate swap agreements ("Swaps") in the second quarter, which were charged to interest expense.

On April 23, 2002, the Company issued $200 million in 9 3/8% Notes due May 1, 2009. The proceeds from the offering were used to retire $62.3 million of existing bank debt and the Swaps, and to acquire 101 aircraft for $118.1 million, that the Company previously leased. Also on April 23, 2002, the Company entered into a new $50 million revolving credit facility with a commercial bank. As of September 30, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

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

                              OPERATIONS STATISTICS

The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2002 and 2001:



                                   QUARTER ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------       -------------------------------
                                    2002               2001               2002               2001
                                ------------       ------------       ------------       ------------
FLIGHT HOURS:
     Domestic Oil and Gas             36,010             37,226            101,654            113,497
     International                     4,339              4,853             13,472             15,832
     Aeromedical                       3,590              5,765             12,952             16,863
     Other                                37                722                153                897
                                ------------       ------------       ------------       ------------
                  Total               43,976             48,566            128,231            147,089
                                ============       ============       ============       ============


                                                 SEPTEMBER 30,
                                       -------------------------------
                                           2002               2001
                                       ------------       ------------
AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas                       186                191
     International                               18                 18
     Aeromedical                                 27                 40
                                       ------------       ------------
                  Total                         231                249
                                       ============       ============

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2001

COMBINED OPERATIONS

REVENUES -- Operating revenues were $68.2 million for the quarter ended September 30, 2002, as compared to $73.6 million for the quarter ended September 30, 2001, a decrease of $5.4 million. This decrease was primarily the result of a decline in flight hours in the Gulf of Mexico ($3.6 million) caused by a decline in oil and gas activity. Combined flight hours for the quarter ended September 30, 2002 were 43,976, as compared to 48,566 for the quarter ended September 30, 2001, a decrease of 4,590 flight hours, or 9.5%. Additionally, Technical Services revenues decreased $2.2 million due to that segment's change in strategic focus to limit maintenance services primarily to certain military aircraft, flight operations customers, and original equipment manufacturers. Operating revenues in the Aeromedical segment increased for the quarter ($0.5 million) due to rate increases implemented by the Company, offset to an extent by the termination of certain Aeromedical contracts as a result of those rate increases. Both the number of aircraft and flight hours declined in the Aeromedical segment. Additionally there was a decrease in operating revenues in the International segment ($0.2 million).

OTHER INCOME AND LOSSES -- Gain (loss) on equipment dispositions decreased $1.0 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. The decrease was due to a decrease in the sale of aircraft as compared to the prior period.

DIRECT EXPENSES -- Direct expenses for the quarter ended September 30, 2002 were $53.8 million, compared to $60.5 million for the same period in the prior year. The decrease in direct expenses was the result of decreased maintenance and fuel costs due to the decline in activity ($0.5 million and $0.7 million respectively), decreased helicopter rent as a result of the purchase of leased aircraft ($4.2 million), decreased insurance costs due in part to a decrease in the number of aircraft the Company operates ($1.2 million), decreased employee compensation cost due to a reduction in headcount in the first quarter of 2002 ($0.3 million), and decreased Technical Services costs due to a reduction in activity resulting from a change in the strategic focus of that segment's operations as previously described ($2.2 million). These decreases were partially offset by an increase in depreciation expense of $2.4 million as a result of the purchase of leased aircraft.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES -- Selling, general, and administrative expenses for the quarter ended September 30, 2002, were $4.0 million, as compared to $5.1 million for the quarter ended September 30, 2001. The decrease is due to a reduction in employee compensation cost ($0.3 million) resulting from a reduction in headcount in the first quarter 2002, a decrease in legal costs ($0.2 million), and a provision recorded in the quarter ended September 30, 2001 related to the Clintondale joint venture ($0.6 million).

INTEREST EXPENSE -- Interest expense for the quarter ended September 30, 2002 increased to $5.0 million from $1.5 million in the same period of 2001. The increase in interest expense is related to the Notes sold on April 23, 2002. As a result of the issuance of Notes and related debt repayment, the Company expects interest expense to increase by approximately $3.4 million per quarter as compared to interest expense for the quarter ended March 31, 2002.

INCOME TAXES -- Income tax expense for the quarter ended September 30, 2002 was $2.2 million, compared to $2.8 million for the quarter ended September 30, 2001. The effective tax-rate was 40% for the quarter ended September 30, 2002, and 37% for the quarter ended September 30, 2001. The increase in the effective tax rate is primarily due to increased permanent book and tax differences, and higher state taxes for the Company's Arizona operations.

EARNINGS -- The Company's net earnings for the quarter were $3.3 million, compared to $4.8 million in the same period in the prior year. Earnings before tax for the quarter were $5.5 million compared to $7.6 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.61 as compared to $0.90 per diluted share for the same quarter prior year. Although there was a decline in flight hour activity, the principal reason for the earnings decline was the increase in interest expense, described above.

SEGMENT DISCUSSION

Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

Domestic Oil and Gas -- Domestic Oil & Gas segment revenues were $47.6 million for the quarter ended September 30, 2002, compared to $51.2 million for the quarter ended September 30, 2001, a decrease of $3.6 million. There was a decrease in flight activity offset in part by an increase in rates to customers implemented in 2001. The decrease in flight activity was the result of reduced oil and gas activity in the Gulf of Mexico, as indicated by a decrease in flight hours of 1,216 hours for the quarter. The number of aircraft in the segment was 186 at September 30, 2002 as compared to 191 at September 30, 2001.

Direct expenses were unchanged in total for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Human resource cost increased $1.1 million in the segment due to the increase in compensation of pilots and mechanics in the second quarter 2002, offset in part by a reduction in headcount implemented in the first quarter of 2002. Maintenance costs also increased in the quarter $1.0 million due to increased parts usage in the quarter, and depreciation expense increased $2.2 million due to the purchase of leased aircraft. The above amounts were offset by a decrease in insurance due in part to a decrease in the number of aircraft the Company operates ($0.9 million), a decrease in fuel due to a decrease in activity ($0.5 million), a decrease in aircraft rent due to the purchase of the leased aircraft ($3.1 million), and a net increase in other items ($0.2 million).

The Domestic Oil & Gas segment operating income decreased $3.6 million due to the decrease in operating revenues ($3.6 million). Operating margin of 17.0% for the third quarter compares to 22.9% for the same quarter in the prior year.

International -- International segment revenues were $4.9 million for the quarter ended September 30, 2002, compared to $5.1 million for the quarter ended September 30, 2001. The decrease was due to reduced demand and flight activity in West Africa, offset in part by rate increases recently implemented by the Company. The number of aircraft in the segment was 18 at September 30, 2002 and 2001. Flight hours were 4,339 for the quarter ended September 30, 2002 as compared to 4,853 for the quarter ended September 30, 2001.

Direct expenses decreased for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 due to a decrease in maintenance costs caused primarily by a decrease in flight hour activity ($0.4 million) and a decrease in other items, net ($0.1 million).

The International segment had $0.5 million operating income for the quarter, compared to $0.2 million operating income for the same period in 2001. Operating margin of 10.0% for the quarter 2002 compares to 3.2% for the same quarter in the prior year. The improvement in operating income and operating margin was due to an increase in customer rates.

In October 2002, the Company exited an operation in Taiwan that included one aircraft.

Aeromedical -- Aeromedical segment revenues were $12.3 million for the quarter ended September 30, 2002, compared to $11.8 million for the quarter ended September 30, 2001, an increase of $0.5 million. The increase was due to customer rate increases implemented by the Company. This was offset to a significant extent by a decrease in activity due to a decrease in aircraft and flight hours caused by the termination of certain Aeromedical contracts as a result of proposed rate increases on those contracts.

Direct expenses decreased in the Aeromedical segment for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, due to the termination of certain Aeromedical contracts as discussed above. Human resource cost decreased $1.7 million, maintenance costs decreased $1.1 million, fuel decreased $0.2 million, aircraft rent decreased $0.6 million, and other items, net, decreased $0.5 million.

The Aeromedical segment operating income was $4.2 million for the quarter, compared to an operating loss of $0.4 million for the same period in 2001. Operating margin was 34.6% for the quarter and compares to (3.2)% for the same quarter in 2001. The increase in operating income and operating margin is attributable to an increase in customer rates on retained Aeromedical contracts, and also due to a reduction in direct expense as a result of reduced aircraft and flight hours caused by the termination of certain Aeromedical contracts as mentioned above. The number of aircraft in the segment at September 30, 2002 was 27 compared to 40 at September 30, 2001, a reduction of 13 aircraft. Flight hours for the quarter ended September 30, 2002 were 3,590 compared to 5,765 for the quarter ended September 30, 2001, a reduction of 2,175 flight hours.

Technical Services -- Technical Services segment revenues for the quarter ended September 30, 2002 were $3.4 million compared to $5.6 million in the prior year, a decrease of $2.2 million. The decrease in Technical Services revenues is related to that segment's change in focus to limit maintenance services primarily to certain military aircraft, flight operations customers, and original equipment manufacturers.

There was a decrease in direct expense of $2.2 million in the Technical Services segment due to the decrease in activity in the quarter. The decrease was due to the reduction in materials and labor associated with the decrease in activity.

The Technical Services segment had operating income of $0.8 million for the quarter ended September 30, 2002, compared to $0.9 million for the quarter ended September 30, 2001. The operating margin was 24.9% in the quarter, compared to 15.8% in the same quarter of the prior year.


                      NINE MONTHS ENDED SEPTEMBER 30, 2002
               COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

COMBINED OPERATIONS

REVENUES -- Operating revenues for the nine months ended September 30, 2002 were $204.7 million, compared to $205.4 million for the nine months ended September 30, 2001, a decrease of $0.7 million. The decrease in operating revenues was due to a decrease in flight activity in the Domestic Oil and Gas segment ($3.7 million) resulting from decreased oil and gas activity in the Gulf of Mexico. Combined flight hours for the nine months ended September 30, 2002 were 128,231, as compared to 147,089 for the nine months ended September 30, 2001, a decrease of 18,858 flight hours, or 12.8%. In addition, for the nine months ended September 30, 2002, revenues from the Technical Services segment increased $1.7 million as a result of a maintenance contract for the upgrade and refurbishment of two aircraft for a customer, which was completed in the first half of 2002. There was also an increase in operating revenues in the Aeromedical segment for the nine months ($1.1 million) due to rate increases implemented by the Company, offset to an extent by the termination of certain Aeromedical contracts as a result of those rate increases.

The number of aircraft at September 30, 2002 was 231 as compared to 249 at September 30, 2001.

OTHER INCOME AND LOSSES -- Gain (loss) on disposition of property and equipment. Gain (loss) on equipment dispositions was $0.8 million for the nine months ended September 30, 2002, compared to $3.3 million for the nine months ended September 20, 2001, as fewer aircraft were sold in 2002.

Other. Other, which represents interest income and other gains and losses, increased by $0.8 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The Company recorded $0.7 million for a favorable settlement of a note receivable from Clintondale in the second quarter of 2002.

DIRECT EXPENSES -- Direct expenses for the nine months ended September 30, 2002 were $168.8 million, compared to $178.1 million for the comparable period in 2001. The decrease in direct expenses was the result of decreases in helicopter rent ($7.1 million) as a result of the purchase of leased aircraft, insurance costs ($1.7 million) due in part to a decrease in the number of aircraft the Company operates, maintenance costs ($3.6 million) due to the decline in activity, and fuel costs ($2.1 million) also due to decreased activity. In addition, there was a decrease in recurring compensation cost ($1.5 million) due to the decrease in head count. The above amounts were offset in part by increases in Technical Services costs ($1.4 million) due to the contract described above, severance charges ($1.4 million), management bonuses ($0.3 million), and depreciation expense included in direct expenses ($3.4 million) due to the purchase of leased aircraft. There was also an increase in other items, net, of $0.2 million.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES -- Selling, general, and administrative expenses for the nine months ended September 30, 2002 were $14.1 million, compared to $14.2 million for the nine months September 30, 2001, a decrease of $0.1 million. Selling, general, and administrative expense for 2002 includes $0.3 million of severance charges and $0.8 million related to management bonuses. Legal costs for the nine months ended September 30, 2002 decreased by $0.7 million, and other items, net, decreased $0.5 million.

INTEREST EXPENSE -- Interest expense for the nine months ended September 30, 2002 was $12.3 million, as compared to $4.9 million for the nine months ended September 30, 2001. Included in interest expense is $1.9 million related to liquidating the Swaps and retirement of bank debt in the second quarter of 2002. The remaining increase in interest expense is related to the Notes issued on April 23, 2002.

As a result of the $200 million issuance of Notes and related debt repayment on April 23, 2002, the Company expects interest expense to increase by approximately $3.4 million per quarter, as compared to interest expense for the quarter ended March 31, 2002.

INCOME TAXES -- Income tax expense for the nine months ended September 30, 2002 was $4.6 million, compared to $4.4 million for the nine months ended September 30, 2001. The effective tax rate for the nine months ended September 30, 2002 was 40%, as compared to 37% for the nine months ended September 30, 2001. The increase in the effective tax rate is primarily due to increased permanent book and tax differences, and higher state taxes for the Company's Arizona operations.

EARNINGS -- The Company's net earnings for the nine months ended September 30, 2002 was $6.9 million, compared to net earnings of $7.6 million for the nine months ended September 30, 2001. Earnings before tax for the nine months ended September 30, 2002 was $11.5 million, compared to earnings before tax of $12.0 million for the same period in the prior year. Earnings per diluted share for the nine months ended September 30, 2002 was $1.27 as compared to earnings per diluted share of $1.43 for the nine months ended September 30, 2001. Earnings before tax for the nine months ended September 30, 2002 were impacted by the decline in revenues and increased interest costs described above, and by $1.7 million of severance costs. Flight hours were down 11,843 in the Domestic Oil and Gas segment for the nine months due largely to a decrease in oil and gas activity in the Gulf of Mexico.

SEGMENT DISCUSSION

Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operation results.

Domestic Oil and Gas -- Domestic Oil & Gas segment revenues were $133.7 million for the nine months ended September 30, 2002, compared to $137.4 million for the nine months ended September 30, 2001. A net decrease in revenue of $3.7 million due to a reduction in flight hours of 11,843 was offset in part by customer rate increases implemented in 2001. The decrease in flight activity was due to a decline in oil and gas activity in the Gulf of Mexico. The number of aircraft in the segment was 186 at September 30, 2002 as compared to 191 at September 30, 2001.

There was a decrease in direct expenses as of $2.7 million. Decreased maintenance costs ($1.4 million) and fuel costs ($1.7 million) due to the decline in activity, a decrease in insurance costs ($1.3 million) due to a decrease in the number of aircraft the Company operates, and a decrease in helicopter rent ($5.0 million) were offset by increases in employee compensation costs ($1.3 million) due primarily to compensation increases for pilots and mechanics, severance costs ($1.0 million), management bonuses ($0.3 million), depreciation expense ($3.4 million) as a result of the purchase of leased aircraft, and other items of $0.7 million. The net increase in employee compensation was offset in part by a reduction in headcount.

Domestic Oil & Gas segment operating income was $20.3 million for the nine months ended September 30, 2002, compared to $21.3 million for the nine months ended September 30, 2001. The operating margin for the nine months ended September 30, 2002 was 15.2%, compared to 15.5% for the nine months ended September 30, 2001. The decrease in operating income and operating margin was due to a decrease in flight hour activity resulting in a $3.7 million net reduction in revenue, offset by a decline in direct expenses of $2.7 million described above.

International -- International segment revenues were $16.4 million for the nine months ended September 30, 2002, compared to $16.2 million for the nine months ended September 30, 2001, an increase of $0.2 million. The increase in revenues was due to rate increases recently implemented by the Company. This was partially offset by a 2,360 decline in flight hour activity caused by reduced demand in West Africa. The number of aircraft in the International segment was 18 at September 30, 2002 and 2001.

Direct expenses decreased for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, due to a decrease in maintenance costs ($0.7 million) and fuel costs ($0.1 million), both due primarily to a decrease in flight hour activity, and a reduction in aircraft rent ($1.0 million) due to the purchase of leased aircraft.

International segment operating income was $1.8 million for the nine months ended September 30, 2002, compared to a loss of $0.1 million for the nine months ended September 30, 2001. Operating margin of 11.1% for the nine months ended September 30, 2002, compares to less than (1.0)% for the nine months ended September 30, 2001. The improvement in operating income and operating margin was due to rate increases implemented by the Company, and decreased maintenance and fuel costs resulting from the decline in flight activity.

In October 2002, the Company exited an operation in Taiwan that included one aircraft.

Aeromedical -- Aeromedical segment revenues were $36.5 million for the nine months ended September 30, 2002, compared to $35.4 million for the same period in the prior year, an increase of $1.1 million. The increase in operating revenues for the Aeromedical segment is attributable to customer rate increases. Those rate increases were offset in part by a decrease in operating revenue due to a reduction of 3,911 flight hours caused by the termination of certain Aeromedical contracts as a reaction to proposed rate increases. The number of aircraft in the segment was 27 at September 30, 2002, as compared to 40 at September 30, 2001, a reduction of 13 aircraft.

Direct expenses decreased in the Aeromedical segment for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, due to the termination of certain Aeromedical contracts as discussed above. Human resource cost decreased $2.5 million, maintenance costs decreased $1.5 million, fuel decreased $0.3 million, aircraft rent decreased $1.1 million and other items, net, decreased $0.3 million.

Aeromedical segment operating income was $8.3 million for the nine months ended September 30, 2002, compared to $1.2 million for the nine months ended September 30, 2001. The operating margin for the nine months ended September 30, 2002 was 22.6%, compared to 3.3% for the nine months ended September 30, 2001. The increase in operating income and operating margin is attributable to an increase in customer rates on remaining Aeromedical contracts, and also a reduction in direct expense as a result of reduced aircraft and flight hours caused by the termination of certain Aeromedical contracts as mentioned above.

Technical Services -- The Technical Services segment operating revenues for the nine months ended September 30, 2002 were $18.1 million, compared to $16.4 million in the comparable period in the prior year, an increase of $1.7 million. The increase in Technical Services revenues was related to revenue from a contract for the refurbishment and upgrade of two aircraft completed in the first half of 2002.

There was an increase in direct expense of $1.4 million in the Technical Services segment due to the increase in activity in the first half of 2002. The increase was due to the contract previously mentioned.

The Technical Services segment had operating income of $2.9 million for the nine months ended September 30, 2002, compared to $2.6 million for the nine months ended September 30, 2001. The operating margin was 16.1% in the nine months ended September 30, 2002, compared to 16.0% for the nine months ended September 30, 2001. The increase in operating income is due to the increase in activity.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position on September 30, 2002 was $25.0 million, compared to $5.4 million at December 31, 2001. Working capital was $75.2 million at September 30, 2002, as compared to $47.0 million at December 31, 2001, an increase of $28.2 million. An increase in cash of $19.6 million, primarily the remaining proceeds of the Notes issuance, and a decrease in current maturities of long-term debt of $7.9 million as bank debt was repaid with the proceeds of long-term Notes accounts for the increase in working capital. Net cash provided by operating activities funded capital expenditure requirements of $26.3 million in 2002. Notes issuance costs of $5.8 million were funded with proceeds from the sale of the Notes.

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

Proceeds from the Notes, net of $5.8 million of fees and expenses, were used to retire the Company's $16.3 million term credit facility and $44.5 million revolving credit facility, and to terminate the related Swaps for $1.6 million. The Company also purchased 101 aircraft, which were previously leased, for $118.1 million.

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility. As of September 30, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

Capital expenditures totaled $26.3 million for the nine months ended September 30, 2002 as compared to $18.5 million for the nine months ended September 30, 2001. Capital expenditures primarily include amounts for the refurbishment of certain aircraft and the upgrade of capability of certain aircraft. As discussed above, the Company also purchased $118.1 million of aircraft it previously leased. At September 30, 2002, the Company had commitments of $10.5 million for the upgrade of certain aircraft and the purchase of other equipment. The upgrade is to be performed in 2002 and 2003.

On November 1, 2002, the Company paid interest amounts due on the Notes of $9.8 million.

The effect of the purchases of the leased aircraft will be to improve cash flow by the reduced lease payments, less the increased interest expense from the issuance of the Notes. The Company believes that cash flow from operations will be sufficient to fund required interest payments on the Notes and capital expenditures for the next twelve months.

                              ENVIRONMENTAL MATTERS

As of September 30, 2002, the Company has an aggregate estimated liability of $1.8 million for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the site, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

                          NEW ACCOUNTING PRONOUNCEMENTS

On September 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company had implemented SFAS No. 142 on January 1, 2002. The implementation had no material impact on the Company's consolidated financial position or results of operation.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect any of the provisions of SFAS No. 145 will have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for fiscal periods after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with restructurings, discontinued operations, plant closings, or other exit or disposal activities, when incurred rather than at the date a plan is committed to. The Company will implement the provisions of this statement on a prospective basis for exit or disposal activities that are initiated after December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

    10.3 Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q for the quarterly period ended June 30, 2002).

    99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

    99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b) Reports on Form 8-K

    No reports were filed on Form 8-K during the quarter ended
    September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Petroleum Helicopters, Inc.



November 14, 2002                  By: /s/ Lance F. Bospflug
                                       ----------------------------------------
                                   Lance F. Bospflug
                                   President and Chief Executive Officer




November 14, 2002                  By: /s/ Michael J. McCann
                                       ----------------------------------------
                                   Michael J. McCann
                                   Chief Financial Officer and Treasurer

                                 CERTIFICATIONS

I, Lance F. Bospflug, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Petroleum Helicopters, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Lance F. Bospflug
    ----------------------------------------
Lance F. Bospflug
President & Chief Executive Officer

I, Michael J. McCann, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Petroleum Helicopters, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Michael J. McCann
    ----------------------------------------
Michael J. McCann
Chief Financial Officer and Treasurer

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

      10.3 Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc.,
                  Evangeline Airmotive, Inc., and International Helicopter
                  Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q for the quarterly period ended June 30, 2002).

      99.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      99.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 by Michael J. McCann, Chief Financial Officer.