Form 10-K
period 2002-12-31
PETROLEUM HELICOPTERS INC
filed 2003-03-31
CIK 350403

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM . . . . . . . TO . . . . . .

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2002 was $119,777,821 based upon the last sales price of the Common Stock on June 28, 2002, as reported on the Nasdaq SmallCap Market.

         The number of shares outstanding of each of the registrant's classes of common stock, as of February 21, 2003 was:

          Voting Common Stock..................................2,851,866 shares.
          Non-Voting Common Stock..............................2,525,722 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Information Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-K

                                     PART I

Item 1.   Business......................................................................1
Item 2.   Properties....................................................................7
Item 3.   Legal Proceedings.............................................................8
Item 4.   Submission of Matters to a Vote of Security Holders...........................9
Item 4.A. Executive Officers of the Registrant..........................................9

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters..........................................................10
Item 6.   Selected Financial Data......................................................11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................................12
Item 7.A. Quantitative and Qualitative Disclosures about Market Risk...................21
Item 8.   Financial Statements and Supplementary Data..................................22
             Petroleum Helicopters, Inc. and Consolidated Subsidiaries:
                Independent Auditors' Reports..........................................22
                Consolidated Balance Sheets
                   - December 31, 2002 and December 31, 2001...........................23
                Consolidated Statements of Operations
                   - Year ended December 31, 2002, Year ended December 31, 2001, and
                          Year ended December 31, 2000.................................24
                Consolidated Statements of Shareholders' Equity
                   - Year ended December 31, 2002, Year ended December 31, 2001, and
                          Year ended December 31, 2000.................................25
                Consolidated Statements of Comprehensive Income (Loss)
                   - Year ended December 31, 2002, Year ended December 31, 2001, and
                          Year ended December 31, 2000.................................25
                Consolidated Statements of Cash Flows
                   - Year ended December 31, 2002, Year ended December 31, 2001, and
                          Year ended December 31, 2000.................................26
                Notes to Consolidated Financial Statements.............................27
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................................50

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant...........................51
Item 11.  Executive Compensation.......................................................51
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............51
Item 13.  Certain Relationships and Related Transactions...............................51
Item 14.  Controls and Procedures......................................................51

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............51
          Signatures...................................................................54
          Certifications...............................................................55

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

ITEM 1. BUSINESS

GENERAL

PHI, a Louisiana corporation, was incorporated in 1949. Since its inception, the Company's primary business has been and continues to be the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. The Company is a leading provider of helicopter transportation services in the Gulf of Mexico. PHI also provides helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and US governmental agencies such as the National Science Foundation. The Company also provides helicopter maintenance and repair services to certain customers. At December 31, 2002, the Company owned or operated approximately 236 aircraft domestically and internationally.

On April 23, 2002, the Company issued $200 million in 9 3/8% Senior Unsecured Notes ("Notes") due May 1, 2009. The proceeds from the offering were used to retire $62.3 million of existing bank debt ("Terminated Loan Agreement") and Interest Rate Swaps ("Swaps"), which were contracts to fix the interest rate on the Company's bank debt, and to acquire 101 aircraft for $118.1 million, that the Company previously leased. Although the Company expects that these actions will reduce earnings before income taxes by approximately $4.8 million per year, management believes that the changes will improve overall liquidity over the next several years, which will allow the Company to pursue earnings growth opportunities, by increasing cash from operations by approximately $5.9 million in 2002 and an expected increase of $10.8 million in 2003, including incremental tax effects. In later years, this amount reduces due to the effects of lower tax depreciation. Additionally, until 2009 when the Notes become due, the Company will be able to retain cash that would have otherwise been needed for bank debt principal payments.

DESCRIPTION OF OPERATIONS

PHI operates in four business segments: Domestic Oil and Gas, International, Aeromedical, and Technical Services. For financial information regarding the Company's operating segments and the geographic areas in which they operate, see
Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

DOMESTIC OIL AND GAS. PHI operates approximately 190 owned, leased, and customer-owned aircraft related to its Domestic Oil and Gas operations from several bases or heliports in the Gulf of Mexico region and one base in California. The operations in the Gulf of Mexico service customers located offshore Louisiana, Texas, Alabama, and Mississippi.

Operating revenues from the Domestic Oil and Gas segment accounted for 67%, 68%, and 65% of consolidated operating revenues during the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively.

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

INTERNATIONAL. PHI provides helicopter services in Angola, Antarctica, and the Democratic Republic of Congo. The Company operates approximately 20 aircraft internationally. Each aircraft operating internationally is typically dedicated to one customer. The Company's international customers are mostly oil and gas customers, including national oil companies and US corporations operating internationally. Operating revenues from the Company's International segment accounted for 8% of consolidated operating revenues during the years ended December 31, 2002 and December 31, 2001, and 9% during the year ended December 31, 2000.

AEROMEDICAL. The Company, both directly and through its subsidiary, Air Evac Services, Inc. ("Air Evac"), provides air medical transportation services for hospitals and medical programs in 9 states using approximately 26 aircraft. The aircraft dedicated to this segment are specially outfitted to accommodate emergency patients and emergency medical equipment. In Arizona, Air Evac operates 10 of the 26 dedicated aeromedical aircraft and offers its services to many hospitals and medical programs. Each of the other aircraft operated by the Aeromedical segment are typically dedicated to one hospital or medical program. The Aeromedical segment's operating revenues accounted for 17%, 17%, and 19% of consolidated operating revenues during the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively.

TECHNICAL SERVICES. PHI performs maintenance and repair services at its Lafayette facility pursuant to an FAA repair station license, primarily for its existing customers. The license includes authority to repair airframes, powerplants, accessories, radios, and instruments and to perform specialized services. Commencing in late 2001, the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to any third party customer, to only those customers that are currently serviced by the Company's helicopter operations. The Company implemented this change to allow the Technical Services segment to focus on the Company's aircraft and components. The Company will continue to fulfill its obligation to provide maintenance to certain military aircraft.

Operating revenues from the Technical Services segment accounted for 8% of consolidated operating revenues during each of the years ended December 31, 2002 and December 31, 2001, and 7% for the year ended December 31, 2000.

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

CUSTOMERS

The Company's principal customers are major integrated energy companies and independent exploration and production companies. The Company also serves oil and gas service companies, hospitals and medical programs, government agencies, and other aircraft owners and operators. The Company's largest customer, Shell Oil Company and its affiliates, accounted for 17%, 14%, and 10% of operating revenues for the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively. The Company has entered into contracts with most of its customers with terms of at least one year, although most include provisions allowing for earlier termination.

GOVERNMENT REGULATION

PHI is regulated by a number of different federal and state agencies. All of PHI's flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to the workplace health and safety of PHI's employees are created and monitored through the federal Occupational Safety and Health Act ("OSHA"). There are a number of statutes and regulations that govern offshore operations. Also, PHI is subject to various federal and state environmental statutes that are discussed separately in the "Environmental Matters" section below.

The FAA has authority to exercise jurisdiction over many aspects of the Company's business, including personnel, aircraft, and ground facilities. The Company requires an Air Taxi Certificate, granted by the FAA, to transport personnel and property in its helicopters. This certificate contains operating specifications that allow the Company to conduct its present operations, but this certificate is potentially subject to amendment, suspension, and revocation in accordance with procedures set forth in the Federal Aviation Act. The Company is not required to file tariffs showing rates, fares, and other charges with the FAA. The FAA is responsible for ensuring that PHI complies with all FAA regulations relating to the operation of its aviation business. It conducts regular inspections regarding the safety, training and general regulatory compliance of PHI's US aviation operations. Additionally, the FAA requires the Company to file reports confirming its continued compliance.

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

The Company is subject to OSHA and similar state statutes. The Company has an extensive health, safety and environmental program. The primary functions of the safety staff are to develop and improve company policies that meet or exceed the safety standards set by OSHA, train company personnel, and make inspections of safety procedures to ensure their compliance with company policies on safety. Employees are required to attend safety-training meetings at which the importance of full compliance with safety procedures is emphasized. The Company believes that it meets or exceeds all OSHA requirements and that its operations do not expose its employees to unusual health hazards.

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

EMPLOYEES

As of December 31, 2002, the Company employed a total of 1,632 full-time employees and 57 part-time employees, including approximately 500 pilots and 1,000 aircraft maintenance and support personnel. At December 31, 2001, the Company employed 1,718 full-time employees and 60 part-time employees.

On June 13, 2001, the Company's domestic pilots ratified a three-year collective bargaining agreement between the Company and the Office & Professional Employees International Union ("OPEIU"). The agreement was effective retroactively to June 1, 2001 and remains effective through May 31, 2004. The agreement provides for automatic base pay increases for pilots and strike protection for the Company. Union membership under the agreement, which falls under the Railway Labor Act, is voluntary.

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

DEPENDENCE ON THE OIL AND GAS INDUSTRY. Approximately 74% of the Company's 2002 operating revenue is attributable to helicopter support for oil and gas companies. The Company's business is dependent primarily on the level of activity by the oil and gas companies, particularly in the Gulf of Mexico. This level of activity has traditionally been volatile as a result of fluctuations in oil and natural gas prices and the uncertainty of these prices in the future. Low oil prices adversely affect demand throughout the oil and natural gas industry, including the demand for PHI's products and services. As prices decline, PHI is affected in two significant ways. First, the funds available to customers for the purchase of goods and services decline. Second, exploration and drilling activity declines as companies delay or eliminate projects.

Accordingly, when oil prices are relatively low, the Company's revenues and income are adversely affected. Additionally, as demonstrated in current markets, commodity prices are high and activity levels in the Gulf of Mexico are relatively low, attributable to concerns over economic and political uncertainties.

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

In the Gulf of Mexico, the months of December through February have more days of adverse weather conditions than the other months of the year. Also in the Gulf of Mexico, June through November is tropical storm season. When a tropical storm is about to enter or begins developing in the Gulf of Mexico, flight activity may increase because of evacuations of offshore workers. However, during tropical storms, the Company is unable to operate in the area of the storm. In addition, as most of PHI's facilities are located along the Gulf of Mexico coast, tropical storms may cause substantial damage to its property, including helicopters. Additionally, the Company incurs costs in evacuating its aircraft and bases during tropical storms.

The fall and winter months have fewer hours of daylight. Consequently, flight hours are generally lower at these times, which typically results in a reduction in operating revenues during those months. The Company currently operates 44 helicopters in its oil and gas operations that are equipped to fly pursuant to instrument flight rules ("IFR"), which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate at times when poor visibility and darkness prevents flights by aircraft that can fly only by visual flight rules ("VFR").

INTERNATIONAL OPERATIONS ARE SUBJECT TO POLITICAL, ECONOMIC AND REGULATORY UNCERTAINTY. PHI's International operations are subject to a number of risks inherent in any international operations including, but not limited to; (i) political, social, and economic instability; (ii) potential seizure or nationalization of assets; (iii) import-export quotas; (iv) currency fluctuations; and (v) other forms of governmental regulation.

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

SAFETY AND INSURANCE. The operation of helicopters inherently involves a degree of risk. Hazards such as aircraft accidents, collisions, fire, and adverse weather are hazards, which must be managed by providers of helicopter services and may result in (i) loss of life, (ii) serious injury to employees and third parties, and (iii) losses of equipment and revenues.

The Company's safety record is very favorable in comparison to the record for both United States and International operators. A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. Significant emphasis is placed on safety in the Company and it is a very important factor affecting daily operations.

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

THE PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL CONTROL. Al A. Gonsoulin, Chairman of the Board, beneficially owns stock representing approximately 52% of the total voting power. As a result, he exercises control over the election of PHI's directors and the outcome of matters requiring a stockholder vote.

THE COMPANY DOES NOT PAY DIVIDENDS. The Company has not paid any dividends on its common stock since 1999 and does not anticipate that it will pay any dividends on its common stock in the foreseeable future.

LOW TRADING VOLUME. Both the Company's voting (PHEL) and nonvoting (PHELK) common stock are listed on the Nasdaq SmallCap Market ("Nasdaq"). However, neither class of shares has substantial trading volume, and on some days no shares are traded. Because of this limitation, among others, a shareholder may not be able to sell shares of the Company at the time, in the amounts, or at the price desired.

AVAILABILITY OF SEC FILINGS AND OTHER INFORMATION. The Company's internet address is www.phihelico.com. The Company's annual report on Form 10-K for the year ended December 31, 2002, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of these reports, are available free of charge through Petroleum Helicopters Inc.'s web site, as soon as reasonably practicable after filing with the SEC.

ITEM 2. PROPERTIES

AIRCRAFT

Certain information regarding the Company's owned and leased fleet as of December 31, 2002 is set forth in the following table:

                                                                                                CRUISE            APPR.
                                           NUMBER IN                                            SPEED             RANGE
MANUFACTURER       TYPE                    FLEET           ENGINE             PASSENGERS        (MPH)           (MILES)(2)
------------       ----                    ---------       ------             ----------        ------          ----------
LIGHT
AIRCRAFT

Bell               206 / 407                  123          Turbine                    4 - 6      103 - 144         300 - 420
Eurocopter         BK-117 / BO-105             24          Twin Turbine               4 - 6            135         255 - 270
Aerospatiale       AS350 B2 / B3               13          Turbine                        5            140         337 - 385
MD Helicopter      MD530                        1          Turbine                        4            120               300

MEDIUM
AIRCRAFT

Bell               212(1) / 222(1)
                   230(1) / 412(1)             33          Twin Turbine              8 - 13      115 - 160         300 - 370
Sikorsky           S-76(1) A, A++, C+          17          Twin Turbine                  12            150               400

TRANSPORT
AIRCRAFT

Bell               214ST(1)                     4          Twin Turbine                  18            155               450

MISCELLANEOUS
AIRCRAFT

Kaman              K-Max K-1200                 1          Turbine                        1            100               225
                                            -----
                   Total Helicopters          216
                                            -----

FIXED WING

Rockwell           Aero Commander               2          Turboprop                      6      300 - 340       1,200-1,600
Beechcraft         King Air 200(1)              1          Turboprop                      3            300             1,200
Cessna             Conquest 441(1)              4          Turboprop                      3            330             1,200
                                            -----
                   Total Fixed Wing             7
                                            -----

                   Total Aircraft             223
                                            =====

         (1) Equipped to fly under instrument flight rules ("IFR"). All other types listed can only fly under visual flight rules ("VFR"). See Item 1. "Business - Risk Factors, Adverse weather conditions/Seasonality."

         (2)      Based on maintaining a 30-minute fuel reserve.

Of the 223 aircraft listed, the Company owns 219 and leases 4. Additionally, the Company operates 13 aircraft that are owned or leased by customers that are not reflected in the above table. In total the Company owns or operates 236 aircraft.

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

The Company also leases property for 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico and one base in California. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

       FACILITY        LEASE EXPIRATION      AREA              FACILITIES                  COMMENTS
       --------        ----------------      ----              ----------                  --------
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

Houma-Terrebonne     August 31, 2003       14 acres    Operational and             Seven renewal options
Airport (Louisiana)                                    maintenance facilities,     to extend for one year
                                                       landing pads for 30         each
                                                       helicopters

Galveston (Texas)    May 31, 2021          4 acres     Operational and             Lease period to May 31,
                                                       maintenance facilities,     2021 with certain
                                                       landing pads for 30         cancellation provisions
                                                       helicopters

Fourchon             May 31, 2006          8 acres     Operational and             Facility under three
    (Louisiana)                                        maintenance facilities,     separate leases, the
                                                       landing pads for 10         earliest of which
                                                       helicopters                 expires May 31, 2006


The Company's other operations-related facilities in the United States are located at New Orleans, Cameron, and Lake Charles, Louisiana; at Port O'Connor, Sabine Pass, and Rockport, Texas; and at Theodore, Alabama.

The Company also operates from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances the Company is required to indemnify the owners against loss in connection with the Company's use thereof.

The Company also leases facilities for its Aeromedical operations in Phoenix, Arizona. Other bases for the Company's International and other Aeromedical operations are generally furnished by the customer.

ITEM 3. LEGAL PROCEEDINGS

The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

           Name           Age                           Position
  --------------------    ----  ------------------------------------------------------------
  Al A. Gonsoulin          60   Chairman of the Board
  Lance F. Bospflug        48   President and Chief Executive Officer
  Robert P. Bouillion      37   Director of Health, Safety, and Environment
  Glendon R. Cornett       59   Director of Maintenance and FAR 145 Maintenance
  Carlin N. Craig          55   Director of Operations
  Michael C. Hurst         55   Chief Pilot
  Michael J. McCann        55   Chief Financial Officer, Secretary and Treasurer
  Richard A. Rovinelli     54   Chief Administrative Officer and Director of Human Resources
  William P. Sorenson      53   Director of Marketing and Planning

Mr. Gonsoulin was elected Chairman of the Board in September 2001. Mr. Gonsoulin had 35 years of oil and gas service industry experience as a manager, owner, and investor prior to becoming Chairman of PHI. He is a business graduate of the University of Louisiana at Lafayette. He founded Sea Mar, Inc. in 1977 and served as President and CEO of that company until December 2001. In 1998 he sold Sea Mar to Pool Energy Services, which was subsequently merged into Nabors Industries, Inc. in 1999.

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

Mr. Bouillion became Director of Health, Safety, and Environment in January 2001. Previously, he was Director of Safety from 1999 to 2000, Assistant Director of Safety from 1998 to 1999, and Director of Industrial Safety from 1995 to 1998. Mr. Bouillion received the certification as a Certified Safety Professional in December 2001.

Mr. Cornett became Director of Maintenance and Federal Aviation Regulations ("FAR") 145 Maintenance in January 2001. In this position, Mr. Cornett also directs the Technical Service segment. He has served PHI in various positions since 1964 and from 1991 to 2000 was Director of FAR 135 Maintenance.

Mr. Craig became Director of Operations in January 2001. In this position, Mr. Craig directs the Domestic Oil and Gas, International, and Aeromedical segments. He has been with PHI since 1977 and held the title of Regional Manager of the Eastern Gulf of Mexico from 1992 until his recent appointment. Mr. Craig was also a captain in the U.S. Army and served in the Republic of South Vietnam.

Mr. Hurst has served as Chief Pilot since 1994. Mr. Hurst was a Captain in the US Army and was awarded several flying and service awards and medals. Mr. Hurst is also an active member of the HSAV IFR sub-committee, representative of JAR-OPS Implementation committee. In 1996-97 he was acknowledged as Pilot Proficiency examiner, staff instructor for HAI (CFI Renewal Course in 1993 - 94, and FAA's Louisiana Instructor of the Year in 1993).

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

                                                       VOTING                  NON-VOTING
                                              ------------------------- -------------------------
                   PERIOD                        HIGH          LOW         HIGH          LOW
--------------------------------------------- ------------ ------------ ------------ ------------
     January 1, 2002 to March 31, 2002         $ 25.750     $ 19.200     $ 26.400     $ 19.480
       April 1, 2002 to June 30, 2002            33.500       24.300       30.750       23.890
     July 1, 2002 to September 30, 2002          32.990       25.510       30.990       25.350
    October 1, 2002 to December 31, 2002         31.100       25.750       30.300       25.250

     January 1, 2001 to March 31, 2001         $ 17.500     $ 10.875     $ 18.375     $ 10.500
       April 1, 2001 to June 30, 2001            24.120       15.000       23.000       15.125
     July 1, 2001 to September 30, 2001          21.100       16.330       21.000       16.750
    October 1, 2001 to December 31, 2002         20.000       18.250       19.950       17.750

The Company did not pay dividends during the last three fiscal years and does not expect to pay dividends in the foreseeable future. In addition, the Notes and a revolving credit facility with a commercial bank restrict the payment of dividends by the Company. See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 4."

As of February 21, 2003, there were approximately 1,022 holders of record of the Company's voting common stock and 84 holders of record of the Company's non-voting common stock.

Information regarding the Company's stock based compensation plan is included in
Item 8, Notes to Consolidated Financial Statements Note (6) EMPLOYEE BENEFIT PLANS - Stock Based Compensation.

On April 23, 2002, the Company issued $200 million in aggregate principal amount of 9 3/8% Senior Unsecured Notes that mature on May 1, 2009 in an offering made pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The net proceeds from the issuance of Senior Notes were approximately $194.2 million (net of underwriting discounts and other issuance costs). The net proceeds were used to purchase leased aircraft and aircraft on capital lease ($118.0 million), reduce outstanding borrowings under a working capital facility ($44.5 million), and reduce outstanding borrowings under a term debt facility ($16.3 million), settlement of interest rate Swap agreements ($1.6 million), and the remainder for general corporate purposes. In May 2002, the Company filed a registration statement for an offer to exchange these Notes for debt securities with identical terms.

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

                                                 Year Ended                       Eight Months Ended
                                                 December 31,                         December 31,        Year Ended April 30,
                                  -------------------------------------------    ----------------------   --------------------
                                    2002       2001       2000        1999(1)      1999         1998(1)     1999       1998(2)
                                  ---------  ---------  ---------   ---------    ---------    ---------   ---------  ---------
                                                         (Thousands of dollars,  except per share data)
Income Statement Data
   Operating revenues             $ 283,751  $ 282,437  $ 236,843   $ 227,058    $ 149,077    $ 173,185   $ 251,165  $ 240,135
   Net earnings (loss)(3)             9,231     11,020    (12,294)     (5,019)      (2,699)       5,194       2,988      7,417
   Net earnings (loss) per share
        Basic                          1.73       2.12      (2.38)      (0.97)       (0.52)        1.01        0.58       1.45
        Diluted                        1.70       2.08      (2.38)      (0.97)       (0.52)        0.99        0.57       1.43
   Cash dividends declared
     per share                           --         --         --        0.15         0.05         0.10        0.20       0.20


Balance Sheet Data(4)
   Total assets                   $ 366,707  $ 225,645  $ 222,755   $ 223,056    $ 223,056    $ 238,011   $ 231,575  $ 227,021
   Total debt                       200,000     66,616     74,819      77,640       77,640       81,836      80,296     72,619
   Working capital                   72,751     46,987     41,547      54,699       54,699       52,486      51,030     47,971
   Shareholders' equity             104,854     91,872     81,622      93,623       93,623       99,440      96,581     94,705

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Financial Statements for the years ended December 31, 2002, December 31, 2001, and December 31, 2000 and the related Notes to Consolidated Financial Statements.

                                    OVERVIEW

Operating revenues for 2002 were $283.8 million compared to $282.4 million for the prior year, an increase of $1.4 million. The increase in operating revenue was due to an increase of $1.8 million in Technical Services revenues due to completion of a project for the upgrade and refurbishment of a customer's aircraft in the first half of this year, and an increase of $1.2 million in Aeromedical segment revenues. The strategic focus of the Technical Services segment is discussed below and will result in a reduction in that segment's revenues. Aeromedical segment revenues increased $1.2 million due to an improvement in rates on retained aeromedical contracts, offset by a reduction in revenue due to the termination of certain other aeromedical contracts. Domestic Oil and Gas revenues decreased $1.5 million due to a decrease in activity in the Gulf of Mexico, offset in part by an increase in rates implemented in 2001.

Flight hours were 170,462 for 2002 compared to 192,753 for 2001, a decrease of 22,291 flight hours (11.6% decrease). The Domestic Oil and Gas segment had a decrease of 12,326 flight hours due to decreased activity in the Gulf of Mexico, and the Aeromedical segment had a decrease of 6,225 flight hours due to the termination of certain Aeromedical contracts that were the result of increases in rates.

Direct operating expense was $235.2 million for 2002 compared to $243.5 million for 2001, a decrease of $8.3 million. The decrease was due to a reduction in headcount resulting in decreased compensation costs, decreased helicopter rent due to the purchase of leased aircraft as a result of the Notes issuance described below, decreased insurance due in part to a decrease in the number of aircraft the Company operates, decreased fuel costs due to decreased activity, and decreased maintenance costs due to a decrease in parts usage. In addition, there was increased depreciation expense due to the purchase of leased aircraft, and an increase in Technical Services cost due to a project for the refurbishment and upgrade of a customer's aircraft completed in 2002.

Selling, general and administrative expense was $18.2 million for 2002 compared to $18.0 million for 2001, an increase of $0.2 million. Selling, general and administrative expense for 2002 includes a severance charge ($0.3 million), and a management bonus ($0.8 million). There were no management bonuses recorded in 2001 and no significant severance charges in 2001. After deducting the management bonus and the severance charge, selling, general and administrative expense decreased due to a decrease in employee compensation costs as a result of a decrease in headcount, and also due to a decrease in legal costs.

Interest expense was $17.3 million for 2002 compared to $6.2 million for 2001. The increase was due to interest on the Notes issuance described below, and $1.9 million of costs incurred in 2002 related to the retirement of the Company's bank debt and liquidation of the Company's interest rate Swap agreements, which were contracts to fix interest rates on the Company's bank debt.

On April 23, 2002, the Company issued $200 million in 9 3/8% Notes due May 1, 2009. The proceeds from the offering were used to retire $62.3 million of existing bank debt and the Swaps, and to acquire 101 aircraft for $118.1 million, that the Company previously leased. Also on April 23, 2002, the Company entered into a new $50 million revolving credit facility with a commercial bank to be available through July 2004. As of December 31, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

As a result of the Notes issuance and the purchases of the leased aircraft, the Company has incurred and will incur increased interest and depreciation expense, and decreased aircraft rent expense. Although the Company expects that these changes will reduce earnings before income taxes by approximately $4.8 million per year, the transaction will improve overall liquidity over the next several years, which will allow the Company to pursue earnings growth opportunities. Increased cash from operations was approximately $5.9 million in 2002, including incremental tax effects. The Company expects increased cash from operations of $10.8 million in 2003, including incremental tax effects. In later years, this amount reduces due to the effects of lower tax depreciation. Additionally, until 2009 when the Notes become due, the Company will be able to retain cash that would have otherwise been needed for bank debt principal payments.

                              RESULTS OF OPERATIONS

The following table presents segment operating revenues and segment operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2002, 2001 and 2000:

                                                            Year Ended
                                                            December 31,
                                                -----------------------------------
                                                  2002         2001         2000
                                                ---------    ---------    ---------
                                                       (Thousands of dollars)
       Segment operating revenues
          Domestic Oil and Gas                  $ 189,480    $ 190,991    $ 153,831
          International                            22,474       22,634       21,703
          Aeromedical                              48,664       47,493       44,282
          Technical Services                       23,133       21,319       17,027
                                                ---------    ---------    ---------
              Total                             $ 283,751    $ 282,437    $ 236,843
                                                =========    =========    =========

       Segment operating profit(1)
          Domestic Oil and Gas                  $  26,974    $  29,059    $   1,502
          International                             1,760          712         (111)
          Aeromedical                              12,463        1,503         (155)
          Technical Services                        4,297        3,490         (550)
                                                ---------    ---------    ---------
              Net segment operating
                  profit (loss)                    45,494       34,764          686
          Other, net(2)                             2,261        2,812        3,247
          Interest expense                        (17,250)      (6,190)      (5,813)
          Unallocated costs                       (15,121)     (13,894)     (15,915)
                                                ---------    ---------    ---------
          Earnings (loss) before income taxes   $  15,384    $  17,492    $ (17,795)
                                                =========    =========    =========

       Flight hours
          Domestic Oil and Gas                    136,237      148,563      158,094
          International                            18,292       21,235       22,338
          Aeromedical                              15,780       22,005       21,490
          Other                                       153          950          545
                                                ---------    ---------    ---------
              Total                               170,462      192,753      202,467
                                                =========    =========    =========

       Aircraft operated at period end
          Domestic Oil and Gas                        190          177          204
          International                                20           21           29
          Aeromedical                                  26           41           46
                                                ---------    ---------    ---------
              Total(3)                                236          239          279
                                                =========    =========    =========

(1)      Includes special charges. See Note 2 of the Consolidated Financial
         Statements.

(2) Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

(3) Includes 13, 19, and 18 aircraft as of December 31, 2002, 2001 and 2000, respectively that are customer owned or leased by customers.


YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

COMBINED OPERATIONS

REVENUES - Operating revenues for 2002 were $283.8 million compared to $282.4 million for the prior year, an increase of $1.4 million. The increase in operating revenue was due to an increase of $1.8 million in Technical Services revenues due to completion of a project for the upgrade and refurbishment of a customer's aircraft during the year and also due to an increase of $1.2 million in the Aeromedical segment. Although Technical Services revenues increased in 2002, the strategic focus of that segment is limited to maintenance services primarily for certain military aircraft, flight operations customers, and original equipment manufacturers. As a result, the Company anticipates that revenues in this segment will decline in future years. Aeromedical segment revenues increased due to an improvement in rates on retained aeromedical contracts, offset by a reduction in revenue due to the termination of certain other aeromedical contracts. Domestic Oil and Gas revenues decreased $1.5 million due to a decrease in activity in the Gulf of Mexico, offset in part by an increase in rates implemented in 2001.

Flight hours were 170,462 for 2002 compared to 192,753 for 2001, a decrease of 22,291 flight hours (11.6% decrease). The Domestic Oil and Gas segment had a decrease of 12,326 flight hours due to decreased activity in the Gulf of Mexico, and the Aeromedical segment had a decrease of 6,225 flight hours due to the termination of certain Aeromedical contracts that were the result of increases in rates to customers unwilling to absorb those increases.

OTHER INCOME AND LOSSES - Gain (loss) on equipment dispositions was $0.6 million for 2002 compared to $1.4 million for 2001, a decrease of $0.8 million. This decrease was due to a decrease in the sale of aircraft as compared to the prior year.

Other income was $1.7 million for 2002 compared to $1.5 million for 2001. The current year includes a gain related to the favorable settlement of a note receivable from a previous joint venture sold in the prior year in which the Company accepted a note receivable for the proceeds ($0.7 million), and the balance of other income primarily being interest income ($0.9 million). The prior year included a reimbursement received from the U.S. Department of Transportation under the Air Safety Stabilization Act ($0.8 million), and interest income ($0.7 million).

DIRECT EXPENSES - Direct operating expense was $235.2 million for 2002 compared to $243.5 million for 2001, a decrease of $8.3 million. Employee compensation costs decreased ($2.0 million) due to decreased headcount in 2002 compared to 2001. Additionally, included in employee compensation costs in direct expenses for 2002 are severance costs ($1.4 million) and a management bonus ($0.3 million). No significant severance costs or bonuses were recorded in 2001. Helicopter rent decreased ($10.7 million) due to the purchase of leased aircraft as previously discussed. Aircraft fuel decreased as a result of decreased activity ($1.8 million), insurance expense decreased due in part to a decrease in the number of aircraft the Company operates ($1.4 million), and a decrease in maintenance costs ($0.5 million). Depreciation expense increased ($5.6 million) due to the purchase of leased aircraft. Technical Services costs increased ($1.0 million) due to costs related to a project for the refurbishment and upgrade of a customer's aircraft completed in 2002, and there was an increase, net, of other items ($1.5 million).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expense was $18.2 million for 2002 compared to $18.0 for 2001. Selling, general and administrative expense for 2002 includes a severance charge ($0.3 million), and a management bonus ($0.8 million). After deducting the severance charges and management bonus, selling, general and administrative expense decreased due to employee compensation costs as a result of a decrease in headcount, and also due to a decrease in legal costs.

INTEREST EXPENSE - Interest expense was $17.3 million for 2002 compared to $6.2 million for 2001. The increase was due to interest on the Notes issuance previously described, and $1.9 million of costs incurred in the second quarter of 2002 related to the retirement of the Company's bank debt and liquidation of the Company's interest rate Swap agreements, which is a contract to fix interest rates on the Company's bank debt, which were charged to interest expense.

INCOME TAXES - Income tax expense for 2002 was $6.2 million, compared to $6.5 million for 2001. The effective tax-rate was 40% for 2002, and 37% for 2001. The increase in the effective tax rate is primarily due to increased state income taxes and permanent book and tax differences.

EARNINGS - The Company's net earnings for 2002 were $9.2 million, compared to $11.0 million for 2001. Earnings before tax for 2002 were $15.4 million compared to $17.5 million in 2001. Earnings per diluted share were $1.70 as compared to $2.08 per diluted share for 2001. Although there was a decline in flight hour activity, the principal reason for the earnings decline was the increase in interest expense, described above.

SEGMENT DISCUSSION

Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

Domestic Oil and Gas - Domestic Oil and Gas segment revenues were $189.5 million for 2002, compared to $191.0 million for 2001, a decrease of $1.5 million. There was a decrease in flight activity due to reduced oil and gas activity in the Gulf of Mexico, as indicated by a decrease of 12,326 flight hours for the year. This was offset in part by an increase in rates implemented in 2001. The number of aircraft in the segment was 190 at December 31, 2002 as compared to 177 at December 31, 2001. Certain aircraft were acquired during the year and certain other aircraft models that can be configured to meet customers' deepwater service requirements were also transferred from the Aeromedical segment upon termination of certain aeromedical contracts.

Direct expenses in the Domestic Oil and Gas segment increased $0.6 million due to an increase in human resource cost due primarily to certain of the pilot and mechanic employees in the Aeromedical segment being reassigned to the Domestic Oil and Gas segment ($2.3 million), increased depreciation expense ($5.6 million) due to the purchase of leased aircraft, an increase in maintenance costs ($0.5 million), and an increase in workers' compensation expense ($0.3 million). These amounts were offset by a decrease in helicopter rent due to the purchase of the leased aircraft ($7.3 million), a decrease in fuel cost due to decreased activity ($1.1 million), and a decrease in insurance cost due in part to a decrease in the number of aircraft the Company operates in total that benefited the segment ($0.7 million). The Company also reduced its environmental reserve ($0.3 million), primarily due to costs at one site being less than anticipated. Additionally, there was an increase due to other items, net ($1.3 million), which consists primarily of supplies and base operating costs and facility repairs.

The Domestic Oil and Gas segment operating income decreased ($2.1 million) due in part to a decrease in activity and also due in part to the transfer of certain pilots and mechanics from the Aeromedical segment. Operating margin was 14.2% for the year compared to 15.2% in the prior year.

International - International segment revenues were $22.5 million for 2002, compared to $22.6 million for 2001. The number of aircraft in the segment was 20 at December 31, 2002 and 21 at December 31, 2001. Flight hours were 18,292 for 2002 as compared to 21,235 for 2001. The decrease in revenue due to a decrease in activity was offset by an improvement in rates.

Direct expenses in the International segment decreased for the year ($1.2 million) due to a decrease in human resource cost ($0.5 million), a decrease in insurance cost ($0.3 million), and a decrease, net, of other items ($0.4 million).

International segment operating income increased for 2002 ($1.0 million). Operating margin of 7.8% for the year compares to 3.2% for the prior year. The improvement in operating income and operating margin was due to an increase in customer rates and a decrease in direct expenses.

In October 2002, the Company exited a contract in Taiwan that included one aircraft.

Aeromedical - Aeromedical segment revenues were $48.7 million for 2002 compared to $47.5 million for 2001. The increase in Aeromedical revenues is due to an increase in rates substantially offset by a decrease in flight hour activity of 6,225 flight hours due to the termination of certain aeromedical contracts as a result of increases in rates. The number of aircraft in the segment was 26 in 2002 compared to 41 for 2001.

Direct expenses in the Aeromedical segment for 2002 decreased ($9.8 million) due to a decrease in headcount ($4.1 million), a decrease in helicopter rent ($3.4 million) due to a decrease in the number of aircraft in the segment and to the purchase of leased aircraft, a decrease in maintenance cost ($1.0 million) and insurance cost ($0.4 million), both due to fewer aircraft in the segment, a decrease in fuel costs ($0.7 million), and other items, net, decreased ($0.2 million), which is primarily base operating costs.

The Aeromedical segment operating income increased ($11.0 million) for the year. Operating margin was 25.6% for 2002 and compares to 3.2% for 2001. The increase in operating income and operating margin is attributable to an increase in customer rates on retained Aeromedical contracts, and also due to a reduction in direct expense as a result of reduced aircraft, reduced personnel, and other related costs caused by the termination of certain Aeromedical contracts as mentioned above. Flight hours for the 2002 were 15,780 compared to 22,005 for 2001.

Technical Services - Technical Services segment revenues for 2002 were $23.1 million compared to $21.3 million for 2001. The increase in Technical Services revenues was related to revenue from a contract for the refurbishment and upgrade of two aircraft completed in the first half of 2002. The strategic focus of the Technical Services segment is discussed below and will result in a reduction in that segment's revenues in future years.

There was an increase in direct expense ($1.0 million) in the Technical Services segment due to the contract previously mentioned.

The Technical Services segment had operating income of $4.3 million for 2002, compared to $3.5 million for 2001. The operating margin was 18.6% for 2002, compared to 16.4% in the prior year. The improvement in operating income and operating margin was due to increases in rates on continuing activities.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

COMBINED OPERATIONS

For the year ended December 31, 2001, the Company recorded $1.3 million for discretionary incentive compensation to be paid to its non-executive employees. Future incentive compensation expenses are dependant upon the Company achieving desired profit levels. The Company also reduced its environmental provision by $1.2 million that primarily relates to one site. Remediation costs at that site are estimated to be less than originally anticipated.

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

OTHER INCOME AND LOSSES - Gains on property and equipment dispositions were $1.4 million in 2001 as compared to $4.0 million in 2000. During 2001, the Company reduced its fleet by 40 owned and leased aircraft.

Equity in net losses from unconsolidated subsidiaries for 2000, excluding an impairment charge against the Company's investment in Clintondale, a joint venture operating primarily in Kazakhstan, that the Company recorded in special charges, was $0.7 million. The Company recorded no equity income or losses in 2001. In 2000, the Company recognized an impairment of its remaining equity investment in the joint venture and, during 2001, sold its 50% interest in Clintondale. Also, in 2000, the Company closed operations of its Thailand unconsolidated subsidiary.

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

DIRECT EXPENSES - Direct expenses for 2001 increased $13.2 million to $243.5 million for 2001 compared to $230.3 million for the prior year. The increase was due to increases in human resource costs, cost of sales related to the Technical Services segment, insurance costs, aircraft parts costs, helicopter rent, and an increase in depreciation expense. The most significant of these increases was the human resource costs. Numerous actions were taken during the year including closure of certain business operations and a reduction in the Company's work force, and other actions previously described. These actions reduced the effect of the cost increases as further described below.

Of the $13.2 million increase in direct expenses, the increase in human resource costs accounted for 35% of the total increase. This resulted from wage and benefit increases for the Company's pilot and mechanic work force as well as certain employees (including a non-executive incentive compensation of $1.3 million) and offset in part by a reduction in the Company's work force implemented in February 2001. These wage and benefit increases were implemented to achieve competitive wages in the Company's work force, consistent with the Company's compensation philosophy to maintain an industry-competitive compensation package for all of its employees. The Company's total labor work force at December 31, 2001 was 1,778 compared to 1,939 at December 31, 2000, or a decrease of 161 personnel.

Cost of sales in the Technical Services segment accounted for 17% of the total increase in costs. As previously described there was an increase in activity in the Technical Services segment due to a full year of activity on a certain contract to perform maintenance, repair and overhaul services for certain military aircraft and components.

The cost of aircraft parts accounts for 11% of the total increase in costs, due to price increases implemented by the manufacturers in 2001. The Company's insurance costs also increased in 2001 generally reflecting increases in the industry. Helicopter rent increased for the year related to the number of aircraft on operating leases, obtained during the latter part of 2000.

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses decreased to $18.0 million for 2001 compared to $18.2 million for the prior year. The decrease in selling, general, and administrative expense was due to lower compensation and bad debt expense. However, these decreases were offset by increases in consulting costs related to a review of the Company's inventory and accounting systems, and legal costs associated with the union contract negotiation.

SPECIAL CHARGES - In the fourth quarter of 2000, in connection with the plan to restore profitability, the Company recorded special charges of $3.6 million that included severance costs of $1.1 million, impairment of an investment in and receivables from Clintondale Aviation, Inc., a joint venture operating primarily in Kazakhstan, totaling $1.7 million, and impairment of two helicopters of $0.8 million due to pending sales. (See Notes to Financial Statements, Note 7 Other Assets.)

INTEREST EXPENSE - Interest expense was $6.2 million for the year ended December 31, 2001 and $5.8 million for the year ended December 31, 2000. The increase in interest expense was due to an increase in the interest rate charged by the Company's lenders.

INCOME TAXES - Income tax expense for the year ended December 31, 2001 was $6.5 million compared to an income tax benefit in the prior year of $5.5 million. The effective tax rates were 37% and 30.9% for the years ended December 31, 2001 and 2000, respectively. The lower effective rate for the year ended December 31, 2000 is the result of permanent differences between book income and tax income and the effect of state income taxes.

SEGMENT DISCUSSION

Domestic Oil and Gas - Domestic Oil and Gas segment revenues increased 24.2% to $191.0 million for 2001 compared to $153.8 million for the prior year. The increase in revenue is due to customer rate increases implemented in 2001. Flight hours in the Domestic Oil and Gas segment decreased 6.0% to 148,563 as compared to 158,094 for 2000. The decrease in flight hour activity was due to decreased activity in the Oil and Gas segment and also due to the events of September 11, 2001.

The segment had a $29.1 million operating profit in 2001 compared to a $1.5 million operating loss for the prior year. Operating margin of 15.2% for 2001 compares to 1.0% for the same period last year. The improvement in earnings in 2001 is a result of customer rate increases implemented in 2001. Also, as described in Direct Expenses, there were cost reductions, sale or disposal of unprofitable business units and assets, and personnel reductions, but these were more than offset by other cost increases, primarily increases in compensation of pilots and mechanics, aircraft parts cost, and other costs. Additionally, the operating loss in 2000 included a $2.4 million charge for the write-down of inventory and $0.8 million for severance costs that were included in special charges.

International - International segment's revenues increased 4.3% to $22.6 million for 2001 compared to $21.7 million for the prior year. The increase was due to a full year of operations related to a contract in Taiwan and also due to rate increases on a contract in West Africa. Flight hours in the International segment decreased 4.9% to 21,235 as compared to 22,338 for 2000. The decrease in flight hours was due to decreased demand for flight services in West Africa, partially offset by the activities in Taiwan.

The International segment had a $0.7 million operating profit for 2001 compared to a $0.1 million operating loss for the prior year. Operating margin of 3.1% for 2001 compares to (1.0)% for the prior year. The improvement in earnings is related to customer rate increases and also due to a full year of operations related to a contract in Taiwan. Additionally, the operating loss in 2000 included a $0.3 million charge for the write-down of inventory and $0.1 million for severance costs that were included in special charges.

Aeromedical - Aeromedical segment's revenue increased 7.3% to $47.5 million for 2001 compared to $44.3 million in the prior year. The increase in revenues is primarily attributable to a full year operation related to a contract in Grand Junction, Colorado, rate increases on certain other contracts, and a slight increase in flight hour activity. Flight hours in the Aeromedical segment increased 2.4% to 22,005 as compared to 21,490 for 2000.

At December 31, 2001 the Company terminated a contract with an aeromedical customer. Revenues in 2001 for that contract were $4.1 million. The contract produced an unacceptable rate of return.

The Aeromedical segment had an operating profit of $1.5 million for 2001 compared to an operating loss of $0.2 million for the prior year. Operating margin was 3.2% for the year ended December 31, 2001 and compares to (0.3)% for the prior year. The improvement in earnings is the result of certain customer rate increases. The improvement in earnings was partially offset by cost increases described in Direct Expenses, including significant increases in compensation of pilots and mechanics, aircraft parts cost, and other costs. Additionally, the operating loss in 2000 included a $0.7 million charge for the write-down of inventory.

Technical Services - Technical Services segment's revenue increased 25.2% to $21.3 million for 2001 compared to $17.0 million in the prior year. The increase in revenues is primarily attributable to an ongoing contract to provide maintenance to certain military aircraft and components.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at December 31, 2002 was $17.7 million, compared to $5.4 million at December 31, 2001. Working capital was $72.8 million at December 31, 2002, as compared to $47.0 million at December 31, 2001, an increase of $25.8 million. An increase in cash of $12.3 million, primarily the remaining proceeds of the Notes issuance, and a decrease in current maturities of long-term debt of $7.9 million as bank debt was repaid with the proceeds of long-term notes accounts for the increase in working capital. Net cash provided by operating activities funded capital expenditure requirements of $41.4 million in 2002. Notes issuance costs of $5.8 million were funded with proceeds from the sale of the Notes.

On April 23, 2002, the Company issued Notes of $200 million that carry an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year that commenced on November 1, 2002, and mature in May 2009. On November 1, 2002, the Company paid interest amounts due on the Notes of $9.8 million. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2002, the Company was in compliance with these covenants.

Proceeds from the Notes, net of $5.8 million of fees and expenses, were used to retire the Company's $16.3 million term credit facility and $44.5 million revolving credit facility, and to terminate the related Swap agreements for $1.6 million. The Company also purchased 101 aircraft, which were previously leased, for $118.1 million.

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility to be available through July 2004. As of December 31, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2002, the Company was in compliance with these covenants.

Capital expenditures totaled $41.4 million for the twelve months ended December 31, 2002 as compared to $29.5 million for the twelve months ended December 31, 2001. Capital expenditures primarily include amounts for the upgrade of capability and renewals of certain aircraft, and the purchase of aircraft during the year. As discussed above, the Company also purchased $118.1 million of aircraft it previously leased. At December 31, 2002, the Company had commitments of $7.9 million for the upgrade of aircraft and the purchase of other equipment.

The Company believes that cash flow from operations will be sufficient to fund required interest payments on the Notes and capital expenditures for the next twelve months.

The effect of the Notes issuance and purchase of leased aircraft is expected to improve cash flow by reduced aircraft lease payments partially offset by increased interest payments. In addition, there is a decrease in current income taxes due to accelerated tax depreciation related to the purchased aircraft. Also, until 2009 when the Notes become due, the Company will be able to retain cash that would have otherwise been required for bank debt principal payments.

The table below sets out the cash contractual obligations of the Company. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. The Company leases four aircraft included in the lease obligations below. The operating lease obligations primarily relate to the Company's facilities in Lafayette, Louisiana.

                                                                  Payment Due by Year
                                              ---------------------------------------------------------------
                                                                                                      Beyond
                                    Total       2003       2004       2005       2006       2007       2007
                                   --------   --------   --------   --------   --------   --------   --------
                                                             (Thousands of dollars)
Operating lease
     obligations                   $ 21,610   $  2,318   $  1,942   $  1,843   $  1,606   $  1,331   $ 12,570

Long term debt                      200,000         --         --         --         --         --    200,000

                                   --------   --------   --------   --------   --------   --------   --------
                                   $221,610   $  2,318   $  1,942   $  1,843   $  1,606   $  1,331   $212,570
                                   ========   ========   ========   ========   ========   ========   ========

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

The Company's principal long-lived assets are aircraft. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When an asset is determined to be impaired, the Company recognizes the impairment amount, which is measured by the amount that the carrying value of the asset exceeds fair value. Similarly, the Company reports assets that it expects to sell at the lower of the carrying amount or fair value less costs to sell. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

The Company must make estimates for certain of its liabilities and expenses, losses, and gains related to self-insured programs, insurance deductibles, and good-experience premium returns. The Company's group medical insurance program is largely self-insured, and the Company uses estimates to record its periodic expenses related to that program. The Company also carries deductibles on its workers' compensation program and aircraft hull and liability insurance and estimates periodic expenses related to the retained portion of those risks. Significant changes in estimates due to poor experience or higher accident rates could result in additional recorded losses.

                          NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements applicable to the Company, see
Note 1 to the Financials Statements

                              ENVIRONMENTAL MATTERS

The Company has an aggregate estimated liability of $1.5 million as of December 31, 2002 for environmental remediation costs that are probable and estimable. In the fourth quarter of 2002, the Company reduced its recorded estimated liability by $0.3 million as the result of a re-evaluation of environmental exposure at all of its operating sites and lowered remediation cost estimates primarily at its Morgan City, Louisiana facility. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with interest rates and prior to April 23, 2002, made limited use of derivative financial instruments to manage that risk. When used, all derivatives for risk management are closely monitored by the Company's senior management. The Company does not hold derivatives for trading purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are transacted either with creditworthy major financial institutions or over national exchanges.

On April 23, 2002, the Company paid its Terminated Loan Agreement. The Terminated Loan Agreement had variable interest rates. In conjunction with the payment of the Terminated Loan Agreement, the Company settled its interest rate Swap agreements by paying $1.6 million to the counterparties.

Also on April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and the Company's credit worthiness. At December 31, 2002, the market value of the Notes was $209.0 million. A hypothetical 100 basis-point increase to the Notes' imputed interest rate at December 31, 2002 would have resulted in a market value decline to approximately $199.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report

To the Board of Directors and Shareholders of Petroleum Helicopters, Inc.

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2002, listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 20, 2003

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                        DECEMBER 31,   DECEMBER 31,
                                                           2002           2001
                                                       ------------   ------------
                           ASSETS
Current Assets:
    Cash and cash equivalents                          $     17,674   $      5,435
    Accounts receivable - net of allowance:
       Trade                                                 40,234         45,361
       Other                                                    579          1,649
    Inventory                                                37,375         34,382
    Other current assets                                      5,753          5,799
    Refundable income taxes                                   2,236             --
                                                       ------------   ------------
                Total current assets                        103,851         92,626

Other                                                        10,279         10,851
Property and equipment, net                                 252,577        122,168
                                                       ------------   ------------
                Total Assets                           $    366,707   $    225,645
                                                       ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                   $     14,772   $     16,566
    Accrued liabilities                                      11,893         11,681
    Accrued vacation payable                                  3,931          7,020
    Income taxes payable                                        504          2,428
    Current maturities of long-term debt and capital
       lease obligations                                         --          7,944
                                                       ------------   ------------
                Total current liabilities                    31,100         45,639

Long-term debt and capital lease obligations, net of
    current maturities                                      200,000         58,672
Deferred income taxes                                        24,249         17,612
Other long-term liabilities                                   6,504         11,850
Commitments and contingencies (Note 9)
Shareholders' Equity:
    Voting common stock - par value of $0.10;
         authorized shares of 12,500,000                        285            285
    Non-voting common stock - par value of $0.10;
         authorized shares of 12,500,000                        253            241
    Additional paid-in capital                               15,062         13,327
    Accumulated other comprehensive loss                         --         (2,030)
    Retained earnings                                        89,254         80,049
                                                       ------------   ------------
                Total shareholders' equity                  104,854         91,872
                                                       ------------   ------------
       Total Liabilities and Shareholders' Equity      $    366,707   $    225,645
                                                       ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)


                                             YEAR ENDED        YEAR ENDED       YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                2002             2001             2000
                                            --------------   --------------   --------------
Operating revenues (Note 1)                 $      283,751   $      282,437   $      236,843
Gain, net on disposition of property
     and equipment                                     586            1,351            3,963
Other                                                1,675            1,461               --
                                            --------------   --------------   --------------
                                                   286,012          285,249          240,806
Expenses:
     Direct expenses (Note 1)                      235,189          243,538          230,336
     Selling, general and administrative            18,189           18,029           18,165
     Equity in net loss of unconsolidated
         subsidiaries                                   --               --              716
     Special charges                                    --               --            3,571
     Interest expense                               17,250            6,190            5,813
                                            --------------   --------------   --------------
                                                   270,628          267,757          258,601
                                            --------------   --------------   --------------

Earnings (loss) before income taxes                 15,384           17,492          (17,795)
Income taxes                                         6,153            6,472           (5,501)
                                            --------------   --------------   --------------

Net earnings (loss)                         $        9,231   $       11,020   $      (12,294)
                                            ==============   ==============   ==============

Earnings (loss) per share:
     Basic                                  $         1.73   $         2.12   $        (2.38)
     Diluted                                $         1.70   $         2.08   $        (2.38)

Weighted average shares
     outstanding                                     5,334            5,199            5,164
Incremental shares                                     104              106               --
                                            --------------   --------------   --------------
Weighted average shares
     and share equivalents                           5,438            5,305            5,164
                                            ==============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (THOUSANDS OF DOLLARS AND SHARES)


                                                                                                      ACCUMULATED
                                          VOTING                     NON-VOTING                        OTHER COM-
                                       COMMON STOCK                 COMMON STOCK          ADDITIONAL   PREHENSIVE
                                 --------------------------  --------------------------     PAID-IN      INCOME         RETAINED
                                   SHARES        AMOUNT         SHARES       AMOUNT         CAPITAL      (LOSS)         EARNINGS
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at Dec. 31, 1999                2,793  $        279         2,367  $        237  $     11,729  $         --   $     81,378
   Stock Issued to Employees               --            --             5            --            --            --             --
   Other                                   --            --             1            --           316            --            (23)
   Net Loss                                --            --             4            --            --            --        (12,294)
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at Dec. 31, 2000                2,793           279         2,373           237        12,045            --         69,061
   Stock Options Exercised                 59             6             1            --           820            --             --
   Stock Issued to Employees               --            --            31             3           111            --             --
   Other                                   --            --             8             1           351            --            (32)
   Cumulative effect of
       adopting SFAS No. 133               --            --            --            --            --            38             --
   Unrecognized loss on
       interest swaps                      --            --            --            --            --        (2,068)            --
   Net Earnings                            --            --            --            --            --            --         11,020
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at Dec. 31, 2001                2,852           285         2,413           241        13,327        (2,030)        80,049
   Stock Options Exercised                 --            --           113            12         1,735            --             --
   Other                                   --            --            --            --            --            --            (26)
   Unrecognized gain on
       interest swaps                      --            --            --            --            --           455             --
   Reclassification
       adjustments for losses
       included in net earnings            --            --            --            --            --         1,575             --

   Net Earnings                            --            --            --            --            --            --          9,231
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at Dec. 31, 2002                2,852  $        285         2,526  $        253  $     15,062  $         --   $     89,254
                                 ============  ============  ============  ============  ============  ============   ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (THOUSANDS OF DOLLARS)

                                          YEAR ENDED    YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                              2002          2001            2000
                                          ------------  ------------   ------------
Net earnings (loss)                       $      9,231  $     11,020   $    (12,294)
Other comprehensive income (loss)
     Cumulative effect of adopting
         SFAS No. 133                               --            38             --
     Unrecognized gain (loss) on
         interest rate swaps                       455        (2,068)            --
Add reclassification adjustments for
         losses included in net earnings         1,575            --             --
                                          ------------  ------------   ------------
Comprehensive income (loss)               $     11,261  $      8,990   $    (12,294)
                                          ============  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                    YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                       2002             2001             2000
                                                  --------------   --------------   --------------
Cash flows from operating activities:
    Net earnings (loss)                           $        9,231   $       11,020   $      (12,294)
    Adjustments to reconcile net earnings
       (loss) to net cash provided by operating
        activities:
       Depreciation                                       21,048           15,082           13,713
       Deferred income taxes                               7,325             (385)          (3,858)
       Gain on asset dispositions                           (586)          (1,351)          (3,963)
       Special charges                                        --               --            2,464
       Equity in net losses of
         unconsolidated subsidiaries                          --               --              716
       Bad debt allowance related to notes
         receivable                                         (731)             575               --
       Other                                               1,100              218              651
    Changes in operating assets and liabilities:
      Accounts receivable                                  6,928           (4,121)          (2,414)
      Inventory                                           (2,993)             793            2,102
      Refundable income taxes                             (2,236)           3,852               70
      Other assets                                         3,228           (6,753)           1,602
      Accounts payable, accrued liabilities and
         vacation payable                                 (4,671)          (1,333)          10,567
      Income taxes payable                                (1,924)           2,428               --
      Other long-term liabilities                          3,810           (1,345)              (5)
                                                  --------------   --------------   --------------
    Net cash provided by operating activities             39,529           18,680            9,351
                                                  --------------   --------------   --------------

Cash flows from investing activities:
    Investments in and advances to subsidiaries               --               --           (1,266)
    Proceeds from notes receivable                         1,629              350              292
    Purchase of property and equipment                   (41,351)         (29,502)         (28,179)
    Purchases of aircraft previously leased             (118,076)              --               --
    Proceeds from asset dispositions                       3,263           24,304           24,142
                                                  --------------   --------------   --------------
    Net cash used in investing activities               (154,535)          (4,848)          (5,011)
                                                  --------------   --------------   --------------

Cash flows from financing activities:
    Proceeds from Notes and long-term debt               200,000            2,851           23,500
    Less related fees & expenses                          (5,835)              --               --
    Payments on long-term debt and capital lease
        obligations                                       (5,845)         (12,850)         (28,640)
    Payments on long-term debt from Notes
      proceeds                                           (60,771)              --               --
    Payment of interest rate swap settlement              (1,575)              --               --
    Proceeds from exercise of stock options and
      other                                                1,271              739               --
                                                  --------------   --------------   --------------
    Net cash provided by (used in) financing
      activities                                         127,245           (9,260)          (5,140)
                                                  --------------   --------------   --------------

Increase (decrease) in cash and cash equivalents          12,239            4,572             (800)
Cash and cash equivalents, beginning of year               5,435              863            1,663
                                                  --------------   --------------   --------------
Cash and cash equivalents, end of year            $       17,674   $        5,435   $          863
                                                  ==============   ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations, Basis of Consolidation, and Other General Principles

         Since its inception, Petroleum Helicopters, Inc.'s primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. The Company also provides aircraft maintenance services to third parties and air medical transportation services for hospitals and medical programs.

         The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its subsidiaries ("PHI" or the "Company") after the elimination of all significant intercompany accounts and transactions. For its investments of 20% to 50% in affiliates, which are primarily foreign affiliates, the Company uses the equity method of accounting.

         Revenue Recognition

         The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance service revenues are generally recognized at the time the repair or service work is completed. Revenues related to emergency flights generated by the Company's subsidiary, Air Evac Services, Inc. ("Air Evac") are recorded net of contractual allowances under agreements with third party payors when the services are provided.

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

         Inventories

         The Company's inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company's inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers' and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. The Company also records an allowance for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $4.8 million and $4.3 million at December 31, 2002 and 2001, respectively.

         Property and Equipment

         The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. The Company uses a 30% residual value in the calculation of depreciation for its flight equipment. The Company uses accelerated depreciation methods for tax purposes. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.

         The Company defers any gains resulting from the sale and leaseback of assets and amortizes the gain over the lease term. For the years ended December 31, 2002 and 2001, there were no gains deferred on sale and leaseback transactions. For the year ended December 31, 2000, the gains deferred on sale and leaseback transactions were $2.9 million.

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

         Self-Insurance

         The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2002 and 2001, the Company had $1.1 million and $0.8 million, respectively, of accrued liabilities related to health care claims.

         Concentration of Credit Risk

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its short-term invested cash and cash equivalents on deposit with a major financial institution. Cash equivalents include Commercial paper of companies with high credit ratings and money market securities. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2002.

         PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to the medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million and $0.4 million at December 31, 2002 and December 31, 2001, respectively. The Company's largest domestic oil and gas customer accounted for $46.9 million, $40.3 million, and $27.2 million, of consolidated operating revenues for years ended December 31, 2002, 2001, and 2000, respectively. The Company also carried accounts receivable from this same customer totaling 22% and 19%, of net trade accounts receivable on December 31, 2002 and 2001, respectively.

         Stock Compensation

         The Company uses the intrinsic value method of accounting for employee stock-based compensation prescribed by Accounting Principles Board
         (APB) Opinion No. 25 and, accordingly, follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

                                                 YEAR ENDED      YEAR ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                    2002             2001              2000
                                                --------------  --------------    --------------
                                                    (Thousands of dollars and shares, except
                                                                   per share data)
Net earnings (loss) - as reported               $        9,231  $       11,020    $      (12,294)
Add stock-based employee compensation
    expense included in reported net
income,
    net of related tax effects                             178             202                42
Deduct total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects,                           (161)           (568)              (72)
                                                --------------  --------------    --------------
Net earnings (loss) - pro forma                          9,248          10,654           (12,324)
                                                ==============  ==============    ==============

Earnings per share
    Basic - as reported                                   1.73            2.12             (2.38)
    Basic - pro forma                                     1.73            2.05             (2.39)
    Diluted -- as reported                                1.70            2.08             (2.38)
    Diluted -- pro forma                                  1.70            2.00             (2.39)
Average fair value of grants during the year               N/A            6.18              5.13

Black-Sholes option pricing model assumptions:
     Risk-free interest rate                               N/A            6.00%             6.50%
     Expected life (years)                                 N/A             6.0               6.0
     Volatility                                            N/A           50.64%            58.07%
     Dividend yield                                        N/A              --                --

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

         Earnings per Share

         The Company computes basic earnings (loss) per share by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings
         (loss) per share computation uses the weighted average number of shares outstanding adjusted for incremental shares attributed to dilutive outstanding options to purchase common stock and non-vested restricted stock awards. The diluted share base for the year ended December 31, 2000 excludes incremental shares of 10,488 related to employee stock options and restricted stock awards that are antidilutive as a result of the Company's net loss for that period.

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

         The Company uses interest rate Swap agreements to manage its interest rate exposure. The Company specifically designated these agreements as hedges of debt instruments and recognized interest differentials as adjustments to interest expense in the period the differentials occur. Under the interest rate Swap agreements, the Company agreed with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. At December 31, 2001, the Company estimated the fair value of the interest rate Swap agreements using quotes from counterparties. The fair value of the agreements represented the cash effect if the Company had settled the agreements on that date. On April 23, 2002, the Company settled its outstanding interest rate Swap agreement for $1.6 million. See Note 4 and Note 8 of these consolidated financial statements.

         New Accounting Pronouncements

         On September 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. The implementation had no material impact on the Company's consolidated financial position or results of operation.

         SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January 1, 2003, and determined that this statement did not have a material impact on its consolidated financial position or results of operations.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4 and as a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also updates and amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company implemented SFAS No. 145 on January 1, 2003, and determined that this statement did not have a material impact on its consolidated financial statements.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure requirements of this statement as of December 31, 2002. See Note 1 to the Consolidated Financial Statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. See Notes 4 and 9 to the consolidated financial statements. The Company will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has not determined the impact that the adoption of the recognition/measurement provisions will have on its consolidated financial position or results of operations.

         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46"). FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company does not expect that the adoption of FIN 46 will have a material impact on its consolidated financial position or results of operations.

         Reclassifications

         Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2002. Such reclassifications include an adjustment to increase operating revenues and direct expenses by $5.4 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. This reclassification did not affect income (loss) before taxes, net earnings (loss), or earnings (loss) per share for any periods.

(2)      SPECIAL CHARGES

         Special Charges recorded in the year ended December 31, 2000 consisted of the following:

                                                                                 Year Ended
                                                                           -----------------------
         Description                                                          December 31, 2000
                                                                           -----------------------
                                                                           (Thousands of dollars)
         Severance and related costs (Approximately
             120 employees)                                                     $     1,106
         Impairment of property and equipment                                           782
         Impairment of certain foreign based joint ventures                           1,683
                                                                                -----------
                  Total                                                         $     3,571
                                                                                ===========

         During the year ended December 31, 2000, in connection with management's decision to reduce costs, and to recognize the impairment of certain assets, the Company recorded Special Charges of $3.6 million ($2.5 million on an after tax basis or $0.48 per diluted share). Additionally, the Company recorded a $4.3 million charge for the write-down of inventory, included in direct expenses, as a result of an analysis of its overhaul and maintenance operations including requirements for its fleet. At December 31, 2002 and December 31, 2001, the Company carried a liability of $0.3 million and $0.3 million respectively, for the remainder of the severance. The Company expects to pay the remaining severance liability, covering two employees, over the next eight months.

(3)      PROPERTY AND EQUIPMENT

         The following table summarizes the Company's property and equipment at December 31, 2002 and December 31, 2001.

                                          DECEMBER 31,      DECEMBER 31,
                                              2002              2001
                                         ---------------   ---------------
                                              (Thousands of dollars)
         Flight equipment                $       324,476   $       190,425
         Other                                    48,696            38,044
                                         ---------------   ---------------
                                                 373,172           228,469
         Less accumulated depreciation          (120,595)         (106,301)
                                         ---------------   ---------------
            Property and equipment, net  $       252,577   $       122,168
                                         ===============   ===============

         Property and equipment at December 31, 2002 and 2001 included aircraft with a net book value of $4.3 million and $5.8 million, respectively that was held for sale.

         During 2002, the Company used $118.1 million of proceeds from the issuance of the Notes to acquire aircraft that it had previously leased.

 (4)     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations at December 31, 2002 and December 31, 2001 consisted of the following:


                                                           DECEMBER 31,    DECEMBER 31,
                                                               2002            2001
                                                          --------------  --------------
                                                               (Thousands of dollars)

         9 3/8% Senior Unsecured Notes                    $      200,000  $           --
         Secured term loan notes with principal lending
            group                                                     --          19,000
         Secured notes under revolving credit facilities
            with principal lending group                              --          44,500
         Capitalized lease obligations                                --           3,077
         Other                                                        --              39
                                                          --------------  --------------
         Total debt                                              200,000          66,616
         Less current maturities                                      --          (7,944)
                                                          --------------  --------------
         Long-term debt                                   $      200,000  $       58,672
                                                          ==============  ==============

         Maturities of long-term debt are as follows:

                                              (Thousands
                                             of dollars)
                                             ------------
2003                                         $        --
2004                                                  --
2005                                                  --
2006                                                  --
2007                                                  --
Thereafter                                        200,000
                                             ------------
    Total                                    $    200,000
                                             ============

         On April 23, 2002, the Company issued Senior Unsecured Notes (the "Notes") of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2002, the Company was in compliance with these covenants.

         The proceeds of the Notes were used to retire existing bank debt, interest rate Swap agreements, and to purchase 101 aircraft previously under lease. As of December 31, 2002, the Company had used $186.3 million of the proceeds as follows (in thousands):

         Pay amounts outstanding under the Terminated Loan Agreement:
                  Revolving credit facility                              $    44,500
                  Term debt facility                                          16,271
         Acquisition of 101 aircraft from leasing companies and
            financial institutions:
                  Capital leases                                               2,679
                  Operating leases                                           115,397
         Settlement of interest rate swap agreements                           1,575
         Fees and expenses related to the issue of the Notes                   5,835
                                                                         -----------
                 Total                                                   $   186,257
                                                                         ===========

         Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and "LIBOR" rate borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company will pay an annual 0.375% commitment fee on the unused portion of the revolving credit facility. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. At December 31, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

         The Company is subject to certain financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions including a restriction on purchases of the Company's stock and payment of dividends. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of December 31, 2002, the Company was in compliance with these covenants.

         The following table presents the non-cash investing and financing activities for the years ended December 31, 2002 2001, 2000.

                                                        YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2002            2001           2000
                                                      --------------  --------------  --------------
                                                                   (Thousands of dollars)
         Fair value of assets acquired under capital
             leases, net of cash received             $           --  $        2,096  $        2,319
         Cash paid for assets                                     --              --              --
                                                      --------------  --------------  --------------
         Capital leases assumed                       $           --  $        2,096  $        2,319
                                                      ==============  ==============  ==============

         As discussed in Note 1, the Company uses derivative instruments on a limited basis to manage risks related to interest rates. At December 31, 2001, the Company had interest rate Swap agreements, which were contracts to fix interest rates associated with the Company's bank debt, with notional amounts totaling $40.0 million that served to convert an equal amount of variable rate long-term debt to fixed rates. The Swap agreements were scheduled to mature in 2003 and required the Company to pay a weighted-average interest rate of 5.78% over their composite lives and to receive a variable rate, which was 4.77% at December 31, 2001. Using the accrual/settlement method of accounting, the Company recorded the net amount to be received or paid under the Swap agreements as part of interest expense in the Consolidated Statements of Operations. The interest rate Swap agreements had the effect of increasing interest expense by $0.5 million, $0.6 million, and $0.3 million, for years ended December 31, 2002, 2001, and 2000, respectively. On April 23, 2002, the Company settled its outstanding interest rate Swap agreements for $1.6 million.

         Cash paid for interest, net of amounts paid or received in connection with the interest rate Swap agreements, was $11.9 million, $6.6 million, and $5.8 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

(5)      INCOME TAXES

         Income tax expense (benefit) is composed of the following:

                                          YEAR ENDED       YEAR ENDED       YEAR ENDED
                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                             2002              2001             2000
                                         --------------   --------------   --------------
                                                      (Thousands of dollars)
         Current:
              Federal                    $       (2,009)  $        5,645   $       (2,013)
              State                                 (79)             308             (447)
              Foreign                               916              904              817
         Deferred - principally Federal           7,325             (385)          (3,858)
                                         --------------   --------------   --------------
               Total                     $        6,153   $        6,472   $       (5,501)
                                         ==============   ==============   ==============


         Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                                              YEAR ENDED           YEAR ENDED             YEAR ENDED
                                           DECEMBER 31, 2002    DECEMBER 31, 2001      DECEMBER 31, 2000
                                         --------------------  --------------------  ---------------------
                                                 (Thousands of dollars, except percentage amounts)
                                            Amount        %        Amount       %        Amount        %
                                         --------------  ----  --------------  ----  --------------   ----
         Income taxes at statutory rate  $        5,231    34  $        5,947    34  $       (6,050)   (34)
         Increase (decrease) in taxes
           resulting from:
           Effect of state income taxes             615     4             472     3            (356)    (2)
           Other items - net                        307     2              53    --             905      5
                                         --------------  ----  --------------  ----  --------------   ----
               Total                     $        6,153    40  $        6,472    37  $       (5,501)   (31)
                                         ==============  ====  ==============  ====  ==============   ====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 2002             2001
                                                             --------------   --------------
                                                                  (Thousands of dollars)
         Deferred tax assets:
            Deferred compensation                            $        1,125   $           --
            Tax credits                                               1,214            1,751
            Vacation accrual                                          1,593            2,541
            Inventory valuation                                       1,784            2,089
            Workman's compensation reserve                              130              100
            Deferred gains                                               --            1,917
            Allowance for uncollectible accounts                         --              792
            Other                                                     1,881            2,084
            Net operating loss                                        3,685               --
                                                             --------------   --------------
              Total deferred tax assets                              11,412           11,274
                                                             --------------   --------------
         Deferred tax liabilities:
            Tax depreciation in excess of book depreciation         (31,683)         (23,764)
            Other                                                      (574)          (1,043)
            Allowance for uncollectible accounts                        (13)              --
                                                             --------------   --------------
              Total deferred tax liabilities                        (32,270)         (24,807)
                                                             --------------   --------------
                  Net deferred tax liabilities               $      (20,858)  $      (13,533)
                                                             ==============   ==============

         No valuation allowance was recorded against the deferred tax assets because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences. At December 31, 2002 and 2001, other current assets include $3.4 million and $4.1 million, respectively, of deferred tax assets.

         For Federal income tax purposes, the Company has foreign tax credits of approximately $1.2 million, which expire in 2005 through 2007. The Company also has net operating loss carryforwards ("NOLs"), of approximately $9.8 million that, if not used will expire in 2022. Additionally, for state income tax purposes, the Company has NOLs of approximately $13.6 million available to reduce future state income taxable income. These NOLs expire in varying amounts beginning in 2011 through 2022.

         Income taxes paid were approximately $4.6 million, $0.6 million and $4.9 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The Company received net income tax refunds of approximately $1.6 million, $0.2 million and $2.2 million during the years ended December 31, 2002, 2001 and 2000, respectively.

(6)      EMPLOYEE BENEFIT PLANS

         Savings and Retirement Plans

         The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee's salary deferral contribution, not to exceed 3% of the employee's compensation. The Company's contributions were $4.5 million for the years ended December 31, 2002 and December 31, 2001, and $4.1 million for the year ended December 31, 2000.

         The Company maintains a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides certain senior management with supplemental retirement and death benefits at age 65. The SERP plan provides supplemental retirement benefits that are based each participant's salary at the time of entrance into the plan. Occasionally, the Company's board of directors may increase certain individuals' benefits. The benefit is one-third of each participant's annual salary of $200,000 or less, plus one-half of each participant's annual salary that is in excess of $200,000, if applicable. The plan does not provide for automatic benefit increases. During 2000, the Company's board of directors amended the plan to provide for partial vesting. The Company recorded the following plan costs for the years ended December 31, 2002, 2001, and 2000.

                                                  YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------
                                           2002             2001             2000
                                       --------------   --------------   --------------
                                                    (Thousands of dollars)
         Service cost                  $          268   $          356   $          320
         Interest cost                            110              122              116
         Recognized actuarial gain                (42)             (42)              --
                                       --------------   --------------   --------------
               Net periodic plan cost             336   $          436   $          436
                                       ==============   ==============   ==============

         The benefit obligation, funded status, assumptions of the plan on December 31, 2002 and 2001 were as follows:

                                                                                      DECEMBER 31,
                                                                          --------------------------------
                                                                               2002              2001
                                                                          --------------    --------------
                                                                                (Thousands of dollars)
                  Change in benefit obligation:
                     Benefit obligation at the beginning of the year      $        1,659    $        1,650
                     Service cost                                                    268               356
                     Interest cost                                                   110               122
                     Actuarial (gain) loss                                           155              (469)
                     Benefits paid                                                  (112)               --
                                                                          --------------    --------------
                       Benefit obligation at the end of the year                   2,080             1,659
                                                                          --------------    --------------

                  Reconciliation of funded status:
                     Unfunded status                                              (2,080)           (1,659)
                     Unrecognized actuarial gain                                    (345)             (541)
                                                                          --------------    --------------
                       Total liability included in other long-term
                          liabilities on the consolidated balance sheets  $       (2,425)   $       (2,200)
                                                                          ==============    ==============

                  Weighted average assumptions:
                     Discount rate                                                  5.15%             6.15%
                     Employee turnover/early retirement rate                          --                --

         The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts in anticipation of using the life insurance's cash values and death benefits to help fulfill the obligations of the plan. The Company may sell or redeem the contracts at any time without any obligation to the plan participants. During each of the years ended December 31, 2002, 2001, and 2000, the Company recorded expenses of less than $0.1 million related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.4 million at December 31, 2002 and 2001.

         The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and unfunded. However, the Company has established a book reserve account for each participant, which is deemed to be invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. The Company has deposited funds in a brokerage account equal to amounts deferred under the plan. The Company may sell or redeem the investments at any time without any obligation to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding book reserve accounts are included in other assets. Aggregate amounts deferred under the plans at December 31, 2002 and 2001 are $0.6 million and $0.8 million, respectively.

         In 2002, the Company terminated its Director Deferred Compensation Plan. The unfunded plan permitted all directors to defer a portion of their compensation. At December 31, 2001, other long-term liabilities included $0.1 million for amounts payable under the plan, which the Company paid in 2002.

         Stock Based Compensation

         Under the PHI 1995 Incentive Plan (the "1995 Plan"), the Company is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. The exercise prices of the stock option grants are equal to the fair market value of the underlying stock at the date of grant. The 1995 Plan also allows awards under the plan to fully vest upon a change in control of the Company. In September of 2001, the Company underwent a change of control as defined in the 1995 plan and as a result, all awards issued prior to the change of control became fully vested.

         During the year ended December 31, 2001, the Company granted 20,000 non-voting restricted shares and 150,000 non-voting stock options under the 1995 Plan. The non-voting restricted shares had a fair value of $11.06 on the date of issue and became unrestricted during 2001. The non-voting stock options are 100% vested and expire on September 1, 2010. During the years ended December 31, 2002 and December 31, 2000, the Company did not issue any shares, options or rights under the 1995 Plan.

         At December 31, 2002, there were 116,520 voting shares and 190,876 non-voting shares available for issuance under the 1995 Plan. The Company recorded $0.3 million of compensation expense related to the 1995 Plan in each of the years ended December 31, 2002 and 2001 and $0.1 million of compensation expense related to the 1995 Plan in the year ended December 31, 2000. There was no unearned stock compensation expense at December 31, 2002.

         During 2001, the Company's Board of Directors repealed the Directors Stock Compensation Plan (the "Director's Plan"). Previously, under the Directors Plan, each non-employee director ("Director") received his or her annual retainer in the form of PHI's non-voting common stock. Each Director could voluntarily defer all or a portion of the stock awards or fees otherwise payable. The Directors Plan also provided for the automatic annual grant of options to Directors to purchase 2,000 shares of non-voting common stock. During 2001, The Company issued no stock or deferred stock awards under the plan. The Company issued 547 shares and 2,388 deferred stock awards during the year ended December 31, 2000. The Company issued no stock options under the plan during 2001. During the year ended December 31, 2000, the Company issued 4,165 options to purchase non-voting common stock.

         The following table summarizes employee and director stock option activities for the years ended December 31, 2002, 2001, and 2000. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

                                                         1995 Plan Options
                                    Director      ----------------------------                           Weighted
                                     Plan -                            Non-                               Average
                                  Non-Voting         Voting          Voting           Total           Exercise Price
                                 ------------     ------------     -----------     -----------        --------------
Balance outstanding at
  December 31, 1999                    16,000           58,480         217,717         292,197             11.95
Options granted                         4,165               --              --           4,165              8.38
Options lapsed/canceled                    --               --          (2,000)         (2,000)            12.75
                                 ------------     ------------     -----------     -----------
Balance outstanding at
  December 31, 2000                    20,165           58,480         215,717         294,362             11.89
Options granted or reinstated              --               --         154,853         154,853             10.98
Options lapsed/canceled                    --               --          (9,250)         (9,250)            12.75
Options exercised                          --          (58,480)         (1,250)        (59,730)            12.35
                                 ------------     ------------     -----------     -----------
Balance outstanding at
  December 31, 2001                    20,165               --         360,070         380,235             11.43
Options settled for cash                   --               --         (17,730)        (17,730)            11.44
Options lapsed/canceled                    --               --          (4,853)         (4,853)             8.50
Options exercised                     (20,165)              --         (92,864)       (113,029)            11.22
                                 ------------     ------------     -----------     -----------
Balance outstanding at
  December 31, 2002                        --               --         244,623         244,623             11.58
                                 ============     ============     ===========     ===========
Shares exercisable at
  December 31, 2002                        --               --         244,623         244,623             11.58
                                 ============     ============     ===========     ===========      ============
  December 31, 2001                    20,165               --         360,070         380,235             11.43
                                 ============     ============     ===========     ===========      ============
  December 31, 2000                     6,000           35,980         101,717         143,697             11.02
                                 ============     ============     ===========     ===========      ============

         The following table summarizes information about stock options outstanding as of December 31, 2002. All of the outstanding stock options are exercisable.

        Options Outstanding and Exercisable
                     Remaining
     Number         Contractual         Exercise
  Outstanding       Life (Years)         Price
----------------- ----------------- ----------------
       20,123             2.4          $    8.50
      150,000             7.7              11.06
       59,500             6.5              12.75
       15,000             5.8              16.25
     --------
      244,623             6.8(1)           11.58(1)
     ========

     (1)  Weighted Average

         Incentive Compensation

         During 2002, the Company implemented an incentive plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax, net of incentive compensation. Pursuant to the incentive plan for non-executives, the Company recorded $0.9 million of compensation expense in 2002 and a related liability in accrued liabilities at December 31, 2002.

         During 2002, the Company recorded $1.1 million of compensation expense for a discretionary incentive bonus paid to certain executive employees.

         For the year ended December 31, 2001, the Company recorded $1.3 million of compensation expense for a discretionary incentive bonus it paid in 2002 to non-represented employees.

 (7)     OTHER ASSETS

         The following table summarizes the Company's other assets at December 31, 2002 and 2001.

                                                DECEMBER 31,    DECEMBER 31,
                                                    2002            2001
                                               --------------  --------------
                                                   (Thousands of dollars)
         Receivable from Clintondale, net      $           --  $          899
         Security deposits on aircraft leases              --           3,543
         Prepaid rent                                   3,683           3,996
         Deferred financing cost                        5,404             443
         Other                                          1,192           1,970
                                               --------------  --------------
            Total                              $       10,279  $       10,851
                                               ==============  ==============

         In December 2000, the Company initiated discussions to exit its 50% ownership interest in Clintondale Aviation, Inc. ("Clintondale"), a New York corporation that operated helicopters and fixed-wing aircraft primarily in Kazakhstan. PHI also leased four aircraft to Clintondale. In conjunction with the plan, the Company recorded an impairment charge of $1.7 million to its investment in and advances to Clintondale.

         In June 2001, the Company continued its exit plan and executed an agreement for the sale of its 50% equity interest and related assets. The Company received a promissory note for $3.1 million from Clintondale in exchange for the previously leased four aircraft, certain amounts receivable from Clintondale, and the Company's 50% equity interest. The promissory note was secured by a lien on the four aircraft and was recorded at its estimated net realizable value of $1.8 million based on the fair value of the collateral aircraft. No gain or loss was recognized during 2001 related to this exchange as the impairment charge recorded during December 2000 was based on the estimated fair value of the collateral aircraft.

         As a result of the tragic events that occurred on September 11, 2001, the Company reassessed Clintondale's financial ability to repay the note receivable based on their reduced operations in Kazakhstan and therefore recorded an additional provision of $0.6 million in the third quarter of 2001 against the note receivable.

         During 2002, the Company entered into a final agreement and received $1.2 million from Clintondale, resulting in a settlement that was $0.7 million better than previously estimated, which is included in the results of operations (in "Other") during 2002.

         The Company maintained security deposits with lessors for aircraft it previously leased. The security deposits were refunded to the Company with the purchase of those aircraft in 2002.

         During 2001, the Company funded $4.0 million of the construction cost of a new principal operating facility leased by the Company. The lease provides that the amounts funded by PHI will reduce PHI's monthly lease payments ratably for the first 10 years of the lease. The unamortized balance is presented in the table above as prepaid rent and will amortize ratably through 2011.

 (8)     FINANCIAL INSTRUMENTS

         Fair Value - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2002 and December 2001. The table excludes cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, all of which had fair values approximating carrying amounts.

                                               DECEMBER 31, 2002             DECEMBER 31, 2001
                                          ----------------------------  ----------------------------
                                            Carrying       Estimated     Carrying       Estimated
                                             Amount       Fair Value      Amount       Fair Value
                                                            (Thousands of dollars)
           Long-term debt and capital
              lease obligations             $ 200,000       $209,000     $  66,616     $  66,616
           Interest rate swaps
               asset (liability)                  --              --        (2,030)       (2,030)


         At December 31, 2002, the fair value of long-term debt is based on quoted market indications. At December 2001, the fair value of long-term debt and capital lease obligations approximates its carrying amount. The fair value of the interest rate Swap agreements is an estimate based on quotes from counterparties and approximates the amount that the Company would pay to cancel the contracts on the reporting date. Effective January 1, 2001, the Company began accounting for its interest rate Swap agreements in accordance with SFAS No. 133, as amended, and recorded the fair market value of the Swap agreements in other long-term liabilities on the balance sheet at December 31, 2001. See Note 4.

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

                               YEAR ENDED              YEAR ENDED             YEAR ENDED
                              DECEMBER 31,            DECEMBER 31,           DECEMBER 31,
                                 2002                     2001                   2000
                              ------------            ------------           ------------
                                                 (Thousands of dollars)
         Aircraft             $      5,604            $     16,994           $     15,773
         Other                       2,909                   2,977                  2,548
                              ------------            ------------           ------------
             Total            $      8,513            $     19,971           $     18,321
                              ============            ============           ============

         During 2002, the Company acquired 99 aircraft that it had previously leased under operating leases. See Notes 3 and 4. The Company began leasing a new principal operating facility for twenty years, effective September 2001. Under the terms of the new facility lease, PHI funded $4.0 million of construction costs, which reduces PHI's monthly lease payments and expense ratably through 2011. The unamortized balance at December 31, 2002 is $3.7 million. The lease expires in 2021 and has three five-year renewal options.

         The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operation facility lease.

                                          Aircraft        Other
                                         ----------      ---------
                                          (Thousands of dollars)
                        2003             $    1,136      $   1,182
                        2004                    884          1,058
                        2005                    884            959
                        2006                    884            722
                        2007                    884            447
                        Thereafter            2,438         10,132
                                         ----------      ---------
                                         $    7,110      $  14,500
                                         ==========      =========

         Environmental Matters - The Company has an aggregate estimated liability of $1.5 million as of December 31, 2002 for environmental remediation costs that are probable and estimable. In the fourth quarter of 2002, the Company reduced its recorded estimated liability by $0.3 million as the result of a re-evaluation of environmental exposure at all of its operating sites and lowered remediation cost estimates primarily at its Morgan City, Louisiana facility. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

         Legal Matters - The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial statements.

         Purchase Commitments - At December 31, 2002, the Company had commitments of $7.9 million for the upgrade of certain aircraft, building construction, and purchase of other equipment. The Company expects to complete the purchase commitments during 2003.

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

         The Domestic Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. Prior to 2001, the Domestic Oil and Gas segment also provided helicopter services to certain domestic governmental agencies involved with forest-fire fighting activities. The International segment provides helicopters in various foreign countries to oil and gas customers, and certain US governmental agencies. The Aeromedical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's Air Evac subsidiary is included in the Aeromedical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers and for an existing long-term contract with one customer.

         Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

         The following table shows information about the profit or loss and assets of each of the Company's reportable segments for the years ended December 31, 2002, 2001, and 2000. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, equity in losses of unconsolidated subsidiaries, other income, interest expense, and corporate selling, general, and administrative costs to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company's consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investments, other current assets, and certain property, plant, and equipment.

                                           YEAR ENDED       YEAR ENDED       YEAR ENDED
                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                              2002             2001             2000
                                         --------------   --------------   --------------
                                                       (Thousands of dollars)
         OPERATING REVENUES:
              Domestic Oil and Gas       $      189,480   $      190,991   $      153,831
              International                      22,474           22,634           21,703
              Aeromedical                        48,664           47,493           44,282
              Technical Services                 23,133           21,319           17,027
                                         --------------   --------------   --------------
                  TOTAL                  $      283,751   $      282,437   $      236,843
                                         ==============   ==============   ==============

         OPERATING PROFIT (1):
              Domestic Oil and Gas       $       26,974   $       29,059   $        1,502
              International                       1,760              712             (111)
              Aeromedical                        12,463            1,503             (155)
              Technical Services                  4,297            3,490             (550)
                                         --------------   --------------   --------------
                  NET SEGMENT OPERATING
                      PROFIT (LOSS)              45,494           34,764              686
         OTHER, NET (2)                           2,261            2,812            3,247
         INTEREST EXPENSE                       (17,250)          (6,190)          (5,813)
         UNALLOCATED COSTS                      (15,121)         (13,894)         (15,915)
                                         --------------   --------------   --------------
         EARNINGS (LOSS) BEFORE TAXES    $       15,384   $       17,492   $      (17,795)
                                         ==============   ==============   ==============

         EXPENDITURES FOR LONG-LIVED
           ASSETS (3)
              Domestic Oil and Gas       $      144,973   $       24,201   $       21,879
              International                       1,996            2,067            5,291
              Aeromedical                        10,072            2,373              621
              Technical Services                     16              462              190
              Corporate                           2,370              399              198
                                         --------------   --------------   --------------
                  TOTAL                  $      159,427   $       29,502   $       28,179
                                         ==============   ==============   ==============

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                         2002            2001            2000
                                    --------------  --------------  --------------
                                                (Thousands of dollars)
          DEPRECIATION AND
           AMORTIZATION
              Domestic Oil and Gas  $       15,676  $        9,825  $        8,537
              International                  1,638           1,250           1,262
              Aeromedical                    2,347           2,487           2,483
              Technical Services               102             331             246
              Corporate                      1,285           1,189           1,185
                                    --------------  --------------  --------------
                  TOTAL             $       21,048  $       15,082  $       13,713
                                    ==============  ==============  ==============

         ASSETS
              Domestic Oil and Gas  $      250,215  $      148,616  $      151,820
              International                 14,994          19,912          27,281
              Aeromedical                   30,796          23,328          24,274
              Technical Services            23,076          13,704          12,443
              Corporate                     47,626          20,085           6,937
                                    --------------  --------------  --------------
                  TOTAL             $      366,707  $      225,645  $      222,755
                                    ==============  ==============  ==============

         (1) Includes special charges as discussed in Note 2 - Special Charges of the Consolidated Financial Statements.

         (2) Includes gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

         (3) Includes the acquisition of aircraft from leasing companies and financial institutions as discussed in Note 4.

       The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                      2002            2001            2000
                                 --------------  --------------  --------------
                                              (Thousands of dollars)
         OPERATING REVENUES:
              United States      $      261,277  $      259,803  $      215,140
              International              22,474          22,634          21,703
                                 --------------  --------------  --------------
                  TOTAL          $      283,751  $      282,437  $      236,843
                                 ==============  ==============  ==============

         LONG-LIVED ASSETS:
              United States      $      242,883  $      105,703  $      110,615
              International               9,694          16,465          21,241
                                 --------------  --------------  --------------
                  TOTAL          $      252,577  $      122,168  $      131,856
                                 ==============  ==============  ==============

(11)     RELATED PARTY TRANSACTIONS

         In 2002, the Company leased a fixed wing aircraft from Al A. Gonsoulin, Chairman of the Board, for total lease payments of $386,000. In the latter part of 2002, the Company purchased the aircraft from Mr. Gonsoulin for $695,000. The purchase of the aircraft was reviewed and approved by the Audit Committee.

(12)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The summarized quarterly results of operations for the years ended December 31, 2002 and December 31, 2001 (in thousands of dollars, except per share data) are as follows:

                                                                     QUARTER ENDED
                                    --------------------------------------------------------------------------------
                                        MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                          2002                 2002                 2002                2002
                                    ------------------  -------------------  -------------------  ------------------
                                                      (Thousands of dollars, except per share data)
     Operating revenues               $     68,179        $     71,136         $     69,664         $     74,772
     Gross profit                            8,765              12,629               14,419               12,749
     Net earnings                            2,028               1,580                3,310                2,313
     Net earnings per share
      Basic                                   0.38                0.30                 0.62                 0.43
      Diluted                                 0.38                0.29                 0.61                 0.42

                                                                  QUARTER ENDED
                                      --------------------------------------------------------------------------
                                       MARCH 31,            JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                         2001                 2001                 2001                2001
                                      ------------        ------------         -------------        ------------
                                                    (Thousands of dollars, except per share data)
     Operating revenues               $     64,434        $     69,720         $     75,123         $     73,160
     Gross profit                            4,443               9,744               13,128               11,584
     Net earnings                               46               2,760                4,758                3,456(1)
     Net earnings per share
      Basic                                   0.01                0.53                 0.92                 0.66(1)
      Diluted                                 0.01                0.52                 0.90                 0.65(1)

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

(13)     SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                        DECEMBER 31, 2002
                                                       -------------------------------------------------------
                                                        PARENT
                                                        COMPANY       GUARANTOR
                                                          ONLY       SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                       ------------  ------------  ------------   ------------
                             ASSETS
         Current Assets:
             Cash and cash equivalents                 $     17,652  $         22  $         --   $     17,674
             Accounts receivable - net of allowance          36,488         4,325            --         40,813
             Inventory                                       37,232           143            --         37,375
             Other current assets                             5,743            10            --          5,753
             Refundable income taxes                          2,236            --            --          2,236
                                                       ------------  ------------  ------------   ------------
                Total current assets                         99,351         4,500            --        103,851

         Investment in subsidiaries and other                20,958        14,036       (24,715)        10,279
         Property and equipment, net                        248,982         3,595            --        252,577
                                                       ------------  ------------  ------------   ------------
                    Total Assets                       $    369,291  $     22,131  $    (24,715)  $    366,707
                                                       ============  ============  ============   ============

                         LIABILITIES AND
                      SHAREHOLDERS' EQUITY
         Current Liabilities:
             Accounts payable and accrued liabilities  $     33,114  $      3,314  $     (9,763)  $     26,665
             Accrued vacation payable                         3,675           256            --          3,931
             Income taxes payable                                --           504            --            504
                                                       ------------  ------------  ------------   ------------
                Total current liabilities                    36,789         4,074        (9,763)        31,100

         Long-term debt net of current maturities           200,000            --            --        200,000
         Deferred income taxes and other long-term
           liabilities                                       27,648         2,817           288         30,753
         Shareholders' Equity:
             Paid-in capital                                 15,600         4,402        (4,402)        15,600
             Retained earnings                               89,254        10,838       (10,838)        89,254
                                                       ------------  ------------  ------------   ------------
                Total shareholders' equity                  104,854        15,240       (15,240)       104,854
                                                       ------------  ------------  ------------   ------------
                      Total Liabilities and
                        Shareholders' Equity           $    369,291  $     22,131  $    (24,715)  $    366,707
                                                       ============  ============  ============   ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                           DECEMBER 31, 2001
                                                   ----------------------------------------------------------------
                                                      PARENT
                                                      COMPANY         GUARANTOR
                                                       ONLY          SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                   --------------   --------------  --------------   --------------
                           ASSETS
         Current Assets:
             Cash and cash equivalents             $        5,422   $           13  $           --   $        5,435
             Accounts receivable - net of
               allowance                                   42,844            4,166              --           47,010
             Inventory                                     34,382               --              --           34,382
             Other current assets                           5,764               35              --            5,799
                                                   --------------   --------------  --------------   --------------
                Total current assets                       88,412            4,214              --           92,626

         Investment in subsidiaries and other              16,138            4,635          (9,922)          10,851
         Property and equipment, net                      118,401            3,767              --          122,168
                                                   --------------   --------------  --------------   --------------
                    Total Assets                   $      222,951   $       12,616  $       (9,922)  $      225,645
                                                   ==============   ==============  ==============   ==============

                       LIABILITIES AND
                    SHAREHOLDERS' EQUITY
         Current Liabilities:
             Accounts payable and accrued
                liabilities                        $       25,986   $        4,193  $       (1,932)  $       28,247
             Accrued vacation payable                       6,777              243              --            7,020
             Income taxes payable                           2,428               --              --            2,428
             Current maturities of long-term debt
               and capital lease obligations                7,944               --              --            7,944
                                                   --------------   --------------  --------------   --------------
                Total current liabilities                  43,135            4,436          (1,932)          45,639

         Long-term debt and capital lease
           obligations, net of current maturities          58,672               --              --           58,672
         Deferred income taxes and
           other long-term liabilities                     29,272               --             190           29,462
         Shareholders' Equity:
             Paid-in capital                               13,853            4,403          (4,403)          13,853
             Accumulated other comprehensive
               income (loss)                               (2,030)              --              --           (2,030)
             Retained earnings                             80,049            3,777          (3,777)          80,049
                                                   --------------   --------------  --------------   --------------
                Total shareholders' equity                 91,872            8,180          (8,180)          91,872
                                                   --------------   --------------  --------------   --------------
                      Total Liabilities and
                        Shareholders' Equity       $      222,951   $       12,616  $       (9,922)  $      225,645
                                                   ==============   ==============  ==============   ==============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                       PARENT
                                                       COMPANY         GUARANTOR
                                                        ONLY          SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    --------------   --------------   --------------   --------------
                                                                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                                    -----------------------------------------------------------------
         Operating revenues                         $      230,031   $       53,720   $           --   $      283,751
         Management fees                                     5,447               --           (5,447)              --
         Gain on dispositions of property and
           equipment                                           586               --               --              586
         Other                                               1,335              340               --            1,675
                                                    --------------   --------------   --------------   --------------
                                                           237,399           54,060           (5,447)         286,012
                                                    --------------   --------------   --------------   --------------
         Expenses:
              Direct expenses                              200,085           35,104               --          235,189
              Management fees                                   --            5,447           (5,447)              --
              Selling, general, and administrative          16,358            1,831               --           18,189
              Equity in net income of consolidated
                 subsidiaries                               (7,061)              --            7,061               --
              Interest expense                              17,192               58               --           17,250
                                                    --------------   --------------   --------------   --------------
                                                           226,574           42,440            1,614          270,628
                                                    --------------   --------------   --------------   --------------

         Earnings before income taxes                       10,825           11,620           (7,061)          15,384
         Income taxes                                        1,594            4,559               --            6,153
                                                    --------------   --------------   --------------   --------------

         Net earnings                               $        9,231   $        7,061   $       (7,061)  $        9,231
                                                    ==============   ==============   ==============   ==============

                                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                                    -----------------------------------------------------------------
         Operating revenues                         $      231,934   $       50,503   $           --   $      282,437
         Management fees                                     5,195               --           (5,195)              --
         Gain on dispositions of property and
           equipment                                         1,351               --               --            1,351
         Other                                               1,417               44               --            1,461
                                                    --------------   --------------   --------------   --------------
                                                           239,897           50,547           (5,195)         285,249
                                                    --------------   --------------   --------------   --------------
         Expenses:
              Direct expenses                              202,143           41,395               --          243,538
              Management fees                                   --            5,195           (5,195)              --
              Selling, general, and administrative          16,434            1,595               --           18,029
              Equity in net income of consolidated
                  subsidiaries                              (1,354)              --            1,354               --
              Interest expense                               5,951              239               --            6,190
                                                    --------------   --------------   --------------   --------------
                                                           223,174           48,424           (3,841)         267,757
                                                    --------------   --------------   --------------   --------------

         Earnings before income taxes                       16,723            2,123           (1,354)          17,492
         Income taxes                                        5,703              769               --            6,472
                                                    --------------   --------------   --------------   --------------

         Net earnings                               $       11,020   $        1,354   $       (1,354)  $       11,020
                                                    ==============   ==============   ==============   ==============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                               PARENT
                                               COMPANY          GUARANTOR
                                                ONLY           SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                            --------------    --------------    --------------    --------------
                                                           FOR THE YEAR ENDED DECEMBER 31, 2000
                                            --------------------------------------------------------------------
Operating revenues                          $      193,931    $       42,912    $           --    $      236,843
Management fees                                      4,424                --            (4,424)               --
Gain on dispositions of property and
  equipment                                          2,825             1,138                --             3,963
                                            --------------    --------------    --------------    --------------
                                                   201,180            44,050            (4,424)          240,806
                                            --------------    --------------    --------------    --------------
Expenses:
     Direct expenses                               195,382            34,954                --           230,336
     Management fees                                    --             4,424            (4,424)               --
     Selling, general, and administrative           16,627             1,538                --            18,165
     Equity in net loss of unconsolidated
         subsidiaries                                  716                --                --               716
     Equity in net income of consolidated
         subsidiaries                               (1,850)               --             1,850                --
     Special charges                                 3,571                --                --             3,571
     Interest expense                                5,226               587                --             5,813
                                            --------------    --------------    --------------    --------------
                                                   219,672            41,503            (2,574)          258,601
                                            --------------    --------------    --------------    --------------

Earnings (loss) before income taxes                (18,492)            2,547            (1,850)          (17,795)
Income taxes                                        (6,198)              697                --            (5,501)
                                            --------------    --------------    --------------    --------------

Net earnings (loss)                         $      (12,294)   $        1,850    $       (1,850)   $      (12,294)
                                            ==============    ==============    ==============    ==============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                  PARENT
                                                  COMPANY           GUARANTOR
                                                    ONLY           SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                --------------    --------------    --------------   --------------
                                                              FOR THE YEAR ENDED DECEMBER 31, 2002
                                                -------------------------------------------------------------------
Net cash provided by operating activities       $       39,417    $          112    $           --   $       39,529

Cash flows from investing activities:
    Proceeds from notes receivable                       1,629                --                --            1,629
    Purchase of property and equipment                 (41,247)             (104)               --          (41,351)
    Purchase of aircraft previously leased            (118,076)               --                --         (118,076)
    Proceeds from asset dispositions                     3,263                --                --            3,263
                                                --------------    --------------    --------------   --------------
    Net cash used in investing activities             (154,431)             (104)               --         (154,535)
                                                --------------    --------------    --------------   --------------

Cash flows from financing activities:
    Proceeds from long-term debt, net                  194,165                --                --          194,165
    Payments on long-term debt                          (5,845)               --                --           (5,845)
    Payment of long-term debt with bond
        proceeds                                       (60,771)               --                --          (60,771)
    Payment of interest rate swap settlement            (1,575)               --                --           (1,575)
    Proceeds from exercise of stock options              1,271                --                --            1,271
                                                --------------    --------------    --------------   --------------
    Net cash provided by financing activities          127,245                --                --          127,245
                                                --------------    --------------    --------------   --------------

Increase in cash and cash equivalents                   12,231                 8                --           12,239
Cash and cash equivalents, beginning of year             5,422                13                --            5,435
                                                --------------    --------------    --------------   --------------
Cash and cash equivalents, end of year          $       17,653    $           21    $           --   $       17,674
                                                ==============    ==============    ==============   ==============

                                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                -------------------------------------------------------------------
Net cash provided by operating activities       $       18,178    $          502    $           --   $       18,680
                                                --------------    --------------    --------------   --------------

Cash flows from investing activities:
    Purchase of property and equipment                 (29,494)               (8)               --          (29,502)
    Proceeds from asset dispositions                    24,304                --                --           24,304
    Other                                                  350                --                --              350
                                                --------------    --------------    --------------   --------------
    Net cash used in investing activities               (4,840)               (8)               --           (4,848)
                                                --------------    --------------    --------------   --------------

Cash flows from financing activities:
    Proceeds from long-term debt                         2,851                --                --            2,851
    Payments on long-term debt                         (12,350)             (500)               --          (12,850)
     Other                                                 739                --                --              739
                                                --------------    --------------    --------------   --------------
    Net cash used in financing activities               (8,760)             (500)               --           (9,260)
                                                --------------    --------------    --------------   --------------

Increase (decrease) in cash and cash
  equivalents                                            4,578                (6)               --            4,572
Cash and cash equivalents, beginning of year               844                19                --              863
                                                --------------    --------------    --------------   --------------
Cash and cash equivalents, end of year          $        5,422    $           13    $           --   $        5,435
                                                ==============    ==============    ==============   ==============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                 PARENT
                                                 COMPANY           GUARANTOR
                                                   ONLY           SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                               --------------    --------------    --------------   --------------
FOR THE YEAR ENDED DECEMBER 31, 2000

Net cash provided by operating activities      $        8,853    $          498    $           --   $        9,351

Cash flows from investing activities:
    Purchase of property and equipment                (27,903)             (276)               --          (28,179)
    Proceeds from asset dispositions                   19,394             4,748                --           24,142
    Other                                                (974)               --                --             (974)
                                               --------------    --------------    --------------   --------------
    Net cash used in investing activities              (9,483)            4,472                --           (5,011)
                                               --------------    --------------    --------------   --------------

Cash flows from financing activities:
    Proceeds from long-term debt                       23,500                --                --           23,500
    Payments on long-term debt                        (23,676)           (4,964)               --          (28,640)
                                               --------------    --------------    --------------   --------------
    Net cash used in financing activities                (176)           (4,964)               --           (5,140)
                                               --------------    --------------    --------------   --------------

Increase (decrease) in cash and cash
  equivalents                                            (806)                6                --             (800)
Cash and cash equivalents, beginning of year            1,650                13                --            1,663
                                               --------------    --------------    --------------   --------------
Cash and cash equivalents, end of year         $          844    $           19    $           --   $          863
                                               ==============    ==============    ==============   ==============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning Directors required by this item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as
         Item 4. (a) "Executive officers of the registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be included in the Company's definitive information statement in connection with its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days before the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)   1.  Financial Statements
              Included in Part II of this report:
                 Independent Auditors' Reports.
                 Consolidated Balance Sheets - December 31, 2002 and
                 December 31, 2001. Consolidated Statements of Operations for the years ended December 31, 2002, December 31,
                      2001, and December 31, 2000.
                 Consolidated Statements of Shareholders' Equity for the
                      years ended December 31, 2002, December 31, 2001, and December 31, 2000.
                 Consolidated Statements of Comprehensive Income (Loss) for the
                      years ended December 31, 2002, December 31, 2001, and December 31, 2000.
                 Consolidated Statements of Cash Flows for the years ended
                      December 31, 2002, December 31, 2001, and December
                      31, 2000.
                 Notes to Consolidated Financial Statements.

         2.     Financial Statement Schedules
                      Schedule II - Valuation and Qualifying accounts for the
                           years ended December 31, 2002, December 31, 2001, and December 31, 2000.

         3.     Exhibits

         3      Articles of Incorporation and By-laws

         3.1        (i)    Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

                    (ii) By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on Form 10-Q for the quarterly period ended March 31,
                           2002).

         4 Instruments defining the rights of security holders, including indentures

         4.1 Indenture dated April 23, 2002 among Petroleum Helicopters, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI's Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

         4.2      Form of 9 3/8% Senior Note (incorporated by reference to
                  Exhibit 4.1 to PHI's Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

         4.3 Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q for the quarterly period ended June 30, 2002).

         10       Material Contracts

         10.2 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

         10.3 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No
                  10.12 to PHI's Report on Form 10-K dated April 30, 1996).

         10.4 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

         10.5 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated September 30,
                  2000).

         10.6 Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001 (incorporated by reference to Exhibit 10.25 to PHI's Report on Form 10-Q dated June 30, 2001).

         10.7 Officer Deferred Compensation Plan adopted by PHI's Board effective January 1, 2001 (incorporated by reference to Exhibit 10.21 to PHI's Report on Form 10-K dated December 31,
                  2001).

         10.8 Articles of Agreement Between Petroleum Helicopters, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to
                  Exhibit 10.24 to PHI's Report on Form 10-Q dated June 30,
                  2001).

         10.9 Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000 (incorporated by reference to Exhibit
                  10.22 to PHI's Report on Form 10-KA dated December 31, 2001).

         21       Subsidiaries of the Registrant

         23.1     Consent of Deloitte & Touche LLP

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)      Reports on Form 8-K

         None.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                 Additions
                                                                 ----------
                                                 Balance at      Charged to                      Balance at
                                                 Beginning       Costs and                           End
     Description                                   of Year        Expenses       Deductions       of Year
                                                 ---------       ----------      ---------       ----------
Year ended December 31, 2002:
     Allowance for doubtful accounts             $     444        $    249        $    535       $     158
     Allowance for obsolescent inventory             4,340             994             512           4,822

Year ended December 31, 2001:
     Allowance for doubtful accounts             $   2,156        $    107        $  1,819       $     444
     Allowance for obsolescent inventory             3,721             978             359           4,340

Year ended December 31, 2000:
     Allowance for doubtful accounts             $     794        $  1,681        $    319       $   2,156
     Allowance for obsolescent inventory             2,208           3,005           1,492           3,721

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PETROLEUM HELICOPTERS, INC.


                                      By: /s/  Michael J. McCann
                                         --------------------------------------
                                              Michael J. McCann
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     Signature                 Title                         Date
                     ---------                 -----                         ----
 /s/  Al A. Gonsoulin                    Chairman of the Board            March 31, 2003
-----------------------------                and Director
      Al A. Gonsoulin


/s/   Lance F. Bospflug               President, Chief Executive          March 31, 2003
-----------------------------      Officer and Director, (Principal
      Lance F. Bospflug                   Executive Officer)


/s/   Arthur J. Breault, Jr.                   Director                   March 31, 2003
-----------------------------
      Arthur J. Breault, Jr.


/s/   Thomas H. Murphy                         Director                   March 31, 2003
-----------------------------
      Thomas H. Murphy


/s/   Richard H. Matzke                        Director                   March 31, 2003
-----------------------------
      Richard H. Matzke


/s/   C. Russell Luigs                         Director                   March 31, 2003
-----------------------------
      C. Russell Luigs


/s/   Michael J. McCann                 Chief Financial Officer           March 31, 2003
-----------------------------          (Principal Financial and
      Michael J. McCann                Accounting Officer)

                                 CERTIFICATIONS

I, Lance F. Bospflug, certify that:

     1. I have reviewed this annual report on Form 10-K of Petroleum Helicopters, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By: /s/ Lance F. Bospflug
    ----------------------------------------
Lance F. Bospflug
President & Chief Executive Officer

I, Michael J. McCann, certify that:

     1. I have reviewed this annual report on Form 10-K of Petroleum Helicopters, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By: /s/ Michael J. McCann
    ----------------------------------------
Michael J. McCann
Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


(a)   1.  Financial Statements
              Included in Part II of this report:
                 Independent Auditors' Reports.
                 Consolidated Balance Sheets - December 31, 2002 and
                 December 31, 2001. Consolidated Statements of Operations for the years ended December 31, 2002, December 31,
                      2001, and December 31, 2000.
                 Consolidated Statements of Shareholders' Equity for the
                      years ended December 31, 2002, December 31, 2001, and December 31, 2000.
                 Consolidated Statements of Comprehensive Income (Loss) for the
                      years ended December 31, 2002, December 31, 2001, and December 31, 2000.
                 Consolidated Statements of Cash Flows for the years ended
                      December 31, 2002, December 31, 2001, and December
                      31, 2000.
                 Notes to Consolidated Financial Statements.

         2.     Financial Statement Schedules
                      Schedule II - Valuation and Qualifying accounts for the
                           years ended December 31, 2002, December 31, 2001, and December 31, 2000.

         3.     Exhibits

         3      Articles of Incorporation and By-laws

         3.1        (i)    Articles of Incorporation of the Company
                           (incorporated by reference to Exhibit No. 3.1(i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

                    (ii) By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI's Report on Form 10-Q for the quarterly period ended March 31,
                           2002).

         4 Instruments defining the rights of security holders, including indentures

         4.1 Indenture dated April 23, 2002 among Petroleum Helicopters, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI's Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

         4.2      Form of 9 3/8% Senior Note (incorporated by reference to
                  Exhibit 4.1 to PHI's Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

         4.3 Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q for the quarterly period ended June 30, 2002).

         10       Material Contracts

         10.2 The Petroleum Helicopters, Inc. 401(k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI's Report on Form 10-K dated April 30, 1990).

         10.3 Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI's Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No
                  10.12 to PHI's Report on Form 10-K dated April 30, 1996).

         10.4 Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI's Report on Form 10-K dated April 30, 1996).

         10.5 Supplemental Executive Retirement Plan adopted by PHI's Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI's Report on Form 10-Q dated September 30,
                  2000).

         10.6 Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001 (incorporated by reference to Exhibit 10.25 to PHI's Report on Form 10-Q dated June 30, 2001).

         10.7 Officer Deferred Compensation Plan adopted by PHI's Board effective January 1, 2001 (incorporated by reference to Exhibit 10.21 to PHI's Report on Form 10-K dated December 31,
                  2001).

         10.8 Articles of Agreement Between Petroleum Helicopters, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to
                  Exhibit 10.24 to PHI's Report on Form 10-Q dated June 30,
                  2001).

         10.9 Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000 (incorporated by reference to Exhibit
                  10.22 to PHI's Report on Form 10-KA dated December 31, 2001).

         21       Subsidiaries of the Registrant

         23.1     Consent of Deloitte & Touche LLP

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.