Form 10-Q
period 2003-03-31
PETROLEUM HELICOPTERS INC
filed 2003-05-13
CIK 350403

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the quarterly period ended: March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at April 30, 2003
           -----                          -----------------------------
    Voting Common Stock                          2,851,866 shares
  Non-Voting Common Stock                        2,525,722 shares



================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                         Part I - Financial Information


Item 1.       Financial Statements - Unaudited
                  Consolidated Balance Sheets - March 31, 2003 and
                     December 31, 2002 ................................................          3
                  Consolidated Statements of Operations - Three Months
                      Ended March 31, 2003 and 2002 ...................................          4
                  Consolidated Statements of Cash Flows - Three Months
                     Ended March 31, 2003 and 2002 ....................................          5
                  Notes to Consolidated Financial Statements ..........................          6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................         15

Item 3.       Quantitative and Qualitative Disclosures about
                  Market Risk .........................................................         19

Item 4.       Controls and Procedures..................................................         19

                           Part II - Other Information

Item 1.       Legal Proceedings .......................................................         20

Item 6.       Exhibits and Reports on Form 8-K ........................................         20

              Signatures ..............................................................         21

              Certifications ..........................................................         22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    MARCH 31,        DECEMBER 31,
                                                                     2003               2002
                                                                  -------------     -------------
                                ASSETS

Current Assets:
    Cash and cash equivalents                                     $      22,240     $      17,674
    Accounts receivable -- net of allowance:
       Trade                                                             39,523            40,234
       Other                                                                441               579
    Inventory                                                            37,670            37,375
    Refundable income taxes                                               2,236             2,236
    Other current assets                                                 10,324             5,753
                                                                  -------------     -------------
                Total current assets                                    112,434           103,851

Property and equipment, net                                             253,333           252,577
Other                                                                     9,908            10,279
                                                                  -------------     -------------
                  Total Assets                                    $     375,675     $     366,707
                                                                  =============     =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

    Accounts payable                                              $      18,486     $      14,772
    Accrued liabilities                                                  13,719            11,893
    Accrued vacation payable                                              6,499             3,931
    Income taxes payable                                                    399               504
                                                                  -------------     -------------
                Total current liabilities                                39,103            31,100
                                                                  -------------     -------------

Long-term debt                                                          200,000           200,000
Deferred income taxes                                                    24,467            24,249
Other long-term liabilities                                               6,527             6,504
Commitments and contingencies (Note 3)

Shareholders' Equity:
    Voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                                        285               285
    Non-voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                                        253               253
    Additional paid-in capital                                           15,062            15,062
    Retained earnings                                                    89,978            89,254
                                                                  -------------     -------------
                Total shareholders' equity                              105,578           104,854
                                                                  -------------     -------------
                   Total Liabilities and Shareholders' Equity     $     375,675     $     366,707
                                                                  =============     =============


             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                 QUARTER ENDED
                                                  MARCH 31,
                                         -----------------------------
                                            2003              2002
                                         ------------     ------------
Operating revenues (Note 1)              $     64,607     $     68,179
Gain, net on disposition of property
    and equipment                                 918              563
Other                                             133               66
                                         ------------     ------------
                                               65,658           68,808
                                         ------------     ------------

Expenses:
    Direct expenses (Note 1)                   54,575           59,414
    Selling, general, and
        administrative expenses                 4,902            4,713
     Interest expense                           4,963            1,308
                                         ------------     ------------
                                               64,440           65,435
                                         ------------     ------------

Earnings before income taxes                    1,218            3,373
Income taxes                                      487            1,345
                                         ------------     ------------
Net earnings                             $        731     $      2,028
                                         ============     ============

Weighted average shares outstanding:

    Basic                                       5,378            5,278
    Diluted                                     5,468            5,387

Net earnings per share:
    Basic                                $       0.14     $       0.38
    Diluted                              $       0.13     $       0.38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ------------------------------
                                                                2003               2002
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                             $        731      $      2,028
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation                                                5,869             3,853
        Deferred income taxes                                         218                28
        Gain, net on disposition of property & equipment             (918)             (563)
        Other                                                         313               157
    Changes in operating assets and liabilities                     4,037            (2,544)
                                                             ------------      ------------
Net cash provided by operating activities                          10,250             2,959
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes receivable                                     --               243
    Purchase of property and equipment                             (7,144)           (5,283)
    Proceeds from asset dispositions                                1,460             2,388
                                                             ------------      ------------
Net cash used in investing activities                              (5,684)           (2,652)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                         --            (2,766)
    Proceeds from exercise of stock options                            --               316
                                                             ------------      ------------
Net cash used in financing activities                                  --            (2,450)
                                                             ------------      ------------

Increase (decrease) in cash and cash equivalents                    4,566            (2,143)
Cash and cash equivalents, beginning of period                     17,674             5,435
                                                             ------------      ------------
Cash and cash equivalents, end of period                     $     22,240      $      3,292
                                                             ============      ============

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
    Interest paid                                            $        130      $      1,125
                                                             ============      ============

    Taxes paid, net                                          $        105      $      3,124
                                                             ============      ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

Reclassifications

Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2003. Such reclassifications include an adjustment to increase operating revenues and direct expenses by $1.3 million for the three months ended March 31, 2002. This reclassification did not affect earnings before income taxes, net earnings or earnings per share.

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

Summarized financial information concerning the Company's reportable operating segments for the quarters ended March 31, 2003 and 2002 is as follows (in thousands):

                                                     QUARTER ENDED
                                                       MARCH 31,
                                             ------------------------------
                                                 2003              2002
                                             ------------      ------------
Segment operating revenues
     Domestic Oil and Gas                    $     43,208      $     43,254
     International                                  5,752             6,189
     Aeromedical                                   10,806            11,706
     Technical Services                             4,841             7,030
                                             ------------      ------------
Total operating revenues                     $     64,607      $     68,179
                                             ============      ============

Segment operating profit
     Domestic Oil and Gas                    $      4,879      $      4,721
     International                                     70               623
     Aeromedical                                    2,598             1,599
     Technical Services                             1,299               850
                                             ------------      ------------
         Total segment operating profit             8,846             7,793
Other, net (1)                                      1,051               629
Interest Expense                                   (4,963)           (1,308)
Unallocated overhead                               (3,716)           (3,741)
                                             ------------      ------------
            Earnings before income taxes     $      1,218      $      3,373
                                             ============      ============

         (1) Includes gains on disposition of property and equipment and other income.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters - The Company has an aggregate estimated liability of $1.5 million as of March 31, 2003 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However, the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

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

Long-Term Debt - On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of March 31, 2003, the Company was in compliance with covenants.

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and London Interbank offer rate ("LIBOR") rate borrowings plus a spread. The spread for LIBOR borrowings ranges from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. As of March 31, 2003 and December 31, 2002, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

The Company is subject to certain financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions including a restriction on purchases of the Company's stock. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of March 31, 2003, the Company was in compliance with the covenants.

Operating Leases - The Company leases four aircraft and certain facilities and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. At March 31, 2003, the Company had approximately $21.0 million in aggregate lease commitments under operating leases of which approximately $1.7 million is payable during the next twelve months.

Purchase Commitments - At March 31, 2003 and December 31, 2002, the Company had commitments of $4.6 million and $7.9 million, respectively, for the upgrade of certain aircraft and the purchase of other equipment. The upgrades are to be performed in 2003.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarters ended March 31, 2003 and 2002 (in thousands):


                                                  QUARTER ENDED
                                                     MARCH 31,
                                           -----------------------------
                                               2003             2002
                                           ------------     ------------
Net earnings                               $        731     $      2,028
Other comprehensive income:
     Unrecognized gain (loss) on
        interest rate swaps during the
        period                                       --              455
                                           ------------     ------------
Comprehensive income                       $        731     $      2,483
                                           ============     ============

5. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million at March 31, 2003 and December 31, 2002.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $5.2 million and $4.8 million at March 31, 2003 and December 31, 2002, respectively.

6. PROPERTY AND EQUIPMENT

Effective January 1, 2003, the Company changed the estimated residual value of certain aircraft (77 aircraft of the total fleet) from 30% to 40%. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the quarter ended March 31, 2003, was a reduction in depreciation expense of $0.2 million ($0.1 million after tax or $0.02 per diluted share).

7. EMPLOYEE INCENTIVE COMPENSATION

In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. Under the plan, the Company expects that it will pay incentive compensation of up to 7% of earnings before tax, net of the incentive compensation. The Company also established an incentive compensation plan for the executive employees which approximate 3% of earnings before tax net of the incentive compensation. The Company recorded $0.85 million of incentive compensation expense for the quarter ended March 31, 2003, representing the expense for the employee and executive plans.

8. NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has adopted the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002. On January 1, 2003, the Company adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002 and it did not have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46"). FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The Company implemented FIN 46 and it did not have a material impact on its consolidated financial position or results of operations.

9. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                         MARCH 31, 2003
                                                 -----------------------------------------------------------------
                                                   PARENT
                                                   COMPANY          GUARANTOR
                                                    ONLY           SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                 ------------      ------------     ------------      ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                    $     22,217      $         23     $         --      $     22,240
    Accounts receivable - net of allowance             35,144             4,820               --            39,964
    Inventory                                          37,539               131               --            37,670
    Refundable income taxes                             2,236                --               --             2,236
    Other current assets                                9,862               462               --            10,324
                                                 ------------      ------------     ------------      ------------
       Total current assets                           106,998             5,436               --           112,434

Property and equipment, net                           249,919             3,414               --           253,333
Investment in subsidiaries and other                   17,882            15,587          (23,561)            9,908
                                                 ------------      ------------     ------------      ------------
           Total Assets                          $    374,799      $     24,437     $    (23,561)     $    375,675
                                                 ============      ============     ============      ============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities     $     36,338      $      2,726     $     (6,859)     $     32,205
    Accrued vacation payable                            6,243               256               --             6,499
    Income taxes payable                                  (71)              470               --               399
                                                 ------------      ------------     ------------      ------------
       Total current liabilities                       42,510             3,452           (6,859)           39,103

Long-term debt                                        200,000                --               --           200,000
Deferred income taxes and other long-term
  liabilities                                          26,711             3,995              288            30,994
Shareholders' Equity:
    Paid-in capital                                    15,600             4,403           (4,403)           15,600
    Retained earnings                                  89,978            12,587          (12,587)           89,978
                                                 ------------      ------------     ------------      ------------
       Total shareholders' equity                     105,578            16,990          (16,990)          105,578
                                                 ------------      ------------     ------------      ------------
             Total Liabilities and

               Shareholders' Equity              $    374,799      $     24,437     $    (23,561)     $    375,675
                                                 ============      ============     ============      ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                       DECEMBER 31, 2002
                                                 ----------------------------------------------------------------
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
                                                 ============     ============     ============      ============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued liabilities     $     33,114     $      3,314     $     (9,763)     $     26,665
    Accrued vacation payable                            3,675              256               --             3,931
    Income taxes payable                                   --              504               --               504
                                                 ------------     ------------     ------------      ------------
       Total current liabilities                       36,789            4,074           (9,763)           31,100

Long-term debt                                        200,000               --               --           200,000
Deferred income taxes and other long-term
  liabilities                                          27,648            2,817              288            30,753
Shareholders' Equity:
    Paid-in capital                                    15,600            4,402           (4,402)           15,600
    Retained earnings                                  89,254           10,838          (10,838)           89,254
                                                 ------------     ------------     ------------      ------------
       Total shareholders' equity                     104,854           15,240          (15,240)          104,854
                                                 ------------     ------------     ------------      ------------
             Total Liabilities and

               Shareholders' Equity              $    369,291     $     22,131     $    (24,715)     $    366,707
                                                 ============     ============     ============      ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)



                                                PARENT
                                                COMPANY          GUARANTOR
                                                 ONLY           SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------

                                                           FOR THE QUARTER ENDED MARCH 31, 2003
                                              ------------------------------------------------------------------
Operating revenues                            $     51,850      $     12,757      $         --      $     64,607
Management fees                                        674                --              (674)               --
Gain on dispositions of property and
  equipment                                            918                --                --               918
Other                                                  133                --                --               133
                                              ------------      ------------      ------------      ------------
                                                    53,575            12,757              (674)           65,658
                                              ------------      ------------      ------------      ------------
Expenses:
     Direct expenses                                46,186             8,389                --            54,575
     Management fees                                    --               674              (674)               --
     Selling, general, and administrative            4,122               780                --             4,902
     Equity in net income of consolidated
        subsidiaries                                (1,748)               --             1,748                --
     Interest expense                                4,963                --                --             4,963
                                              ------------      ------------      ------------      ------------
                                                    53,523             9,843             1,074            64,440
                                              ------------      ------------      ------------      ------------

Earnings before income taxes                            52             2,914            (1,748)            1,218
Income taxes                                          (679)            1,166                --               487
                                              ------------      ------------      ------------      ------------

Net earnings                                  $        731      $      1,748      $     (1,748)     $        731
                                              ============      ============      ============      ============



                                                               FOR THE QUARTER ENDED MARCH 31, 2002
                                              ------------------------------------------------------------------


Operating revenues                            $     57,202      $     10,977      $         --      $     68,179
Management fees                                      1,071                --            (1,071)               --
Gain on dispositions of property and
  equipment                                            563                --                --               563
Other                                                   68                (2)               --                66
                                              ------------      ------------      ------------      ------------
                                                    58,904            10,975            (1,071)           68,808
                                              ------------      ------------      ------------      ------------
Expenses:
     Direct expenses                                50,997             8,417                --            59,414
     Management fees                                    --             1,071            (1,071)               --
     Selling, general, and administrative            4,269               444                --             4,713
     Equity in net income of consolidated
        subsidiaries                                  (622)               --               622                --
     Interest expense                                1,300                 8                --             1,308
                                              ------------      ------------      ------------      ------------
                                                    55,944             9,940              (449)           65,435
                                              ------------      ------------      ------------      ------------

Earnings before income taxes                         2,960             1,035              (622)            3,373
Income taxes                                           932               413                --             1,345
                                              ------------      ------------      ------------      ------------

Net earnings                                  $      2,028      $        622      $       (622)     $      2,028
                                              ============      ============      ============      ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)



                                                    PARENT
                                                    COMPANY          GUARANTOR
                                                     ONLY           SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                  ------------      ------------      ------------     ------------

                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                  -----------------------------------------------------------------
Net cash provided by operating activities         $     10,249      $          1      $         --     $     10,250

Cash flows from investing activities:
    Purchase of property and equipment                  (7,144)               --                --           (7,144)
    Proceeds from asset dispositions                     1,460                --                --            1,460
                                                  ------------      ------------      ------------     ------------
    Net cash used in investing activities               (5,684)               --                --           (5,684)
                                                  ------------      ------------      ------------     ------------

Net increase in cash and cash equivalents                4,565                 1                --            4,566
Cash and cash equivalents, beginning of
        period                                          17,652                22                --           17,674
                                                  ------------      ------------      ------------     ------------
Cash and cash equivalents, end of period          $     22,217      $         23      $         --     $     22,240
                                                  ============      ============      ============     ============


                                                               FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                  -----------------------------------------------------------------

Net cash provided by operating activities         $      2,958      $          1      $         --     $      2,959

Cash flows from investing activities:

    Proceeds from notes receivable                         243                --                --              243
    Purchase of property and equipment                  (5,282)               (1)               --           (5,283)
    Proceeds from asset dispositions                     2,388                --                --            2,388
                                                  ------------      ------------      ------------     ------------
    Net cash used in investing activities               (2,651)               (1)               --           (2,652)
                                                  ------------      ------------      ------------     ------------

Cash flows from financing activities:

    Payments on long-term debt                          (2,766)               --                --           (2,766)
    Proceeds from exercise of stock options                316                --                --              316
                                                  ------------      ------------      ------------     ------------
    Net cash provided by financing activities           (2,450)               --                --           (2,450)
                                                  ------------      ------------      ------------     ------------

Net decrease in cash and cash equivalents               (2,143)               --                --           (2,143)
Cash and cash equivalents, beginning of
        period                                           5,422                13                --            5,435
                                                  ------------      ------------      ------------     ------------
Cash and cash equivalents, end of period          $      3,279      $         13      $         --     $      3,292
                                                  ============      ============      ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and MD&A contained therein.

                           FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from the views, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, weather effects, the substantial capital expenditures and commitments required to acquire aircraft, environmental risks, competition, government regulation, unionization, operating hazards, risks related to international operations, the ability to obtain insurance, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                    OVERVIEW

Operating revenues decreased $3.6 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002, primarily as a result of decreases in revenues from the Technical Services segment ($2.2 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002, and also a net decrease in operating revenues in the Aeromedical ($0.9 million) and International ($0.4 million) segments due to a decrease in flight hour activity. The decrease in operating revenues in the Aeromedical segment was due to the termination of certain contracts substantially offset by rate increases on remaining Aeromedical contracts. Although flight hours decreased 13% in the Domestic Oil and Gas segment, this decrease in activity was offset by increases in rates. The decrease in flight activity in the Domestic Oil and Gas segment was primarily due to unfavorable weather conditions as compared to the prior year quarter.

Direct expenses decreased $4.8 million due to a decrease in Technical Services costs ($2.5 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002, a decrease in aircraft rent ($3.7 million) due to the purchase of leased aircraft, a decrease in labor cost ($1.6 million) due in part to severance charges recorded in the prior year, but also due to a decrease in headcount. These amounts were offset by an increase in depreciation expense ($2.0 million) due to the purchase of leased aircraft in the second quarter of 2002, and an increase in maintenance costs ($1.6 million) due primarily to parts usage and outside repairs of components. There was also a decrease in other items, net ($0.6 million).

Selling, general and administrative expenses increased $0.2 million due to severance and relocation costs incurred in the quarter.

Interest expense increased $3.7 million for the quarter due to interest on the Notes issuance on April 23, 2002, as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

                              OPERATIONS STATISTICS

The following tables present certain non-financial operational statistics for the quarters ended March 31, 2003 and 2002:



                                             QUARTER ENDED
                                               MARCH 31,
                                     -----------------------------
                                         2003             2002
                                     ------------     ------------
FLIGHT HOURS:
     Domestic Oil and Gas                  27,530           31,501
     International                          4,240            4,926
     Aeromedical                            2,360            4,724
                                     ------------     ------------
                  Total                    34,130           41,151
                                     ============     ============

AIRCRAFT OPERATED AT PERIOD END:

     Domestic Oil and Gas                     188              175
     International                             18               21
     Aeromedical                               29               39
                                     ------------     ------------
                  Total                       235              235
                                     ============     ============


     QUARTER ENDED MARCH 31, 2003 COMPARED WITH QUARTER ENDED MARCH 31, 2002

COMBINED OPERATIONS

REVENUES -- Operating revenues were $64.6 million for the quarter ended March 31, 2003, as compared to $68.2 million for the quarter ended March 31, 2002, a decrease of $3.6 million. The decrease was due to a decrease in Technical Services revenues ($2.2 million), and also a net decrease in operating revenues in the Aeromedical ($0.9 million) and International ($0.4 million) segments due to a decrease in flight hour activity. The decrease in operating revenues in the Aeromedical segment was due to the termination of certain contracts substantially offset by rate increases on remaining Aeromedical contracts. Although flight hours decreased 13% in the Domestic Oil and Gas segment, this decrease in activity was offset by increases in rates. The decrease in flight activity in the Domestic Oil and Gas segment was primarily due to unfavorable weather conditions as compared to the prior year quarter.

OTHER INCOME AND LOSSES -- Gain (loss) on equipment dispositions increased $0.4 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The increase was due to insurance proceeds on an aircraft.

DIRECT EXPENSES -- Direct expenses decreased $4.8 million due to a decrease in Technical Services costs ($2.5 million), a decrease in aircraft rent ($3.7 million) due to the purchase of leased aircraft, and a decrease in labor cost ($1.6 million). The decrease in labor cost is due in part to severance charges recorded in the prior period, as well as a decrease in headcount. These amounts were offset in part by an increase in depreciation expense ($2.0 million) due to the purchase of leased aircraft in the second quarter of 2002 and an increase in spare parts used and outside repairs ($1.6 million). There was also a decrease in other items, net ($0.6 million).

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES -- Selling, general, and administrative expenses for the quarter ended March 31, 2003, were $4.9 million, as compared to $4.7 million for the quarter ended March 31, 2002. The increase is due to relocation and severance costs incurred in the Aeromedical segment ($0.2 million).

INTEREST EXPENSE -- Interest expense for the quarter ended March 31, 2003 increased to $5.0 million from $1.3 million in the same period of 2002. The increase in interest expense is related to the Notes sold on April 23, 2002.

INCOME TAXES -- Income tax expense for the quarter ended March 31, 2003 was $0.5 million, compared to $1.3 million for the quarter ended March 31, 2002. The effective tax-rate was 40% for both periods.

EARNINGS -- The Company's net earnings for the quarter were $0.7 million, compared to $2.0 million in the same period in the prior year. Earnings before tax for the quarter were $1.2 million compared to $3.4 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.13 as compared to $0.38 per diluted share for the same quarter prior year.

SEGMENT DISCUSSION

Domestic Oil and Gas -- Domestic Oil & Gas segment revenues were $43.2 million for the quarter ended March 31, 2003, compared to $43.3 million for the quarter ended March 31, 2002. There was a decrease in flight activity substantially offset by an increase in rates to customers implemented in part in January 2003. Flight hours were 27,530 for the quarter compared to 31,501 for the prior year quarter, a decrease of 13%. The decrease in flight activity was primarily due to unfavorable weather conditions in the current year compared to the same period prior year.

Direct expenses decreased ($0.2 million) for the quarter ended March 31, 2003 as compared to the same quarter prior year. There was a decrease in aircraft rent due to the purchase of the leased aircraft ($3.2 million), and a decrease in human resource costs ($0.1 million). These amounts were offset in part by an increase in depreciation expense due to the purchase of leased aircraft ($2.0 million), and an increase in maintenance costs, which primarily relates to aircraft parts and components ($1.0 million).

The Domestic Oil & Gas segment operating income increased $0.2 million due to the decrease in direct expenses ($0.2 million).

International -- International segment revenues were $5.8 million for the quarter ended March 31, 2003, compared to $6.2 million for the quarter ended March 31, 2002. The decrease was due to recognition in 2002 of amounts recovered for a receivable previously reserved as uncollectible ($0.8 million). Although there was a decrease in flight hour activity, that decrease and the recovery of the receivable in the prior year quarter were offset in part by an increase in rates in the current period. The number of aircraft in the segment was 18 at March 31, 2003 and 21 at March 31, 2002. Flight hours were 4,240 for the quarter ended March 31, 2003 as compared to 4,926 for the quarter ended March 31, 2002.

Direct expenses increased ($0.1 million) for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 due to an increase in outside repairs on certain components, offset in part by a decrease in human resource costs.

The International segment had operating income of $0.1 million for the quarter, compared to operating income of $0.6 million for the same quarter in the prior year. The recovery of a receivable mentioned above in the prior year, and the outside repair costs incurred in the current year account for the change in operating income.

Aeromedical -- Aeromedical segment revenues were $10.8 million for the quarter ended March 31, 2003, compared to $11.7 million for the quarter ended March 31, 2002, a decrease of $0.9 million. The decrease was due to the termination of certain aeromedical contracts, offset to a significant extent by an increase in rates on retained aeromedical contracts. Flight hours for the quarter were 2,360 compared to 4,724 for the same period in the prior year on retained aeromedical contracts. Aircraft in the segment were 29 for March 31, 2003 compared to 39 at March 31, 2002.

Direct expenses decreased ($1.9 million) in the Aeromedical segment for the quarter ended March 31, 2003 as compared to the same quarter prior year. There was a decrease in human resource cost due to a reduction in personnel ($1.4 million) due to the termination of certain aeromedical contracts, and a decrease in aircraft rent due to the purchase of the leased aircraft ($0.5 million).

The Aeromedical segment operating income was $2.6 million for the quarter, compared to $1.6 million for the same period in 2002. The increase in operating income is attributable to a reduction in direct expense caused by the termination of certain Aeromedical contracts as discussed above.

Technical Services -- Technical Services segment revenues for the quarter ended March 31, 2003 were $4.8 million compared to $7.0 million for the same period prior year, a decrease of $2.2 million. The decrease in Technical Services revenues is due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002.

There was a decrease in direct expense of $2.6 million in the Technical Services segment due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002.

The Technical Services segment had operating income of $1.3 million for the quarter ended March 31, 2003, compared to $0.9 million for the quarter ended March 31, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position on March 31, 2003 was $22.2 million compared to $17.7 million at December 31, 2002. Working capital was $73.3 million at March 31, 2003 compared to $72.8 million at December 31, 2002. Net cash of $10.3 million provided by operating activities during 2003 funded debt service requirements and capital expenditures.

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

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility. At March 31, 2003, the Company had no borrowings and a $0.6 million letter of credit outstanding under the revolving credit facility.

Capital expenditures in the first quarter of 2003 totaled $7.1 million which primarily represents the upgrade of certain aircraft and the capitalized refurbishment of other aircraft.

On May 1, 2003, the Company paid interest amounts due on the Notes of $9.4 million.

The Company believes that cash flow from operations will be sufficient to fund required interest payments on the Notes and capital expenditures for the next twelve months.

                              ENVIRONMENTAL MATTERS

The Company has an aggregate estimated liability of $1.5 million as of March 31, 2003, for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the site, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material.

                          NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements applicable to the Company, see
Note 8 to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and the Company's credit worthiness. At March 31, 2003, the market value of the Notes was $215.0 million.

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

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

     99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)      Reports on Form 8-K

         Press release dated March 31, 2003 announcing earnings for 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Petroleum Helicopters, Inc.



May 13, 2003                             By: /s/ Lance F. Bospflug
                                             -----------------------------------
                                         Lance F. Bospflug
                                         President and Chief Executive Officer

May 13, 2003                             By: /s/ Michael J. McCann
                                             -----------------------------------
                                         Michael J. McCann
                                         Chief Financial Officer and Treasurer

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

Date: May 13, 2003

By: /s/ Lance F. Bospflug
    -----------------------------------
Lance F. Bospflug
President and Chief Executive Officer

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

Date: May 13, 2003

By: /s/ Michael J. McCann
    --------------------------------
Michael J. McCann
Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
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

     99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 by Lance F. Bospflug, Chief Executive Officer.

     99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 by Michael J. McCann, Chief Financial Officer.

(b)      Reports on Form 8-K

         Press release dated March 31, 2003 announcing earnings for 2002.