Form 10-Q
period 2003-06-30
PETROLEUM HELICOPTERS INC
filed 2003-08-14
CIK 350403

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X|   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended: June 30, 2003

                                       OR

| |   Transition Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from ______to______

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

                                  Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at July 31, 2003
          -----                                   ----------------------------
   Voting Common Stock                                  2,851,866 shares
 Non-Voting Common Stock                                2,531,392 shares

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                         Part I - Financial Information

Item 1. Financial Statements - Unaudited
            Condensed Consolidated Balance Sheets - June 30, 2003 and
               December 31, 2002 .........................................   3
            Condensed Consolidated Statements of Operations - Three
               Months and Six Months Ended June 30, 2003 and 2002........    4
            Condensed Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 2003 and 2002 .......................   5
            Notes to Consolidated Financial Statements ...................   6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  16

Item 3. Quantitative and Qualitative Disclosures about
            Market Risk ..................................................  23

Item 4. Controls and Procedures...........................................  23

                           Part II - Other Information

Item 1. Legal Proceedings ................................................  23

Item 4. Submission of Matters to a Vote of Security Holders ..............  24

Item 6. Exhibits and Reports on Form 8-K .................................  24

        Signatures .......................................................  25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     2003            2002
                                                                -------------   -------------
                                ASSETS
Current Assets:
    Cash and cash equivalents                                   $      16,241   $      17,674
    Accounts receivable -- net of allowance:
       Trade                                                           40,827          40,234
       Other                                                            1,045             579
    Inventory                                                          38,821          37,375
    Other current assets                                                7,383           5,753
    Refundable income taxes                                               715           2,236
                                                                -------------   -------------
                  Total current assets                                105,032         103,851

Property and equipment, net                                           252,709         252,577
Other                                                                   9,836          10,279
                                                                -------------   -------------
                  Total Assets                                  $     367,577   $     366,707
                                                                =============   =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                            $      14,397   $      14,772
    Accrued liabilities                                                 9,796          11,893
    Accrued vacation payable                                            6,077           3,931
    Income taxes payable                                                   --             504
                                                                -------------   -------------
                   Total current liabilities                           30,270          31,100

Long-term debt                                                        200,000         200,000
Deferred income taxes                                                  24,679          24,249
Other long-term liabilities                                             6,404           6,504
Commitments and contingencies (Note 3)


Shareholders' Equity
    Voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                                      285             285
    Non-voting common stock -- par value of $0.10;
     authorized shares of 12,500,000                                      253             253
    Additional paid-in capital                                         15,113          15,062
    Retained earnings                                                  90,573          89,254
                                                                -------------   -------------
                Total shareholders' equity                            106,224         104,854
                                                                -------------   -------------
                   Total Liabilities and Shareholders' Equity   $     367,577   $     366,707
                                                                =============   =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                  ---------------------------   ---------------------------
                                      2003           2002           2003           2002
                                  ------------   ------------   ------------   ------------
Operating revenues                $     66,339   $     71,136   $    130,946   $    139,315
Gain on disposition of property
    and equipment                          520            285          1,438            848
Other                                      235          1,026            368          1,092
                                  ------------   ------------   ------------   ------------
                                        67,094         72,447        132,752        141,255
                                  ------------   ------------   ------------   ------------

Expenses:
    Direct expenses                     56,230         58,507        110,805        117,921
    Selling, general, and
        administrative expenses          4,836          5,319          9,738         10,032
     Interest expense                    5,025          5,983          9,988          7,291
                                  ------------   ------------   ------------   ------------
                                        66,091         69,809        130,531        135,244
                                  ------------   ------------   ------------   ------------

Earnings before income taxes             1,003          2,638          2,221          6,011

Income taxes                               401          1,058            888          2,403
                                  ------------   ------------   ------------   ------------

Net earnings                      $        602   $      1,580   $      1,333   $      3,608
                                  ============   ============   ============   ============

Weighted average common shares
  outstanding:
    Basic                                5,383          5,319          5,383          5,299
    Diluted                              5,486          5,434          5,476          5,410

Net earnings per common
  share:
    Basic                         $       0.11   $       0.30   $       0.25   $       0.68
    Diluted                       $       0.11   $       0.29   $       0.24   $       0.67

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                               $      1,333    $      3,608
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization                                13,230           9,568
        Deferred income taxes                                           430           1,165
        Gain on asset dispositions                                   (1,438)           (848)
        Bad debt recovery related to notes receivable                    --            (731)
        Other                                                           (15)            (20)
    Changes in operating assets and liabilities                      (3,686)          4,022
                                                               ------------    ------------
Net cash provided by operating activities                             9,854          16,764
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes receivable                                       --             429
    Purchase of property and equipment                              (14,617)        (14,883)
    Purchase of aircraft previously leased                               --        (118,076)
    Proceeds from asset dispositions                                  3,280           2,418
                                                               ------------    ------------
Net cash used in investing activities                               (11,337)       (130,112)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                         --         200,000
       Less fees and expenses                                            --          (5,627)
    Payments on long-term debt and capital lease obligations             --          (5,845)
    Payment of long term debt from bond proceeds                         --         (60,771)
    Payment of interest rate swap settlement                             --          (1,575)
    Proceeds from exercise of stock options                              50             898
                                                               ------------    ------------
Net cash provided by financing activities                                50         127,080
                                                               ------------    ------------

(Decrease) increase in cash and cash equivalents                     (1,433)         13,732
Cash and cash equivalents, beginning of period                       17,674           5,435
                                                               ------------    ------------
Cash and cash equivalents, end of period                       $     16,241    $     19,167
                                                               ============    ============

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:
     Interest paid (excluding interest rate swap settlement)   $      9,574    $      2,134
                                                               ============    ============
     Taxes paid, net                                           $        969    $      4,124
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

Reclassifications

Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2003. Such reclassifications include an adjustment to increase operating revenues and direct expenses by $1.5 million for the three months ended June 30, 2002 and $2.9 million for the six months ended June 30, 2002. This reclassification did not affect earnings before income taxes, net earnings or earnings per share.

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

Summarized financial information concerning the Company's reportable operating segments for the quarter and six months ended June 30, 2003 and 2002 is as follows (in thousands):

                                                 QUARTER ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                          ----------------------------    ----------------------------
                                              2003            2002            2003            2002
                                          ------------    ------------    ------------    ------------
Segment operating revenues
     Domestic Oil and Gas                 $     45,566    $     45,717    $     88,774    $     88,971
     International                               4,257           5,253          10,009          11,442
     Aeromedical                                12,235          12,550          23,041          24,256
     Technical Services                          4,281           7,616           9,122          14,646
                                          ------------    ------------    ------------    ------------
         Total operating revenues         $     66,339    $     71,136    $    130,946    $    139,315
                                          ============    ============    ============    ============

Segment operating profit (loss):
     Domestic Oil and Gas                 $      3,816    $      7,501    $      8,695    $     12,216
     International                                (752)            618            (682)          1,348
     Aeromedical                                 3,641           2,574           6,239           4,005
     Technical Services                          1,026           1,203           2,325           2,060
                                          ------------    ------------    ------------    ------------
         Total segment operating profit          7,731          11,896          16,577          19,629
Other, net (1)                                     755           1,311           1,806           1,940
Interest                                        (5,025)         (5,983)         (9,988)         (7,291)
Unallocated overhead                            (2,458)         (4,586)         (6,174)         (8,267)
                                          ------------    ------------    ------------    ------------
Earnings before income taxes              $      1,003    $      2,638    $      2,221    $      6,011
                                          ============    ============    ============    ============

(1)   Includes gains on dispositions of property and equipment and other income.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters - The Company has an aggregate estimated liability of $1.5 million as of June 30, 2003 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However, the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial statements.

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

Long-Term Debt - On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of June 30, 2003, the Company was in compliance with covenants.

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and London Interbank offer rate ("LIBOR") rate borrowings plus a spread. The spread for LIBOR borrowings ranges from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. As of June 30, 2003 and December 31, 2002, the Company had no borrowings and $1.4 million in letters of credit outstanding under the revolving credit facility.

The Company is subject to certain financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions including a restriction on purchases of the Company's stock. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of June 30, 2003, the Company was in compliance with the covenants.

Operating Leases - The Company leases three aircraft and certain facilities and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. At June 30, 2003, the Company had approximately $19.3 million in aggregate lease commitments under operating leases of which approximately $1.7 million is payable during the next twelve months.

Purchase Commitments - Currently, the Company has entered into agreements to acquire and upgrade certain aircraft and equipment valued at approximately $40 million, for the future delivery at various dates through 2004. The Company intends to finance these additions through leasing arrangements, cash from operations, and sales of certain non-strategic aircraft.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarter and six months ended June 30, 2003 and 2002 (in thousands):

                                             QUARTER ENDED               SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                       ---------------------------   ---------------------------
                                           2003           2002           2003           2002
                                       ------------   ------------   ------------   ------------
Net earnings                           $        602   $      1,580   $      1,333   $      3,608
Other comprehensive income
  (loss):
     Unrecognized gain on interest
        rate swaps during the period             --             --             --            455
     Add reclassification
        adjustments for losses
        included in net earnings                 --          1,575             --          1,575
                                       ------------   ------------   ------------   ------------
Comprehensive income                   $        602   $      3,155   $      1,333   $      5,638
                                       ============   ============   ============   ============

5. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts at June 30, 2003 and December 31, 2002 was $0.2 million.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $5.5 million and $4.8 million at June 30, 2003 and December 31, 2002, respectively.

6. PROPERTY AND EQUIPMENT

Effective January 1, 2003, the Company changed the estimated residual value of certain aircraft (77 aircraft of the total fleet) from 30% to 40%. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the quarter ended June 30, 2003, was a reduction in depreciation expense of $0.2 million ($0.1 million after tax or $0.02 per diluted share).

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

8. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                       JUNE 30, 2003
                                               --------------------------------------------------------------
                                                  PARENT
                                                  COMPANY        GUARANTOR
                                                   ONLY        SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               -------------   -------------   -------------    -------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                  $      16,229   $          12   $          --    $      16,241
    Accounts receivable - net of allowance            36,113           5,759              --           41,872
    Inventory                                         38,686             135              --           38,821
    Other current assets                               7,089             294              --            7,383
      Refundable income taxes                            715              --              --              715
                                               -------------   -------------   -------------    -------------
       Total current assets                           98,832           6,200              --          105,032

Property and equipment, net                          249,408           3,301              --          252,709
Investment in subsidiaries and other                  17,315          17,658         (25,137)           9,836
                                               -------------   -------------   -------------    -------------
           Total Assets                        $     365,555   $      27,159   $     (25,137)   $     367,577
                                               =============   =============   =============    =============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities   $      27,905   $       2,839   $      (6,551)   $      24,193
    Accrued vacation payable                           5,901             176              --            6,077
                                               -------------   -------------   -------------    -------------
       Total current liabilities                      33,806           3,015          (6,551)          30,270

Long-term debt net of current maturities             200,000              --              --          200,000
Deferred income taxes and other long-term
  liabilities                                         25,525           5,023             535           31,083
Shareholders' Equity:
    Paid-in capital                                   15,651           4,403          (4,403)          15,651
    Retained earnings                                 90,573          14,718         (14,718)          90,573
                                               -------------   -------------   -------------    -------------
       Total shareholders' equity                    106,224          19,121         (19,121)         106,224
                                               -------------   -------------   -------------    -------------
             Total Liabilities and
               Shareholders' Equity            $     365,555   $      27,159   $     (25,137)   $     367,577
                                               =============   =============   =============    =============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                     DECEMBER 31, 2002
                                               --------------------------------------------------------------
                                                  PARENT
                                                  COMPANY        GUARANTOR
                                                   ONLY        SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                               -------------   -------------   -------------    -------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                  $      17,652   $          22   $          --    $      17,674
    Accounts receivable - net of allowance            36,488           4,325              --           40,813
    Inventory                                         37,232             143              --           37,375
    Other current assets                               5,743              10              --            5,753
    Refundable income taxes                            2,236              --              --            2,236
                                               -------------   -------------   -------------    -------------
       Total current assets                           99,351           4,500              --          103,851

Investment in subsidiaries and other                  20,958          14,036         (24,715)          10,279
Property and equipment, net                          248,982           3,595              --          252,577
                                               -------------   -------------   -------------    -------------
           Total Assets                        $     369,291   $      22,131   $     (24,715)   $     366,707
                                               =============   =============   =============    =============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities   $      33,114   $       3,314   $      (9,763)   $      26,665
    Accrued vacation payable                           3,675             256              --            3,931
    Income taxes payable                                  --             504              --              504
                                               -------------   -------------   -------------    -------------
       Total current liabilities                      36,789           4,074          (9,763)          31,100

Long-term debt                                       200,000              --              --          200,000
Deferred income taxes and other long-term
  liabilities                                         27,648           2,817             288           30,753
Shareholders' Equity:
    Paid-in capital                                   15,600           4,402          (4,402)          15,600
    Retained earnings                                 89,254          10,838         (10,838)          89,254
                                               -------------   -------------   -------------    -------------
       Total shareholders' equity                    104,854          15,240         (15,240)         104,854
                                               -------------   -------------   -------------    -------------
             Total Liabilities and
               Shareholders' Equity            $     369,291   $      22,131   $     (24,715)   $     366,707
                                               =============   =============   =============    =============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                               PARENT
                                               COMPANY         GUARANTOR
                                                ONLY         SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            -------------    -------------    -------------    -------------

                                                         FOR THE QUARTER ENDED JUNE 30, 2003
                                            ----------------------------------------------------------------
Operating revenues                          $      52,558    $      13,781    $          --    $      66,339
Management fees                                       981               --             (981)              --
Equity in net income of consolidated
  subsidiaries                                      2,132               --           (2,132)              --
Gain on dispositions of property and
  equipment                                           520               --               --              520
Other                                                 235               --               --              235
                                            -------------    -------------    -------------    -------------
                                                   56,426           13,781           (3,113)          67,094
                                            -------------    -------------    -------------    -------------
Expenses:
     Direct expenses                               47,769            8,461               --           56,230
     Management fees                                   --              981             (981)              --
     Selling, general, and administrative           4,050              786               --            4,836
     Interest expense                               5,025               --               --            5,025
                                            -------------    -------------    -------------    -------------
                                                   56,844           10,228             (981)          66,091
                                            -------------    -------------    -------------    -------------

Earnings before income taxes                         (418)           3,553           (2,132)           1,003
Income taxes                                       (1,020)           1,421               --              401
                                            -------------    -------------    -------------    -------------

Net earnings                                $         602    $       2,132    $      (2,132)   $         602
                                            =============    =============    =============    =============

                                                          FOR THE QUARTER ENDED JUNE 30, 2002
                                            ----------------------------------------------------------------
Operating revenues                          $      58,570    $      12,566    $          --    $      71,136
Management fees                                     1,760               --           (1,760)              --
Equity in net income of consolidated
  subsidiaries                                      1,376               --           (1,376)              --
Gain on dispositions of property and
  equipment                                           285               --               --              285
Other                                               1,026               --               --            1,026
                                            -------------    -------------    -------------    -------------
                                                   63,017           12,566           (3,136)          72,447
                                            -------------    -------------    -------------    -------------
Expenses:
     Direct expenses                               50,525            7,982               --           58,507
     Management fees                                   --            1,760           (1,760)              --
     Selling, general, and administrative           4,794              525               --            5,319
     Interest expense                               5,976                7               --            5,983
                                            -------------    -------------    -------------    -------------
                                                   61,295           10,274           (1,760)          69,809
                                            -------------    -------------    -------------    -------------

Earnings before income taxes                        1,722            2,292           (1,376)           2,638
Income taxes                                          142              916               --            1,058
                                            -------------    -------------    -------------    -------------

Net earnings                                $       1,580    $       1,376    $      (1,376)   $       1,580
                                            =============    =============    =============    =============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                               PARENT
                                               COMPANY         GUARANTOR
                                                ONLY         SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            -------------    -------------    -------------    -------------

                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                            ----------------------------------------------------------------
Operating revenues                          $     104,408    $      26,538    $          --    $     130,946
Management fees                                     1,655               --           (1,655)              --
Equity in net income of consolidated
   subsidiaries                                     3,880               --           (3,880)              --
Gain on dispositions of property and
  equipment                                         1,438               --               --            1,438
Other                                                 368               --               --              368
                                            -------------    -------------    -------------    -------------
                                                  111,749           26,538           (5,535)         132,752
                                            -------------    -------------    -------------    -------------
Expenses:
     Direct expenses                               93,955           16,850               --          110,805
     Management fees                                   --            1,655           (1,655)              --
     Selling, general, and administrative           8,172            1,566               --            9,738
     Interest expense                               9,988               --               --            9,988
                                            -------------    -------------    -------------    -------------
                                                  112,115           20,071           (1,655)         130,531
                                            -------------    -------------    -------------    -------------

Earnings before income taxes                         (366)           6,467           (3,880)           2,221
Income taxes                                       (1,699)           2,587               --              888
                                            -------------    -------------    -------------    -------------

Net earnings                                $       1,333    $       3,880    $      (3,880)   $       1,333
                                            =============    =============    =============    =============

                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                            ----------------------------------------------------------------

Operating revenues                          $     115,772    $      23,543    $          --    $     139,315
Management fees                                     2,831               --           (2,831)              --
Equity in net income of consolidated
   subsidiaries                                     1,997               --           (1,997)              --
Gain on dispositions of property and
  equipment                                           848               --               --              848
Other                                               1,094               (2)              --            1,092
                                            -------------    -------------    -------------    -------------
                                                  122,542           23,541           (4,828)         141,255
                                            -------------    -------------    -------------    -------------
Expenses:
     Direct expenses                              101,522           16,399               --          117,921
     Management fees                                   --            2,831           (2,831)              --
     Selling, general, and administrative           9,063              969               --           10,032
     Interest expense                               7,276               15               --            7,291
                                            -------------    -------------    -------------    -------------
                                                  117,861           20,214           (2,831)         135,244
                                            -------------    -------------    -------------    -------------

Earnings before income taxes                        4,681            3,327           (1,997)           6,011
Income taxes                                        1,073            1,330               --            2,403
                                            -------------    -------------    -------------    -------------

Net earnings                                $       3,608    $       1,997    $      (1,997)   $       3,608
                                            =============    =============    =============    =============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                    PARENT
                                                    COMPANY         GUARANTOR
                                                     ONLY         SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                 -------------    -------------    -------------   -------------

                                                              FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                 ---------------------------------------------------------------
Net cash provided by (used in) operating
      activities                                 $       9,864    $         (10)   $          --   $       9,854

Cash flows from investing activities:
    Purchase of property and equipment                 (14,617)              --               --         (14,617)
    Proceeds from asset dispositions                     3,280               --               --           3,280
                                                 -------------    -------------    -------------   -------------
    Net cash used in investing activities              (11,337)              --               --         (11,337)
                                                 -------------    -------------    -------------   -------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                 50               --               --              50
                                                 -------------    -------------    -------------   -------------
    Net cash provided by financing activities               50               --               --              50
                                                 -------------    -------------    -------------   -------------

Decrease in cash and cash equivalents                   (1,423)             (10)              --          (1,433)
Cash and cash equivalents, beginning of year            17,652               22               --          17,674
                                                 -------------    -------------    -------------   -------------
Cash and cash equivalents, end of year           $      16,229    $          12    $          --   $      16,241
                                                 =============    =============    =============   =============

                                                              FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                 ---------------------------------------------------------------
Net cash provided by operating activities        $      16,684    $          80    $          --   $      16,764

Cash flows from investing activities:
    Proceeds from notes receivable                         429               --               --             429
    Purchase of property and equipment                 (14,807)             (76)              --         (14,883)
    Purchase of aircraft previously leased            (118,076)              --               --        (118,076)
    Proceeds from asset dispositions                     2,418               --               --           2,418
                                                 -------------    -------------    -------------   -------------
    Net cash used in investing activities             (130,036)             (76)              --        (130,112)
                                                 -------------    -------------    -------------   -------------

Cash flows from financing activities:
    Proceeds from long-term debt, net                  194,373               --               --         194,373
    Payments on long-term debt                          (5,845)              --               --          (5,845)
    Payment of long-term debt with bond
          proceeds                                     (60,771)              --               --         (60,771)
    Payment of interest rate swap settlement            (1,575)              --               --          (1,575)
    Proceeds from exercise of stock options                898               --               --             898
                                                 -------------    -------------    -------------   -------------
    Net cash provided by financing activities          127,080               --               --         127,080
                                                 -------------    -------------    -------------   -------------

Increase in cash and cash equivalents                   13,728                4               --          13,732
Cash and cash equivalents, beginning of year             5,422               13               --           5,435
                                                 -------------    -------------    -------------   -------------
Cash and cash equivalents, end of year           $      19,150    $          17    $          --   $      19,167
                                                 =============    =============    =============   =============

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

                                    OVERVIEW

Operating revenues decreased $4.8 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, primarily as a result of decreases in revenues from the Technical Services segment ($3.3 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft, in second quarter 2002, a decrease in operating revenues in the Aeromedical segment ($0.3 million) due to the termination of certain contracts substantially offset by rate increases on remaining Aeromedical contracts, and a decrease in operating revenues in the International segment ($1.0 million) due to a decrease in flight hour activity. There was also a slight decrease in Domestic Oil and Gas revenues ($0.2 million) due to a decrease in flight hours substantially offset by an increase in rates.

Operating revenues for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, decreased $8.4 million due to a decrease in revenues from the Technical Services segment ($5.5 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft, in second quarter 2002, a decrease in operating revenues in the Aeromedical segment ($1.2 million) due to the termination of certain contracts offset in part by rate increases on remaining Aeromedical contracts, and a decrease in operating revenues in the International segment ($1.4 million) due to a decrease in flight hour activity. For the six months ended June 30, 2003, there was also a slight decrease in Domestic Oil and Gas revenues ($0.2 million) due to a decrease in flight hours substantially offset by an increase in rates.

Flight hours declined in all flight segments during both the quarter and six-month periods, primarily as a result of decreased activity in the Gulf of Mexico and termination of certain contracts in the Aeromedical segment as a result of proposed rate increases on those contracts. The effect of the decline of flight activity on revenues was offset to a large extent by rate increases, except in the International segment.

Total Expenses decreased $3.7 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The decrease was due primarily to a decrease in Technical Services costs ($3.2 million) due to completion in second quarter 2002 of a project for the upgrade and refurbishment of a customer's aircraft, a decrease in helicopter rent ($1.5 million) due to the purchase of leased aircraft in second quarter 2002, and a decrease in interest cost ($1.0 million) as a result of liquidation of SWAP agreements in 2002. There were increases in depreciation expenses due to the purchase of leased aircraft ($1.6 million), and in other items ($0.4 million). Although there was little change in employee compensation costs, there were compensation increases, a reduction in headcount, and the effect of severance and a management bonus recorded in the prior year.

Total Expenses decreased $4.7 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease was due primarily to a decrease in Technical Services costs ($5.8 million) due to completion in second quarter of a project for the upgrade and refurbishment of a customer's aircraft, a decrease in helicopter rent ($5.1 million) due to the purchase of leased aircraft, and a decrease in employee compensation costs ($1.6 million) due to severance costs incurred in the first quarter of 2002 offset in part by increases in compensation rates. There were increases in maintenance costs ($1.7 million) due to parts usage and component overhaul and repair, depreciation ($3.4 million) and interest costs ($2.7 million).

The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2003 and 2002:


                                           QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------   --------------------------
                                              2003         2002         2003            2002
                                           ----------   ----------   ----------      ----------
FLIGHT HOURS:
     Domestic Oil and Gas                      30,131       34,259       57,661          65,760
     International                              2,963        4,207        7,203           9,133
     Aeromedical                                2,806        4,638        5,166           9,362
                                           ----------   ----------   ----------      ----------
                  Total                        35,900       43,104       70,030          84,255
                                           ==========   ==========   ==========      ==========


                                                                            JUNE 30,
                                                                     -----------------------
                                                                         2003         2002
                                                                     ----------   ----------
AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas                                                   180          179
     International                                                           17           21
     Aeromedical                                                             29           33
                                                                     ----------   ----------
                  Total                                                     226          233
                                                                     ==========   ==========

      QUARTER ENDED JUNE 30, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002

COMBINED OPERATIONS

REVENUES - Operating revenues were $66.3 million for the quarter ended June 30, 2003, as compared to $71.1 million for the quarter ended June 30, 2002, a decrease of $4.8 million. There was a decrease in operating revenues from the Technical Services segment ($3.3 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002, a decrease in operating revenues in the Aeromedical segment ($0.3 million) due to the termination of certain contracts substantially offset by rate increases on remaining Aeromedical contracts, and a decrease in operating revenues in the International segment ($1.0 million) due to a decrease in flight hour activity. There was also a slight decrease in Domestic Oil and Gas revenues ($0.2 million) due to a decrease in flight hours substantially offset by an increase in rates.

OTHER INCOME AND LOSSES - Gain (loss) on property and equipment dispositions was $0.5 million for the quarter ended June 30, 2003, compared to $0.3 million for the quarter ended June 30, 2002. Other income was $0.2 million for the quarter ended June 30, 2003, compared to $1.0 million for the quarter ended June 30, 2002. The prior year other income amount includes $0.7 million related to the favorable settlement of a note receivable.

DIRECT EXPENSES - Direct expenses decreased $2.3 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. This decrease was due primarily to a decrease in Technical Services costs ($3.2 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002, and a decrease in helicopter rent ($1.5 million) due to the purchase of leased aircraft in the second quarter of 2002. These amounts were offset by an increase in depreciation expense ($1.6 million) as a result of the purchase of leased aircraft, a net increase in employee compensation costs ($0.4 million), and a net increase in other items ($0.4 million). The net increase in employee compensation costs is a result of an increase in compensation rates, offset by a reduction in headcount compared to the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $0.5 million for the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, due to a net decrease in employee compensation costs. The Company recorded in selling, general and administrative expenses ($0.1 million) of severance costs and ($0.8 million) in management bonuses in the prior year.

INTEREST EXPENSE - Interest expense was $5.0 million for the quarter ended June 30, 2003 compared to $6.0 million for the quarter ended June 30, 2002, a decrease of $1.0 million. In the second quarter of 2002, the Company issued $200 million of Senior Notes, as previously described, and retired its exiting bank debt and related SWAP agreements. Included, therefore, in the second quarter of 2002 was a charge of $1.9 million related to retirement of the bank debt and liquidation of the SWAP agreements. Interest costs in the second quarter of 2002 also reflected only two months interest on the new Notes.

INCOME TAXES - Income tax expense for the quarter ended June 30, 2003 was $0.4 million, compared to $1.1 million for the quarter ended June 30, 2002. The effective tax-rate was 40% for both quarters.

EARNINGS - The Company's net earnings for the quarter ended June 30, 2003 were $0.6 million, compared to $1.6 million in the same period in the prior year. Earnings before tax for the quarter were $1.0 million compared to $2.6 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.11 as compared to $0.29 per diluted share for the same quarter prior year. The decrease in earnings is primarily due to the decrease in flight hour activity.

SEGMENT DISCUSSION

Domestic Oil and Gas - Domestic Oil & Gas segment revenues were $45.6 million for the quarter ended June 30, 2003, compared to $45.7 million for the quarter ended June 30, 2002, a decrease of $0.2 million. There was a decrease in flight activity substantially offset by an increase in rates to customers implemented in part in January 2003. Flight hours were 30,131 for the quarter compared to 34,259 for the prior year quarter, a decrease of 12%. The decrease in flight activity was primarily due to a decrease in oil and gas activity in the Gulf of Mexico. The number of aircraft in the segment was 180 at June 30, 2003, compared to 179 in the same quarter prior year.

Direct expenses in the Domestic Oil and Gas segment increased ($2.5 million) for the quarter ended June 30, 2003 as compared to the same quarter prior year. There was an increase in depreciation expense due to the purchase of leased aircraft ($1.4 million), an increase in maintenance and fuel cost ($1.3 million), and a net increase in human resource cost ($1.2 million) due to compensation increases and due to Aeromedical segment's pilots and mechanics being reassigned to Domestic Oil and Gas. These amounts were offset in part by a decrease in aircraft rent due to the purchase of the leased aircraft ($1.2 million), and a net decrease in other items ($0.2 million).

As a result of the increase in expenses, the Domestic Oil & Gas segment operating income was $3.8 million for the quarter ended June 30, 2003, compared to $7.5 million for the quarter ended June 30, 2002.

International - International segment revenues were $4.3 million for the quarter ended June 30, 2003, compared to $5.3 million for the quarter ended June 30, 2002, a decrease of $1.0 million due to a decrease in flight activity. Flight hours were 2,963 for the current quarter compared to 4,207 for the same quarter prior year. The number of aircraft in the segment was 17 at June 30, 2003, compared to 21 in the same quarter prior year.

Direct expenses increased ($0.3 million) for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 due to an increase in outside repairs on certain components ($0.8 million), partially offset by a decrease in human resources cost ($0.4 million). There was also a net increase in other items ($0.2 million).

The International segment had a $0.8 million operating loss for the quarter, compared to operating income of $0.6 million for the same period in 2002. The operating loss is due to both the decrease in activity in the segment and the increase in direct expense.

Aeromedical - Aeromedical segment revenues were $12.2 million for the quarter ended June 30, 2003, compared to $12.5 million for the quarter ended June 30, 2002, a decrease of $0.3 million. The decrease was due to the termination of certain Aeromedical contracts, substantially offset by an increase in rates on retained Aeromedical contracts. Flight hours for the quarter were 2,806 compared to 4,638 for the same period in the prior year. The number of aircraft in the segment was 29 at June 30, 2003 as compared to 33 for June 30, 2002.

Direct expenses decreased ($1.9 million) in the Aeromedical segment for the quarter ended June 30, 2003 as compared to the same quarter prior year. There was a decrease in human resource cost ($0.8 million) due to the termination of certain Aeromedical contracts, a decrease in aircraft rent due to the purchase of leased aircraft ($0.3 million), and a decrease in maintenance cost ($1.4 million) due to a reduction in both aircraft and flight hours. There was also a net increase in other items ($0.5 million).

The Aeromedical segment operating income was $3.6 million for the quarter, compared to $2.6 million for the same period in 2002. The increase in operating income is attributable to the decrease in direct expense as discussed above.

Technical Services - Technical Services segment revenues for the quarter ended June 30, 2003 were $4.3 million compared to $7.6 million for the same period prior year, a decrease of $3.3 million. The decrease is due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002, which was not replaced with new work.

There was a decrease in direct expense of $3.2 million in the Technical Services segment due to completion of the project mentioned above.

The Technical Services segment had operating income of $1.0 million for the quarter ended June 30, 2003, compared to $1.2 million for the quarter ended June 30, 2002.

   SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

COMBINED OPERATIONS

REVENUES - Operating revenues for the six months ended June 30, 2003 were $130.9 million, compared to $139.3 million for the six months ended June 30, 2002, a decrease of $8.4 million. The decrease was due to a decrease in Technical Services revenues ($5.5 million), and decreases in operating revenues in the Aeromedical ($1.2 million) and International ($1.4 million) segments due to a decrease in flight hour activity. The decrease in operating revenues in the Aeromedical segment was due to the termination of certain contracts substantially offset by rate increases on remaining Aeromedical contracts. Although flight hours decreased 12% in the Domestic Oil and Gas segment, this decrease in activity was offset by increases in rates. The decrease in flight activity in the Domestic Oil and Gas segment was primarily due to a decrease in activity in the Gulf of Mexico, and to unfavorable weather conditions as compared to the same period prior year. Flight hours for the six months ended June 30, 2003 were 70,030 as compared to 84,255 for the six months ended June 30, 2002, a decrease of 14,225 flight hours, or approximately 17%. The number of aircraft at June 30, 2003 was 226 as compared to 233 at June 30, 2002.

OTHER INCOME AND LOSSES - Gain (loss) on property and equipment dispositions was $1.4 million for the six months ended June 30, 2003, compared to $0.8 million for the six months ended June 30, 2002, an increase of $0.6 million. The increase was due primarily to insurance proceeds on an aircraft. Other income for the six months ended June 30, 2003 was $0.4 million compared to $1.1 million in the prior year. The Company recorded a $0.7 million favorable settlement on a note receivable in the prior year.

DIRECT EXPENSES - Direct expenses for the six months ended June 30, 2003 were $110.8 million, compared to $117.9 million for the comparable period in 2002, a decrease of $7.1 million. The decrease was the result of decreases in Technical Services costs due to completion of a contract in the prior year as described previously ($5.8 million), a decrease in helicopter rent ($5.1 million) as result of the purchase of leased aircraft, and a net decrease in employee compensation costs ($1.3 million) due to a reduction in headcount as well as a severance charge and management bonus recorded in the prior year, offset in part by an increase in compensation rates. These amounts were offset by an increase in maintenance costs ($1.7 million) related to aircraft parts usage and component repairs, and an increase in depreciation expense ($3.4 million) due to the purchase of leased aircraft.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses for the six months ended June 30, 2003 were $9.7 million, compared to $10.0 million for the six months ended June 30, 2002, a decrease of $0.3 million. There were severance charges ($0.3 million) and a management bonus ($0.8 million) recorded in the prior year. Excluding those amounts, selling, general and administrative employee costs increased $0.8 million, which also includes $0.3 million of costs related to severance and relocation costs in the Aeromedical segment.

INTEREST EXPENSE - Interest expense for the six months ended June 30, 2003 was $10.0 million, as compared to $7.3 million for the six months ended June 30, 2002. The increase in interest expense is related to the Notes issued on April 23, 2002.

INCOME TAXES - Income tax expense for the six months ended June 30, 2003 was $0.9 million, compared to $2.4 million for the six months ended June 30, 2002. The effective tax rate was 40% for both periods.

EARNINGS - The Company's net income for the six months ended June 30, 2003 was $1.3 million, compared to net income of $3.6 million for the six months ended June 30, 2002. Earnings before tax for the six months ended June 30, 2003 was $2.2 million, compared to earnings before tax of $6.0 million for the same period in the prior year. Earnings per diluted share for the six months ended June 30, 2003 was $0.24 as compared to earnings per diluted share of $0.67 for the six months ended June 30, 2002. Earnings for the six months were impacted primarily by the decline in revenues resulting from a 14,225 hour decrease in flight hours for the period, and to the increase in interest expense related to the Notes issuance.

SEGMENT DISCUSSION

Domestic Oil and Gas-- Domestic Oil & Gas segment revenues were $88.8 million for the six months ended June 30, 2003, compared to $89.0 million for the six months ended June 30, 2002. There was a decrease in flight activity, substantially offset by an increase in rates to customers implemented in part in January 2003. Flight hours were 57,661 for the six months ended June 30, 2003 compared to 65,760 for the same period in the prior year, a decrease of 12%. The decrease in flight activity was primarily due to decreased activity in the Gulf of Mexico and to unfavorable weather conditions in the current year compared to the same period prior year. The number of aircraft in the segment was 180 at June 30, 2003 as compared to 179 at June 30, 2002.

Direct expenses increased ($2.2 million) for the six months ended June 30, 2003 as compared to the same period prior year. There were increases in depreciation expense due to the purchase of leased aircraft ($3.4 million), maintenance costs, primarily for aircraft parts and components ($2.4 million), in human resource costs ($0.4 million) and in other items ($0.4 million). These amounts were offset in part by a decrease in aircraft rent due to the purchase of leased aircraft ($4.4 million).

Domestic Oil & Gas segment operating income was $8.7 million for the six months ended June 30, 2003, compared to $12.2 million for the six months ended June 30, 2002. The increase in direct expenses accounts primarily for the change in operating income.

International - International segment revenues were $10.0 million for the six months ended June 30, 2003, compared to $11.4 million for the six months ended June 30, 2002, a decrease of $1.4 million. The decrease was due to recognition in 2002 of amounts recovered for a receivable previously reserved as uncollectible ($0.7 million), and to a decrease in flight hour activity offset in part by an increase in rates.

Direct expenses increased $0.6 million for the six months ended June 30, 2003, as a result primarily of repairs to aircraft components and aircraft usage ($1.1 million), partially offset by a net decrease in human resource cost ($0.5 million).

International segment had a $0.7 million operating loss for the six months ended June 30, 2003, compared to operating income of $1.3 million for the six months ended June 30, 2002. The recovery of a receivable, mentioned above, in the prior year, the decrease in flight activity, and the outside repair costs incurred in the current year account for the change in operating income.

Aeromedical - Aeromedical segment revenues were $23.0 million for the six months ended June 30, 2003, compared to $24.3 million for the same period in the prior year, a decrease of $1.2 million. The decrease was due to the termination of certain Aeromedical contracts, offset to a significant extent by an increase in rates on retained Aeromedical contracts. The number of aircraft in the segment was 29 at June 30, 2003, as compared to 33 for June 30, 2002.

Direct expenses decreased ($4.2 million) in the Aeromedical segment for the six months ended June 30, 2003 as compared to the same period prior year. There was a net decrease in human resource cost ($2.1 million) due to the reduction in headcount resulting from termination of certain Aeromedical contracts, a decrease in aircraft rent due to the purchase of the leased aircraft ($0.7 million), and a decrease in maintenance costs ($1.9 million) as few aircraft were operated in its segment. There was a net increase in other items ($0.5 million).

Aeromedical segment operating income was $6.2 million for the six months ended June 30, 2003, compared to $4.0 million for the six months ended June 30, 2002. The increase in operating income is attributable to the reduction in direct expense and increases in rates as discussed above.

Technical Services - The Technical Services segment operating revenues for the six months ended June 30, 2003 were $9.1 million, compared to $14.6 million in the comparable period in the prior year, a decrease of $5.5 million. The decrease in Technical Services revenues is due to completion of a project for the upgrade and refurbishment of a customer's aircraft completed in the second quarter of 2002, which was not replaced with new work.

There was a decrease in direct expense of $5.8 million in the Technical Services segment due to completion of the project mentioned above in the second quarter of 2002.

The Technical Services segment had operating income of $2.3 million for the six months ended June 30, 2003, compared to $2.1 million for the six months ended June 30, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position on June 30, 2003 was $16.2 million, compared to $17.7 million at December 31, 2002. Working capital was $74.8 million at June 30, 2003, as compared to $72.8 million at December 31, 2002, an increase of $2.0 million. Net cash provided by operating activities during 2003 funded debt service requirements and capital expenditures.

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

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility. At June 30, 2003, the Company had no borrowings and a $1.4 million letter of credit outstanding under the revolving credit facility.

Capital expenditures totaled $14.6 million for the six months ended June 30, 2003, which primarily represents the upgrade of certain aircraft and the capitalized refurbishment of other aircraft.

On May 1, 2003, the Company paid interest due on the Notes of $9.4 million.

                              ENVIRONMENTAL MATTERS

      As of June 30, 2003, the Company has an aggregate estimated liability of $1.5 million for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with regulatory standards will be submitted and evaluated by the appropriate agency. At that point, the regulatory agency will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. The Company has not recorded any estimated liability for remediation at the site, but based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial statements.

                          NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements applicable to the Company, see
Note 7 to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and the Company's credit worthiness. At June 30, 2003, the market value of the Notes was $220 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Stockholders on April 30, 2003. At the meeting, shareholders elected each of the following persons listed below to PHI's Board of Directors for a term ending at the Company's 2004 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is opposite such person's name. The persons listed below constituted the entire Board of Directors of the Company at that time.

                                                      NUMBER OF VOTES CAST
                                      -----------------------------------------------------
                                                                                BROKER
  NAME OF DIRECTOR                         FOR              WITHHOLD           NON-VOTE
                                      --------------     ---------------    ---------------
  Al A. Gonsoulin                       1,482,266               0                  0
  Lance F. Bospflug                     1,482,266               0                  0
  Arthur J. Breault, Jr.                1,482,266               0                  0
  C. Russell Luigs                      1,482,266               0                  0
  Richard H. Matzke                     1,482,266               0                  0
  Thomas H. Murphy                      1,482,266               0                  0

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

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)   Reports on Form 8-K

      Press release dated May 13, 2003 announcing earnings for first quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Petroleum Helicopters, Inc.


August 14, 2003                        By: /s/ Lance F. Bospflug
                                           -------------------------------------
                                       Lance F. Bospflug
                                       President and Chief Executive Officer


August 14, 2003                        By: /s/ Michael J. McCann
                                           -------------------------------------
                                       Michael J. McCann
                                       Chief Financial Officer and Treasurer

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

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.