Form 10-Q
period 2003-09-30
PETROLEUM HELICOPTERS INC
filed 2003-11-14
CIK 350403

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2003

                                       OR

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

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

                                Yes: [X] No: [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: [X] No: [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at October 31, 2003
           -----                      -------------------------------
    Voting Common Stock                       2,851,866 shares
  Non-Voting Common Stock                     2,531,392 shares

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                         Part I - Financial Information

Item 1.       Financial Statements - Unaudited

                  Condensed Consolidated Balance Sheets - September 30, 2003
                     and December 31, 2002 ............................................          3

                  Condensed Consolidated Statements of Operations -
                     Three Months and Nine Months Ended September 30, 2003
                      and 2002.........................................................          4

                  Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 2003 and 2002 .........................          5

                  Notes to Consolidated Financial Statements ..........................          6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................................         16

Item 3.       Quantitative and Qualitative Disclosures about
                  Market Risk .........................................................         24

Item 4.       Controls and Procedures..................................................         25

                           Part II - Other Information

Item 1.       Legal Proceedings .......................................................         25

Item 6.       Exhibits and Reports on Form 8-K ........................................         25

              Signatures ..............................................................         26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                       2003            2002
                                                                     --------        --------
                                ASSETS

Current Assets:
    Cash and cash equivalents                                        $ 19,145        $ 17,674
    Accounts receivable -- net of allowance:
       Trade                                                           40,891          40,234
       Other                                                              781             579
    Inventory, net                                                     40,156          37,375
    Other current assets                                                7,406           5,753
    Refundable income taxes                                               870           2,236
                                                                     --------        --------
                  Total current assets                                109,249         103,851

Property and equipment, net                                           254,734         252,577
Other                                                                  10,815          10,279
                                                                     --------        --------
                  Total Assets                                       $374,798        $366,707
                                                                     ========        ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

    Accounts payable                                                 $ 13,753        $ 14,772
    Accrued liabilities                                                17,421          11,893
    Accrued vacation payable                                            4,928           3,931
    Notes payable                                                       2,000              --
    Income taxes payable                                                   --             504
                                                                     --------        --------
                   Total current liabilities                           38,102          31,100

Long-term debt                                                        200,000         200,000
Deferred income taxes                                                  24,525          24,249
Other long-term liabilities                                             5,898           6,504
Commitments and contingencies (Note 3)


Shareholders' Equity

    Voting common stock -- par value of $0.10;
      authorized shares of 12,500,000                                     285             285
    Non-voting common stock -- par value of $0.10;
      authorized shares of 12,500,000                                     253             253
    Additional paid-in capital                                         15,112          15,062
    Retained earnings                                                  90,623          89,254
                                                                     --------        --------
                Total shareholders' equity                            106,273         104,854
                                                                     --------        --------
                   Total Liabilities and Shareholders' Equity        $374,798        $366,707
                                                                     ========        ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        QUARTER ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ------------------------         ------------------------
                                                    2003             2002             2003            2002
                                                   -------        ---------         --------        --------
Operating revenues                                 $69,640        $  69,663         $200,586        $208,978
Gain (loss) on disposition of
  property and equipment                               273              (29)           1,711             819
Other                                                  165              159              533           1,251
                                                   -------        ---------         --------        --------
                                                    70,078           69,793          202,830         211,048
                                                   -------        ---------         --------        --------

Expenses:
    Direct expenses                                 59,952           55,244          170,758         173,165
    Selling, general, and
        administrative expenses                      5,048            4,035           14,786          14,067
     Interest expense                                4,984            4,995           14,972          12,286
                                                   -------        ---------         --------        --------
                                                    69,984           64,274          200,516         199,518
                                                   -------        ---------         --------        --------

Earnings before income taxes                            94            5,519            2,314          11,530
Income taxes                                            38            2,209              925           4,612
                                                   -------        ---------         --------        --------

Net earnings                                       $    56        $   3,310         $  1,389        $  6,918
                                                   =======        =========         ========        ========

Weighted average common shares outstanding:

    Basic                                            5,383            5,362            5,383           5,320
    Diluted                                          5,486            5,461            5,476           5,427

Net earnings per common share:

    Basic                                          $  0.01        $    0.62         $   0.26        $   1.30
    Diluted                                        $  0.01        $    0.61         $   0.25        $   1.27


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                      2003              2002
                                                                    --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net earnings                                                    $  1,389         $   6,918
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization                                 19,815            15,699
        Deferred income taxes                                            276             3,835
        Gain on asset dispositions                                    (1,711)             (819)
        Bad debt recovery related to notes receivable                     --              (731)
        Other                                                            (15)              (21)
    Changes in operating assets and liabilities                         (911)            6,991
                                                                    --------         ---------
Net cash provided by operating activities                             18,843            31,872
                                                                    --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from notes receivable                                        --             1,629
    Purchase of property and equipment                               (23,420)          (26,277)
    Purchase of aircraft previously leased                                --          (118,076)
    Proceeds from asset dispositions                                   3,998             3,226
                                                                    --------         ---------
Net cash used in investing activities                                (19,422)         (139,498)
                                                                    --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term debt                                          --           200,000
       Less fees and expenses                                             --            (5,835)
    Proceeds from notes payable                                        2,000                --
    Payments on long-term debt and capital lease obligations              --            (5,845)
    Payment of long term debt from bond proceeds                          --           (60,771)
    Payment of interest rate swap settlement                              --            (1,575)
    Proceeds from exercise of stock options                               50             1,200
                                                                    --------         ---------
Net cash provided by financing activities                              2,050           127,174
                                                                    --------         ---------

Increase in cash and cash equivalents                                  1,471            19,548
Cash and cash equivalents, beginning of period                        17,674             5,435
                                                                    --------         ---------
Cash and cash equivalents, end of period                            $ 19,145         $  24,983
                                                                    ========         =========

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION:

     Interest paid (excluding interest rate swap settlement)        $  9,640         $   2,134
                                                                    ========         =========
     Taxes paid, net                                                $  1,124         $   2,754
                                                                    ========         =========

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

Reclassifications

Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2003. Such reclassifications include an adjustment to increase operating revenues and direct expenses by $1.5 million for the three months ended September 30, 2002 and $4.3 million for the nine months ended September 30, 2002. This reclassification did not affect earnings before income taxes, net earnings or earnings per share.

2. SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas, International, Air Medical, and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment provides helicopter services in various foreign countries to oil and gas customers, which primarily consists of operations in the west coast of Africa. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states. The Company's Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for a variety of helicopter owners and operators.

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

Summarized financial information concerning the Company's reportable operating segments for the quarter and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

                                                     QUARTER ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                               -------------------------         ---------------------------
                                                 2003             2002              2003              2002
                                               --------         --------         ---------         ---------
Segment operating revenues

     Domestic Oil and Gas                      $ 49,346         $ 49,047         $ 138,121         $ 138,018
     International                                4,658            4,939            14,667            16,381
     Air Medical                                 11,736           12,265            34,777            36,521
     Technical Services                           3,900            3,412            13,021            18,058
                                               --------         --------         ---------         ---------
         Total operating revenues              $ 69,640         $ 69,663         $ 200,586         $ 208,978
                                               ========         ========         =========         =========

Segment operating profit (loss):

     Domestic Oil and Gas                      $  5,205         $  8,104         $  13,900         $  20,319
     International                                  (47)             492              (729)            1,822
     Air Medical                                  2,464            4,244             8,703             8,267
     Technical Services                             976              849             3,301             2,909
                                               --------         --------         ---------         ---------
         Total segment operating profit           8,598           13,689            25,175            33,317
Other, net (1)                                      438              130             2,244             2,070
Interest                                         (4,984)          (4,995)          (14,972)          (12,286)
Unallocated overhead                             (3,958)          (3,305)          (10,133)          (11,571)
                                               --------         --------         ---------         ---------
Earnings before income taxes                   $     94         $  5,519         $   2,314         $  11,530
                                               ========         ========         =========         =========

(1)   Includes gains on dispositions of property and equipment and other income.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters - The Company has an aggregate estimated liability of $0.8 million as of September 30, 2003 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However, the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial statements.

During the quarter ended September 30, 2003, the Company obtained favorable sampling results at certain locations. As a result of these samples and responses received from regulatory agencies, the Company determined that the cost of remediation at these locations would be less than originally anticipated, resulting in a reduction of the estimated environmental liability of $0.3 million. During the nine months ended September 30, 2003, the estimated environmental liability has also been reduced by payments of $0.4 million.

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

Long-Term Debt - On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of September 30, 2003, the Company was in compliance with covenants.

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and London Interbank offer rate ("LIBOR") rate borrowings plus a spread. The spread for LIBOR borrowings ranges from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. As of September 30, 2003, the Company had $1.0 million of borrowings outstanding (included in notes payable) and $1.4 million in letters of credit outstanding under the revolving credit facility. The $1.0 million was paid subsequent to quarter end. As of December 31, 2002, the Company had no borrowings and $1.4 million in letters of credit outstanding under the revolving credit facility.

The Company is subject to certain financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions including a restriction on purchases of the Company's stock. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of September 30, 2003, the Company was in compliance with the covenants.

Also included in notes payable is $1.0 million related to the interim financing of a progress payment for the acquisition of the two aircraft described below.

Operating Leases - The Company leases aircraft and certain facilities and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. Total lease commitments were $5.5 million at September 30, 2003. Approximately $1.6 million is payable for aircraft and $1.0 million payable for facility lease arrangements during the next twelve months.

During the quarter ended September 30, 2003, the Company entered into a purchase agreement for two aircraft at a combined cost of $32.4 million to be delivered in 2004. The Company has made a $1.0 million progress payment under an interim finance agreement with a commercial lender and intends to finance the remainder of the acquisition through an operating lease transaction with the same lender.

Purchase Commitments - Currently, the Company has entered into agreements to acquire or upgrade aircraft in addition to the two aircraft described above, valued at approximately $10.3 million, for future delivery at various dates through 2004. The Company intends to fund these acquisitions with cash from operations.

4.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the Company's comprehensive income (loss) for the quarter and nine months ended September 30, 2003 and 2002 (in thousands):


                                                QUARTER ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                            --------------------        --------------------
                                             2003          2002          2003          2002
                                            ------        ------        ------        ------
Net earnings                                $   56        $3,310        $1,389        $6,918
Other comprehensive income
  (loss):
     Unrecognized gain on interest
        rate swaps during the period            --            --            --           455
     Add reclassification
        adjustments for losses
        included in net earnings                --            --            --         1,575
                                            ------        ------        ------        ------
Comprehensive income                        $   56        $3,310        $1,389        $8,948
                                            ======        ======        ======        ======

5.    VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.1 million and $0.2 million at September 30, 2003 and December 31, 2002, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $5.4 million and $4.8 million at September 30, 2003 and December 31, 2002, respectively.

6.    PROPERTY AND EQUIPMENT

Effective January 1, 2003, the Company changed the estimated residual value of certain aircraft (77 aircraft of the total fleet) from 30% to 40%. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the quarter ended and nine months ended September 30, 2003, was a reduction in depreciation expense of $0.2 million ($0.1 million after tax or $0.02 per diluted share) and $0.6 million ($0.04 million after tax or $0.07 per diluted share).

7.    SEVERANCE LIABILITY

During the quarter ended September 30, 2003, the Company recorded costs of approximately $2.1 million related to a plan of termination and early retirement covering approximately 60 employees. At September 30, 2003, the Company had an outstanding severance liability of $1.7 million for certain of these employees who have already terminated employment, or are scheduled to terminate employment and who have elected payment of the severance benefits at a later date. The Company expects to pay the remaining severance liability, for certain of these employees, over the next six months.

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

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46"). FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. FIN 46 became effective immediately for variable interest entities created after January 31, 2003, for entities created before January 31, 2003, the provisions of FIN 46 have been delayed until December 31, 2003. Presently, the Company does not believe that the Company has interests that would be considered variable interest entities under FIN 46. A final determination regarding the provisions of FIN 46 will be reflected in the Company's financial statements as of December 31, 2003.

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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                       SEPTEMBER 30, 2003
                                                    ---------------------------------------------------------
                                                     PARENT
                                                     COMPANY      GUARANTOR
                                                      ONLY       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    --------     ------------     ------------     ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                       $ 19,128        $     17        $     --         $ 19,145
    Accounts receivable - net of allowance            35,478           6,194              --           41,672
    Inventory, net                                    40,156              --              --           40,156
    Other current assets                               7,229             177              --            7,406
    Refundable income taxes                              790              80              --              870
                                                    --------        --------        --------         --------
       Total current assets                          102,781           6,468              --          109,249
Investment in subsidiaries and other                  18,573          20,754         (28,512)          10,815
Property and equipment, net                          251,222           3,512              --          254,734
                                                    --------        --------        --------         --------
           Total Assets                             $372,576        $ 30,734        $(28,512)        $374,798
                                                    ========        ========        ========         ========
                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities        $ 31,174        $  4,205        $ (4,205)        $ 31,174
    Accrued vacation payable                           4,672             256              --            4,928
    Notes Payable                                      2,000              --              --            2,000
                                                    --------        --------        --------         --------
       Total current liabilities                      37,846           4,461          (4,205)          38,102
Long-term debt net of current maturities             200,000              --              --          200,000
Deferred income taxes and other long-term
  liabilities                                         28,457           5,870          (3,904)          30,423
Shareholders' Equity:
    Paid-in capital                                   15,650           4,402          (4,402)          15,650
    Retained earnings                                 90,623          16,001         (16,001)          90,623
                                                    --------        --------        --------         --------
       Total shareholders' equity                    106,273          20,403         (20,403)         106,273
                                                    --------        --------        --------         --------
             Total Liabilities and
               Shareholders' Equity                 $372,576        $ 30,734        $(28,512)        $374,798
                                                    ========        ========        ========         ========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                        DECEMBER 31, 2002
                                                    -----------------------------------------------------------
                                                     PARENT
                                                     COMPANY       GUARANTOR
                                                      ONLY        SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    --------      ------------    ------------     ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                       $ 17,652        $     22        $     --         $ 17,674
    Accounts receivable - net of allowance            36,488           4,325              --           40,813
    Inventory, net                                    37,232             143              --           37,375
    Other current assets                               5,743              10              --            5,753
    Refundable income taxes                            2,236              --              --            2,236
                                                    --------        --------        --------         --------
       Total current assets                           99,351           4,500              --          103,851
Investment in subsidiaries and other                  20,958          14,036         (24,715)          10,279
Property and equipment, net                          248,982           3,595              --          252,577
                                                    --------        --------        --------         --------
           Total Assets                             $369,291        $ 22,131        $(24,715)        $366,707
                                                    ========        ========        ========         ========
                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities        $ 33,114        $  3,314        $ (9,763)        $ 26,665
    Accrued vacation payable                           3,675             256              --            3,931
    Income taxes payable                                  --             504              --              504
                                                    --------        --------        --------         --------
       Total current liabilities                      36,789           4,074          (9,763)          31,100
Long-term debt                                       200,000              --              --          200,000
Deferred income taxes and other long-term
  liabilities                                         27,648           2,817             288           30,753
Shareholders' Equity:
    Paid-in capital                                   15,600           4,402          (4,402)          15,600
    Retained earnings                                 89,254          10,838         (10,838)          89,254
                                                    --------        --------        --------         --------
       Total shareholders' equity                    104,854          15,240         (15,240)         104,854
                                                    --------        --------        --------         --------
             Total Liabilities and
               Shareholders' Equity                 $369,291        $ 22,131        $(24,715)        $366,707
                                                    ========        ========        ========         ========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


                                                  PARENT
                                                  COMPANY         GUARANTOR
                                                   ONLY         SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 --------       ------------     ------------     ------------
                                                          FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                                 --------------------------------------------------------------
Operating revenues                               $ 56,036         $ 13,604         $     --         $ 69,640
Management fees                                     1,167               --           (1,167)              --
Equity in net income of consolidated
  subsidiaries                                      1,283               --           (1,283)              --
Gain on dispositions of property and
  equipment                                           273               --               --              273
Other                                                 165               --               --              165
                                                 --------         --------         --------         --------
                                                   58,924           13,604           (2,450)          70,078
                                                 --------         --------         --------         --------
Expenses:
     Direct expenses                               50,474            9,478               --           59,952
     Management fees                                   --            1,167           (1,167)              --
     Selling, general, and administrative           4,228              820               --            5,048
     Interest expense                               4,984               --               --            4,984
                                                 --------         --------         --------         --------
                                                   59,686           11,465           (1,167)          69,984
                                                 --------         --------         --------         --------
Earnings before income taxes                         (762)           2,139           (1,283)              94
Income taxes                                         (818)             856               --               38
                                                 --------         --------         --------         --------
Net earnings                                     $     56         $  1,283         $ (1,283)        $     56
                                                 ========         ========         ========         ========


                                                          FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                                 --------------------------------------------------------------
Operating revenues                               $ 58,512         $ 11,151         $     --         $ 69,663
Management fees                                     1,524               --           (1,524)              --
Equity in net income of consolidated
  subsidiaries                                      2,558               --           (2,558)              --
Gain on dispositions of property and
  equipment                                           (29)              --               --              (29)
Other                                                (184)             343               --              159
                                                 --------         --------         --------         --------
                                                   62,381           11,494           (4,082)          69,793
                                                 --------         --------         --------         --------
Expenses:
     Direct expenses                               49,879            5,365               --           55,244
     Management fees                                   --            1,524           (1,524)              --
     Selling, general, and administrative           3,604              431               --            4,035
     Interest expense                               4,952               43               --            4,995
                                                 --------         --------         --------         --------
                                                   58,435            7,363           (1,524)          64,274
                                                 --------         --------         --------         --------
Earnings before income taxes                        3,946            4,131           (2,558)           5,519
Income taxes                                          636            1,573               --            2,209
                                                 --------         --------         --------         --------
Net earnings                                     $  3,310         $  2,558         $ (2,558)        $  3,310
                                                 ========         ========         ========         ========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)


                                                     PARENT
                                                     COMPANY          GUARANTOR
                                                      ONLY           SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                    ---------        ------------      ------------     ------------
                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                    ----------------------------------------------------------------
Operating revenues                                  $ 160,444         $  40,142         $      --         $ 200,586
Management fees                                         2,822                --            (2,822)               --
Equity in net income of consolidated
   subsidiaries                                         5,163                --            (5,163)               --
Gain on dispositions of property and
  equipment                                             1,711                --                --             1,711
Other                                                     533                --                --               533
                                                    ---------         ---------         ---------         ---------
                                                      170,673            40,142            (7,985)          202,830
                                                    ---------         ---------         ---------         ---------
Expenses:
     Direct expenses                                  144,563            26,195                --           170,758
     Management fees                                       --             2,822            (2,822)               --
     Selling, general, and administrative              12,266             2,520                --            14,786
     Interest expense                                  14,972                --                --            14,972
                                                    ---------         ---------         ---------         ---------
                                                      171,801            31,537            (2,822)          200,516
                                                    ---------         ---------         ---------         ---------
Earnings before income taxes                           (1,128)            8,605            (5,163)            2,314
Income taxes                                           (2,517)            3,442                --               925
                                                    ---------         ---------         ---------         ---------
Net earnings                                        $   1,389         $   5,163         $  (5,163)        $   1,389
                                                    =========         =========         =========         =========

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    ----------------------------------------------------------------
Operating revenues                                  $ 174,284         $  34,694         $      --         $ 208,978
Management fees                                         4,355                --            (4,355)               --
Equity in net income of consolidated
   subsidiaries                                         4,554                --            (4,554)               --
Gain on dispositions of property and
  equipment                                               819                --                --               819
Other                                                     910               341                --             1,251
                                                    ---------         ---------         ---------         ---------
                                                      184,922            35,035            (8,909)          211,048
                                                    ---------         ---------         ---------         ---------
Expenses:
     Direct expenses                                  151,401            21,764                --           173,165
     Management fees                                       --             4,355            (4,355)               --
     Selling, general, and administrative              12,667             1,400                --            14,067
     Interest expense                                  12,228                58                --            12,286
                                                    ---------         ---------         ---------         ---------
                                                      176,296            27,577            (4,355)          199,518
                                                    ---------         ---------         ---------         ---------
Earnings before income taxes                            8,626             7,458            (4,554)           11,530
Income taxes                                            1,708             2,904                --             4,612
                                                    ---------         ---------         ---------         ---------
Net earnings                                        $   6,918         $   4,554         $  (4,554)        $   6,918
                                                    =========         =========         =========         =========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                       PARENT
                                                       COMPANY         GUARANTOR
                                                        ONLY          SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                      ---------       ------------       ------------      ------------
                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                      ----------------------------------------------------------------
Net cash provided by (used in) operating
      activities                                      $  18,847         $      (4)        $        --        $  18,843
Cash flows from investing activities:
    Purchase of property and equipment                  (23,420)               --                  --          (23,420)
    Proceeds from asset dispositions                      3,998                --                  --            3,998
                                                      ---------         ---------         -----------        ---------
    Net cash used in investing activities               (19,422)               --                  --          (19,422)
                                                      ---------         ---------         -----------        ---------
Cash flows from financing activities:
    Proceeds from notes payable                           2,000                --                  --            2,000
    Proceeds from exercise of stock options                  50                --                  --               50
                                                      ---------         ---------         -----------        ---------
    Net cash provided by financing activities             2,050                --                  --            2,050
                                                      ---------         ---------         -----------        ---------
Increase (decrease) in cash and cash
      equivalents                                         1,475                (4)                 --            1,471
Cash and cash equivalents, beginning of year             17,653                21                  --           17,674
                                                      ---------         ---------         -----------        ---------
Cash and cash equivalents, end of year                $  19,128         $      17         $        --        $  19,145
                                                      =========         =========         ===========        =========

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                      ----------------------------------------------------------------
Net cash provided by operating activities             $  31,766         $     106         $        --        $  31,872
Cash flows from investing activities:
    Proceeds from notes receivable                        1,629                --                  --            1,629
    Purchase of property and equipment                  (26,173)             (104)                 --          (26,277)
    Purchase of aircraft previously leased             (118,076)               --                  --         (118,076)
    Proceeds from asset dispositions                      3,226                --                  --            3,226
                                                      ---------         ---------         -----------        ---------
    Net cash used in investing activities              (139,394)             (104)                 --         (139,498)
                                                      ---------         ---------         -----------        ---------
Cash flows from financing activities:
    Proceeds from long-term debt, net                   194,165                --                  --          194,165
    Payments on long-term debt                           (5,845)               --                  --           (5,845)
    Payment of long-term debt with bond
        proceeds                                        (60,771)               --                  --          (60,771)
    Payment of interest rate swap settlement             (1,575)               --                  --           (1,575)
    Proceeds from exercise of stock options               1,200                --                  --            1,200
                                                      ---------         ---------         -----------        ---------
    Net cash provided by financing activities           127,174                --                  --          127,174
                                                      ---------         ---------         -----------        ---------
Increase in cash and cash equivalents                    19,546                 2                  --           19,548
Cash and cash equivalents, beginning of year              5,422                13                  --            5,435
                                                      ---------         ---------         -----------        ---------
Cash and cash equivalents, end of year                $  24,968         $      15         $        --        $  24,983
                                                      =========         =========         ===========        =========

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

                                    OVERVIEW

Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2003. Such reclassifications include an adjustment to increase operating revenues and direct expenses by $1.5 million for the three months ended September 30, 2002 and $4.3 million for the nine months ended September 30, 2002. This reclassification did not affect earnings before income taxes, net earnings or earnings per share.

Operating revenues were $69.6 million for the quarter ended September 30, 2003 compared to $69.7 million for the quarter ended September 30, 2002. Operating revenues in the Domestic Oil and Gas segment increased ($0.3 million) for the quarter due to increases in rates, substantially offset by a decrease in flight activity. There was a decrease in the International segment revenues ($0.3 million) due to a decrease in activity. Operating revenues in the Air Medical segment decreased ($0.5 million) due primarily to the termination of a hospital based contract during 2002. The Technical Services' operating revenues increased ($0.5 million) for the quarter due to an increase in activity on an ongoing contract. Flight hours were 37,199 for the current year quarter compared to 43,976 for the same quarter in the prior year, a decrease of 15%. There was a decrease in flight hours in all flight segments during the quarter.

Notwithstanding the decrease in revenue in the Air Medical segment for the quarter and also for the nine months as discussed below, the Company is expanding in this segment and has added aircraft and personnel recently at certain locations where acceptable rates appear to be available.

Operating revenues for the nine months ended September 30, 2003 were $200.6 million, compared to $209.0 million for the nine months ended September 30, 2002, a decrease of $8.4 million. Operating revenues in the Domestic Oil and Gas segment were essentially unchanged for the nine months due to an increase in rates offset by a decrease in activity. There was a decrease in the International segment revenues ($1.7 million) due to a decrease in activity. Operating revenues in the Air Medical segment decreased ($1.7 million) due to the termination of a hospital based contract during 2002, and a decrease in activity related to another hospital based contract. The Technical Services' operating revenues decreased ($5.0 million) for the nine months due to completion in the second quarter of 2002 of a project for the upgrade and refurbishment of a customer's aircraft. Flight hours were 107,229 for the nine months September 30, 2003, compared to 128,231 flight hours for the nine months September 30, 2002, a decrease of 16%.

Direct expenses and selling, general and administrative expenses increased in total $5.7 million for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. There were severance costs recorded in the quarter ($2.1 million) related to a voluntary early retirement program and a reduction in employee headcount related to a special termination plan implemented in the quarter. Employee compensation cost increased ($1.5 million) due to compensation rate increases, offset by a reduction in incentive compensation ($0.6 million). In addition, insurance expense increased ($2.0 million), due to additional premiums under the terms of the Company's policy related to loss experience. Insurance expense will increase through the first quarter of 2004, by approximately $0.5 million per quarter, which will then be subject to renewal. Depreciation expense increased for the quarter ($0.7 million) due to aircraft previously upgraded and being placed in service, and Technical Services cost increased ($0.4 million) due to increased activity in the quarter. Maintenance cost decreased for the quarter ($0.9 million), and the Company reduced the provision for environmental remediation costs at certain sites ($0.3 million) due to favorable analytical samples obtained during the quarter ended September 30, 2003. There was also an increase in travel cost ($0.1 million) and miscellaneous other items, net ($0.7 million).

Direct expenses and selling, general and administrative expenses decreased in total $1.7 million for the nine months ended September 30, 2003. Technical Services costs decreased ($5.1 million) due to completion of a project for the upgrade and refurbishment of a customer's aircraft in the second quarter of 2002. Helicopter rent decreased ($5.1 million) due to the purchase of leased aircraft in 2002. These amounts were offset in part by a depreciation expense increase ($4.1 million) for the nine months, due to the purchase of leased aircraft in the second quarter of 2002 and also due to assets recently purchased or aircraft upgrades being placed in service. In addition to the severance charges and relocation cost ($0.3 million) incurred earlier in the year related to the Air Medical segment, a severance charge ($2.1 million) was recorded related to an early retirement program and a termination plan implemented in the quarter ended September 30, 2003. There were severance charges in the prior year ($1.7 million), therefore resulting in a net increase in severance cost ($0.7 million). Employee compensation costs, excluding the severance amounts mentioned increased ($1.2 million) as a result of compensation rate increases offset by a reduction in incentive compensation. Maintenance cost increased ($0.8 million) for the nine months ending September 30, 2003 due primarily to contracted repairs of components and fuel cost increased ($0.5 million). In addition, insurance expense increased, net of all changes, ($1.2 million), primarily due to a provision for additional insurance expense as previously mentioned. Also, the Company reduced the provision for environmental remediation cost at certain sites ($0.3 million) due to favorable analytical samples obtained during the quarter ended September 30, 2003.

The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2003 and 2002:


                                      QUARTER ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                 ----------------------        ----------------------
                                   2003           2002           2003           2002
                                 -------        -------        -------        -------
FLIGHT HOURS:
     Domestic Oil and Gas         30,696         36,047         88,357        101,807
     International                 3,364          4,339         10,567         13,472
     Air Medical                   3,139          3,590          8,305         12,952
                                 -------        -------        -------        -------
                  Total           37,199         43,976        107,229        128,231
                                 =======        =======        =======        =======


                                        SEPTEMBER 30,
                                       ---------------
                                       2003       2002
                                       ----       ----
AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas               179        186
     International                       17         18
     Air Medical                         32         27
                                        ---        ---
                  Total                 228        231
                                        ===        ===


 QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2002

COMBINED OPERATIONS

REVENUES - Operating revenues were $69.6 million for the quarter ended September 30, 2003, as compared to $69.7 million for the quarter ended September 30, 2003, a decrease of $0.1 million. Operating revenues in the Domestic Oil and Gas segment increased ($0.3 million) for the quarter due to increases in rates substantially offset by a decrease in flight activity. There was a decrease in the International segment revenues ($0.3 million) due to a decrease in activity. Operating revenues in the Air Medical segment decreased ($0.5 million) due primarily to the termination of certain contracts as a response to proposed rate increases. Technical Services operating revenues increased ($0.5 million) for the quarter due to an increase in activity on an ongoing contract. Flight hours were 37,199 for the current year quarter compared to 43,976 for the same period in the prior year, a decrease of 15%.

Notwithstanding the decrease in revenue in the Air Medical segment for the quarter, the Company is expanding in this segment and has added aircraft and personnel recently at certain new locations where acceptable rates appear to be available.

OTHER INCOME AND LOSSES - Gain (Loss) on Disposition of Property and Equipment - Gain on equipment dispositions was $0.3 million for the quarter ended September 30, 2003 as compared to a loss of less than $0.1 million for the quarter ended September 30, 2002.

Other - Other income was essentially unchanged for the quarter, $0.2 million.

DIRECT EXPENSES - Direct expenses for the quarter ended September 30, 2003 were $60.0 million, compared to $55.2 million for the same period ended September 30, 2002. There were severance charges recorded in the quarter ($2.0 million) related to a voluntary early retirement program and a reduction in employee headcount related to a special termination plan implemented in the quarter. Employee compensation cost increased ($1.5 million) due to compensation rate increases, offset by a reduction in incentive compensation ($0.6 million). Insurance expense increased ($2.0 million), primarily due a provision for additional insurance expense as previously mentioned. Depreciation expense increased for the quarter ($0.7 million) due to aircraft previously upgraded and being placed in service, and Technical Services cost increased ($0.4 million) due to increased activity in the quarter. Maintenance cost decreased for the quarter ($0.9 million), and the Company reduced the provision for environmental remediation costs at certain sites ($0.3 million) due to favorable analytical samples obtained during the quarter ended September 30, 2003.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses for the quarter ended September 30, 2003 were $5.0 million, as compared to $4.0 million for the quarter ended September 30, 2002. The increase was due to an increase in employee compensation cost ($0.3 million), a severance charge ($0.1 million), increase in travel costs ($0.1 million), and net of miscellaneous other items ($0.5 million).

INTEREST EXPENSE - Interest expense was $5.0 million for both the quarters ended September 30, 2003 and 2002.

INCOME TAXES - Income tax expense for the quarter ended September 30, 2003 was less than $0.1 million, compared to $2.2 million for the quarter ended September 30, 2002. The effective tax-rate was 40% for both periods.

EARNINGS - The Company's net earnings for the quarter ended September 30, 2003 was less than $0.1 million, compared to $3.3 million for the same period in the prior year. Earnings before tax for the quarter were $0.1 million compared to $5.5 million in the same period of the prior year. Earnings per diluted share for the quarter were $0.01 as compared to $0.61 per diluted share for the same quarter prior year.

SEGMENT DISCUSSION

Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

Domestic Oil and Gas - Domestic Oil & Gas segment revenues were $49.3 million for the quarter ended September 30, 2003, compared to $49.0 million for the quarter ended September 30, 2002, an increase of $0.3 million. There was an increase in rates substantially offset by a decrease in flight hour activity. Flight hours in the segment were 30,696 for the quarter ended September 30, 2003, compared to 36,047 flight hours for the quarter ended September 30, 2002. The number of aircraft in the segment was 179 at September 30, 2003 as compared to 186 at September 30, 2002. Three aircraft were reassigned to the Air Medical segment.

Direct expenses increased ($2.9 million) for the quarter ended September 30, 2003, due to a severance charge recorded in the quarter ($1.7 million) related to a reduction in the employee headcount in the quarter, a provision for additional insurance expense as previously mentioned ($2.0 million), an increase in employee compensation cost ($0.5 million) resulting from increases in compensation costs offset by a reduction in incentive compensation, and an increase in depreciation expense ($0.5 million) related to aircraft previously upgraded and being placed in service. These amounts were offset by a decrease in maintenance cost ($1.1 million) in the quarter primarily related to aircraft parts usage and a decrease in miscellaneous other items, net ($0.7 million).

The Domestic Oil & Gas segment operating income was $5.2 million for the quarter ended September 30, 2003, compared to $8.1 million for the quarter ended September 30, 2002. The decrease in earnings is due to the increases in direct expenses described above, although the decrease in flight hour activity from

36,047 flight hours in the same period 2002 to 30,696 flight hours in 2003 also contributed to decreased operating income.

International - International segment revenues were $4.7 million for the quarter ended September 30, 2003, compared to $4.9 million for the quarter ended September 30, 2002. The decrease was due to reduced flight activity, offset in part by rate increases. The number of aircraft in the segment was 17 at September 30, 2003, compared to 18 at September 30, 2002. Flight hours were 3,364 for the quarter ended September 30, 2003 as compared to 4,339 for the quarter ended September 30, 2002.

Direct expenses for the quarter ended September 30, 2003 increased $0.2 million. This was primarily due to severance charges ($0.3 million) recorded in the quarter, offset by decreases in other items ($0.1 million).

The International segment had an operating loss of less than $0.1 million for the quarter, compared to $0.5 million operating income for the same period in 2002. The loss is due to the severance charges recorded in the quarter, and also due to decreased flight hour activity.

Air Medical - Air Medical segment revenues were $11.7 million for the quarter ended September 30, 2003, compared to $12.3 million for the quarter ended September 30, 2002, a decrease of $0.5 million. The decrease was due primarily to termination of a hospital based contract that resulted from proposed rate increases by the Company. Flight hours for the quarter ended September 30, 2003 were 3,139 compared to 3,590 for the quarter ended September 30, 2002. The number of aircraft in the segment at September 30, 2003 was 32 compared to 27 at September 30, 2003. The increase in the number of aircraft in the quarter is related to upcoming operations.

As previously discussed, the Company is expanding in this segment and has added aircraft and personnel recently at certain locations.

Direct expenses in the Air Medical segment for the quarter ended September 30, 2003 increased $0.6 million due to an increase in employee compensation cost ($0.5 million), and a severance charge in the quarter ($0.1 million).

The Air Medical segment operating income was $2.5 million for the quarter, compared to an operating income of $4.2 million for the same period in 2002. The decrease in operating income was due to the reduction in revenue and also due to the increase in direct expense discussed above.

Technical Services - Technical Services segment revenues for the quarter ended September 30, 2003 were $3.9 million compared to $3.4 million in the prior year. The increase in Technical Services revenues is related to an increase in activity on an ongoing contract.

There was an increase in direct expense of $0.4 million in the Technical Services segment due to an increase in activity in the quarter.

The Technical Services segment had operating income of $1.0 million for the quarter ended September 30, 2003, compared to $0.8 million for the quarter ended September 30, 2002.

               NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

COMBINED OPERATIONS

REVENUES - Operating revenues for the nine months ended September 30, 2003 were $200.6 million, compared to $209.0 million for the nine months ended September 30, 2002, a decrease of $8.4 million. The decrease in operating revenue was due to decreases in flight activity in the Air Medical and International segments ($3.5 million), and also a decrease ($5.0 million) in Technical Services operating revenues due to the completion of a contract for the upgrade and refurbishment of a customer's aircraft. Although operating revenues in the Domestic Oil and Gas segment were unchanged, there was a decrease in flight hour activity offset by an increase in rates. Combined flight hours for the nine months ended September 30, 2003 were 107,229 compared to 128,231 for the nine months September 30, 2002.

Notwithstanding the decrease in revenue in the Air Medical segment for the nine months, the Company is expanding in this segment and has added aircraft and personnel recently at certain new locations where acceptable rates appear to be available.

The number of aircraft at September 30, 2003 was 228 as compared to 231 at September 30, 2002.

OTHER INCOME AND LOSSES - Gain (Loss) on Disposition of Property and Equipment - Gain on equipment dispositions was $1.7 million for the nine months ended September 30, 2003, compared to $0.8 million for the nine months ended September 30, 2002.

Other - Other, which represents interest income and other gains and losses, was $0.5 million for the nine months ended September 30, 2003 as compared to $1.3 million for the nine months ended September 30, 2002. The Company recorded $0.7 million for a favorable settlement of a note receivable from Clintondale in the second quarter of 2002.

DIRECT EXPENSES - Direct expenses for the nine months ended September 30, 2003 were $170.8 million, compared to $173.2 million for the comparable period in 2002, a decrease of $2.4 million. The decrease in direct expenses was the result of decreases in Technical Services segment costs ($5.1 million) due to completion in the second quarter of 2002 of a project for the upgrade and refurbishment of a customer's aircraft, and a decrease in helicopter rent ($5.1 million) due to the purchase of leased aircraft in 2002. The Company also reduced the provision for environmental remediation costs at certain sites ($0.3 million) due to favorable analytical samples obtained during the current quarter. These amounts were offset in part by an increase in depreciation expense ($3.7 million) due to the purchase of leased aircraft in the second quarter of 2002 and also due to assets recently purchased or aircraft upgrades being placed in service. In addition, a severance charge ($2.0 million) was recorded in the current period related to implementing an early retirement program and termination plan. There were severance charges in the prior year ($1.7 million), resulting in a net increase in severance cost ($0.3 million). Employee compensation costs, excluding the severance amounts mentioned increased ($1.2 million) as a result of compensation rate increases offset by a reduction in incentive compensation. Maintenance cost increased for the nine months ending September 30, 2003 ($0.8 million) due primarily to contracted repairs of components. In addition, insurance expense increased ($2.0 million), primarily due to a provision for additional insurance expense as previously mentioned.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses for the nine months ended September 30, 2003 were $14.8 million, compared to $14.1 million for the nine months ended September 30, 2002, an increase of $0.7 million. Included in selling, general, and administrative expenses are severance charges and relocation costs ($0.3 million) incurred earlier in the year related to the Air Medical segment, a severance charge ($0.1 million) related to the reduction in force discussed above, and increased travel costs ($0.2 million).

INTEREST EXPENSE - Interest expense for the nine months ended September 30, 2003 was $15.0 million, as compared to $12.3 million for the nine months ended September 30, 2002. The increase in interest expense is related to the Notes issued on April 23, 2002.

INCOME TAXES - Income tax expense for the nine months ended September 30, 2003 was $0.9 million, compared to $4.6 million for the nine months ended September 30, 2002. The effective tax rate for both periods was 40%.

EARNINGS - The Company's net earnings for the nine months ended September 30, 2003 was $1.4 million, compared to net earnings of $6.9 million for the nine months ended September 30, 2002. Earnings before tax for the nine months ended September 30, 2003 was $2.3 million, compared to earnings before tax of $11.5 million for the same period in the prior year. Earnings per diluted share for the nine months ended September 30, 2003 was $0.25 as compared to earnings per diluted share of $1.27 for the nine months ended September 30, 2002. Earnings for the nine months were impacted by the decline in revenues resulting from a 21,002 decrease in flight hours.

SEGMENT DISCUSSION

Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operation results.

Domestic Oil and Gas - Domestic Oil & Gas segment revenues were $138.1 million for the nine months ended September 30, 2003, compared to $138.0 million for the nine months ended September 30, 2002. Although operating revenues were essentially unchanged, there was a decrease in flight activity offset by increases in rates. Flight hours for the nine months ended September 30, 2003 were 88,357 as compared to 101,807 for the nine months ended September 30, 2002. The number of aircraft in the segment was 179 at September 30, 2003 as compared to 186 at September 30, 2002.

There was an increase in direct expenses ($5.7 million) for the nine months ended September 30, 2003. There was an increase in employee compensation cost ($1.6 million) due to compensation rate increases but also due to certain of the Air Medical segment's pilots and mechanics being reassigned to the Domestic Oil and Gas segment. There was also a severance charge in the current year ($1.7 million), compared to a charge in the prior year ($1.0 million), resulting in a net increase for the nine months ($0.7 million). There were also increases in maintenance cost due primarily to aircraft parts usage and component repairs ($1.9 million), depreciation expense ($3.7 million) due to the purchase of leased aircraft in 2002, and the increase in insurance expense described previously ($2.0 million). These amounts were offset in part by a decrease in aircraft rent ($4.4 million) due also to the purchase of leased aircraft in 2002.

Domestic Oil & Gas segment operating income was $13.9 million for the nine months ended September 30, 2003, compared to $20.3 million for the nine months ended September 30, 2002. The decrease in operating income is due to the increase in direct expenses, but also due to the decrease in flight activity.

International - International segment revenues were $14.7 million for the nine months ended September 30, 2003, compared to $16.4 million for the nine months ended September 30, 2002. There was a decrease in flight activity partially offset by an increase in rates. Flight hours for the nine months ended September 30, 2003 were 10,567 compared to 13,472 for September 30, 2002. The number of aircraft in the International segment was 17 at September 30, 2003 compared to 18 at September 30, 2002.

Direct expenses increased for the nine months ended September 30, 2003 ($0.8 million) due to severance charges ($0.3 million) and an increase in maintenance costs related to component repairs ($0.5 million).

International segment had an operating loss of $0.7 million for the nine months ended September 30, 2003, compared to operating income of $1.8 million for the nine months ended September 30, 2002. The recovery of a receivable in the prior year, the decrease in flight activity, and costs incurred for the nine months related to maintenance and severance account for the change in operating income.

Air Medical - Air Medical segment revenues were $34.8 million for the nine months ended September 30, 2003, compared to $36.5 million for the same period in the prior year. Flight hours in this segment were 8,305 for the nine months ended September 30, 2003 as compared to 12,952 for the nine months ended September 30, 2002. The decrease in activity as indicated by the decrease in flight hours is due to the termination of certain Air Medical contracts as a reaction to proposed rate increases. The number of aircraft in the segment at September 30, 2003 was 32 compared to 27 at September 30, 2002.

As previously discussed, the Company is expanding in this segment and has added aircraft and personnel recently at certain locations.

Direct expenses in the Air Medical segment decreased ($3.5 million) for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, due primarily to the termination of certain Air Medical contracts. Human resource cost decreased ($1.5 million), maintenance costs decreased ($1.5 million), and aircraft rent decreased ($0.7 million) due to the purchase of leased aircraft in 2002. The above amounts were offset in part by a severance charge in the current period ($0.2 million).

Air Medical segment operating income was $8.7 million for the nine months ended September 30, 2003, compared to $8.3 million for the nine months ended September 30, 2002.

Technical Services - The Technical Services segment operating revenues for the nine months ended September 30, 2003 were $13.0 million, compared to $18.1 million in the comparable period in the prior year. The decrease in Technical Services revenues was related to revenue from a contract for the refurbishment and upgrade of two aircraft completed in the first half of 2002.

There was a decrease in direct expense ($5.1 million) in the Technical Services segment due to the above mentioned contract completed in 2002.

The Technical Services segment had operating income of $3.3 million for the nine months ended September 30, 2003, compared to $2.9 million for the nine months ended September 30, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position on September 30, 2003 was $19.1 million, compared to $17.7 million at December 31, 2002. Working capital was $71.1 million at September 30, 2003, as compared to $72.8 million at December 31, 2002. Net cash provided by operating activities ($18.8 million) and proceeds from aircraft sales ($4.0 million) and notes payable ($2.0 million) during 2003 funded debt service requirements and capital expenditures.

Of the $2.0 million of notes payable, $1.0 million is related to the interim financing of a progress payment for the acquisition of two aircraft to be delivered in 2004 as discussed in Note 3 - Commitments and Contingencies. In addition, at September 30, 2003, the Company had $1.0 million of borrowings outstanding under its revolving credit facility which was repaid subsequent to September 30, 2003.

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

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility. At September 30, 2003, the Company had $1.0 million in borrowings and a $1.4 million letter of credit outstanding under the revolving credit facility.

Capital expenditures totaled $23.4 million for the nine months ended September 30, 2003, which primarily represents the purchase or upgrade of certain aircraft and the capitalized refurbishment of other aircraft.

On November 1, 2003, the Company paid interest due on the Notes of $9.4 million.

                              ENVIRONMENTAL MATTERS

As of September 30, 2003, the Company has an aggregate estimated liability of $0.8 million for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However, the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial statements.

During the quarter ended September 30, 2003, the Company obtained favorable sampling results at certain locations. As a result of these samples and responses received from regulatory agencies, the Company determined that the cost of remediation at these locations would be less than originally anticipated, resulting in a reduction of the estimated environmental liability of $0.3 million. During the nine months ended September 30, 2003, the estimated environmental liability has also been reduced by payments of $0.4 million.

                          NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements applicable to the Company, see
Note 8 to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and the Company's credit worthiness. At September 30, 2003, the market value of the Notes was $218 million.

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

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)   Reports on Form 8-K

      On August 15, 2003, the Company filed a Form 8-K, reporting in Item 5 the Company's earnings for second quarter.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Petroleum Helicopters, Inc.



November 14, 2003                       By: /s/ Lance F. Bospflug
                                            ------------------------------------
                                        Lance F. Bospflug
                                        President and Chief Executive Officer




November 14, 2003                       By: /s/ Michael J. McCann
                                            ------------------------------------
                                        Michael J. McCann
                                        Chief Financial Officer and Treasurer

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