Form 10-K
period 2003-12-31
PETROLEUM HELICOPTERS INC
filed 2004-03-15
CIK 350403

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                           COMMISSION FILE NO. 0-9827

                           PETROLEUM HELICOPTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 LOUISIANA                               72-0395707
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

         2002 SE EVANGELINE THRUWAY
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $166,297,841 based upon the last sales price of the Common Stock on June 30, 2003, as reported on the Nasdaq SmallCap Market.

      The number of shares outstanding of each of the registrant's classes of common stock, as of February 17, 2004 was:

            Voting Common Stock.................      2,851,866 shares.
            Non-Voting Common Stock.............      2,530,511 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Information Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-K

                                                     PART I

Item 1.   Business.....................................................................................     1
Item 2.   Properties...................................................................................     6
Item 3.   Legal Proceedings............................................................................     8
Item 4.   Submission of Matters to a Vote of Security Holders..........................................     8
Item 4.A. Executive Officers of the Registrant.........................................................     8

                                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters..........................................................................     9
Item 6.   Selected Financial Data......................................................................    10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................................................    10
Item 7.A. Quantitative and Qualitative Disclosures about Market Risk...................................    21
Item 8.   Financial Statements and Supplementary Data..................................................    22
             Petroleum Helicopters, Inc. and Consolidated Subsidiaries:
                Independent Auditors' Reports..........................................................    22
                Consolidated Balance Sheets
                   - December 31, 2003 and December 31, 2002...........................................    23
                Consolidated Statements of Operations
                   - Year ended December 31, 2003, Year ended December 31, 2002, and
                          Year ended December 31, 2001.................................................    24
                Consolidated Statements of Shareholders' Equity
                   - Year ended December 31, 2003, Year ended December 31, 2002, and
                          Year ended December 31, 2001.................................................    25
                Consolidated Statements of Comprehensive Income (Loss)
                   - Year ended December 31, 2003, Year ended December 31, 2002, and
                          Year ended December 31, 2001.................................................    25
                Consolidated Statements of Cash Flows
                   - Year ended December 31, 2003, Year ended December 31, 2002, and
                          Year ended December 31, 2001.................................................    26
                Notes to Consolidated Financial Statements.............................................    27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures....................................................................    48
Item 9.A. Controls and Procedures......................................................................    48

                                                   PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................    49
Item 11.  Executive Compensation.......................................................................    49
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................    49
Item 13.  Certain Relationships and Related Transactions...............................................    49
Item 14.  Principal Accounting Fees and Services.......................................................    49

                                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................    49
          Signatures...................................................................................    52

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

ITEM 1. BUSINESS

GENERAL

PHI, a Louisiana corporation, was incorporated in 1949. Since its inception, the Company's primary business has been and continues to be the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. The Company is a leading provider of helicopter transportation services in the Gulf of Mexico. PHI also provides helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and US governmental agencies such as the National Science Foundation. The Company also provides helicopter maintenance and repair services to certain customers. At December 31, 2003, the Company owned or operated approximately 225 aircraft domestically and internationally.

DESCRIPTION OF OPERATIONS

PHI operates in four business segments: Domestic Oil and Gas, Air Medical, International, and Technical Services. For financial information regarding the Company's operating segments and the geographic areas in which they operate, see
Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

DOMESTIC OIL AND GAS. PHI operates approximately 164 owned, leased, and customer-owned aircraft related to its Domestic Oil and Gas operations from several bases or heliports in the Gulf of Mexico region. The operations in the Gulf of Mexico service customers located in offshore Louisiana, Texas, Alabama, and Mississippi. Operating revenues from the Domestic Oil and Gas segment accounted for 68%, 67%, and 68% of consolidated operating revenues during the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively.

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

AIR MEDICAL. The Company, both directly and through its subsidiary, Air Evac Services, Inc. ("Air Evac"), provides air medical transportation services for hospitals and medical programs under the independent provider model in 12 states using approximately 42 aircraft. The aircraft dedicated to this segment are specially outfitted to accommodate emergency patients and emergency medical equipment. The Air Medical segment's operating revenues accounted for 17% of consolidated operating revenues during the years ended December 31, 2003, 2002, and 2001.

INTERNATIONAL. PHI provides helicopter services in Angola, Antarctica, and the Democratic Republic of Congo. The Company operates approximately 19 aircraft internationally. Each aircraft operating internationally is typically dedicated to one customer. The Company's international customers are mostly oil and gas customers and US corporations operating internationally. Operating revenues from the Company's International segment accounted for 8% of consolidated operating revenues during each of the years ended December 31, 2003, 2002, and 2001.

TECHNICAL SERVICES. PHI performs maintenance and repair services at its Lafayette facility pursuant to an FAA repair station license, primarily for its existing customers. The license includes authority to repair airframes, powerplants, accessories, radios, and instruments and to perform specialized services. Commencing in late 2001, the Company changed the strategic focus of Technical Services from providing maintenance and overhaul services to any third party customer, to only those customers that are currently serviced by the Company's helicopter operations. The Company implemented this change to allow the Technical Services segment to focus on the Company's aircraft and components. The Company will also continue to provide maintenance to certain military aircraft under an acceptable rate structure.

Operating revenues from the Technical Services segment accounted for 7% of consolidated operating revenues for the year ended December 31, 2003, and 8% for each of the years ended December 31, 2002, and 2001.

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

CUSTOMERS

The Company's principal customers are major integrated energy companies and independent exploration and production companies. The Company also serves oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. The Company's largest customer accounted for 15%, 17%, and 14% of operating revenues for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, respectively. The Company has entered into contracts with most of its customers with terms of at least one year, although most include provisions allowing for earlier termination.

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

The Company is also subject to the Communications Act of 1934 because of its ownership and operation of a radio communications flight following network throughout the Gulf of Mexico.

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

The market in which the Air Medical segment competes is in an independent provider model and the hospital-based program. Under the independent provider model, the Company obtains the necessary local approvals to position an aircraft and personnel in a community and responds on demand to individuals requiring transport for medical reasons and the Company is paid by either a commercial insurance company, federal or state agency, or the patient. Under the hospital-based program, the Company is contracted directly to the hospital and is paid only by the hospital based on contracted service rates. These contracts are typically awarded on a bid basis.

The International segment of PHI's business primarily serves customers in the oil and gas industry. Most of PHI's international contracts are subject to competitive bidding.

The Technical Services segment competes regionally and nationally against various small and large repair centers in the United States and Canada. Although there is aggressive pricing in this market segment, the Technical Service segment prices its services at profitable levels.

EMPLOYEES

As of December 31, 2003, the Company employed a total of 1,684 full-time employees and 52 part-time employees, including approximately 500 pilots and 1,000 aircraft maintenance and support personnel. At December 31, 2002, the Company employed 1,632 full-time employees and 57 part-time employees.

There was a reduction in the employee complement in the quarter ended September 2003 of approximately 60 personnel, some of which are under a planned separation in early 2004. The reduction consisted primarily of support personnel, and personnel in the Domestic Oil and Gas segment. Subsequent to that employee reduction, the Company began adding personnel in the Air Medical segment to support its expansion of services under the independent provider model.

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

DEPENDENCE ON THE OIL AND GAS INDUSTRY. Approximately 76% of the Company's 2003 operating revenue is attributable to helicopter support for oil and gas companies. The Company's business is dependent primarily on the level of activity by the oil and gas companies, particularly in the Gulf of Mexico. Traditionally, the level of activity has fluctuated with the price of oil and gas, however, in current markets commodity prices are high and activity levels in the Gulf of Mexico are relatively low attributable to economic concerns. The Company is also expanding its Air Medical business segment, which when fully implemented, will constitute a larger percentage of operating revenues.

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

INTERNATIONAL OPERATIONS ARE SUBJECT TO POLITICAL, ECONOMIC AND REGULATORY UNCERTAINTY. PHI's International operations are subject to a number of risks inherent in any international operations including, but not limited to; (i) political, social, and economic instability; (ii) potential seizure or nationalization of assets; (iii) import-export quotas; and (iv) other forms of governmental regulation.

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

SAFETY AND INSURANCE. The operation of helicopters inherently involves a degree of risk. Hazards such as aircraft accidents, collisions, fire, and adverse weather are hazards, which must be managed by providers of helicopter services and may result in (i) loss of life, (ii) serious injury to employees and third parties, and (iii) losses of equipment and revenues. The Company's safety record is favorable in comparison to the record for both United States and International operators. A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. Significant emphasis is placed on safety in the Company and it is a very important factor affecting daily operations.

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

LOW TRADING VOLUME. Both the Company's voting (PHEL) and nonvoting (PHELK) common stock are listed on the Nasdaq SmallCap Market ("Nasdaq"). However, neither class of shares has substantial trading volume. Because of this limitation, among others, a shareholder may not be able to sell shares of the Company at the time, in the amounts, or at the price desired.

AVAILABILITY OF SEC FILINGS AND OTHER INFORMATION. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of these reports are available free of charge through Petroleum Helicopters Inc.'s web site: www.phihelico.com. These reports are available as soon as reasonably practicable after filing with the SEC.

ITEM 2. PROPERTIES

AIRCRAFT

Certain information regarding the Company's owned and leased fleet as of December 31, 2003 is set forth in the following table:

                                                                                                      CRUISE             APPR.
                                                 NUMBER IN                                            SPEED             RANGE
MANUFACTURER             TYPE                      FLEET         ENGINE             PASSENGERS        (MPH)           (MILES)(2)
------------             ----                    ---------       ------             ----------        -------         ----------
LIGHT
AIRCRAFT

Bell                     206 / 407                  109          Turbine              4 - 6           103 - 144       300 - 420
Eurocopter               BK-117 / BO-105             23          Twin Turbine         4 - 6                 135       255 - 270
Aerospatiale             AS350 B2 / B3               18          Turbine                  5                 140       337 - 385
MD Helicopter            MD530                        1          Turbine                  4                 120             300

MEDIUM

AIRCRAFT
Bell                     212(1) / 222(1)
                         230(1) / 412(1)             32          Twin Turbine        8 - 13           115 - 160       300 - 370
Sikorsky                 S-76(1) A, A++, C+          17          Twin Turbine            12                 150             400

TRANSPORT
AIRCRAFT

Bell                     214ST(1)                     4          Twin Turbine            18                 155             450

MISCELLANEOUS
AIRCRAFT

Kaman                    K-Max K-1200                 1          Turbine                  1                 100             225
                                                  -------
                         Total Helicopters          205
                                                  -------

FIXED WING

Rockwell                 Aero Commander               2          Turboprop                6           300 - 340     1,200-1,600
Beechcraft               King Air 200(1)              1          Turboprop                6                 300           1,200
Cessna                   Conquest 441(1)              3          Turboprop                6                 330           1,200
                                                  -------
                         Total Fixed Wing             6
                                                  -------

                         Total Aircraft             211
                                                  =======

      (1) Equipped to fly under instrument flight rules ("IFR"). All other types listed can only fly under visual flight rules ("VFR"). See
            Item 1. "Business - Risk Factors, Adverse weather conditions/Seasonality."

      (2)   Based on maintaining a 30-minute fuel reserve.

Of the 211 aircraft listed, the Company owns 209 and leases 2. Additionally, the Company operates 14 aircraft that are owned by customers that are not reflected in the above table. In total the Company owns or operates 225 aircraft.

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

The Company also leases property for an Executive and Marketing office in Houston, Texas and 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment by the Company in leasehold improvements or which are particularly important to the Company's operations are:

       FACILITY               LEASE EXPIRATION          AREA                 FACILITIES                       COMMENTS
-------------------         -------------------       --------       ------------------------        ------------------------
Morgan City                 June 30, 2008             53 acres       Operational and                 Options to extend to
    (Louisiana)                                                      maintenance facilities,         June 30, 2018
                                                                     landing pads for 46
                                                                     helicopters

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

Houma-Terrebonne            August 31, 2004           14 acres       Operational and                 Six renewal options to
Airport (Louisiana)                                                  maintenance facilities,         extend for one year each
                                                                     landing pads for 30
                                                                     helicopters

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

Fourchon                    May 31, 2006              8 acres        Operational and                 Facility under three
    (Louisiana)                                                      maintenance facilities,         separate leases, of
                                                                     landing pads for 10             which two contain
                                                                     helicopters                     options to extend thru
                                                                                                     2026 and 2028.

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

The Company also leases facilities for its Air Medical operations in Phoenix, Arizona, and for other Air Medical bases in California, Kentucky, New Mexico, Texas and Virginia. Other bases for the Company's International and other Air Medical operations are generally furnished by the customer.

ITEM 3. LEGAL PROCEEDINGS

The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about the executive officers of PHI is set forth in the following table and accompanying text:

           Name                        Age                     Position
           ----                        ---                     --------
  Al A. Gonsoulin                       61         Chairman of the Board
  Lance F. Bospflug                     49         President and Chief Executive Officer
  Michael J. McCann                     56         Chief Financial Officer, Secretary and Treasurer
  Richard A. Rovinelli                  55         Chief Administrative Officer and Director of Human Resources
  William P. Sorenson                   54         Director of Marketing and Planning

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

Mr. Bospflug joined PHI in September 2000 as President and was also named Chief Executive Officer in August 2001. He previously was President and Chief Executive Officer of T. L. James and Company from 1999 to 2000. Prior to that, he was Executive Vice President and Chief Financial Officer. Mr. Bospflug holds a business degree from Jamestown College in Jamestown, North Dakota and a Masters of Business Administration from the University of South Dakota in Vermillion, South Dakota and is a Chartered Financial Analyst.

Mr. McCann has served as Chief Financial Officer ("CFO") and Treasurer since November 1998. From January 1998 to October 1998, he was the CFO for Global Industries Ltd. and Chief Administrative Officer ("CAO") from July 1996. Prior to that, he was CFO for Sub Sea International, Inc. Mr. McCann is a Certified Public Accountant and holds a Masters of Business Administration from Loyola University. He served in the U.S. Marine Corps 1969 to 1970, after which he served in the active Marine reserve until 1975 as Captain.

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

Mr. Sorenson became Director of Marketing and Planning in February 2002. Previously, he was Director of International, Air Medical, and Technical Services beginning in January 2001, after serving as Director of Corporate Marketing/New Business since 1999 and as General Manager of Air Medical Services since November 1995. Mr. Sorenson holds a Bachelor of Science degree in Business from the University of Wisconsin.

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

                                                       VOTING                  NON-VOTING
                                               --------------------      --------------------
                   PERIOD                        HIGH         LOW          HIGH         LOW
                   ------                      -------      -------      -------      -------
     January 1, 2003 to March 31, 2003         $ 30.13      $ 26.44      $ 29.90      $ 26.30
       April 1, 2003 to June 30, 2003            31.96        24.41        30.15        24.35
     July 1, 2003 to September 30, 2003          34.50        26.83        33.25        27.01
    October 1, 2003 to December 31, 2003         32.58        23.01        30.00        23.75

     January 1, 2002 to March 31, 2002         $ 25.75      $ 19.20      $ 26.40      $ 19.48
       April 1, 2002 to June 30, 2002            33.70        24.30        30.75        23.89
     July 1, 2002 to September 30, 2002          32.99        25.51        30.99        25.35
    October 1, 2002 to December 31, 2003         31.10        25.75        30.30        25.25

The Company has not paid dividends since 1999 and does not expect to pay dividends in the foreseeable future.

In addition, the Notes and a revolving credit facility with a commercial bank restrict the payment of dividends by the Company. See Item 8. "Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements, Note 3.

As of February 17, 2004, there were approximately 1,009 holders of record of the Company's voting common stock and 77 holders of record of the Company's non-voting common stock.

Information regarding the Company's stock based compensation plan is included in
Item 8, Notes to Consolidated Financial Statements Note (5) EMPLOYEE BENEFIT PLANS - Stock Based Compensation.

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

                                                         Year Ended                             Eight Months Ended    Year Ended
                                                         December 31,                              December 31,        April 30,
                                       ---------------------------------------------------     --------------------   ----------
                                         2003      2002      2001       2000       1999(1)        1999      1998(1)      1999
                                       --------  --------  --------  ---------   ---------     ---------   --------   ----------
                                                              (Thousands of dollars, except per share data)
Income Statement Data
   Operating revenues                  $269,392  $283,751  $282,437  $ 236,843   $ 227,058     $ 149,077   $173,185    $251,165
   Net earnings(loss)(2)                  1,139     9,231    11,020    (12,294)     (5,019)       (2,699)     5,194       2,988
   Net earnings(loss) per share
        Basic                              0.21      1.73      2.12      (2.38)      (0.97)        (0.52)      1.01        0.58
        Diluted                            0.21      1.70      2.08      (2.38)      (0.97)        (0.52)      0.99        0.57
   Cash dividends declared per share         --        --        --         --        0.15          0.05       0.10        0.20

Balance Sheet Data(3)
   Total assets                        $377,454  $366,707  $225,645  $ 222,755   $ 223,056     $ 223,056   $238,011    $231,575
   Total debt                           200,000   200,000    66,616     74,819      77,640        77,640     81,836      80,296
   Working capital                       70,300    72,751    46,987     41,547      54,699        54,699     52,486      51,030
   Shareholders' equity                 105,993   104,854    91,872     81,622      93,623        93,623     99,440      96,581

----------
(1) Information for the year ended December 31, 1999 and the eight months ended December 31, 1998 is derived from unaudited financial information and presented for comparison purposes only.

(2) See Item 8. "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1 - Summary of Significant Accounting Policies (Fiscal Year Change)."

(3)   As of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Financial Statements for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 and the related Notes to Consolidated Financial Statements.

                                    OVERVIEW

Operating revenues for 2003 were $269.4 million compared to $283.8 million for 2002, a decrease of $14.4 million. The decrease in operating revenue was due to a decrease in Technical Services segment revenue ($5.5 million) due to completion of a contract in the prior year for the upgrade and refurbishment of two aircraft for a customer, a decrease in flight hour activity in the Domestic Oil and Gas segment as flight hours were 114,769 in 2003 compared to 136,237 in 2002 that resulted in a net decrease in operating revenues in that segment ($5.6 million). The effect in 2003 of customer rate increases implemented in 2002 offset in part the decrease in flight hours in the Domestic Oil and Gas segment. There was also a net decrease in Air Medical operating revenues ($2.0 million) resulting from the termination of certain traditional Air Medical contracts that were hospital-based offset in part by an increase in the average rate for patient transports under the independent provider model. Under the independent provider model, the Company responds to individual patient demands for air transport services and is paid by either a commercial insurance company, federal or state agency, or the patient. There was also a decrease in the International segment operating revenues ($1.2 million) due to a decrease in flight hour activity.

Flight hours were 141,127 for 2003 compared to 170,462 for 2002, a decrease of 29,335 flight hours. The number of aircraft at December 31, 2003 was 225 compared to 236 at December 31, 2002.

Direct operating expense was $230.2 million for 2003 compared to $235.2 million for 2002, a decrease of $5.0 million. The decrease was due to a decrease in aircraft parts consumed and in component repairs ($6.5 million), a decrease in helicopter rent ($5.3 million) due to the purchase of leased aircraft in 2002, and a decrease in Technical Services' segment costs ($5.7 million) due to completion in 2002 of a contract in the prior year for the upgrade and refurbishment of two aircraft for a customer. These decreases were offset in part by a net increase in employee compensation due to increases in compensation ($3.7 million) and severance charges recorded in 2003 ($1.9 million), an increase in depreciation expense due to the purchase of leased aircraft in 2002 ($3.6 million), and an increase in insurance expense ($3.1 million) due to additional insurance premiums under the terms of the Company's policy related to loss experience. Insurance expense will increase through the first quarter of 2004, by approximately $0.5 million per quarter, which will then be subject to renewal.

Selling, general and administrative expense was $20.0 million for 2003 compared to $18.2 million for 2002, an increase of $1.8 million. The increase is due to an increase in selling, general and administrative expense in the Air Medical segment ($2.5 million), as the Company has expanded operations in the Air Medical segment. There is further discussion below on this expansion.

Interest expense was $20.0 million for 2003 compared to $17.3 million for 2002. The increase was due to interest on the Notes issuance described below.

On April 23, 2002, the Company issued $200 million in 9 3/8% Notes due May 1, 2009. The proceeds from the offering were used to retire $62.3 million of existing bank debt and certain swap arrangements, and to acquire 101 aircraft for $118.1 million, that the Company previously leased. Also on April 23, 2002, the Company entered into a new $50 million revolving credit facility with a commercial bank to be available through July 2004. As of December 31, 2003, the Company had no borrowings and a $1.4 million letter of credit outstanding under the revolving credit facility related to the Company's workmen's compensation policy. It is the Company's intention to renew the revolving credit facility upon expiration in July 2004.

During 2003, the Company began to expand its Air Medical operations. This expansion is under the independent provider model whereby the Company responds to medical facilities requiring intrafacility transfers, or to patients requiring air medical transport and is paid by either a commercial insurance company, federal or state agency, or the patient. The number of aircraft in this segment at December 31, 2003 was 42 compared to 26 at December 31, 2002, an increase of 16 aircraft. In the fourth quarter of 2003, the Company incurred operating costs of $1.7 million related to this expansion, while the additional Air Medical programs generated $0.6 million of revenue. Additional operating costs will be incurred in the first quarter of 2004 related to these programs. In addition to operating costs, the Company also incurred capital expenditures of $15.0 million related to the purchase of additional aircraft and installation of medical interiors in those aircraft. The Company anticipates these additional programs being fully operational by mid-2004.

The Company is replacing the software system that controls tracking of aircraft parts and inventory, purchasing, maintenance, and aircraft records. In addition, the Company has also installed a system for its medical billing and collection processes. This was necessitated by the growth in this segment. Management believes these actions will provide greater efficiency throughout the organization.

In 2004, the Company will take delivery of two additional medium transport category aircraft. These aircraft will be dedicated to providing transportation services to deep water projects in the Gulf of Mexico. The aircraft will be financed under an operating lease agreement for a ten year term with a commercial finance company.

                              RESULTS OF OPERATIONS

The following table presents segment operating revenues and segment operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2003, 2002 and 2001:

                                                                                                  YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                     2003             2002            2001
                                                                                  ---------        ---------        ---------
                                                                                            (Thousands of dollars)
      Segment operating revenues
         Domestic Oil and Gas                                                     $ 183,849        $ 189,480        $ 190,991
         Air Medical                                                                 46,674           48,664           47,493
         International                                                               21,247           22,474           22,634
         Technical Services                                                          17,622           23,133           21,319
                                                                                  ---------        ---------        ---------
             Total operating revenues                                               269,392          283,751          282,437
                                                                                  ---------        ---------        ---------

      Segment direct expense
         Domestic Oil and Gas                                                       163,328          161,711          160,293
         Air Medical                                                                 32,782           34,223           44,280
         International                                                               21,093           20,568           21,453
         Technical Services                                                          13,026           18,687           17,512
                                                                                  ---------        ---------        ---------
             Total direct expense                                                   230,229          235,189          243,538

      Segment selling, general and administrative expense
         Domestic Oil and Gas                                                         1,494              795            1,639
         Air Medical                                                                  4,480            1,978            1,710
         International                                                                  214              146              469
         Technical Services                                                              12              149              317
                                                                                  ---------        ---------        ---------
             Total selling, general and administrative expenses                       6,200            3,068            4,135
                                                                                  ---------        ---------        ---------
      Total direct and selling, general and administrative expense                  236,429          238,257          247,673
                                                                                  ---------        ---------        ---------

      Net segment profit
         Domestic Oil and Gas                                                        19,027           26,974           29,059
         Air Medical                                                                  9,412           12,463            1,503
         International                                                                  (60)           1,760              712
         Technical Services                                                           4,584            4,297            3,490
                                                                                  ---------        ---------        ---------
             Total                                                                   32,963           45,494           34,764

      Other, net (1)                                                                  2,674            2,261            2,812
      Unallocated selling, general and administrative costs                         (13,783)         (15,121)         (13,894)
      Interest expense                                                              (19,952)         (17,250)          (6,190)
                                                                                  ---------        ---------        ---------
      Earnings before income taxes                                                $   1,902        $  15,384        $  17,492
                                                                                  =========        =========        =========

      Flight hours
         Domestic Oil and Gas                                                       114,769          136,237          148,563
         Air Medical                                                                 11,542           15,780           22,005
         International                                                               14,816           18,292           21,235
         Other                                                                           --              153              950
                                                                                  ---------        ---------        ---------
             Total                                                                  141,127          170,462          192,753
                                                                                  =========        =========        =========

      Aircraft operated at period end
         Domestic Oil and Gas                                                           164              190              177
         Air Medical                                                                     42               26               41
         International                                                                   19               20               21
                                                                                  ---------        ---------        ---------
             Total (2)                                                                  225              236              239
                                                                                  =========        =========        =========

(1) Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

(2) Includes 14, 13, and 19 aircraft as of December 31, 2003, 2002 and 2001, respectively that are customer owned or leased by customers.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

COMBINED OPERATIONS

REVENUES - Operating revenues for 2003 were $269.4 million compared to $283.8 million for 2002, a decrease of $14.4 million. The decrease in operating revenue was due to a decrease in Technical Services segment revenue ($5.5 million) due to completion of a contract in the prior year for the upgrade and refurbishment of two aircraft for a customer, a decrease in flight hour activity in the Domestic Oil and Gas segment as flight hours were 114,769 in 2003 compared to 136,237 in 2002 that resulted in a net decrease in operating revenues in that segment ($5.6 million). The effect in 2003 of customer rate increases implemented in 2002 offset in part the decrease in flight hours in the Domestic Oil and Gas segment. There was also a net decrease in Air Medical operating revenues ($2.0 million) resulting from the termination of certain traditional Air Medical contracts that were hospital-based, offset in part by an increase in the average rate for patient transports under independent provider model. (Under independent provider model, the Company responds to individual patient demands for air transport services and is paid by either a commercial insurance company, federal or state agency, or the patient.) There was also a decrease in the International segment operating revenues ($1.2 million) due to a decrease in flight hour activity.

Flight hours were 141,127 for 2003 compared to 170,462 for 2002, a decrease of 29,335 flight hours. The number of aircraft at December 31, 2003 was 225 compared to 236 at December 31, 2002.

OTHER INCOME AND LOSSES - Gain (loss) on equipment dispositions was $2.0 million for 2003 compared to $0.6 million for 2002, an increase of $1.4 million. This increase was due to the sale or disposal of aircraft.

Other income was $0.7 million for 2003 compared to $1.7 million for 2002. Included in 2002 is a gain ($0.7 million) related to the favorable settlement in 2002 of a note receivable from a previous joint venture sold in 2001.

DIRECT EXPENSES - Direct expense was $230.2 million for 2003 compared to $235.2 million for 2002, a decrease of $5.0 million. The decrease was due to a decrease in aircraft parts usage and in component repairs ($6.5 million), due primarily to decreased flight activity, a decrease in helicopter rent ($5.3 million) due to the purchase of leased aircraft in 2002, and a decrease in Technical Services' segment costs ($5.7 million) due to completion in 2002 of a contract in the prior year for the upgrade and refurbishment of two aircraft for a customer. These decreases were offset in part by a net increase in employee compensation due to increases in compensation rates offset by a decrease in incentive compensation ($3.7 million), net severance charges recorded in 2003 compared to 2002 ($0.7 million), an increase in depreciation expense due to the purchase of leased aircraft in 2002 ($3.6 million), an increase in insurance expense ($3.1 million) due to additional insurance premiums under the terms of the Company's policy related to loss experience, and an increase in costs at operational field bases which includes various supplies, base repairs, and other operating costs, ($1.0 million). Insurance expense will increase through the first quarter of 2004, by approximately $0.5 million per quarter, which will then be subject to renewal.

Included in the direct expense cost categories above, is $1.7 million in total related to implementation of additional Air Medical operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expense was $20.0 million for 2003 compared to $18.2 for 2002. The increase was due to an increase in selling, general and administrative expense in the Air Medical segment ($2.5 million) as the Company expanded operations in that segment. This necessitated additional management and supervisory personnel and other related expenditures.

INTEREST EXPENSE - Interest expense was $20.0 million for 2003 compared to $17.3 million for 2002. The increase was due to interest on the Notes issuance previously described.

INCOME TAXES - Income tax expense for 2003 was $0.8 million, compared to $6.2 million for 2002. The effective tax-rate was 40% for both years.

EARNINGS - The Company's net earnings for 2003 were $1.1 million, compared to $9.2 million for 2002. Earnings before tax for 2003 were $1.9 million compared to $15.4 million in 2002. Earnings per diluted share were $0.21 as compared to $1.70 per diluted share for 2002. The decline in domestic flight hour activity, the additional costs associated with the Air Medical expansion, and the increase in interest cost are the principal reasons for the earnings decline.

SEGMENT DISCUSSION

Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

Domestic Oil and Gas - Domestic Oil and Gas segment revenues were $183.8 million for 2003, compared to $189.5 million for 2002, a decrease of $5.7 million. This decrease was due to a decrease in flight hour activity as flight hours declined to 114,769 in 2003 from 136,237 flight hours in 2002. The effect in 2003 of customer rate increases implemented in 2002 offset in part the effect of the decrease in flight hours in the Domestic Oil and Gas segment. The number of aircraft in the segment at December 31, 2003 was 164 compared to 190 aircraft at December 31, 2002.

Direct expenses in the Domestic Oil and Gas segment was $163.3 million for the year ended December 31, 2003 compared to $161.7 million for the year ended December 31, 2002. Employee compensation cost in the segment increased $3.7 million due to an increase in human resource costs due primarily to increases in compensation rates for pilots and mechanics and to pilots and mechanics in the Air Medical segment being reassigned to the Domestic Oil and Gas segment related to the termination of certain Air Medical contracts as a result of proposed rate increases by the Company. In the fourth quarter 2003, there were some transfers of pilots and mechanics in the Domestic Oil and Gas segment back to the Air Medical segment with the addition of Air Medical operations. There was also a net increase in severance costs in 2003 compared to 2002 ($0.7 million). In addition, depreciation expense increased ($5.6 million) due to the purchase of leased aircraft in 2002, insurance cost increased ($3.4 million) due to additional premiums under the Company's policies related to loss experience. These amounts were partially offset by a decrease in aircraft parts usage and component repairs ($7.0 million), and a decrease in helicopter rent due to the purchase of the leased aircraft ($4.7 million). Additionally, there was a decrease due to other items, net ($0.2 million).

Selling, general and administrative expense was $1.5 million for 2003 compared to $0.8 million for 2002. The increase was due to an increase in operational field base supplies and also repairs at field bases.

The Domestic Oil and Gas segment operating income decreased ($7.9 million) due primarily to the decrease in flight hour activity, and the increase in costs.

Air Medical - Air Medical segment revenues were $46.7 million for 2003 compared to $48.7 million for 2002. The decrease in Air Medical revenues is due to the termination of certain Air Medical contracts as a result of increases in rates. The contracts terminated were hospital-based contracts. This decrease was offset in part by an increase in rates on remaining Air Medical operations. The number of aircraft in the segment was 42 at December 31, 2003, compared to 26 at December 31, 2002.

Direct expenses in the Air Medical segment was $32.8 million for December 31, 2003 compared to $34.2 million for December 31, 2002. Direct expense decreased due to the termination of certain Air Medical contracts that were hospital-based, that resulted in a decrease in aircraft parts usage ($0.9 million), a decrease in aircraft rent ($0.6 million), and a decrease in depreciation ($0.2 million). In addition, there was an increase in other items, net ($0.3 million). Included in direct expense and the above direct expense changes, is an increase in total of $1.7 million related to additional Air Medical operations implemented in the fourth quarter 2003.

Selling, general and administrative expense was $4.5 million for 2003 compared to $2.0 million for 2002. The increase of $2.5 million in selling, general and administrative expense was due to increased operations related to implementation of additional community-based Air Medical operations under which the patient or the patient's insurance carrier is invoiced for services. This increase was specifically in employee compensation cost due to increased management and supervisory personnel which are charged to selling, general and administrative expense. There were also increased costs related to additional office locations.

The Air Medical segment operating income was $9.4 million for December 31, 2003 compared to $12.5 million for December 31, 2002. The decrease was due primarily to increased direct expense and increased selling, general and administrative expense related to implementation of additional Air Medical operations.

As previously discussed, the Company is expanding in the Air Medical segment under the independent provider model. Operating costs of $1.7 million were incurred in the fourth quarter of 2003, and these costs will continue in 2004 until the current expanded programs become fully operational.

International - International segment revenues were $21.2 million for 2003, compared to $22.5 million for 2002. The decrease in revenue was due to the decrease in flight hours. Flight hours were 14,816 for 2003 as compared to 18,292 for 2002. The number of aircraft in the segment was 19 at December 31, 2003 and 20 at December 31, 2002.

Direct expenses in the International segment was $21.1 million for the year ended December 31, 2003 compared to $20.6 million for the year ended December 31, 2002. There was an increase in component repairs during 2003 ($1.4 million), offset in part by a decrease in depreciation expense ($0.9 million) due to fewer aircraft in the segment in 2003.

Selling, general and administrative expense was $0.2 million for 2003 compared to $0.1 million for 2002. The increase was less than $0.1 million and was due primarily to increased travel to certain locations.

International segment operating loss for 2003 was less than $0.1 million compared to operating income of $1.8 million in 2002. The decrease in flight activity and increase in cost accounts for the change in operating income.

Technical Services - Technical Services segment revenues for 2003 were $17.6 million compared to $23.1 million for 2002. The decrease in Technical Services revenues was related to revenue from a contract for the refurbishment and upgrade of two aircraft completed in the first half of 2002.

Direct expenses in the Technical Services segment was $13.0 million for December 31, 2003 compared to $18.7 million for December 31, 2002. The decrease in direct expense ($5.7 million) in the Technical Services segment due to the contract previously mentioned.

Selling, general and administrative expense was less than $0.1 million for December 31, 2003, compared to $0.1 million for December 31, 2002.

The Technical Services segment had operating income of $4.6 million for December 31, 2003, compared to $4.3 million for December 31 2002. The increase in operating income was due to an increase in rates on a continuing contract.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

COMBINED OPERATIONS

REVENUES - Operating revenues for 2002 were $283.8 million compared to $282.4 million for the prior year, an increase of $1.4 million. The increase in operating revenue was due to an increase of $1.8 million in Technical Services revenues due to completion of a project for the upgrade and refurbishment of a customer's aircraft during the year and also due to an increase of $1.2 million in the Air Medical segment. Although Technical Services revenues increased in 2002, the strategic focus of that segment is limited to maintenance services primarily for certain military aircraft, flight operations customers, and original equipment manufacturers. As a result, the Company anticipates that revenues in this segment will decline in future years. Air Medical segment revenues increased due to an improvement in rates on retained Air Medical contracts, offset by a reduction in revenue due to the termination of certain other Air Medical contracts. Domestic Oil and Gas revenues decreased $1.5 million due to a decrease in activity in the Gulf of Mexico, offset in part by an increase in rates implemented in 2001.

Flight hours were 170,462 for 2002 compared to 192,753 for 2001, a decrease of 22,291 flight hours (11.6% decrease). The Domestic Oil and Gas segment had a decrease of 12,326 flight hours due to decreased activity in the Gulf of Mexico, and the Air Medical segment had a decrease of 6,225 flight hours due to the termination of certain Air Medical contracts that were the result of increases in rates to customers unwilling to absorb those increases.

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

Domestic Oil and Gas - Domestic Oil and Gas segment revenues were $189.5 million for 2002, compared to $191.0 million for 2001, a decrease of $1.5 million. There was a decrease in flight activity due to reduced oil and gas activity in the Gulf of Mexico, as indicated by a decrease of 12,326 flight hours for the year. This was offset in part by an increase in rates implemented in 2001. The number of aircraft in the segment was 190 at December 31, 2002 as compared to 177 at December 31, 2001. Certain aircraft were acquired during the year and certain other aircraft models that can be configured to meet customers' deepwater service requirements were also transferred from the Air Medical segment upon termination of certain Air Medical contracts.

Direct expenses in the Domestic Oil and Gas segment increased $1.4 million due to an increase in human resource cost due primarily to certain of the pilot and mechanic employees in the Air Medical segment being reassigned to the Domestic Oil and Gas segment ($2.3 million), increased depreciation expense ($5.6 million) due to the purchase of leased aircraft, an increase in maintenance costs ($0.5 million), and an increase in workers' compensation expense ($0.3 million). These amounts were offset by a decrease in helicopter rent due to the purchase of the leased aircraft ($7.3 million), a decrease in fuel cost due to decreased activity ($1.1 million), and a decrease in insurance cost due in part to a decrease in the number of aircraft the Company operates in total that benefited the segment ($0.7 million). The Company also reduced its environmental reserve ($0.3 million), primarily due to costs at one site being less than anticipated. Additionally, there was an increase due to other items, net ($1.0 million), which consists primarily of supplies and base operating costs and facility repairs.

Selling, general and administrative expense in the Domestic Oil and Gas segment was $0.8 million for December 31, 2002 compared to $1.6 million for December 31, 2001.

The Domestic Oil and Gas segment operating income decreased ($2.1 million) due in part to a decrease in activity and also due in part to the transfer of certain pilots and mechanics from the Air Medical segment. Operating margin was 14.2% for the year compared to 15.2% in the prior year.

Air Medical - Air Medical segment revenues were $48.7 million for 2002 compared to $47.5 million for 2001. The increase in Air Medical revenues is due to an increase in rates substantially offset by a decrease in flight hour activity of 6,225 flight hours due to the termination of certain Air Medical contracts as a result of increases in rates. The number of aircraft in the segment was 26 in 2002 compared to 41 for 2001.

Direct expenses in the Air Medical segment for 2002 decreased ($10.1 million) due to a decrease in headcount ($4.1 million), a decrease in helicopter rent ($3.4 million) due to a decrease in the number of aircraft in the segment and to the purchase of leased aircraft, a decrease in maintenance cost ($1.0 million) and insurance cost ($0.4 million), both due to fewer aircraft in the segment, a decrease in fuel costs ($0.7 million), and other items, net, decreased ($0.3 million), which is primarily base operating costs.

Selling, general and administrative expense in the Air Medical segment was $2.0 million for December 31, 2002 compared to $1.7 million for December 31, 2001. The increase was due primarily to changes in management personnel and severance costs.

The Air Medical segment operating income increased ($11.0 million) for the year. Operating margin was 25.6% for 2002 and compares to 3.2% for 2001. The increase in operating income and operating margin is attributable to an increase in customer rates on retained Air Medical contracts, and also due to a reduction in direct expense as a result of reduced aircraft, reduced personnel, and other related costs caused by the termination of certain Air Medical contracts as mentioned above. Flight hours for the 2002 were 15,780 compared to 22,005 for 2001.

International - International segment revenues were $22.5 million for 2002, compared to $22.6 million for 2001. The number of aircraft in the segment was 20 at December 31, 2002 and 21 at December 31, 2001. Flight hours were 18,292 for 2002 as compared to 21,235 for 2001. The decrease in revenue due to a decrease in activity was offset by an improvement in rates.

Direct expenses in the International segment decreased for the year ($0.9 million) due to a decrease in human resource cost ($0.5 million), a decrease in insurance cost ($0.3 million), and a decrease, net, of other items ($0.1 million).

Selling, general and administrative expense in the International segment was $0.1 million for December 31, 2002 compared to $0.5 million for December 31, 2001. The decrease was due primarily to a decrease and change in management personnel.

International segment operating income increased for 2002 ($1.0 million). Operating margin of 7.8% for the year compares to 3.1% for the prior year. The improvement in operating income and operating margin was due to an increase in customer rates and a decrease in direct expenses.

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

There was an increase in direct expense ($1.2 million) in the Technical Services segment due to the contract previously mentioned.

Selling, general and administrative expense in the Technical Services segment was $0.2 million for December 31, 2002 compared to $0.3 million for December 31, 2001.

The Technical Services segment had operating income of $4.3 million for 2002, compared to $3.5 million for 2001. The operating margin was 18.6% for 2002, compared to 16.4% in the prior year. The improvement in operating income and operating margin was due to increases in rates on continuing activities.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at December 31, 2003 was $19.9 million, compared to $17.7 million at December 31, 2002. Working capital was $70.3 million at December 31, 2003, as compared to $72.8 million at December 31, 2002, a decrease of $2.5 million. At December 31, 2003, the Company recorded in current liabilities an accrual for severance charges and also an accrual for additional insurance premiums. These items accounted for the decrease in working capital.

Net cash provided by operating activities was $29.4 million for the twelve months ended December 31, 2003, compared to $39.5 million for the same period ended December 31, 2002. The primary reason for the decrease was the decrease in earnings. As discussed below, capital expenditures were $36.9 million and gross proceeds of aircraft sales of $7.6 million for the twelve months ended December 31, 2003, compared to capital expenditures of $41.4 million and gross proceeds of aircraft sales of $3.3 million for the twelve months ended December 31, 2002.

On April 23, 2002, the Company issued Notes of $200 million that carry an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year that commenced on November 1, 2002, and mature in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2003, the Company was in compliance with these covenants.

Proceeds from the Notes, net of $5.8 million of fees and expenses, were used to retire the Company's $16.3 million term credit facility and $44.5 million revolving credit facility, and to terminate the related swap agreements for $1.6 million. The Company also purchased 101 aircraft, which were previously leased, for $118.1 million.

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility to be available through July 2004. As of December 31, 2003, the Company had no borrowings and a $1.4 million letter of credit outstanding under the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2003, the Company was in compliance with these covenants. It is the Company's intention to renew the revolving credit facility upon expiration in July 2004.

Capital expenditures totaled $36.9 million for the twelve months ended December 31, 2003 as compared to $41.4 million for the twelve months ended December 31, 2002. Capital expenditures primarily include amounts for the upgrade of capability and renewals of certain aircraft, and the purchase of aircraft during the year. As discussed above, in 2002, the Company also purchased $118.1 million of aircraft it previously leased. At December 31, 2003, the Company had commitments of $4.5 million for the purchase of aircraft.

The Company believes that cash flow from operations will be sufficient to fund required working capital needs, interest payments on the Notes and capital expenditures for the next twelve months.

The table below sets out the contractual obligations of the Company related to operating lease obligations and the Senior Notes issued in 2002. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. The Company leases two aircraft included in the lease obligations below. The operating lease obligations primarily relate to the Company's facilities in Lafayette, Louisiana.

                                                                       Payment Due by Year
                                            ----------------------------------------------------------------------
                                                                                                           Beyond
                                Total        2004        2005        2006        2007         2008          2008
                              --------      ------      ------      ------      ------      --------      --------
                                                                      (Thousands of dollars)
      Operating lease
         obligations          $ 22,835      $2,733      $2,407      $2,137      $1,837      $  1,751      $ 11,970

      Long term debt           200,000          --          --          --          --            --       200,000
                              --------      ------      ------      ------      ------      --------      --------
                              $222,835      $2,733      $2,407      $2,137      $1,837      $  1,751      $211,970
                              ========      ======      ======      ======      ======      ========      ========

The amounts above exclude approximately $19.0 million of required annual interest payments on the Notes.

On February 13, 2004, the Company terminated an aircraft operating lease agreement with the sale of the aircraft under that operating lease. The contractual obligation for that operating lease is included in the above schedule. The amounts included in the above table as a result of the termination of that lease are reflected below.

                                                                                Payment Due by Year
                                                    --------------------------------------------------------------------------
                                                                                                                       Beyond
                                         Total         2004        2005         2006          2007         2008         2008
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                               (Thousands of dollars)
      Operating lease
        obligations                    $   5,108    $     724    $     724    $     724    $     724    $     724    $   1,488

In addition to the above obligations, the Company intends to execute an operating lease agreement for a term of ten years upon delivery of two medium transport category aircraft in 2004, at cost of $2.7 million per year.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements applicable to the Company, see
Note 1 to the Financials Statements.

                              ENVIRONMENTAL MATTERS

The Company has an aggregate estimated liability of $0.6 million as of December 31, 2003 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial position, results of operations or liquidity.

During 2003, the Company obtained favorable sampling results at certain locations. As a result of these samples and responses received from regulatory agencies, the Company determined that the cost of remediation at these locations would be less than originally anticipated, resulting in a reduction of the estimated environmental liability of $0.3 million. The Company also received a "No Further Action" letter on its Morgan City site resulting in a reduction of the environmental reserve of $0.2 million. During the year, the estimated environmental liability has also been reduced by payments of $0.4 million.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company was exposed to market risks associated with interest rates and prior to April 23, 2002, made limited use of derivative financial instruments to manage that risk. When used, all derivatives for risk management are closely monitored by the Company's senior management. The Company does not hold derivatives for trading purposes and it does not use derivatives with leveraged or complex features. Derivative instruments are transacted either with creditworthy major financial institutions or over national exchanges.

On April 23, 2002, the Company paid its Terminated Loan Agreement. The Terminated Loan Agreement had variable interest rates. In conjunction with the payment of the Terminated Loan Agreement, the Company settled its interest rate Swap agreements by paying $1.6 million to the counterparties.

Also on April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and the Company's credit worthiness. At December 31, 2003, the market value of the Notes was $212.5 million. A hypothetical 100 basis-point increase to the Notes' imputed interest rate at December 31, 2003 would have resulted in a market value decline to approximately $205.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Petroleum Helicopters, Inc.

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2003, listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.


/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 11, 2004

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2003          2002
                                                          ------------   ------------
                           ASSETS
Current Assets:
    Cash and cash equivalents                              $   19,872     $   17,674
    Accounts receivable - net of allowance:
       Trade                                                   41,743         40,234
       Other                                                    1,315            579
    Inventory                                                  40,405         37,375
    Other current assets                                        6,575          5,753
    Refundable income taxes                                       225          2,236
                                                           ----------     ----------
                Total current assets                          110,135        103,851

Other                                                           8,793         10,279
Property and equipment, net                                   258,526        252,577
                                                           ----------     ----------
                Total Assets                               $  377,454     $  366,707
                                                           ==========     ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                       $   18,837     $   14,772
    Accrued liabilities                                        15,598         11,893
    Accrued vacation payable                                    3,400          3,931
    Income taxes payable                                           --            504
    Notes payable                                               2,000             --
                                                           ----------     ----------
                Total current liabilities                      39,835         31,100

Long-term debt                                                200,000        200,000
Deferred income taxes                                          25,597         24,249
Other long-term liabilities                                     6,029          6,504
Commitments and contingencies (Note 8)
Shareholders' Equity:
    Voting common stock - par value of $0.10;
       authorized shares of 12,500,000                            285            285
    Non-voting common stock - par value of $0.10;
       authorized shares of 12,500,000                            253            253
    Additional paid-in capital                                 15,088         15,062
    Retained earnings                                          90,367         89,254
                                                           ----------     ----------
                Total shareholders' equity                    105,993        104,854
                                                           ----------     ----------
       Total Liabilities and Shareholders' Equity          $  377,454     $  366,707
                                                           ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (THOUSANDS OF DOLLARS AND SHARES, EXCEPT PER SHARE DATA)

                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  2003            2002             2001
                                             ------------     ------------     ------------
Operating revenues                           $    269,392     $    283,751     $    282,437
Gain, net on disposition of property
     and equipment                                  1,988              586            1,351
Other                                                 686            1,675            1,461
                                             ------------     ------------     ------------
                                                  272,066          286,012          285,249
Expenses:
     Direct expenses                              230,229          235,189          243,538
     Selling, general and administrative           19,983           18,189           18,029
     Interest expense                              19,952           17,250            6,190
                                             ------------     ------------     ------------
                                                  270,164          270,628          267,757
                                             ------------     ------------     ------------

Earnings before income taxes                        1,902           15,384           17,492
Income taxes                                          763            6,153            6,472
                                             ------------     ------------     ------------

Net earnings                                 $      1,139     $      9,231     $     11,020
                                             ============     ============     ============

Earnings per share:
     Basic                                   $       0.21     $       1.73     $       2.12
     Diluted                                 $       0.21     $       1.70     $       2.08

Weighted average shares outstanding                 5,383            5,334            5,199
Incremental shares                                    103              104              106
                                             ------------     ------------     ------------
Weighted average shares and
     equivalents                                    5,486            5,438            5,305
                                             ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (THOUSANDS OF DOLLARS AND SHARES)

                                                                                                         ACCUMULATED
                                             VOTING                   NON-VOTING                          OTHER COM-
                                          COMMON STOCK               COMMON STOCK          ADDITIONAL     PREHENSIVE
                                    -----------------------     -----------------------      PAID-IN        INCOME        RETAINED
                                      SHARES       AMOUNT         SHARES        AMOUNT       CAPITAL        (LOSS)        EARNINGS
                                    ---------     ---------     ---------     ---------    ----------    -----------     ---------
Balance at Dec. 31, 2000                2,793     $     279         2,373     $     237     $  12,045     $      --      $  69,061
   Stock options exercised                 59             6             1            --           820            --             --
   Stock issued to employees               --            --            31             3           111            --             --
   Other                                   --            --             8             1           351            --            (32)
   Cumulative effect of
       adopting SFAS No. 133               --            --            --            --            --            38             --
   Unrecognized loss on
       interest swaps                      --            --            --            --            --        (2,068)            --
   Net Earnings                            --            --            --            --            --            --         11,020
                                    ---------     ---------     ---------     ---------     ---------     ---------      ---------
Balance at Dec. 31, 2001                2,852           285         2,413           241        13,327        (2,030)        80,049
   Stock options exercised                 --            --           113            12         1,735            --             --
   Other                                   --            --            --            --            --            --            (26)
   Unrecognized gain on
       interest swaps                      --            --            --            --            --           455             --
   Reclassification
       adjustments for losses
       included in net earnings            --            --            --            --            --         1,575             --
   Net earnings                            --            --            --            --            --            --          9,231
                                    ---------     ---------     ---------     ---------     ---------     ---------      ---------
Balance at Dec. 31, 2002                2,852     $     285         2,526     $     253     $  15,062     $      --      $  89,254
   Stock options exercised                 --            --             5            --            26            --             --
   Other                                   --            --            --            --            --            --            (26)
   Net earnings                            --            --            --            --            --            --          1,139
                                    ---------     ---------     ---------     ---------     ---------     ---------      ---------
Balance at Dec. 31, 2003                2,852     $     285         2,531     $     253     $  15,088     $      --      $  90,367
                                    =========     =========     =========     =========     =========     =========      =========

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (THOUSANDS OF DOLLARS)

                                              YEAR ENDED       YEAR ENDED       YEAR ENDED
                                             DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                 2003             2002             2001
                                             ------------     ------------     ------------
Net earnings                                 $      1,139     $      9,231     $     11,020
Other comprehensive income (loss)
     Cumulative effect of adopting
         SFAS No. 133                                  --               --               38
     Unrecognized gain (loss) on
         interest rate swaps                           --              455           (2,068)
Add reclassification adjustments for
         losses included in net earnings               --            1,575               --
                                             ------------     ------------     ------------
Comprehensive income                         $      1,139     $     11,261     $      8,990
                                             ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                      YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                     DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                         2003              2002               2001
                                                     ------------      ------------      ------------
Cash flows from operating activities:
    Net earnings                                     $      1,139      $      9,231      $     11,020
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Depreciation                                        25,209            21,048            15,082
       Deferred income taxes                                 (293)            7,325              (385)
       Gain on asset dispositions                          (1,988)             (586)           (1,351)
       Bad debt allowance related to notes
         receivable                                            --              (731)              575
       Other                                                 (323)            1,100               218
    Changes in operating assets and liabilities:
      Accounts receivable                                  (2,245)            6,928            (4,121)
      Inventory                                            (3,030)           (2,993)              793
      Refundable income taxes                               2,011            (2,236)            3,852
      Other assets                                          3,021             3,228            (6,753)
      Accounts payable, accrued liabilities and
         vacation payable                                   7,239            (4,671)           (1,333)
      Income taxes payable                                   (504)           (1,924)            2,428
      Other long-term liabilities                            (821)            3,810            (1,345)
                                                     ------------      ------------      ------------
    Net cash provided by operating activities              29,415            39,529            18,680
                                                     ------------      ------------      ------------

Cash flows from investing activities:
    Proceeds from notes receivable                             --             1,629               350
    Purchase of property and equipment                    (36,863)          (41,351)          (29,502)
    Purchases of aircraft previously leased                    --          (118,076)               --
    Proceeds from asset dispositions                        7,620             3,263            24,304
                                                     ------------      ------------      ------------
    Net cash used in investing activities                 (29,243)         (154,535)           (4,848)
                                                     ------------      ------------      ------------

Cash flows from financing activities:
    Proceeds from Notes and long-term debt                  2,000           200,000             2,851
    Less related fees & expenses                               --            (5,835)               --
    Payments on long-term debt and capital lease
        obligations                                            --            (5,845)          (12,850)
    Payments on long-term debt from Notes
        proceeds                                               --           (60,771)               --
    Payment of interest rate swap settlement                   --            (1,575)               --
    Proceeds from exercise of stock options                    50             1,271               739
    Other                                                     (24)               --                --
                                                     ------------      ------------      ------------
    Net cash provided by (used in) financing
      activities                                            2,026           127,245            (9,260)
                                                     ------------      ------------      ------------

Increase in cash and cash equivalents                       2,198            12,239             4,572
Cash and cash equivalents, beginning of year               17,674             5,435               863
                                                     ------------      ------------      ------------
Cash and cash equivalents, end of year               $     19,872      $     17,674      $      5,435
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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations, Basis of Consolidation, and Other General Principles

      Since its inception, Petroleum Helicopters, Inc.'s primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. The Company also provides air medical transportation services for hospitals, medical programs, and aircraft maintenance services to third parties.

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

      Inventories

      The Company's inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company's inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers' and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. The Company also records an allowance for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $5.5 million and $4.8 million at December 31, 2003 and 2002, respectively.

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

      Effective January 1, 2003, the Company changed the estimated residual value of certain aircraft (77 aircraft of the total fleet) from 30% to 40%. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The effect of this change for the year ended December 31, 2003 was a reduction in depreciation expense of $0.8 million ($0.05 million after tax or $0.09 per diluted share).

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

      Self-Insurance

      The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2003 and 2002, the Company had $1.3 million and $1.1 million, respectively, of accrued liabilities related to health care claims.

      Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its short-term invested cash and cash equivalents on deposit with a major financial institution. Cash equivalents include Commercial paper of companies with high credit ratings and money market securities. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2003.

      PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to the medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.1 million and $0.2 million at December 31, 2003 and December 31, 2002, respectively. The Company's largest domestic oil and gas customer accounted for 15%, 17%, and 14%, of consolidated operating revenues for years ended December 31, 2003, 2002, and 2001, respectively. The Company also carried accounts receivable from this same customer totaling 15% and 22%, of net trade accounts receivable on December 31, 2003 and 2002, respectively.

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

                                                           YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                          DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                              2003                   2002                    2001
                                                          ------------           ------------           ------------
                                                            (Thousands of dollars and shares, except per share data)
       Net earnings (loss) - as reported                  $      1,139           $      9,231           $     11,020
       Add stock-based employee compensation
           expense included in reported net income,
           net of related tax effects                              300                    178                    202
       Deduct total stock-based employee
           compensation expense determined under
           fair value based method for all awards,
           net of related tax effects,                              --                   (161)                  (568)
                                                          ------------           ------------           ------------
       Net earnings - pro forma                                  1,439                  9,248                 10,654
                                                          ============           ============           ============

       Earnings per share
           Basic - as reported                                    0.21                   1.73                   2.12
           Basic - pro forma                                      0.27                   1.73                   2.05
           Diluted -- as reported                                 0.21                   1.70                   2.08
           Diluted -- pro forma                                   0.26                   1.70                   2.00
       Average fair value of grants during the year                N/A                    N/A                   6.18

       Black-Sholes option pricing model
         assumptions:
            Risk-free interest rate                                N/A                    N/A                   6.00%
            Expected life (years)                                  N/A                    N/A                    6.0
            Volatility                                             N/A                    N/A                  50.64%
            Dividend yield                                         N/A                    N/A                     --

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

      Earnings per Share

      The Company computes basic earnings per share by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share computation uses the weighted average number of shares outstanding adjusted for incremental shares attributed to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

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

      Proir to April 2002, the Company used interest rate Swap agreements to manage its interest rate exposure. The Company specifically designated these agreements as hedges of debt instruments and recognized interest differentials as adjustments to interest expense in the period the differentials occur. Under the interest rate Swap agreements, the Company agreed with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. On April 23, 2002, the Company settled its outstanding interest rate Swap agreement for $1.6 million. See Note 3 of these consolidated financial statements.

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002 and it did not have a material impact on the Company's consolidated financial position or results of operations.

      In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until December 31, 2003. The Company does not believe that the Company has interests that would be considered variable interest entities under FIN 46.

      Reclassifications

      Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2003.

(2)   PROPERTY AND EQUIPMENT

      The following table summarizes the Company's property and equipment at December 31, 2003 and December 31, 2002.

                                                 DECEMBER 31,      DECEMBER 31,
                                                     2003              2002
                                                 ------------      ------------
                                                     (Thousands of dollars)
              Flight equipment                   $    346,914      $    324,476
              Other                                    50,334            48,696
                                                 ------------      ------------
                                                      397,248           373,172
              Less accumulated depreciation          (138,722)         (120,595)
                                                 ------------      ------------
                 Property and equipment, net     $    258,526      $    252,577
                                                 ============      ============

      Property and equipment at December 31, 2003 and 2002 included aircraft with a net book value of $7.2 million and $4.3 million, respectively that was held for sale.

      During 2002, the Company used $118.1 million of proceeds from the issuance of the Notes to acquire aircraft that it had previously leased.

(3)   LONG-TERM DEBT

      On April 23, 2002, the Company issued Senior Unsecured Notes (the "Notes") of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company's existing 100% owned operating subsidiaries. The proceeds of the Notes were used to retire existing bank debt, interest rate Swap agreements, and to purchase 101 aircraft previously under lease. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2003, the Company was in compliance with these covenants.

      Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. The credit agreement permits both prime rate based borrowings and "LIBOR" rate borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company will pay an annual 0.375% commitment fee on the unused portion of the revolving credit facility. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. At December 31, 2003 and 2002, the Company had no borrowings under the revolving credit facility. As of December 31, 2003 and 2002, the Company had two letters of credit for $0.8 million and $0.6 million outstanding under the revolving credit facility. It is the Company's intention to renew the revolving credit facility upon expiration in July 2004.

      The Company is subject to certain financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other provisions including a restriction on purchases of the Company's stock and payment of dividends. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of December 31, 2003, the Company was in compliance with these covenants.

      During the year ended December 31, 2003, the Company entered into a purchase agreement for two aircraft at a combined cost of $32.4 million to be delivered in 2004. The Company has made a $2.0 million progress payment under an interim finance agreement with a commercial lender and intends to finance the remainder of the acquisition through an operating lease transaction with the same lender. The $2.0 million is recorded as a current note payable at December 31, 2003.

      As discussed in Note 1, until April 2002, the Company used derivative instruments on a limited basis to manage risks related to interest rates. At December 31, 2001, the Company had interest rate Swap agreements, which were contracts to fix interest rates associated with the Company's bank debt, with notional amounts totaling $40.0 million that served to convert an equal amount of variable rate long-term debt to fixed rates. The Swap agreements were scheduled to mature in 2004 and required the Company to pay a weighted-average interest rate of 5.78% over their composite lives and to receive a variable rate, which was 4.77% at December 31, 2001. Using the accrual/settlement method of accounting, the Company recorded the net amount to be received or paid under the Swap agreements as part of interest expense in the Consolidated Statements of Operations. The interest rate Swap agreements had the effect of increasing interest expense by $0.5 million and $0.6 million for years ended December 31, 2002, and 2001, respectively. On April 23, 2002, the Company settled its outstanding interest rate Swap agreements for $1.6 million.

      Cash paid for interest, net of amounts paid or received in connection with the interest rate Swap agreements, was $19.0 million, $11.9 million, and $6.6 million, for the years ended December 31, 2003, 2002, and 2001, respectively.

(4)   INCOME TAXES

      Income tax expense (benefit) is composed of the following:

                                                  YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                 DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                     2003               2002             2001
                                                 ------------      ------------      ------------
                                                             (Thousands of dollars)
              Current:
                   Federal                       $         --      $     (2,009)     $      5,645
                   State                                  102               (79)              308
                   Foreign                                954               916               904
              Deferred - principally Federal             (293)            7,325              (385)
                                                 ------------      ------------      ------------
                    Total                        $        763      $      6,153      $      6,472
                                                 ============      ============      ============

      Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

                                             YEAR ENDED            YEAR ENDED            YEAR ENDED
                                         DECEMBER 31, 2003      DECEMBER 31, 2002     DECEMBER 31, 2001
                                         -----------------      -----------------     -----------------
                                              (Thousands of dollars, except percentage amounts)
                                         Amount         %       Amount        %       Amount         %
                                         ------       ----      -------     -----     ------      -----
      Income taxes at statutory rate     $  647         34      $ 5,231        34     $ 5,947        34
      Increase (decrease) in taxes
        resulting from:
        Effect of state income taxes        195         10          615         4         472         3
        Other items - net                   (79)        (4)         307         2          53        --
                                         ------       ----      -------     -----     -------     -----
            Total                        $  763         40      $ 6,153        40     $ 6,472        37
                                         ======       ====      =======     =====     =======     =====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                                     DECEMBER 31,      DECEMBER 31,
                                                                         2003              2002
                                                                     ------------      ------------
                                                                         (Thousands of dollars)
              Deferred tax assets:
                 Deferred compensation                               $      1,292      $      1,125
                 Tax credits                                                2,169             1,214
                 Vacation accrual                                           1,451             1,593
                 Inventory valuation                                        2,818             1,784
                 Workman's compensation reserve                               447               130
                 Allowance for uncollectible accounts                         781                --
                 Other                                                        362             1,881
                 Net operating loss                                        18,322             3,685
                                                                     ------------      ------------
                   Total deferred tax assets                               27,642            11,412
                                                                     ------------      ------------
              Deferred tax liabilities:
                 Tax depreciation in excess of book depreciation          (47,115)          (31,683)
                 Valuation allowance-tax credit carryforwards              (1,092)             (574)
                 Allowance for uncollectible accounts                          --               (13)
                                                                     ------------      ------------
                   Total deferred tax liabilities                         (48,207)          (32,270)
                                                                     ------------      ------------
                       Net deferred tax liabilities                  $    (20,565)     $    (20,858)
                                                                     ============      ============

      No valuation allowance was recorded against the deferred tax assets, except for a portion of the foreign tax credit carryforwards, because management believes that the deferred tax assets will more than likely be realized in full through future operating results and the reversal of taxable temporary differences. At December 31, 2003 and 2002, other current assets include $5.0 million and $3.4 million, respectively, of deferred tax assets.

      For Federal income tax purposes, the Company has foreign tax credits of approximately $2.1 million, which expire in 2005 through 2008. The Company also has net operating loss carryforwards ("NOLs"), of approximately $49.5 million that, if not used will expire beginning in 2022 through 2023. Additionally, for state income tax purposes, the Company has NOLs of approximately $40.3 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2007 through 2023, the majority of which expire in 2017 and 2018.

      Income taxes paid were approximately $1.4 million, $4.6 million, and $0.6 million, for the years ended December 31, 2003, 2002 and 2001, respectively. The Company received income tax refunds of approximately $2.0 million, $1.6 million and $0.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

(5)   EMPLOYEE BENEFIT PLANS

      Savings and Retirement Plans

      The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee's salary deferral contribution, not to exceed 3% of the employee's compensation. The Company's contributions were $4.3 million for the year ended December 31, 2003 and $4.5 million for the years ended December 31, 2002 and 2001.

      The Company maintains a Supplemental Executive Retirement Plan ("SERP"). The nonqualified and unfunded plan provides certain senior management with supplemental retirement and death benefits at age 65. The SERP plan provides supplemental retirement benefits that are based on each participant's salary at the time of entrance into the plan. The benefit is one-third of each participant's annual salary of $200,000 or less, plus one-half of each participant's annual salary that is in excess of $200,000, if applicable. The plan does not provide for automatic benefit increases. During 2000, the Company's board of directors amended the plan to provide for partial vesting. The Company recorded the following plan costs for the years ended December 31, 2003, 2002, and 2001.

                                                    YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2003         2002         2001
                                               -------      -------      -------
                                                     (Thousands of dollars)
              Service cost                     $   369      $   268      $   356
              Interest cost                         95          110          122
              Recognized actuarial gain            (36)         (42)         (42)
                                               -------      -------      -------
                    Net periodic plan cost         428          336      $   436
                                               =======      =======      =======

      The benefit obligation, funded status, assumptions of the plan on December 31, 2003 and 2002 were as follows:

                                                                               DECEMBER 31,
                                                                         ---------------------
                                                                           2003          2002
                                                                         -------       -------
                                                                         (Thousands of dollars)
              Change in benefit obligation:
                 Benefit obligation at the beginning of the year         $ 2,080       $ 1,659
                 Service cost                                                369           268
                 Interest cost                                                95           110
                 Actuarial (gain) loss                                       130           155
                 Benefits paid                                               (65)         (112)
                                                                         -------       -------
                   Benefit obligation at the end of the year               2,609         2,080
                                                                         -------       -------
              Reconciliation of funded status:
                 Unfunded status                                          (2,609)       (2,080)
                 Unrecognized actuarial gain                                (359)         (345)
                                                                         -------       -------
                   Total liability included in other long-term
                      liabilities on the consolidated balance sheets     $(2,968)      $(2,425)
                                                                         =======       =======
              Weighted average assumptions:
                 Discount rate                                               4.7%         5.15%
                 Employee turnover/early retirement rate                      --            --

      The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts in anticipation of using the life insurance's cash values and death benefits to help fulfill the obligations of the plan. The Company may sell or redeem the contracts at any time without any obligation to the plan participants. During each of the years ended December 31, 2003, 2002, and 2001, the Company recorded expenses of approximately $0.1 million related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.6 million at December 31, 2003 and $0.4 million at December 31, 2002.

      The Board of Director has resolved to terminate the SERP, subject to any vested participant rights, and plans to offer participants a transfer of a present value participant interest into the Officer's Deferred Compensation Plan.

      The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and unfunded. However, the Company has established a book reserve account for each participant, which is deemed to be invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. The Company has deposited funds in a brokerage account equal to amounts deferred under the plan. The Company may sell or redeem the investments at any time without any obligation to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding book reserve accounts are included in other assets. Aggregate amounts deferred under the plans were $0.8 million and $0.6 million, respectively, for the years December 31, 2003 and 2002.

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

      During the year ended December 31, 2001, the Company granted 20,000 non-voting restricted shares and 150,000 non-voting stock options under the 1995 Plan. The non-voting restricted shares had a fair value of $11.06 on the date of issue and became unrestricted during 2001. The non-voting stock options are 100% vested and expire on September 1, 2010. During the years ended December 31, 2003 and 2002, the Company did not issue any shares, options or rights under the 1995 Plan.

      At December 31, 2003, there were 116,520 voting shares and 190,876 non-voting shares available for issuance under the 1995 Plan. The Company recorded compensation expense related to the 1995 Plan of $0.4 million for December 31, 2003 and $0.3 million in each of the years ended December 31, 2002 and 2001. There was no unearned stock compensation expense at December 31, 2003 and 2002.

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

            The following table summarizes employee and director stock option activities for the years ended December 31, 2003, 2002, and 2001. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

                                                       1995 Plan Options
                                  Director             -----------------                Weighted
                                   Plan -                     Non-                       Average
                                 Non-Voting      Voting      Voting         Total    Exercise Price
                                 ----------      ------      ------         -----    --------------
Balance outstanding at
  December 31, 2000                 20,165       58,480      215,717       294,362        11.89
Options granted or reinstated           --           --      154,853       154,853        10.98
Options lapsed/canceled                 --           --       (9,250)       (9,250)       12.75
Options exercised                       --      (58,480)      (1,250)      (59,730)       12.35
                                  --------      -------     --------      --------
Balance outstanding at
  December 31, 2001                 20,165           --      360,070       380,235        11.43
Options settled for cash                --           --      (17,730)      (17,730)       11.44
Options lapsed/canceled                 --           --       (4,853)       (4,853)        8.50
Options exercised                  (20,165)          --      (92,864)     (113,029)       11.22
                                  --------      -------     --------      --------
Balance outstanding at
  December 31, 2002                     --           --      244,623       244,623        11.58
Options settled for cash                --           --      (21,250)      (21,250)       11.75
Options exercised                       --           --       (5,670)       (5,670)        9.06
                                  --------      -------     --------      --------
Balance outstanding at
  December 31, 2003                     --           --      217,703       217,703        11.63
                                  ========      =======     ========      ========
Shares exercisable at
  December 31, 2003                     --           --      217,703       217,703        11.63
                                  ========      =======     ========      ========
  December 31, 2002                     --           --      244,623       244,623        11.58
                                  ========      =======     ========      ========
  December 31, 2001                 20,165           --      360,070       380,235        11.43
                                  ========      =======     ========      ========

      The following table summarizes information about stock options outstanding as of December 31, 2003. All of the outstanding stock options are exercisable.

                          Options Outstanding and Exercisable
                                       Remaining
                       Number         Contractual       Exercise
                    Outstanding       Life (Years)        Price
                    -----------       ------------     ---------
                       10,203             1.4          $    8.50
                      150,000             6.7              11.06
                       42,500             5.5              12.75
                       15,000             4.8              16.25
                      -------
                      217,703             6.0(1)           11.63(1)
                      =======

                  (1)   Weighted Average

      Incentive Compensation

      During 2002, the Company implemented an incentive plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax, net of incentive compensation. Pursuant to the incentive plan for non-executives, the Company recorded $0.9 million of compensation expense in 2002 and a related liability in accrued liabilities at December 31, 2002. The Company did not record incentive compensation expense for the year ended December 31, 2003, as certain requirements under the incentive plan established in 2002 were not met.

      During 2002, the Company recorded $1.1 million of compensation expense for a discretionary incentive bonus paid to certain executive employees.

      For the year ended December 31, 2001, the Company recorded $1.3 million of compensation expense for a discretionary incentive bonus it paid in 2002 to non-represented employees.

(6)   OTHER ASSETS

      The following table summarizes the Company's other assets at December 31, 2003 and 2002.

                                              DECEMBER 31,     DECEMBER 31,
                                                  2003             2002
                                              ------------     ------------
                                                  (Thousands of dollars)
            Security deposits on aircraft     $      2,600     $         --
            Prepaid rent                                --            3,683
            Deferred financing cost                  4,508            5,404
            Other                                    1,685            1,192
                                              ------------     ------------
               Total                          $      8,793     $     10,279
                                              ============     ============

      During 2003, the Company placed security deposits on 2 aircraft to be leased, and 6 aircraft to be purchased. Upon delivery of the aircraft, the deposits will be applied to the lease or purchase.

(7)   FINANCIAL INSTRUMENTS

      Fair Value - The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2003 and December 2002. The table excludes cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, all of which had fair values approximating carrying amounts.

                                               DECEMBER 31, 2003             DECEMBER 31, 2002
                                           ------------------------      -------------------------
                                            Carrying      Estimated       Carrying      Estimated
                                             Amount       Fair Value        Amount      Fair Value
                                                             (Thousands of dollars)
            Long-term debt and capital
               lease obligations           $  200,000     $  212,500     $  200,000     $  209,000

      At December 31, 2003 and 2002, the fair value of long-term debt is based on quoted market indications.

(8)   COMMITMENTS AND CONTINGENCIES

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

                           YEAR ENDED       YEAR ENDED       YEAR ENDED
                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                               2003             2002            2001
                          ------------     ------------     ------------
                                   (Thousands of dollars)
            Aircraft      $      1,094     $      5,604     $     16,994
            Other                3,033            2,909            2,977
                          ------------     ------------     ------------
                Total     $      4,127     $      8,513     $     19,971
                          ============     ============     ============

      During 2002, the Company acquired 99 aircraft that it had previously leased under operating leases. See Notes 2 and 3. The Company began leasing a new principal operating facility for twenty years, effective September 2001.

      The lease expires in 2021 and has three five-year renewal options.

      During the year ended December 31, 2003, the Company entered into a purchase agreement for two aircraft at a combined cost of $32.4 million to be delivered in 2004. The Company has made a $2.0 million progress payment under an interim finance agreement with a commercial lender and intends to finance the remainder of the acquisition through an operating lease transaction with the same lender.

      The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operation facility lease.

                                       Aircraft(1)      Other
                                       ----------     ---------
                                         (Thousands of dollars)
                     2004               $    843      $   1,890
                     2005                    724          1,683
                     2006                    724          1,413
                     2007                    724          1,113
                     2008                    724          1,027
                     Thereafter            1,448         10,522
                                        --------      ---------
                                        $  5,187      $  17,648
                                        ========      =========

            1) All amounts for Aircraft lease commitments for 2004 and forward, represent primarily one aircraft which was sold in early 2004 and the lease terminated.

      Environmental Matters - The Company has an aggregate estimated liability of $0.6 million as of December 31, 2003 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial position, results of operations or liquidity.

      During 2003, the Company obtained favorable sampling results at certain locations. As a result of these samples and responses received from regulatory agencies, the Company determined that the cost of remediation at these locations would be less than originally anticipated, resulting in a reduction of the estimated environmental liability of $0.3 million. The Company also received a "No Further Action" letter on its Morgan City site resulting in a reduction of the environmental reserve of $0.2 million. During the year, the estimated environmental liability has also been reduced by payments of $0.4 million.

      Legal Matters - The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      Purchase Commitments - At December 31, 2003, the Company had commitments of $4.5 million for the purchase of certain aircraft. The Company expects to complete the purchase commitments during 2004.

(9)   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

      PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of the Company's segments is based on how the chief operating decision-maker of the Company evaluates the Company's results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs. The Company identifies four segments that meet the requirements of SFAS 131 for disclosure. The reportable segments are Domestic Oil and Gas, Air Medical, International, and Technical Services.

      The Domestic Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. Prior to 2001, the Domestic Oil and Gas segment also provided helicopter services to certain domestic governmental agencies involved with forest-fire fighting activities. The International segment provides helicopters in various foreign countries to oil and gas customers. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company's Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers and for an existing long-term contract with one customer.

      Effective July 1, 2002, the Company no longer allocates interest expense to its segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

      The following table shows information about the profit or loss and assets of each of the Company's reportable segments for the years ended December 31, 2003, 2002, and 2001. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, equity in losses of unconsolidated subsidiaries, other income, interest expense, and corporate selling, general, and administrative costs to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company's consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investments, other current assets, and certain property, plant, and equipment.

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                           ----------------------------------
                                                                              2003        2002         2001
                                                                           --------     --------     --------
                                                                                  (Thousands of dollars)
      Segment operating revenues
         Domestic Oil and Gas                                              $183,849     $189,480     $190,991
         Air Medical                                                         46,674       48,664       47,493
         International                                                       21,247       22,474       22,634
         Technical Services                                                  17,622       23,133       21,319
                                                                           --------     --------     --------
             Total operating revenues                                       269,392      283,751      282,437
                                                                           --------     --------     --------

      Segment direct expense
         Domestic Oil and Gas                                               163,328      161,711      160,293
         Air Medical                                                         32,782       34,223       44,280
         International                                                       21,093       20,568       21,453
         Technical Services                                                  13,026       18,687       17,512
                                                                           --------     --------     --------
             Total direct expense                                           230,229      235,189      243,538
      Segment selling, general and administrative expense
         Domestic Oil and Gas                                                 1,494          795        1,639
         Air Medical                                                          4,480        1,978        1,710
         International                                                          214          146          469
         Technical Services                                                      12          149          317
                                                                           --------     --------     --------
             Total selling, general and administrative expense                6,200        3,068        4,135
                                                                           --------     --------     --------
          Total direct and selling, general and administrative expense      236,429      238,257      247,673
                                                                           --------     --------     --------

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                ------------------------------------
                                                                  2003          2002          2001
                                                                --------      --------      --------
                                                                       (Thousands of dollars)
      Net segment profit
         Domestic Oil and Gas                                     19,027        26,974        29,059
         Air Medical                                               9,412        12,463         1,503
         International                                               (60)        1,760           712
         Technical Services                                        4,584         4,297         3,490
                                                                --------      --------      --------
             Total                                                32,963        45,494        34,764

      Other, net(1)                                                2,674         2,261         2,812
      Unallocated selling, general and administrative costs      (13,783)      (15,121)      (13,894)
      Interest expense                                           (19,952)      (17,250)       (6,190)
                                                                --------      --------      --------
      Earnings before income taxes                              $  1,902      $ 15,384      $ 17,492
                                                                ========      ========      ========

      (1) Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                               2003           2002            2001
                                            ----------     ----------     ----------
                                                    (Thousands of dollars)
            EXPENDITURES FOR LONG-LIVED
              ASSETS (1)
                 Domestic Oil and Gas       $   20,086     $  144,973     $   24,201
                 Air Medical                    12,881         10,072          2,373
                 International                     276          1,996          2,067
                 Technical Services                 --             16            462
                 Corporate                       3,620          2,370            399
                                            ----------     ----------     ----------
                     TOTAL                  $   36,863     $  159,427     $   29,502
                                            ==========     ==========     ==========
             DEPRECIATION AND
              AMORTIZATION
                 Domestic Oil and Gas       $   19,042     $   15,676     $    9,825
                 Air Medical                     2,031          2,347          2,487
                 International                   1,928          1,638          1,250
                 Technical Services                127            102            331
                 Corporate                       2,081          1,285          1,189
                                            ----------     ----------     ----------
                     TOTAL                  $   25,209     $   21,048     $   15,082
                                            ==========     ==========     ==========

            ASSETS
                 Domestic Oil and Gas       $  253,064     $  250,215     $  148,616
                 Air Medical                    49,672         30,796         23,328
                 International                  14,733         14,994         19,912
                 Technical Services             12,176         23,076         13,704
                 Corporate                      47,809         47,626         20,085
                                            ----------     ----------     ----------
                     TOTAL                  $  377,454     $  366,707     $  225,645
                                            ==========     ==========     ==========

      (1) Includes the acquisition of aircraft from leasing companies and financial institutions as discussed in Note 3.

      The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

                                     YEAR ENDED       YEAR ENDED       YEAR ENDED
                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                         2003            2002              2001
                                    ------------     ------------     ------------
                                              (Thousands of dollars)
            OPERATING REVENUES:
                 United States      $    248,145     $    261,277     $    259,803
                 International            21,247           22,474           22,634
                                    ------------     ------------     ------------
                     TOTAL          $    269,392     $    283,751     $    282,437
                                    ============     ============     ============

            LONG-LIVED ASSETS:
                 United States      $    248,211     $    242,883     $    105,703
                 International            10,315            9,694           16,465
                                    ------------     ------------     ------------
                     TOTAL          $    258,526     $    252,577     $    122,168
                                    ============     ============     ============

(10)  RELATED PARTY TRANSACTIONS

      In 2002, the Company leased a fixed wing aircraft from a senior executive for total lease payments of $386,000. In the latter part of 2002, the Company purchased the aircraft from the same senior executive for $695,000. The purchase of the aircraft was reviewed and approved by the Audit Committee.


(11)  SEVERANCE LIABILITY

      During the year ended December 31, 2003, the Company recorded costs of approximately $1.9 million related to a plan of termination and early retirement covering approximately 60 employees. At December 31, 2003, the Company had an outstanding severance liability of $1.3 million for certain of these employees who have already terminated employment, or are scheduled to terminate employment and who have elected payment of the severance benefits at a later date. The Company expects to pay the remaining severance liability, for certain of these employees, by March 31, 2004.

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The summarized quarterly results of operations for the years ended December 31, 2003 and December 31, 2002 (in thousands of dollars, except per share data) are as follows:

                                                                      QUARTER ENDED
                                       --------------------------------------------------------------------------
                                         MARCH 31,            JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
                                           2003                 2003                 2003                2003
                                       ------------        ------------         -------------        ------------
                                                     (Thousands of dollars, except per share data)
      Operating revenues               $     64,607        $     66,339         $     69,640         $     68,806
      Gross profit                           10,032              10,109                9,688                9,334
      Net earnings (loss)                       731                 602                   56                 (250)
      Net earnings per share
       Basic                                   0.14                0.11                 0.01                (0.04)
       Diluted                                 0.13                0.11                 0.01                (0.04)

                                                                      QUARTER ENDED
                                       --------------------------------------------------------------------------
                                         MARCH 31,           JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                           2002                2002                 2002                2002
                                       ------------        ------------         -------------        ------------
                                                      (Thousands of dollars, except per share data)
      Operating revenues               $     68,179        $     71,136         $     69,664         $     74,772
      Gross profit                            8,765              12,629               14,419               12,749
      Net earnings                            2,028               1,580                3,310                2,313
      Net earnings per share
       Basic                                   0.38                0.30                 0.62                 0.43
      Diluted                                  0.38                0.29                 0.61                 0.42

(12)  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

      On April 23, 2002, the Company issued Notes of $200 million that are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company's existing 100% owned operating subsidiaries ("Guarantor Subsidiaries").

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

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                           DECEMBER 31, 2003
                                                 ----------------------------------------------------------------
                                                   PARENT
                                                   COMPANY         GUARANTOR
                                                    ONLY          SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                 ------------     ------------     ------------      ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                    $     19,821     $         51     $         --      $     19,872
    Accounts receivable - net of allowance             36,831            6,227               --            43,058
    Inventory                                          40,405               --               --            40,405
    Other current assets                                6,526               49               --             6,575
    Refundable income taxes                               225               --               --               225
                                                 ------------     ------------     ------------      ------------
       Total current assets                           103,808            6,327               --           110,135

Investment in subsidiaries and other                   18,545           22,739          (32,491)            8,793
Property and equipment, net                           254,447            4,079               --           258,526
                                                 ------------     ------------     ------------      ------------
           Total Assets                          $    376,800     $     33,145     $    (32,491)     $    377,454
                                                 ============     ============     ============      ============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued liabilities     $     41,041     $      3,504     $    (10,110)     $     34,435
    Accrued vacation payable                            3,144              256               --             3,400
    Notes payable                                       2,000               --               --             2,000
                                                 ------------     ------------     ------------      ------------
       Total current liabilities                       46,185            3,760          (10,110)           39,835

Long-term debt net of current maturities              200,000               --               --           200,000
Deferred income taxes and other long-term
  liabilities                                          24,622            7,004               --            31,626
Shareholders' Equity:
    Paid-in capital                                    15,626            4,402           (4,402)           15,626
    Retained earnings                                  90,367           17,979          (17,979)           90,367
                                                 ------------     ------------     ------------      ------------
       Total shareholders' equity                     105,993           22,381          (22,381)          105,993
                                                 ------------     ------------     ------------      ------------
             Total Liabilities and
               Shareholders' Equity              $    376,800     $     33,145     $    (32,491)     $    377,454
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
                                                 ============     ============     ============      ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                 PARENT
                                                 COMPANY         GUARANTOR
                                                  ONLY          SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------

                                                            FOR THE YEAR ENDED DECEMBER 31, 2003
                                              ------------------------------------------------------------------
Operating revenues                            $    218,273      $     51,119      $         --      $    269,392
Management fees                                      3,763                --            (3,763)               --
Gain on dispositions of property and
  equipment                                          1,988                --                --             1,988
Other                                                  686                --                --               686
                                              ------------      ------------      ------------      ------------
                                                   224,710            51,119            (3,763)          272,066
                                              ------------      ------------      ------------      ------------
Expenses:
     Direct expenses                               198,159            32,070                --           230,229
     Management fees                                    --             3,763            (3,763)               --
     Selling, general, and administrative           16,600             3,383                --            19,983
     Equity in net income of consolidated
        subsidiaries                                (7,141)               --             7,141                --
     Interest expense                               19,952                --                --            19,952
                                              ------------      ------------      ------------      ------------
                                                   227,570            39,216             3,378           270,164
                                              ------------      ------------      ------------      ------------

Earnings before income taxes                        (2,860)           11,903            (7,141)            1,902
Income taxes                                        (3,999)            4,762                --               763
                                              ------------      ------------      ------------      ------------

Net earnings                                  $      1,139      $      7,141      $     (7,141)     $      1,139
                                              ============      ============      ============      ============

                                                               FOR THE YEAR ENDED DECEMBER 31, 2002
                                              ------------------------------------------------------------------
Operating revenues                            $    230,031      $     53,720      $         --      $    283,751
Management fees                                      5,447                --            (5,447)               --
Gain on dispositions of property and
  equipment                                            586                --                --               586
Other                                                1,335               340                --             1,675
                                              ------------      ------------      ------------      ------------
                                                   237,399            54,060            (5,447)          286,012
                                              ------------      ------------      ------------      ------------
Expenses:
     Direct expenses                               200,085            35,104                --           235,189
     Management fees                                    --             5,447            (5,447)               --
     Selling, general, and administrative           16,358             1,831                --            18,189
     Equity in net income of consolidated
        subsidiaries                                (7,061)               --             7,061                --
     Interest expense                               17,192                58                --            17,250
                                              ------------      ------------      ------------      ------------
                                                   226,574            42,440             1,614           270,628
                                              ------------      ------------      ------------      ------------

Earnings before income taxes                        10,825            11,620            (7,061)           15,384
Income taxes                                         1,594             4,559                --             6,153
                                              ------------      ------------      ------------      ------------

Net earnings                                  $      9,231      $      7,061      $     (7,061)     $      9,231
                                              ============      ============      ============      ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                 PARENT
                                                 COMPANY         GUARANTOR
                                                  ONLY          SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------

                                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                              ------------------------------------------------------------------
Operating revenues                            $    231,934      $     50,503      $         --      $    282,437
Management fees                                      5,195                --            (5,195)               --
Gain on dispositions of property and
  equipment                                          1,351                --                --             1,351
Other                                                1,417                44                --             1,461
                                              ------------      ------------      ------------      ------------
                                                   239,897            50,547            (5,195)          285,249
                                              ------------      ------------      ------------      ------------
Expenses:
     Direct expenses                               202,143            41,395                --           243,538
     Management fees                                    --             5,195            (5,195)               --
     Selling, general, and administrative           16,434             1,595                --            18,029
     Equity in net income of consolidated
         subsidiaries                               (1,354)               --             1,354                --
     Interest expense                                5,951               239                --             6,190
                                              ------------      ------------      ------------      ------------
                                                   223,174            48,424            (3,841)          267,757
                                              ------------      ------------      ------------      ------------

Earnings before income taxes                        16,723             2,123            (1,354)           17,492
Income taxes                                         5,703               769                --             6,472
                                              ------------      ------------      ------------      ------------

Net earnings                                  $     11,020      $      1,354      $     (1,354)     $     11,020
                                              ============      ============      ============      ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                     PARENT
                                                     COMPANY          GUARANTOR
                                                      ONLY          SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  ------------      ------------     ------------     ------------

                                                                 FOR THE YEAR ENDED DECEMBER 31, 2003
                                                    --------------------------------------------------------------
Net cash provided by operating activities         $     29,386      $         29     $         --     $     29,415

Cash flows from investing activities:
    Purchase of property and equipment                 (36,863)               --               --          (36,863)
    Proceeds from asset dispositions                     7,620                --               --            7,620
                                                  ------------      ------------     ------------     ------------
    Net cash used in investing activities              (29,243)               --               --          (29,243)
                                                  ------------      ------------     ------------     ------------

Cash flows from financing activities:
    Proceeds from long-term debt, net                    2,000                --               --            2,000
    Proceeds from exercise of stock options                 50                --               --               50
    Other                                                  (24)               --               --              (24)
                                                  ------------      ------------     ------------     ------------
    Net cash provided by financing activities            2,026                --               --            2,026
                                                  ------------      ------------     ------------     ------------

Increase in cash and cash equivalents                    2,169                29               --            2,198
Cash and cash equivalents, beginning of year            17,652                22               --           17,674
                                                  ------------      ------------     ------------     ------------
Cash and cash equivalents, end of year            $     19,821      $         51     $         --     $     19,872
                                                  ============      ============     ============     ============

                                                                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                                  -----------------------------------------------------------------
Net cash provided by operating activities         $     39,417      $        112      $         --     $     39,529

Cash flows from investing activities:
    Proceeds from notes receivable                       1,629                --                --            1,629
    Purchase of property and equipment                 (41,247)             (104)               --          (41,351)
    Purchase of aircraft previously leased            (118,076)               --                --         (118,076)
    Proceeds from asset dispositions                     3,263                --                --            3,263
                                                  ------------      ------------      ------------     ------------
    Net cash used in investing activities             (154,431)             (104)               --         (154,535)
                                                  ------------      ------------      ------------     ------------

Cash flows from financing activities:
    Proceeds from long-term debt, net                  194,165                --                --          194,165
    Payments on long-term debt                          (5,845)               --                --           (5,845)
    Payment of long-term debt with bond
        proceeds                                       (60,771)               --                --          (60,771)
    Payment of interest rate swap settlement            (1,575)               --                --           (1,575)
    Proceeds from exercise of stock options              1,271                --                --            1,271
                                                  ------------      ------------      ------------     ------------
    Net cash provided by financing activities          127,245                --                --          127,245
                                                  ------------      ------------      ------------     ------------

Increase in cash and cash equivalents                   12,231                 8                --           12,239
Cash and cash equivalents, beginning of year             5,422                13                --            5,435
                                                  ------------      ------------      ------------     ------------
Cash and cash equivalents, end of year            $     17,653      $         21      $         --     $     17,674
                                                  ============      ============      ============     ============

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                    PARENT
                                                    COMPANY          GUARANTOR
                                                     ONLY          SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                 ------------      ------------      ------------     ------------

                                                               FOR THE YEAR ENDED DECEMBER 31, 2001
                                                 -----------------------------------------------------------------
Net cash provided by operating activities        $     18,178      $        502      $         --     $     18,680

Cash flows from investing activities:
    Purchase of property and equipment                (29,494)               (8)               --          (29,502)
    Proceeds from asset dispositions                   24,304                --                --           24,304
    Other                                                 350                --                --              350
                                                 ------------      ------------      ------------     ------------
    Net cash used in investing activities              (4,840)               (8)               --           (4,848)
                                                 ------------      ------------      ------------     ------------

Cash flows from financing activities:
    Proceeds from long-term debt                        2,851                --                --            2,851
    Payments on long-term debt                        (12,350)             (500)               --          (12,850)
     Other                                                739                --                --              739
                                                 ------------      ------------      ------------     ------------
    Net cash used in financing activities              (8,760)             (500)               --           (9,260)
                                                 ------------      ------------      ------------     ------------

Increase (decrease) in cash and cash
  equivalents                                           4,578                (6)               --            4,572
Cash and cash equivalents, beginning of year              844                19                --              863
                                                 ------------      ------------      ------------     ------------
Cash and cash equivalents, end of year           $      5,422      $         13      $         --     $      5,435
                                                 ============      ============      ============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 9.A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors required by this item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Information concerning Executive Officers is included as Item 4. (a) "Executive officers of the registrant."

ITEM 11. EXECUTIVE COMPENSATION

      Information required by this item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information required by this item will be included in the Company's definitive information statement in connection with its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

           Included in Part II of this report:
              Independent Auditors' Reports.
              Consolidated Balance Sheets - December 31, 2003 and
                   December 31, 2002.
              Consolidated  Statements of Operations for the years ended
                   December 31, 2003, December 31, 2002, and December 31, 2001.
              Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, December 31, 2002, and
                   December 31, 2001.
              Consolidated Statements of Comprehensive Income (Loss) for the
                   years ended December 31, 2003, December 31, 2002, and December 31, 2001.
              Consolidated  Statements of Cash Flows for the years ended
                   December 31, 2003,  December 31, 2002, and December 31, 2001.
              Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules

           Schedule II - Valuation and Qualifying accounts for the years ended December 31, 2003, December 31, 2002, and December 31, 2001.

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

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)   Reports on Form 8-K

      On November 17, 2003, the Company filed a Form 8-K, reporting in Item 5, the Company's earnings for the third quarter ended September 30, 2003.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                                                 Additions
                                                                -----------
                                                 Balance at      Charged to                       Balance
                                                 Beginning       Costs and                        at End
     Description                                   of Year        Expenses       Deductions       of Year
     -----------                                 ---------       ----------      -----------     ---------
Year ended December 31, 2003:
     Allowance for doubtful accounts             $     158        $     --        $     38       $     120
     Allowance for obsolescent inventory             4,822             731              17           5,536

Year ended December 31, 2002:
     Allowance for doubtful accounts             $     444        $    249        $    535       $     158
     Allowance for obsolescent inventory             4,340             994             512           4,822

Year ended December 31, 2001:
     Allowance for doubtful accounts             $   2,156        $    107        $  1,819       $     444
     Allowance for obsolescent inventory             3,721             978             359           4,340

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PETROLEUM HELICOPTERS, INC.


                                        By: /s/  Michael J. McCann
                                           -------------------------------------
                                                Michael J. McCann
                                                Chief Financial Officer
                                                (Principal Financial and
                                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                            Title                              Date
               ---------                            -----                              ----
 /s/  Al A. Gonsoulin                        Chairman of the Board                 March 15, 2004
-----------------------------
      Al A. Gonsoulin                            and Director


/s/   Lance F. Bospflug                   President, Chief Executive               March 15, 2004
-----------------------------           Officer and Director, (Principal
      Lance F. Bospflug                        Executive Officer)


/s/   Arthur J. Breault, Jr.                       Director                        March 15, 2004
-----------------------------
      Arthur J. Breault, Jr.


/s/   Thomas H. Murphy                             Director                        March 15, 2004
-----------------------------
      Thomas H. Murphy


/s/   Richard H. Matzke                            Director                        March 15, 2004
-----------------------------
      Richard H. Matzke


/s/   C. Russell Luigs                             Director                        March 15, 2004
-----------------------------
      C. Russell Luigs


/s/   Michael J. McCann                     Chief Financial Officer                March 15, 2004
-----------------------------              (Principal Financial and
      Michael J. McCann                       Accounting Officer)

                                 Exhibit Index

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