Form 10-Q
period 2004-03-31
PETROLEUM HELICOPTERS INC
filed 2004-05-07
CIK 350403

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended: March 31, 2004

                                       OR

[ ]   Transition Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the transition period from ______ to _______

                          Commission file number 0-9827

                           PETROLEUM HELICOPTERS, INC
             (Exact name of registrant as specified in its charter)

                        LOUISIANA                                                   72-0395707
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 2001 SE EVANGELINE THRUWAY
                    LAFAYETTE, LOUISIANA                                            70508
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

        Registrant's telephone number, including area code (337) 235-2452

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at April 30, 2004
  Voting Common Stock                                2,852,616 shares
Non-Voting Common Stock                              2,525,722 shares

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                                 Part I - Financial Information

Item 1.  Financial Statements - Unaudited
             Consolidated Balance Sheets - March 31, 2004 and
               December 31, 2003................................................              3
             Consolidated Statements of Operations - Quarter Ended
               March 31, 2004 and 2003...........................................             4
             Consolidated Statements of Cash Flows - Quarter Ended
               March 31, 2004 and 2003...........................................             5
             Notes to Consolidated Financial Statements..........................             6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................            15

Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk.........................................................            20

Item 4.  Controls and Procedures..................................................           20

                                   Part II - Other Information

Item 1.  Legal Proceedings.......................................................            20

Item 6.  Exhibits and Reports on Form 8-K........................................            21

         Signatures..............................................................            22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     MARCH 31,   DECEMBER 31,
                                                                       2004         2003
                                                                     ---------   ------------
                              ASSETS
Current Assets:
    Cash and cash equivalents                                        $  23,121    $   19,872
    Accounts receivable - net of allowance
       Trade                                                            42,228        41,743
       Other                                                             1,037         1,315
    Inventory                                                           39,459        40,405
    Other current assets                                                 7,571         6,575
    Refundable income taxes                                                116           225
                                                                     ---------    ----------
                  Total current assets                                 113,532       110,135

Property and equipment, net                                            259,679       258,526
Other                                                                    8,409         8,793
                                                                     ---------    ----------
                  Total Assets                                       $ 381,620    $  377,454
                                                                     =========    ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                 $  16,660    $   18,837
    Accrued liabilities                                                 11,054        12,424
    Accrued vacation payable                                             3,343         3,400
    Accrued interest payable                                             7,881         3,174
    Notes payable                                                        5,000         2,000
                                                                     ---------    ----------
                  Total current liabilities                             43,938        39,835
                                                                     ---------    ----------

Long-term debt                                                         200,000       200,000
Deferred income taxes                                                   25,611        25,597
Other long-term liabilities                                              6,082         6,029
Commitments and contingencies (Note 3)

Shareholders' Equity:
    Voting common stock - par value of $0.10;
       authorized shares of 12,500,000                                     285           285
    Non-voting common stock - par value of $0.10;
       authorized shares of 12,500,000                                     253           253
    Additional paid-in capital                                          15,088        15,088
    Retained earnings                                                   90,363        90,367
                                                                     ---------    ----------
                Total shareholders' equity                             105,989       105,993
                                                                     ---------    ----------
                  Total Liabilities and Shareholders' Equity         $ 381,620    $  377,454
                                                                     =========    ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        QUARTER ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                     2004            2003
                                                   ---------       --------
Operating revenues                                 $  66,973       $ 64,607
Gain on disposition of property
    and equipment, net                                   673            918
Other                                                     83            133
                                                   ---------       --------
                                                      67,729         65,658
                                                   ---------       --------

Expenses:
    Direct expenses                                   57,285         54,575
    Selling, general and
        administrative expenses                        5,144          4,902
    Interest expense                                   5,016          4,963
                                                   ---------       --------
                                                      67,445         64,440
                                                   ---------       --------

Earnings before income taxes                             284          1,218
Income taxes                                             281            487
                                                   ---------       --------
Net earnings                                       $       3       $    731
                                                   =========       ========

Weighted average shares outstanding:
    Basic                                              5,383          5,378
    Diluted                                            5,486          5,468

Net earnings per share
    Basic                                          $      --       $   0.14
    Diluted                                        $      --       $   0.13

    The accompanying notes are an integral part of these unaudited condensed consolidated financials statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             QUARTER ENDED
                                                                                MARCH 31,
                                                                     ------------------------------
                                                                        2004               2003
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                     $         3        $       731
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                       6,710              5,869
        Deferred income taxes                                                 14                218
        Gain on disposition of property & equipment, net                    (673)              (918)
        Other                                                                331                313
    Changes in operating assets and liabilities                              889              4,037
                                                                     -----------        -----------
Net cash provided by operating activities                                  7,274             10,250
                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (13,006)            (7,144)
    Proceeds from asset dispositions                                       5,981              1,460
                                                                     -----------        -----------
Net cash used in investing activities                                     (7,025)            (5,684)
                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                                           3,000                 --
                                                                     -----------        -----------
Net cash provided by financing activities                                  3,000                 --
                                                                     -----------        -----------

Increase in cash and cash equivalents                                      3,249              4,566
Cash and cash equivalents, beginning of period                            19,872             17,674
                                                                     -----------        -----------
Cash and cash equivalents, end of period                             $    23,121        $    22,240
                                                                     ===========        ===========

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION
    Interest paid                                                    $        69        $       130
                                                                     ===========        ===========

    Taxes paid, net                                                  $         1        $       105
                                                                     ===========        ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financials statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

The accompanying unaudited condensed consolidated financial statements include the amounts of Petroleum Helicopters, Inc. and subsidiaries ("PHI" or the "Company"). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's financial results, particularly as they relate to the Company's domestic oil and gas operations, are influenced by seasonal fluctuations as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2. SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas, Air Medical, International and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The Company, both directly and through its subsidiary, Air Evac Services, Inc. ("Air Evac"), provides air medical transportation services for hospitals and medical programs under the independent provider model in 12 states. The International segment, which primarily consists of operations off the West Coast of Africa, provides helicopter services in various foreign countries to oil and gas customers. The Technical Services segment provides helicopter repair and overhaul services, primarily to certain military aircraft, flight operations customers, and original equipment manufacturers.

Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company's reportable operating segments for the quarters ended March 31, 2004 and 2003 is as follows (in thousands):

                                                                     QUARTER ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                  2004           2003
                                                                 ------         ------
                                                                 (Thousands of dollars)
Segment operating revenues
    Domestic Oil and Gas                                         42,177         43,208
    Air Medical                                                  16,016         10,806
    International                                                 5,959          5,752
    Technical Services                                            2,821          4,841
                                                                 ------         ------
        Total operating revenues                                 66,973         64,607
                                                                 ------         ------

Segment direct expense
    Domestic Oil and Gas                                         36,674         38,147
    Air Medical                                                  12,759          7,272
    International                                                 5,331          5,616
    Technical Services                                            2,521          3,540
                                                                 ------         ------
        Total direct expense                                     57,285         54,575

Segment selling, general and administrative expense
    Domestic Oil and Gas                                             26            182
    Air Medical                                                   1,800            936
    International                                                     3             66
    Technical Services                                                4              2
                                                                 ------         ------
        Total selling, general and administrative expense         1,833          1,186
                                                                 ------         ------
Total direct and selling, general and administrative expense     59,118         55,761
                                                                 ------         ------

Net segment profit
    Domestic Oil and Gas                                          5,477          4,879
    Air Medical                                                   1,457          2,598
    International                                                   625             70
    Technical Services                                              296          1,299
                                                                 ------         ------
        Total                                                     7,855          8,846

Other, net (1)                                                      756          1,051
Unallocated selling, general and administrative costs            (3,311)        (3,716)
Interest expense                                                 (5,016)        (4,963)
                                                                 ------         ------
Earnings before income taxes                                        284          1,218
                                                                 ======         ======

(1) Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters - The Company has an aggregate estimated liability of $0.6 million as of March 31, 2004 for environmental remediation costs that are probable and estimable.

In addition, the Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and determine the resulting cost of remediation. However, the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial position, results of operations or liquidity.

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

Long-term Debt - On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and maturing in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of March 31, 2004, the Company was in compliance with covenants.

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility to be available through July 2004. As of March 31, 2004, the Company had $3.0 million in borrowings at an interest rate of 4.5% and a $1.4 million letter of credit outstanding under the revolving credit facility. The credit agreement permits both prime rate based borrowings and London Interbank offer rate ("LIBOR") borrowings plus a spread. The spread for LIBOR borrowings ranges from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2004. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. It is the Company's intention to renew the revolving credit facility upon expiration in July 2004.

The Company is subject to certain financial covenants under the credit agreement. These covenants included maintaining certain levels of working capital and shareholders' equity and contain other provisions including a restriction on purchases of the Company's stock. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of March 31, 2004, the Company was in compliance with the covenants.

Also included in notes payable is $2.0 million related to the interim financing of a progress payment for the acquisition of the two aircraft described below.

Operating Leases - The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options. At March 31, 2004, the Company had approximately $19.4 million in aggregate lease commitments under operating leases of which approximately $2.2 million is payable during the next twelve months. Less than $0.1 million is for aircraft, and the lease commitment is primarily related to the Company's facility in Lafayette, which is under a 20 year lease term.

During the year ended December 31, 2003, the Company entered into a purchase agreement for two aircraft at a combined cost of $32.4 million to be delivered in 2004. The Company has made a $2.0 million progress payment under an interim finance agreement with a commercial lender and intends to finance the remainder of the acquisition through an operating lease transaction with the same lender.

During the first quarter 2004, the Company also exercised its option to purchase two additional aircraft with the same manufacturer. Although a purchase agreement has not been executed, the Company anticipates the terms and pricing to be similar to the first two aircraft described above. The Company also intends to execute an operating lease with a commercial lender for these aircraft.

Purchase Commitments - At March 31, 2004 and December 31, 2003, the Company had commitments of $5.1 million and $4.5 million, respectively, for the upgrade and purchase of certain aircraft, and the purchase of other equipment.

4. VALUATION ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.1 million at March 31, 2004 and December 31, 2003.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $6.0 million and $5.5 million at March 31, 2004 and December 31, 2003, respectively.

5. EMPLOYEE INCENTIVE COMPENSATION

In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax, net of the incentive compensation. Pursuant to the incentive plan for non-executives, the Company did not record compensation expense for the quarter ended March 31, 2004 and recorded $0.1 million of compensation expense for the quarter ended March 31, 2003.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46 ("FIN 46R"), resulting in multiple effective dates based on the nature as well as creation date of a variable interest entity. The Company does not believe that the Company has interests that would be considered variable interest entities under FIN 46.

7. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                         MARCH 31, 2004
                                                   -------------------------------------------------------
                                                     PARENT
                                                    COMPANY       GUARANTOR
                                                      ONLY       SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---------     ------------   ------------  ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                      $  23,084     $         37   $        --   $     23,121
    Accounts receivable - net of allowance            35,906            7,359            --         43,265
    Inventory                                         39,459               --            --         39,459
    Other current assets                               7,571               --            --          7,571
    Refundable income taxes                              116               --            --            116
                                                   ---------     ------------   -----------   ------------
       Total current assets                          106,136            7,396            --        113,532
Investment in subsidiaries and other                  18,621           22,855       (33,067)         8,409
Property and equipment, net                          255,739            3,940            --        259,679
                                                   ---------     ------------   -----------   ------------
           Total Assets                            $ 380,496     $     34,191   $   (33,067)  $    381,620
                                                   =========     ============   ===========   ============

               LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities       $  34,428     $      3,681   $   (10,395)  $     27,714
    Accrued vacation payable                           3,087              256            --          3,343
    Accrued interest payable                           7,881               --            --          7,881
    Notes payable                                      5,000               --            --          5,000
                                                   ---------     ------------   -----------   ------------
           Total current liabilities                  50,396            3,937       (10,395)        43,938

Long-term debt                                       200,000               --            --        200,000
Deferred income taxes and other long-term
  liabilities                                         24,111            7,582            --         31,693
Shareholders' Equity:
    Paid-in capital                                   15,626            4,402        (4,402)        15,626
    Retained earnings                                 90,363           18,270       (18,270)        90,363
                                                   ---------     ------------   -----------   ------------
       Total shareholders' equity                    105,989           22,672       (22,672)       105,989
                                                   ---------     ------------   -----------   ------------
           Total Liabilities and
              Shareholders' Equity                 $ 380,496     $     34,191   $   (33,067)  $    381,620
                                                   =========     ============   ===========   ============

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      DECEMBER 31, 2003
                                                   -------------------------------------------------------
                                                    PARENT
                                                    COMPANY       GUARANTOR
                                                     ONLY        SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---------     ------------   ------------  ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                      $  19,821     $         51   $        --   $     19,872
    Accounts receivable - net of allowance            36,831            6,227            --         43,058
    Inventory                                         40,405               --            --         40,405
    Other current assets                               6,526               49            --          6,575
    Refundable income taxes                              225               --            --            225
                                                   ---------     ------------   -----------   ------------
       Total current assets                          103,808            6,327            --        110,135

Investment in subsidiaries and other                  18,545           22,739       (32,491)         8,793
Property and equipment, net                          254,447            4,079            --        258,526
                                                   ---------     ------------   -----------   ------------
           Total Assets                            $ 376,800     $     33,145   $   (32,491)  $    377,454
                                                   =========     ============   ===========   ============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities       $  37,867     $      3,504   $   (10,110)  $     31,261
    Accrued vacation payable                           3,144              256            --          3,400
    Accrued interest payable                           3,174               --            --          3,174
    Notes payable                                      2,000               --            --          2,000
                                                   ---------     ------------   -----------   ------------
           Total current liabilities                  46,185            3,760       (10,110)        39,835

Long-term debt                                       200,000               --            --        200,000
Deferred income taxes and other long-term
  liabilities                                         24,622            7,004            --         31,626
Shareholders' Equity
    Paid-in capital                                   15,626            4,402        (4,402)        15,626
    Retained earnings                                 90,367           17,979       (17,979)        90,367
                                                   ---------     ------------   -----------   ------------
       Total shareholders' equity                    105,993           22,381       (22,381)       105,993
                                                   ---------     ------------   -----------   ------------
           Total Liabilities and
              Shareholders' Equity                 $ 376,800     $     33,145   $   (32,491)  $    377,454
                                                   =========     ============   ===========   ============

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                              FOR THE QUARTER ENDED MARCH 31, 2004
                                                   -------------------------------------------------------
                                                    PARENT
                                                    COMPANY       GUARANTOR
                                                     ONLY        SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---------     ------------   ------------  ------------
Operating revenues                                 $  48,505     $     18,468   $        --    $    66,973
Management fees                                          942               --          (942)            --
Gain on dispositions of property and
  equipment, net                                         673               --            --            673
Other                                                     83               --            --             83
                                                   ---------     ------------   -----------   ------------
                                                      50,203           18,468          (942)        67,729
                                                   ---------     ------------   -----------   ------------

Expenses:
    Direct expenses                                   42,060           15,225            --         57,285
    Management fees                                       --              942          (942)            --
    Selling, general, and administrative               3,328            1,816            --          5,144
    Equity in net income of consolidated
      subsidiaries                                      (291)              --           291             --
    Interest expense                                   5,016               --            --          5,016
                                                   ---------     ------------   -----------   ------------
                                                      50,113           17,983          (651)        67,445
                                                   ---------     ------------   -----------   ------------

    Earnings before income taxes                          90              485          (291)           284
    Income taxes                                          87              194            --            281
                                                   ---------     ------------   -----------   ------------

    Net earnings                                   $       3     $        291   $      (291)  $          3
                                                   =========     ============   ===========   ============

                                                             FOR THE QUARTER ENDED MARCH 31, 2003
                                                   -------------------------------------------------------
                                                    PARENT
                                                    COMPANY        GUARANTOR
                                                     ONLY        SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---------     ------------   ------------  ------------
Operating revenues                                 $  51,850     $     12,757   $        --   $     64,607
Management fees                                          674               --          (674)            --
Gain on dispositions of property and
  equipment, net                                         918               --            --            918
Other                                                    133               --            --            133
                                                   ---------     ------------   -----------   ------------
                                                      53,575           12,757          (674)        65,658
                                                   ---------     ------------   -----------   ------------

Expenses:
    Direct expenses                                   46,186            8,389            --         54,575
    Management fees                                       --              674          (674)            --
    Selling, general, and administrative               4,122              780            --          4,902
    Equity in net income of consolidated
      subsidiaries                                    (1,748)              --         1,748             --
    Interest expense                                   4,963               --            --          4,963
                                                   ---------     ------------   -----------   ------------
                                                      53,523            9,843         1,074         64,440
                                                   ---------     ------------   -----------   ------------
    Earnings before income taxes                          52            2,914        (1,748)         1,218
    Income taxes                                        (679)           1,166            --            487
                                                   ---------     ------------   -----------   ------------

    Net earnings                                   $     731     $      1,748   $    (1,748)  $        731
                                                   =========     ============   ===========   ============

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                             FOR THE QUARTER ENDED MARCH 31, 2004
                                                   -------------------------------------------------------
                                                    PARENT
                                                    COMPANY       GUARANTOR
                                                     ONLY        SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---------     ------------   ------------  ------------
Net cash provided by operating activities          $   7,288     $       (14)    $       --   $     7,274

Cash flows from investing activities:
    Purchase of property and equipment               (13,006)             --             --       (13,006)
    Proceeds from asset dispositions                   5,981              --             --         5,981
                                                   ---------     -----------     ----------   -----------
    Net cash used in investing activities             (7,025)             --             --        (7,025)
                                                   ---------     -----------     ----------   -----------

Cash flows from financing activities:
    Proceeds from line of credit                       3,000              --             --         3,000
                                                   ---------     -----------     ----------   -----------
    Net cash provided by financing activities          3,000              --             --         3,000
                                                   ---------     -----------     ----------   -----------

Increase in cash and cash equivalents                  3,263             (14)            --         3,249
Cash and cash equivalents, beginning of
  period                                              19,821              51             --        19,872
                                                   ---------     -----------     ----------   -----------
Cash and cash equivalents, end of period           $  23,084     $        37     $       --   $    23,121
                                                   =========     ===========     ==========   ===========

                                                              FOR THE QUARTER ENDED MARCH 31, 2003
                                                   -------------------------------------------------------
                                                    PARENT
                                                    COMPANY       GUARANTOR
                                                     ONLY        SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---------     ------------   ------------  ------------
Net cash provided by operating activities          $  10,249     $          1    $       --   $    10,250

Cash flows from investing activities:
    Purchase of property and equipment                (7,144)              --            --        (7,144)
    Proceeds from asset dispositions                   1,460               --            --         1,460
                                                   ---------     ------------    ----------   -----------
    Net cash used in investing activities             (5,684)              --            --        (5,684)
                                                   ---------     ------------    ----------   -----------

Increase in cash and cash equivalents                  4,565                1            --         4,566
Cash and cash equivalents, beginning of
  period                                              17,652               22            --        17,674
                                                   ---------     ------------    ----------   -----------
Cash and cash equivalents, end of period           $  22,217     $         23    $       --   $    22,240
                                                   =========     ============    ==========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and MD&A contained therein.

                           FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates', "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from the views, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions reflected in forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the following: flight variances from expectations, volatility of oil and gas prices, weather effects, the substantial capital expenditures and commitments required to acquire aircraft, environmental risks, competition, government regulation, unionization, operating hazards, risks related to international operations, the ability to obtain insurance, and the ability of the Company to implement its business strategy. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                    OVERVIEW

Earnings decreased in the first quarter 2004 compared to the first quarter 2003 due to the start up costs associated with the Company's expansion of its Air Medical operations that began in the fourth quarter of 2003. This expansion is under the independent provider model whereby the Company responds to medical facilities requiring interfacility transfers, or to patients requiring air medical transport and is paid by either a commercial insurance company, federal or state agency, or the patient. The number of aircraft in the Air Medical segment at March 31, 2004 was 46 compared to 29 at March 31, 2003, an increase of 17 aircraft. The Company has commenced operations at ten new locations since October 1, 2003. In addition, 189 employees have been added to the Air Medical segment due to the expansion. The Company anticipates these additional programs being fully operational by mid-2004.

The Company will further expand its Air Medical operations throughout 2004.

The Domestic Oil and Gas segment had an increase in earnings ($0.6 million) due to a decrease in costs ($1.6 million), offset by a revenue decline ($1.0 million) due to a decrease in flight hour activity.

Technical Services revenues and earnings also declined due to a decrease in activity. Operating revenues were $2.8 million for the current quarter compared to $4.8 million for the same period prior year. Operating income was $0.3 million compared to $1.3 million, a decline of $1.0 million.

                              OPERATING STATISTICS

The following tables present certain non-financial operational statistics for the quarters ended March 31, 2004 and 2003:

                                                      QUARTER ENDED
                                                        MARCH 31,
                                                  -------------------------
                                                   2004               2003
                                                  ------             ------
FLIGHT HOURS:
     Domestic Oil and Gas                         22,731             27,530
     Air Medical                                   4,090              2,360
     International                                 3,955              4,240
                                                  ------             ------
                  Total                           30,776             34,130
                                                  ======             ======

AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas                            157                188
     Air Medical                                      46                 29
     International                                    19                 18
                                                  ------             ------
                  Total (1)                          222                235
                                                  ======             ======

(1) Includes 14 and 17 aircraft as of March 31, 2004 and 2003, respectively that are customer owned or leased by customers.

     QUARTER ENDED MARCH 31, 2004 COMPARED WITH QUARTER ENDED MARCH 31, 2003

COMBINED OPERATIONS

REVENUES - Operating revenues for the three months ended March 31, 2004, were $67.0 million compared to $64.6 million for the three months ended March 31, 2003, an increase of $2.4 million. The increase in operating revenue was due to an increase in the Air Medical segment's operating revenues ($5.2 million) due primarily to the additional Air Medical operating locations established commencing in the fourth quarter of 2003, which was offset in part by a decrease in Domestic Oil and Gas operating revenues ($1.0 million) due to a decrease in flight hour activity, and a decrease in Technical Services segment operating revenues ($2.0 million) also due to a decrease in activity.

Flight hours were 30,776 for three months ended March 31, 2004, compared to 34,130 flight hours for the three months ended March 31, 2003, a decrease of 3,354.

OTHER INCOME AND LOSSES - Gain (loss) on equipment dispositions was $0.7 million for the quarter ended March 31, 2004 compared to $0.9 million for the quarter ended March 31, 2003, an decrease of $0.2 million.

Other income was $0.1 million for both periods.

DIRECT EXPENSES - Direct operating expense was $57.3 million for the three months ended March 31, 2004, compared to $54.6 million for three months ended March 31, 2003, an increase of $2.7 million. This increase was due to the additional Air Medical segment operations as mentioned above ($5.5 million), offset in part by a decrease in direct expense in the Domestic Oil and Gas segment ($1.5 million) due to a decrease in flight hour activity, and a decrease in direct expense in the Technical Services segment ($1.0 million), also due to a decrease in activity. The increase in direct expense in the Air Medical segment is due to an increase in employee complement ($3.7 million), as operational staff were added in support of the additional Air Medical operations. Also in the Air Medical segment, aircraft depreciation expense increased ($0.7 million) due to additional aircraft, insurance expense increased due also to additional aircraft ($0.3 million), aircraft fuel expense increased ($0.1 million), and other items primarily operating base costs increased ($0.7 million). This decrease in Domestic Oil and Gas segment direct expense is due mainly to a decrease in aircraft parts usage ($2.0 million), offset by an increase in depreciation expense ($0.9 million) due to capital expenditure items being placed in service.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses were $5.1 million for the three months ended March 31, 2004, compared to $4.9 million for the three months ended March 31, 2003. Management and supervisory staff were added in the Air Medical segment ($0.3 million) due to additional operations as mentioned above. In addition, there were increases in other expense, net, ($0.6 million) due primarily to increases in supplies, rent, and other expenses related to the additional Air Medical bases. These amounts were offset in part by decreases in selling, general and administrative expense in Domestic Oil and Gas and unallocated corporate expenses ($0.7 million).

INTEREST EXPENSE - Interest expense was $5.0 million for both periods in 2004 and 2003.

INCOME TAXES - Income tax expense for the three months ended March 31, 2004, was $0.3 million. Included in the tax provision for the quarter is $0.2 million related to foreign taxes paid for which the Company cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from depreciation deductions as a result of the aircraft purchased in 2002 and 2003. The tax provision in the prior year quarter was $0.5 million and the effective tax rate was 40%.

EARNINGS - The Company's net income for the three months ended March 31, 2004, was less than $0.1 million compared to net income of $0.7 million for the three months ended March 31, 2003. The effect of the additional Air Medical segment operations which were added in the fourth quarter of 2003 was a loss of $0.8 million on earnings before tax. Additionally, there was a net decrease in flight hour activity in the quarter of 3,354 flight hours as compared to the prior year quarter.

SEGMENT DISCUSSION

Domestic Oil and Gas - Domestic Oil and Gas segment revenues were $42.2 million for the three months ended March 31, 2004, compared to $43.2 million for the three months ended March 31, 2003, a decrease of $1.0 million. There was a decrease in flight hour activity as flight hours were 22,731 compared to 27,530 in the same period in the prior year, a decrease of 4,799 flight hours.

The number of aircraft in the segment at March 31, 2004 was 157 compared to 188 aircraft at March 31, 2003, a decrease of 31 aircraft. Of this decrease, 12 aircraft were transferred to the Air Medical segment.

Direct expenses in the Domestic Oil and Gas segment were $36.7 million for the three months ended March 31, 2004, compared to $38.1 million for the three months ended March 31, 2003, a decrease of $1.5 million. This decrease was represented by a decrease in aircraft parts usage ($2.0 million), offset by an increase in depreciation expense ($0.9 million) due to capital expenditure items being placed in service. Other items, net, also decreased ($0.4 million).

Selling, general and administrative expense charged to the Domestic Oil and Gas segment was less than

($0.1 million) for the three months ended March 31, 2004, compared to $0.2 million for the three months ended March 31, 2003.

The Domestic Oil and Gas segment's operating income increased ($0.6 million) due primarily to the decrease in direct expense.

Air Medical - Air Medical segment revenues were $16.0 million for the three months ended March 31, 2004, compared to $10.8 million for the three months ended March 31, 2003, an increase of $5.2 million. The increase in Air Medical revenues is due primarily to the additional Air Medical operating locations established commencing in the fourth quarter of 2003.

The number of aircraft in the segment was 46 at March 31, 2004, compared to 29 at March 31, 2003.

Direct expenses in the Air Medical segment was $12.8 million for the three months ended March 31, 2004 compared to $7.3 million for the three months ended March 31, 2003, an increase of $5.5 million. The increase in direct expense was due to the additional Air Medical operating locations mentioned above. This increase in direct expense is represented by an increase in employee complement ($3.7 million), as operational staff were added in support of the additional Air Medical operational locations. Also, aircraft depreciation expense increased ($0.7 million) due to additional aircraft, insurance expense increased due also to additional aircraft ($0.3 million), aircraft fuel expense increased ($0.1 million), and other items, primarily operating base costs, increased ($0.7 million).

The Air Medical segment's operating income was $1.5 million for the three months ended March 31, 2004 compared to $2.6 million for the three months ended March 31, 2003. The decrease was due to the costs associated with the start up of the additional Air Medical operations opened in the fourth quarter of 2003.

As previously discussed, the Company is expanding in the Air Medical segment under the independent provider model, and has commenced operations at ten additional locations since October 1, 2003. Also, 189 additional employees have been added to the Air Medical segment. The Company anticipates these additional programs being fully operational by mid-2004.

The Company will further expand its Air Medical operations throughout 2004.

International - International segment revenues were $6.0 million for the three months ended March 31, 2004, compared to $5.8 million for the three months ended March 31, 2003, an increase of $0.2 million. The increase in operating revenue was due to an increase in rates in the current period.

Direct expenses in the International segment was $5.3 million for the three months ended March 31, 2004 compared to $5.6 million for the three months ended March 31, 2003. The decrease in direct expenses was due to a decrease in outside repairs to aircraft components.

Selling, general and administrative expense was less than $0.1 million for the three months ended March 31, 2004, compared to $0.1 million for the three months ended March 31, 2003.

The International segment had operating income of $0.6 million for the three months ended March 31, 2004, compared to operating income of $0.1 million for the three months ended March 31, 2003. The increase in operating income was due to the increase in revenue related to the increase in rates, and also due to a decrease in direct expense.

Technical Services - Technical Services segment revenues were $2.8 million for the three months ended March 31, 2004 compared to $4.8 million for the three months ended March 31, 2003, a decrease of $2.0 million. This decrease was due to a decrease in activity.

Direct expenses in the Technical Services segment was $2.5 million for the three months ended March 31, 2004 compared to $3.5 million for the three months ended March 31, 2003, a decrease of $1.0 million. This decrease was also due to a decrease in activity.

Selling, general and administrative expense was less than $0.1 million for both periods.

The Technical Services segment had operating income of $0.3 million for the three months ended March 31, 2004, compared to $1.3 million for the three months ended March 31, 2003. The decrease in operating income is due primarily to a decrease in activity resulting from a decrease in military spending, which is the primary customer for the segment's services.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at March 31, 2004 was $23.1 million, compared to $19.9 million at December 31, 2003. Working capital was $69.6 million at March 31, 2004, as compared to $70.3 million at December 31, 2003, a decrease of $0.7 million.

Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2004, compared to $10.3 million for the three months ended March 31, 2003. As discussed below, capital expenditures were $13.0 million and gross proceeds of aircraft sales of $6.0 million for the three months ended March 31, 2004, compared to capital expenditures of $7.1 million and gross proceeds of aircraft sales of $1.5 million for the three months ended March 31, 2003.

On April 23, 2002, the Company issued Notes of $200 million that carry an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year that commenced on November 1, 2002, and maturing in May 2009. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of March 31, 2004, the Company was in compliance with these covenants.

The Company maintains a revolving credit facility with a commercial bank for $50 million which expires July 2004. As of March 31, 2004, the Company had borrowings of $3.0 million at an interest rate of 4.5% and $1.4 million letters of credit outstanding under the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2004, the Company was in compliance with these covenants. It is the Company's intention to renew the revolving credit facility upon expiration in July 2004.

Capital expenditures totaled $13.0 million for the three months ended March 31, 2004 as compared to $7.1 million for the three months ended March 31, 2003. Capital expenditures for 2004 include $7.3 million related to the Air Medical expansion. Capital expenditures primarily include amounts for the upgrade of capability and renewals of certain aircraft, and the purchase of aircraft.

The Company believes that cash flow from operations will be sufficient to fund required working capital needs, interest payments on the Notes and capital expenditures for the next twelve months.

On May 1, 2004 the Company paid interest amounts due on the Notes of $9.4 million. Annual required interest payments are approximately $19.0 million.

In addition to the above obligations, the Company intends to execute an operating lease agreement for a term of ten years upon delivery of four medium transport category aircraft in 2004, at a cost of $1.4 million per year per aircraft.

                              ENVIRONMENTAL MATTERS

The Company has an aggregate estimated liability of $0.6 million as of March 31, 2004 for environmental remediation costs that are probable and estimable.

In addition, the Company has conducted environmental surveys of the Lafayette facility, which it vacated in 2001, and has determined that contamination exists at that facility. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and determine the resulting cost of remediation. However, the Company has not recorded any estimated liability for remediation of contamination and, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company's consolidated financial position, results of operations or liquidity.

                          NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements applicable to the Company, see
Note 6 to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 23, 2002, the Company issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and maturing in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and the Company's credit worthiness. At March 31, 2004, the market value of the Notes were approximately $219.8 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions is for the most part covered by insurance, and the uninsured claims will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     3.1(i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 31 (i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

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

     10.2         Form of 9 3/8 Senior Note (incorporated by reference to
                  Exhibit 4.1 to PHI's Registration Statement of Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

     10.3 Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc. Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q for the quarterly period ended June 30, 2002).

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Lance F. Bospflug, Chief Executive Officer.

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)      Reports on Form 8-K

         On March 16, 2004, the Company filed a Form 8-K, reporting in Item 5 the Company's earnings for Year End December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Petroleum Helicopters, Inc.

May 7, 2004                             By: /s/ Lance F. Bospflug
                                            ------------------------------------
                                        Lance F. Bospflug
                                        President and Chief Executive Officer

May 7, 2004                             By: /s/ Michael J. McCann
                                            ------------------------------------
                                        Michael J. McCann
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

3.1(i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI's Report on Form 10-Q for the quarterly period ended October 31, 1994).

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

10.2 Form of 9 3/8 Senior Note (incorporated by reference to Exhibit 4.1 to PHI's Registration Statement of Form S-4, filed on April 30, 2002, File Nos. 333/87288 through 333/87288-08).

10.3 Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc. Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI's Report on Form 10-Q for the quarterly period ended June 30, 2002).

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