Form 10-Q
period 2004-06-30
PETROLEUM HELICOPTERS INC
filed 2004-08-09
CIK 350403

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the quarterly period ended: June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at July 30, 2004
------------------------                    ----------------------------
  Voting Common Stock                             2,852,616 shares
Non-Voting Common Stock                           2,531,392 shares

================================================================================

                           PETROLEUM HELICOPTERS, INC.

                                INDEX - FORM 10-Q

                                  Part I - Financial Information

Item 1.   Financial Statements - Unaudited
              Consolidated Balance Sheets - June 30, 2004 and
                December 31, 2003................................................              3
              Consolidated Statements of Operations - Quarter and Six Months
                Ended June 30, 2004 and 2003......................................             4
              Consolidated Statements of Cash Flows - Six Months Ended
                June 30, 2004 and 2003............................................             5
              Notes to Consolidated Financial Statements..........................             6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................            16

Item 3.   Quantitative and Qualitative Disclosures about
              Market Risk.........................................................            24

Item 4.   Controls and Procedures..................................................           24

                            Part II - Other Information

Item 1.   Legal Proceedings.......................................................            24

Item 6.   Exhibits and Reports on Form 8-K........................................            25

          Signatures..............................................................            26

                                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                            (UNAUDITED)

                                                                          JUNE 30,             DECEMBER 31,
                                                                            2004                  2003
                                                                      ---------------          ------------
                            ASSETS
Current Assets:
    Cash and cash equivalents                                         $        18,500          $     19,872
    Accounts receivable - net of allowance
       Trade                                                                   46,977                41,743
       Other                                                                      843                 1,315
    Inventory                                                                  39,136                40,405
    Other current assets                                                        7,060                 6,575
    Refundable income taxes                                                       701                   225
                                                                      ---------------          ------------
                  Total current assets                                        113,217               110,135

Property and equipment, net                                                   259,254               258,526
Other                                                                           9,043                 8,793
                                                                      ---------------          ------------
                  Total Assets                                        $       381,514          $    377,454
                                                                      ===============          ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                  $        17,486          $     18,837
    Accrued liabilities                                                        11,642                12,424
    Accrued vacation payable                                                    3,370                 3,400
    Accrued interest payable                                                    3,178                 3,174
    Notes payable                                                               6,500                 2,000
                                                                      ---------------          ------------
                  Total current liabilities                                    42,176                39,835
                                                                      ---------------          ------------
Long-term debt                                                                200,000               200,000
Deferred income taxes                                                          26,365                25,597
Other long-term liabilities                                                     5,855                 6,029
Commitments and contingencies (Note 3)

Shareholders' Equity:
    Voting common stock - par value of $0.10;
       authorized shares of 12,500,000                                            285                   285
    Non-voting common stock - par value of $0.10;
       authorized shares of 12,500,000                                            253                   253
    Additional paid-in capital                                                 15,098                15,088
    Retained earnings                                                          91,482                90,367
                                                                      ---------------          ------------
                Total shareholders' equity                                    107,118               105,993
                                                                      ---------------          ------------
                  Total Liabilities and Shareholders' Equity          $       381,514          $    377,454
                                                                      ===============          ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    QUARTER ENDED                    SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                             -----------------------------     ------------------------------
                                                 2004             2003             2004              2003
                                             ------------     ------------     ------------      ------------
Operating revenues                           $     70,186     $     66,339     $    137,159      $    130,946
Gain on disposition of property
    and equipment, net                                507              520            1,180             1,438
Other                                                  62              235              145               368
                                             ------------     ------------     ------------      ------------
                                                   70,755           67,094          138,484           132,752
                                             ------------     ------------     ------------      ------------

Expenses:
    Direct expenses                                58,048           56,230          115,333           110,805
    Selling, general and
        administrative expenses                     5,610            4,836           10,754             9,738
    Interest expense                                5,010            5,025           10,026             9,988
                                             ------------     ------------     ------------      ------------
                                                   68,668           66,091          136,113           130,531
                                             ------------     ------------     ------------      ------------

Earnings before income taxes                        2,087            1,003            2,371             2,221
Income taxes                                          974              401            1,255               888
                                             ------------     ------------     ------------      ------------
Net earnings                                 $      1,113     $        602     $      1,116      $      1,333
                                             ============     ============     ============      ============

Weighted average shares outstanding:
    Basic                                           5,383            5,383            5,383             5,383
    Diluted                                         5,486            5,486            5,486             5,476

Net earnings per share
    Basic                                    $       0.21     $       0.11     $       0.21      $       0.25
    Diluted                                  $       0.20     $       0.11     $       0.20      $       0.24

    The accompanying notes are an integral part of these unaudited condensed consolidated financials statements.

                  PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ---------------------------
                                                                             2004          2003
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                         $     1,116    $     1,333
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                          13,699         12,593
        Deferred income taxes                                                    768            430
        Gain on disposition of property & equipment, net                      (1,180)        (1,438)
        Other                                                                    668            622
    Changes in operating assets and liabilities                               (7,646)        (3,686)
                                                                         -----------    -----------
Net cash provided by operating activities                                      7,425          9,854
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                       (20,628)       (14,617)
    Proceeds from asset dispositions                                           7,331          3,280
                                                                         -----------    -----------
Net cash used in investing activities                                        (13,297)       (11,337)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net                                          4,500             --
    Proceeds from exercise of stock options                                       --             50
                                                                         -----------    -----------
Net cash provided by financing activities                                      4,500             50
                                                                         -----------    -----------
Decrease in cash and cash equivalents                                         (1,372)        (1,433)
Cash and cash equivalents, beginning of period                                19,872         17,674
                                                                         -----------    -----------
Cash and cash equivalents, end of period                                 $    18,500    $    16,241
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES CASH FLOW INFORMATION
    Interest paid                                                        $     9,503    $     9,574
                                                                         ===========    ===========
    Taxes paid, net                                                      $       310    $       969
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

2. SEGMENT INFORMATION

The Company has identified four principal segments: Domestic Oil and Gas, Air Medical, International and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The Company, both directly and through its subsidiary, Air Evac Services, Inc. ("Air Evac"), provides air medical transportation services for hospitals and medical programs under the independent provider model in 11 states. The International segment, which primarily consists of operations off the West Coast of Africa, provides helicopter services in various foreign countries to oil and gas customers. The Technical Services segment provides helicopter repair and overhaul services, primarily to certain military aircraft, flight operations customers, and original equipment manufacturers.

Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company's reportable operating segments for the quarter and six months ended June 30, 2004 and 2003 is as follows (in thousands):

                                                                     QUARTER ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                -----------------------    ----------------------
                                                                   2004          2003        2004         2003
                                                                ---------     ---------    ---------    ---------
                                                                (Thousands of dollars)     (Thousands of dollars)
Segment operating revenues
    Domestic Oil and Gas                                        $  43,402     $  45,566    $  85,579    $  88,774
    Air Medical                                                    18,462        12,235       34,478       23,041
    International                                                   5,211         4,257       11,170       10,009
    Technical Services                                              3,111         4,281        5,932        9,122
                                                                ---------     ---------    ---------    ---------
        Total operating revenues                                   70,186        66,339      137,159      130,946
                                                                ---------     ---------    ---------    ---------

Segment direct expense
    Domestic Oil and Gas                                           35,971        40,265       72,645       78,412
    Air Medical                                                    14,909         7,740       27,668       15,012
    International                                                   4,422         4,973        9,753       10,589
    Technical Services                                              2,746         3,252        5,267        6,792
                                                                ---------     ---------    ---------    ---------
        Total direct expense                                       58,048        56,230      115,333      110,805

Segment selling, general and administrative expense
    Domestic Oil and Gas                                              759         1,485        1,266        1,667
    Air Medical                                                     1,913           854        3,713        1,790
    International                                                      21            36           24          102
    Technical Services                                                  4             3            8            5
                                                                ---------     ---------    ---------    ---------
        Total selling, general and administrative expense           2,697         2,378        5,011        3,564
                                                                ---------     ---------    ---------    ---------
Total direct and selling, general and administrative expense       60,745        58,608      120,344      114,369
                                                                ---------     ---------    ---------    ---------

Net segment profit
    Domestic Oil and Gas                                            6,672         3,816       11,668        8,695
    Air Medical                                                     1,640         3,641        3,097        6,239
    International                                                     768          (752)       1,393         (682)
    Technical Services                                                361         1,026          657        2,325
                                                                ---------     ---------    ---------    ---------
        Total                                                       9,441         7,731       16,815       16,577

Other, net (1)                                                        569           755        1,325        1,806
Unallocated selling, general and administrative costs              (2,913)       (2,458)      (5,743)      (6,174)
Interest expense                                                   (5,010)       (5,025)     (10,026)      (9,988)
                                                                ---------     ---------    ---------    ---------
Earnings before income taxes                                    $   2,087     $   1,003    $   2,371    $   2,221
                                                                =========     =========    =========    =========

(1) Including gains on disposition of property and equipment, and other income.

3. COMMITMENTS AND CONTINGENCIES

Environmental Matters - The Company has an aggregate estimated liability of $0.6 million as of June 30, 2004 for environmental remediation costs that are probable and estimable.

In addition, the Company has conducted environmental surveys of the Lafayette facility that it vacated in 2001, and has determined that contamination exists at that facility. Appropriate notices of the contamination have been provided to state regulatory authorities. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and estimate the resulting cost of remediation. The Company has not recorded any estimated liability for remediation of contamination but, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs will not be material to the Company's consolidated financial position and results of operations.

Legal Matters - The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the Company's ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position and results of operations.

Long-term Debt - On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Notes due 2009 in a private offering that was exempt form registration under Rule 144A under the Securities Act of 1933 (the "Securities Act"). All of the notes were subsequently exchanged for the Company's 9 3/8% Series B Senior Notes due 2009 (the "Series B Senior Notes"), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restricted covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of June 30, 2004, the Company was in compliance with these covenants.

Also, on April 23, 2002, the Company executed a new credit agreement with a commercial bank for a $50 million revolving credit facility to be available through July 31, 2004. An amendment to this credit agreement was executed June 18, 2004. The amendment reduces the revolving credit facility from $50 million to $35 million, and extends the expiration date to July 31, 2006. As of June 30, 2004, the Company had $4.5 million in borrowings at an interest rate of 4.5% and a $1.4 million letter of credit outstanding under the revolving credit facility. The credit agreement permits borrowings based on both the prime rate and the London Interbank offer rate ("LIBOR") plus a spread. The spread for LIBOR borrowings ranges from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2006. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued.

The Company is subject to financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders' equity and contain other limitations including a restriction on purchases of the Company's stock. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of June 30, 2004, the Company was in compliance with the covenants.

Also included in notes payable is $2.0 million related to the interim financing of a progress payment for the acquisition of the two aircraft described below.

Operating Leases - The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft and some leases contain renewal and purchase options. At June 30, 2004, the Company had approximately $19.6 million in aggregate commitments under operating leases of which approximately $2.2 million is payable during the next twelve months. Less than $0.1 million is for aircraft, and the lease commitment is primarily related to the Company's facility in Lafayette, which is under a 20 year lease term.

During the year ended December 31, 2003, the Company entered into a purchase agreement for two aircraft at a combined cost of $32.4 million to be delivered in the second half of 2004. The Company has made a $2.0 million progress payment under an interim finance agreement with a commercial lender and intends to finance the remainder of the acquisition through an operating lease transaction with the same lender.

During the first quarter of 2004, the Company also exercised its option to purchase two additional aircraft from the same manufacturer, and executed a purchase agreement with the same terms and pricing as the first two aircraft described above. The Company also intends to execute an operating lease with a commercial lender for these aircraft upon delivery.

Purchase Commitments - At June 30, 2004 and December 31, 2003, the Company had commitments of $6.4 million and $4.5 million, respectively, for the upgrade and purchase of aircraft, and the purchase of other equipment.

4. VALUATION OF ACCOUNTS

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.1 million at June 30, 2004 and December 31, 2003.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $6.0 million and $5.5 million at June 30, 2004 and December 31, 2003, respectively.

5. EMPLOYEE INCENTIVE COMPENSATION

In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. Pursuant to the incentive plan for non-executives, the Company did not record compensation expense for the quarter and six months ended June 30, 2004 and recorded $0.1 million and $0.2 million of compensation expense for the quarter and six months ended June 30, 2003.

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

7. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Notes in a private offering. Shortly thereafter, the Series A Notes were exchanged for Series B Senior Notes, which are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company's existing 100% owned operating subsidiaries ("Guarantor Subsidiaries").

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

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                               JUNE 30, 2004
                                                 --------------------------------------------------------------------
                                                    PARENT
                                                   COMPANY            GUARANTOR
                                                     ONLY            SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                                 -----------         -----------         ------------    ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                    $    18,454         $        46         $        --     $    18,500
    Accounts receivable - net of allowance            40,504               7,316                  --          47,820
    Inventory                                         39,136                  --                  --          39,136
    Other current assets                               6,165                 895                  --           7,060
    Refundable income taxes                              701                  --                  --             701
                                                 -----------         -----------         -----------     -----------
       Total current assets                          104,960               8,257                  --         113,217

Investment in subsidiaries and other                  19,983              24,391             (35,331)          9,043
Property and equipment, net                          253,641               5,613                  --         259,254
                                                 -----------         -----------         -----------     -----------
           Total Assets                          $   378,584         $    38,261         $   (35,331)    $   381,514
                                                 ===========         ===========         ===========     ===========
                LIABILITIES AND
             SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities     $    37,741         $     5,863         $   (11,298)    $    32,306
    Accrued vacation payable                           3,114                 256                  --           3,370
    Notes payable                                      6,500                  --                  --           6,500
                                                 -----------         -----------         -----------     -----------
           Total current liabilities                  47,355               6,119             (11,298)         42,176

Long-term debt                                       200,000                  --                  --         200,000
Deferred income taxes and other long-term
  liabilities                                         24,111               8,109                  --          32,220
Shareholders' Equity:
    Paid-in capital                                   15,636               4,402              (4,402)         15,636
    Retained earnings                                 91,482              19,631             (19,631)         91,482
                                                 -----------         -----------         -----------     -----------
       Total shareholders' equity                    107,118              24,033             (24,033)        107,118
                                                 -----------         -----------         -----------     -----------
           Total Liabilities and
              Shareholders' Equity               $   378,584              38,261             (35,331)        381,514
                                                 ===========         ===========         ===========     ===========

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                        DECEMBER 31, 2003
                                                 -----------------------------------------------------------
                                                    PARENT
                                                   COMPANY       GUARANTOR
                                                     ONLY        SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                 -----------     ------------   ------------    ------------
                    ASSETS
Current Assets:
    Cash and cash equivalents                    $    19,821     $        51    $        --     $     19,872
    Accounts receivable - net of allowance            36,831           6,227             --           43,058
    Inventory                                         40,405              --             --           40,405
    Other current assets                               6,526              49             --            6,575
    Refundable income taxes                              225              --             --              225
                                                 -----------     -----------    -----------     ------------
       Total current assets                          103,808           6,327             --          110,135

Investment in subsidiaries and other                  18,545          22,739        (32,491)           8,793
Property and equipment, net                          254,447           4,079             --          258,526
                                                 -----------     -----------    -----------     ------------
           Total Assets                          $   376,800     $    33,145    $   (32,491)    $    377,454
                                                 ===========     ===========    ===========     ============

                LIABILITIES AND
             SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities     $    41,041     $     3,504    $   (10,110)    $     34,435
    Accrued vacation payable                           3,144             256             --            3,400
    Notes payable                                      2,000              --             --            2,000
                                                 -----------     -----------    -----------     ------------
           Total current liabilities                  46,185           3,760        (10,110)          39,835

Long-term debt                                       200,000              --             --          200,000
Deferred income taxes and other long-term
  liabilities                                         24,622           7,004             --           31,626
Shareholders' Equity
    Paid-in capital                                   15,626           4,402         (4,402)          15,626
    Retained earnings                                 90,367          17,979        (17,979)          90,367
                                                 -----------     -----------    -----------     ------------
       Total shareholders' equity                    105,993          22,381        (22,381)         105,993
                                                 -----------     -----------    -----------     ------------
           Total Liabilities and
              Shareholders' Equity               $   376,800     $    33,145    $   (32,491)    $    377,454
                                                 ===========     ===========    ===========     ============

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                                FOR THE QUARTER ENDED JUNE 30, 2004
                                                 -----------------------------------------------------------
                                                   PARENT
                                                   COMPANY       GUARANTOR
                                                     ONLY       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 -----------    ------------    ------------    ------------
Operating revenues                               $    46,908    $    23,278     $        --     $     70,186
Management fees                                          939             --            (939)              --
Equity in net income of consolidated
  subsidiaries                                         1,361             --          (1,361)              --
Gain on dispositions of property and
  equipment, net                                         507             --              --              507
Other                                                     62             --              --               62
                                                 -----------    -----------     -----------     ------------
                                                      49,777         23,278          (2,300)          70,755
                                                 -----------    -----------     -----------     ------------

Expenses:
    Direct expenses                                   39,898         18,150              --           58,048
    Management fees                                       --            939            (939)              --
    Selling, general, and administrative               3,690          1,920              --            5,610
    Interest expense                                   5,010             --              --            5,010
                                                 -----------    -----------     -----------     ------------
                                                      48,598         21,009            (939)          68,668
                                                 -----------    -----------     -----------     ------------

    Earnings before income taxes                       1,179          2,269          (1,361)           2,087
    Income taxes                                          66            908              --              974
                                                 -----------    -----------     -----------     ------------

    Net earnings                                 $     1,113    $     1,361     $    (1,361)    $      1,113
                                                 ===========    ===========     ===========     ============

                                                             FOR THE QUARTER ENDED JUNE 30, 2003
                                                 -----------------------------------------------------------
                                                    PARENT
                                                   COMPANY       GUARANTOR
                                                     ONLY       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 -----------    -----------     ------------    ------------
Operating revenues                               $    52,558    $    13,781     $        --     $     66,339
Management fees                                          981             --            (981)              --
Equity in net income of consolidated
  subsidiaries                                         2,132             --          (2,132)              --
Gain on dispositions of property and
  equipment, net                                         520             --              --              520
Other                                                    235             --              --              235
                                                 -----------    -----------     -----------     ------------
                                                      56,426         13,781          (3,113)          67,094
                                                 -----------    -----------     -----------     ------------

Expenses:
    Direct expenses                                   47,769          8,461              --           56,230
    Management fees                                       --            981            (981)              --
    Selling, general, and administrative               4,050            786              --            4,836
    Interest expense                                   5,025             --              --            5,025
                                                 -----------    -----------     -----------     ------------
                                                      56,844         10,228            (981)          66,091
                                                 -----------    -----------     -----------     ------------

    Earnings before income taxes                        (418)         3,553          (2,132)           1,003
    Income taxes                                      (1,020)         1,421              --              401
                                                 -----------    -----------     -----------     ------------

    Net earnings                                 $       602    $     2,132     $    (2,132)    $        602
                                                 ===========    ===========     ===========     ============

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             (THOUSANDS OF DOLLARS)

                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                            ------------------------------------------------------------
                                               PARENT
                                               COMPANY       GUARANTOR
                                                ONLY        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------------    ------------    ------------    ------------
Operating revenues                          $     95,413    $     41,746    $         --    $    137,159
Management fees                                    1,881              --          (1,881)             --
Gain on dispositions of property and
  equipment, net                                   1,180              --              --           1,180
Other                                                145              --              --             145
                                            ------------    ------------    ------------    ------------
                                                 100,270          41,746          (3,532)        138,484
                                            ------------    ------------    ------------    ------------

Expenses:
    Direct expenses                               81,957          33,376              --         115,333
    Management fees                                   --           1,881          (1,881)             --
    Selling, general, and administrative           7,018           3,736              --          10,754
    Equity in net income of consolidated
      subsidiaries                                 1,651              --          (1,651)             --
    Interest expense                              10,026              --              --          10,026
                                            ------------    ------------    ------------    ------------
                                                  99,001          38,993          (1,881)        136,113
                                            ------------    ------------    ------------    ------------

    Earnings before income taxes                   1,269           2,753          (1,651)          2,371
    Income taxes                                     153           1,102              --           1,255
                                            ------------    ------------    ------------    ------------

    Net earnings                            $      1,116    $      1,651    $     (1,651)   $      1,116
                                            ============    ============    ============    ============

                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                            ------------------------------------------------------------
                                               PARENT
                                               COMPANY       GUARANTOR
                                                ONLY        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------------    ------------    ------------    ------------
Operating revenues                          $    104,408    $     26,538    $         --    $    130,946
Management fees                                    1,655              --          (1,655)             --
Equity in net income of consolidated
  subsidiaries                                     3,880              --          (3,880)             --
Gain on dispositions of property and
  equipment                                        1,438              --              --           1,438
Other                                                368              --              --             368
                                            ------------    ------------    ------------    ------------
                                                 111,749          26,538          (5,535)        132,752
                                            ------------    ------------    ------------    ------------

Expenses:
    Direct expenses                               93,955          16,850              --         110,805
    Management fees                                   --           1,655          (1,655)             --
    Selling, general, and administrative           8,172           1,566              --           9,738
    Interest expense                               9,988              --              --           9,988
                                            ------------    ------------    ------------    ------------
                                                 112,115          20,071          (1,655)        130,531
                                            ------------    ------------    ------------    ------------

    Earnings before income taxes                    (366)          6,467          (3,880)          2,221
    Income taxes                                  (1,699)          2,587              --             888
                                            ------------    ------------    ------------    ------------

    Net earnings                            $      1,333    $      3,880    $     (3,880)   $      1,333
                                            ============    ============    ============    ============

                   PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                 ------------------------------------------------------------
                                                    PARENT
                                                   COMPANY        GUARANTOR
                                                     ONLY        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    ------------    ------------
Net cash provided by (used in) operating
  activities                                     $      7,430    $         (5)   $         --    $      7,425

Cash flows from investing activities:
    Purchase of property and equipment                (20,628)             --              --         (20,628)
    Proceeds from asset dispositions                    7,331              --              --           7,331
                                                 ------------    ------------    ------------    ------------
    Net cash used in investing activities             (13,297)             --              --         (13,297)
                                                 ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from line of credit, net                   4,500              --              --           4,500
                                                 ------------    ------------    ------------    ------------
    Net cash provided by financing activities           4,500              --              --           4,500
                                                 ------------    ------------    ------------    ------------

Decrease in cash and cash equivalents                  (1,367)             (5)             --          (1,372)
Cash and cash equivalents, beginning of
  period                                               19,821              51              --          19,872
                                                 ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period         $     18,454    $         46    $         --    $     18,500
                                                 ============    ============    ============    ============

                                                                FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                 ------------------------------------------------------------
                                                    PARENT
                                                    COMPANY       GUARANTOR
                                                     ONLY        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    ------------    ------------
Net cash provided by (used in) operating
  activities                                     $      9,864    $        (10)   $         --    $      9,854

Cash flows from investing activities:
    Purchase of property and equipment                (14,617)             --              --         (14,617)
    Proceeds from asset dispositions                    3,280              --              --           3,280
                                                 ------------    ------------    ------------    ------------
    Net cash used in investing activities             (11,337)             --              --         (11,337)
                                                 ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                50              --              --              50
                                                 ------------    ------------    ------------    ------------
    Net cash provided by financing activities              50              --              --              50
                                                 ------------    ------------    ------------    ------------

Decrease in cash and cash equivalents                  (1,423)            (10)             --          (1,433)
Cash and cash equivalents, beginning of
  period                                               17,652              22              --          17,674
                                                 ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period         $     16,229    $         12    $         --    $     16,241
                                                 ============    ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the MD&A and other information contained therein.

                           FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company with the Securities and Exchange Commission, and other written and oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company's actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company's results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, adverse weather effects, the availability and cost of capital required to acquire aircraft, environmental risks, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, and the ability of the Company to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                    OVERVIEW

Earnings before tax for the quarter ended June 30, 2004, were $2.1 million compared to $1.0 million for the quarter ended June 30, 2003. During the quarter the Company terminated an agreement with an aircraft manufacturer under which the manufacturer provided replacement parts as required for a certain model aircraft, and the Company paid the manufacturer based on flight hours for that model aircraft. The Company reported a gain of $2.2 million on the termination, representing the termination payment received from the manufacturer.

As discussed in the Company's March 31, 2004 Form 10-Q and December 31, 2003 Form 10-K, the expansion of the Air Medical segment continued in this current quarter. The effect on the quarter's results of the 16 Air Medical locations opened since October 1, 2003 was an increase in operating revenues of $6.6 million and a loss before tax of $0.4 million. In addition, management and supervisory staff were added to the segment to accommodate increased operations. The Company expects these increased locations to be profitable in the third quarter. Additionally, the Company intends to continue expanding operations in the Air Medical segment.

Segment profit in the Domestic Oil and Gas segment increased for the quarter $2.9 million due primarily to decreases in costs. Operating revenues in the segment decreased $2.2 million while direct expense decreased $4.3 million and selling, general and administrative expense decreased $0.7 million.

Segment profit in the Air Medical segment decreased $2.0 million compared to the prior year quarter. Operating revenues increased $6.2 million while direct expense increased $7.2 million and selling, general and administrative expense increased $1.1 million. The increased operating locations and additional management and supervisory staff associated with the expansion account for this change.

Earnings before tax for the six months ended June 30, 2004 were $2.4 million compared to $2.2 million for the six months ended June 30, 2003. Termination of an agreement with a manufacturer of aircraft parts generated a gain of $2.2 million for the six months, as discussed above. The increased Air Medical operations had a loss before tax of $1.3 million and operating revenue of $10.4 million for the six months. Additionally, there were additional management and supervisory staff added to the Air Medical segment.

                              OPERATING STATISTICS

The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2004 and 2003:

                                                QUARTER ENDED                        SIX MONTHS ENDED
                                                  JUNE 30,                               JUNE 30,
                                      ----------------------------------     ----------------------------------
                                          2004                2003               2004                2003
                                      --------------      --------------     --------------      --------------
FLIGHT HOURS:
     Domestic Oil and Gas                  25,854              30,131             48,585              57,661
     Air Medical                            4,942               2,806              9,032               5,166
     International                          3,608               2,963              7,562               7,203
                                      -----------         -----------        -----------         -----------
                  Total                    34,404              35,900             65,179              70,030
                                      ===========         ===========        ===========         ===========

                                                           JUNE 30,
                                               ----------------------------------
                                                   2004                2003
                                               --------------      --------------
AIRCRAFT OPERATED AT PERIOD END:
     Domestic Oil and Gas                              154                 180
     Air Medical                                        47                  29
     International                                      20                  17
                                               -----------         -----------
                  Total (1)                            221                 226
                                               ===========         ===========

(1) Includes 13 and 16 aircraft as of June 30, 2004 and 2003, respectively that are customer owned or leased.

      QUARTER ENDED JUNE 30, 2004 COMPARED WITH QUARTER ENDED JUNE 30, 2003

COMBINED OPERATIONS

REVENUES - Operating revenues for the three months ended June 30, 2004, were $70.2 million compared to $66.3 million for the three months ended June 30, 2003, an increase of $3.8 million. The increase in operating revenue was due to an increase in the Air Medical segment operating revenues ($6.2 million) due to the additional Air Medical operations. This increase was offset in part by a decrease in Domestic Oil and Gas operating revenues ($2.2 million) due to a decrease in flight hour activity and a decrease in Technical Services segment operating revenues ($1.2 million) also due to a decrease in activity.

Flight hours were 34,404 for three months ended June 30, 2004, compared to 35,900 flight hours for the three months ended June 30, 2003.

OTHER INCOME AND LOSSES - Gain (loss) on equipment dispositions was $0.5 million for the quarter ended June 30, 2004 and the quarter ended June 30, 2003.

Other income was $0.1 million for the quarter ended June 30, 2004 compared to $0.2 million for the quarter ended June 30, 2003. Other income in both periods consisted primarily of interest income.

DIRECT EXPENSES - Direct operating expense was $58.0 million for the three months ended June 30, 2004, compared to $56.2 million for three months ended June 30, 2003, an increase of $1.8 million. This increase was due to the additional Air Medical segment operations mentioned above ($7.2 million) and was comprised of an increase in employee costs ($4.8 million) due to increased staff related to additional operations, increased depreciation expense due to increased aircraft ($0.7 million), and increased costs associated with an increase in the number of operating bases ($1.2 million) which includes rent expense, utilities, and supplies, and other items increased, ($0.5 million).

This increase was offset in part by a decrease in direct expense in the Domestic Oil and Gas segment ($4.3 million) due to a decrease in flight hours, which resulted in a decrease in aircraft parts usage ($1.1 million), the termination of the manufacturer agreement discussed above ($2.2 million), and a reduction in employee costs due to a decrease in the number of employees working in the segment ($2.4 million). These amounts were offset in part by an increase in operating supplies ($0.6 million), a sales tax refund related to prior periods received in 2003 ($0.3 million), and an increase in other items ($0.5 million).

The Technical Services segment direct expense decreased ($0.6 million), also due to a decrease in activity, and direct expense in the International segment decreased ($0.6 million) due primarily to decreases in outside repairs of aircraft components.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses were $5.6 million for the three months ended June 30, 2004, compared to $4.8 million for the three months ended June 30, 2003. This increase was attributable to management and supervisory staff added in the Air Medical segment due to the additional operations mentioned above, and to costs incurred for software and third party services required to manage Air Medical billing processes.

INTEREST EXPENSE - Interest expense was $5.0 million for both periods in 2004 and 2003.

INCOME TAXES - Income tax expense for the three months ended June 30, 2004, was $1.0 million, an effective rate of 47%, compared to $0.4 million, an effective rate of 40%, for the three months ended June 30, 2003. Included in the tax provision for the current quarter was $0.2 million in foreign taxes incurred for which the Company received no credit for U.S. tax purposes due to the availability of net operating loss carryforwards for U.S. tax purposes. Such operating loss carryforwards arose from depreciation expense deductions related to the aircraft purchased in 2002 and 2003.

EARNINGS - The Company's net income for the three months ended June 30, 2004, was $1.1 million compared to $0.6 million for the three months ended June 30, 2003.

SEGMENT DISCUSSION

Domestic Oil and Gas - Domestic Oil and Gas segment revenues were $43.4 million for the three months ended June 30, 2004, compared to $45.6 million for the three months ended June 30, 2003. There was a decrease in flight hour activity due to a decrease in drilling activity in the Gulf of Mexico by the Company's customers. Flight hours were 25,854 for the current quarter compared to 30,131 in the same period in the prior year.

The number of aircraft in the segment at June 30, 2004 was 154 compared to 180 aircraft at June 30, 2003. Of this decrease, 13 aircraft were transferred to the Air Medical segment.

Direct expense in the Domestic Oil and Gas segment was $36.0 million for the three months ended June 30, 2004 compared to $40.3 million for the three months ended June 30, 2003. The decrease of $4.3 million was due to a decrease in flight hours, which resulted in a decrease in aircraft parts usage ($1.1 million) to the termination of the manufacturer agreement discussed above ($2.2 million), and to a reduction in employee costs due to a decrease in the number of employees working in this segment ($2.4 million). These amounts were offset in part by an increase in operating supplies ($0.6 million), a sales tax refund related to prior periods received in 2003 ($0.3 million), and an increase in other items ($0.5 million).

Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $0.8 million for the three months ended June 30, 2004 compared to $1.5 million for the three months ended June 30, 2003. This decrease was due to a decrease in supplies and miscellaneous services.

The Domestic Oil and Gas segment's operating income was $6.7 million for the three months ended June 30, 2004 compared to $3.8 million for the three months ended June 30, 2003.

Air Medical - Air Medical segment revenues were $18.5 million for the three months ended June 30, 2004, compared to $12.2 million for the three months ended June 30, 2003. The increase in revenues was due to the additional 16 operating locations established since October 1, 2003 as previously discussed. Flight hours were 4,942 for the three months ended June 30, 2004 compared to 2,806 for the three months ended June 30, 2003.

The number of aircraft in the segment was 47 at June 30, 2004, compared to 29 at June 30, 2003.

Direct expenses in the Air Medical segment were $14.9 million for the three months ended June 30, 2004 compared to $7.7 million for the three months ended June 30, 2003, an increase of $7.2 million. This increase was due to an increase in employee costs ($4.8 million) due to the addition of 274 employees related to the additional operations, increased depreciation expense due to increased aircraft ($0.7 million), increased costs associated with an increase in the number of operating bases ($1.2 million) which includes rent expense, utilities, and supplies, and an increase in other items ($0.5 million).

Selling, general and administrative expense was $1.9 million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003. Management and supervisory staff were added in the Air Medical segment, and costs were incurred for certain software and third party services to manage Air Medical billing processes.

The Air Medical segment's operating income was $1.6 million for the three months ended June 30, 2004 compared to $3.6 million for the three months ended June 30, 2003. The decrease was due to the costs associated with the start-up of the additional locations, and additional management and supervisory staff related to the new operations.

As previously discussed, the Company is expanding in the Air Medical segment under the independent provider model, and has commenced operations at 16 additional locations since October 1, 2003. The Company anticipates these additional locations becoming profitable in the third quarter of 2004. Additionally, the Company intends to further expand its Air Medical operations throughout 2004.

International - International segment revenues were $5.2 million for the three months ended June 30, 2004, compared to $4.3 million for the three months ended June 30, 2003. The increase was due to an increase in rates in the current period. Additionally, flight hours for the three months ended June 30, 2004 increased to 3,608 compared to 2,963 for the three months ended June 30, 2003.

Direct expenses in the International segment were $4.4 million for the three months ended June 30, 2004, compared to $5.0 million for the three months ended June 30, 2003. The decrease in direct expenses was due to a decrease in outside repairs to aircraft components.

Selling, general and administrative expense was less than $0.1 million for both periods.

The International segment had operating income of $0.8 million for the three months ended June 30, 2004, compared to operating loss of $0.8 million for the three months ended June 30, 2003. The increase in operating income was due to the increase in revenue related to the increase in rates and flight hour activity, and also due to the decrease in direct expense.

Technical Services - Technical Services revenues were $3.1 million for the three months ended June 30, 2004 compared to $4.3 million for the three months ended June 30, 2003. The decrease was due to a decrease in a decrease in military spending, which is the primary customer for these services.

Direct expenses in the Technical Services segment were $2.7 million for the three months ended June 30, 2004 compared to $3.3 million for the three months ended June 30, 2003. The decrease was also due to a decrease in activity.

Selling, general and administrative expense was less than $0.1 million for both periods.

The Technical Services segment had operating income of $0.4 million for the three months ended June 30, 2004, compared to $1.0 million for the three months ended June 30, 2003. The decrease in operating income is due primarily to a decrease in activity resulting from a decrease in military spending, which is the primary customer for the segment's services.

   SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

COMBINED OPERATIONS

REVENUES - Operating revenues for the six months ended June 30, 2004, were $137.2 million, compared to $130.9 million for the six months ended June 30, 2003. The increase was due to an increase in the Air Medical segment operating revenues ($11.4 million) due to the establishment of operations at 16 new locations since October 2003. There was also an increase in International segment revenues ($1.2 million) due to an increase in rates and flight hours. This increase was offset in part by a decrease in Domestic Oil and Gas operating revenues ($3.2 million) due to a decrease in flight hours. The Technical Services segment revenues also decreased ($3.2 million) for the six months due primarily to a decrease in military spending, which is the primary customer for the segment.

The number of aircraft at June 30, 2004 was 221 as compared to 226 at June 30, 2003. The number of aircraft in the Domestic Oil and Gas segment decreased by 26 for the six months ended June 30, 2004 as compared to the six months in the prior year. The number of aircraft in the Air Medical segment increased to 47 for June 30, 2004 compared to 29 for June 30, 2003.

OTHER INCOME AND LOSSES - Gain on equipment dispositions was $1.2 million for the six months ended June 30, 2004, compared to $1.4 million for the six months ended June 30, 2003.

Other income, which represents interest income and other gains and losses, was $0.1 million for the six months ended June 30, 2004 as compared to $0.4 million for the six months ended June 30, 2003.

DIRECT EXPENSES - Direct expenses for the six months ended June 30, 2004 were $115.3 million, compared to $110.8 million for the comparable period in 2003. The increase was the result of an increase in direct expense in the Air Medical segment ($12.7 million) due to the increased operating locations and consisted of an increase in employee cost ($8.3 million), as 274 employees were added, additional depreciation expense ($1.4 million), as additional aircraft were added, additional operating base rent and associated supplies ($1.8 million), as additional operating bases were added, additional insurance expense due to additional aircraft ($0.6 million), and an increase in other expense, net, ($0.6 million). This increase was offset in part by a decrease in direct expense in the Domestic Oil and Gas segment ($5.8 million) resulting from a decrease in employee cost ($2.6 million), a decrease in aircraft parts usage due to fewer flight hours ($2.5 million), the termination of a parts support agreement with an aircraft manufacturer ($2.2 million), and an increase in other items, net ($1.5 million). The International segment's direct expense also decreased ($0.8 million) due primarily to a decrease in outside repair costs of major components, and the Technical Services segment's direct expense decreased ($1.5 million) due to a decrease in activity.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES - Selling, general, and administrative expenses for the six months ended June 30, 2004 were $10.8 million, compared to $9.7 million for the six months ended June 30, 2003. The increase was due to an increase in supervisory and management staff in the Air Medical segment and costs associated with establishing the additional operating bases including travel expenses, costs of hiring additional employees, and freight costs.

INTEREST EXPENSE - Interest expense was $10.0 million for both the six month periods ended June 30, 2004 and 2003.

INCOME TAXES - Income tax expense for the six months ended June 30, 2004 was $1.3 million, an effective rate of 53%, compared to $0.9 million, an effective rate of 40%, for the six months ended June 30, 2003. Included in the tax provision for the six months is $0.3 million related to foreign taxes paid for which the Company cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from depreciation expense deductions as a result of the aircraft purchased in 2002 and 2003.

EARNINGS - The Company's net earnings for the six months ended June 30, 2004 was $1.1 million, compared to $1.3 million for the six months ended June 30, 2003. Earnings before tax for the six months ended June 30, 2004 was $2.4 million, compared to $2.2 million for the six months ended June 30, 2003. Earnings per diluted share for the six months ended June 30, 2004 was $0.20 as compared to earnings per diluted share of $0.24 for the six months ended June 30, 2003.

SEGMENT DISCUSSION

Domestic Oil and Gas - Domestic Oil and Gas segment revenues were $85.6 million for the six months ended June 30, 2004, compared to $88.8 million for the six months ended June 30, 2003. Flight hours were 48,585 for the six months ended June 30, 2004, compared to 57,661 for the six months ended June 30, 2003. The decrease in operating revenues was due to the decrease in flight hours, offset in part by certain rate increases. The number of aircraft in the segment was 154 at June 30, 2004, as compared to 180 at June 30, 2003.

Direct expenses in the Domestic Oil and Gas segment decreased $5.8 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease was due to a decrease in employee complement ($2.6 million), a decrease in aircraft parts usage due to a decrease in flight hour activity ($2.5 million), a decrease due to termination of a manufacturer aircraft parts support agreement ($2.2 million), and an increase in other items ($1.5 million).

Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $1.3 million for the six months ended June 30, 2004 compared to $1.7 million for the six months ended June 30, 2003. This decrease was due to a reduction in supplies and miscellaneous services.

Domestic Oil and Gas segment operating income was $11.7 million for the six months ended June 30, 2004, compared to $8.7 million for the six months ended June 30, 2003. The increase in operating income was due primarily to the decrease in direct expenses.

Air Medical - Air Medical segment revenues were $34.5 million for the six months ended June 30, 2004, compared to $23.0 million for the same period in the prior year. The additional Air Medical operations added since October 2003, as previously discussed, accounted for this increase. Flight hours in this segment were 9,032 for the six months ended June 30, 2004 as compared to 5,166 for the six months ended June 30, 2003. The number of aircraft in the segment at June 30, 2004 was 47 compared to 29 at June 30, 2003.

Direct expense for the six months ended June 30, 2004 was $27.7 million compared to $15.0 million for the six months ended June 30, 2003. The increase was due to an increase in employee costs ($8.3 million) as 274 employees were added to support the additional operations. Additionally, there were increases in depreciation expense ($1.4 million) as additional aircraft were added to the segment, increases in operating base rent and associated supplies ($1.8 million) as additional operating bases were added, increased insurance expense due to additional aircraft ($0.6 million), and increases in other expenses ($0.6 million).

Selling, general and administrative expense was $3.7 million for the six months ended June 30, 2004 compared to $1.8 million for the six months ended June 30, 2003. Management and supervisory staff were added in the Air Medical segment due to additional operations as mentioned above, and also costs were incurred associated with implementation of certain software and third party services to manage Air Medical billing processes.

Air Medical segment operating income was $3.1 million for the six months ended June 30, 2004, compared to $6.2 million for the six months ended June 30, 2003. The decrease was due to the costs associated with the start up of the additional Air Medical operations and additional management and supervisory staff as mentioned above.

International - International segment revenues were $11.2 million for the six months ended June 30, 2004, compared to $10.0 million for the six months ended June 30, 2003. The increase was due to an increase in rates and also flight hours. Flight hours for the six months ended June 30, 2004 were 7,562 as compared to 7,203 for the six months ended June 30, 2003.

Direct expense for the six months ended June 30, 2004 was $9.8 million compared to $10.6 million for the six months ended June 30, 2003. The decrease was due to a decrease in outside repairs of aircraft components.

Selling, general and administrative expense was less than $0.1 million for both six month periods.

The International segment had operating income of $1.4 for the six months ended June 30, 2004, compared to an operating loss of $0.7 million for the six months ended June 30, 2003. The increase in operating revenues combined with the decrease in direct expense account for this change.

Technical Services - The Technical Services segment operating revenues for the six months ended June 30, 2004 were $5.9 million, compared to $9.1 million in the comparable period in the prior year. The decrease was due primarily to a decrease in activity resulting from a decrease in military spending, which is the primary customer for the segment's services.

Direct expense was $5.3 million for the six months ended June 30, 2004 as compared to $6.8 million for the six months ended June 30, 2003. The decrease in direct expense was due to the decrease in activity as mentioned above.

The Technical Services segment had operating income of $0.7 million for the six months ended June 30, 2004, compared to $2.3 million for the six months ended June 30, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at June 30, 2004 was $18.5 million, compared to $19.9 million at December 31, 2003. Working capital was $71.0 million at June 30, 2004, as compared to $70.3 million at December 31, 2003, an increase of $0.7 million.

Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2004, compared to $9.9 million for the six months ended June 30, 2003. As discussed below, capital expenditures were $20.6 million and gross proceeds of aircraft and other sales of $7.3 million for the six months ended June 30, 2004, compared to capital expenditures of $14.6 million and gross proceeds of aircraft and other sales of $3.3 million for the six months ended June 30, 2003.

On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the "Securities Act"). All of the notes were subsequently exchanged for the Company's 9 3/8% Series B Senior Notes due 2009 (the "Series B Senior Notes"), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of June 30, 2004, the Company was in compliance with these covenants.

As of June 30, 2004 the Company maintained a $50 million revolving credit facility with a commercial bank, which was scheduled to expire July 31, 2004. An amendment to this credit agreement was executed June 18, 2004. The amendment reduces the revolving credit facility from $50 million to $35 million, and extends the expiration date to July 31, 2006. As of June 30, 2004, the Company had borrowings of $4.5 million at an interest rate of 4.5% and $1.4 million in letters of credit outstanding under the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2004, the Company was in compliance with these covenants.

Capital expenditures totaled $20.6 million for the six months ended June 30, 2004 as compared to $14.6 million for the six months ended June 30, 2003. Capital expenditures primarily involve purchases, renewals and capability upgrades of aircraft.

The Company believes that cash flow from operations will be sufficient to fund required working capital needs, interest payments on the Series B Senior Notes and capital expenditures for the next twelve months.

On May 1, 2004 the Company paid $9.4 million in interest on the Series B Senior Notes. Annual interest payments are approximately $19.0 million.

In addition to the above obligations, the Company intends to execute an operating lease agreement for a term of ten years upon delivery of four medium transport category aircraft in the last half of 2004, at a cost of $1.4 million per year per aircraft.

                              ENVIRONMENTAL MATTERS

The Company has an aggregate estimated liability of $0.6 million as of June 30, 2004 for environmental remediation costs that are probable and estimable.

In addition, the Company has conducted environmental surveys of the Lafayette facility that it vacated in 2001, and has determined that contamination exists at that facility. Appropriate notices of the contamination have been provided to state regulatory authorities. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan ("RECAP") standard will be submitted and evaluated by Louisiana Department of Environmental Quality ("LDEQ"). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and estimate the resulting cost of remediation. The Company has not recorded any estimated liability for remediation of contamination but, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs will not be material to the Company's consolidated financial position and results of operations.

                          NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements applicable to the Company, see
Note 6 to the Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's Series B Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and the Company's credit worthiness. At June 30, 2004, the market value of the notes was approximately $210.0 million.

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

      10.4 First Amendment dated June 18, 2004, to Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc. Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank.

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.


(b)     Reports on Form 8-K

        On May 10, 2004, the Company filed a Form 8-K, reporting in Item 5 the Company's earnings for first quarter ended March 31, 2004.

        On June 10, 2004, the Company filed a Form 8-K, reporting in Item 5 the resignation of its Chief Executive Officer and President, Lance F. Bospflug and the appointment of its Chairman of the Board, Al A. Gonsoulin, to those positions, effective May 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Petroleum Helicopters, Inc.

August 9, 2004                            By: /s/ Al A. Gonsoulin
                                              ----------------------------------
                                          Al A. Gonsoulin
                                          Chairman and Chief Executive Officer

August 9, 2004                            By: /s/ Michael J. McCann
                                              ----------------------------------
                                          Michael J. McCann
                                          Chief Financial Officer and Treasurer

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

      10.4 First Amendment dated June 18, 2004, to Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc. Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank.

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

      32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

      32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.