Form 10-Q/A
period 2004-06-30
PETROLEUM HELICOPTERS INC
filed 2004-10-29
CIK 350403

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

 X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
For the quarterly period ended June 30, 2004

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
For the transition period _____ to _____

                         Commission File Number: 0-9827

                           PETROLEUM HELICOPTERS, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days

                             Yes  [X]              No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)

                             Yes  [X]              No [ ]

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2004 is being filed solely to include revised certifications under Rule 13a-14(a)/15d-14(a) pursuant to rules promulgated under the Securities Exchange Act of 1934, as amended, effective as of August 14, 2003. Our Form 10-Q filed on August 9, 2004 inadvertently included, as Exhibits 31.1 and 31.2, certifications in the form that was in effect prior to August 14, 2003. Modified Exhibits 31.1 and 31.2 are included in this Amendment No. 1.

                          PART IV. - OTHER INFORMATION

                   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1 Chief Executive Officer's certification under Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Chief Financial Officer's certification under Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Petroleum Helicopters, Inc.



October 25, 2004                      By:  /s/ Al A. Gonsoulin
                                           ------------------------------------
                                           Al A. Gonsoulin
                                           Chairman and Chief Executive Officer



October 25, 2004                      By:  /s/ Michael J. McCann
                                           ------------------------------------
                                           Michael J. McCann
                                           Chief Financial Officer and Treasurer



INDEX TO EXHIBITS

Exhibit No:
----------

      31.1 Chief Executive Officer's certification under Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Chief Financial Officer's certification under Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.