Form 10-Q
period 2004-09-30
PETROLEUM HELICOPTERS INC
filed 2004-11-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s telephone number, including area code (337) 235-2452

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☑ No: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑ No: ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2004
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	2,531,392 shares

PETROLEUM HELICOPTERS, INC.

Index — Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$24,464	$19,872
Accounts receivable — net of allowance:
Trade	56,569	41,743
Other	982	1,315
Inventory, net	38,504	40,405
Other current assets	6,882	6,575
Refundable income taxes	700	225

Total current assets	128,101	110,135

Property and equipment, net	256,125	258,526
Other	10,618	8,793

Total Assets	$394,844	$377,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,330	$18,837
Accrued liabilities	8,386	12,424
Accrued vacation payable	3,482	3,400
Accrued interest payable	7,852	3,174
Notes payable	1,000	2,000

Total current liabilities	45,050	39,835

Long-term note payable	4,900	—
Long-term debt	200,000	200,000
Deferred income taxes	27,983	25,597
Other long-term liabilities	7,134	6,029
Commitments and contingencies (Note 3)
Shareholders’ Equity:
Voting common stock — par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock — par value of $0.10; authorized shares of 12,500,000	253	253
Additional paid-in capital	15,098	15,088
Retained earnings	94,141	90,367

Total shareholders’ equity	109,777	105,993

Total liabilities and shareholders’ equity	$394,844	$377,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues	$77,733	$69,640	$214,892	$200,586
Gain on disposition of property and equipment, net	1,091	273	2,271	1,711
Other	76	165	221	533

	78,900	70,078	217,384	202,830

Expenses:
Direct expenses	63,805	59,952	179,138	170,758
Selling, general and administrative expenses	5,403	5,048	16,157	14,786
Interest expense	5,026	4,984	15,052	14,972

	74,234	69,984	210,347	200,516

Earnings before income taxes	4,666	94	7,037	2,314
Income taxes	2,007	38	3,262	925

Net earnings	$2,659	$56	$3,775	$1,389

Weighted average common shares outstanding:
Basic	5,383	5,383	5,383	5,383
Diluted	5,486	5,486	5,486	5,476
Net earnings per common share
Basic	$0.49	$0.01	$0.70	$0.26
Diluted	$0.48	$0.01	$0.69	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financials statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$3,775	$1,389
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,638	19,815
Deferred income taxes	2,386	276
Gain on disposition of property & equipment, net	(2,271)	(1,711)
Other	997	(15)
Changes in operating assets and liabilities	(9,937)	(911)

Net cash provided by operating activities	15,588	18,843

Cash flows from investing activities:
Purchase of property and equipment	(27,189)	(23,420)
Proceeds from asset dispositions	11,293	3,998

Net cash used in investing activities	(15,896)	(19,422)

Cash flows from financing activities:
Proceeds from line of credit, net	4,900	2,000
Proceeds from exercise of stock options	—	50

Net cash provided by financing activities	4,900	2,050

Increase in cash and cash equivalents	4,592	1,471
Cash and cash equivalents, beginning of period	19,872	17,674

Cash and cash equivalents, end of period	$24,464	$19,145

Supplemental Disclosures Cash Flow Information
Interest paid	$9,587	$9,640

Taxes paid, net	$310	$1,124

The accompanying notes are an integral part of these unaudited condensed consolidated financials statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements include the amounts of Petroleum Helicopters, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s financial results, particularly as they relate to the Company’s Domestic Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2. Segment Information

The Company has identified four principal segments: Domestic Oil and Gas, Air Medical, International and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The Company, both directly and through its subsidiary, Air Evac Services, Inc. (“Air Evac”), provides air medical transportation services for hospitals and medical programs under the independent provider model in 11 states. The International segment, which primarily consists of operations off the West Coast of Africa, provides helicopter services in various foreign countries to oil and gas customers. The Technical Services segment provides helicopter repair and overhaul services, primarily to certain military aircraft, flight operations customers, and original equipment manufacturers.

Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company’s reportable operating segments for the quarter and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$48,081	$49,346	$133,660	$138,121
Air Medical	21,441	11,736	55,919	34,777
International	5,766	4,658	16,936	14,667
Technical Services	2,445	3,900	8,377	13,021

Total operating revenues	77,733	69,640	214,892	200,586

Segment direct expense
Domestic Oil and Gas	38,762	43,978	111,407	122,391
Air Medical	18,894	8,290	46,562	23,302
International	4,094	4,672	13,847	15,261
Technical Services	2,055	3,012	7,322	9,804

Total direct expense	63,805	59,952	179,138	170,758

Segment selling, general and administrative expense
Domestic Oil and Gas	113	163	1,379	1,829
Air Medical	1,866	982	5,579	2,772
International	12	33	36	135
Technical Services	3	(88)	11	(83)

Total selling, general and administrative expense	1,994	1,090	7,005	4,653

Total direct and selling, general and administrative expense	65,799	61,042	186,143	175,411

Net segment profit
Domestic Oil and Gas	9,206	5,205	20,874	13,900
Air Medical	681	2,464	3,778	8,703
International	1,660	(47)	3,053	(729)
Technical Services	387	976	1,044	3,301

Total	11,934	8,598	28,749	25,175

Other, net (1)	1,167	438	2,492	2,244
Unallocated selling, general and administrative costs	(3,409)	(3,958)	(9,152)	(10,133)
Interest expense	(5,026)	(4,984)	(15,052)	(14,972)

Earnings before income taxes	$4,666	$94	$7,037	$2,314

(1)	Including gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies

Environmental Matters — The Company has an aggregate estimated liability of $0.3 million as of September 30, 2004 for environmental remediation costs that are probable and estimable. During the quarter, the Company received either closure notifications or “No Further Action” notices from regulatory agencies with respect to three sites. The estimated environmental liability was reduced by $0.3 million as a result of these notices.

In addition, the Company has conducted environmental surveys of the Lafayette facility that it vacated in 2001, and has determined that contamination exists at that facility. Appropriate notices of the contamination have been provided to state regulatory authorities. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) standard will be submitted and evaluated by the Louisiana Department of Environmental Quality (“LDEQ”). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and estimate the resulting cost of remediation. The Company has not recorded any estimated liability for remediation of contamination but, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs will not be material to the Company’s consolidated financial position and results of operations.

Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the Company’s ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Long-term Debt — On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for the Company’s 9 3/8% Series B Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of September 30, 2004, the Company was in compliance with these covenants.

Also, on April 23, 2002, the Company executed a credit agreement with a commercial bank for a $50 million revolving credit facility to be available through July 31, 2004. An amendment to this credit agreement was executed June 18, 2004. The amendment reduced the revolving credit facility from $50 million to $35 million, and extended the expiration date to July 31, 2006. As of September 30, 2004, the Company had $4.9 million in borrowings at an interest rate of 4.5% and a $1.4 million letter of credit outstanding under the revolving credit facility. The credit agreement permits borrowings based on both the prime rate and the London Interbank Offer Rate (“LIBOR”) plus a spread. The spread for LIBOR borrowings ranges from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2006. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued.

The Company is subject to financial covenants under the credit agreement. These covenants include maintaining certain levels of working capital and shareholders’ equity and contain other limitations including a restriction on purchases of the Company’s stock. The credit agreement also limits the creation, incurrence, or assumption of Funded Debt (as defined, which includes long-term debt) and the acquisition of investments in unconsolidated subsidiaries. As of September 30, 2004, the Company was in compliance with the covenants.

Also included in notes payable is $1.0 million related to the interim financing of a progress payment for the acquisition of one aircraft described below. This aircraft was delivered subsequent to the end of the quarter. An operating lease was executed and the associated note payable terminated.

Operating Leases — The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft and some leases contain renewal and purchase options. At September 30, 2004, the Company had approximately $34.3 million in aggregate commitments under operating leases of which approximately $3.8 million is payable during the next twelve months. Of this total, $13.8 million represents lease commitments for aircraft and $20.5 million represents facility lease commitments which is primarily the Company’s facilities in Lafayette, Louisiana.

During the year ended December 31, 2003, the Company entered into a purchase agreement for two transport category aircraft at a combined cost of $32.4 million to be delivered in the second half of 2004. The Company took delivery of one of these aircraft in the current quarter and executed an operating lease for this aircraft. The second aircraft is expected to be delivered in November 2004. The Company will also execute an operating lease for this aircraft.

During the first quarter of 2004, the Company also exercised its option to purchase two additional aircraft from the same manufacturer, and executed a purchase agreement with the same terms and pricing as the first two aircraft described above. The Company also intends to execute an operating lease with a commercial lender for these aircraft upon delivery on terms similar to the first two aircraft. Delivery is expected in the first quarter 2005.

Purchase Commitments — At September 30, 2004 and December 31, 2003, the Company had commitments of $2.2 million and $4.5 million, respectively, for the upgrade and purchase of aircraft, and the purchase of other equipment.

4. Valuation of Accounts

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million and $0.1 million at September 30, 2004 and December 31, 2003, respectively.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $6.7 million and $5.5 million at September 30, 2004 and December 31, 2003, respectively.

5. Employee Incentive Compensation

In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. Pursuant to the incentive plan for non-executives and non-represented employees, the Company did not record compensation expense for the quarter and nine months ended September 30, 2004 and 2003.

6. Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as creation date of a variable interest entity. The Company does not believe that the Company has interests that would be considered variable interest entities under FIN 46.

7. Condensed Consolidated Financial Information

On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Notes in a private offering. Shortly thereafter, the Series A Notes were exchanged for Series B Senior Notes, which are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company’s existing 100% owned operating subsidiaries (“Guarantor Subsidiaries”).

The following supplemental condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows information for Petroleum Helicopters, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	September 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$24,432	$32	$—	$24,464
Accounts receivable — net of allowance	50,329	7,222	—	57,551
Inventory	38,504	—	—	38,504
Other current assets	5,987	895	—	6,882
Refundable income taxes	700	—	—	700

Total current assets	119,952	8,149	—	128,101

Investment in subsidiaries and other	22,686	24,994	(37,062)	10,618
Property and equipment, net	250,408	5,717	—	256,125

Total Assets	$393,046	$38,860	$(37,062)	$394,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,685	$5,456	$(12,425)	$32,716
Accrued vacation payable	3,226	256	—	3,482
Accrued interest payable	7,852	—	—	7,852
Notes payable	1,000	—	—	1,000

Total current liabilities	51,763	5,712	(12,425)	45,050

Long-term note payable	4,900	—	—	4,900
Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	26,606	8,511	—	35,117
Shareholders’ Equity:
Paid-in capital	15,636	4,403	(4,403)	15,636
Retained earnings	94,141	20,234	(20,234)	94,141

Total shareholders’ equity	109,777	24,637	(24,637)	109,777

Total liabilities and shareholders’ equity	$393,046	$38,860	$(37,062)	$394,844

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2003
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,821	$51	$—	$19,872
Accounts receivable — net of allowance	36,831	6,227	—	43,058
Inventory	40,405	—	—	40,405
Other current assets	6,526	49	—	6,575
Refundable income taxes	225	—	—	225

Total current assets	103,808	6,327	—	110,135

Investment in subsidiaries and other	18,545	22,739	(32,491)	8,793
Property and equipment, net	254,447	4,079	—	258,526

Total Assets	$376,800	$33,145	$(32,491)	$377,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,867	$3,504	$(10,110)	$31,261
Accrued vacation payable	3,144	256	—	3,400
Accrued interest payable	3,174	—	—	3,174
Notes payable	2,000	—	—	2,000

Total current liabilities	46,185	3,760	(10,110)	39,835

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	24,622	7,004	—	31,626
Shareholders’ Equity
Paid-in capital	15,626	4,402	(4,402)	15,626
Retained earnings	90,367	17,979	(17,979)	90,367

Total shareholders’ equity	105,993	22,381	(22,381)	105,993

Total liabilities and shareholders’ equity	$376,800	$33,145	$(32,491)	$377,454

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended September 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$51,787	$25,946	$—	$77,733
Management fees	939	—	(939)	—
Equity in net income of consolidated subsidiaries	603	—	(603)	—
Gain on dispositions of property and equipment, net	1,091	—	—	1,091
Other	76	—	—	76

	54,496	25,946	(1,542)	78,900

Expenses:
Direct expenses	41,644	22,161	—	63,805
Management fees	—	939	(939)	—
Selling, general, and administrative	3,562	1,841	—	5,403
Interest expense	5,026	—	—	5,026

	50,232	24,941	(939)	74,234

Earnings before income taxes	4,264	1,005	(603)	4,666
Income taxes	1,605	402	—	2,007

Net earnings	$2,659	$603	$(603)	$2,659

	For the quarter ended September 30, 2003
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$56,036	$13,604	$—	$69,640
Management fees	1,167	—	(1,167)	—
Equity in net income of consolidated subsidiaries	1,283	—	(1,283)	—
Gain on dispositions of property and equipment, net	273	—	—	273
Other	165	—	—	165

	58,924	13,604	(2,450)	70,078

Expenses:
Direct expenses	50,474	9,478	—	59,952
Management fees	—	1,167	(1,167)	—
Selling, general, and administrative	4,228	820	—	5,048
Interest expense	4,984	—	—	4,984

	59,686	11,465	(1,167)	69,984

Earnings before income taxes	(762)	2,139	(1,283)	94
Income taxes	(818)	856	—	38

Net earnings	$56	$1,283	$(1,283)	$56

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the nine months ended September 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$147,201	$67,691	$—	$214,892
Management fees	2,820	—	(2,820)	—
Equity in net income of consolidated subsidiaries	2,255	—	(2,255)	—
Gain on dispositions of property and equipment, net	2,271	—	—	2,271
Other	221	—	—	221

	154,768	67,691	(5,075)	217,384

Expenses:
Direct expenses	123,602	55,536	—	179,138
Management fees	—	2,820	(2,820)	—
Selling, general, and administrative	10,580	5,577	—	16,157
Interest expense	15,052	—	—	15,052

	149,234	63,933	(2,820)	210,347

Earnings before income taxes	5,534	3,758	(2,255)	7,037
Income taxes	1,759	1,503	—	3,262

Net earnings	$3,775	$2,255	$(2,255)	$3,775

	For the nine months ended September 30, 2003
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$160,444	$40,142	$—	$200,586
Management fees	2,822	—	(2,822)	—
Equity in net income of consolidated subsidiaries	5,163	—	(5,163)	—
Gain on dispositions of property and equipment	1,711	—	—	1,711
Other	533	—	—	533

	170,673	40,142	(7,985)	202,830

Expenses:
Direct expenses	144,563	26,195	—	170,758
Management fees	—	2,822	(2,822)	—
Selling, general, and administrative	12,266	2,520	—	14,786
Interest expense	14,972	—	—	14,972

	171,801	31,537	(2,822)	200,516

Earnings before income taxes	(1,128)	8,605	(5,163)	2,314
Income taxes	(2,517)	3,442	—	925

Net earnings	$1,389	$5,163	$(5,163)	$1,389

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the nine months ended September 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,607	$(19)	$—	$15,588
Cash flows from investing activities:
Purchase of property and equipment	(27,189)	—	—	(27,189)
Proceeds from asset dispositions	11,293	—	—	11,293

Net cash used in investing activities	(15,896)	—	—	(15,896)

Cash flows from financing activities:
Proceeds from line of credit, net	4,900	—	—	4,900

Net cash provided by financing activities	4,900	—	—	4,900

Increase in cash and cash equivalents	4,611	(19)	—	4,592
Cash and cash equivalents, beginning of period	19,821	51	—	19,872

Cash and cash equivalents, end of period	$24,432	$32	$—	$24,464

	For the nine months ended September 30, 2003
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18,847	$(4)	$—	$18,843
Cash flows from investing activities:
Purchase of property and equipment	(23,420)	—	—	(23,420)
Proceeds from asset dispositions	3,998	—	—	3,998

Net cash used in investing activities	(19,422)	—	—	(19,422)

Cash flows from financing activities:
Proceeds from notes payable	2,000	—	—	2,000
Proceeds from exercise of stock options	50	—	—	50

Net cash provided by financing activities	2,050	—	—	2,050

Increase in cash and cash equivalents	1,475	(4)	—	1,471
Cash and cash equivalents, beginning of period	17,653	21	—	17,674

Cash and cash equivalents, end of period	$19,128	$17	$—	$19,145

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the MD&A and other information contained therein.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by the Company with the Securities and Exchange Commission, and other written and oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, adverse weather effects, the availability and cost of capital required to acquire aircraft, environmental risks, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, and the ability of the Company to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Operating revenues were $77.7 million for the quarter ended September 30, 2004 compared to $69.6 million for the quarter ended September 30, 2003, an increase of $8.1 million. The Air Medical segment’s operating revenues increased $9.7 million in the quarter.

Operating revenues were $214.9 million for the nine months ended September 30, 2004 compared to $200.6 million for the nine months ended September 30, 2003, an increase of $14.3 million. The Air Medical segment’s operating revenues increased $21.1 million for the current period, and there was also an increase in International revenues of $2.3 million. Domestic Oil and Gas operating revenues decreased $4.5 million and Technical Services segment operating revenues decreased $4.6 million.

As discussed in the Company’s March 31, 2004 and June 30, 2004 Forms 10Q and the December 31, 2003 Form 10K, the expansion of the Air Medical segment continued in the current quarter. Since October 1, 2003, 21 Air Medical locations have been opened. The effect on revenues of the additional Air Medical operations for the quarter was an increase $9.6 million and an increase of $20.0 million for the nine months. The Company intends to continue expanding operations in this segment.

Direct expense was $63.8 million for the three months ended September 30, 2004, compared to $60.0 million for the three months ended September 30, 2003, an increase of $3.8 million. The Air Medical segment’s direct expense increased $10.6 million, and was offset in part by a decrease in direct expense in the Domestic Oil and Gas segment of $5.2 million, a decrease in the International segment of $0.6 million, and a decrease in the Technical Services segment of $1.0 million.

Direct expenses for the nine months ended September 30, 2004 were $179.1 million, compared to $170.8 million for the comparable period in 2003, an increase of $8.3 million. This increase was due to the increase in the Air Medical locations ($23.3 million), offset in part by a decrease in Domestic Oil and Gas direct expense ($11.0 million). Additionally, there was a decrease in direct expense in the International and Technical Services segments direct expense.

Earnings before tax were $4.7 million for the three months ended September 30, 2004, compared to earnings before tax of less than $0.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, earnings before tax were $7.0 million compared to $2.3 million for the nine months ended September 30, 2003. The additional Air Medical locations generated $0.1 million in earnings before tax for the quarter and a loss of $1.1 million for the nine months ended September 30, 2004. The loss before tax for the nine month period for the additional Air Medical locations was due to the start up costs incurred for these additional locations.

During the current quarter the Company took delivery of the first of four transport category aircraft which will be dedicated to providing transportation services to deep water projects in the Gulf of Mexico. The Company executed an operating lease for the first aircraft. In early November 2004, the Company will take delivery of the second transport category aircraft and intends to execute an operating lease for that aircraft. The Company also intends to finance the remaining two aircraft with an operating lease with a commercial finance company on terms similar to the first two aircraft.

Operating Statistics

     The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2004 and 2003:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Flight hours:
Domestic Oil and Gas	27,242	30,696	75,826	88,357
Air Medical	5,473	3,139	14,505	8,305
International	3,821	3,364	11,384	10,567

Total	36,536	37,199	101,715	107,229

	September 30,
	2004	2003
Aircraft operated at period end:
Domestic Oil and Gas	152	177
Air Medical	49	32
International	18	17
Domestic Miscellaneous	2	2

Total(1)	221	228

(1)	Includes 13 and 16 aircraft as of September 30, 2004 and 2003, respectively that are customer owned or leased.

Quarter Ended September 30, 2004 compared with Quarter Ended September 30, 2003

Combined Operations

Revenues — Operating revenues for the three months ended September 30, 2004, were $77.7 million compared to $69.6 million for the three months ended September 30, 2003, an increase of $8.1 million. This increase was due to an increase in the Air Medical segment offset in part by a decrease in Domestic Oil and Gas, as discussed below.

Flight hours were 36,536 for three months ended September 30, 2004, compared to 37,199 flight hours for the three months ended September 30, 2003.

Other Income and Losses — Gain (loss) on equipment dispositions was $1.1 million for the quarter ended September 30, 2004, compared to $0.3 million for the quarter ended September 30, 2003.

Other income was $0.1 million for the quarter ended September 30, 2004, compared to $0.2 million for the quarter ended September 30, 2003. Other income in both periods consisted primarily of interest income.

Direct Expenses — Direct operating expense was $63.8 million for the three months ended September 30, 2004, compared to $60.0 million for three months ended September 30, 2003, an increase of $3.8 million. This increase in direct expense was due to an increase in the Air Medical segment ($10.6 million), offset primarily by a decrease in the Domestic Oil and Gas segment as discussed below.

Selling, General, and Administrative Expenses — Selling, general, and administrative expenses were $5.4 million for the three months ended September 30, 2004, compared to $5.0 million for the three months ended September 30, 2003. There were increased costs in the Air Medical segment which is discussed below.

Interest Expense — Interest expense was $5.0 million for both periods in 2004 and 2003.

Income Taxes — Income tax expense for the three months ended September 30, 2004 was $2.0 million, an effective rate of 43%, compared to less than $0.1 million, with an effective rate of 40%, for the three months ended September 30, 2003. Included in the tax provision for the current quarter was $0.1 million in foreign taxes incurred for which the Company received no credit for U.S. tax purposes due to the availability of net operating loss carryforwards for U.S. tax purposes. The operating loss carryforwards arose from depreciation expense deductions related to the aircraft purchased in 2002 and 2003.

Earnings — The Company’s net income for the three months ended September 30, 2004 was $2.7 million compared to less than $0.1 million for the three months ended September 30, 2003.

Segment Discussion

Domestic Oil and Gas — Domestic Oil and Gas segment revenues were $48.1 million for the three months ended September 30, 2004, compared to $49.3 million for the three months ended September 30, 2003. There was a decrease in flight hour activity in the Gulf of Mexico as the Company’s customers continued reduced drilling activity in the Gulf of Mexico. Notwithstanding the decrease in flight hours for the quarter, activity was favorably impacted in September by the need for additional aircraft to support customers’ efforts to repair facilities in the Gulf of Mexico that were damaged by recent hurricanes. Flight hours were 27,242 for the current quarter compared to 30,696 in the same period in the prior year.

The number of aircraft in the segment at September 30, 2004 was 152 compared to 177 at September 30, 2003. Of this decrease, 16 aircraft were transferred to the Air Medical segment.

Direct expense in the Domestic Oil and Gas segment was $38.8 million for the three months ended September 30, 2004, compared to $44.0 million for the three months ended September 30, 2003. The decrease of $5.2 million was due to a reduction in employee compensation due to severance charges recorded in the prior period related to a voluntary early retirement program and a special termination plan ($2.1 million). Direct expense also decreased because of a decline in employee headcount ($1.6 million), a decrease in aircraft parts warranty costs due to the termination of certain manufacturer agreements ($1.0 million due to warranty agreement termination and $1.3 million in recurring warranty costs), and a decrease in insurance costs due to additional insurance premiums recorded in the third quarter of 2003 related to loss experience, net of current year increased premium cost ($1.3 million). These amounts were offset in part by increases in aircraft parts usage ($0.5 million), fuel costs ($0.3 million), and other operating expense ($1.3 million).

Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $0.1 million for the three months ended September 30, 2004, compared to $0.2 million for the three months ended September 30, 2003.

The Domestic Oil and Gas segment’s operating income was $9.2 million for the three months ended September 30, 2004, compared to $5.2 million for the three months ended September 30, 2003. The increase in operating income is due primarily to the decrease in direct expense.

Air Medical — Air Medical segment revenues were $21.4 million for the three months ended September 30, 2004, compared to $11.7 million for the three months ended September 30, 2003, an increase of $9.7 million. The increase in revenues was due to the additional 21 operating locations established since October 1, 2003. Flight hours were 5,473 for the three months ended September 30, 2004, compared to 3,139 for the three months ended September 30, 2003.

The number of aircraft in the segment was 49 at September 30, 2004, compared to 32 at September 30, 2003.

Direct expenses in the Air Medical segment were $18.9 million for the three months ended September 30, 2004, compared to $8.3 million for the three months ended September 30, 2003, an increase of $10.6 million. This increase was due to the additional operating locations previously mentioned and was comprised of an increase in employee costs ($6.1 million) due to increased staff related to additional operations, increased depreciation expense due to increased aircraft ($1.1 million), increased aircraft parts usage ($0.7 million), increased aircraft fuel ($0.5 million), and increased costs associated with an increase in the number of operating bases ($2.2 million) which includes rent expense, utilities, and supplies, and temporary labor.

Selling, general and administrative expense was $1.9 million for the three months ended September 30, 2004, compared to $1.0 million for the three months ended September 30, 2003. Management and supervisory staff were added in the Air Medical segment, and costs were incurred for software and third party services to manage Air Medical billing processes.

The Air Medical segment’s operating income was $0.7 million for the three months ended September 30, 2004, compared to $2.5 million for the three months ended September 30, 2003. The decrease was due to the costs associated with the start-up of the additional locations, and additional management and supervisory staff related to the new operations.

International — International segment revenues were $5.8 million for the three months ended September 30, 2004, compared to $4.7 million for the three months ended September 30, 2003. The increase was due to an increase in rates and flight hour activity in 2004. Flight hours for the three months ended September 30, 2004 increased to 3,821 compared to 3,364 for the three months ended September 30, 2003. The number of aircraft in the segment was 18 at September 30, 2004, compared to 17 at September 30, 2003.

Direct expenses in the International segment were $4.1 million for the three months ended September 30, 2004, compared to $4.7 million for the three months ended September 30, 2003. The decrease in direct expenses was due to a decrease in aircraft component repairs.

Selling, general and administrative expense was less than $0.1 million for both periods.

The International segment had operating income of $1.7 million for the three months ended September 30, 2004, compared to an operating loss of less than $0.1 million for the three months ended September 30, 2003. The increase in operating income was due to the increase in revenue related to the increase in rates and flight hour activity, and also due to the decrease in direct expense.

Technical Services — Technical Services revenues were $2.4 million for the three months ended September 30, 2004, compared to $3.9 million for the three months ended September 30, 2003. The decrease was due to completion of the primary contract for the segment. Operating revenues from this contract were $2.0 million for the quarter.

Direct expenses in the Technical Services segment were $2.0 million for the three months ended September 30, 2004, compared to $3.0 million for the three months ended September 30, 2003. The decrease was also due to completion of the contract discussed above.

Selling, general and administrative expense was less than $0.1 million for both periods.

The Technical Services segment had operating income of $0.4 million for the three months ended September 30, 2004, compared to $1.0 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 compared with Nine Months Ended September 30, 2003

Combined Operations

Revenues — Operating revenues for the nine months ended September 30, 2004 were $214.9 million, compared to $200.6 million for the nine months ended September 30, 2003, an increase of $14.3 million. The increase was due to an increase in the Air Medical segment ($21.1 million), offset in part by a decrease in the Domestic Oil and Gas segment ($4.5 million), discussed below.

Other Income and Losses — Gain on equipment dispositions was $2.3 million for the nine months ended September 30, 2004, compared to $1.7 million for the nine months ended September 30, 2003.

Other income, which represents interest income and other gains and losses, was $0.2 million for the nine months ended September 30, 2004 as compared to $0.5 million for the nine months ended September 30, 2003.

Direct Expenses — Direct expenses for the nine months ended September 30, 2004 were $179.1 million, compared to $170.8 million for the comparable period in 2003. This increase was due to the increase in the Air Medical locations, offset in part by a decrease in Domestic Oil and Gas direct expense, discussed below.

Selling, General, and Administrative Expenses — Selling, general, and administrative expenses for the nine months ended September 30, 2004 were $16.2 million, compared to $14.8 million for the nine months ended September 30, 2003. The increase was due to an increase in the Air Medical segment discussed below.

Interest Expense — Interest expense was $15.0 million for both the nine month periods ended September 30, 2004 and 2003.

Income Taxes — Income tax expense for the nine months ended September 30, 2004 was $3.3 million, an effective rate of 46%, compared to $0.9 million, an effective rate of 40%, for the nine months ended September 30, 2003. Included in the tax provision for the nine months is $0.4 million related to foreign taxes paid for which the Company cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from depreciation expense deductions as a result of the aircraft purchased in 2002 and 2003.

Earnings — The Company’s net earnings for the nine months ended September 30, 2004 was $3.8 million, compared to $1.4 million for the nine months ended September 30, 2003. Earnings before tax for the nine months ended September 30, 2004 was $7.0 million, compared to $2.3 million for the nine months ended September 30, 2003. Earnings per diluted share for the nine months ended September 30, 2004 was $0.69 as compared to earnings per diluted share of $0.25 for the nine months ended September 30, 2003.

Segment Discussion

Domestic Oil and Gas — Domestic Oil and Gas segment revenues were $133.7 million for the nine months ended September 30, 2004, compared to $138.1 million for the nine months ended September 30, 2003. The decrease in operating revenues was due to a decrease in flight hour activity as mentioned in the quarter discussion. Flight hours were 75,826 for the nine months ended September 30, 2004, compared to 88,357 for the nine months ended September 30, 2003.

Direct expense in the Domestic Oil and Gas segment was $111.4 million for the nine months ended September 30, 2004, compared to $122.4 million for the nine months ended September 30, 2003. The decrease of $11.0 million in direct expense was a result of a decrease in employee cost ($2.8 million) due to a decrease in headcount and also due to a severance charge ($2.1 million) recorded in the in the prior period as previously discussed, a decrease in aircraft parts usage due to fewer flight hours ($2.0 million), a decrease in aircraft parts warranty costs due to the termination of certain manufacturer parts support agreements ($2.1 million of recurring costs and $3.2 million credit related to the termination of the agreement), a decrease in insurance costs ($1.3 million) due to additional insurance premiums recorded in the third quarter of 2003 related to loss experience offset in part by insurance premium increases in the current year, an increase in occupancy and supplies cost ($1.2 million) due primarily to increases in general shop supplies ($0.5 million), and sales and use tax ($0.6 million due primarily to a sales tax refund recorded in 2003), and increases in fuel cost ($0.5 million) and in other items, net ($0.8 million).

Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $1.4 million for the nine months ended September 30, 2004, compared to $1.8 million for the nine months ended September 30, 2003. This decrease was due to a reduction in supplies and miscellaneous services incurred at the operating bases.

Domestic Oil and Gas segment operating income was $20.9 million for the nine months ended September 30, 2004, compared to $13.9 million for the nine months ended September 30, 2003. The increase in operating income was due to the decrease in direct expenses.

Air Medical — Air Medical segment revenues were $55.9 million for the nine months ended September 30, 2004, compared to $34.8 million for the same period in the prior year. The additional Air Medical operations added since October 2003, as previously discussed, accounted for this increase. Flight hours in this segment were 14,505 for the nine months ended September 30, 2004 as compared to 8,305 for the nine months ended September 30, 2003.

Direct expense for the nine months ended September 30, 2004 was $46.6 million compared to $23.3 million for the nine months ended September 30, 2003. The increase was due to the increased operating locations and consisted of an increase in employee cost ($14.4 million) as 367 employees were added, additional depreciation expense ($2.5 million) as additional aircraft were added, additional operating base rent and associated supplies ($2.8 million), additional insurance expense due to additional aircraft ($0.7 million), increased fuel cost ($1.0 million), increased aircraft parts usage ($0.7 million), and an increase in other expense, net, ($1.2 million).

Selling, general and administrative expense was $5.6 million for the nine months ended September 30, 2004, compared to $2.8 million for the nine months ended September 30, 2003. This increase is described in the quarter discussion.

Air Medical segment operating income was $3.8 million for the nine months ended September 30, 2004, compared to $8.7 million for the nine months ended September 30, 2003. The decrease was due to the costs associated with the start up of the additional Air Medical operations and additional management and supervisory staff as mentioned above.

International — International segment revenues were $16.9 million for the nine months ended September 30, 2004, compared to $14.7 million for the nine months ended September 30, 2003. The increase was due to an increase in rates and flight hour activity in 2004. Flight hours for the nine months ended September 30, 2004 were 11,384 as compared to 10,567 for the nine months ended September 30, 2003.

Direct expense for the nine months ended September 30, 2004 was $13.8 million compared to $15.3 million for the nine months ended September 30, 2003. The decrease was due to a decrease in aircraft component repairs.

Selling, general and administrative expense was approximately $0.1 million for both nine month periods.

The International segment had operating income of $3.1 million for the nine months ended September 30, 2004, compared to an operating loss of $0.7 million for the nine months ended September 30, 2003. The increase in operating revenues combined with the decrease in direct expense account for this change.

Technical Services — The Technical Services segment operating revenues for the nine months ended September 30, 2004 were $8.4 million, compared to $13.0 million in the comparable period in the prior year. The decrease was due to completion of the contract mentioned in the quarter discussion. Operating revenues from this contract were $7.4 million for the nine months.

Direct expense was $7.3 million for the nine months ended September 30, 2004 as compared to $9.8 million for the nine months ended September 30, 2003. The decrease in direct expense was also due to the decrease in activity as mentioned above.

Selling, general and administrative expense was less than $0.1 million for both nine month periods.

The Technical Services segment had operating income of $1.0 million for the nine months ended September 30, 2004, compared to $3.3 million for the nine months ended September 30, 2003. This decrease in operating income was due to the decreased operating revenues as a result of decreased activity.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2004 was $24.5 million, compared to $19.9 million at December 31, 2003. Working capital was $83.1 million at September 30, 2004, as compared to $70.3 million at December 31, 2003, an increase of $12.8 million. The increase in working capital is due to the increase in accounts receivable related to the increased Air Medical operating locations.

Net cash provided by operating activities was $15.6 million for the nine months ended September 30, 2004, compared to $18.8 million for the nine months ended September 30, 2003. The decrease in cash provided by operating activities was due to the increased accounts receivable related to the additional Air Medical locations. Capital expenditures were $27.2 million and gross proceeds of aircraft and other sales were $11.3 million for the nine months ended September 30, 2004, compared to capital expenditures of $23.4 million and gross proceeds of aircraft and other sales was $4.0 million for the nine months ended September 30, 2003. Capital expenditures primarily involve purchases, renewals and capability upgrades of aircraft.

On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for the Company’s 9 3/8% Series B Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of September 30, 2004, the Company was in compliance with these covenants.

On June 18, 2004, the Company amended its $50 million revolving credit facility with a commercial bank, which was scheduled to expire July 31, 2004. The amendment reduced the revolving credit facility from $50 million to $35 million, and extended the expiration date to July 31, 2006. As of September 30, 2004, the Company had borrowings of $4.9 million at an interest rate of 4.5% and $1.4 million in letters of credit outstanding under the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2004, the Company was in compliance with these covenants.

The Company believes that cash flow from operations will be sufficient to fund required working capital needs, interest payments on the Series B Senior Notes and capital expenditures for the next twelve months.

On November 1, 2004, the Company paid $9.4 million in interest on the Series B Senior Notes. Annual interest payments are approximately $19.0 million.

In addition to the above obligations, the Company has entered into a 10-year operating lease with annual lease payments of approximately $1.4 million for one transport category aircraft, which was delivered in September 2004. A second aircraft is expected to be delivered in November 2004 and the remaining two aircraft will be delivered in 2005. The Company also intends to execute an operating lease upon delivery of the remaining aircraft on terms similar to the first two aircraft.

Environmental Matters

The Company has an aggregate estimated liability of $0.3 million as of September 30, 2004 for environmental remediation costs that are probable and estimable. During the quarter, the Company received closure notifications or “No Further Action” notices from regulatory agencies with respect to three sites. Those actions resulted in a reduction in the estimated environmental liability of $0.3 million. The remaining environmental liability is related to the previous Lafayette facility vacated in 2001.

In addition, the Company has conducted environmental surveys of the Lafayette facility that it vacated in 2001, and has determined that contamination exists at that facility. Appropriate notices of the contamination have been provided to state regulatory authorities. To date, borings have been installed to determine the type and extent of contamination. Preliminary results indicate limited soil and groundwater impacts. Once the extent and type of contamination are fully defined, a risk evaluation in accordance with the Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) standard will be submitted and evaluated by Louisiana Department of Environmental Quality (“LDEQ”). At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and estimate the resulting cost of remediation. The Company has not recorded any estimated liability for remediation of contamination but, based on preliminary surveys and ongoing monitoring, the Company believes the ultimate remediation costs will not be material to the Company’s consolidated financial position and results of operations.

New Accounting Pronouncements

For a discussion of new accounting pronouncements applicable to the Company, see Note 6 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company’s Series B Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and the Company’s credit worthiness. At September 30, 2004, the market value of the notes was approximately $216.0 million.

Item 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions is for the most part covered by insurance, and the uninsured claims will not have a material adverse effect on the Company’s consolidated financial statements.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1 (i)	Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI’s Report on Form 10-Q for the quarterly period ended October 31, 1994).

(ii)	By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.1	Indenture dated April 23, 2002 among Petroleum Helicopters, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

4.2	Form of 9 3/8% Senior Note (incorporated by reference to Exhibit A of Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

10.1	Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc. Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2002).

10.2	First Amendment dated June 18, 2004, to Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc. Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)	Reports on Form 8-K On August 10, 2004, the Company filed a Form 8-K, reporting in Item 5 the Company’s earnings for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Helicopters, Inc.

November 9, 2004	By: /s/ Al A. Gonsoulin

Al A. Gonsoulin
Chairman and Chief Executive Officer

November 9, 2004	By: /s/ Michael J. McCann

Michael J. McCann
Chief Financial Officer and Treasurer