Form 10-K
period 2004-12-31
PETROLEUM HELICOPTERS INC
filed 2005-03-15
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period From ___to ___

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
Voting Common Stock
Non-Voting Common Stock
(Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: ☑ No: ☐

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $75,513,556 based upon the last sales price of the Common Stock on June 30, 2004, as reported on the Nasdaq SmallCap Market.

     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 15, 2005 was:

                    Voting Common Stock                         2,852,616 shares.
                    Non-Voting Common Stock                2,531,392 shares.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Information Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PETROLEUM HELICOPTERS, INC.

INDEX – FORM 10-K

i

PART I

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-K and other periodic reports filed by Petroleum Helicopters, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance, at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1 below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section below. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS

General

Since our inception in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and US governmental agencies such as the National Science Foundation. We also provide helicopter maintenance and repair services to certain customers. At December 31, 2004, we owned or operated approximately 221 aircraft domestically and internationally.

Availability of SEC filings and other information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of these reports are available free of charge through our web site: www.phihelico.com. These reports are available as soon as reasonably practicable after we file them with the SEC. You may also read and copy any of the materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.

Description of Operations

We operate in four business segments: Domestic Oil and Gas, Air Medical, International, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Domestic Oil and Gas. Our Domestic Oil and Gas segment operates approximately 151 owned, leased, and customer-owned aircraft from several bases or heliports in the Gulf of Mexico region. Those operations serve facilities located offshore Louisiana, Texas, Alabama, and Mississippi. Operating revenues from the Domestic Oil and Gas segment accounted for 62%, 68%, and 67% of consolidated operating revenues during the years ended December 31, 2004, December 31, 2003, and December 31, 2002, respectively.

Oil and gas exploration and production companies and other offshore oil service companies use PHI’s services primarily for routine transportation of personnel and equipment, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of our customers have entered into contracts for transportation services for a term of one year or longer, although some hire us on an “ad hoc” or “spot” basis.

Most of our Domestic Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges of up to 450 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations that are from 50 to 200 miles offshore. (See Item 2. – Properties, for specific information by aircraft model.)

Air Medical. We provide air medical transportation services for hospitals and medical programs under the independent provider model in 12 states using approximately 51 aircraft. The aircraft dedicated to this segment are specially outfitted to accommodate emergency patients and emergency medical equipment. The Air Medical segment’s operating revenues accounted for 27% of consolidated operating revenues for the year ended December 31, 2004, and 17% for each of the years ended December 31, 2003 and 2002.

International. Our International segment uses approximately 19 aircraft to provide helicopter services in Angola, Antarctica, and the Democratic Republic of Congo. Aircraft operating internationally are typically dedicated to one customer, most of which are oil and gas customers. Operating revenues from our International segment accounted for 8% of consolidated operating revenues during each of the years ended December 31, 2004, 2003, and 2002.

Technical Services. We perform maintenance and repair services at our Lafayette facility pursuant to an FAA repair station license, primarily for our existing customers that own their aircraft. The license includes authority to repair airframes, powerplants, accessories, radios, and instruments and to perform specialized services. Commencing in late 2001, we changed the strategic focus of Technical Services from providing maintenance and overhaul services to any third party customer, to providing those services only to customers of our helicopter transportation operations. We implemented this change to allow the Technical Services segment to focus on our aircraft and components.

Operating revenues from the Technical Services segment accounted for 3% of consolidated operating revenues for the year ended December 31, 2004, 7% for the year ended December 31, 2003, and 8% for the year ended December 31, 2002.

Seasonal Aspects

Seasonality affects our operations, in three principal ways: weather conditions are generally poorer in December, January, and February, tropical storms and hurricanes are prevalent in the Gulf of Mexico in late summer and early fall, and reduced daylight hours restrict our operations in winter. For a more detailed discussion of these events, see the “Adverse Weather Conditions” paragraph in the “Risk Factors” section of this Item 1. Our operating results vary from quarter to quarter, depending on seasonal factors and other factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Inventory

We carry a significant inventory of aircraft parts to support the maintenance and repair of our helicopters. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers’ and FAA specifications, and returned to inventory. The cost to refurbish these parts is expensed as incurred. We use systematic procedures to estimate the value of these used parts, which includes consideration of their condition and continuing utility. The carrying values of inventory reported in our financial statements are affected by these estimates and may change from time to time if our estimated values change.

Customers

Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Domestic Oil and Gas segment and accounted for 13%, 15%, and 17% of operating revenues for the years ended December 31, 2004, 2003, and 2002, respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.

Employees

As of December 31, 2004, we employed 1,853 full-time employees and 50 part-time employees, including approximately 500 pilots and 1,000 aircraft maintenance and support personnel. At December 31, 2003, we employed 1,684 full-time employees and 52 part-time employees.

On June 13, 2001, our domestic pilots ratified a three-year collective bargaining agreement between us and the Office & Professional Employees International Union (“OPEIU”). The agreement was effective retroactively to June 1, 2001 and remained effective through May 31, 2004. The agreement provided for automatic base pay increases for pilots and strike protection for us. Union membership under the agreement, which falls under the Railway Labor Act, is voluntary. We are currently in negotiations with the OPEIU regarding a new collective bargaining agreement.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at our facilities, and determine whether there is a need for environmental remediation based on these surveys.

Risk Factors

All phases of our operations are subject to significant uncertainties, risks, and other influences. Important factors that could cause our actual results to differ materially from anticipated results or other expectations include the following:

We are highly dependent on the offshore oil and gas industry. Approximately 76% of our 2004 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies. Our business is dependent primarily on the level of activity by the oil and gas companies, particularly in the Gulf of Mexico. Traditionally, the level of activity has fluctuated with the price of oil and gas, although current activity levels in the Gulf of Mexico are relatively low in the height of commodity prices. Additionally, the Gulf of Mexico is generally considered to be a mature area for oil and gas exploration, which may result in a continuing decrease in activity over time.

Our operations can be affected by adverse weather conditions and seasonal factors. We are subject to three types of weather-related or seasonal factors: poor weather conditions generally, the tropical storm and hurricane season in the Gulf of Mexico, and reduced daylight hours during the winter months.

Poor visibility, high winds, and heavy precipitation can affect the operation of helicopters and result in a reduced number of flight hours. A significant portion of our operating revenue is dependent on actual flight hours and a substantial portion of our direct cost is fixed. Thus, prolonged periods of adverse weather can materially and adversely affect our operating revenues and net earnings.

In the Gulf of Mexico, the months of December, January, February have more days of adverse weather conditions than the other months of the year. Also, June through November is tropical storm and hurricane season in the Gulf of Mexico, with August and September typically being the most active months. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may temporarily increase because of evacuations of offshore workers, but during the storms we are unable to operate in the area of the storm and we can incur significant expense in moving our aircraft to safer locations. In addition, as most of our facilities are located along the Gulf of Mexico coast, tropical storms and hurricanes may cause substantial damage to our property, including helicopters that we are unable to relocate.

Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently 44 of the 166 helicopters used in our oil and gas operations are equipped to fly pursuant to instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules (“VFR”).

Increased governmental regulations could increase our costs or reduce our ability to operate successfully.

Our operations are regulated by a number of federal and state agencies. All of our flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to the workplace health and safety are monitored by the federal Occupational Safety and Health Administration (“OSHA”). Also, PHI is subject to various federal and state environmental statutes that are discussed separately in the “Environmental Matters” section below.

The FAA has jurisdiction over many aspects our business, including personnel, aircraft, and ground facilities. We are required to have an Air Taxi Certificate, granted by the FAA, to transport personnel and property in our helicopters. This certificate contains operating specifications that allow us to conduct our present operations, but it is potentially subject to amendment, suspension, or revocation in accordance with procedures set forth in the Federal Aviation Act. We are not required to file tariffs showing rates, fares, and other charges with the FAA. The FAA is responsible for ensuring that we comply with all FAA regulations relating to the operation of our aviation business. The FAA conducts regular inspections regarding the safety, training and general regulatory compliance of our US aviation operations. Additionally, the FAA requires us to file reports confirming our continued compliance.

FAA regulations require that at least 75% of our voting securities be owned or controlled by citizens of the United States or one of its possessions, and that the president and at least two-thirds of our directors be United States citizens. Currently, our president and all of our directors are United States citizens, and our organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

We are subject to significant regulatory oversight by OSHA and similar state agencies. We have an extensive health, safety, and environmental program. The primary functions of our safety staff are to develop and improve company policies so that they meet or exceed the safety standards set by OSHA, to train company personnel, and to make inspections of safety procedures to ensure their compliance with company policies on safety. Employees are required to attend safety-training meetings at which the importance of full compliance with safety procedures is emphasized. We believe that we meet or exceed all OSHA requirements and that our operations do not expose our employees to unusual health hazards.

We are also subject to the Communications Act of 1934 because of our ownership and operation of a radio communications flight following network throughout the Gulf of Mexico.

Numerous other federal statutes and rules regulate our offshore operations and those of our customers, pursuant to which the federal government has the ability to suspend, curtail, or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on us. A substantial modification of current offshore operations could adversely affect the economics of such operations and result in reduced demand for helicopter services.

The helicopter services business is highly competitive.

Our business is highly competitive in each of our markets. Many of our contracts are awarded after competitive bidding, and the competition for those contracts is generally intense. The principal aspects of competition are safety, price, reliability, availability, and service.

We are a leading operator of helicopters in the Gulf of Mexico. We have two major competitors and several small competitors operating in the Gulf of Mexico and certain of our customers and potential customers operate their own helicopter fleets. However, oil and gas companies traditionally contract for most specialty services associated with offshore operations, including transportation services.

Our Air Medical segment competes for business under both the independent provider model and the hospital-based model. Under the independent provider model, we obtain the necessary local approvals to position an aircraft and personnel in a community and respond on demand to individuals requiring transport for medical reasons. Under that model, we are paid by either a commercial insurance company, a federal or state agency, or the patient. Under the hospital-based model, we contract directly with the hospital, work only for it and are paid only by the hospital based on contracted service rates.

These contracts are typically awarded on a competitive bid basis. We compete against national firms, and there is usually more than one competitor in each local market.

Our International segment primarily serves customers in the oil and gas industry. Most of our international contracts are subject to competitive bidding, and certain of our principal competitors domestically also compete internationally. In addition, there is one additional major competitor internationally that does not compete domestically. Typically, in each international area there are firms that compete only in that region.

Our Technical Services segment competes regionally and nationally against various small and large repair centers in the United States and Canada. Competition has increased with aggressive pricing and acquisition moves by several service providers and original equipment manufacturers and their subsidiaries.

Our international operations are subject to political, economic and regulatory uncertainty. Our International operations are subject to a number of risks inherent in any international operations including (i) political, social, and economic instability; (ii) potential seizure or nationalization of assets; (iii) import-export quotas; and (iv) other forms of governmental regulation.

Although our contracts to provide services internationally generally provide for payment in US dollars, to the extent that we make investments in foreign assets or receive revenues in currencies other than US dollars, the value of our assets and income could be adversely affected by fluctuations in the value of local currencies.

Additionally, competitiveness in international market areas may be adversely affected by regulations, including regulations requiring (i) the awarding of contracts to local contractors, (ii) the employment of local citizens, and (iii) the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local ownership.

We are currently negotiating a new collective bargaining agreement covering our pilots. We are currently in negotiations with the Office of Professional Employees International Union (“OPEIU”) regarding a new collective bargaining agreement. The prior agreement expired on May 31, 2004. We cannot predict the outcome of these negotiations nor when they might be concluded and such negotiations may result in an agreement that will materially increase our operating costs. Failure to reach an agreement could result in job actions that could disrupt our operations.

We depend on a small number of large oil and gas industry customers for a significant portion of our revenues. We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, would have a material adverse effect on business and operations. For more information on customer concentration, see “Customers” above.

Helicopter operations involve risks that may not be covered by our insurance or may increase the cost of our insurance. The operation of helicopters inherently involves a high degree of risk. Hazards such as aircraft accidents, collisions, fire, and adverse weather are hazards that must be managed by providers of helicopter services and may result in (i) loss of life, (ii) serious injury to employees and third parties, and (iii) losses of equipment and revenues. A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider.

We maintain hull and liability insurance on our aircraft, which insures us against physical loss of, or damage to, our aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation, and nationalization insurance for our aircraft involved in international operations. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to our insurance. Our aircraft are not insured for loss of use. While we believe that our insurance and indemnification arrangements provide reasonable protection for most foreseeable losses, they do not cover all potential losses and are subject to deductibles, retentions, coverage limits and coverage exceptions such that severe casualty losses, or the expropriation or confiscation of significant assets could materially and adversely affect our financial condition or results of operations.

Our Chairman and Chief Executive Officer is also our principal stockholder and has voting control of the Company. Al A. Gonsoulin, beneficially owns stock representing approximately 52% of our total voting power. As a result, he exercises control over the election of our directors and the outcome of most matters requiring a stockholder vote.

We do not pay dividends. We have not paid any dividends on our common stock since 1999 and do not anticipate that we will pay any dividends on our common stock in the foreseeable future.

Our stock has a low trading volume. Our voting (PHEL) and non-voting (PHELK) common stock are listed on the Nasdaq SmallCap Market (“Nasdaq”). However, neither class of shares has substantial trading volume. Because of this limitation, among others, a shareholder may not be able to sell shares of our common stock at the time, in the amounts, or at the price desired.

ITEM 2. PROPERTIES

Aircraft

Information regarding our owned and leased aircraft fleet as of December 31, 2004 is set forth in the following table:

		Number			Cruise Speed	Appr. Range
Manufacturer	Type	in Fleet	Engine	Passengers	(mph)	(miles)(2)
Light Aircraft
Bell	206 / 407	106	Turbine	4 – 6	103 – 144	300 – 420
Eurocopter	BK-117 / BO-105	21	Twin Turbine	4 – 6	135	255 – 270
Aerospatiale	AS350 B2 / B3	22	Turbine	5	140	337 – 385

Medium Aircraft
Bell	212 (1)/222(1)
	230 (1) / 412 (1)	29	Twin Turbine	8 – 13	115 – 160	300 – 370
Sikorsky	S-76 (1) A, A++, C+	17	Twin Turbine	12	150	400

Transport Aircraft
Bell	214ST (1)	4	Twin Turbine	18	155	450
Sikorsky	S-92A(1)	2	Twin Turbine	19	160	510

Miscellaneous Aircraft
Kaman	K-Max K-1200	1	Turbine	1	100	225

	Total Helicopters	202

Fixed Wing
Rockwell (3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Cessna (4)	Conquest 441 (1)	3	Turboprop	6	330	1,200

	Total Fixed Wing	5

	Total Aircraft	207

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1. “Business – Risk Factors, Adverse weather conditions/Seasonality.”

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Aircraft used for corporate purposes.

(4)	Aircraft used in the Air Medical segment.

Of the 207 aircraft listed, we own 203 and lease 4. Additionally, we operate 14 aircraft owned by customers that are not reflected in the above table. In total, we own or operate 221 aircraft.

We sell aircraft whenever they (i) become obsolete or (ii) do not fit into future fleet plans.

Facilities

Our principal facilities are located on property leased from The Lafayette Airport Commission at the Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28 acres and two buildings, with an aggregate of approximately 256,000 square feet, housing our main operational, executive, and administrative offices and the main repair and maintenance facility. The lease for this new facility expires in 2021 and contains three five-year renewal options following the expiration date.

We own our Boothville, Louisiana operating facility. The property has a 23,000 square foot building, a 7,000 square foot hangar, and landing pads for 35 helicopters.

We also lease property for an Executive and Marketing office in Houston, Texas and 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2008	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	Options to extend to June 30, 2018

Intracoastal City (Louisiana)	December 31, 2006	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2010

Houma-Terrebonne Airport (Louisiana)	August 31, 2005	14 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Four renewal options to extend for one year each

Galveston (Texas)	May 31, 2021	4 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	May 31, 2006	8 acres	Operational and maintenance facilities, landing pads for 10 helicopters	Facility under three separate leases, of which two contain options to extend thru 2026 and 2028.

Our other operations-related facilities in the United States are located at New Orleans, Cameron, and Lake Charles, Louisiana; at Port O’Connor, Sabine Pass, and Rockport, Texas; and at Theodore, Alabama.

We also operate from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.

We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 5,000 square feet of hangar space and 26,000 square feet of office space. The leases extend through 2007 and 2009 with options to extend for two to ten years. Other Air Medical bases are located in California, Indiana, Kentucky, New Mexico, Texas and Virginia. Other bases for our International and other Air Medical operations are generally furnished by customers.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our voting and non-voting common stock trades on The Nasdaq Stock Market, SmallCap Issuers under the symbols PHEL and PHELK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by Nasdaq, for our voting and non-voting common stock for the fiscal quarters indicated.

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2004 to March 31, 2004	$30.46	$23.00	$27.00	$22.50
April 1, 2004 to June 30, 2004	27.60	18.55	26.50	18.61
July 1, 2004 to September 30, 2004	24.69	19.08	23.15	19.30
October 1, 2004 to December 31, 2004	26.49	22.25	25.99	20.77

January 1, 2003 to March 31, 2003	$30.13	$26.44	$29.90	$26.30
April 1, 2003 to June 30, 2003	31.96	24.41	30.15	24.35
July 1, 2003 to September 30, 2003	34.50	26.83	33.25	27.01
October 1, 2003 to December 31, 2003	32.58	23.01	30.00	23.75

We have not paid dividends since 1999 and do not expect to pay dividends in the foreseeable future.

In addition, the indenture governing our 9 3/4% Series B Senior Notes due 2009 and our revolving credit facility with a commercial bank restrict the payment of dividends. See Item 8. “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements, Note 3.

As of February 15, 2005, there were approximately 1,002 holders of record of our voting common stock and 70 holders of record of our non-voting common stock.

Information regarding our stock based compensation plan is included in Item 8, Notes to Consolidated Financial Statements Note (5) EMPLOYEE BENEFIT PLANS – Stock Based Compensation.

On April 23, 2002, we issued $200 million in principal amount of 9 3/8% Series A Senior Unsecured Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for our 9 3/8% Series B Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2004, we were in compliance with these covenants.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statement and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

			Year Ended
			December 31,
	2004	2003	2002	2001	2000
	(Thousands of dollars)
Income Statement Data
Operating revenues	$291,308	$269,392	$283,751	$282,437	$236,843
Net earnings (loss)	3,972	1,139	9,231	11,020	(12,294)
Net earnings (loss) per share
Basic	0.74	0.21	1.73	2.12	(2.38)
Diluted	0.72	0.21	1.70	2.08	(2.38)
Cash dividends declared per share	—	—	—	—	—

Balance Sheet Data (1)
Total assets	$394,173	$377,454	$366,707	$225,645	$222,755
Total debt	210,275	202,000	200,000	66,616	74,819
Working capital	88,716	70,300	72,751	46,987	41,547
Shareholders’ equity	109,975	105,993	104,854	91,872	81,622

(1)	As of the end of the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements for the years ended December 31, 2004, December 31, 2003, and December 31, 2002 and the related Notes to Consolidated Financial Statements.

Overview

Operating revenues for 2004 were $291.3 million compared to $269.4 million for 2003, an increase of $21.9 million. Operating revenues in the Air Medical segment increased $30.8 million, or 66%, due to the additional Air Medical operations established during the year, further discussed below. In addition, the International segment had an increase of $3.1 million in operating revenues due to an increase in rates and flight hours. These amounts were offset in part by a decrease in Technical Services operating revenues of $8.2 million due to completion of that segment’s principal contract during the year. Domestic Oil and Gas operating revenues also decreased $3.7 million due to a decrease in flight hours to 100,814 for 2004 compared to 114,769 in 2003, which resulted from a decrease in activities in the Gulf of Mexico by our customers.

Total flight hours were 136,280 for 2004 compared to 141,127 for 2003, a decrease of 3%. All of the decrease occurred in the Domestic Oil and Gas segment, but was largely offset by increases of 8,053 hours in the Air Medical segment and 1,055 hours in the International segment. The number of aircraft at December 31, 2004, was 221 compared to 225 at December 31, 2003. Aircraft in the Domestic Oil and Gas segment decreased by 13, and aircraft in the Air Medical segment increased by nine.

Direct operating expense was $245.4 million in 2004 compared to $230.2 million for 2003, an increase of $15.2 million, or 7%. Air Medical direct expense increased $34.9 million due to the increased operations. This amount was offset in part by a decrease in the Domestic Oil and Gas segment of $12.2 million due to additional insurance premium cost in the prior year ($3.1 million), termination of certain manufacturer warranty agreements ($3.2 million) and a reduction in recurring warranty expense ($3.0 million). There was also a decrease in flight hours and fewer aircraft in that segment. In addition, there was a decrease of $2.4 million in the International segment due to a decrease in aircraft component repairs, and a decrease of $5.1 million in Technical Services segment due to reduced labor and parts costs resulting from completion of its principal contract.

Selling, general and administrative expense was $21.0 million for 2004 compared to $20.0 million for 2003, an increase of $1.0 million, all of which was due to the expansion in the Air Medical segment.

As discussed in the September 30, 2004, Form 10Q, the expansion of the Air Medical segment continued into late 2004, and we also plan to continue the expansion in 2005. Operating revenues from the new locations were $29.9 million for 2004. This is further discussed in the segment detail, Air Medical operations.

Late in 2004, we took delivery of two transport category aircraft which will be placed in service in the Domestic Oil and Gas segment in the first quarter 2005. We will take delivery of two additional transport category aircraft with a total cost of $32.1 million in the second quarter of 2005, also to be placed in service in the Domestic Oil and Gas segment. Based on customer commitments in that segment, we have placed orders for another nine medium and light aircraft with a total cost of $46 million. Additionally, we expect to continue the expansion of the Air Medical segment in 2005 and have placed orders for eight aircraft for that segment at a cost of $29 million. These plans are further discussed in the Liquidity and Capital Resources of Management’s Discussion and Analysis.

Results of Operations

The following table presents segment operating revenues, expense and operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2004, 2003 and 2002:

		Year Ended
		December 31,
	2004	2003	2002
	(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$180,102	$183,849	$189,480
Air Medical	77,476	46,674	48,664
International	24,342	21,247	22,474
Technical Services	9,388	17,622	23,133

Total operating revenues	291,308	269,392	283,751

	—	—	—
Segment direct expense
Domestic Oil and Gas	151,107	163,328	161,711
Air Medical	67,664	32,782	34,223
International	18,668	21,093	20,568
Technical Services	7,935	13,026	18,687

Total direct expense	245,374	230,229	235,189

Segment selling, general and administrative expense
Domestic Oil and Gas	1,499	1,494	795
Air Medical	6,525	4,480	1,978
International	49	214	146
Technical Services	12	12	149

Total selling, general and administrative expense	8,085	6,200	3,068

Total direct and selling, general and administrative expense	253,459	236,429	238,257

Net segment profit
Domestic Oil and Gas	27,496	19,027	26,974
Air Medical	3,287	9,412	12,463
International	5,625	(60)	1,760
Technical Services	1,441	4,584	4,297

Total	37,849	32,963	45,494

Other, net (1)	2,961	2,674	2,261
Unallocated selling, general and administrative costs	(12,949)	(13,783)	(15,121)
Interest expense	(20,109)	(19,952)	(17,250)

Earnings before income taxes	$7,752	$1,902	$15,384

		Year Ended
		December 31,
	2004	2003	2002
	(Thousands of dollars)
Flight hours
Domestic Oil and Gas	100,814	114,769	136,237
Air Medical	19,595	11,542	15,780
International	15,871	14,816	18,292
Other	—	—	153

Total	136,280	141,127	170,462

Aircraft operated at period end
Domestic Oil and Gas	151	164	190
Air Medical	51	42	26
International	19	19	20

Total (2)	221	225	236

(1)	Including gains on disposition of property and equipment, and other income.

(2)	Includes 14, 14, and 13 aircraft as of December 31, 2004, 2003 and 2002, respectively that are customer owned or leased by customers.

Year Ended December 31, 2004 compared with Year Ended December 31, 2003

Combined Operations

Revenues – Operating revenues for 2004 were $291.3 million compared to $269.4 million for 2003, an increase of $21.9 million. Operating revenues in the Air Medical segment increased $30.8 million, due to the additional operating locations, and there was also an increase of $3.1 million in operating revenues in the International segment. These amounts were offset in part by a decrease in the Technical Services segment and in the Domestic Oil and Gas segment. These items are discussed below in the Segment Discussion.

Other Income and Losses – Gain (loss) on equipment dispositions was $2.6 million for 2004 compared to $2.0 million for 2003. Gain (loss) on equipment dispositions is related to dispositions of aircraft.

Direct Expenses – Direct expense was $245.4 million for 2004 compared to $230.2 for 2003, an increase of $15.2 million. The increase was due to the increased Air Medical operations ($34.9 million), offset by decreases in all other business segments particularly Domestic Oil and Gas ($12.2 million). These items are further discussed in the Segment Discussion.

Selling, General, and Administrative Expenses – Selling, general and administrative expense was $21.0 million for 2004 compared to $20.0 million for 2003, an increase of $1.0 million. The increase is due to an increase in the Air Medical segment ($2.0 million) due to the expansion mentioned above. This amount was offset in part by a decrease in corporate administration costs of $0.8 million due primarily to decreases in consulting expense.

Income Taxes – Income tax expense for 2004 was $3.8 million, compared to $0.8 million for 2003. The effective tax-rate was 49% for 2004 compared to 40% for 2003. Included in the 2004 provision was $0.7 million related to foreign taxes paid for which we cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from accelerated tax depreciation expense deductions as a result of the aircraft purchased in 2002 and 2003.

Earnings – Our net earnings for 2004 were $4.0 million, compared to $1.1 million for 2003. Earnings before tax for 2004 were $7.8 million compared to $1.9 million in 2003. Earnings per diluted share were $0.72 for 2004 as compared to $0.21 per diluted share for 2003.

Segment Discussion

Domestic Oil and Gas – Domestic Oil and Gas segment revenues were $180.1 million for 2004 compared to $183.8 million for 2003, a decrease of $3.7 million or 2%. The decrease was due to a decrease in flight hours in the Gulf of Mexico. Flight hours were 100,814 for 2004 compared to 114,769 for 2003, a decrease of 13,955 hours which resulted from a decrease in activities in the Gulf of Mexico by our customers. The number of aircraft in the segment at December 31, 2004 was 151 compared to 164 aircraft at December 31, 2003. In late 2004, we took delivery of two heavy transport category aircraft that we expect to place in service in the first quarter of 2005. We have two additional heavy transport aircraft scheduled for delivery in the second quarter of 2005 and nine other aircraft on order and scheduled for delivery throughout 2005 to meet customer requirements.

Direct expenses in the Domestic Oil and Gas segment were $151.1 million for the year ended December 31, 2004 compared to $163.3 million for the year ended December 31, 2003, a decrease of $12.2 million. Employee compensation decreased $1.5 million due primarily to pilots and mechanics being transferred to the Air Medical segment and also due to severance pay recorded in the prior year ($0.7 million). Manufacturer warranty expense decreased $6.2 million due to a nonrecurring credit related to the termination of certain manufacturer warranty agreements ($3.2 million), and a reduction in recurring warranty expense ($3.0 million) as a result of the termination. The termination of these agreements is expected to have a slightly favorable impact to direct expense in future periods. There was also a net decrease due to additional insurance premium costs incurred in 2003 ($3.1 million). Aircraft parts usage decreased $2.8 million due to the decrease in flight hour activity. There was an increase in fuel cost ($1.6 million) and a decrease in other items, net, of $0.2 million.

The Domestic Oil and Gas segment operating income was $27.5 million for 2004 compared to $19.0 million for 2003. The increase was due to the decrease in direct expense as discussed above.

Air Medical – Air Medical segment revenues were $77.5 million for 2004 compared to $46.7 million for 2003. The increase was due to the additional operations established in 2004. Flight hours were 19,595 for 2004 compared to 11,542 for 2003. The number of aircraft in the segment was 51 at December 31, 2004, compared to 42 at December 31, 2003. In addition, we ordered eight additional aircraft to be delivered throughout 2005, as we continue to expand the Air Medical segment.

As mentioned, the expansion in the Air Medical segment continued late into 2004, and we also plan to continue that expansion into 2005. To date, 24 new Air Medical operating locations have been established since December 2003. Operating revenues in 2004 from the new locations were $29.9 million.

The additional Air Medical operations are established under the independent provider model whereby we respond to individual patient demands for air transport services and are paid by either a commercial insurance company, federal or state agency, or the patient.

Direct expenses in the Air Medical segment more than doubled to $67.7 million for December 31, 2004 compared to $32.8 million for December 31, 2003, due to the increased operations mentioned above. Employee cost increased ($21.4 million) due to increased personnel, aircraft depreciation increased ($3.4 million) due to an increase in the number of aircraft, aircraft parts usage increased ($0.6 million) and manufacturer warranty expense increased due to additional aircraft ($0.6 million), operating base expense increased ($3.4 million) due to additional bases established, fuel cost increased ($1.4 million) due to increased flight hours, insurance cost increased ($0.9 million), costs related to billing and collection services increased ($2.2 million), and other items, net, increased ($1.0 million).

Selling, general and administrative expense increased to $6.5 million for 2004 compared to $4.5 million for 2003, because of the increased operations as additional supervisory and management personnel were added.

The Air Medical segment operating income was $3.3 million for December 31, 2004 compared to $9.4 million for December 31, 2003. The decrease was due to increased direct expense and increased selling, general and administrative expense related to the expansion of operations. There was a loss of $2.7 million related to the additional operations that commenced in 2004. We expect that these additional operations will be profitable in 2005. The decrease in operating income was also due to the increased selling, general, and administrative expense.

International – International segment revenues were $24.3 million for 2004, compared to $21.2 million for 2003, an increase of $3.1 million. The increase was due to increased flight hours and rates in 2004. Flight hours increased to 15,871 for 2004 as compared to 14,816 for 2003, but the number of aircraft in the segment was unchanged at 19 for both periods.

Direct expenses were $18.7 million for the year ended December 31, 2004 compared to $21.1 million for the year ended December 31, 2003, a decrease of $2.4 million. There was a decrease in aircraft component repairs ($1.8 million), and a decrease in employee compensation ($0.6 million).

Selling, general and administrative expense was less than $0.1 million for 2004 compared to $0.2 million for 2003.

International segment operating income for 2004 was $5.6 million compared to a loss of less than $0.1 million for 2003. The improvement was due to the increase in operating revenue and the decrease in direct expense, as discussed above.

Technical Services – Technical Services segment revenues for 2004 were $9.4 million compared to $17.6 million for 2003. The decrease in Technical Services revenues was due to completion of its principal contract in the third quarter 2004.

Direct expenses declined to $7.9 million for December 31, 2004 compared to $13.0 million for December 31, 2003 due to completion of the contract.

The Technical Services segment had operating income of $1.4 million for December 31, 2004, compared to $4.6 million for December 31 2003. The decrease was due to completion of the contract mentioned above.

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

Combined Operations

Revenues – Operating revenues for 2003 were $269.4 million compared to $283.8 million for 2002, a decrease of $14.4 million. The decrease was due to a decrease in Technical Services segment revenue ($5.5 million) due to completion of a contract in 2002 for the upgrade and refurbishment of two aircraft, and also due to a decrease in revenue in the Domestic Oil and Gas segment ($5.6 million) resulting from a decrease in flight hours to 114,769 in 2003 compared to 136,237 in 2002. The effect in 2003 of customer rate increases implemented in 2002 offset in part the decrease in flight hours in the Domestic Oil and Gas segment. The decrease in flight hours was due to decreases in activity in the Gulf of Mexico by our customers. There was also a net decrease in Air Medical operating revenues ($2.0 million) resulting from the termination of certain traditional Air Medical contracts that were hospital-based, offset in part by an increase in the average rate for patient transports under independent provider model. (Under independent provider model, we respond to individual patient demands for air transport services and are paid by either a commercial insurance company, a federal or state agency, or the patient.) There was also a decrease in the International segment operating revenues ($1.2 million) due to a decrease in flight hour activity.

Flight hours were 141,127 for 2003 compared to 170,462 for 2002, a decrease of 29,335 hours. The number of aircraft at December 31, 2003 was 225 compared to 236 at December 31, 2002.

Other Income and Losses – Gain (loss) on equipment dispositions was $2.0 million for 2003 compared to $0.6 million for 2002, an increase of $1.4 million. This increase was due to the sale or disposal of aircraft.

Other income was $0.7 million for 2003 compared to $1.7 million for 2002. Included in 2002 was a gain ($0.7 million) related to the favorable settlement in 2002 of a note receivable from a previous joint venture sold in 2001.

Direct Expenses – Direct expense was $230.2 million for 2003 compared to $235.2 million for 2002, a decrease of $5.0 million. The decrease was due to a decrease in aircraft parts usage and in component repairs ($6.5 million), due primarily to decreased flight activity, a decrease in helicopter rent ($5.3 million) due to the purchase of leased aircraft in 2002, and a decrease in Technical Services’ segment costs ($5.7 million) due to completion in 2002 of a contract for the upgrade and refurbishment of two aircraft. These decreases were offset in part by a net increase in employee compensation due to increases in compensation rates ($3.7 million), net severance charges recorded in 2003 compared to 2002 ($0.7 million), an increase in depreciation expense due to the purchase of previously leased aircraft in 2002 ($3.6 million), an increase in insurance expense ($3.1 million) due to higher premiums related to loss experience, and an increase in costs at operational field bases which includes various supplies, base repairs, and other operating costs, ($1.0 million).

Included in the direct expense cost categories above, is $1.7 million in total related to implementation of additional Air Medical operations.

Selling, General, and Administrative Expenses – Selling, general and administrative expense was $20.0 million for 2003 compared to $18.2 for 2002. The increase was due to an increase in the Air Medical segment ($2.5 million) as we expanded operations, which necessitated additional management and supervisory personnel and other related expenditures.

Interest Expense – Interest expense increased to $20.0 million for 2003 compared to $17.3 million for 2002 due to interest on our Series B Senior Notes, which were issued in April 2002.

Income Taxes – Income tax expense for 2003 was $0.8 million, compared to $6.2 million for 2002. The effective tax-rate was 40% for both years.

Earnings – Our net earnings for 2003 were $1.1 million, compared to $9.2 million for 2002. Earnings before tax for 2003 were $1.9 million compared to $15.4 million in 2002. Earnings per diluted share were $0.21 as compared to $1.70 per diluted share for 2002. The decline in domestic flight hours, the additional costs associated with the Air Medical expansion, and the increase in interest expense were the principal reasons for the earnings decline.

Segment Discussion

Effective July 1, 2002, we no longer allocate interest expense to our segments when evaluating operating performance. All results prior to July 1, 2002 have been restated to remove interest expense from the segment operating results.

Domestic Oil and Gas – Domestic Oil and Gas segment revenues were $183.8 million for 2003, compared to $189.5 million for 2002, a decrease of $5.7 million. This decrease was due to a decrease in flight hours to 114,769 in 2003 from 136,237 in 2002. The financial effect of the reduction in flight hours was partially offset by the effects in 2003 of customer rate increases implemented in 2002. The decrease in flight hours was due to decreases in activity in the Gulf of Mexico by our customers. The number of aircraft in the segment at December 31, 2003 was 164 compared to 190 at December 31, 2002.

Direct expenses in the segment were $163.3 million for the year ended December 31, 2003 compared to $161.7 million for the year ended December 31, 2002. Employee compensation cost increased $3.7 million due primarily to increases in compensation rates for pilots and mechanics and to the reassignment of pilots and mechanics from the Air Medical segment to the Domestic Oil and Gas segment resulting from the termination of certain Air Medical contracts following proposed rate increases by us. In the fourth quarter 2003, some pilots and mechanics were transferred back to the Air Medical segment with the addition of other Air Medical operations. There was also a net increase in severance costs in 2003 compared to 2002 ($0.7 million). In addition, depreciation expense increased ($5.6 million) due to the purchase of leased aircraft in 2002, and insurance cost increased ($3.4 million) due to additional premiums related to loss experience. These amounts were partially offset by a decrease in aircraft parts usage and component repairs ($7.0 million), and a decrease in helicopter rent due to the purchase of previously leased aircraft ($4.7 million). Additionally, there was a decrease due to other items, net ($0.2 million).

Selling, general and administrative expense was $1.5 million for 2003 compared to $0.8 million for 2002. The increase was due to an increase in operational field base supplies and repairs at field bases.

The Domestic Oil and Gas segment operating income decreased ($7.9 million) due primarily to the decrease in flight hour activity, and the increase in costs.

Air Medical – Air Medical segment revenues were $46.7 million for 2003 compared to $48.7 million for 2002. The decrease was due to the termination of certain hospital-based contracts as a result of proposed increases in rates. This decrease was offset in part by an increase in rates on remaining Air Medical operations. The number of aircraft in the segment was 42 at December 31, 2003, compared to 26 at December 31, 2002. Of the 42 aircraft at December 31, 2003, 13 were added late 2003.

Direct expenses were $32.8 million for December 31, 2003 compared to $34.2 million for December 31, 2002. Direct expense decreased due to the termination of certain hospital-based contracts, which resulted in decreases in aircraft parts usage ($0.9 million), aircraft rent ($0.6 million), and depreciation ($0.2 million). In addition, there was an increase in other items, net ($0.3 million).

Selling, general and administrative expense was $4.5 million for 2003 compared to $2.0 million for 2002. The increase of $2.5 million was due to increased operations related to implementation of additional community-based operations under which the patient or the patient’s insurance carrier is invoiced for services. This increase was specifically in employee compensation cost due to increased management and supervisory personnel which are charged to selling, general and administrative expense. There were also increased costs related to additional office locations.

The Air Medical segment operating income was $9.4 million for December 31, 2003 compared to $12.5 million for December 31, 2002. The decrease was due primarily to increased direct expense and increased selling, general and administrative expense related to implementation of additional Air Medical operations.

International – International segment revenues were $21.2 million for 2003, compared to $22.5 million for 2002. The decrease was due to the decrease in flight hours. Flight hours were 14,816 for 2003 as compared to 18,292 for 2002. The number of aircraft in the segment was 19 at December 31, 2003 and 20 at December 31, 2002.

Direct expenses were $21.1 million for the year ended December 31, 2003 compared to $20.6 million for the year ended December 31, 2002. There was an increase in component repairs during 2003 ($1.4 million), offset in part by a decrease in depreciation expense ($0.9 million) due to fewer aircraft in the segment in 2003.

Selling, general and administrative expense was $0.2 million for 2003 compared to $0.1 million for 2002. The increase was less than $0.1 million and was due primarily to increased travel.

International segment operating loss for 2003 was less than $0.1 million compared to operating income of $1.8 million in 2002. The decrease in flight activity and increase in cost accounted for the change.

Technical Services – Technical Services segment revenues for 2003 were $17.6 million compared to $23.1 million for 2002. The decrease was related to revenue from a contract for the refurbishment and upgrade of two aircraft completed in the first half of 2002.

Direct expenses were $13.0 million for December 31, 2003 compared to $18.7 million for December 31, 2002. The decrease ($5.7 million) was due to the contract termination previously mentioned.

Selling, general and administrative expense was less than $0.1 million for December 31, 2003, compared to $0.1 million for December 31, 2002.

The Technical Services segment had operating income of $4.6 million for December 31, 2003, compared to $4.3 million for December 31 2002. The increase was due to an increase in rates on a continuing contract.

Liquidity and Capital Resources

Our cash position at December 31, 2004 was $18.0 million, compared to $19.9 million at December 31, 2003. Working capital was $88.7 million at December 31, 2004, as compared to $70.3 million at December 31, 2003, an increase of $18.4 million. The increase in accounts receivable related to the increased Air Medical operations account for this increase.

Net cash provided by operating activities was $10.9 million for 2004 compared to $29.4 million for 2003. The decrease in net cash provided by operating activities was due to the increase in accounts receivable related to the increased operations in the Air Medical segment. Capital expenditures were $33.9 million for 2004 compared to $36.9 million for 2003. Gross proceeds from aircraft sales were $14.4 million for 2004 compared to $7.6 million for 2003.

On April 23, 2002, we issued $200 million in principal amount of 9 3/8% Series A Senior Unsecured Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for our 9 3/8% Series B Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2004, we were in compliance with these covenants.

On June 18, 2004, we amended our $50 million revolving credit facility with a commercial bank, which was scheduled to expire July 31, 2004. The amendment reduced the revolving credit facility from $50 million to $35 million, and extends the expiration date to July 31, 2006. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2004, we were in compliance with these covenants.

We believe that cash flow from operations will be sufficient to fund operating requirements and required interest payments on the Notes for the next twelve months. We expect to finance the acquisition of new aircraft, discussed below, with operating leases, the issuance of debt or equity securities or some combination thereof.

The table below sets out our contractual obligations related to operating lease obligations, notes payable and the Senior Notes issued in 2002. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease four aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2005	2006	2007	2008	2009	2009
	(Thousands of dollars)
Purchase commitments (1)	$107,100	$107,100	$—	$—	$—	$—	$—

Aircraft lease obligations	31,051	3,003	3,003	3,004	3,004	3,004	16,033

Facility lease obligations	18,826	2,547	2,188	1,681	1,410	1,027	9,973

Notes payable	2,000	2,000	—	—	—	—	—

Long term debt	208,275	—	8,275	—	—	200,000	—

	$367,252	$114,650	$13,466	$4,685	$4,414	$204,031	$26,006

(1)	These commitments are for aircraft for which we intend to execute an operating lease or obtain other external financing. These commitments are discussed below.

Estimated interest costs on the debt obligations set forth above, without considering any additional debt that may be obtained relative to purchase commitments for aircraft, are as follows (in thousands): 2005 – $20,099, 2006 – $19,869, 2007 – $19,869, 2008 – $19,869, and 2009 – $6,549.

In 2004, we took delivery of two transport category aircraft and entered into a 10-year operating lease with annual payments of approximately $1.4 million annually for each aircraft. We also exercised our option to acquire two additional transport category aircraft due to customer commitments. These aircraft are scheduled for delivery in the second quarter of 2005. The cost of these additional two aircraft is $32.1 million. In addition, we have an option to acquire two additional transport category aircraft from the same manufacturer, which would be exercised based on customer requirements.

Based on customer commitments in the Domestic Oil and Gas segment, we placed orders for nine additional aircraft. The cost of these aircraft is $46.0 million with deliveries scheduled in 2005 and the first quarter 2006.

Additionally, we will continue the expansion of the Air Medical operations in 2005, and have placed orders for an additional eight aircraft. The cost of these aircraft is $29.0 million and deliveries are scheduled throughout 2005.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, inventory valuation, long-lived assets and self-insurance liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

The allowance for doubtful accounts receivable is estimated based on an evaluation of individual customer financial strength, current market conditions, and other information. If our evaluation of our significant customers’ and debtors’

creditworthiness should change or prove incorrect, then we may have to recognize additional allowances in the period that it identifies the risk of loss.

We maintain inventory to service our own aircraft and the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components and reworked to a useable condition. We use systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If our valuation of these parts should be significantly different from amounts ultimately realizable or if we discontinue using or servicing certain aircraft models, then we may have to record a write-down of our inventory. We also record provisions against inventory for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. If we fail to identify such parts, additional provisions may be necessary.

Our principal long-lived assets are aircraft. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When an asset is determined to be impaired, we recognize the impairment amount, which is measured by the amount that the carrying value of the asset exceeds fair value. Similarly, we report assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

We must make estimates for certain of our liabilities and expenses, losses, and gains related to self-insured programs, insurance deductibles, and good-experience premium returns. Our group medical insurance program is largely self-insured, and we use estimates to record its periodic expenses related to that program. We also carry deductibles on our workers’ compensation program and aircraft hull and liability insurance and poor experience or higher accidents rates could result in additional recorded losses.

New Accounting Pronouncements

For a discussion of new accounting pronouncements applicable to the Company, see Note 1 to the Financial Statements.

Environmental Matters

We have an aggregate estimated liability of $0.3 million as of December 31, 2004 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of the former Lafayette facility, which we vacated in 2001, and have determined that limited soil and ground water contamination exists at the facility. Groundwater monitoring wells have been installed. Periodic monitoring and reporting are being conducted. In May, 2003 PHI submitted a Louisiana Risk Evaluation/Corrective Action Plan (RECAP) standard Site Assessment Report to the Louisiana Department of Environmental Quality (LDEQ) fully defining the extent and type of contamination. Once LDEQ completes its review of the site assessment and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However, we have not recorded any estimated liability for remediation of contamination and, based on the May, 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the Lafayette facility will not be material to our consolidated financial position, results of operation or liquidity. During 2004, LDEQ advised us that groundwater contaminants impacting monitor wells at our Lafayette Heliport were originating from an off-site location and that PHI would not be required to perform further monitoring at the site.

Also during 2004, the Texas Commission on Environmental Quality (TCEQ) agreed that remediation of the Rockport, Texas facility was at a point at which site closure has been granted and no further action would be required. Final documents granting closure will be issued by TCEQ during the first quarter of 2005. These two developments resulted in a reduction of the environmental reserves of $0.2 million during 2004.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with interest rates and prior to April 23, 2002, made limited use of derivative financial instruments to manage that risk. When used, all derivatives for risk management are closely monitored by our senior management. We do not hold derivatives for trading purposes and we do not use derivatives with leveraged or complex features. Derivative instruments are transacted either with creditworthy major financial institutions or over national exchanges.

On April 23, 2002, we paid our Terminated Loan Agreement. The Terminated Loan Agreement had variable interest rates. In conjunction with the payment of the Terminated Loan Agreement, we settled our interest rate Swap agreements by paying $1.6 million to the counterparties.

Also on April 23, 2002, we issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and our credit worthiness. At December 31, 2004, the market value of the Notes was $216 million. A hypothetical 100 basis-point increase to the Notes’ imputed interest rate at December 31, 2003 would have resulted in a market value decline to approximately $212.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Petroleum Helicopters, Inc.

We have audited the accompanying consolidated balance sheets of Petroleum Helicopters, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2004, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Petroleum Helicopters, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial schedule for each of the three years in the period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 10, 2005

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$18,008	$19,872
Accounts receivable – net of allowance:
Trade	58,242	41,743
Other	1,134	1,315
Inventory	39,225	40,405
Other current assets	10,695	6,575
Refundable income taxes	1,101	225

Total current assets	128,405	110,135

Other	12,527	8,793
Property and equipment, net	253,241	258,526

Total Assets	$394,173	$377,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,735	$18,837
Accrued liabilities	6,472	9,553
Accrued interest	3,181	3,174
Accrued insurance	1,526	2,871
Accrued vacation payable	3,775	3,400
Notes payable	2,000	2,000

Total current liabilities	39,689	39,835

Long-term debt	208,275	200,000
Deferred income taxes	29,805	25,597
Other long-term liabilities	6,429	6,029
Commitments and contingencies (Note 8)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	253	253
Additional paid-in capital	15,098	15,088
Retained earnings	94,339	90,367

Total shareholders’ equity	109,975	105,993

Total Liabilities and Shareholders’ Equity	$394,173	$377,454

The accompanying notes are an integral part of these consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Operating revenues	$291,308	$269,392	$283,751
Gain on disposition of property and equipment, net	2,569	1,988	586
Other	392	686	1,675

	294,269	272,066	286,012

Expenses:
Direct expenses	245,374	230,229	235,189
Selling, general and administrative expenses	21,034	19,983	18,189
Interest expense	20,109	19,952	17,250

	286,517	270,164	270,628

Earnings before income taxes	7,752	1,902	15,384
Income taxes	3,780	763	6,153

Net earnings	$3,972	$1,139	$9,231

Earnings per share
Basic	$0.74	$0.21	$1.73
Diluted	$0.72	$0.21	$1.70

Weighted average shares outstanding:
Basic	5,383	5,383	5,334
Diluted	5,486	5,486	5,438

The accompanying notes are an integral part of these consolidated financials statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated
						Other Com-
	Voting		Non-Voting		Additional	prehensive
	Common Stock		Common Stock		Paid-In	Income	Retained
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings
Balance at Dec. 31, 2001	2,852	$285	2,413	$241	$13,327	$(2,030)	$80,049
Stock options exercised	—	—	113	12	1,735	—	—
Other	—	—	—	—	—	—	(26)
Unrecognized gain on interest swaps	—	—	—	—	—	455	—
Reclassification adjustments for losses included in net earnings	—	—	—	—	—	1,575	—
Net earnings	—	—	—	—	—	—	9,231

Balance at Dec. 31, 2002	2,852	$285	2,526	$253	$15,062	$—	$89,254
Stock options exercised	—	—	5	—	26	—	—
Other	—	—	—	—	—	—	(26)
Net earnings	—	—	—	—	—	—	1,139

Balance at Dec. 31, 2003	2,852	$285	2,531	$253	$15,088	$—	$90,367
Stock options exercised	—	—	—	—	10	—	—
Net earnings	—	—	—	—	—	—	3,972

Balance at Dec. 31, 2004	2,852	$285	2,531	$253	$15,098	$—	$94,339

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net earnings	$3,972	$1,139	$9,231
Unrecognized gain (loss) on interest rate swaps	—	—	455
Add reclassification adjustments for previously unrecognized loss on interest rate swap – included in 2002 earnings	—	—	1,575

Comprehensive income	$3,972	$1,139	$11,261

The accompanying notes are an integral part of these consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$3,972	$1,139	$9,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27,843	25,209	21,048
Deferred income taxes	3,845	(293)	7,325
Gain on asset dispositions	(2,569)	(1,988)	(586)
Bad debt allowance related to notes receivable	—	—	(731)
Other	1,332	(323)	1,100
Changes in operating assets and liabilities:
Accounts receivable	(16,499)	(2,245)	6,928
Inventory	1,180	(3,030)	(2,993)
Refundable income taxes	(876)	2,011	(2,236)
Other assets	(7,241)	3,021	3,228
Accounts payable, accrued liabilities and vacation payable	(146)	7,239	(4,671)
Income taxes payable	—	(504)	(1,924)
Other long-term liabilities	64	(821)	3,810

Net cash provided by operating activities	10,905	29,415	39,529

Cash flows from investing activities:
Proceeds from notes receivable	—	—	1,629
Purchase of property and equipment	(33,921)	(36,863)	(41,351)
Acquisition of additional operating locations	(1,518)	—	—
Purchases of aircraft previously leased	—	—	(118,076)
Proceeds from asset dispositions	14,395	7,620	3,263

Net cash used in investing activities	(21,044)	(29,243)	(154,535)

Cash flows from financing activities:
Proceeds from Notes and long-term debt	—	2,000	200,000
Less related fees & expenses	—	—	(5,835)
Payments on long-term debt and capital lease obligations	—	—	(5,845)
Payments on long-term debt from Notes proceeds	—	—	(60,771)
Payment of interest rate swap settlement	—	—	(1,575)
Proceeds from line of credit	37,008	—	—
Payments on line of credit	(28,733)	—	—
Proceeds from exercise of stock options	—	50	1,271
Other	—	(24)	—

Net cash provided by financing activities	8,275	2,026	127,245

(Decrease) Increase in cash and cash equivalents	(1,864)	2,198	12,239
Cash and cash equivalents, beginning of year	19,872	17,674	5,435

Cash and cash equivalents, end of year	$18,008	$19,872	$17,674

The accompanying notes are an integral part of these condensed consolidated financials statements.

PETROLEUM HELICOPTERS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Basis of Consolidation, and Other General Principles

Since its inception, Petroleum Helicopters, Inc.’s primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. The Company also provides air medical transportation services for hospitals, medical programs, and aircraft maintenance services to third parties.

The consolidated financial statements include the accounts of Petroleum Helicopters, Inc. and its subsidiaries (“PHI” or the “Company”) after the elimination of all significant intercompany accounts and transactions.

A principal stockholder has substantial control. Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 52% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a stockholder vote.

Revenue Recognition

The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors when the services are provided.

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

Inventories

The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $7.0 million and $5.5 million at December 31, 2004 and 2003, respectively. The increase in the allowance is due to decreased flight hours and the changing composition of the Company’s aircraft fleet which has resulted in excess parts inventory for certain models.

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

Effective January 1, 2003, the Company changed the estimated residual value of certain aircraft (77 aircraft of the total fleet) from 30% to 40%. The Company believes the revised amounts reflect their historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on the Company’s experience in sales of such aircraft which indicated that these aircraft were retaining on average a salvage value of at least 40% by model type. The effect of this change for the year ended December 31, 2003 was a reduction in depreciation expense of $0.8 million ($0.05 million after tax or $0.09 per diluted share).

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When an asset is determined to be impaired, the Company recognizes that impairment amount, which is measured by the amount that the carrying value of the asset exceeds its fair value. Similarly, the Company reports assets that it expects to sell at the lower of the carrying amount or fair value less costs to sell.

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2004 and 2003, the Company had $1.0 million and $1.3 million, respectively, of accrued liabilities related to health care claims.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its short-term invested cash and cash equivalents on deposit with a major financial institution. Cash equivalents include Commercial paper of companies with high credit ratings and money market securities. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2004.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Collection efforts are typically exhausted at approximately nine months, at which time unpaid amounts are charged off as uncollectible. The allowance for doubtful accounts was $0.2 million and $0.1 million at December 31, 2004 and December 31, 2003, respectively. The Company’s largest domestic oil and gas customer accounted for 13%, 15%, and 17%, of consolidated operating revenues for years ended December 31, 2004, 2003, and 2002, respectively. The Company also carried accounts receivable from this same customer totaling 11% and 15%, of net trade receivable on December 31, 2004 and 2003, respectively.

Stock Compensation

The Company uses the intrinsic value method of accounting for employee stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123 encourages the use of a fair value based method of accounting for compensation expense associated with stock option and similar plans. However, SFAS No. 123 permits the continued use of the intrinsic value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of net earnings and earnings per share as if the fair value method of accounting prescribed by SFAS No. 123 had applied.

Stock-based employee compensation expense relates to restricted stock grants and stock options that were settled for cash. The employee compensation expense for stock grants and options settled for cash was $45,000 for 2004, $300,000 for 2003, and $178,000 for 2002.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
	(Thousands of dollars, except per share data)
Net earnings as reported	$3,972	$1,139	$9,231
Add stock-based employee compensation expense included in reported net income net of related tax effects	45	300	178
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects,	—	—	(161)

Net earnings – pro forma	$4,017	$1,439	$9,248

Earnings per share
Basic – as reported	0.73	0.21	1.73
Basic – pro forma	0.75	0.27	1.73
Diluted – as reported	0.72	0.21	1.70
Diluted – pro forma	0.73	0.26	1.70
Average fair value of grants during the year	N/A	N/A	N/A

Black-Sholes option pricing model assumptions:
Risk-free interest rate	N/A	N/A	N/A
Expected life (years)	N/A	N/A	N/A
Volatility	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A

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

Earnings per Share

The Company computes basic earnings per share by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share computation uses the weighed average number of shares outstanding adjusted for incremental shares attributed to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

Deferred financing costs

Costs of obtaining long term debt financing are deferred and amortized over the term of the related debt agreement.

Derivative Financial Instruments

Prior to April 2002, the Company used interest rate swap agreements to manage its interest rate exposure. The Company specifically designated these agreements as hedges of debt instruments and recognized interest differentials as adjustments to interest expense in the period the differentials occur. Under the interest rate swap agreements, the Company agreed with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. On April 23, 2002, the Company settled its outstanding interest rate swap agreement for $1.6 million.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), ‘Share Based Payment’. SFAS No. 123 (R) supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123 (R) will have an impact on our results of operations. The impact of the adoption of this Statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123 (R) must be adopted by the third quarter of 2005. The Company plans to adopt SFAS No. 123 (R) using the modified-prospective method.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required, the Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company has adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interest other than voting interest should consolidate the controlled entity. FIN 46 became effective immediately for variable interest entities created after January 31, 2003. For entities created before January 31, 2003, the provisions of FIN 46 were delayed until December 31, 2003. The Company does not believe that the Company has interests that would be considered variable interest entities under FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that freestanding financial instruments within its scope constitute obligations of the issuer and that, therefore, the issuer must classify them as liabilities. Such freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the third quarter of 2003. Implementation did not have a material impact on the Company’s consolidated financial position.

In December 2004 FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. ABP Opinion No. 29, “Accounting for Nonmonetary Transactions” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective of July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.

Reclassifications

Certain reclassifications have been made in the prior period financial statements in order to conform to the classifications adopted for reporting in 2004.

(2)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2004 and December 31, 2003.

	December 31,	December 31,
	2004	2003
	(Thousands of dollars)
Flight equipment	$350,022	$346,914
Other	61,710	50,334

	411,732	397,248
Less accumulated depreciation	(158,491)	(138,722)

Property and equipment, net	$253,241	$258,526

Property and equipment at December 31, 2004 and 2003 included aircraft with a net book value of $1.0 million and $7.2 million, respectively that was held for sale.

(3)	LONG-TERM DEBT

On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Unsecured Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for the Company’s 9 3/8% Series B Senior Unsecured Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2004, the Company was in compliance with these covenants.

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. On June 18, 2004, the Company amended its credit agreement, which was scheduled to expire July 31, 2004. The amendment reduced the revolving credit facility from $50 million to $35 million, and extended the expiration date to July 31, 2006. The credit agreement permits both prime rate based borrowings and “LIBOR” rate borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2006. The Company will pay an annual 0.375% commitment fee on the unused portion of the revolving credit facility. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. The Company is not subject to any restrictions in obtaining funds from any of its subsidiaries. At December 31, 2004, the Company had $8.3 million borrowings under the revolving credit facility, and there were no borrowings under the credit facility at December 31, 2003. As of December 31, 2004 and 2003, the Company had two letters of credit for $0.8 million and $0.6 million outstanding under the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2004, the Company was in compliance with these covenants. The credit agreement is collateralized by accounts receivable and inventory. Also included in notes payable at December 31, 2004 and 2003 are $2.0 million each year, representing finance agreements on purchase commitments for transport category aircraft as further described at Note 8.

Cash paid for interest, net of amounts paid or received in connection with the interest rate Swap agreements in 2002, was $19.1 million, $19.0 million, and $11.9 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

(4)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
	(Thousands of dollars)
Current
Federal	$—	$—	$(2,009)
State	(1,142)	102	(79)
Foreign	1,077	954	916
Deferred – principally Federal	3,845	(293)	7,325

Total	$3,780	$763	$6,153

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
		(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$2,636	34	$647	34	$5,231	34
Increase (decrease) in taxes resulting from:
Effect of foreign tax expense, net of U.S. benefits	679	9	—	—	—	—
Effect of state income taxes	298	4	195	10	615	4
Other items – net	167	2	(79)	(4)	307	2

Total	$3,780	49	$763	40	$6,153	40

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	December 31,	December 31,
	2004	2003
Deferred tax assets:
Deferred compensation	$1,527	$1,292
Tax credits	3,246	2,169
Valuation allowance – tax credit carryforwards	(2,142)	(1,092)
Vacation accrual	1,397	1,451
Inventory valuation	3,733	2,818
Workman’s compensation reserve	367	447
Allowance for uncollectible accounts	282	781
Other	157	362
Net operating loss	28,913	18,322

Total deferred tax assets	37,480	26,550

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(61,890)	(47,115)

Total deferred tax liabilities	(61,890)	(47,115)

Net deferred tax liabilities	$(24,410)	$(20,565)

A valuation allowance was recorded against certain foreign tax credits as management believes it is more likely than not that the deferred tax asset related to certain foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. At December 31, 2004 and 2003, other current assets include $5.4 million and $5.0 million, respectively, of deferred tax assets.

The Company has net operating loss carryforwards (“NOLs”), of approximately $76.0 million that, if not used will expire beginning in 2022 through 2024. Additionally, for state income tax purposes, the Company has NOLs of approximately $57.6 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2012 through 2024, the majority of which expires in 2017 and through 2019.

Income taxes paid were approximately $0.7 million, $1.4 million, and $4.6 million, for the years ended December 31, 2004, 2003, and 2002, respectively. The Company received net income tax refunds of approximately $0.5 million, $2.0 million and $1.6 million during the years ended December 31, 2004, 2003 and 2002, respectively.

(5)	EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee’s salary deferral contribution, not to exceed 3% of the employee’s compensation. The Company contributions were $4.8 million for the year ended December 31, 2004, $4.3 million for the year ended December 31, 2003 and $4.5 million for the year ended December 31, 2002.

The Company maintains a Supplemental Executive Retirement Plan (“SERP”). The nonqualified and unfunded plan provides certain senior management with supplemental retirement and death benefits at age 65. The SERP plan provides supplemental retirement benefits that are based on each participant’s salary at the time of entrance into the plan. The benefit is one-third of each participant’s annual salary of $200,000 or less, plus one-half of each participant’s annual salary that is in excess of $200,000, if applicable. The plan does not provide for automatic benefit increases. During 2000, the Company’s board of directors amended the plan to provide for partial vesting. The Company recorded the following plan costs for the years ended December 31, 2004, 2003, and 2002.

	Years Ended December 31,
	2004	2003	2002
	(Thousands of dollars)
Service cost	$302	$369	$268
Interest cost	111	95	110
Recognized actuarial gain	(30)	(36)	(42)

Net periodic plan cost	383	428	336

The benefit obligation, funded status, assumptions of the plan on December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,609	$2,080
Service cost	302	369
Interest cost	111	95
Actuarial (gain) loss	247	130
Benefits paid	(121)	(65)

Benefit obligation at the end of the year	3,148	2,609

	December 31,
	2004	2003
	(Thousands of dollars)
Reconciliation of funded status
Unfunded status	(3,148)	(2,609)
Unrecognized actuarial gains	(82)	(359)

Total liability included in other long term liabilities on the consolidated balance sheet	$(3,230)	$(2,968)

Weighted average assumptions
Discount rate	3.8%	4.7%
Employee turnover/early retirement rate	—	—

The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts on the lives of certain participants in anticipation of using the life insurance’s cash values and death benefits to help fulfill the obligations of the plan. The Company, as owner of such policies, may sell or redeem the contracts at any time without any obligation to the plan participants. During each of the years ended December 31, 2004, 2003, and 2002, the Company recorded expenses of approximately $0.1 million related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.7 million at December 31, 2004 and $0.6 million at December 31, 2003.

The Board of Directors has resolved to terminate the SERP, subject to any vested participant rights, and plans to offer participants a substitute benefit in the Officer Deferred Compensation Plan based on a calculated present value participant’s interest in the SERP.

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and unfunded. However, the Company has established a bookkeeping account for each participant, which is deemed to be invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. The Company may sell or redeem the investments at any time without any obligation to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding book reserve accounts are included in other assets. Aggregate amounts deferred under the plans were $0.9 million and $0.8 million, respectively, for the years December 31, 2004 and 2003.

Stock Based Compensation

Under the PHI 1995 Incentive Plan (the “1995 Plan”), the Company is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. The exercise prices of the stock option grants are equal to the fair market value of the underlying stock at the date of grant. The 1995 Plan also allows awards under the plan to fully vest upon a change in control of the Company. In September of 2001, the Company underwent a change of control as defined in the 1995 plan and as a result, all awards issued prior to the change of control became fully vested.

During the year ended December 31, 2001, the Company granted 20,000 non-voting restricted shares and 150,000 non-voting stock options under the 1995 Plan. The non-voting restricted shares had a fair value of $11.06 on the date of issue and became unrestricted during 2001. The non-voting stock options are 100% vested and expire on September 1, 2010. During the years ended December 31, 2004, 2003 and 2002, the Company did not issue any shares, options or rights under the 1995 Plan.

At December 31, 2004, there were 116,250 voting shares and 190,126 non-voting shares available for issuance under the 1995 Plan. The Company recorded compensation expense related to the 1995 Plan of $0.1 million for December 31, 2004, $0.4 million for December 31, 2003 and $0.3 million for the year ended December 31, 2002. There was no unearned stock compensation expense at December 31, 2004 and 2003.

The following table summarizes employee and director stock option activities for the years ended December 31, 2004, 2003, and 2002. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

	Director	1995 Plan Options			Weighted
	Plan -		Non-		Average
	Non-Voting	Voting	Voting	Totals	Exercise Price
Balance outstanding at
December 31, 2001	20,165	—	360,070	380,235	11.43
Options settled for cash	—	—	(17,730)	(17,730)	11.44
Options lapsed/canceled	—	—	(4,853)	(4,853)	8.50
Options exercised	(20,165)	—	(92,864)	(113,029)	11.22

Balance outstanding at
December 31, 2002	—	—	244,623	244,623	11.58
Options settled for cash	—	—	(21,250)	(21,250)	11.75
Options exercised	—	—	(5,670)	(5,670)	9.06

Balance outstanding at
December 31, 2003	—	—	217,703	217,703	11.63
Options settled for cash	—	—	(10,750)	(10,750)	12.75

Balance outstanding at
December 31, 2004	—	—	206,953	206,953	11.57

Shares exercisable at
December 31, 2004	—	—	206,953	206,953	11.57

December 31, 2003	—	—	217,703	217,703	11.63

December 31, 2002	—	—	244,623	244,623	11.58

The following table summarizes information about stock options outstanding as of December 31, 2004. All of the outstanding stock options are exercisable.

Options Outstanding and Exercisable
	Remaining
Number	Contractual	Exercise
Outstanding	Life (Years)	Price
10,203	0.4	$8.50
150,000	0.5	11.06
31,750	4.5	12.75
15,000	3.8	16.25

206,953	1.3 (1)	11.57

(1)	Weighted Average

Incentive Compensation

During 2002, the Company implemented an incentive plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax, net of incentive compensation. Pursuant to the incentive plan for non-executives, the Company recorded $0.9 million of compensation expense in 2002 and a related liability in accrued liabilities at December 31, 2002. The Company did not record incentive compensation expense for the years ended December 31, 2004 and 2003, as certain requirements under the incentive plan established in 2002 were not met.

During 2002, the Company recorded $1.1 million of compensation expense for a discretionary incentive bonus paid to certain executive employees.

(6)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31, 2004 and 2003.

	December 31,	December 31,
	2004	2003
	(Thousands of dollars)
Goodwill acquired	$1,878	$—
Security deposits on aircraft	4,250	2,600
Deferred financing cost	3,892	4,508
Other	2,507	1,685

Total	$12,527	$8,793

During 2004 and 2003, the Company placed security deposits on aircraft to be leased or purchased. Upon delivery of the aircraft, the deposits will be applied to the lease or purchase.

(7)	FINANCIAL INSTRUMENTS

Fair Value – The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2004 and December 2003. The table excludes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and term notes payable, all of which had fair values approximating carrying amounts.

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Long-term debt	$200,000	$216,000	$200,000	$212,500

     At December 31, 2004 and 2003, the fair value of long-term debt is based on quoted market indications.

(8)	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options. Rental expense incurred under these leases consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
	(Thousands of dollars)
Aircraft	$748	$1,094	$5,604
Other	3,906	3,033	2,909

Total	$4,654	$4,127	$8,513

The Company began leasing a new principal operating facility for twenty years, effective September 2001. The lease expires in 2021 and has three five-year renewal options.

The following table presents the remaining aggregate lease commitments under operating lease having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2005	$3,003	$2,547	$5,550
2006	3,003	2,188	5,191
2007	3,004	1,681	4,685
2008	3,004	1,410	4,414
2009	3,004	1,027	4,031
Thereafter	16,033	9,973	26,006

	$31,051	$18,826	$49,877

The Company expects to finance the acquisition of new aircraft, discussed below, with operating leases, the issuance of debt or equity securities or some combination thereof.

In 2004, the Company took delivery of two transport category aircraft and entered into a 10-year operating lease with annual payments of approximately $1.4 million annually for each aircraft. The Company also exercised its option to acquire two additional transport category aircraft due to customer commitments. These aircraft are scheduled for delivery in the second quarter of 2005. The cost of these additional two aircraft is $32.1 million. In addition, the Company has an option to acquire two additional transport category aircraft from the same manufacturer, which would be exercised based on customer requirements.

Based on customer commitments in the Domestic Oil and Gas segment, the Company placed orders for nine additional aircraft. The cost of these aircraft is $46.0 million with deliveries scheduled in 2005 and the first quarter 2006. In addition, the Company has an option to acquire up to five additional medium aircraft for service in the Domestic Oil and Gas segment.

Additionally, the Company will continue the expansion of the Air Medical operations in 2005, and has placed orders for an additional eight aircraft. The cost of these aircraft is $29.0 million and deliveries are scheduled throughout 2005.

Environmental Matters – The Company has an aggregate estimated liability of $0.3 million as of December 31, 2004 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of the former Lafayette facility, which it vacated in 2001, and has determined that limited soil and ground water contamination exists at the facility. Groundwater monitoring wells have been installed. Periodic monitoring and reporting are being conducted. In May, 2003 PHI submitted a Louisiana Risk Evaluation/Corrective Action Plan (RECAP) standard Site Assessment Report to the Louisiana Department of Environmental Quality (LDEQ) fully defining the extent and type of contamination. Once LDEQ completes its review of the site assessment and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop the appropriate remediation plan and the resulting cost of remediation. However, the Company has not recorded any estimated liability for remediation of contamination and, based on the May, 2003 Site Assessment Report and ongoing monitoring, the Company believes the ultimate remediation costs for the Lafayette facility will not be material to the Company’s consolidated financial position, results of operation or liquidity.

During 2004, LDEQ advised the Company that groundwater contaminants impacting monitor wells at its Lafayette Heliport were originating from an off-site location and that PHI would not be required to perform further monitoring at the site. Also during 2004, the Texas Commission on Environmental Quality (TCEQ) agreed that remediation of the Rockport facility was at a point at which site closure has been granted and no further action would be required. Final documents granting closure will be issued by TCEQ during the first quarter of 2005. These two developments resulted in a reduction of the environmental reserves of $0.2 million.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Purchase Commitments – At December 31, 2004, there were no purchase commitments other than those described above with respect to aircraft which the Company expects to execute an operating lease.

(9)	BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The overriding determination of the Company’s segments is based on how the chief operating decision-maker of the Company evaluates the Company’s results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs. The Company identifies four segments that meet the requirements of SFAS 131 for disclosure. The reportable segments are Domestic Oil and Gas, Air Medical, International, and Technical Services.

The Domestic Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment provides helicopters in various foreign countries to oil and gas customers. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers and, through September 30, 2004, for an existing contract with one customer.

The Company’s largest customer, who is a customer in the Domestic Oil and Gas segment, accounted for 13% ($37.8 million), 15% ($40.4 million), and 17% ($48.2 million) of operating revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2004, 2003, and 2002. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, and corporate selling, general, and administrative costs to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investment, other assets, and certain property, plant, and equipment.

		Year Ended
		December 31,
	2004	2003	2002
Segment operating revenues
Domestic Oil and Gas	$180,102	$183,849	$189,480
Air Medical	77,476	46,674	48,664
International	24,342	21,247	22,474
Technical Services	9,388	17,622	23,133

Total operating revenues	291,308	269,392	283,751

Segment direct expense
Domestic Oil and Gas	151,107	163,328	161,711
Air Medical	67,664	32,782	34,223
International	18,668	21,093	20,568
Technical Services	7,935	13,026	18,687

Total direct expense	245,374	230,229	235,189

Segment selling, general and administrative expense
Domestic Oil and Gas	1,499	1,494	795
Air Medical	6,525	4,480	1,978
International	49	214	146
Technical Services	12	12	149

Total selling, general and administrative expense	8,085	6,200	3,068

Total direct and selling, general and administrative expense	253,459	236,429	238,257

Net segment profit
Domestic Oil and Gas	27,496	19,027	26,974
Air Medical	3,287	9,412	12,463
International	5,625	(60)	1,760
Technical Services	1,441	4,584	4,297

Total	37,849	32,963	45,494

Other, net (1)	2,961	2,674	2,261
Unallocated selling, general and administrative costs	(12,949)	(13,783)	(15,121)
Interest expense	(20,109)	(19,952)	(17,250)

Earnings before income taxes	$7,752	$1,902	$15,384

(1)	Including gains on disposition of property and equipment and other income.

		Year Ended
		December 31,
	2004	2003	2002
	(Thousands of dollars)
Expenditures for long lived
Assets
Domestic Oil and Gas	$7,614	$20,086	$144,973
Air Medical	18,071	12,881	10,072
International	198	276	1,996
Technical Services	—	—	16
Corporate	8,038	3,620	2,370

Total	$33,921	$36,863	$159,427

		Year Ended
		December 31,
	2004	2003	2002
	(Thousands of dollars)
Depreciation and Amortization
Domestic Oil and Gas	$18,342	$19,042	$15,676
Air Medical	4,992	2,031	2,347
International	1,587	1,928	1,638
Technical Services	42	127	102
Corporate	2,880	2,081	1,285

Total	$27,843	$25,209	$21,048

Assets
Domestic Oil and Gas	$227,929	$253,064	$250,215
Air Medical	89,722	49,672	30,796
International	12,289	14,733	14,994
Technical Services	—	12,176	23,076
Corporate	64,233	47,809	47,626

Total	$394,173	$377,454	$366,707

(1)	Includes the acquisition of aircraft from leasing companies and financial institutions as discussed in Note 3.

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
	(Thousands of dollars)
Operating revenues:
United States	$266,966	$248,145	$261,277
International	24,342	21,247	22,474

Total	$291,308	$269,392	$283,751

Long-Lived Assets:
United States	$246,819	$248,211	$242,883
International	6,422	10,315	9,694

Total	$253,241	$258,526	$252,577

(10)	RELATED PARTY TRANSACTIONS

In 2002, the Company leased a fixed wing aircraft from a senior executive for total lease payments of $386,000. In the latter part of 2002, the Company purchased the aircraft from the same senior executive for $695,000. The purchase of the aircraft was reviewed and approved by the Audit Committee.

(11)	SEVERANCE LIABILITY

During the year ended December 31, 2003, the Company recorded costs of approximately $1.9 million related to a plan of termination and early retirement covering approximately 60 employees. At December 31, 2003, the Company had an outstanding severance liability of $1.3 million for certain of these employees who have already terminated employment, or are scheduled to terminate employment and who have elected payment of the severance benefits at a later date. This amount was substantially all paid in 2004.

(12)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations for the years ended December 31, 2004 and December 31, 2003 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(Thousands of dollars, except per share data)
Operating revenues	$66,973	$70,186	$77,733	$76,416
Gross profit	9,688	12,138	13,928	10,180
Net earnings	3	1,113	2,659	197
Net earnings per share
Basic	—	0.21	0.49	0.04
Diluted	—	0.20	0.48	0.04

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
	(Thousands of dollars, except per share data)
Operating revenues	$64,607	$66,339	$69,640	$68,806
Gross profit	10,032	10,109	9,688	9,334
Net earnings (loss)	731	602	56	(250)
Net earnings per share
Basic	0.14	0.11	0.01	(0.04)
Diluted	0.13	0.11	0.01	(0.04)

(13)	CONDENSED FINANCIAL INFORMATION – GUARANTOR ENTITIES

On April 23, 2002, the Company issued notes of $200 million that are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company’s existing 100% owned operating subsidiaries (“Guarantor Subsidiaries”).

The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows information for Petroleum Helicopters, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$17,701	$307	$—	$18,008
Accounts receivable – net of allowance	51,868	7,508	—	59,376
Inventory	39,225	—	—	39,225
Other current assets	10,631	64	—	10,695
Refundable income taxes	916	185	—	1,101

Total current assets	120,341	8,064	—	128,405

Investment in subsidiaries and other	14,910	27,885	(30,238)	12,527
Property and equipment, net	247,798	5,443	—	253,241

Total assets	$383,049	$41,362	$(30,238)	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,798	$1,768	$(652)	$33,914
Accrued vacation payable	3,519	256	—	3,775
Notes payable	2,000	—	—	2,000

Total current liabilities	38,317	2,024	(652)	39,689

Long-term debt	208,275	—	—	208,275
Deferred income taxes and other long-term liabilities	26,482	9,559	193	36,234
Shareholders’ Equity
Paid-in capital	15,636	4,402	(4,402)	15,636
Retained earnings	94,339	25,377	(25,337)	94,339

Total shareholders’ equity	109,975	29,779	(29,779)	109,975

Total liabilities and shareholders’ equity	$383,049	$41,362	$(30,238)	$394,173

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2003
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,821	$51	$—	$19,872
Accounts receivable – net of allowance	36,831	6,227	—	43,058
Inventory	40,405	—	—	40,405
Other current assets	6,526	49	—	6,575
Refundable income taxes	225	—	—	225

Total current assets	103,808	6,327	—	110,135

Investment in subsidiaries and other	18,545	22,739	(32,491)	8,793
Property and equipment, net	254,447	4,079	—	258,526

Total Assets	$376,800	$33,145	$(32,491)	$377,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,041	$3,504	$(10,110)	$34,435
Accrued vacation payable	3,144	256	—	3,400
Notes payable	2,000	—	—	2,000

Total current liabilities	46,185	3,760	(10,110)	39,835

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	24,622	7,004	—	31,626
Shareholders’ Equity
Paid-in capital	15,626	4,402	(4,402)	15,626
Retained earnings	90,367	14,979	(17,979)	90,367

Total shareholders’ equity	105,993	22,381	(22,381)	105,993

Total liabilities and shareholders’ equity	$376,800	$33,145	$(32,491)	$377,454

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$244,230	$47,078	$—	$291,308
Management fees	4,943	—	(4,943)	—
Gain on dispositions of property and equipment, net	2,575	(6)	—	2,569
Other	373	19	—	392

	252,121	47,091	(4,943)	294,269

Expenses:
Direct expenses	217,072	28,302	—	245,374
Management fees	—	4,943	(4,943)	—
Selling, general, and administrative	17,354	3,680	—	21,034
Equity in net income of consolidated subsidiaries	(7,398)	—	7,398	—
Interest expense	20,109	—	—	20,109

	247,137	36,925	2,455	286,517

Earnings before income taxes	4,984	10,166	(7,398)	7,752
Income taxes	1,012	2,768	—	3,780

Net earnings	$3,972	$7,398	$(7,398)	$3,972

	For the year ended December 31, 2003
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$218,273	$51,119	$—	$269,392
Management fees	3,763	—	(3,763)	—
Gain on dispositions of property and equipment, net	1,988	—	—	1,988
Other	686	—	—	686

	224,710	51,119	(3,763)	272,066

Expenses:
Direct expenses	198,159	32,070	—	230,229
Management fees	—	3,763	(3,763)	—
Selling, general, and administrative	16,600	3,383	—	19,983
Equity in net income of consolidated subsidiaries	(7,141)	—	7,141	—
Interest expense	19,952	—	—	19,952

	227,570	39,216	3,378	270,164

Earnings before income taxes	(2,860)	11,903	(7,141)	1,902
Income taxes	(3,999)	4,762	—	763

Net earnings	$1,139	$7,141	$(7,141)	$1,139

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2002
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$230,031	$53,720	$—	$283,751
Management fees	5,447	—	(5,447)	—
Gain on dispositions of property and equipment, net	586	—	—	586
Other	1,335	340	—	1,675

	237,399	54,060	(5,447)	286,012

Expenses:
Direct expenses	200,085	35,104	—	235,189
Management fees	—	5,447	(5,447)	—
Selling, general, and administrative	16,358	1,831	—	18,189
Equity in net income of consolidated subsidiaries	(7,061)	—	7,061	—
Interest expense	17,192	58	—	17,250

	226,574	42,440	1,614	270,628

Earnings before income taxes	10,825	11,620	(7,061)	15,384
Income taxes	1,594	4,559	—	6,153

Net earnings	$9,231	$7,061	$(7,061)	$9,231

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,644	$261	$—	$10,905

Cash flows from investing activities:
Acquisition of additional operating locations	(1,518)	—	—	(1,518)
Purchase of property and equipment	(33,916)	(5)		(33,921)
Proceeds from asset dispositions	14,395	—	—	14,395

Net cash used in investing activities	(21,039)	(5)	—	(21,044)

Cash flows from financing activities:
Proceeds from long-term debt, net	8,275	—	—	8,275
Proceeds from exercise of stock options	—	—	—
Other	—	—	—

Net cash provided by financing activities	8,275	—	—	8,275

Increase in cash and cash equivalents	(2,120)	256	—	(1,864)
Cash and cash equivalents, beginning of period	19,821	51	—	19,872

Cash and cash equivalents, end of period	$17,701	$307	$—	$18,008

	For the year ended December 31, 2003
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$29,386	$29	$—	$29,415

Cash flows from investing activities:
Purchase of property and equipment	(36,863)	—	—	(36,863)
Proceeds from asset dispositions	7,620	—	—	7,620

Net cash used in investing activities	(29,243)	—	—	(29,243)

Cash flows from financing activities:
Proceeds from long-term debt, net	2,000	—	—	2,000
Proceeds from exercise of stock options	50	—	—	50
Other	(24)	—	—	(24)

Net cash provided by financing activities	2,026	—	—	2,026

Increase in cash and cash equivalents	2,169	29	—	2,198
Cash and cash equivalents, beginning of period	17,652	22	—	17,674

Cash and cash equivalents, end of period	$19,821	$51	$—	$19,872

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2002
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$39,417	$112	$—	$39,529

Cash flows from investing activities:
Proceeds from notes receivable	1,629	—	—	1,629
Purchase of property and equipment	(41,247)	(104)	—	(41,351)
Purchase of aircraft previously leased	(118,076)	—	—	(118,076)
Proceeds from asset dispositions	3,263	—	—	3,263

Net cash used in investing activities	(154,431)	(104)	—	(154,535)

Cash flows from financing activities:
Proceeds from long-term debt, net	194,165	—	—	194,165
Payment on long-term debt	(5,845)	—	—	(5,845)
Payment of long-term debt with bond proceeds	(60,771)	—	—	(60,771)
Payment of interest rate swap settlement	(1,575)	—	—	(1,575)
Proceeds from exercise of stock options	1,271	—	—	1,271

Net cash provided by financing activities	127,245	—	—	127,245

Increase in cash and cash equivalents	12,231	8	—	12,239
Cash and cash equivalents, beginning of period	5,422	13	—	5,435

Cash and cash equivalents, end of period	$17,653	$21	$—	$17,674

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9.A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in reports we file or submit to the SEC under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in our internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Managements Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2004, our internal control over financial reporting is effective under those criteria.

Deloitte & Touche, our independent registered public accounting firm, has issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Petroleum Helicopters, Inc.

We have audited management’s assessment, included in the accompanying Management’s report on internal control over financial reporting (Item 9A), that Petroleum Helicopters, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 10, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be included in our definitive information statement in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be included in our definitive information statement in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be included in our definitive information statement in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be included in our definitive information statement in connection with our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
		Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets – December 31, 2004 and December 31, 2003.
		Consolidated Statements of Operations for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.
		Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, December 31, 2003, and December 31, 2002.
		Consolidated Statements of Cash Flows for the years ended December 31, 2004, December 31 2003, and December 31, 2002.
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
		Schedule II – Valuation and Qualifying accounts for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

3.	Exhibits

	3	Articles of Incorporation and By-laws

	3.1	(i) Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended October 31, 1994).

(ii) By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).

	4	Instruments defining the rights of security holders, including indentures.

	4.1	Indenture dated April 23, 2002 among Petroleum Helicopters, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

	4.2	Form of 9 3/8% Senior Note (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

	4.3	Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002).

	10	Material Contracts

	10.2	The Petroleum Helicopters, Inc. 401 (k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI’s Report on Form 10-K dated April 30, 1990).

	10.3	Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No. 10.12 to PHI’s Report on Form 10-K dated April 30, 1996).

	10.4	Form of Non-Qualified Stock Option Agreement under the Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI’s Report on Form 10-K dated April 30, 1996).

	10.5	Supplemental Executive Retirement Plan adopted by PHI’s Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI’s Report on Form 10-Q dated September 30, 2000).

	10.6	Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001 (incorporated by reference to Exhibit 10.25 to PHI’s Report on Form 10-Q dated June 30, 2001).

	10.7	Officer Deferred Compensation Plan adopted by PHI’s Board effective January 1, 2001 (incorporated by reference to Exhibit 10.21 to PHI’s Report on Form 10-K dated December 31, 2001).

	10.8	Articles of Agreement Between Petroleum Helicopters, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to Exhibit 10.24 to PHI’s Report on Form 10-Q dated June 30, 2001).

	10.9	Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000 (incorporated by reference to Exhibit 10.22 to PHI’s Report on Form 10-KA dated December 31, 2001).

	21	Subsidiaries of the Registrant

	23.1	Consent of Deloitte & Touche LLP

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)	Reports on Form 8-K

On November 10, 2004, the Company filed a Form 8-K, reporting in Item 5 our earnings for third quarter ended September 30, 2004.

PETROLEUM HELICOPTER, INC. AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions	of Year
Year ended December 31, 2004:
Allowance for doubtful accounts	$120	$43	$—	$163
Allowance for obsolescent inventory	5,536	2,400	948	6,988

Year ended December 31, 2003:
Allowance for doubtful accounts	$158	$—	$38	$120
Allowance for obsolescent inventory	4,822	731	17	5,536

Year ended December 31, 2002:
Allowance for doubtful accounts	$444	$249	$535	$158
Allowance for obsolescent inventory	4,340	994	512	4,822

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROLEUM HELICOPTERS, INC.

By:	/s/	Michael J. McCann

Michael J. McCann
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Al A. Gonsoulin	Chairman of the Board	March 15, 2005

	Al A. Gonsoulin	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/	Lance F. Bospflug	Director	March 15, 2005

Lance F. Bospflug

/s/	Arthur J. Breault, Jr.	Director	March 15, 2005

Arthur J. Breault, Jr.

/s/	Thomas H. Murphy	Director	March 15, 2005

Thomas H. Murphy

/s/	Richard H. Matzke	Director	March 15, 2005

Richard H. Matzke

/s/	C. Russell Luigs	Director	March 15, 2005

C. Russell Luigs

/s/	Michael J. McCann	Chief Financial Officer	March 15, 2005

	Michael J. McCann	(Principal Financial and
Accounting Officer)