Form 10-Q
period 2005-03-31
PETROLEUM HELICOPTERS INC
filed 2005-05-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number: 0-9827

PETROLEUM HELICOPTERS, INC.

(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0395707 (I.R.S. Employer Identification No.)

2001 SE Evangeline Thruway Lafayette, Louisiana (Address of principal executive offices)	70508 (Zip Code)

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

Yes: ☑   No: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑ No: ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2005

Voting Common Stock Non-Voting Common Stock	2,852,616 shares 2,531,392 shares

PETROLEUM HELICOPTERS, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$20,242	$18,008
Accounts receivable – net of allowance:
Trade	59,140	58,242
Other	3,434	1,134
Inventory, net	41,884	39,225
Other current assets	11,069	10,695
Refundable income taxes	1,102	1,101

Total current assets	136,871	128,405

Property and equipment, net	251,295	253,241
Other	12,024	12,527

Total Assets	$400,190	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,693	$22,735
Accrued liabilities	7,966	6,472
Accrued vacation payable	3,977	3,775
Accrued insurance payable	—	1,526
Accrued interest payable	7,865	3,181
Notes payable	2,000	2,000

Total current liabilities	43,501	39,689

Long-term debt	210,275	208,275
Deferred income taxes	29,764	29,805
Other long-term liabilities	6,316	6,429
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	253	253
Additional paid-in capital	15,098	15,098
Retained earnings	94,698	94,339

Total shareholders’ equity	110,334	109,975

Total liabilities and shareholders’ equity	$400,190	$394,173

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2005	2004
Operating revenues	$74,239	$66,973
Gain on disposition of property and equipment, net	646	673
Other	96	83

	74,981	67,729

Expenses:
Direct expenses	64,036	57,285
Selling, general and administrative expenses	5,229	5,144
Interest expense	5,117	5,016

	74,382	67,445

Earnings before income taxes	599	284
Income taxes	240	281

Net earnings	$359	$3

Weighted average common shares outstanding:
Basic	5,383	5,383
Diluted	5,467	5,486

Net earnings per common share
Basic	$0.07	$—
Diluted	$0.07	$—

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$359	$3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,066	6,710
Deferred income taxes	(41)	14
Gain on disposition of property & equipment, net	(646)	(673)
Other	342	331
Changes in operating assets and liabilities	(2,372)	889

Net cash provided by operating activities	4,708	7,274

Cash flows from investing activities:
Purchase of property and equipment	(6,298)	(13,006)
Proceeds from asset dispositions	1,824	5,981

Net cash used in investing activities	(4,474)	(7,025)

Cash flows from financing activities:
Proceeds from line of credit, net	2,000	3,000

Net cash provided by financing activities	2,000	3,000

Increase in cash and cash equivalents	2,234	3,249
Cash and cash equivalents, beginning of period	18,008	19,872

Cash and cash equivalents, end of period	$20,242	$23,121

Supplemental Disclosures Cash Flow Information
Interest paid	$188	$69

Taxes paid, net	$650	$1

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements include the amounts of Petroleum Helicopters, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s financial results, particularly as they relate to the Company’s Domestic Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2. Segment Information

The Company has identified four principal segments: Domestic Oil and Gas, Air Medical, International and Technical Services. The Domestic Oil and Gas segment primarily provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The Company, both directly and through its subsidiary, Air Evac Services, Inc. (“Air Evac”), provides air medical transportation services for hospitals and medical programs under the independent provider model in 12 states. The International segment, which primarily consists of operations off the West Coast of Africa, provides helicopter services to oil and gas customers. The Technical Services segment provides helicopter repair and overhaul services, primarily to flight operations customers, and original equipment manufacturers.

Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.

Summarized financial information concerning the Company’s reportable operating segments for the quarters ended March 31, 2005 and 2004 is as follows:

	Quarter Ended
	March 31,
	2005	2004
	(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	44,867	42,177
Air Medical	20,784	16,016
International	7,018	5,959
Technical Services	1,570	2,821

Total operating revenues	74,239	66,973

Segment direct expense
Domestic Oil and Gas	36,850	36,674
Air Medical	21,324	12,759
International	4,660	5,331
Technical Services	1,202	2,521

Total direct expense	64,036	57,285

Segment selling, general and administrative expense
Domestic Oil and Gas	246	26
Air Medical	1,366	1,800
International	44	3
Technical Services	3	4

Total selling, general and administrative expense	1,659	1,833

Total direct and selling, general and administrative expense	65,694	59,118

Net segment profit
Domestic Oil and Gas	7,771	5,477
Air Medical	(1,906)	1,457
International	2,314	625
Technical Services	365	296

Total	8,544	7,855

Other, net (1)	742	756
Unallocated selling, general and administrative costs	(3,570)	(3,311)
Interest expense	(5,117)	(5,016)

Earnings before income taxes	599	284

(1) Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

3. Commitments and Contingencies

Environmental Matters – The Company has an aggregate estimated liability of $0.2 million as of March 31, 2005 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. Periodic monitoring and reporting are being conducted. In May, 2003, PHI submitted a Louisiana Risk Evaluation/Corrective Action Plan (RECAP) standard Site Assessment Report to the Louisiana Department of Environmental Quality (LDEQ) fully defining the extent and type of contamination. Once LDEQ completes its review of the site assessment and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. The Company has not recorded any estimated liability for remediation of contamination and, based on the May, 2003 Site Assessment Report and ongoing monitoring, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to the Company’s consolidated financial position, results of operation or liquidity.

During 2004, LDEQ advised the Company that groundwater contaminants impacting monitor wells at its new Lafayette Heliport were originating from an off-site location and that PHI would not be required to perform further monitoring at the site. On September 1, 2004, LDEQ advised that based on its review of our Risk Evaluation/Corrective Action Program (RECAP) Reports dated September 28, 2001 and December 16, 2003, it was determined that no further action was necessary at the Amelia facility.

Also during 2004, the Texas Commission on Environmental Quality (TCEQ) agreed that remediation of the Rockport facility was at a point at which site closure has been granted and no further action would be required. Final documents granting closure were issued by TCEQ during the first quarter of 2005. These three developments resulted in a reduction of $0.2 million of the Company’s environmental reserves in 2004 and $0.1 million in 2005.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but in the opinion of management, the Company’s ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity.

Long-term Debt – On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Unsecured Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for the Company’s 9 3/8% Series B Unsecured Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of March 31, 2005, the Company was in compliance with these covenants.

We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on July 31, 2006. As of March 31, 2005, we had borrowings of $10.3 million at an interest rate of 6% and $2.6 million in letters of credit outstanding under the revolving credit facility. The credit facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2005, we were in compliance with these covenants.

Operating Leases – The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft, and some leases contain renewal and purchase options. At March 31, 2005, the Company had approximately $63.0 million in aggregate commitments under operating leases of which approximately $5.2 million is payable through December 31, 2005, and $6.9 million in total for the next twelve months. Of the total lease commitments, $44.6 million represents lease commitments for aircraft and $18.4 million represents facility lease commitments, primarily for the Company’s facilities in Lafayette, Louisiana.

Additionally, we will take delivery of two additional heavy transport aircraft in the second quarter of 2005 and we intend to execute an operating lease with a commercial lender for these aircraft upon delivery on terms similar to the first two aircraft.

Purchase Commitments – At March 31, 2005, the Company had purchase commitments or intended to exercise purchase options for aircraft at an aggregate cost of $187.8 million.

As mentioned above, we will take delivery of two additional heavy transport category aircraft in the second quarter of 2005. The total cost of these additional two aircraft is $32.1 million and we intend to execute an operating lease for these aircraft. In addition, we have an option to acquire two additional heavy transport category aircraft from the same manufacturer, which would be exercised based on customer requirements.

Based on customer commitments and discussions with our customers regarding their planned activities, we have placed orders or intend to exercise purchase options for an additional 21 medium and light aircraft for service in our Domestic Oil and Gas segment at a total cost of $109.4 million with deliveries scheduled in 2005 and 2006. Not included in this total are six aircraft on order at December 31, 2004, which were delivered in the first quarter 2005.

Additionally, we will continue the expansion of the Air Medical operations in 2005, and have placed orders for an additional twelve aircraft. The cost of these aircraft is $46.3 million and deliveries are scheduled throughout 2005.

4. Valuation Accounts

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million at March 31, 2005 and December 31, 2004.

The Company also establishes valuation reserves related to obsolescent and excess inventory. The inventory valuation reserves were $6.6 million and $7.0 million at March 31, 2005 and December 31, 2004, respectively.

5. Employee Incentive Compensation

In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. Pursuant to the plan, the Company did not record incentive compensation expense for the quarter ended March 31, 2005 or the year ended December 31, 2004, because the earnings threshold was not met in either period.

6. Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires companies that control another entity through an interest other than a voting interest to consolidate the controlled entity (for purposes of FIN 46, a “variable interest entity”). In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as creation date of the particular variable interest entity. We do not believe that the Company has interests that would be considered variable interest entities under FIN 46.

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, ‘Share Based Payment’. SFAS No. 123R supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123R will have an impact on our results of operations. The impact of the adoption of this Statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited consolidated financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K. SFAS No. 123R must be adopted by January 1, 2006. The Company plans to adopt SFAS No. 123R using the modified-prospective method.

In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. ABP Opinion No. 29, “Accounting for Nonmonetary Transactions”, previously provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 becomes effective on July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.

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

The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for Petroleum Helicopters, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	March 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,952	$290	$—	$20,242
Accounts receivable – net of allowance	54,579	7,995	—	62,574
Inventory	41,884	—	—	41,884
Other current assets	10,489	580	—	11,069
Refundable income taxes	917	185	—	1,102

Total current assets	127,821	9,050	—	136,871

Property and equipment, net	245,973	5,322	—	251,295
Investment in subsidiaries and other	14,407	30,557	(32,940)	12,024

Total Assets	$388,201	$44,929	$(32,940)	$400,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,728	$1,739	$(808)	$29,659
Accrued vacation payable	3,721	256	—	3,977
Accrued interest payable	7,865	—	—	7,865
Notes payable	2,000	—	—	2,000

Total current liabilities	42,314	1,995	(808)	43,501

Long-term debt	210,275	—	—	210,275
Deferred income taxes and other long-term liabilities	25,278	10,609	193	36,080
Shareholders’ Equity:
Paid-in capital	15,636	4,402	(4,402)	15,636
Retained earnings	94,698	27,923	(27,923)	94,698

Total shareholders’ equity	110,334	32,325	(32,325)	110,334

Total Liabilities and Shareholders’ Equity	$388,201	$44,929	$(32,940)	$400,190

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$17,701	$307	$—	$18,008
Accounts receivable – net of allowance	51,868	7,508	—	59,376
Inventory	39,225	—	—	39,225
Other current assets	10,631	64	—	10,695
Refundable income taxes	916	185	—	1,101

Total current assets	120,341	8,064	—	128,405

Property and equipment, net	247,798	5,443	—	253,241
Investment in subsidiaries and other	14,910	27,855	(30,238)	12,527

Total Assets	$383,049	$41,362	$(30,238)	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,617	$1,768	$(652)	$30,733
Accrued vacation payable	3,519	256	—	3,775
Accrued interest payable	3,181	—	—	3,181
Notes payable	2,000	—	—	2,000

Total current liabilities	38,317	2,024	(652)	39,689

Long-term debt	208,275	—	—	208,275
Deferred income taxes and other long-term liabilities	26,482	9,559	193	36,234
Shareholders’ Equity
Paid-in capital	15,636	4,402	(4,402)	15,636
Retained earnings	94,339	25,377	(25,377)	94,339

Total shareholders’ equity	109,975	29,779	(29,779)	109,975

Total Liabilities and Shareholders’ Equity	$383,049	$41,362	$(30,238)	$394,173

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended March 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$61,727	$12,512	$—	$74,239
Management fees	626	—	(626)	—
Gain on dispositions of property and equipment, net	646	—	—	646
Other	96	—	—	96

	63,095	12,512	(626)	74,981

Expenses:
Direct expenses	56,416	7,620	—	64,036
Management fees	—	626	(626)	—
Selling, general, and administrative	4,560	669	—	5,229
Equity in net income of consolidated subsidiaries	(2,546)	—	2,546	—
Interest expense	5,117	—	—	5,117

	63,547	8,915	1,920	74,382

Earnings before income taxes	(452)	3,597	(2,546)	599
Income taxes	(811)	1,051	—	240

Net earnings	$359	$2,546	$(2,546)	$359

	For the quarter ended March 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$48,505	$18,468	$—	$66,973
Management fees	942	—	(942)	—
Gain on dispositions of property and equipment, net	673	—	—	673
Other	83	—	—	83

	50,203	18,468	(942)	67,729

Expenses:
Direct expenses	42,060	15,225	—	57,285
Management fees	—	942	(942)	—
Selling, general, and administrative	3,328	1,816	—	5,144
Equity in net income of consolidated subsidiaries	(291)	—	291	—
Interest expense	5,016	—	—	5,016

	50,113	17,983	(651)	67,445

Earnings before income taxes	90	485	(291)	284
Income taxes	87	194	—	281

Net earnings	$3	$291	$(291)	$3

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the quarter ended March 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,724	$(16)	$—	$4,708

Cash flows from investing activities:
Purchase of property and equipment	(6,297)	(1)	—	(6,298)
Proceeds from asset dispositions	1,824	—	—	1,824

Net cash used in investing activities	(4,473)	(1)	—	(4,474)

Cash flows from financing activities:
Proceeds from line of credit, net	2,000	—	—	2,000

Net cash provided by financing activities	2,000	—	—	2,000

Increase in cash and cash equivalents	2,251	(17)	—	2,234
Cash and cash equivalents, beginning of period	17,701	307	—	18,008

Cash and cash equivalents, end of period	$19,952	$290	$—	$20,242

	For the quarter ended March 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,288	$(14)	$—	$7,274

Cash flows from investing activities:
Purchase of property and equipment	(13,006)	—	—	(13,006)
Proceeds from asset dispositions	5,981	—	—	5,981

Net cash used in investing activities	(7,025)	—	—	(7,025)

Cash flows from financing activities:
Proceeds from line of credit	3,000	—	—	3,000

Net cash provided by financing activities	3,000	—	—	3,000

Increase in cash and cash equivalents	3,263	(14)	—	3,249
Cash and cash equivalents, beginning of period	19,821	51	—	19,872

Cash and cash equivalents, end of period	$23,084	$37	$—	$23,121

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and the MD&A and other information contained therein.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, adverse weather effects, the availability and cost of capital required to acquire aircraft, environmental risks, the activities of our competitors, changes in government regulation, union, activities or labor strife, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, and the ability of the Company to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2004. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Our operating revenues increased in the current quarter compared to the same quarter of 2004 in all segments other than our Technical Services segment. Although our Air Medical segment revenues increased, they were substantially affected by unfavorable weather conditions which limited our ability to conduct flight operations, and therefore reduced the number of patient transports in the quarter. This is further discussed below and in the Air Medical segment. Operating revenues in our Domestic Oil and Gas segment increased $2.7 million due to more aircraft on contract and certain contractual rate increases. Flight hours in our Domestic Oil and Gas segment were similar to the same quarter last year, in spite of a larger degree of unfavorable weather conditions in the current quarter.

As discussed in our December 31, 2004 Form 10-K, the expansion of our Air Medical segment continued in the first quarter. At March 31, 2005, we operated 24 Air Medical locations opened since September 2003, compared to ten locations at March 31, 2004 opened since the same date. Although there was an increase of $4.8 million in operating revenues in the Air Medical segment for the quarter, revenues were unfavorably affected by adverse weather. The impact on revenues of adverse weather combined with the increased costs associated with the additional operating locations, resulted in a loss in the Air Medical segment for the quarter. The additional costs were at planned levels.

Direct expense was $64.0 million for the quarter ended March 31, 2005, compared to $57.3 million for the quarter ended March 31, 2004, an increase of $6.7 million. Our Air Medical segment’s direct expense increased $8.6 million, due to the additional 14 operating locations. In addition, there was an increase of $0.2 million in our Domestic Oil and Gas segment. There were decreases in direct expense in our International segment ($0.7 million) and the Technical Services segment ($1.3 million). The decreases were due in part to recording an insurance premium credit ($2.8 million) on our aircraft hull and liability insurance resulting from our favorable loss experience for the current policy year.

Earnings before tax were $0.6 million for the quarter ended March 31, 2005, compared to earnings before tax of less than $0.3 million for the quarter ended March 31, 2004. Our earnings were essentially flat because the improvements in our Domestic Oil and Gas and International segments were essentially offset by the loss in our Air Medical segment.

In 2004, we took delivery of two heavy transport category aircraft, both of which commenced operating for a customer in 2005 in our Domestic Oil and Gas segment. In the second quarter of 2005, we will take delivery of two additional heavy transport category aircraft, which are also currently committed to customers for service in the Domestic Oil and Gas segment. The cost of the two additional aircraft is $32.1 million. We intend to enter into an operating lease for these aircraft. Funding for the additional aircraft is discussed below.

During the quarter, we received delivery of two light aircraft and one medium aircraft, and subsequent to quarter’s end we received delivery of five light aircraft. Of these, the medium aircraft and two light aircraft were funded with operating leases.

Based on customer commitments and discussions with our customers regarding their planned activities, we have placed orders or intend to exercise purchase options for an additional 21 medium and light aircraft for service in our Domestic Oil and Gas segment at a total cost of $109.4 million with deliveries scheduled in 2005 and 2006. Not included in this total are six aircraft on order at December 31, 2004, which were delivered in the first quarter 2005.

Additionally, we will continue the expansion of the Air Medical operations in 2005, and have placed orders for an additional twelve aircraft. The cost of these aircraft is $46.3 million and deliveries are scheduled throughout 2005.

Deliveries of the above aircraft are scheduled throughout 2005 and 2006.

We expect to fund the above aircraft orders with the issuance of equity or debt securities, operating leases, or some combination thereof.

Operating Statistics

The following tables present certain non-financial operational statistics for the quarters ended March 31, 2005 and 2004:

	Quarter Ended
	March 31,
	2005	2004
Flight hours:
Domestic Oil and Gas	22,306	22,731
Air Medical	4,630	4,090
International	3,872	3,955

Total	30,808	30,776

Air Medical Transports (1)	3,147	2,397

Aircraft operated at period end:
Domestic Oil and Gas	153	157
Air Medical	51	46
International	17	19

Total (2)	221	222

(1) Represents patient transports for the period. Flight hours for these transports are included above.

(2) Includes 18 and 14 aircraft as of March 31, 2005 and 2004, respectively that are customer owned or leased.

Quarter Ended March 31, 2005 compared with Quarter Ended March 31, 2004

Combined Operations

Revenues – Operating revenues for the quarter ended March 31, 2005 were $74.2 million compared to $67.0 million for the quarter ended March 31, 2004, an increase of $7.2 million. This increase was due to an increase in our Air Medical and Domestic Oil and Gas segments, offset in part by a decrease in Technical Services.

Flight hours were 30,808 for quarter ended March 31, 2005, compared to 30,776 flight hours for the quarter ended March 31, 2004. There was a slight reduction in flight hours in our Domestic Oil and Gas and International segments that were more than offset by increased rates. Although flight hours were essentially the same for the current quarter compared to the same quarter last year, our Air Medical segment’s flight hours were adversely affected by weather.

Other Income and Losses – Gain (loss) on equipment dispositions was $0.6 million for the quarter ended March 31, 2005, compared to $0.7 million for the quarter ended March 31, 2004. These amounts represent a gain on sales of aircraft that no longer meet the strategic needs of our fleet.

Other income was $0.1 million for both periods, which is primarily interest income.

Direct Expenses – Direct operating expense was $64.0 million for the quarter ended March 31, 2005, compared to $57.3 million for quarter ended March 31, 2004, an increase of $6.7 million. This increase was due to the 14 additional Air Medical operating locations at March 31, 2005, compared to March 31, 2004. This increase is further discussed below in the Segment Discussion.

Selling, General, and Administrative Expenses – Selling, general, and administrative expenses were $5.2 million for the quarter ended March 31, 2005, compared to $5.1 million for the quarter ended March 31, 2004.

Interest Expense – Interest expense was $5.1 million for the quarter ended March 31, 2005 and $5.0 million for the quarter ended March 31, 2004. The increase in interest expense was due to an increase in the balance outstanding on the revolving credit facility.

Income Taxes – Income tax expense for the quarter ended March 31, 2005 was $0.2 million, an effective rate of 40%, compared to less than $0.3 million, for the quarter ended March 31, 2004. Income tax expense in the prior year quarter included $0.2 million related to foreign taxes paid for which we were unable to take a foreign tax credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. We anticipate that foreign taxes paid in 2005 will be utilized as a tax credit in future years based on recent changes in the tax laws.

Earnings – Our net income for the quarter ended March 31, 2005 was $0.4 million compared to net income of less than $0.1 million for the quarter ended March 31, 2004. The loss in the Air Medical segment related to unfavorable weather adversely affected earnings for the quarter.

Segment Discussion

Domestic Oil and Gas – Domestic Oil and Gas segment revenues were $44.9 million for the quarter ended March 31, 2005, compared to $42.2 million for the quarter ended March 31, 2004. Flight hours were 22,306 for the current quarter compared to 22,731 in the same quarter in the prior year. The increase in revenue was due to additional aircraft under contract and certain contractual rate increases.

The number of aircraft in the segment at March 31, 2005 was 153 compared to 157 at March 31, 2004. Of this decrease, two aircraft were transferred to our Air Medical segment. Although the quarter to quarter comparisons reflect a decrease, we are currently increasing the number of aircraft in our Domestic Oil and Gas segment based on customer commitments and discussions with our customers regarding their planned activities.

Direct expense in our Domestic Oil and Gas segment was $36.9 million for the quarter ended March 31, 2005, compared to $36.7 million for the quarter ended March 31, 2004. The increase of $0.2 million was due to increases in aircraft rent ($0.3 million) due to the addition of two S-92 aircraft in the fourth quarter of 2004 and fuel costs ($0.8 million). In addition, other operating expenses increased by $1.0 million. This was partially offset by a decrease in insurance cost ($1.5 million) resulting from a contractual credit of $1.9 million on the aircraft hull and liability insurance related to favorable loss experience in the policy year that expired in April 2005.

Our Domestic Oil and Gas segment’s operating income was $7.8 million for the quarter ended March 31, 2005, compared to $5.5 million for the quarter ended March 31, 2004. The increase in operating income was due primarily to the increase in operating revenue.

Air Medical – Air Medical segment revenues were $20.8 million for the quarter ended March 31, 2005, compared to $16.0 million for the quarter ended March 31, 2004, an increase of $4.8 million. The 30% increase in revenue is consistent with a 31% increase in medical transports from 2,397 in 2004 to 3,147 in 2005. The increase in revenues was due to the additional 14 operating locations established since March 31, 2004, for a total of 24 new Air Medical locations opened since September, 2003. Flight hours were 4,630 for the quarter ended March 31, 2005, compared to 4,090 for the quarter ended March 31, 2004. Although flight hours reflect an increase over the same quarter prior year, there were more aircraft operational in the current quarter. Additionally, flight hours in the current quarter were adversely affected by unfavorable weather conditions.

The number of aircraft in the segment was 51 at March 31, 2005, compared to 46 at March 31, 2004. Of the 46 aircraft at March 31, 2004, 14 had recently been placed in service as of the end of that quarter.

Direct expenses in our Air Medical segment were $21.3 million for the quarter ended March 31, 2005, compared to $12.8 million for the quarter ended March 31, 2004, an increase of $8.5 million. This increase was due to the additional operating locations and certain recently-added locations being in service for a full quarter. The increase was comprised of an increase in employee costs ($5.1 million) due to increased staff related to additional operations, increased depreciation expense due to increased aircraft ($0.4 million), increased aircraft parts usage ($0.5 million), increased aircraft fuel ($0.4 million), and increased costs associated with an increase in the number of operating bases ($2.8 million) which includes rent expense, utilities, and supplies, and temporary labor. This was partially offset by a decrease in insurance cost ($0.7 million) resulting from recording a contractual credit on the aircraft hull and liability insurance related to favorable loss experience in the policy year that expired in April 2005.

Selling, general and administrative expense was $1.4 million for the quarter ended March 31, 2005, compared to $1.8 million for the quarter ended March 31, 2004. The reduction was attributable to certain start up costs incurred in the prior year quarter and also outsourcing the billing function.

Our Air Medical segment had an operating loss of $1.9 million for the quarter ended March 31, 2005, compared to operating income of $1.5 million for the quarter ended March 31, 2004. The loss for the quarter was due to the low flight activity caused by unfavorable weather conditions. Although direct expense increased due to the additional operating locations, those costs were primarily at planned levels.

International – International segment revenues were $7.0 million for the quarter ended March 31, 2005, compared to $6.0 million for the quarter ended March 31, 2004. The increase was due to an increase in rates in 2004 and 2005. Flight hours for the quarter ended March 31, 2005 decreased to 3,872, compared to 3,955 for the quarter ended March 31, 2004. The number of aircraft in the segment was 17 at March 31, 2005, compared to 19 at March 31, 2004.

Direct expenses in our International segment were $4.7 million for the quarter ended March 31, 2005, compared to $5.3 million for the quarter ended March 31, 2004. The decrease in direct expenses was due to a decrease in aircraft component repairs in the segment.

Our International segment had operating income of $2.3 million for the quarter ended March 31, 2005, compared to operating income of $0.6 million for the quarter ended March 31, 2004. The increase in operating income was due to the increase in revenue related to the increase in rates and also due to the decrease in direct expense.

Technical Services – Technical Services revenues were $1.6 million for the quarter ended March 31, 2005, compared to $2.8 million for the quarter ended March 31, 2004. The decrease was due to completion of the primary contract for the segment in the third quarter of 2004. Operating revenues from this contract were $2.3 million for the quarter ended March 31, 2004.

Direct expenses in our Technical Services segment were $1.2 million for the quarter ended March 31, 2005, compared to $2.5 million for the quarter ended March 31, 2004. The decrease was also due to completion of the contract discussed above.

Our Technical Services segment had operating income of $0.4 million for the quarter ended March 31, 2005, compared to $0.3 million for the quarter ended March 31, 2004.

Liquidity and Capital Resources

Our cash position at March 31, 2005 was $20.2 million, compared to $18.0 million at March 31, 2004. Working capital was $93.4 million at March 31, 2005, as compared to $88.7 million at December 31, 2004, an increase of $4.7 million. The increase in working capital is due to the increase in accounts receivable related to the increased Air Medical operating locations.

Net cash provided by operating activities was $4.7 million for the quarter ended March 31, 2005, compared to $7.3 million for the quarter ended March 31, 2004. The decrease in cash provided by operating activities was due to the increased accounts receivable related to the additional Air Medical locations. Capital expenditures were $6.3 million, and gross proceeds of aircraft and other sales were $1.8 million for the quarter ended March 31, 2005, compared to capital expenditures of $13.0 million and gross proceeds of aircraft and other sales of $6.0 million for the quarter ended March 31, 2004. Capital expenditures primarily involve purchases, renewals and capability upgrades of aircraft.

On April 23, 2002, we issued $200 million in principal amount of 9 3/8% Series A Unsecured Senior Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for our 9 3/8% Series B Unsecured Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of March 31, 2005, we were in compliance with these covenants.

We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on July 31, 2006. As of March 31, 2005, we had borrowings of $10.3 million at an interest rate of 6% and $2.6 million in letters of credit outstanding under the revolving credit facility. The credit facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2005, we were in compliance with these covenants.

We believe that cash flow from operations will be sufficient to fund operating requirements and required interest payments on the Series B Senior Notes for the next twelve months. However, we expect to finance the acquisition of new aircraft, as discussed below, with the issuance of equity or debt securities, operating leases, or some combination thereof.

On March 23, 2005, we filed a shelf registration statement on Form S-3 with the SEC to register the offer and sale, from time to time, of our voting common stock, non-voting common stock, preferred stock, depositary shares, warrants and debt securities, or a combination of any of those securities, with an aggregate initial offering price of up to $400 million. The SEC declared the registration statement effective on March 31, 2005.

On April 29, 2005, we paid $9.4 million in interest on the Series B Senior Notes. Annual interest payments are approximately $18.8 million. This excludes amortization of issuance costs of approximately $0.9 million per year.

In 2004, we took delivery of two heavy transport category aircraft and entered into a 10-year operating lease with annual payments of approximately $1.4 million for each aircraft. We also exercised our option to acquire two additional transport category aircraft in response to customer commitments. These aircraft are scheduled for delivery in the second quarter of 2005. The total cost of these additional two aircraft is $32.1 million. We intend to exercise an operating lease for these aircraft. In addition, we have an option to acquire two additional transport category aircraft from the same manufacturer, which would be exercised based on customer requirements.

Based on customer commitments and discussions with our customers regarding their planned activities, we have placed orders or intend to exercise purchase options for an additional 21 medium and light aircraft for service in our Domestic Oil and Gas segment at a total cost of $109.4 million with deliveries scheduled in 2005 and 2006.

Additionally, we will continue the expansion of the Air Medical operations in 2005, and have placed orders or intend to exercise purchase options for an additional twelve aircraft. The cost of these aircraft is $46.3 million and deliveries are scheduled throughout 2005.

The table below sets out our contractual obligations related to operating lease obligations, notes payable and the Series B Senior Notes issued in 2002. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease four aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2005	2006	2007	2008	2009	2009
				(Thousands of dollars)
Purchase commitments (1)	$187,800	$123,172	$64,628	$—	$—	$—	$—

Aircraft lease obligations	44,610	3,283	4,377	4,377	4,377	4,377	23,819

Facility lease obligations	18,383	1,941	2,250	1,742	1,443	1,034	9,973

Notes payable	2,000	2,000	—	—	—	—	—

Revolving credit facility (2)	10,275	—	10,275	—	—	—	—

Series B Senior Notes (2)	200,000	—	—	—	—	200,000	—

	$463,068	$130,396	$81,530	$6,119	$5,820	$205,411	$33,792

(1)	These commitments are for aircraft for which we intend to issue new equity or debt securities, execute an operating lease, or some combination thereof. Additionally, these represent purchase commitments or amounts for purchase options which we intend to exercise.

(2)	Long term debt.

Estimated interest costs on the Series B Senior Notes due 2009 is $18.8 million per year for the years 2005 through 2008, and $6.5 million for 2009 when the Notes are due. This excludes amortization of issuance costs of approximately $0.9 million per year.

Environmental Matters

We have an aggregate estimated liability of $0.2 million as of March 31, 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette facility, which we vacated in 2001, and have determined that limited soil and ground water contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on these wells. In May, 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (RECAP) standard Site Assessment Report to the Louisiana Department of Environmental Quality (LDEQ) fully defining the extent and type of contamination. Once LDEQ completes its review of the site assessment and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation of contamination, based on the May, 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the Lafayette facility will not be material to our consolidated financial position, results of operation or liquidity. During 2004, LDEQ advised us that groundwater contaminants impacting monitor wells at our new Lafayette Heliport were originating from an off-site location and that we would not be required to perform further monitoring at the site. On September 1, 2004, LDEQ advised that based on their review of our Risk Evaluation/Corrective Action Program (RECAP) Reports dated September 28, 2001 and December 16, 2003, that they had determined that no further action was necessary at the Amelia facility.

We received final documents granting closure on the Rockport, Texas facilities during the first quarter of 2005 from the Texas Commission on Environmental Quality (TCEQ) stating that no further action at these facilities would be required.

New Accounting Pronouncements

For a discussion of applicable new accounting pronouncements, see Note 6 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of our Series B Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2005, the market value of the notes was approximately $212.5 million.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Since the Evaluation Date, there have not been any significant changes in our internal control over financial reporting or in other factors that could materially affect such internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined. In the opinion of management, the amount of the ultimate liability with respect to these actions is for the most part covered by insurance, and the uninsured claims will not have a material adverse effect on our consolidated financial statements.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	(i)	Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1 (i) to PHI’s Report on Form 10-Q for the quarterly period ended October 31, 1994).

	(ii)	By-laws of the Company as amended (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.1	Indenture dated April 23, 2002 among Petroleum Helicopters, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

4.2	Form of 9 3/8% Senior Note (incorporated by reference to Exhibit A of Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

10.1	Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2002).

10.2	First Amendment dated June 18, 2004, to Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc. and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

(b)	Reports on Form 8-K
On March 17, 2005, the Company filed a Form 8-K, reporting in Item 5 the Company’s earnings for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Helicopters, Inc.

May 6, 2005	By:	/s/ Al A. Gonsoulin

Al A. Gonsoulin
Chairman and Chief Executive Officer

May 6, 2005	By:	/s/ Michael J. McCann

Michael J. McCann
Chief Financial Officer and Treasurer