Form 10-Q
period 2005-06-30
PETROLEUM HELICOPTERS INC
filed 2005-08-08
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2005

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
Yes: ☑ No: ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑ No: ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	7,418,892 shares

PETROLEUM HELICOPTERS, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$106,551	$18,008
Accounts receivable – net of allowance
Trade	66,857	58,242
Other	4,091	1,134
Inventory	42,356	39,225
Other current assets	8,163	10,695
Refundable income taxes	637	1,101

Total current assets	228,655	128,405

Property and equipment, net	265,113	253,241
Other	12,217	12,527

Total Assets	$505,985	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,128	$22,735
Accrued liabilities	10,638	6,472
Accrued vacation payable	4,525	3,775
Accrued insurance payable	—	1,526
Accrued interest payable	3,182	3,181
Notes payable	—	2,000

Total current liabilities	42,473	39,689

Long-term debt	200,000	208,275
Deferred income taxes	30,641	29,805
Other long-term liabilities	6,259	6,429
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	742	253
Additional paid-in capital	128,926	15,098
Retained earnings	96,659	94,339

Total shareholders’ equity	226,612	109,975

Total Liabilities and Shareholders’ Equity	$505,985	$394,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues	$86,783	$70,186	$161,022	$137,159
Gain (loss) on disposition of property and equipment, net	(186)	507	460	1,180
Other	198	62	293	145

	86,795	70,755	161,775	138,484

Expenses:
Direct expenses	72,896	58,048	136,931	115,333
Selling, general and administrative expenses	5,472	5,610	10,701	10,754
Interest expense	5,159	5,010	10,276	10,026

	83,527	68,668	157,908	136,113

Earnings before income taxes	3,268	2,087	3,867	2,371
Income taxes	1,307	974	1,547	1,255

Net earnings	$1,961	$1,113	$2,320	$1,116

Weighted average shares outstanding:
Basic	6,158	5,383	5,773	5,383
Diluted	6,246	5,486	5,858	5,486

Net earnings per share
Basic	$0.32	$0.21	$0.40	$0.21
Diluted	$0.31	$0.20	$0.40	$0.20
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$2,320	$1,116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,202	13,699
Deferred income taxes	836	768
Gain on disposition of property & equipment, net	(460)	(1,180)
Other	658	668
Changes in operating assets and liabilities	(7,197)	(7,646)

Net cash provided by operating activities	9,359	7,425

Cash flows from investing activities:
Purchase of property and equipment	(30,910)	(20,628)
Proceeds from asset dispositions	6,052	7,331

Net cash used in investing activities	(24,858)	(13,297)

Cash flows from financing activities:
Payments on line of credit and note payable	(15,225)	(3,900)
Borrowings on line of credit	4,950	8,400
Proceeds from stock issuance, net	114,317	—

Net cash provided by financing activities	104,042	4,500

Increase (decrease) in cash and cash equivalents	88,543	(1,372)
Cash and cash equivalents, beginning of period	18,008	19,872

Cash and cash equivalents, end of period	$106,551	$18,500

Supplemental Disclosures Cash Flow Information
Interest paid	$9,605	$9,503

Taxes paid, net	$290	$310

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
2. Segment Information
The Company has four operating segments: Domestic Oil and Gas, Air Medical, International and Technical Services.
Domestic Oil and Gas segment. We transport personnel and, to a lesser extent, parts and equipment to, from and among offshore platforms, drilling rigs and other offshore facilities in the Gulf of Mexico. We currently operate 158 aircraft in this segment. In 2004, the Domestic Oil and Gas segment represented 62% of our total operating revenues.
Air Medical segment. We provide air medical transportation services for hospitals and emergency service agencies. We currently operate in 12 states with 56 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. Our helicopters transport patients between hospitals as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. In 2004, approximately 27% of our total operating revenues was generated by our air medical operations.
International segment. We currently provide helicopter services to a major oil company operating in Angola and the Democratic Republic of Congo, and to the National Science Foundation in Antarctica. We generally do not enter international markets without having customer contracts in place for the region, and are selective in our international customers. We have a total of 16 helicopters currently operating internationally, with 12 of those dedicated to oil and gas operations. In 2004, our international operations contributed approximately 8% of our total operating revenues.
Technical Services segment. We perform maintenance and repair services at our Lafayette, Louisiana facility pursuant to a Federal Aviation Administration repair station license, primarily for our own fleet, but also for existing customers that own their aircraft. The license includes authority to repair airframes, engines, avionics, accessories, radios and instruments and to perform specialized services. Approximately 3% of our total operating revenues in 2004 was generated by our technical services operations.
Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.
Summarized financial information concerning the Company’s reportable operating segments for the quarter and six months ended June 30, 2005 and 2004 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$51,573	$43,402	$96,440	$85,579
Air Medical	28,300	18,462	49,084	34,478
International	5,781	5,211	12,799	11,170
Technical Services	1,129	3,111	2,699	5,932

Total operating revenues	86,783	70,186	161,022	137,159

Segment direct expense
Domestic Oil and Gas	42,496	35,971	79,345	72,645
Air Medical	25,773	14,909	47,097	27,668
International	3,806	4,422	8,466	9,753
Technical Services	821	2,746	2,023	5,267

Total direct expense	72,896	58,048	136,931	115,333

Segment selling, general and administrative expense
Domestic Oil and Gas	202	759	448	1,266
Air Medical	1,538	1,913	2,904	3,713
International	19	21	63	24
Technical Services	2	4	5	8

Total selling, general and administrative expense	1,761	2,697	3,420	5,011

Total direct and selling, general and administrative expense	74,657	60,745	140,351	120,344

Net segment profit (loss)
Domestic Oil and Gas	8,875	6,672	16,647	11,668
Air Medical	989	1,640	(917)	3,097
International	1,956	768	4,270	1,393
Technical Services	306	361	671	657

Total	12,126	9,441	20,671	16,815

Other, net (1)	12	569	753	1,325
Unallocated selling, general and administrative costs	(3,711)	(2,913)	(7,281)	(5,743)
Interest expense	(5,159)	(5,010)	(10,276)	(10,026)

Earnings before income taxes	$3,268	$2,087	$3,867	$2,371

(1)	Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

3. Commitments and Contingencies
Environmental Matters – We have an aggregate estimated liability of $0.2 million as of June 30, 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ has indicated during recent meetings that it will soon complete its review and issue a decision as to whether it concurs with the Site Assessment that all contamination associated with the site has been fully delineated. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
During 2004, LDEQ advised us that groundwater contaminants impacting monitor wells at our Lafayette Heliport were originating from an off-site location and that we would no longer be required to perform further monitoring at the site. Subsequently, based upon site investigation work performed by the Lafayette Airport Commission, the source of the contamination was identified as residing at a nearby location for which we are not responsible.
Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but in the opinion of management, the Company’s ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and are in the process of providing documents and other information as required by the subpoena.
Long-term Debt – On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Unsecured Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for the Company’s 9 3/8% Series B Unsecured Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of June 30, 2005, the Company was in compliance with these covenants.
We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on July 31, 2006. As of June 30, 2005, we had no borrowings and $4.2 million in letters of credit were outstanding under the revolving credit facility. The credit facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2005, we were in compliance with these covenants.

Operating Leases – The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and, certain real estate leases also include renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft, and some leases contain renewal and purchase options. At June 30, 2005, the Company had approximately $94.9 million in aggregate commitments under operating leases of which approximately $5.0 million is payable through December 31, 2005, and a total of $9.9 million is payable over the twelve month period ending June 30, 2006. Of the total lease commitments, $76.9 million represents commitments for aircraft and $18.0 million represents facility lease commitments, primarily for the Company’s facilities in Lafayette, Louisiana.
We took delivery of two additional heavy transport aircraft in the second quarter of 2005 and executed an operating lease with a commercial lender for these aircraft.
Purchase Commitments – At June 30, 2005, we had purchase commitments for aircraft of $139.9 million. Subsequent to June 30, 2005, we took delivery of one medium and one light aircraft at a total cost of $11.4 million, which were funded from the proceeds of the stock offering.
In the Domestic Oil and Gas segment, at June 30, 2005, we had orders for 20 additional medium and light aircraft at a cost of $102.3 million with deliveries scheduled throughout 2005 and 2006. One of these medium aircraft was delivered subsequent to quarter end as mentioned above. These aircraft were ordered based on customer contracts or active contract negotiations and discussions.
In the Air Medical segment, at June 30, 2005, we had orders for ten additional aircraft at a cost of $37.6 million with deliveries scheduled throughout 2005 and 2006. One of these aircraft was delivered subsequent to quarter end as mentioned above. These aircraft were ordered to support planned expansion in this segment.
4. Valuation Accounts
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million at June 30, 2005 and December 31, 2004.
The Company also establishes valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $6.4 million and $7.0 million at June 30, 2005 and December 31, 2004, respectively.
5. Employee Incentive Compensation
In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. Pursuant to the plan, the Company accrued estimated incentive compensation expense for the quarter ended June 30, 2005 of $0.3 million. No incentive compensation expense was recorded for the year ended December 31, 2004.
6. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, ‘Share Based Payment’. SFAS No. 123R supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123R will have an impact on our results of operations. The impact of the adoption of this Statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited consolidated financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K. SFAS No. 123R must be adopted by January 1, 2006. The Company plans to adopt SFAS No. 123R using the modified-prospective method.
In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. ABP Opinion No. 29, “Accounting for Nonmonetary Transactions”, previously provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective on July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.
7. Condensed Consolidated Financial Information
Our 9 3/8% Series A Senior Notes are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company’s existing 100% owned operating subsidiaries (“Guarantor Subsidiaries”).
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

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$106,110	$441	$—	$106,551
Accounts receivable – net of allowance	61,732	9,216	—	70,948
Inventory	42,356	—	—	42,356
Other current assets	7,772	391	—	8,163
Refundable income taxes	452	185	—	637

Total current assets	218,422	10,233	—	228,655

Property and equipment, net	260,571	4,542	—	265,113
Investment in subsidiaries and other	14,750	33,705	(36,238)	12,217

Total Assets	$493,743	$48,480	$(36,238)	$505,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,901	$1,599	$(1,734)	$34,766
Accrued vacation payable	4,237	288	—	4,525
Accrued interest payable	3,182	—	—	3,182

Total current liabilities	42,320	1,887	(1,734)	42,473

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	24,811	11,896	193	36,900
Shareholders’ Equity:
Paid-in capital	129,953	4,402	(4,402)	129,953
Retained earnings	96,659	30,295	(30,295)	96,659

Total shareholders’ equity	226,612	34,697	(34,697)	226,612

Total Liabilities and Shareholders’ Equity	$493,743	$48,480	$(36,238)	$505,985

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

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

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended June 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$73,698	$13,085	$—	$86,783
Management fees	895	—	(895)	—
Gain (loss) on dispositions of property and equipment, net	(186)	—	—	(186)
Other	198	—	—	198

	74,605	13,085	(895)	86,795

Expenses:
Direct expenses	64,994	7,902	—	72,896
Management fees	—	895	(895)	—
Selling, general, and administrative	4,838	634	—	5,472
Equity in net income of consolidated subsidiaries	(2,372)	—	2,372	—
Interest expense	5,159	—	—	5,159

	72,619	9,431	1,477	83,527

Earnings before income taxes	1,986	3,654	(2,372)	3,268
Income taxes	25	1,282	—	1,307

Net earnings	$1,961	$2,372	$(2,372)	$1,961

	For the quarter ended June 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$46,908	$23,278	$—	$70,186
Management fees	939	—	(939)	—
Equity in net income of consolidated subsidiaries	1,361	—	(1,361)	—
Gain on dispositions of property and equipment, net	507	—	—	507
Other	62	—	—	62

	49,777	23,278	(2,300)	70,755

Expenses:
Direct expenses	39,898	18,150	—	58,048
Management fees	—	939	(939)	—
Selling, general, and administrative	3,690	1,920	—	5,610
Interest expense	5,010	—	—	5,010

	48,598	21,009	(939)	68,668

Earnings before income taxes	1,179	2,269	(1,361)	2,087
Income taxes	66	908	—	974

Net earnings	$1,113	$1,361	$(1,361)	$1,113

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$135,425	$25,597	$—	$161,022
Management fees	1,153	—	(1,153)	—
Gain on dispositions of property and equipment, net	460	—	—	460
Other	293	—	—	293

	137,331	25,597	(1,153)	161,775

Expenses:
Direct expenses	121,041	15,890	—	136,931
Management fees	—	1,153	(1,153)	—
Selling, general, and administrative	9,398	1,303	—	10,701
Equity in net income of consolidated subsidiaries	(4,918)	—	4,918	—
Interest expense	10,276	—	—	10,276

	135,797	18,346	3,765	157,908

Earnings before income taxes	1,534	7,251	(4,918)	3,867
Income taxes	(786)	2,333	—	1,547

Net earnings	$2,320	$4,918	$(4,918)	$2,320

	For the six months ended June 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$95,413	$41,746	$—	$137,159
Management fees	1,881	—	(1,881)	—
Gain on dispositions of property and equipment, net	1,180	—	—	1,180
Other	145	—	—	145

	98,619	41,746	(1,881)	138,484

Expenses:
Direct expenses	81,957	33,376	—	115,333
Management fees	—	1,881	(1,881)	—
Selling, general, and administrative	7,018	3,736	—	10,754
Equity in net income of consolidated subsidiaries	(1,651)	—	1,651	—
Interest expense	10,026	—	—	10,026

	97,350	38,993	(230)	136,113

Earnings before income taxes	1,269	2,753	(1,651)	2,371
Income taxes	153	1,102	—	1,255

Net earnings	$1,116	$1,651	$(1,651)	$1,116

PETROLEUM HELICOPTERS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,208	$151	$—	$9,359

Cash flows from investing activities:
Purchase of property and equipment	(30,910)	—	—	(30,910)
Proceeds from asset dispositions	6,052	—	—	6,052

Net cash used in investing activities	(24,858)	—	—	(24,858)

Cash flows from financing activities:
Payments on long term debt	(15,225)	—	—	(15,225)
Borrowings on long term debt	4,950	—	—	4,950
Proceeds from stock issuance, net	114,317	—	—	114,317

Net cash provided by financing activities	104,042	—	—	104,042

Increase in cash and cash equivalents	88,392	151	—	88,543
Cash and cash equivalents, beginning of period	17,718	290	—	18,008

Cash and cash equivalents, end of period	$106,110	$441	$—	$106,551

	For the six months ended June 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$7,430	$(5)	$—	$7,425

Cash flows from investing activities:
Purchase of property and equipment	(20,628)	—	—	(20,628)
Proceeds from asset dispositions	7,331	—	—	7,331

Net cash used in investing activities	(13,297)	—	—	(13,297)

Cash flows from financing activities:
Proceeds from line of credit, net	4,500	—	—	4,500

Net cash provided by financing activities	4,500	—	—	4,500

Decrease in cash and cash equivalents	(1,367)	(5)	—	(1,372)
Cash and cash equivalents, beginning of period	19,821	51	—	19,872

Cash and cash equivalents, end of period	$18,454	$46	$—	$18,500

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004 management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, adverse weather effects, the availability and cost of capital required to acquire aircraft, environmental risks, the activities of our competitors, changes in government regulation, union activities or labor strife, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, and the ability of the Company to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2004. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
During the quarter we completed the sale of 4,887,500 shares of non-voting common stock at $25.00 per share, which included the exercise by our underwriters of an over-allotment option covering 637,500 shares. Net proceeds from the offering were approximately $114 million, net of expenses. We intend to apply substantially all of the proceeds toward the expansion of our aircraft fleet.
During this quarter, flight hour activity improved and there was an increase in contracted aircraft in our Domestic Oil and Gas segment. In addition, patient transport activity increased in our Air Medical segment from 2,676 for the prior year quarter to 4,323 transports for the current year quarter. We are continuing the expansion in this segment as 29 new locations have been opened since September 2003, and an additional 13 new locations since June 2004. This is discussed in the Combined Operations and Segment Discussion below.
At June 30, 2005, we had purchase commitments for aircraft of $139.9 million. During the quarter ended June 30, 2005, we took delivery of two heavy transport aircraft which we financed through operating leases. In addition, we have an option to acquire two additional heavy transport aircraft, which would be exercised based on customer requirements. Subsequent to June 30, 2005, we also took delivery of one medium and one light aircraft at a total cost of $11.4 million, which were funded from proceeds of the stock offering.

In the Domestic Oil and Gas segment, at June 30, 2005, we had orders for 20 additional medium and light aircraft at a cost of $102.3 million with deliveries scheduled throughout 2005 and 2006. One of these medium aircraft was delivered subsequent to quarter end as mentioned above. These aircraft were ordered based on customer contracts or active contract negotiations and discussions.
In the Air Medical segment, at June 30, 2005, we had orders for ten additional aircraft at a cost of $37.6 million with deliveries scheduled throughout 2005 and 2006. One of these aircraft was delivered subsequent to quarter end as mentioned above. These aircraft were ordered to support planned expansion in this segment.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and are in the process of providing documents and other information as required by the subpoena.
Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2005 and 2004:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Flight hours:
Domestic Oil and Gas	28,090	25,854	50,396	48,585
Air Medical	6,944	4,942	11,573	9,032
International	3,706	3,608	7,578	7,562

Total	38,740	34,404	69,547	65,179

Air Medical Transports (1)	4,323	2,676	7,469	5,073

	June 30,
	2005	2004
Aircraft operated at period end:
Domestic Oil and Gas	158	154
Air Medical	56	47
International	16	20

Total (2)	230	221

(1)	Represents individual patient transports. Flight hours for these transports are included in the above flight hour information.

(2)	Includes 22 and 14 aircraft as of June 30, 2005 and 2004, respectively that are customer owned or leased.
Quarter Ended June 30, 2005 compared with Quarter Ended June 30, 2004
Combined Operations
Revenues – Operating revenues for the three months ended June 30, 2005 were $86.8 million compared to $70.2 million for the three months ended June 30, 2004, an increase of $16.6 million. Approximately one-half of this increase was due to an increase in our Domestic Oil and Gas operations ($8.2 million), due to an increase in flight hour activity and also an increase in contracted aircraft. The increases in the Domestic Oil and Gas segment activity are due to increased production and exploration activity by our customers in the Gulf of Mexico. Air Medical segment operating revenues increased ($9.8 million) due to increased patient transport activity and also due to additional operating locations. International segment operating revenues increased ($0.6 million) due to increased rates. Technical Services operating revenues decreased ($2.0 million) due to completion of a contract in the September 30, 2004 quarter.
Flight hours were 38,740 for the three months ended June 30, 2005, compared to 34,404 flight hours for the three months ended June 30, 2004. There was an increase in flight hour activity in all segments as discussed in the Segment Discussion below.
Total aircraft at June 30, 2005, was 230 compared to 221 at June 30, 2004. There were also 221 aircraft at December 31, 2004.
Other Income and Losses – Gain (loss) on equipment dispositions was a loss of $0.2 million for the quarter ended June 30, 2005, due to the sale of one aircraft, compared to a gain of $0.5 million for the quarter ended June 30, 2004. These amounts represent a gain or loss on sales of aircraft that no longer meet the strategic needs of our fleet.
Other income was $0.2 million for the current quarter compared to $0.1 million for the prior year quarter. Other income represents interest income from cash on deposit and will increase to approximately $0.6 million next quarter as a result of earnings on the unspent proceeds of our stock offering. This will decrease as aircraft are purchased.
Direct Expenses – Direct operating expense was $72.9 million for the three months ended June 30, 2005, compared to $58.0 million for three months ended June 30, 2004, an increase of $14.9 million. Employee compensation cost increased ($7.6 million) due primarily to the expansion of the Air Medical operations, helicopter lease expense increased ($1.3 million) due to additional aircraft on operating leases, aircraft parts usage increased ($1.5 million) due to increased flight hour activity, aircraft warranty cost increased ($2.5 million) due to a warranty termination credit in the prior year ($2.2 million) and the addition of new aircraft under manufacturer warranty programs, and fuel cost increased ($1.9 million) due to additional flight time and an increase in per gallon cost. Fuel cost above a certain contracted rate is rebilled to the customer and is included in revenue. Costs associated with additional Air Medical bases increased ($2.9 million), related to rent, utilities, supplies, and temporary labor associated with these new bases. Technical Services direct expenses decreased ($1.9 million) due to completion of a contract in 2004. Other items, net, decreased ($0.9 million).
We periodically review and update the salvage values used in the computation of depreciation expense on our aircraft and on major modifications thereto which are capitalized and depreciated separately. During the current quarter there was an adjustment to depreciation expense related to certain major modifications to reflect the consistent application of appropriate salvage values effective January 1, 2005 and prospectively. The adjustment for the six month period was recorded in the quarter ended June 30, 2005 and resulted in a decrease in depreciation expense ($0.5 million) for the quarter. We expect a similiar reduction in depreciation expense to be recorded in the second half of the year. In addition, we incurred approximately ($0.7 million) of expense in the quarter ended June 30, 2005 for repairs to an aircraft that incurred substantial damage due to a weather related incident. We expect to incur approximately $0.5 million in the second half of 2005 to complete those repairs.
Selling, General, and Administrative Expenses – Selling, general, and administrative expenses were $5.5 million for the three months ended June 30, 2005, compared to $5.6 million for the three months ended June 30, 2004.
Interest Expense – Interest expense was $5.2 million for the quarter ended June 30, 2005 and $5.0 million for the quarter ended June 30, 2004. The increase was due to an increase in the balance outstanding on the revolving credit facility, which was used to fund the purchase of aircraft prior to completion of our recent stock offering.
Income Taxes – Income tax expense for the three months ended June 30, 2005 was $1.3 million, an effective rate of 40%, compared to $1.0 million for the three months ended June 30, 2004, an effective rate of 47%. Income tax expense in the prior year quarter included $0.2 million related to foreign taxes paid for which we were unable to take a foreign tax credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. We anticipate that foreign taxes paid in 2005 will be utilized as a tax credit in future years based on recent changes in the tax laws.

Earnings – Our net income for the three months ended June 30, 2005 was $2.0 million compared to net income of $1.1 million for the three months ended June 30, 2004. Earnings per share on a fully diluted basis was $0.31 for the current quarter compared to $0.20 for the prior year quarter.
Segment Discussion
Domestic Oil and Gas - Domestic Oil and Gas segment operating revenues were $51.6 million for the three months ended June 30, 2005, compared to $43.4 million for the three months ended June 30, 2004. Flight hours were 28,090 for the current quarter compared to 25,854 in the same quarter in the prior year. The increase in revenue ($8.2 million) was due to additional aircraft under contract and increased flight hours due to our customers’ increased production and exploration activity in the Gulf of Mexico.
The number of aircraft in the segment at June 30, 2005 was 158, compared to 154 at June 30, 2004. We are currently increasing the number of aircraft in the segment based on customer commitments and our understanding of anticipated requirements.
Direct expense in our Domestic Oil and Gas segment was $42.5 million for the three months ended June 30, 2005, compared to $36.0 million for the three months ended June 30, 2004. The increase of $6.5 million was due to increases in aircraft warranty cost ($2.0 million) due to a warranty termination credit in the prior year ($2.2 million) and the addition of new aircraft under manufacturer warranty programs. Aircraft rent increased ($1.0 million) due to additional aircraft funded with an operating lease, and fuel cost increases ($1.4 million) due in part to increased flight hours. Fuel costs above a contracted rate are rebilled to the customer and included in revenue. Employee compensation costs increased ($1.1 million) due primarily to increased overtime costs and increases in hourly rates. Other expenses, net, also increased ($1.0 million).
Our Domestic Oil and Gas segment’s income was $8.9 million for the three months ended June 30, 2005, compared to $6.7 million for the three months ended June 30, 2004. The increase in operating income was due primarily to the increased utilization of our aircraft.
Air Medical – Air Medical segment operating revenues were $28.3 million for the three months ended June 30, 2005, compared to $18.5 million for the three months ended June 30, 2004, an increase of $9.8 million. This increase was due to the increase in patient transports to 4,323 in 2005, compared to 2,676 in 2004. Flight hours were 6,944 for the three months ended June 30, 2005, compared to 4,942 for the three months ended June 30, 2004. Thirteen additional operating locations were established since June 30, 2004, for a total of 29 new Air Medical locations opened since September 2003.
The number of aircraft in the segment was 56 at June 30, 2005, compared to 47 at June 30, 2004. We expect to take delivery of ten additional aircraft for this segment in the remainder of 2005 and 2006. One of these aircraft was delivered in July 2005.
Direct expense in our Air Medical segment was $25.8 million for the three months ended June 30, 2005, compared to $14.9 million for the three months ended June 30, 2004. This increase was due to the additional operating locations and certain recently added locations being in service for a full quarter. The increase was comprised of increases in employee costs ($6.1 million) due to increased staff related to additional operations, depreciation expense ($0.1 million), aircraft parts usage ($0.8 million), aircraft warranty costs ($0.5 million) due to increased aircraft under manufacturer warranty agreements, aircraft fuel cost ($0.5 million), and costs associated with an increase in the number of operating bases ($2.9 million) which includes rent expense, utilities and supplies, temporary labor, and costs related to outsourcing of air medical billing.

Segment selling, general and administrative expense was $1.5 million for the three months ended June 30, 2005, compared to $1.9 million for the three months ended June 30, 2004. The reduction was attributable to start up costs associated with more new locations in the prior year quarter.
Our Air Medical segment had operating income of $1.0 million for the three months ended June 30, 2005, compared to operating income of $1.6 million for the three months ended June 30, 2004. The reduction was due to the continued expansion in the segment, as certain of the new locations have not achieved expected transport volumes, although there was improvement in this quarter.
International – International segment operating revenues were $5.8 million for the three months ended June 30, 2005, compared to $5.2 million for the three months ended June 30, 2004. The increase was due primarily to an increase in rates. Flight hours for the three months ended June 30, 2005 increased to 3,706 compared to 3,608 for the three months ended June 30, 2004. The number of aircraft in the segment was 16 at June 30, 2005, compared to 20 at June 30, 2004.
Direct expense in our International segment was $3.8 million for the three months ended June 30, 2005, compared to $4.4 million for the three months ended June 30, 2004. The decrease in direct expense was due primarily to a decrease in aircraft component repairs in the segment.
Our International segment had operating income of $1.9 million for the three months ended June 30, 2005, compared to operating income of $0.8 million for the three months ended June 30, 2004. The increase in operating income was due to the increase in revenue related to the increase in rates coupled with the decrease in direct expense.
Technical Services – Technical Services operating revenues were $1.1 million for the three months ended June 30, 2005, compared to $3.1 million for the three months ended June 30, 2004. The decrease was due to completion of the primary contract for the segment in the third quarter of 2004.
Direct expense in our Technical Services segment was $0.8 million for the three months ended June 30, 2005, compared to $2.7 million for the three months ended June 30, 2004. The decrease was also due to completion of the contract.
Our Technical Services segment had operating income of $0.3 million for the three months ended June 30, 2005, compared to $0.4 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 compared with Six Months Ended June 30, 2004
Combined Operations
Revenues – Operating revenues for the six months ended June 30, 2005, were $161.0 million, compared to $137.2 million for the six months ended June 30, 2004, an increase of $23.8 million. The increase was due to an increase in our Domestic Oil and Gas operations ($10.8 million), due to an increase in flight hour activity and also an increase in contracted aircraft. The increases in the Domestic Oil and Gas segment activity are due to increased production and exploration activity by our customers in the Gulf of Mexico. Air Medical segment operating revenues increased ($14.6 million) due to increased patient transport activity and also due to additional operating locations. International segment operating revenues increased due to increased rates ($1.6 million). Technical Services operating revenues decreased ($3.2 million) due to completion of a contract in the prior year.
The number of aircraft at June 30, 2005 was 230 as compared to 221 at June 30, 2004, and 221 at December 31, 2004. Total flight hours were 69,547 for the six months ended June 30, 2005, compared to 65,179 for the six months ended June 30, 2004. The increase in flight hours occurred in the quarter ended June 30, 2005. Patient transports were 7,469 for the current six months, compared to 5,073 for the same period in the prior year.
Other Income and Losses – Gain on equipment dispositions was $0.5 million for the six months ended June 30, 2005, compared to $1.2 million for the six months ended June 30, 2004.
Other income, which primarily represents interest income, was $0.3 million for the six months ended June 30, 2005 as compared to $0.1 million for the six months ended June 30, 2004.
Direct Expenses – Direct operating expense was $136.9 million for the six months ended June 30, 2005, compared to $115.3 million for six months ended June 30, 2004, an increase of $21.6 million. Employee compensation cost increased ($12.7 million) due primarily to the expansion of the Air Medical operations, helicopter lease expense increased ($1.8 million) due to additional aircraft on operating leases, aircraft parts usage increased ($2.5 million) due to increased flight hour activity, aircraft warranty cost increased ($1.8 million) due to a warranty termination credit in the prior year ($2.2 million), and an increase in fuel cost ($3.0 million). There was also an increase in the Air Medical base operating costs for the six months ($5.7 million) related to rent, utilities, services purchased, and temporary labor. Insurance cost decreased ($1.8 million) due to a contractual credit related to favorable loss experience. Technical Services direct cost decreased ($3.3 million) due to completion of a contract in 2004. Other items, net, decreased ($0.8 million).
Selling, General, and Administrative Expenses – Selling, general, and administrative expenses for the six months ended June 30, 2005 were $10.7 million, compared to $10.8 million for the six months ended June 30, 2004.
Interest Expense – Interest expense was $10.2 million for the six month period ended June 30, 2005, compared to $10.0 million for the six months ended June 30, 2004. The increase was due to an increase in the balance outstanding on the revolving credit facility, which was used to fund the purchase of aircraft prior to completion of our recent stock offering.
Income Taxes – Income tax expense for the six months ended June 30, 2005 was $1.5 million, an effective rate of 40%, compared to $1.3 million, an effective rate of 53%, for the six months ended June 30, 2004. Included in the tax provision for the six months ended June 30, 2004 is $0.5 million related to foreign taxes paid for which the Company cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from depreciation expense deductions as a result of the aircraft purchased in 2002 and 2003. We anticipate that foreign taxes paid in 2005 will be utilized as a tax credit in future years based on recent changes in the tax laws.
Earnings – Earnings before tax for the six months ended June 30, 2005 was $3.9 million, compared to $2.4 million for the six months ended June 30, 2004. Net earnings for the six months ended June 30, 2005 was $2.3 million compared to $1.1 million for the six months ended June 30, 2004. Earnings per diluted share for the six months ended June 30, 2005 was $0.40 as compared to earnings per diluted share of $0.20 for the six months ended June 30, 2004.
Segment Discussion
Domestic Oil and Gas – Domestic Oil and Gas segment operating revenues were $96.4 million for the six months ended June 30, 2005, compared to $85.6 million for the six months ended June 30, 2004. Flight hours were 50,396 for the six months ended June 30, 2005, compared to 48,585 for the six months ended June 30, 2004. The increase in operating revenues was due to the increase in flight hours and an increase in contracted aircraft.
Direct expense in the Domestic Oil and Gas segment increased $6.7 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase was due to increases in employee costs ($1.5 million), aircraft parts usage due to increased flight hour activity ($1.1 million), aircraft rent ($1.3 million), aircraft warranty costs ($1.2 million) due to a warranty termination credit in the prior year ($2.2 million), fuel ($2.2 million) and other items ($0.6 million). These increases were partially offset by a decrease in insurance expense ($1.2 million) due to a contractual credit ($1.9 million) on our aircraft hull and liability insurance related to favorable loss experience.
Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $0.4 million for the six months ended June 30, 2005 compared to $1.3 million for the six months ended June 30, 2004. This decrease was due to a reduction in supplies and miscellaneous services.
Domestic Oil and Gas segment operating income was $16.6 million for the six months ended June 30, 2005, compared to $11.7 million for the six months ended June 30, 2004. The increase was due primarily to the increase in flight hours and the increase in contracted aircraft.
Air Medical – Air Medical segment operating revenues were $49.1 million for the six months ended June 30, 2005, compared to $34.5 million for the same period in the prior year. The 13 additional Air Medical operations added subsequent to the second quarter 2004, as previously discussed, accounted for this increase. Transports increased from 5,073 in the six month period ended June 30, 2004 to 7,469 in the comparable six month period in 2005. Flight hours in this segment were 11,573 for the six months ended June 30, 2005 as compared to 9,032 for the six months ended June 30, 2004. The number of aircraft in the segment at June 30, 2005 was 56 compared to 47 at June 30, 2004.
Direct expense for the six months ended June 30, 2005 was $47.1 million compared to $27.7 million for the six months ended June 30, 2004. More than half of the increase was due to an increase in employee costs ($11.2 million) due to additional employees added to support the additional operations. There was an increase in base operating costs ($5.7 million) related to the additional operating bases. This amount includes rent, utilities, services purchased, supplies, and temporary labor. There were also increases in depreciation expense ($0.5 million), aircraft parts usage ($1.1 million), fuel costs ($0.9 million), and aircraft warranty costs ($0.6 million) as additional aircraft were added to the segment. Other items, net, decreased ($0.6 million).
Segment selling, general and administrative expense was $2.9 million for the six months ended June 30, 2005 compared to $3.7 million for the six months ended June 30, 2004. This decrease is due to start up costs associated with more new locations in the prior year.

Air Medical segment operating loss was $0.9 million for the six months ended June 30, 2005, compared to $3.1 million operating income for the six months ended June 30, 2004. The decrease was due to the start up of the 13 additional Air Medical operations opened since June, 2004 and additional management and supervisory staff required for these locations, and also due to substantial adverse weather in the first quarter 2005.
International – International segment operating revenues were $12.8 million for the six months ended June 30, 2005, compared to $11.2 million for the six months ended June 30, 2004. The increase was due to an increase in rates. Flight hours for the six months ended June 30, 2005 were flat at 7,578 as compared to 7,562 for the six months ended June 30, 2004.
Direct expense for the six months ended June 30, 2005 was $8.5 million compared to $9.8 million for the six months ended June 30, 2004. The decrease was due to a decrease in repairs of aircraft components.
Segment selling, general and administrative expense was less than $0.1 million for both six month periods.
The International segment had operating income of $4.3 million for the six months ended June 30, 2005, compared to $1.4 million for the six months ended June 30, 2004. The increase in operating revenues combined with the decrease in direct expense account for this increase.
Technical Services – The Technical Services segment operating revenues for the six months ended June 30, 2005 were $2.7 million, compared to $5.9 million in the comparable period in the prior year. The decrease was due to the completion of a contract in 2004, as previously discussed.
Direct expense was $2.0 million for the six months ended June 30, 2005 as compared to $5.3 million for the six months ended June 30, 2004. The decrease in direct expense was due to the completion of a contract in 2004.
The Technical Services segment had operating income of $0.7 million for both six month periods.
Liquidity and Capital Resources
Cash Flow
Our cash position at June 30, 2005 was $106.6 million, compared to $18.0 million at June 30, 2004. Working capital was $186.2 million at June 30, 2005, compared to $88.7 million at December 31, 2004. The increase in cash and working capital was due to completion of the non-voting common stock offering in June 2005, which generated $115.2 million in proceeds, less estimated expenses of $1.0 million.
Net cash provided by operating activities was $9.4 million for the six months ended June 30, 2005, compared to $7.4 million for the six months ended June 30, 2004. The increase in cash provided by operating activities was primarily due to the increase in net earnings. Capital expenditures were $30.9 million, and gross proceeds of aircraft sales were $6.1 million for the six months ended June 30, 2005, compared to capital expenditures of $20.6 million and gross proceeds of aircraft sales of $7.3 million for the six months ended June 30, 2004. Included in capital expenditures were expenditures for aircraft of $20.5 million for the six months ended June 30, 2005, and $6.4 million for the six months ended June 30, 2004. Remaining capital expenditures in both periods were for the purchase of components, renewals of aircraft, and facility improvements.
Financing Activities
On April 23, 2002, we issued $200 million in principal amount of 9 3/8% Series A Unsecured Senior Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the

Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for our 9 3/8% Series B Unsecured Senior Notes due 2009 (the “Series B Senior Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of June 30, 2005, we were in compliance with these covenants.
We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on July 31, 2006. As of June 30, 2005, there were no borrowings and $4.2 million in letters of credit outstanding under the revolving credit facility. The credit facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2005, we were in compliance with these covenants.
We believe that available cash and cash flow from operations will be sufficient to fund capital expenditures, operating requirements and required interest payments on the Series B Senior Notes for the next twelve months.
On April 29, 2005, we paid $9.4 million in interest on the Series B Senior Notes. Annual interest payments are approximately $18.8 million. This excludes amortization of issuance costs of approximately $0.9 million per year.
At June 30, 2005, we had purchase commitments for aircraft of $139.9 million. During the quarter ended June 30, 2005, we took delivery of two heavy transport aircraft which we financed through operating leases. In addition, we have an option to acquire two additional heavy transport aircraft, which would be exercised based on customer requirements. Subsequent to June 30, 2005, we also took delivery of one medium and one light aircraft at a total cost of $11.4 million, which were funded from the recently completed stock offering.
At June 30, 2005, we had orders for 20 additional medium and light aircraft for our Domestic Oil and Gas segment at a cost of $102.3 million, which represented most of our total purchase commitment of $139.9 million, with deliveries scheduled throughout 2005 and 2006. One of these medium aircraft was delivered subsequent to quarter end as mentioned above. These aircraft orders were placed based on customer contracts, or active contract negotiations and discussions with customers.
In the Air Medical segment, at June 30, 2005, we had orders for ten additional aircraft at a cost of $37.6 million, also included in the total purchase commitment of $139.9 million, with deliveries throughout 2005 and 2006. One of these aircraft was delivered subsequent to quarter end as mentioned above. These aircraft orders are for planned expansion in this segment.
The table below sets out our contractual obligations related to operating lease obligations, notes payable and the Series B Senior Notes issued in 2002 that were in effect at June 30, 2005, as well as our aircraft purchase commitments as of that date. The operating leases are not recorded as liabilities on our balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease ten aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2005	2006	2007	2008	2009	2009
	(Thousands of dollars)
Purchase commitments (1)	$139,866	$75,238	$64,628	$—	$—	$—	$—

Aircraft lease obligations	76,904	3,724	7,448	7,448	7,448	7,448	43,388

Facility lease obligations	18,038	1,317	2,359	1,825	1,481	1,067	9,989

Series B Senior Notes (2)	200,000	—	—	—	—	200,000	—

	$434,808	$80,279	$74,435	$9,273	$8,929	$208,515	$53,377

(1)	These commitments are for aircraft that we intend to finance with the proceeds of our recent common stock offering, operating leases, or some combination thereof. Additionally, these represent purchase commitments or amounts for purchase options that we intend to exercise.

(2)	Long term debt.
Estimated interest costs on the Series B Senior Notes due 2009 is $18.8 million per year for the years 2005 through 2008, and $6.5 million for 2009 when the Notes are due. This excludes amortization of issuance costs of approximately $0.9 million per year.
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of June 30, 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ has indicated during recent meetings that it will soon complete its review and issue a decision as to whether it concurs with the Site Assessment that all contamination associated with the site has been fully delineated. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
During 2004, LDEQ advised us that groundwater contaminants impacting monitor wells at the 203 Tower Drive Lafayette Heliport were originating from an off-site location and that we would no longer be required to perform further monitoring at the site. Subsequently, based upon site investigation work performed by the Lafayette Airport Commission, the source of the contamination was identified as residing at 200 Tower Drive, a location for which we are not responsible.

New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 6 to the Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our Series B Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2005, the market value of the notes was approximately $213.0 million.
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
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and are in the process of providing documents and other information as required by the subpoena.
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

On May 9, 2005, the Company filed a Form 8-K, reporting in Item 5 the Company’s earnings for the first quarter ended March 31, 2005.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Helicopters, Inc.

August 8, 2005	By: /s/ Al A. Gonsoulin

Al A. Gonsoulin
Chairman and Chief Executive Officer

August 8, 2005	By: /s/ Michael J. McCann

Michael J. McCann
Chief Financial Officer and Treasurer