Form 10-Q
period 2005-09-30
PETROLEUM HELICOPTERS INC
filed 2005-11-07
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2005
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	7,568,892 shares

PETROLEUM HELICOPTERS, INC.
Index – Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$91,553	$18,008
Accounts receivable — net of allowance
Trade	84,015	58,242
Other	2,953	1,134
Inventory	44,016	39,225
Other current assets	7,814	10,695
Refundable income taxes	644	1,101

Total current assets	230,995	128,405

Property and equipment, net	286,193	253,241
Other	13,918	12,527

Total Assets	$531,106	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,457	$22,735
Accrued liabilities	4,996	3,091
Accrued salaries and wages	7,409	3,381
Accrued vacation payable	4,660	3,775
Accrued insurance payable	—	1,526
Accrued interest payable	7,902	3,181
Notes payable	2,000	2,000

Total current liabilities	54,424	39,689

Long-term debt	203,500	208,275
Deferred income taxes	34,053	29,805
Other long-term liabilities	6,384	6,429
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock — par value of $0.10; authorized shares of 12,500,000	742	253
Additional paid-in capital	129,599	15,098
Retained earnings	102,119	94,339

Total shareholders’ equity	232,745	109,975

Total Liabilities and Shareholders’ Equity	$531,106	$394,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues	$100,018	$77,733	$261,040	$214,892
Gain on disposition of property and equipment, net	26	1,091	486	2,271
Other	861	76	1,155	221

	100,905	78,900	262,681	217,384

Expenses:
Direct expenses	80,184	63,805	217,115	179,138
Selling, general and administrative expenses	6,561	5,403	17,263	16,157
Interest expense	5,061	5,026	15,337	15,052

	91,806	74,234	249,715	210,347

Earnings before income taxes	9,099	4,666	12,966	7,037
Income taxes	3,639	2,007	5,186	3,262

Net earnings	$5,460	$2,659	$7,780	$3,775

Weighted average shares outstanding:
Basic	10,271	5,383	7,288	5,383
Diluted	10,295	5,486	7,314	5,486

Net earnings per share
Basic	$0.53	$0.49	$1.07	$0.70
Diluted	$0.53	$0.48	$1.06	$0.69
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$7,780	$3,775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,923	20,638
Deferred income taxes	3,806	2,386
Gain on disposition of property & equipment, net	(486)	(2,271)
Other	983	997
Changes in operating assets and liabilities	(15,187)	(9,937)

Net cash provided by operating activities	16,819	15,588

Cash flows from investing activities:
Purchase of property and equipment	(59,636)	(27,189)
Proceeds from asset dispositions	6,147	11,293

Net cash used in investing activities	(53,489)	(15,896)

Cash flows from financing activities:
Proceeds from (Payments to) line of credit, net	(4,775)	4,900
Proceeds from stock issuance, net	113,909	—
Proceeds from exercise of stock options	1,081	—

Net cash provided by financing activities	110,215	4,900

Increase in cash and cash equivalents	73,545	4,592
Cash and cash equivalents, beginning of period	18,008	19,872

Cash and cash equivalents, end of period	$91,553	$24,464

Supplemental Disclosures Cash Flow Information
Interest paid	$9,887	$9,587

Taxes paid, net	$296	$310

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
Air Medical segment. We provide air medical transportation services for hospitals and emergency service agencies. We currently operate in 12 states with 60 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. Our helicopters transport patients between hospitals as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. In 2004, approximately 27% of our total operating revenues was generated by our air medical operations.
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
Summarized financial information concerning the Company’s reportable operating segments for the quarter and nine months ended September 30, 2005 and 2004 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$58,952	$48,081	$155,392	$133,660
Air Medical	33,905	21,441	82,989	55,919
International	6,766	5,766	19,565	16,936
Technical Services	395	2,445	3,094	8,377

Total operating revenues	100,018	77,733	261,040	214,892

Segment direct expenses
Domestic Oil and Gas	46,773	38,762	126,116	111,407
Air Medical	28,701	18,894	75,799	46,562
International	4,358	4,094	12,824	13,847
Technical Services	352	2,055	2,376	7,322

Total direct expenses	80,184	63,805	217,115	179,138

Segment selling, general and administrative expenses
Domestic Oil and Gas	256	113	704	1,379
Air Medical	1,741	1,866	4,645	5,579
International	118	12	182	36
Technical Services	1	3	5	11

Total selling, general and administrative expenses	2,116	1,994	5,536	7,005

Total direct and selling, general and administrative expenses	82,300	65,799	222,651	186,143

Net segment profit
Domestic Oil and Gas	11,923	9,206	28,572	20,874
Air Medical	3,463	681	2,545	3,778
International	2,290	1,660	6,559	3,053
Technical Services	42	387	713	1,044

Total	17,718	11,934	38,389	28,749

Other, net (1)	887	1,167	1,641	2,492
Unallocated selling, general and administrative costs	(4,445)	(3,409)	(11,727)	(9,152)
Interest expense	(5,061)	(5,026)	(15,337)	(15,052)

Earnings before income taxes	$9,099	$4,666	$12,966	$7,037

(1)	Including gains on disposition of property and equipment, equity in losses of unconsolidated subsidiaries, and other income.

3. Commitments and Contingencies
Environmental Matters – We have an aggregate estimated liability of $0.2 million as of September 30, 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ has indicated during recent meetings that it will soon complete its review and issue a decision as to whether it concurs with the Site Assessment that all contamination associated with the site has been fully delineated. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
Long-term Debt – Our Series B Senior Notes due 2009 bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of September 30, 2005, the Company was in compliance with these covenants. On October 31, 2005, we paid $9.4 million in interest on the Series B Senior Notes. Annual interest payments are approximately $18.8 million. This excludes amortization of issuance costs of approximately $0.9 million per year.
We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on July 31, 2007. As of September 30, 2005, we had $3.5 million in borrowings and $4.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2005, we were in compliance with these covenants.

At September 30, 2005 and December 31, 2004, we had notes payable of $2.0 million related to the interim financing of a progress payment for the acquisition of two heavy transport aircraft.
Operating Leases – The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and, certain real estate leases also include renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft, and some leases contain renewal and purchase options. At September 30, 2005, the Company had approximately $98.3 million in aggregate commitments under operating leases of which approximately $2.6 million is payable through December 31, 2005, and a total of $10.0 million is payable over the twelve month period ending September 30, 2006. Of the total lease commitments, $79.3 million represents commitments for aircraft and $19.0 million represents facility lease commitments, primarily for the Company’s facilities in Lafayette, Louisiana.
We took delivery of three light and one medium transport helicopters and one fixed wing aircraft in the third quarter of 2005, funded from the proceeds of the stock offering.
Purchase Commitments – At September 30, 2005, we had purchase commitments for 39 aircraft totaling $188.4 million. Subsequent to September 30, 2005, we took delivery of one light aircraft and one medium aircraft at a total cost of $11.3 million, which were funded from the proceeds of our recent common stock offering.
4. Valuation Accounts
The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million at September 30, 2005 and December 31, 2004.
The Company also establishes valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $6.5 million and $7.0 million at September 30, 2005 and December 31, 2004, respectively.
5. Employee Incentive Compensation
In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. Pursuant to the plan, the Company accrued estimated incentive compensation expense of $1.1 million for the nine months ended September 30, 2005. No incentive compensation expense was recorded for the year ended December 31, 2004.
6. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, ‘Share Based Payment’. SFAS No. 123R supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123R will have an impact on our results of operations. The impact of the adoption of this Statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS

No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our audited consolidated financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K. SFAS No. 123R must be adopted by January 1, 2006. The Company plans to adopt SFAS No. 123R using the modified-prospective method. Of the outstanding employee stock options at December 31, 2004, 150,000 stock options were exercised in the quarter ended September 30, 2005.
In December 2004, FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, previously provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective on July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.
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

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$91,100	$453	$—	$91,553
Accounts receivable — net of allowance	75,790	11,178	—	86,968
Inventory	44,016	—	—	44,016
Other current assets	7,592	222	—	7,814
Refundable income taxes	459	185	—	644

Total current assets	218,957	12,038	—	230,995

Property and equipment, net	278,044	8,149	—	286,193
Investment in subsidiaries and other	16,451	32,038	(34,571)	13,918

Total Assets	$513,452	$52,225	$(34,571)	$531,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$35,515	$2,503	$1,844	$39,862
Accrued vacation payable	4,372	288	—	4,660
Accrued interest payable	7,902	—	—	7,902
Notes payable	2,000	—	—	2,000

Total current liabilities	49,789	2,791	1,844	54,424

Long-term debt	203,500	—	—	203,500
Deferred income taxes and other long-term liabilities	27,418	12,826	193	40,437
Shareholders’ Equity:
Paid-in capital	130,626	4,402	(4,402)	130,626
Retained earnings	102,119	32,206	(32,206)	102,119

Total shareholders’ equity	232,745	36,608	(36,608)	232,745

Total Liabilities and Shareholders’ Equity	$513,452	$52,225	$(34,571)	$531,106

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$17,701	$307	$—	$18,008
Accounts receivable — net of allowance	51,868	7,508	—	59,376
Inventory	39,225	—	—	39,225
Other current assets	10,631	64	—	10,695
Refundable income taxes	916	185	—	1,101

Total current assets	120,341	8,064	—	128,405

Property and equipment, net	247,798	5,443	—	253,241
Investment in subsidiaries and other	14,910	27,855	(30,238)	12,527

Total Assets	$383,049	$41,362	$(30,238)	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$29,617	$1,768	$(652)	$30,733
Accrued vacation payable	3,519	256	—	3,775
Accrued interest payable	3,181	—	—	3,181
Notes payable	2,000	—	—	2,000

Total current liabilities	38,317	2,024	(652)	39,689

Long-term debt	208,275	—	—	208,275
Deferred income taxes and other long-term liabilities	26,482	9,559	193	36,234
Shareholders’ Equity
Paid-in capital	15,636	4,402	(4,402)	15,636
Retained earnings	94,339	25,377	(25,377)	94,339

Total shareholders’ equity	109,975	29,779	(29,779)	109,975

Total Liabilities and Shareholders’ Equity	$383,049	$41,362	$(30,238)	$394,173

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended September 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$86,863	$13,155	$—	$100,018
Management fees	476	—	(476)	—
Gain on disposition of property and equipment, net	26	—	—	26
Other	861	—	—	861

	88,226	13,155	(476)	100,905

Expenses:
Direct expenses	71,027	9,156	—	80,184
Management fees	—	476	(476)	—
Selling, general, and administrative	5,882	680	—	6,561
Equity in net income of consolidated subsidiaries	(1,913)	—	1,913	—
Interest expense	5,061	—	—	5,061

	80,057	10,312	1,437	91,806

Earnings before income taxes	8,169	2,843	(1,913)	9,099
Income taxes	2,709	930	—	3,639

Net earnings	$5,460	$1,913	$(1,913)	$5,460

	For the quarter ended September 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$51,787	$25,946	$—	$77,733
Management fees	939	—	(939)	—
Equity in net income of consolidated subsidiaries	603	—	(603)	—
Gain on disposition of property and equipment, net	1,091	—	—	1,091
Other	76	—	—	76

	54,496	25,946	(1,542)	78,900

Expenses:
Direct expenses	41,644	22,161	—	63,805
Management fees	—	939	(939)	—
Selling, general, and administrative	3,562	1,841	—	5,403
Interest expense	5,026	—	—	5,026

	50,232	24,941	(939)	74,234

Earnings before income taxes	4,264	1,005	(603)	4,666
Income taxes	1,605	402	—	2,007

Net earnings	$2,659	$603	$(603)	$2,659

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$222,288	$38,752	$—	$261,040
Management fees	1,629	—	(1,629)	—
Gain on disposition of property and equipment, net	486	—	—	486
Other	1,155	—	—	1,155

	225,558	38,752	(1,629)	262,681

Expenses:
Direct expenses	192,081	25,034	—	217,115
Management fees	—	1,629	(1,629)	—
Selling, general, and administrative	15,280	1,983	—	17,263
Equity in net income of consolidated subsidiaries	(6,843)	—	6,843	—
Interest expense	15,337	—	—	15,337

	215,855	28,646	5,214	249,715

Earnings before income taxes	9,703	10,106	(6,843)	12,966
Income taxes	1,923	3,263	—	5,186

Net earnings	$7,780	$6,843	$(6,843)	$7,780

	For the nine months ended September 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$147,201	$67,691	$—	$214,892
Management fees	2,820	—	(2,820)	—
Equity in net income of consolidated subsidiaries	2,255	—	(2,255)	—
Gain on disposition of property and equipment, net	2,271	—	—	2,271
Other	221	—	—	221

	154,768	67,691	(5,075)	217,384

Expenses:
Direct expenses	123,602	55,536	—	179,138
Management fees	—	2,820	(2,820)	—
Selling, general, and administrative	10,580	5,577	—	16,157
Interest expense	15,052	—	—	15,052

	149,234	63,933	(2,820)	210,347

Earnings before income taxes	5,534	3,758	(2,255)	7,037
Income taxes	1,759	1,503	—	3,262

Net earnings	$3,775	$2,255	$(2,255)	$3,775

PETROLEUM HELICOPTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$16,673	$146	$—	$16,819

Cash flows from investing activities:
Purchase of property and equipment	(59,636)	—	—	(59,636)
Proceeds from asset dispositions	6,147	—	—	6,147

Net cash used in investing activities	(53,489)	—	—	(53,489)

Cash flows from financing activities:
Payments to line of credit, net	(4,775)	—	—	(4,775)
Proceeds from stock issuance, net	113,909	—	—	113,909
Proceeds from exercise of stock options	1,081	—	—	1,081

Net cash provided by financing activities	110,215	—	—	110,215

Increase in cash and cash equivalents	73,399	146	—	73,545
Cash and cash equivalents, beginning of period	17,701	307	—	18,008

Cash and cash equivalents, end of period	$91,100	$453	$—	$91,553

	For the nine months ended September 30, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,607	$(19)	$—	$15,588

Cash flows from investing activities:
Purchase of property and equipment	(27,189)	—	—	(27,189)
Proceeds from asset dispositions	11,293	—	—	11,293

Net cash used in investing activities	(15,896)	—	—	(15,896)

Cash flows from financing activities:
Proceeds from line of credit, net	4,900	—	—	4,900

Net cash provided by financing activities	4,900	—	—	4,900

Increase in cash and cash equivalents	4,611	(19)	—	4,592
Cash and cash equivalents, beginning of period	19,821	51	—	19,872

Cash and cash equivalents, end of period	$24,432	$32	$—	$24,464

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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, adverse weather effects, including unanticipated costs associated with hurricanes Katrina and Rita or the adequacy of our insurance coverage of those costs, the availability and cost of capital required to acquire aircraft, environmental risks, the activities of our competitors, changes in government regulation, results of collective bargaining negotiations, union activities or labor strife, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, and the ability of the Company to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2004. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
During the quarter two significant hurricanes affected our operations. Hurricane Katrina made landfall in southeastern Louisiana on August 29, 2005 and caused substantial flooding at our base at Boothville, Louisiana which we expect to be out of service for approximately twelve months as repairs are made. Other bases incurred some damage, all of which we expect will be repaired in the next several months. Flight hours were adversely affected initially as aircraft were evacuated and parked until the storm passed. When flights resumed, we experienced an increase in flight hours as customers began assessing damage and making repairs to facilities in the Gulf of Mexico. Additionally, the Air Medical segment experienced higher than normal flight activity while assisting with the evacuation of New Orleans following the hurricane.
On September 24, 2005, Hurricane Rita made landfall in southwestern Louisiana destroying our base in Cameron, and causing flooding and wind damage at other bases. Initially, flight hours were also adversely affected by this storm, but once flights resumed, they returned to post-Katrina activity levels. The Air Medical segment also experienced additional flight activity both before and after Hurricane Rita related to the evacuation of certain areas of Texas.
Operations at bases that are currently out of service have been relocated to other bases that were unaffected or did not sustain significant damage. All employees were accounted for and there were no injuries reported. All aircraft were evacuated prior to both storms, and as a result there was no damage to aircraft. Although we do not yet have firm estimates for all of the repairs that will be necessary as a result of the hurricanes, we currently estimate that our insurance claim related to all damage will be approximately $6.0 million, of which $1.6 million represents capitalized assets such as inventory and building contents with the remainder representing reimbursable repair costs. At September 30, 2005, the amount recorded as an insurance claim receivable is limited to the $1.6 million of previously capitalized assets. Such estimates could, of course, change as better repair estimates become available. If the estimates of our damages and insurance recoveries prove to be reasonably accurate, we do not believe that we will record any loss related to these claims for financial reporting purposes. We would expect to have an unreimbursed cash outlay of approximately $1.0 million, due to the difference in the insurance reimbursement for certain assets that had been in service for a number of years and were a total loss, compared to the replacement cost we will incur for those assets.
Prior to both hurricanes, flight hours during the quarter had increased approximately 10% over the same period in 2004. Following Hurricane Katrina, flight hours increased by approximately another 10% over the levels just prior to the hurricane. We expect the increased activity to continue for a number of months, although in the winter months the increase will be diminished somewhat by shorter daylight hours and increasing inclement weather.
Patient transports in the Air Medical segment improved in the quarter. Total transports for the quarter were 5,018 compared to 3,156 for the same quarter in the prior year. This is also an increase over the second quarter 2005, during which we had 4,323 total patient transports. We are continuing the expansion of this segment as 31 new locations were opened since September 2003. Fifteen of these bases opened since September 2004.
As reported in our June 30, 2005 Form 10-Q, we completed the sale of 4,887,500 shares of non-voting common stock at $25.00 per share, which included the exercise by our underwriters of an over-allotment option covering 637,500 shares. Net proceeds from the offering were approximately $114 million, net of expenses. We intend to apply substantially all of the proceeds toward the expansion of our aircraft fleet.
At September 30, 2005, we had purchase commitments for 39 aircraft totaling $188.4 million. Thirteen aircraft of the total purchase commitment were ordered during the quarter at a total cost of $68.7 million for use in the Domestic Oil and Gas segment. Based on discussions with customers and our assessment of customer demand, we exercised an option to purchase two additional heavy transport aircraft with delivery in late 2005, and placed orders for an additional ten light aircraft and one additional medium aircraft for use in the Domestic Oil and Gas segment, with deliveries in 2006 and 2007. The two additional heavy transport aircraft represent approximately $33 million of the total commitment which we intend to finance through an operating lease with a commercial lender.
During the quarter ended September 30, 2005, we took delivery of three light aircraft, one medium aircraft and one fixed wing aircraft at a total cost of $23.7 million, which were funded from proceeds of the stock offering. Subsequent to September 30, 2005, we took delivery of one light aircraft and one medium aircraft at a total cost of $11.3 million, which was also funded from proceeds of the stock offering.
As previously reported, on June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and are in the process of providing documents and other information as required by the subpoena.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2005 and 2004:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Flight hours:
Domestic Oil and Gas	29,896	27,242	80,292	75,826
Air Medical	7,811	5,473	19,384	14,505
International	3,989	3,821	11,567	11,384

Total	41,696	36,536	111,243	101,715

Air Medical Transports (1)	5,018	3,156	12,489	8,229

	September 30,
	2005	2004
Aircraft operated at period end:
Domestic Oil and Gas	158	154
Air Medical	60	49
International	16	18

Total (2)	234	221

(1)	Represents individual patient transports. Flight hours for these transports are included in the above flight hour information.

(2)	Includes 12 and 13 aircraft as of September 30, 2005 and 2004, respectively that are customer owned.
Quarter Ended September 30, 2005 compared with Quarter Ended September 30, 2004
Combined Operations
Revenues – Operating revenues for the three months ended September 30, 2005 were $100 million compared to $77.7 million for the three months ended September 30, 2004, an increase of $22.3 million. Domestic Oil and Gas operating revenues increased due to an increase in flight hour activity and an increase in the number of aircraft under contract ($10.9 million). As mentioned earlier, flight activity in the Domestic Oil and Gas segment increased over the same period in 2004, and there was an additional increase in flight hour activity following the recent hurricanes as customers assessed and repaired facilities in the Gulf of Mexico. Air Medical segment operating revenues increased ($12.5 million) due to increased patient transport activity and due to additional operating locations. International segment operating revenues increased ($1.0 million) due primarily to increased rates. Technical Services operating revenues decreased ($2.0 million) due to completion of a contract September 30, 2004.
Flight hours were 41,696 for the three months ended September 30, 2005, compared to 36,536 flight hours for the three months ended September 30, 2004, an increase of 14%. There was an increase in flight hour activity in all flight segments as further discussed in the Segment Discussion below.
Total aircraft at September 30, 2005, was 234 compared to 221 at September 30, 2004. At September 30, 2005, we had purchase commitments for 39 additional aircraft as discussed above.

Other Income and Losses – Gain on equipment dispositions was $0.1 million for the quarter ended September 30, 2005, compared to $1.1 million for the quarter ended September 30, 2004. These amounts represent a gain on sales of aircraft that no longer meet the strategic needs of our fleet.
Other income was $0.9 million for the current quarter compared to $0.1 million for the prior year quarter. Other income represents interest income on cash deposits.
Direct Expenses – Direct operating expense was $80.2 million for the three months ended September 30, 2005, compared to $63.8 million for three months ended September 30, 2004, an increase of $16.4 million. Employee compensation cost increased ($4.9 million) due primarily to the expansion of the Air Medical operations; helicopter lease expense increased ($1.8 million) due to additional aircraft held under operating leases; aircraft parts usage increased ($2.4 million) due to increased flight hour activity; aircraft warranty cost increased ($2.5 million) due to a warranty termination credit in the prior year ($2.2 million) and the addition of new aircraft under manufacturer warranty programs; and fuel cost increased ($2.9 million) due to additional flight time and an increase in per gallon cost. In Domestic Oil and Gas, fuel cost above a certain contracted rate is rebilled to the customer and is included in revenue. Costs associated with additional Air Medical bases increased ($2.4 million) related to rent, utilities, supplies, and temporary labor associated with these new bases. Technical Services direct expenses decreased ($1.7 million) due to completion of a contract in 2004. Other items, net, increased ($1.2 million).
Selling, General, and Administrative Expenses – Selling, general, and administrative expenses were $6.6 million for the three months ended September 30, 2005, compared to $5.4 million for the three months ended September 30, 2004. The increase was due to legal fees incurred in responding to the Department of Justice subpoena ($0.6 million), increased depreciation expense ($0.3 million) due to replacement of the aircraft inventory and maintenance system in late 2004, and an increase in other items, net ($0.3 million).
Interest Expense – Interest expense was $5.1 million for the quarter ended September 30, 2005 and $5.0 million for the quarter ended September 30, 2004.
Income Taxes – Income tax expense for the three months ended September 30, 2005 was $3.6 million, an effective rate of 40%, compared to $2.0 million for the three months ended September 30, 2004, an effective rate of 43%. Income tax expense in the prior year quarter included $0.2 million related to foreign taxes paid for which we were unable to take a foreign tax credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. We anticipate that foreign taxes paid in 2005 will be utilized as a tax credit in future years based on recent changes in the tax laws.
Earnings – Our net income for the three months ended September 30, 2005 was $5.5 million compared to net income of $2.7 million for the three months ended September 30, 2004. Earnings per share on a fully diluted basis were $0.53 for the current quarter compared to $0.48 for the prior year quarter. Fully diluted shares outstanding at September 30, 2005, were 10,295,000, compared to 5,486,000 at September 30, 2004.
Segment Discussion
Domestic Oil and Gas - Domestic Oil and Gas segment operating revenues were $58.9 million for the three months ended September 30, 2005, compared to $48.1 million for the three months ended September 30, 2004. Flight hours were 29,896 for the three months ended September 30, 2005, compared to 27,242 for the three months ended September 30, 2004, an increase of 10%. The increase in revenue ($10.9 million) was due to an increase in the number of aircraft under contract and an increase in flight hour activity. Activity in the Domestic Oil and Gas segment had increased prior to the two hurricanes that occurred late in the quarter. Following the hurricanes, flight activity increased even more as customers began to assess and repair facilities in the Gulf of Mexico.

The number of aircraft in the segment at September 30, 2005, was 158 compared to 154 at September 30, 2004. Purchase commitments for the Domestic Oil and Gas segment at September 30, 2005 were $163.7 million for 32 aircraft of the 39 aircraft commitment discussed above.
Direct expense in our Domestic Oil and Gas segment was $46.8 million for the three months ended September 30, 2005, compared to $38.8 million for the three months ended September 30, 2004. The increase of $8.0 million was due to increases in aircraft warranty cost ($2.1 million) due to a warranty termination credit in the prior year ($2.2 million) and the addition of new aircraft under manufacturer warranty programs. Also aircraft parts usage increased ($1.0 million) due to flight hour activity, aircraft lease expense increased ($1.5 million) due to additional aircraft financed through operating leases, and fuel cost increased ($2.5 million) due in part to increased flight hours. Fuel costs above a contracted rate are rebilled to the customer and included in revenue. Other expenses, net, also increased ($0.9 million).
Our Domestic Oil and Gas segment’s income was $11.9 million for the three months ended September 30, 2005, compared to $9.2 million for the three months ended September 30, 2004. The increase in operating income was due primarily to the increased operating revenues related to increased flight activity as discussed above.
Air Medical – Air Medical segment operating revenues were $33.9 million for the three months ended September 30, 2005, compared to $21.4 million for the three months ended September 30, 2004, an increase of $12.5 million. This increase was due to the increase in patient transports to 5,018 for the three months ended September 30, 2005, compared to 3,156 for the three months ended September 30, 2004. Included in total patient transports were 229 patient transports related to hurricane evacuation. Flight hours were 7,811 for the three months ended September 30, 2005, compared to 5,473 for the three months ended September 30, 2004. Fifteen additional operating locations have been established since September 30, 2004, for a total of 31 new Air Medical locations opened since September 2003.
The number of aircraft in the segment was 60 at September 30, 2005, compared to 49 at September 30, 2004. One of these aircraft was delivered subsequent to the end of the quarter.
Included in the 39 aircraft purchase commitment total discussed previously, purchase commitments for the Air Medical segment are $24.7 million for seven aircraft.
Direct expense in our Air Medical segment was $28.7 million for the three months ended September 30, 2005, compared to $18.9 million for the three months ended September 30, 2004, an increase of $9.8 million. This increase was due to the additional operating locations and certain recently added locations being in service for a full quarter. The increase was comprised of increases in employee costs ($5.1 million) due to increased staff related to additional operations, aircraft rent ($0.3 million), aircraft parts usage ($1.1 million), aircraft warranty costs ($0.5 million) due to increased aircraft under manufacturer warranty agreements, aircraft fuel cost ($0.4 million), and costs associated with an increase in the number of operating bases ($2.4 million) which includes rent expense, utilities and supplies, temporary labor, and costs related to outsourcing of air medical billing.
The Air Medical segment’s selling, general and administrative expense was $1.7 million for the three months ended September 30, 2005, compared to $1.9 million for the three months ended September 30, 2004. The reduction was attributable to startup costs associated with more new locations in the prior year quarter.
Our Air Medical segment had operating income of $3.5 million for the three months ended September 30, 2005, compared to operating income of $0.7 million for the three months ended September 30, 2004. The increase was due to the continued expansion in the segment, as certain of the locations opened since 2003 have achieved targeted volumes.

International – International segment operating revenues were $6.8 million for the three months ended September 30, 2005, compared to $5.8 million for the three months ended September 30, 2004. The increase was due primarily to an increase in rates. Flight hours for the three months ended September 30, 2005 increased to 3,989 compared to 3,821 for the three months ended September 30, 2004. The number of aircraft in the segment was 16 at September 30, 2005, compared to 18 at September 30, 2004.
Direct expense in our International segment was $4.4 million for the three months ended September 30, 2005, compared to $4.1 million for the three months ended September 30, 2004. This was due primarily to an increase in aircraft component repairs in the segment.
Our International segment had operating income of $2.3 million for the three months ended September 30, 2005, compared to operating income of $1.7 million for the three months ended September 30, 2004. The increase in operating income was due to the increase in revenue related to the increase in rates.
Technical Services – Technical Services operating revenues were $0.4 million for the three months ended September 30, 2005, compared to $2.4 million for the three months ended September 30, 2004. The decrease was due to completion of the primary contract for the segment in the third quarter of 2004.
Direct expense in our Technical Services segment was $0.4 million for the three months ended September 30, 2005, compared to $2.0 million for the three months ended September 30, 2004. The decrease was also due to completion of the contract mentioned above.
Our Technical Services segment had operating income of less than $0.1 million for the three months ended September 30, 2005, compared to $0.4 million for the three months ended September 30, 2004.
Nine Months Ended September 30, 2005 compared with Nine Months Ended September 30, 2004
Combined Operations
Revenues – Operating revenues for the nine months ended September 30, 2005, were $261.0 million, compared to $214.9 million for the nine months ended September 30, 2004, an increase of $46.1 million. The increase was due to an increase in our Domestic Oil and Gas operations ($21.7 million), due to an increase in flight hour activity and an increase in contracted aircraft, as customers increased production and exploration activity in the Gulf of Mexico, and also due to increased activity following the two recent hurricanes as customers repair facilities in the Gulf of Mexico. Air Medical segment operating revenues increased ($27.1 million) due to increased patient transport activity and also due to additional operating locations. International segment operating revenues increased due primarily to increased rates ($2.6 million). Technical Services operating revenues decreased ($5.3 million) due to completion of a contract in the prior year.
Total flight hours were 111,243 for the nine months ended September 30, 2005, compared to 101,715 for the nine months ended September 30, 2004, an increase of 9,528 flight hours. Patient transports were 12,489 for the current nine month period compared to 8,229 for the same period in the prior year, an increase of 4,260 transports.
Other Income and Losses – Gain on equipment dispositions was $0.5 million for the nine months ended September 30, 2005, compared to $2.3 million for the nine months ended September 30, 2004.
Other income, which primarily represents interest income, was $1.2 million for the nine months ended September 30, 2005 as compared to $0.2 million for the nine months ended September 30, 2004.
Direct Expenses – Direct operating expense was $217.1 million for the nine months ended September 30, 2005, compared to $179.1 million for nine months ended September 30, 2004, an increase of $38.0 million. Employee compensation cost increased ($17.7 million) due primarily to the expansion of the Air

Medical operations, helicopter lease expense increased ($3.5 million) due to additional aircraft on operating leases, aircraft parts usage increased ($4.6 million) due to increased flight hour activity, aircraft warranty cost increased ($4.5 million) due to a warranty termination credit in the prior year ($2.2 million), and fuel cost increased ($6.0 million). There was also an increase in the Air Medical base operating costs for the nine months ($7.7 million) related to rent, utilities, services purchased, and temporary labor. Insurance cost decreased ($1.5 million) due to a contractual credit related to favorable loss experience. Technical Services direct cost decreased ($4.7 million) due to completion of a contract in 2004. Other items, net, increased ($0.2 million).
Selling, General, and Administrative Expenses – Selling, general, and administrative expenses for the nine months ended September 30, 2005, were $17.3 million compared to $16.2 million for the nine months ended September 30, 2004. The increase was due to an increase in legal fees ($0.8 million) incurred primarily as a result of the Department of Justice subpoena. Depreciation expense increased ($1.0 million) due to depreciation expense related to replacement of the aircraft inventory and maintenance system in late 2004. Other items, net, decreased ($0.7 million) which primarily represents purchase of outside services.
Interest Expense – Interest expense was $15.3 million for the nine month period ended September 30, 2005, compared to $15.0 million for the nine months ended September 30, 2004. The increase was due to an increase in the balance outstanding on the revolving credit facility, which was used to fund the purchase of aircraft prior to completion of our recent stock offering.
Income Taxes – Income tax expense for the nine months ended September 30, 2005 was $5.2 million, an effective rate of 40%, compared to $3.3 million, an effective rate of 46%, for the nine months ended September 30, 2004. Included in the tax provision for the nine months ended September 30, 2004 is $0.5 million related to foreign taxes paid for which the Company cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from depreciation expense deductions as a result of the aircraft purchased in 2002 and 2003. We anticipate that foreign taxes paid in 2005 will be utilized as a tax credit in future years based on recent changes in the tax laws.
Earnings – Earnings before tax for the nine months ended September 30, 2005 was $13.0 million, compared to $7.0 million for the nine months ended September 30, 2004. Net earnings for the nine months ended September 30, 2005 was $7.8 million compared to $3.8 million for the nine months ended September 30, 2004. Earnings per diluted share for the nine months ended September 30, 2005 was $1.06 as compared to earnings per diluted share of $0.69 for the nine months ended September 30, 2004. Weighted average fully diluted shares outstanding for the nine months ended September 30, 2005, were 7,314,000 compared to 5,486,000 for the nine months ended September 30, 2004.
Segment Discussion
Domestic Oil and Gas – Domestic Oil and Gas segment operating revenues were $155.4 million for the nine months ended September 30, 2005, compared to $133.7 million for the nine months ended September 30, 2004, an increase of $21.7 million. Flight hours were 80,292 for the nine months ended September 30, 2005, compared to 75,826 for the nine months ended September 30, 2004, an increase of 4,466 flight hours or 5.9%. The increase in operating revenues was due to the increase in flight hour activity and an increase in contracted aircraft as customers increased production and exploration activity in the Gulf of Mexico, and also due to activity following the two recent hurricanes as customers repair facilities in the Gulf of Mexico.
Direct expense in the Domestic Oil and Gas segment increased $14.7 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase was due to increases in employee costs ($1.4 million), aircraft parts usage due to increased flight hour activity ($2.4 million), aircraft rent ($2.8 million), aircraft warranty costs ($3.2 million) due to a warranty termination credit in the prior year ($2.2 million), fuel ($4.7 million) and other items ($0.2 million).
Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $0.7 million for the nine months ended September 30, 2005 compared to $1.4 million for the nine months ended September 30, 2004. This decrease was due to a reduction in supplies and miscellaneous services.
Domestic Oil and Gas segment operating income was $28.6 million for the nine months ended September 30, 2005, compared to $20.9 million for the nine months ended September 30, 2004. The increase was due to the increase in operating revenue discussed above.
Air Medical – Air Medical segment operating revenues were $83.0 million for the nine months ended September 30, 2005, compared to $55.9 million for the same period in the prior year, an increase of $27.1 million. The 15 additional Air Medical operating locations added subsequent to the second quarter 2004, accounted for this increase. Patient transports were 12,489 for the nine months ended September 30, 2005, compared to 8,229 for the nine months ended September 30, 2004, an increase of 4,260. Flight hours in the segment were 19,384 for the nine months ended September 30, 2005, as compared to 14,505 for the nine months ended September 30, 2004.
Direct expense for the nine months ended September 30, 2005 was $75.8 million compared to $46.6 million for the nine months ended September 30, 2004. The increase of $29.2 million was due to an increase in employee costs ($16.3 million) due to additional employees added to support the additional operations, an increase in base operating costs ($7.7 million) related to the additional operating bases which includes rent, utilities, services purchased, supplies, and temporary labor, and increases in aircraft parts usage ($2.1 million), fuel costs ($1.3 million), aircraft rent ($0.7 million), and aircraft warranty costs ($1.1 million) as additional aircraft were added to the segment.
Segment selling, general and administrative expense was $4.6 million for the nine months ended September 30, 2005 compared to $5.6 million for the nine months ended September 30, 2004. The decrease was due to start up costs associated with more new locations in the prior year.
Air Medical segment operating income was $2.5 million for the nine months ended September 30, 2005, compared to $3.8 million operating income for the nine months ended September 30, 2004. The start-up operations depressed operating income in the first six months, but began to achieve targeted volumes in earnings in the quarter ending September 30, 2005.
International – International segment operating revenues were $19.6 million for the nine months ended September 30, 2005, compared to $16.9 million for the nine months ended September 30, 2004. The increase was due to an increase in rates. Flight hours for the nine months ended September 30, 2005 were 11,567 as compared to 11,384 for the nine months ended September 30, 2004.
Direct expense for the nine months ended September 30, 2005 was $12.8 million compared to $13.8 million for the nine months ended September 30, 2004. The decrease for the year was due to a decrease in repairs of aircraft components, which occurred prior to the quarter ended September 30, 2005.
Selling, general and administrative expense was $0.2 million for the nine months ended September 30, 2005, compared to less than $0.1 million for the nine months ended September 30, 2004.
The International segment had operating income of $6.6 million for the nine months ended September 30, 2005, compared to $3.1 million for the nine months ended September 30, 2004. The increase in operating revenues combined with the decrease in direct expense account for this increase.

Technical Services – The Technical Services segment operating revenues for the nine months ended September 30, 2005 were $3.1 million, compared to $8.4 million in the comparable period in the prior year. The decrease was due to the completion of a contract in 2004, as previously discussed.
Direct expense was $2.4 million for the nine months ended September 30, 2005 as compared to $7.3 million for the nine months ended September 30, 2004. The decrease in direct expense was due to the completion of a contract in 2004.
The Technical Services segment had operating income of $0.7 million for the nine months ended September 30, 2005, compared to $1.0 million for the nine months ended September 30, 2004.
Liquidity and Capital Resources
Cash Flow
Our cash position at September 30, 2005 was $91.6 million, compared to $24.5 million at September 30, 2004. Working capital was $176.6 million at September 30, 2005, compared to $88.7 million at December 31, 2004. The increase in cash and working capital was due to completion of the common stock offering in early 2005. Working capital was also affected by the increase in accounts receivable. The increase in accounts receivable was due to increased revenue in both the Domestic Oil and Gas segment and the Air Medical segment, and also due to delays in mail deliveries and interruptions caused by the hurricanes.
Net cash provided by operating activities was $16.8 million for the nine months ended September 30, 2005, compared to $15.6 million for the nine months ended September 30, 2004. The increase in cash provided by operating activities was primarily due to the increase in net earnings, offset in part by an increase in accounts receivable. The increase in accounts receivable was due to increased operations in the Domestic Oil and Gas segment and in the Air Medical segment and delays in collections due to interruptions in mail deliveries caused by the hurricanes. Capital expenditures were $59.6 million, and gross proceeds of aircraft sales were $6.1 million for the nine months ended September 30, 2005, compared to capital expenditures of $27.2 million and gross proceeds of aircraft sales of $11.3 million for the nine months ended September 30, 2004. Included in capital expenditures were expenditures for aircraft of $44.0 million for the nine months ended September 30, 2005, and $6.4 million for the nine months ended September 30, 2004. Remaining capital expenditures in both periods were for the purchase of components, renewals of aircraft, and facility improvements.
Financing Activities
Our Series B Senior Notes due 2009 bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year. The Series B Senior Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of September 30, 2005, we were in compliance with these covenants. On October 31, 2005, we paid $9.4 million in interest on the Series B Senior Notes. Estimated interest costs on the Series B Senior Notes due 2009 is $18.8 million per year for the years 2005 through 2008, and $6.5 million for 2009 when the Notes are due. This excludes amortization of issuance costs of approximately $0.9 million per year.
Also included in notes payable is $2.0 million related to the interim financing of a progress payment for the acquisition of two heavy transport aircraft to be delivered late 2005.
We have a $35 million revolving credit facility with a commercial bank, which was renewed through July 31, 2007. As of September 30, 2005, there were $3.5 million in borrowings and $4.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2005, we were in compliance with these covenants.
At September 30, 2005, we had purchase commitments for 39 aircraft totaling $188.4 million. Thirteen aircraft of the total purchase commitment were ordered during the quarter at a total cost of $68.7 million for use in the Domestic Oil and Gas segment. Based on discussions with customers and our assessment of customer demand, we exercised an option to purchase two additional heavy transport aircraft with delivery in late 2005, and placed orders for an additional ten light aircraft and one additional medium aircraft for use in the Domestic Oil and Gas segment, with deliveries in 2006 and 2007.
Commitments for the Domestic Oil and Gas segment were $163.7 million of the total commitment amount, for 32 of the total aircraft commitment. Approximately $33 million represents a commitment for two heavy transport aircraft to be delivered in 2005, which we intend to finance through an operating lease with a commercial lender. The total commitment for the Air Medical segment is $24.7 million, for seven aircraft.
Subsequent to September 30, 2005, we also took delivery of one light aircraft and one medium aircraft at a total cost of $11.3 million.
The table below sets out our contractual obligations related to operating lease obligations, notes payable and the Series B Senior Notes due 2009 that were in effect at September 30, 2005, as well as our aircraft purchase commitments as of that date. The operating leases are not recorded as liabilities on our balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease ten aircraft included in the lease obligations below.

	Payment Due by Year
							Beyond
	Total	2005	2006	2007	2008	2009	2009
	(Thousands of dollars)
Purchase commitments (1)	$188,429	$73,300	$105,560	$9,569	$—	$—	$—
Aircraft lease obligations	79,296	1,885	7,541	7,541	7,541	7,541	47,247
Facility lease obligations	18,958	683	2,557	1,977	1,649	1,221	10,871
Series B Senior Notes (2)	200,000	—	—	—	—	200,000	—
Revolving credit Facility (2)	3,500	—	—	3,500	—	—	—

	$490,183	$75,868	$115,658	$22,587	$9,190	$208,762	$58,118

(1)	These commitments are for aircraft that we intend to finance with the proceeds of our recent common stock offering, operating leases, or some combination thereof.

(2)	Long term debt.

Environmental Matters
We have an aggregate estimated liability of $0.2 million as of September 30, 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ has indicated during recent meetings that it will soon complete its review and issue a decision as to whether it concurs with the Site Assessment that all contamination associated with the site has been fully delineated. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our Series B Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2005, the market value of the notes was approximately $212.5 million.
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

On August 9, 2005, the Company filed a Form 8-K, reporting in Item 5 the Company’s earnings for the second quarter ended June 30, 2005.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Petroleum Helicopters, Inc.

November 7, 2005	By:	/s/ Al A. Gonsoulin

Al A. Gonsoulin
Chairman and Chief Executive Officer

November 7, 2005	By:	/s/ Michael J. McCann

Michael J. McCann
Chief Financial Officer and Treasurer

Exhibit Index
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.