Form 10-K
period 2005-12-31
PHI INC
filed 2006-03-10
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition Period From ___to ___
Commission file number 0-9827
PHI, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72-0395707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 SE Evangeline Thruway
Lafayette, Louisiana	70508
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (337) 235-2452
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Voting Common Stock
Non-Voting Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐                Accelerated filer: ☑                 Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $244,204,841 based upon the last sales price of the Common Stock on June 30, 2005, as reported on the Nasdaq National Market System.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2006 was:
Voting Common Stock............................... 2,852,616 shares.       Non-Voting Common Stock..........................7,568,892 shares.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Information Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.
INDEX – FORM 10-K

PART I
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-K and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance, at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1A below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section below. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
ITEM 1. BUSINESS
General
Since our inception in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and U.S. governmental agencies such as the National Science Foundation. We also provide helicopter maintenance and repair services to certain customers. At December 31, 2005, we owned or operated approximately 235 aircraft domestically and internationally.
Availability of SEC filings and other information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to any of these reports are available free of charge through our web site: www.phihelico.com. These reports are available as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”). You may also read and copy any of the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.
Description of Operations
We operate in four business segments: Domestic Oil and Gas, Air Medical, International, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Domestic Oil and Gas. Our Domestic Oil and Gas segment operates approximately 155 owned, leased, and customer-owned aircraft from several bases or heliports in the Gulf of Mexico region. Those operations serve facilities located in the Gulf of Mexico. Operating revenues from the Domestic Oil and Gas segment accounted for 60%, 62%, and 68% of consolidated operating revenues during the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively.
Oil and gas exploration and production companies and other offshore oil service companies use our services primarily for routine transportation of personnel and equipment, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of our customers have entered into contracts for transportation services for a term of one year or longer, although some hire us on an “ad hoc” or “spot” basis.
Most of our Domestic Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges of up to 495 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations that are from 50 to 200 miles offshore. (See Item 2. – Properties, for specific information by aircraft model.)
Air Medical. We provide air medical transportation services for hospitals and emergency service agencies where we operate as an independent provider of medical services in 12 states using approximately 64 aircraft at 60 separate locations, which includes locations prior to the expansion. The aircraft dedicated to this segment are specially outfitted to accommodate emergency patients and emergency medical equipment. Our helicopters transport patients between hospitals, as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. The Air Medical segment’s operating revenues accounted for 31%, 27%, and 17% of consolidated operating revenues for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively.
International. Our International segment uses approximately 16 aircraft to provide helicopter services in Angola, Antarctica, and the Democratic Republic of Congo. Aircraft operating internationally are typically dedicated to one customer, most of which are oil and gas customers. Operating revenues from our International segment accounted for 8% of consolidated operating revenues during each of the years ended December 31, 2005, 2004, and 2003.
Technical Services. We perform maintenance and repair services at our Lafayette facility pursuant to an FAA repair station license, primarily for our existing customers that own their aircraft. The license includes authority to repair airframes, powerplants, accessories, radios, and instruments and to perform specialized services.
Operating revenues from the Technical Services segment accounted for 1%, 3%, and 7% of consolidated operating revenues for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively.
Due to the declining significance of this segment, we anticipate discontinuing the disaggregation of Technical Services beginning in 2006.
Seasonal Aspects
Seasonality affects our operations, in three principal ways: weather conditions are generally poorer in December, January, and February; tropical storms and hurricanes are prevalent in the Gulf of Mexico in late summer and early fall; and reduced daylight hours restrict our operations in winter, which result in reduced flight hours. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may temporarily increase because of evacuations of offshore workers, but during the storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft to safer locations. For a more detailed discussion of these events, see the “Adverse Weather Conditions” paragraph in the “Risk Factors” section of Item 1A. Our operating results vary from quarter to quarter, depending on seasonal factors and other factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Inventory
We carry a significant inventory of aircraft parts to support the maintenance and repair of our helicopters. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers and FAA specifications, and returned to inventory. The cost to refurbish these parts is expensed as incurred. We use systematic procedures to estimate the value of these used parts, which includes consideration of their condition and continuing utility. The carrying values of inventory reported in our financial statements are affected by these estimates and may change from time to time if our estimated values change.

Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Domestic Oil and Gas segment and accounted for 14%, 13%, and 15% of operating revenues for the years ended December 31, 2005, 2004, and 2003, respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.
Competition
Our business is highly competitive in each of our markets, and many of our contracts are awarded after competitive bidding. Factors that impact competition include safety, reliability, price, availability of appropriate aircraft and quality of service. Some of our competitors recently have undertaken expansion and/or upgrades of their fleets.
We are a leading operator of helicopters in the Gulf of Mexico. There are two major and several small competitors operating in the Gulf of Mexico market. Although most oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services, certain of our customers and potential customers in the oil industry operate their own helicopter fleets, or have the capability to do so if they so elect.
In the air medical market, we compete against national and regional firms, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters and, in some cases, against ground ambulances as well.
Our international operations primarily serve customers in the oil and gas industry, although we do service some U.S. governmental agencies, such as the National Science Foundation. Most of our international contracts are subject to competitive bidding, and certain of our principal competitors domestically also compete internationally. In addition, there is one additional major competitor internationally that does not compete domestically. Typically, in each international area there are firms that compete only in that region.
Employees
As of December 31, 2005, we employed approximately 2,110 full-time employees and 65 part-time employees, including approximately 570 pilots and 1,130 aircraft maintenance and support personnel. At December 31, 2004, we employed 1,853 full-time employees and 50 part-time employees.
On June 13, 2001, our domestic pilots ratified a three-year collective bargaining agreement between us and the Office & Professional Employees International Union (“OPEIU”). The agreement was effective retroactively to June 1, 2001 and remained effective through May 31, 2004. While the initial 3-year labor agreement expired May 31, 2004, under the Railway Labor Act, the terms and conditions of the labor agreement continue “status quo” until such time as the parties reach a new labor agreement, or in the alternative, the National Mediation Board declares impasse, and begins a 30-day cooling off period. If the parties are still unable to reach an agreement during this cooling off period, they are left to “self-help.” At this time, the Company continues to bargain with the Union and has no reason to believe that the parties will not reach a renewed agreement.
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

ITEM 1.A. Risk Factors
All phases of our operations are subject to significant uncertainties, risks, and other influences. Important factors that could cause our actual results to differ materially from anticipated results or other expectations include the following:
RISKS INHERENT IN OUR BUSINESS
Our operations are affected by adverse weather conditions and seasonal factors.
We are subject to three types of weather-related or seasonal factors:
➢	the tropical storm and hurricane season in the Gulf of Mexico;
➢	poor weather conditions that often prevail during winter and can develop in any season; and;
➢	reduced daylight hours during the winter months.
Poor visibility, high winds and heavy precipitation can affect the operation of helicopters and significantly reduce our flight hours. A significant portion of our operating revenue is dependent on actual flight hours and a substantial portion of our direct costs is fixed. Thus, prolonged periods of adverse weather can materially and adversely affect our operating revenues and net earnings.
In the Gulf of Mexico, the months of December, January and February have more days of adverse weather conditions than the other months of the year. Also, June through November is tropical storm and hurricane season in the Gulf of Mexico, with August and September typically being the most active months. During tropical storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft to safer locations. In addition, as most of our facilities are located along the Gulf of Mexico coast, tropical storms and hurricanes may cause substantial damage to our property, including helicopters that we are unable to relocate.
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 44 of the 155 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules, or IFR, which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules, or VFR. Not all of our pilots are IFR rated.
We may not be able to obtain acceptable customer contracts covering some of our new helicopters, and there will be a delay between the time that a helicopter is delivered to us and the time that it can begin generating revenues.
We are substantially expanding our fleet of helicopters. Many of our new oil and gas helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. In addition, with respect to those helicopters that will be covered by customer contracts when they are placed into service, our contract terms generally are too short to recover our cost of purchasing the helicopter at current rates. Thus, we are subject to the risk that we will be unable to recoup our investment in the helicopters.
Once a new helicopter is delivered to us, we generally spend between two and five months installing mission-specific and/or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us.
There is also a possibility that our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
Our contracts generally can be terminated or downsized by our customers without penalty.
Most of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on our customer contracts or the terms of those contracts.

Increased governmental regulations could increase our costs or reduce our ability to operate successfully.
Our operations are regulated by a number of federal and state agencies. All of our flight operations are regulated by the Federal Aviation Administration, or FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to the workplace health and safety are monitored by the federal Occupational Safety and Health Administration, or OSHA. We are also subject to various federal and state environmental statutes.
The FAA has jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities. We are required to have an Air Taxi Certificate, granted by the FAA, to transport personnel and property in our helicopters. This certificate contains operating specifications that allow us to conduct our present operations, but it is potentially subject to amendment, suspension or revocation in accordance with procedures set forth in the Federal Aviation Act. The FAA is responsible for ensuring that we comply with all FAA regulations relating to the operation of our aviation business, and conducts regular inspections regarding the safety, training and general regulatory compliance of our U.S. aviation operations. Additionally, the FAA requires us to file reports confirming our continued compliance.
FAA regulations require that at least 75% of our voting securities be owned or controlled by citizens of the U.S. or one of its possessions, and that our president and at least two-thirds of our directors be U.S. citizens. Our Chief Executive Officer and all of our directors are U.S. citizens, and our organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-U.S. citizen if necessary to comply with these regulations.
We are subject to significant regulatory oversight by OSHA and similar state agencies. We are also subject to the Communications Act of 1934 because of our ownership and operation of a radio communications flight-following network throughout the Gulf of Mexico.
Numerous other federal statutes and rules regulate our offshore operations and those of our customers, pursuant to which the federal government has the ability to suspend, curtail or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on us. A substantial modification of current offshore operations could adversely affect the economics of such operations and result in reduced demand for our services.
The helicopter services business is highly competitive.
All segments of our business are highly competitive. Many of our contracts are awarded after competitive bidding, and the competition for those contracts generally is intense. The principal aspects of competition are safety, price, reliability, availability and service.
We have two major competitors and several small competitors operating in the Gulf of Mexico, and most of our customers and potential customers could operate their own helicopter fleets if they chose to do so. At least one of our primary competitors is in the process of significantly expanding its fleet.
Our Air Medical segment competes for business primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, but must compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Under both models, we compete against national and regional companies, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters and, in some cases, against ground ambulances as well.
The failure to maintain our safety record would seriously harm our ability to attract new customers and maintain our existing customers.
A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. If we fail to maintain our safety and reliability record, our ability to attract new customers and maintain our current customers will be materially adversely affected.

Helicopter operations involve risks that may not be covered by our insurance or may increase the cost of our insurance.
The operation of helicopters inherently involves a high degree of risk. Hazards such as aircraft accidents, collisions, fire and adverse weather are hazards that must be managed by providers of helicopter services and may result in loss of life, serious injury to employees and third parties, and losses of equipment and revenues.
We maintain hull and liability insurance on our aircraft, which insures us against physical loss of, or damage to, our aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation and nationalization insurance for our aircraft involved in international operations. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to, our insurance. Our aircraft are not insured for loss of use.
While we believe that our insurance and indemnification arrangements provide reasonable protection for most foreseeable losses, they do not cover all potential losses and are subject to deductibles, retentions, coverage limits and coverage exceptions such that severe casualty losses, or the expropriation or confiscation of significant assets could materially and adversely affect our financial condition or results of operations. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our financial condition and results of operations.
Our air medical operations, which we are expanding, expose us to numerous special risks, including collection risks, high start-up costs and potential medical malpractice claims.
We recently have expanded, and are continuing to expand, our air medical business. These operations are highly competitive and expose us to a number of risks that we do not encounter in our oil and gas operations. For instance, the fees for our air medical services generally are paid by individual patients, insurance companies, or government agencies such as Medicare and Medicaid. As a result, our profitability in this business depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees. We are not permitted to refuse service to patients based on their inability to pay.
As we continue to enter into new markets, we may not be able to identify markets with a favorable payor mix. As a result, even if we are able to generate an acceptable volume of patient transports, we cannot assure you that our new markets will be profitable for us. In addition, we generally incur significant start-up costs and lower utilization rates as we enter new air medical markets, which could further impact our profitability. Finally, we employ paramedics, nurses and other medical professionals for these operations, which can give rise to medical malpractice claims against us, which, if not fully covered by our medical malpractice insurance, could materially adversely affect our financial condition and results of operations.
Our international operations are subject to political, economic and regulatory uncertainty.
Our international operations, which represented approximately 8% of our total operating revenues for the year ended December 31, 2005, are subject to a number of risks inherent in operating in lesser developed countries, including:
➢	political, social and economic instability;
➢	terrorism, kidnapping and extortion;
➢	potential seizure or nationalization of assets;
➢	import-export quotas; and
➢	currency fluctuations or devaluation;
Additionally, our competitiveness in international markets may be adversely affected by government regulation, including regulations requiring:
➢	the awarding of contracts to local contractors;
➢	the employment of local citizens; and
➢	the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local ownership.

Our failure to attract and retain qualified personnel could adversely affect us.
Our ability to attract and retain qualified pilots, mechanics, nurses, paramedics and other highly trained personnel will be an important factor in determining our future success. Many of our customers require pilots of aircraft that service them to have inordinately high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics, and those of our competitors, are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons are called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs.
RISKS SPECIFIC TO OUR COMPANY
We are highly dependent on the offshore oil and gas industry.
Approximately 60% of our 2005 operating revenue was attributable to helicopter support for domestic offshore oil and gas exploration and production companies. Our business is highly dependent on the level of activity by the oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:
➢	the supply of, and demand for, oil and natural gas and market expectations regarding supply and demand;
➢	weather-related or other natural causes;
➢	actions of OPEC, and Middle Eastern and other oil producing countries, to control prices or change production levels;
➢	general economic conditions in the United States and worldwide;
➢	war, civil unrest or terrorist activities;
➢	governmental regulation; and
➢	the price and availability of alternative fuels.
Any substantial or extended decline in the prices of oil and natural gas could depress the level of helicopter activity in support of exploration and production activity, and thus have a material adverse effect on our business, results of operations and financial condition.
Additionally, the Gulf of Mexico is generally considered to be a mature area for oil and gas exploration, which may result in a continuing decrease in activity over time. This could materially adversely affect our business, results of operations and financial condition. In addition, the concentrated nature of our operations subjects us to the risk that a regional event could cause a significant interruption in our operations or otherwise have a material affect on our profitability.
Moreover, companies in the oil and gas exploration and production industry continually seek to implement cost-savings measures. As part of these measures, oil and gas companies have attempted to improve operating efficiencies with respect to helicopter support services. For example, certain oil and gas companies have pooled helicopter services among operators, reduced staffing levels by using technology to permit unmanned production installations and decreased the frequency of transportation of employees offshore by increasing the lengths of shifts offshore. The continued implementation of such measures could reduce demand for helicopter services and have a material adverse effect on our business, results of operations and our financial condition.
We currently are negotiating a new collective bargaining agreement covering our pilots.
We are currently in negotiations with the Office of Professional Employees International Union (‘‘OPEIU’’) regarding a new collective bargaining agreement covering our pilots. We cannot predict the outcome of these negotiations nor when they might be concluded and such negotiations may result in an agreement that will materially increase our operating costs. Failure to reach a satisfactory agreement could result in work stoppages, strikes or other labor disruptions that could materially adversely affect our revenues, operations or financial condition.
We depend on a small number of large oil and gas industry customers for a significant portion of our revenues, and our credit exposure within this industry is significant.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2005, 14% of our revenues were attributable to our largest customer. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
Our Chairman of the Board and Chief Executive Officer is also our principal stockholder and has voting control of the Company.
Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 52% of our total voting power. As a result, he exercises control over the election of all of our directors and the outcome of most matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.
Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.
We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2005, our total indebtedness was $204.3 million, including $200.0 million of our 9 3/8% senior unsecured notes due 2009, and our ratio of total indebtedness to stockholders’ equity was 0.85 to 1.0. This level of indebtedness could have significant negative consequences to us that you should consider. For example, it could:
➢	require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;
➢	increase our vulnerability to general adverse economic and industry conditions and limit our ability to withstand competitive pressures;
➢	limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;
➢	place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to obtain additional financing to fund future working capital, capital expenditures and other aspects of our business plan.
➢	limit our ability to obtain additional financing for working capital, capital expenditures and other aspects of our business plan.
Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. When our 9 3/8% senior unsecured notes come due in 2009, we will likely need to enter into new financing arrangements at that time to repay those notes. We may be unable to obtain that financing on favorable terms, which could adversely affect our business, financial condition and results of operations. For more information on our indebtedness, please see the financial statements included elsewhere herein.
We are a subject of a Department of Justice anti-trust investigation, the outcome of which cannot be predicted.
We are a subject of a United States Department of Justice (“DOJ”) investigation of potential antitrust violations in the Gulf of Mexico helicopter services industry. We understand that we are not a target of the investigation, but one of three subjects. We are cooperating with the DOJ, and are nearing completion of our production of the relevant documents. Although it is not possible to predict the outcome of the investigation at this early stage, any related legal or administrative proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation, possibly including treble damages.
Our stock has a low trading volume.
Our common stock is listed for trading on The NASDAQ National Market System under the symbol ‘‘PHIIK’’ for our non-voting common stock and ‘‘PHII’’ for our voting common stock. Both classes of common stock have low trading volume.

As a result, a stockholder may not be able to sell shares of our common stock at the time, in the amounts, or at the price desired.
We do not pay dividends.
We have not paid any dividends on our common stock since 1999 and do not anticipate that we will pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by the indenture governing our 9 3/8% senior unsecured notes due 2009 and our bank credit facility.
Provisions in our articles of incorporation and by-laws and Louisiana law make it more difficult to effect a change in control of us, which could discourage a takeover of our company and adversely affect the price of our common stock.
Although an attempted takeover of our company is unlikely by virtue of the ownership by our chief executive officer of more than 50% of the total voting power of our capital stock, there are also provisions in our articles of incorporation and by-laws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for, or discourage, a third party to acquire us.
In addition, provisions of our by-laws, such as giving the board the exclusive right to fill all board vacancies, could make it more difficult for a third party to acquire control of us. In addition to the provisions contained in our articles of incorporation and by-laws, the Louisiana Business Corporation Law (‘‘LBCL”), includes certain provisions applicable to Louisiana corporations, such as us, which may be deemed to have an anti-takeover effect. Such provisions give stockholders the right to receive the fair value of their shares of stock following a control transaction from a controlling person or group and set forth requirements relating to certain business combinations. Our descriptions of these provisions are only abbreviated summaries of detailed and complex statutes. For a complete understanding of the statutes, you should read them in their entirety.
The LBCL’s control share acquisition statute provides that any person who acquires ‘‘control shares’’ will be able to vote such shares only if the right to vote is approved by the affirmative vote of at least a majority of both (i) all the votes entitled to be cast by stockholders and (ii) all the votes entitled to be cast by stockholders excluding ‘‘interested shares.’’ The control share acquisition statute permits the articles of incorporation or bylaws of a company to exclude from the statute’s application acquisitions occurring after the adoption of the exclusion. Our by-laws do contain such an exclusion; however, our board of directors or stockholders, by an amendment to our by-laws, could reverse this exclusion.
Future sales of our shares could depress the market price of our non-voting common stock.
The market price of our non-voting common stock could decline as a result of issuances and sales by us of additional shares of non-voting or voting common stock pursuant to our existing shelf registration statement or otherwise. The market price of our non-voting common stock could also decline as the result of the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Aircraft
Information regarding our owned and leased aircraft fleet as of December 31, 2005 is set forth in the following table:

					Cruise	Appr.
		Number			Speed	Range
Manufacturer	Type	in Fleet	Engine	Passengers	(mph)	(miles)(2)
Light Aircraft
Bell	206 / 407	105	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117 / BO-105	21	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1)	11	Twin Turbine	7	143	382
Aerospatiale	AS350 B2 / B3	24	Turbine	5	140	337 – 385

Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1)	25	Twin Turbine	8 – 13	115 – 160	300 – 370
Sikorsky	S-76 (1) A, A++, C+	21	Twin Turbine	12	150	400

Transport Aircraft
Bell	214ST (1)	4	Twin Turbine	18	155	429
Sikorsky	S-92A (1)	5	Twin Turbine	19	160	495

	Total Helicopters	216

Fixed Wing
Rockwell (3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Lear Jet (4)	31A(1)	1	Turbojet	8	527	1,437
Cessna (4)	Conquest 441 (1)	3	Turboprop	6	330	1,200
Beech (4)	King Air(1)	1	Turboprop	8	300	1,380

	Total Fixed Wing	7

	Total Aircraft	223

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business – Risk Factors, Risks Inherent In Our Business – Our operations are affected by adverse weather conditions and seasonal factors.”

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Aircraft used for corporate purposes.

(4)	Aircraft used in the Air Medical segment.
Of the 223 aircraft listed, we own 212 and lease 11. Additionally, we operate 12 aircraft owned by customers that are not reflected in the above table. In total, we own or operate 235 aircraft.
We sell aircraft whenever they (i) become obsolete or (ii) do not fit into future fleet plans.
Facilities
Our principal facilities are located on property leased from the Lafayette Airport Commission at Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28 acres and two buildings, with an aggregate of approximately 256,000 square feet, housing our main operational, executive, and administrative offices and the main repair and maintenance facility. The lease for this new facility commenced in 2001, expires in 2021 and contains three five-year renewal options following the expiration date.

We own our Boothville, Louisiana operating facility. The property has a 23,000 square foot building, a 7,000 square foot hangar, and landing pads for 35 helicopters. This facility is currently under repair due to extensive damage from Hurricane Katrina and is expected to be operational in late 2006.
We also lease property for an Executive and Marketing office in Houston, Texas and 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City	June 30, 2008	53 acres	Operational and	Options to extend
(Louisiana)			maintenance	to June 30, 2018
facilities, landing
pads for 46
helicopters

Intracoastal City	December 31, 2006	18 acres	Operational and	Options to extend
(Louisiana)			maintenance	to December 31,
			facilities, landing	2010
pads for 45
helicopters

Houma-Terrebonne	August 31, 2006	14 acres	Operational and	Four renewal
Airport (Louisiana)			maintenance	options to extend
			facilities, landing	for one year each
pads for 30
helicopters

Galveston (Texas)	May 31, 2021	4 acres	Operational and	Lease period to May
			maintenance	31, 2021 with
			facilities, landing	certain
			pads for 30	cancellation
			helicopters	provisions

Fourchon	May 31, 2006	8 acres	Operational and	Facility under three separate
(Louisiana)			maintenance	leases, of which
			facilities, landing	two contain options
			pads for 10	to extend thru 2026
			helicopters	and 2028.
Our other operations-related facilities in the United States are located at New Orleans and Lake Charles, Louisiana; at Port O’Connor and Sabine Pass, Texas; and at Theodore, Alabama.
We also operate from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.
We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 5,000 square feet of hangar space and 26,000 square feet of office space. The leases extend through 2007 and 2009 with options to extend for two to ten years. Other Air Medical bases are located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Texas and Virginia. Other bases for our International and other Air Medical operations are generally furnished by customers.
ITEM 3. LEGAL PROCEEDINGS
We have been named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and are in the process of providing documents and other information as required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this early stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our voting and non-voting common stock trades on The Nasdaq National Market System, under the symbols PHII and PHIIK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by Nasdaq, for our voting and non-voting common stock for the fiscal quarters indicated.

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2005 to March 31, 2005	$30.25	$23.42	$30.11	$20.75
April 1, 2005 to June 30, 2005	30.95	24.10	30.50	23.12
July 1, 2005 to September 30, 2005	35.48	23.90	32.48	23.02
October 1, 2005 to December 31, 2005	34.59	27.25	32.40	26.35

January 1, 2004 to March 31, 2004	$30.46	$23.00	$27.00	$22.50
April 1, 2004 to June 30, 2004	27.60	18.55	26.50	18.61
July 1, 2004 to September 30, 2004	24.69	19.08	23.15	19.30
October 1, 2004 to December 31, 2004	26.49	22.25	25.99	20.77
We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.
In addition, the indenture governing our 9 3/8% Series B Senior Unsecured Notes due 2009 and our revolving credit facility with a commercial bank restrict the payment of dividends. See Item 8. “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements, Note 3.
As of February 28, 2006, there were approximately 994 holders of record of our voting common stock and 67 holders of record of our non-voting common stock.
Information regarding our stock based compensation plan is included in Item 8, Notes to Consolidated Financial Statements Note (5) EMPLOYEE BENEFIT PLANS – Stock Based Compensation.
On April 23, 2002, we issued $200 million in principal amount of 9 3/8% Series A Senior Unsecured Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for our 9 3/8% Series B Senior Unsecured Notes due 2009 (the “Series B Senior Unsecured Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Unsecured Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Unsecured Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2005, we were in compliance with these covenants.
We did not repurchase any of our common units during the fourth quarter of fiscal 2005.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended
	December 31,
	2005	2004	2003	2002	2001
		(Thousands)
Income Statement Data
Operating revenues	$363,610	$291,308	$269,392	$283,751	$282,437
Net earnings	14,154	3,972	1,139	9,231	11,020
Net earnings per share
Basic	1.76	0.74	0.21	1.73	2.12
Diluted	1.76	0.72	0.21	1.70	2.08
Weighted average shares outstanding
Basic	8,040	5,383	5,383	5,334	5,199
Diluted	8,063	5,486	5,486	5,438	5,305
Cash dividends declared per share	—	—	—	—	—

Cash Flow Data
Net cash provided by operating activities	$28,020	$10,905	$29,415	$39,529	$18,680
Net cash used in investing activities	(85,414)	(21,044)	(29,243)	(154,535)	(4,848)
Net cash provided by financing activities	108,947	8,275	2,026	127,245	(9,260)

Balance Sheet Data (1)
Current assets	$224,265	$128,405	$110,135	$103,851	$92,626
Working capital	162,527	88,716	70,300	72,751	46,987
Property, plant and equipment, net	311,678	253,241	258,526	252,577	122,168
Total assets	549,209	394,173	377,454	366,707	225,645
Total debt	204,300	210,275	202,000	200,000	66,616
Shareholders’ equity	239,051	109,975	105,993	104,854	91,872

(1)	As of the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.
Overview
Operating revenues increased in our Domestic Oil and Gas segment in 2005 due to increased flight hours resulting from increased customer demand for aircraft. The increased activity was due primarily to increased exploration and production activity by our customers in the Gulf of Mexico. Additional demand was also caused by the effects of recent hurricanes, as customers experienced logistical challenges as they repaired facilities in the Gulf of Mexico. As discussed below, we have more new aircraft scheduled for delivery in 2006 and 2007 for use in our Domestic Oil and Gas segment. Our Air Medical segment experienced significant revenue growth as a result of the expansion to additional locations; however patient transport volume was negatively affected by weather in the fourth quarter. In 2005, we opened 15 additional locations, seven of which opened in the fourth quarter. In total, we have opened 37 locations since December 2003 in the Air Medical expansion.
All segments experienced an increase in flight hours in 2005, with total flight hours of 154,643 for 2005 compared to 136,280 for 2004, an increase of 13%. The number of aircraft in service at December 31, 2005, was 235 compared to 221 at December 31, 2004. Fifteen new aircraft were delivered in 2005 for service in the Domestic Oil and Gas segment, and eleven light aircraft were sold, for a net increase of four aircraft. Aircraft in the Air Medical segment increased by 13, and aircraft in the International segment decreased by three; which we sold.

Operating revenues for 2005 were $363.6 million compared to $291.3 million for 2004, an increase of $72.3 million. Domestic Oil and Gas operating revenues increased $39.5 million due primarily to an increase in flight hours to 111,236 for 2005 compared to 100,814 in 2004, and also due to customer requirements for additional aircraft. Operating revenues in the Air Medical segment increased $34.6 million, or 45%, due to the additional Air Medical operations established during 2004 and 2005, further discussed in the Segment Discussion. In addition, the International segment had an increase of $3.9 million in operating revenues due to an increase in rates and flight hours. A decrease of $5.7 million in Technical Services operating revenues due to completion of that segment’s principal contract in 2004 partially offset the increases in the other segments.
Direct operating expense was $299.3 million in 2005 compared to $245.4 million for 2004, an increase of $53.9 million, or 22%. Direct expense increased $22.1 million in the Domestic Oil and Gas segment, and $36.8 million in the Air Medical segment, both due to increased operations, and $0.4 million in the International segment. These increases were partially offset by a decrease of $5.4 million in the Technical Services segment due to reduced activity as a result of completion of its principal contract in 2004. These increases are discussed more in detail in the Segment Discussion.
Selling, general and administrative expense was $24.9 million for 2005 compared to $21.0 million for 2004, an increase of $3.9 million resulting from increases in corporate administration costs due primarily to increased legal expenses related to the Department of Justice subpoena and increased depreciation expense. This is also discussed further in the Segment Discussion.
Two significant hurricanes affected our operations during the third and fourth quarters of 2005. Hurricane Katrina made landfall in southeastern Louisiana on August 29, 2005 and caused substantial flooding at our base at Boothville, Louisiana, which we expect to be out of service until late 2006. Other bases incurred some damage, most of which has been repaired as of December 31, 2005, and those bases are now back in service. On September 24, 2005, Hurricane Rita made landfall in southwestern Louisiana destroying our base in Cameron, and causing flooding and wind damage at other bases. Most of this damage has been repaired and bases are back in service excluding the Cameron base. All employees were accounted for and there were no injuries reported. We evacuated all aircraft prior to both storms and suffered no damage to aircraft. We currently estimate that our insurance claim related to all damage will be approximately $8.5 million, and we expect that substantially all costs incurred will be covered by insurance. At December 31, 2005, we recorded the write off of assets consisting of $2.5 million of inventory and other tangible assets and $3.1 million of incremental repair and relocation costs, a total of $5.6 million. These amounts were completely offset by estimated insurance recoveries of which $2.7 million remains in accounts receivable, other. We anticipate incurring additional repair costs of approximately $2.9 million in 2006 to restore damaged facilities and we also expect that substantially all of such costs will be covered by insurance. If the estimates of our damages and insurance recoveries prove to be reasonably accurate, we do not believe that we will record any loss related to these claims for financial reporting purposes. We would expect to have an unreimbursed cash outlay of approximately $1.0 million, due to the difference in insurance reimbursement compared to replacement cost for certain assets that had been in service for a number of years.
Flight hours were adversely affected initially as aircraft were evacuated and grounded until the storm passed. When flights resumed, we experienced an increase in flight hours as customers began assessing damage and making repairs to facilities in the Gulf of Mexico. Additionally, the Air Medical segment experienced higher than normal flight activity in the third quarter while assisting with the evacuations of New Orleans and areas in southeastern Texas.
As reported in our June 30, 2005 Form 10-Q, we completed the sale of 4,887,500 shares of non-voting common stock at $25.00 per share, which included the exercise by our underwriters of an over-allotment option covering 637,500 shares. Proceeds from the offering were approximately $114 million, net of expenses. Remaining proceeds at December 31, 2005 from the offering were $41.9 million. All amounts have been used for the acquisition of aircraft, as will the remaining balance also be used.
As previously reported, on June 15, 2005 we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and are nearing completion of providing documents and other information as required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this early stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition or results of operations.
As discussed in the December 31, 2004 Form 10-K and Form 10-Q filings in 2005, the expansion of the Air Medical segment continued in 2005. Our focus in 2006 will be to improve the margins in this segment. In total, 37 locations have been opened since December 2003. In 2005, 15 new programs were started, seven of which were started in the fourth quarter. New programs typically take several months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels.
In 2005, we took delivery of three transport category aircraft, four medium aircraft and eight light aircraft for service in the Domestic Oil and Gas segment. We also took delivery of eleven light aircraft for service in the Air Medical segment. Subsequent to December 31, 2005, we took delivery of one transport category, one medium, and two light aircraft, all for service in Domestic Oil and Gas, and one light aircraft for service in the Air Medical segment. We entered into operating leases for the transport category aircraft.
At December 31, 2005, we had an order for three additional transport category aircraft, one of which was delivered early January 2006 and an operating lease was executed for that aircraft. There are two transport category aircraft remaining for delivery in 2006 at an approximate cost of $35.0 million, for which we intend to execute an operating lease for these aircraft also.
In addition to the transport category aircraft discussed above, at December 31, 2005, we had orders for 35 additional aircraft with a total cost of $176.8 million with scheduled delivery dates throughout 2006 and 2007. Of this total, four aircraft totaling $14.5 million were delivered subsequent to December 31, 2005, as mentioned above. The aircraft on order are for service in the Domestic Oil and Gas segment and are based on customer commitments.

Results of Operations
The following table presents segment operating revenues, expense and operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2005, 2004 and 2003:

	Year Ended
	December 31,
	2005	2004	2003
	(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$219,644	$180,102	$183,849
Air Medical	112,123	77,476	46,674
International	28,192	24,342	21,247
Technical Services	3,651	9,388	17,622

Total operating revenues	363,610	291,308	269,392

Segment direct expense
Domestic Oil and Gas	173,177	151,107	163,328
Air Medical	104,465	67,664	32,782
International	19,099	18,668	21,093
Technical Services	2,522	7,935	13,026

Total direct expense	299,263	245,374	230,229

Segment selling, general and administrative expense
Domestic Oil and Gas	1,003	1,499	1,494
Air Medical	6,503	6,525	4,480
International	214	49	214
Technical Services	7	12	12

Total selling, general and administrative expense	7,727	8,085	6,200

Total direct and selling, general and administrative expense	306,990	253,459	236,429

Net segment profit
Domestic Oil and Gas	45,464	27,496	19,027
Air Medical	1,155	3,287	9,412
International	8,879	5,625	(60)
Technical Services	1,122	1,441	4,584

Total	56,620	37,849	32,963

Other, net (1)	3,230	2,961	2,674
Unallocated selling, general and administrative costs	(17,169)	(12,949)	(13,783)
Interest expense	(20,448)	(20,109)	(19,952)

Earnings before income taxes	$22,233	$7,752	$1,902

Flight hours
Domestic Oil and Gas	111,236	100,814	114,769
Air Medical	26,619	19,595	11,542
International	16,788	15,871	14,816

Total	154,643	136,280	141,127

Air Medical Transports	17,200	11,390	5,739

Aircraft operated at period end
Domestic Oil and Gas	155	151	164
Air Medical	64	51	42
International	16	19	19

Total (2)	235	221	225

(1)	Including gains on disposition of property and equipment, and other income.

(2)	Includes 12, 14, and 14 aircraft as of December 31, 2005, 2004 and 2003, respectively that are customer owned or leased by customers but operated by us.

Year Ended December 31, 2005 compared with Year Ended December 31, 2004
Combined Operations
Revenues — Operating revenues for 2005 were $363.6 million compared to $291.3 million for 2004, an increase of $72.3 million, or 25%. Operating revenues increased in the Domestic Oil and Gas segment $39.5 million due to increased flight hours and an increase in contracted aircraft. Operating revenues in the Air Medical segment also increased $34.6 million, due to the additional operating locations. Operating revenues in the International segment increased $3.9 million due primarily to increased flight hours, but we expect some reduction in the number of aircraft and related revenues in this segment in 2006. Revenues in the Technical Services segment decreased $5.7 million due to completion of a contract in 2004. These items are discussed in the Segment Discussion below.
Other Income and Losses — Gain on equipment dispositions was $1.2 million for 2005 compared to $2.6 million for 2004. Gain or loss on equipment dispositions is related to dispositions of aircraft. Other income increased approximately $1.6 million in 2005 due to interest earnings on unspent proceeds from the stock offering.
Direct Expenses — Direct expense was $299.3 million for 2005 compared to $245.4 million for 2004, an increase of $53.9 million, or 22%. The increase was due to increased Air Medical operations ($36.8 million), an increase in the Domestic Oil and Gas segment ($22.1 million) due to increased flight hour activity and increased aircraft, and an increase in the International segment ($0.4 million). There was a decrease in the Technical Services segment due to completion of a contract in 2004 as mentioned above ($5.4 million). These items are also discussed in the Segment Discussion below.
Selling, General, and Administrative Expenses — Selling, general and administrative expense was $24.9 million for 2005 compared to $21.0 million for 2004, an increase of $3.9 million, or 19%. This increase is a result of legal costs incurred ($1.0 million) in responding to the Department of Justice antitrust investigation subpoena, increased depreciation expense ($1.3 million), increased employee costs ($0.4 million), a non-recurring reduction in the environmental provision in the prior year ($0.3 million), and other items ($0.9 million).
Income Taxes — Income tax expense for 2005 was $8.0 million, compared to $3.8 million for 2004. The effective tax-rate was 36% for 2005 compared to 49% for 2004. The provision for 2005 includes a tax credit of $0.8 million related to the Katrina Emergency Tax Relief Act of 2005. This amount was recorded as a tax carryforward credit and will be available as a credit once the net operating loss amount is utilized. Included in the 2004 provision was $0.7 million related to foreign taxes paid for which we cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from accelerated tax depreciation expense deductions as a result of the aircraft purchased since 2002. We anticipate the foreign taxes paid in 2005 will be utilized as a tax credit in future years based on recent changes in the tax laws.
Earnings — Our net earnings for 2005 were $14.2 million, compared to $4.0 million for 2004. Earnings before tax for 2005 were $22.2 million compared to $7.8 million in 2004. Earnings per diluted share were $1.76 for 2005 as compared to $0.72 per diluted share for 2004.
Segment Discussion
Domestic Oil and Gas — Domestic Oil and Gas segment revenues for 2005 were $219.6 million compared to $180.1 million for 2004, an increase of $39.5 million or 22%. The increase was due to an increase in flight hours in the Gulf of Mexico and an increase in contracted aircraft. Flight hours were 111,236 for 2005 compared to 100,814 for 2004, an increase of 10,422 hours, as a result of our customers’ increased production and exploration activities in the Gulf of Mexico. The number of aircraft in the segment at December 31, 2005 was 155 compared to 151 aircraft at December 31, 2004. In 2005, we sold 11 light aircraft, which had little flight time, and added 15 total aircraft. We also have deliveries scheduled throughout 2006 and 2007 for three additional transport category aircraft and 34 additional medium and light aircraft for service in the Domestic Oil and Gas segment to meet customer requirements.
Direct expenses in the Domestic Oil and Gas segment were $173.2 million for the year ended December 31, 2005, compared to $151.1 million for the year ended December 31, 2004, an increase of $22.1 million, or 14.6%. The increase was due to increases in employee costs ($1.2 million), aircraft parts usage due to increased flight hour activity ($3.1 million), aircraft rent ($3.7 million) due to additional aircraft on lease, aircraft warranty costs ($5.0 million) due to additional aircraft covered under the manufacturers’ warranty programs but also due to a warranty termination credit in the prior year ($2.2 million), fuel ($6.7 million) due to increased prices and flight activity, component repair costs ($0.8 million), outside services ($1.1 million) primarily related to outside pilot training costs, and other items ($0.5 million).

Fuel cost above a certain rate per gallon in customers’ contracts is invoiced to the customer and is included in revenue. These increases were due to increased aircraft and increased flight hours.
The Domestic Oil and Gas segment’s operating income was $45.5 million for 2005 compared to $27.5 million for 2004. The increase was due to increased flight hours and also due to additional contracted aircraft as mentioned above.
Air Medical — Air Medical segment revenues were $112.1 million for 2005 compared to $77.5 million for 2004. The increase was due to the additional operations established in 2004 and 2005. Flight hours were 26,619 for 2005 compared to 19,595 for 2004. The number of aircraft in the segment was 64 at December 31, 2005, compared to 51 at December 31, 2004. One additional aircraft was received in early 2006. Patient transports were 17,200 for 2005, compared to 11,390 for 2004. Since inception of the expansion, late 2003, we have opened 37 additional operating locations, 15 of which were opened in 2005. Seven of those were opened in the fourth quarter 2005. Operating revenues in 2005 from the new locations opened in 2005 were $20.4 million.
Direct expenses in the Air Medical segment increased to $104.5 million for 2005 compared to $67.7 million for 2004, due to growth in the segment mentioned above. At December 31, 2004, we had 22 operating locations that were opened in 2004, and the increase in direct expense in 2005 reflects a full year of operations at those locations, as well as the direct expense of the 15 locations opened during 2005. The $36.8 million increase was due to increases in employee costs ($21.1 million) due to additional employees at the new operations, operating costs ($9.2 million) related to the additional bases, which includes rent, utilities, services purchased, and supplies. Aircraft parts usage increased due to additional aircraft and additional flight hours ($1.3 million); fuel costs increased ($2.3 million); aircraft rent increased due to additional aircraft on lease ($1.1 million); and aircraft warranty costs increased ($1.8 million) as additional aircraft were added to the manufacturers’ warranty programs.
Selling, general and administrative expense was $6.5 million for the years ended December 31, 2005 and 2004 in the Air Medical segment.
The Air Medical segment operating income was $1.2 million for 2005 compared to $3.3 million for 2004. The decrease in operating income was due to increased direct expense related to the expansion of operations, and also due to the impact of weather in the first quarter and fourth quarter as compared to 2004. There was a loss of $2.5 million related to the additional operations that commenced in 2005. New locations typically take several months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. Our focus in 2006 will be to improve the margins in this segment.
International — International segment revenues were $28.2 million for 2005, compared to $24.3 million for 2004, an increase of $3.9 million, or 15.8%. The increase was due to increased flight hours and rates in 2005. Flight hours increased in 2005 to 16,788 as compared to 15,871 for 2004. The additional flight hours were achieved in spite of a reduction in the number of aircraft in the segment from 19 at December 31, 2004, to 16 at December 31, 2005, as three aircraft in that segment were sold during 2005. We also expect some reduction in the number of aircraft and related revenues in 2006.
Direct expenses were $19.1 million for the year ended December 31, 2005, compared to $18.7 million for the year ended December 31, 2004, an increase of $0.4 million. The increase was due to increased flight hours in 2005.
Selling, general and administrative expense was $0.2 million for 2005 compared to less than $0.1 million for 2004.
International segment operating income for 2005 was $8.9 million compared to $5.6 million for 2004. The improvement was due to the increase in operating revenue due to increased flight hours and to increased rates.
Technical Services — Technical Services segment revenues for 2005 were $3.7 million compared to $9.4 million for 2004. The decrease in Technical Services revenues was due to completion of its principal contract in the third quarter of 2004.
Direct expenses were $2.5 million for 2005 compared to $7.9 million for 2004.
The Technical Services segment had operating income of $1.1 million for December 31, 2005, compared to $1.4 million for December 31, 2004. The decrease was due to completion of the contract mentioned above.

Year Ended December 31, 2004 compared with Year Ended December 31, 2003
Combined Operations
Revenues — Operating revenues for 2004 were $291.3 million compared to $269.4 million for 2003, an increase of $21.9 million. Operating revenues in the Air Medical segment increased $30.8 million, due to the additional operating locations, and there was also an increase of $3.1 million in operating revenues in the International segment. These amounts were offset in part by a decrease in the Technical Services segment and in the Domestic Oil and Gas segment. These items are discussed below in the Segment Discussion.
Other Income and Losses — Gain (loss) on equipment dispositions was $2.6 million for 2004 compared to $2.0 million for 2003. Gain (loss) on equipment dispositions is related to dispositions of aircraft.
Direct Expenses — Direct expense was $245.4 million for 2004 compared to $230.2 million for 2003, an increase of $15.2 million. The increase was due to the increased Air Medical operations ($34.9 million), offset by decreases in all other business segments particularly Domestic Oil and Gas ($12.2 million). These items are further discussed in the Segment Discussion.
Selling, General, and Administrative Expenses — Selling, general and administrative expense was $21.0 million for 2004 compared to $20.0 million for 2003, an increase of $1.0 million. The increase is due to an increase in the Air Medical segment ($2.0 million) due to the expansion mentioned above. This amount was offset in part by a decrease in corporate administration costs of $0.8 million due primarily to decreases in consulting expense.
Income Taxes — Income tax expense for 2004 was $3.8 million, compared to $0.8 million for 2003. The effective tax-rate was 49% for 2004 compared to 40% for 2003. Included in the 2004 provision was $0.7 million related to foreign taxes paid for which we cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from accelerated tax depreciation expense deductions as a result of the aircraft purchased in 2002 and 2003.
Earnings — Our net earnings for 2004 were $4.0 million, compared to $1.1 million for 2003. Earnings before tax for 2004 were $7.8 million compared to $1.9 million in 2003. Earnings per diluted share were $0.72 for 2004 as compared to $0.21 per diluted share for 2003.
Segment Discussion
Domestic Oil and Gas — Domestic Oil and Gas segment revenues were $180.1 million for 2004 compared to $183.8 million for 2003, a decrease of $3.7 million or 2%. The decrease was due to a decrease in flight hours in the Gulf of Mexico. Flight hours were 100,814 for 2004 compared to 114,769 for 2003, a decrease of 13,955 hours which resulted from a decrease in activities in the Gulf of Mexico by our customers. The number of aircraft in the segment at December 31, 2004 was 151 compared to 164 aircraft at December 31, 2003.
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
Air Medical — Air Medical segment revenues were $77.5 million for 2004 compared to $46.7 million for 2003. The increase was due to the additional operations established in 2004. Flight hours were 19,595 for 2004 compared to 11,542 for 2003. The number of aircraft in the segment was 51 at December 31, 2004, compared to 42 at December 31, 2003.

Expansion in the Air Medical segment continued into late 2004, adding 22 new Air Medical operating locations since December 2003. Operating revenues in 2004 from the new locations were $29.9 million.
The additional Air Medical operations are established under the independent provider model, whereby we respond to individual patient demands for air transport services and are paid by either a commercial insurance company, federal or state agency, or the patient.
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
International — International segment revenues were $24.3 million for 2004, compared to $21.2 million for 2003, an increase of $3.1 million. The increase was due to increased flight hours and rates in 2004. Flight hours increased to 15,871 for 2004 as compared to 14,816 for 2003, but the number of aircraft in the segment was unchanged at 19 for both periods.
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
Technical Services — Technical Services segment revenues for 2004 were $9.4 million compared to $17.6 million for 2003. The decrease in Technical Services revenues was due to completion of its principal contract in the third quarter 2004.
Direct expenses declined to $7.9 million for December 31, 2004 compared to $13.0 million for December 31, 2003 due to completion of the contract.
The Technical Services segment had operating income of $1.4 million for December 31, 2004, compared to $4.6 million for December 31 2003. The decrease was due to completion of the contract mentioned above.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, such as the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, as augmented in recent years by the issuance of our senior unsecured notes in 2002 and the sale of non-voting common stock in 2005.
As we grow our operations, we continually monitor the capital resources available to meet our future financial obligations, planned capital expenditures and liquidity. We also review acquisition opportunities on an ongoing basis. If we were to make a significant acquisition for cash, we would need to obtain additional equity or debt financing. Additionally, we may sell additional equity or debt securities or restructure our current debt to optimize our capital structure.
Cash Flow
Our cash position at December 31, 2005 was $69.6 million, compared to $18.0 million at December 31, 2004. Working capital was $162.5 million at December 31, 2005, as compared to $88.7 million at December 31, 2004, an increase of $73.8 million. The increase in working capital was a result of an increase in cash of $51.6 million and an increase in accounts receivable of $31.2 million. The increase in cash was due primarily to completion of the equity offering in June 2005, with remaining cash from the offering being $41.9 million at December 31, 2005. The remaining increase was due to increased cash flow from operations. The increase in accounts receivable of $31.2 million was due primarily to the increase in revenue in the Air Medical segment.
Net cash provided by operating activities was $28.0 million for 2005 compared to $10.9 million for 2004, an increase of $17.1 million. The increase in net cash provided by operating activities was due primarily to an increase in net earnings of $10.2 million, an increase in the deferred tax provision of $2.6 million, changes in working capital of $3.6 million, and other items, net, $0.7 million. Capital expenditures were $96.2 million for 2005 compared to $33.9 million for 2004. Capital expenditures for 2005 were $73.0 million for aircraft purchases, $11.3 million for refurbishments and equipment installations for new aircraft, $4.2 million for facility improvements and $7.7 million for operating equipment, engine spares, and medical equipment. Gross proceeds from aircraft sales were $10.8 million for 2005 compared to $14.4 million for 2004.
Financing Activities
Our Series B Senior Unsecured Notes due 2009 bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year. The Series B Senior Unsecured Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, issuance of debt securities, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2005, we were in compliance with these covenants. Estimated future interest costs on the Series B Senior Unsecured Notes due 2009 are $18.8 million per year for the years 2006 through 2008, and $6.5 million for 2009 when the Notes are due. This excludes amortization of issuance costs of approximately $0.9 million per year.
Credit Facility
We have a $35 million revolving credit facility with a commercial bank, which expires on July 31, 2007. As of December 31, 2005, there were $3.3 million in borrowings and $4.2 million in letters of credit outstanding under the facility. The letters of credit are related to our workers compensation insurance. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2005, we were in compliance with these covenants.
Also included in notes payable is $1.0 million related to the interim financing of a progress payment for the acquisition of a heavy transport aircraft delivered in January 2006.
Contractual Obligations
The table below sets out our contractual obligations related to operating lease obligations, notes payable and the Series B Senior Unsecured Notes due in 2009. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease twelve aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2006	2007	2008	2009	2010	2010
				(Thousands of dollars)
Aircraft Purchase commitments (1)	$176,753	$102,442	$74,311	$—	$—	$—	$—

Aircraft Purchase commitments (2)	35,358	35,358	—	—	—	—	—

Aircraft lease obligations	109,110	10,300	10,300	10,300	10,300	10,902	57,008

Facility lease obligations	19,566	2,839	2,249	1,858	1,386	1,132	10,102

Notes payable	1,000	1,000	—	—	—	—	—

Long term debt	203,300	—	3,300	—	200,000	—	—

	$545,087	$151,939	$90,160	$12,158	$211,686	$12,034	$67,110

(1)	These commitments are for aircraft that we intend to finance through a combination of operating leases, remaining cash from the equity offering completed June 2005 and additional debt or equity financing sources that we are currently reviewing but are not yet committed.

(2)	These commitments are for aircraft that we intend to finance with an operating lease.
Estimated interest costs on the debt obligations set forth above, without considering any additional debt that may be obtained relative to purchase commitments for aircraft, are as follows (in thousands): 2006 — $20,293, 2007 — $20,293, 2008 — $20,293, 2009 — $6,646, and 2010 — $116.
In 2005, we took delivery of three transport category aircraft, four medium aircraft and eight light aircraft for service in the Domestic Oil and Gas segment. We also took delivery of eleven light aircraft for service in the Air Medical segment. Subsequent to December 31, 2005, we took delivery of one transport category, one medium, and two light aircraft, all for service in Domestic Oil and Gas, and one light aircraft for service in the Air Medical segment. We executed operating leases for the transport category aircraft.
At December 31, 2005, we had an order for three additional transport category aircraft, one of which was delivered in early January and financed with an operating lease. The remaining two aircraft are scheduled for delivery in 2006 at an approximate cost of $35.0 million, and are also expected to be financed with an operating lease.
At December 31, 2005, we also had orders for 35 additional aircraft with a total cost of $176.8 million and scheduled delivery dates throughout 2006 and 2007. Of this total, four aircraft totaling $14.5 million were delivered subsequent to December 31, 2005, as mentioned above.
We believe that cash flow from operations will be sufficient to fund operating requirements and required interest payments on the Notes for the next twelve months. We have capital requirements for aircraft on order totaling $176.8 million over 2006 and 2007, for which we do not yet have committed financing. We are considering various options to fund the acquisition of aircraft which may include one or more of the following options, including the use of existing cash, operating leases and the possible issuance of equity and/or debt securities.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, inventory valuation, long-lived assets and self-insurance liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and the differences may be material. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.
The allowance for doubtful accounts receivable is estimated based on an evaluation of individual customer financial strength, current market conditions, and other information. If our evaluation of our significant customers’ and debtors’ creditworthiness should change or prove incorrect, then we may have to recognize additional allowances in the period in which we identify the risk of loss. In the Air Medical segment, estimates are made of contractual allowances based on historical collection rates by payor group. This is adjusted periodically based on actual collection experience.
We maintain a significant parts inventory to service our own aircraft and the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components and reworked to a useable condition. We use systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If our valuation of these parts should be significantly different from amounts ultimately realizable or if we discontinue using or servicing certain aircraft models, then we may have to record a write-down of our inventory. We also record provisions against inventory for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. If we fail to identify such parts, additional provisions may be necessary.
Our principal long-lived assets are aircraft. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows that we expect the asset to generate. When an asset is determined to be impaired, we recognize the impairment amount, which is the amount by which the carrying value of the asset exceeds its estimated fair value. Similarly, we report assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell. Future adverse market conditions or poor operating results could result in an inability to recover the current carrying value of certain long-lived assets, thereby possibly requiring an impairment charge in the future.
We must make estimates for certain of our liabilities and expenses, losses, and gains related to self-insured programs, insurance deductibles, and good-experience premium returns. Our group medical insurance program is largely self-insured, and we use estimates to record our periodic expenses related to that program. We also carry deductibles on our workers’ compensation program and aircraft hull and liability insurance, and poor experience or higher accidents rates could result in additional recorded losses.
Trade receivables representing amounts due pursuant to air medical services are carried net of an allowance for estimated contractual adjustments on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized based on its most recent collection experience.
New Accounting Pronouncements
For a discussion of new accounting pronouncements applicable to the Company, see Note 1 to the Consolidated Financial Statements.
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of December 31, 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
During 2004, LDEQ advised us that groundwater contaminants impacting monitor wells at the PHI Lafayette Heliport were originating from an off-site location and that we would no longer be required to perform further monitoring at the site. Subsequently, based upon site investigation work performed by the Lafayette Airport Commission, the source of the contamination was identified as residing at another location, for which PHI is not responsible. The Lafayette Airport Commission has begun remediation of the PHI Lafayette Heliport.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks associated with interest rates and prior to April 23, 2002, we made limited use of derivative financial instruments to manage that risk. When used, all derivatives for risk management are closely monitored by our senior management. We do not hold derivatives for trading purposes and we do not use derivatives with leveraged or complex features. Derivative instruments are transacted either with creditworthy major financial institutions or over national exchanges.
Also on April 23, 2002, we issued Notes of $200 million that have an interest rate of 9 3/8% payable semi-annually on May 1 and November 1 of each year, beginning November 1, 2002, and mature in May 2009. The market value of the Notes will vary as changes occur to general market interest rates, the remaining maturity of the Notes, and our credit worthiness. At December 31, 2005, the market value of the Notes was $210.5 million. A hypothetical 100 basis-point increase to the Notes’ imputed interest rate at December 31, 2005 would have resulted in a market value decline to approximately $204.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2005, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial schedule for each of the three years in the period ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 9, 2006

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$69,561	$18,008
Accounts receivable – net of allowance:
Trade	89,351	58,242
Other	6,766	1,134
Inventory	48,123	39,225
Other current assets	10,042	10,695
Refundable income taxes	422	1,101

Total current assets	224,265	128,405

Other	13,266	12,527
Property and equipment, net	311,678	253,241

Total Assets	$549,209	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,506	$22,735
Accrued liabilities	10,807	4,836
Accrued interest	3,175	3,181
Accrued insurance	—	1,526
Accrued vacation payable	3,811	3,775
Accrued salaries and wages	2,439	1,636
Notes payable	1,000	2,000

Total current liabilities	61,738	39,689

Long-term debt	203,300	208,275
Deferred income taxes	38,906	29,805
Other long-term liabilities	6,214	6,429
Commitments and contingencies (Note 8)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	742	253
Additional paid-in capital	129,531	15,098
Retained earnings	108,493	94,339

Total shareholders’ equity	239,051	109,975

Total Liabilities and Shareholders’ Equity	$549,209	$394,173

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Operating revenues	$363,610	$291,308	$269,392
Gain on disposition of property and equipment, net	1,173	2,569	1,988
Other	2,057	392	686

	366,840	294,269	272,066

Expenses:
Direct expenses	299,263	245,374	230,229
Selling, general and administrative expenses	24,896	21,034	19,983
Interest expense	20,448	20,109	19,952

	344,607	286,517	270,164

Earnings before income taxes	22,233	7,752	1,902
Income taxes	8,079	3,780	763

Net earnings	$14,154	$3,972	$1,139

Earnings per share
Basic	$1.76	$0.73	$0.21
Diluted	$1.76	$0.72	$0.21

Weighted average shares outstanding:
Basic	8,040	5,383	5,383
Diluted	8,063	5,486	5,486
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

	Voting		Non-Voting		Additional
	Common Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings
Balance at Dec. 31, 2002	2,852	$285	2,526	$253	$15,062	$89,254
Stock options exercised	—	—	5	—	26	—
Other	—	—	—	—	—	(26)
Net earnings	—	—	—	—	—	1,139

Balance at Dec. 31, 2003	2,852	285	2,531	253	15,088	90,367
Stock options exercised	—	—	—	—	10	—
Net earnings	—	—	—	—	—	3,972

Balance at Dec. 31, 2004	2,852	285	2,531	253	15,098	94,339
Stock issuance, net	—	—	4,887	489	113,352	—
Stock options exercised	—	—	—	—	1,081	—
Net earnings	—	—	—	—	—	14,154

Balance at Dec. 31, 2005	2,852	$285	7,418	$742	$129,531	$108,493

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$14,154	$3,972	$1,139
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27,133	27,843	25,209
Deferred income taxes	6,415	3,845	(293)
Gain on asset dispositions	(1,173)	(2,569)	(1,988)
Other	1,411	1,332	(323)
Changes in operating assets and liabilities:
Accounts receivable — trade	(31,109)	(16,499)	(2,245)
Inventory	(8,898)	1,180	(3,030)
Refundable income taxes	—	(876)	2,011
Other assets	(2,313)	(7,241)	3,021
Accounts payable, accrued liabilities and vacation payable	23,049	(146)	7,239
Income taxes payable	—	—	(504)
Other long-term liabilities	(649)	64	(821)

Net cash provided by operating activities	28,020	10,905	29,415

Cash flows from investing activities:
Purchase of property and equipment	(96,165)	(33,921)	(36,863)
Acquisition of additional operating locations	—	(1,518)	—
Proceeds from asset dispositions	10,751	14,395	7,620

Net cash used in investing activities	(85,414)	(21,044)	(29,243)

Cash flows from financing activities:
Proceeds from (payments on) Notes and long-term debt	(1,000)	—	2,000
Proceeds from stock issuance	115,162	—	—
Less related fees & expenses	(1,265)	—	—
Proceeds from line of credit	114,875	37,008	—
Payments on line of credit	(119,850)	(28,733)	—
Proceeds from exercise of stock options	1,025	—	50

Net cash provided by financing activities	108,947	8,275	2,026

(Decrease) Increase in cash and cash equivalents	51,553	(1,864)	2,198
Cash and cash equivalents, beginning of year	18,008	19,872	17,674

Cash and cash equivalents, end of year	$69,561	$18,008	$19,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHI, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Basis of Consolidation, and Other General Principles

Since its inception, PHI, Inc.’s primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. The Company also provides air medical transportation services for hospitals, medical programs, and aircraft maintenance services to third parties.

The consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company”) after the elimination of all significant intercompany accounts and transactions.

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

Inventories

The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $6.3 million and $7.0 million at December 31, 2005 and 2004, respectively.

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

Effective January 1, 2005 and prospectively, the Company reassessed the salvage values applicable to major modifications to aircraft based on updated estimates derived from recent aircraft sales. The adjustment for the year 2005 resulted in a decrease in depreciation expense ($1.6 million). In addition, we incurred approximately ($1.1 million) of expense in 2005 for repairs to an aircraft that incurred substantial damage due to a weather related incident.

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

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2005 and 2004, the Company had $1.1 million and $1.0 million, respectively, of accrued liabilities related to health care claims.

During 2005, the Company established an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2005 totaled $1.9 million. The financial position and operations of the insurance captive were not significant in 2005. The captive is fully consolidated in the accompanying financial statements.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company places its short-term invested cash and cash equivalents on deposit with a major financial institution. Cash equivalents include Commercial paper of companies with high credit ratings and money market securities. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2005.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Collection efforts are typically exhausted at approximately nine months, at which time unpaid amounts are charged off as uncollectible. The allowance for doubtful accounts was $0.2 million at December 31, 2005 and December 31, 2004. The Company’s largest domestic oil and gas customer accounted for 14%, 13%, and 15%, of consolidated operating revenues for years ended December 31, 2005, 2004, and 2003, respectively. The Company also carried accounts receivable from this same customer totaling 14% and 11%, of net trade receivable on December 31, 2005 and 2004, respectively.

Trade receivables representing amounts due pursuant to air medical services are carried net of an allowance for estimated contractual adjustments on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized based on its most recent collection experience.

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

Stock-based employee compensation expense relates to restricted stock grants and stock options that were settled for cash. The employee compensation expense for stock grants and options settled for cash was $122,498 for 2005, $45,000 for 2004, and $300,000 for 2003. There have been no stock awards granted since 2001.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Thousands of dollars, except per share data)
Net earnings as reported	$14,154	$3,972	$1,139
Add stock-based employee compensation expense included in reported net income net of related tax effects	122	45	300
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects,	—	—	—

Net earnings – pro forma	$14,276	$4,017	$1,439

Earnings per share
Basic – as reported	1.76	0.74	0.21
Basic – pro forma	1.78	0.75	0.27
Diluted – as reported	1.76	0.72	0.21
Diluted – pro forma	1.77	0.73	0.26
Average fair value of grants during the year	N/A	N/A	N/A

Black-Sholes option pricing model assumptions:
Risk-free interest rate	N/A	N/A	N/A
Expected life (years)	N/A	N/A	N/A
Volatility	N/A	N/A	N/A
Dividend yield	N/A	N/A	N/A
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

Earnings per Share

The Company computes basic earnings per share by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share computation uses the weighed average number of shares outstanding adjusted for incremental shares attributed to dilutive outstanding options to purchase common stock.

Deferred financing costs

Costs of obtaining long term debt financing are deferred and amortized ratably over the term of the related debt agreement.

Derivative Financial Instruments

The Company has not engaged in activities involving financial derivatives during the years 2003, 2004, and 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), ‘Share Based Payment’. SFAS No. 123 (R) supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123 (R) will have an impact on our results of operations. The impact of the adoption of this Statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123 (R) must be adopted by the first quarter of 2006. The Company has adopted SFAS No. 123 (R) using the modified-prospective method.

SFAS No. 143, Accounting for Asset Retirement Obligations requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operations of those assets. These liabilities are required to be recorded at fair value in the period in which they are incurred with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The Statement was effective for the Company on January 1, 2003. In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) to further clarify that such asset retirement obligations should be recognized for conditional obligations in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective at December 31, 2005. The Company evaluated its leased and owned properties for potential asset retirement obligations under SFAS No. 143, as amended and interpreted by FIN 47. Based on this review, the Company identified obligations primarily related to the removal of fuel storage tanks upon the abandonment or disposal of facilities. The operation of fuel storage tanks is monitored on an ongoing basis to prevent ground contamination and the cost of removing such tanks is not significant. Based on the Company’s evaluation of such obligations, such liabilities were deemed to be immaterial to the financial position, results of operations or cash flows of the Company.

In December 2004 FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. ABP Opinion No. 29, “Accounting for Nonmonetary Transactions” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was effective as of July 1, 2005, and did not have an impact on the financial reporting of the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement is a replacement APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of an accounting change on one or more individual prior periods presented. Then the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather that being reported in an income statement. Further, the accounting principle is to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This Statement is effective for the Company as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

Comprehensive Income

Comprehensive Income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under Generally Accepted Accounting Principles are included in comprehensive income, but excluded from net income. Since 2002, the Company has no such items required to be excluded from net earnings. Accordingly, there is no difference between net earnings and comprehensive income for the years ended December 31, 2005, 2004, or 2003.

Goodwill

Goodwill represents costs in excess of the fair value acquired in connection with purchase business combinations. Goodwill arose in connection with the 2004 acquisition of a company related to the planned expansion of the Air Medical Segment. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually or if impairment indicators are present. If indicators of impairment were present in goodwill and undiscounted cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified.

(2)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2005 and December 31, 2004.

	December 31,	December 31,
	2005	2004
	(Thousands of dollars)
Flight equipment	$416,076	$350,022
Other	67,645	61,710

	483,721	411,732
Less accumulated depreciation	(172,043)	(158,491)

Property and equipment, net	$311,678	$253,241

Property and equipment at December 31, 2005 and 2004 included aircraft with a net book value of $1.1 million and $1.0 million, respectively that was held for sale.

(3)	LONG-TERM DEBT

On April 23, 2002, the Company issued $200 million in principal amount of 9 3/8% Series A Senior Unsecured Notes due 2009 in a private offering that was exempt from registration under Rule 144A under the Securities Act of 1933 (the “Securities Act”). All of the notes were subsequently exchanged for the Company’s 9 3/8% Series B Senior Unsecured Notes due 2009 (the “Series B Senior Unsecured Notes”), pursuant to an exchange offer that was registered under the Securities Act. The Series B Senior Unsecured Notes bear annual interest at 9 3/8% payable semi-annually on May 1 and November 1 of each year and mature in May 2009. The Series B Senior Unsecured Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. As of December 31, 2005 and 2004, the Company was in compliance with these covenants.

Also on April 23, 2002, the Company entered into a new credit agreement with a commercial bank for a $50 million revolving credit and letter of credit facility. On June 18, 2004, the Company amended its credit agreement which reduced the revolving credit facility from $50 million to $35 million. On September 30, 2005, the Company amended its credit agreement, which was scheduled to expire July 31, 2006, and extended the expiration date to July 31, 2007. The credit agreement permits both prime rate based borrowings and “LIBOR” rate borrowings plus a spread. The spread for LIBOR borrowings is from 2.0% to 3.0%. Any amounts outstanding under the revolving credit facility are due July 31, 2007. The Company will pay an annual 0.375% commitment fee on the unused portion of the revolving credit facility. The Company may also obtain letters of credit issued under the credit facility up to $5.0 million with a 0.125% fee payable on the amount of letters of credit issued. The Company is not subject to any restrictions in obtaining funds from any of its subsidiaries. At December 31, 2005, the Company had $3.3 million borrowings under the revolving credit facility, and the Company had $8.3 million under the credit facility at December 31, 2004. The Company had four letters of credit for $4.2 million outstanding at December 31, 2005, and three letters of credit for $2.6 million outstanding at December 31, 2004. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2005 and 2004, the Company was in compliance with these covenants. The credit agreement is collateralized by accounts receivable and inventory. Also included in notes payable at December 31, 2005 and 2004 are $1.0 million and $2.0 million, respectively, representing finance agreements on purchase commitments for transport category aircraft as further described at Note 8.

Cash paid for interest was $19.5 million, $19.1 million, and $19.0 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

(4)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Thousands of dollars)
Current
Federal	$343	$—	$—
State	(50)	(1,142)	102
Foreign	1,371	1,077	954
Deferred — principally Federal	6,415	3,845	(293)

Total	$8,079	$3,780	$763

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$7,559	34	$2,636	34	$647	34
Increase (decrease) in taxes resulting from:
Effect of foreign tax expense, net of U.S. benefits	—	—	679	9	—	—
Hurricane relief credit	(537)	(2)	—	—	—	—
Effect of state income taxes	762	3	298	4	195	10
Other items – net	295	1	167	2	(79)	(4)

Total	$8,079	36	$3,780	49	$763	40

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	December 31,	December 31,
	2005	2004
Deferred tax assets:
Deferred compensation	$1,652	$1,527
Foreign tax credits	4,617	3,246
Valuation allowance – tax credit carryforwards	(2,142)	(2,142)
Vacation accrual	1,419	1,397
Inventory valuation	3,549	3,733
Workman’s compensation reserve	190	367
Allowance for uncollectible accounts	2,297	282
Alternative minimum tax credit	343	—
Hurricane relief credit	814	—
Other	1,321	157
Net operating loss	23,282	28,913

Total deferred tax assets	37,342	37,480

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(68,167)	(61,890)

Total deferred tax liabilities	(68,167)	(61,890)

Net deferred tax liabilities	$(30,825)	$(24,410)

A valuation allowance was recorded against certain foreign tax credits paid in 2004 and prior as management believes it is more likely than not that the deferred tax asset related to certain foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. Due to recent changes in the tax laws extending the credit carryforward period, management believes that a valuation allowance is not necessary for foreign tax credits generated in 2005. A tax credit of $0.8 million was realized in 2005 as a result of Hurricanes Katrina and Rita Legislation. At December 31, 2005 and 2004, other current assets include $8.1 million and $5.4 million, respectively, of deferred tax assets.

The Company has net operating loss carryforwards (“NOLs”), of approximately $61.0 million that, if not used will expire beginning in 2022 through 2024. Additionally, for state income tax purposes, the Company has NOLs of approximately $51.0 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2012 through 2024, the majority of which expires in 2017 and through 2019. Most of these NOLs arose from accelerated tax depreciation deductions related to substantial aircraft additions since 2002.

Income taxes paid were approximately $0.1 million, $0.7 million, and $1.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively. The Company received net income tax refunds of approximately $0.8 million, $0.5 million and $2.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

(5)	EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee’s salary deferral contribution, not to exceed 3% of the employee’s compensation. The Company contributions were $5.4 million for the year ended December 31, 2005, $4.8 million for the year ended December 31, 2004 and $4.3 million for the year ended December 31, 2003.

The Company maintains a Supplemental Executive Retirement Plan (“SERP”). The nonqualified and unfunded plan provides certain senior management with supplemental retirement and death benefits at age 65. The SERP plan provides supplemental retirement benefits that are based on each participant’s salary at the time of entrance into the plan. The benefit is one-third of each participant’s annual salary of $200,000 or less, plus one-half of each participant’s annual salary that is in excess of $200,000, if applicable. The plan does not provide for automatic benefit increases. During 2000, the Company’s board of directors amended the plan to provide for partial vesting. The Company recorded the following plan costs for the years ended December 31, 2005, 2004, and 2003.

	Years Ended December 31,
	2005	2004	2003
	(Thousands of dollars)
Service cost	$259	$302	$369
Interest cost	124	111	95
Recognized actuarial (gain) loss	53	(30)	(36)

Net periodic plan cost	436	383	428

The benefit obligation, funded status, and assumptions of the plan on December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,148	$2,609
Service cost	259	302
Interest cost	124	111
Actuarial loss	13	247
Benefits paid	(131)	(121)

Benefit obligation at the end of the year	3,413	3,148

	December 31,
	2005	2004
	(Thousands of dollars)
Reconciliation of funded status
Unfunded status	(3,413)	(3,148)
Unrecognized actuarial gains	(123)	(82)

Total liability included in other long term liabilities on the consolidated balance sheet	$(3,536)	$(3,230)

Weighted average assumptions
Discount rate	4.0%	3.8%
Employee turnover/early retirement rate	—	—
The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts on the lives of certain participants in anticipation of using the life insurance’s cash values and death benefits to help fulfill the obligations of the plan. The Company, as owner of such policies, may sell or redeem the contracts at any time without any obligation to the plan participants. The Company recorded expenses of approximately $0.5 million for each of the years 2005 and 2004 related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.9 million at December 31, 2005 and $0.7 million at December 31, 2004.

The Board of Directors has resolved to terminate the SERP, subject to any vested participant rights, and has offered participants a substitute benefit in the Officer Deferred Compensation Plan based on a calculated present value participant’s interest in the SERP. In January 2006, the participants agreed to such substitute benefits and as a result approximately $2.2 million of the SERP liability will be transferred to the Deferred Compensation Liability in 2006.

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $0.9 million and $0.1 million, respectively, for the years December 31, 2005 and 2004.

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

During the year ended December 31, 2001, the Company granted 20,000 non-voting restricted shares and 150,000 non-voting stock options under the 1995 Plan. The non-voting restricted shares had a fair value of $11.06 on the date of issue and became unrestricted during 2001. The non-voting stock options are 100% vested and expire on September 1, 2010. Such options were exercised in 2005. The Company has not issued any shares, options or rights under the 1995 Plan since 2001.

At December 31, 2005, there were 116,250 voting shares and 190,126 non-voting shares available for issuance under the 1995 Plan. The Company recorded compensation expense related to the 1995 Plan of $0.2 million for December 31, 2005, $0.1 million for December 31, 2004 and $0.4 million for the year ended December 31, 2003. There was no unearned stock compensation expense at December 31, 2005 and 2004.

The following table summarizes employee and director stock option activities for the years ended December 31, 2005, 2004, and 2003. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

	1995
	Plan
	Options		Weighted
	Non-		Average
	Voting	Totals	Exercise Price
Balance outstanding at December 31, 2002	244,623	244,623	11.58
Options settled for cash	(21,250)	(21,250)	11.75
Options exercised	(5,670)	(5,670)	9.06

Balance outstanding at December 31, 2003	217,703	217,703	11.63
Options settled for cash	(10,750)	(10,750)	12.75

Balance outstanding at December 31, 2004	206,953	206,953	11.57
Options exercised	(150,000)	(150,000)	11.06
Options settled for cash	(10,203)	(10,203)	8.50

Balance outstanding at December 31, 2005	46,750	46,750	13.87

Shares exercisable at
December 31, 2005	46,750	46,750	13.87

December 31, 2004	206,953	206,953	11.57

December 31, 2003	217,703	217,703	11.63

The following table summarizes information about stock options outstanding as of December 31, 2005. All of the outstanding stock options are exercisable.

Options Outstanding and Exercisable
	Remaining
Number	Contractual		Exercise
Outstanding	Life (Years)		Price
31,750	3.5		$12.75
15,000	2.8		16.25
46,750	3.3	(1)	13.87

(1)	Weighted Average
Incentive Compensation

During 2002, the Company implemented an incentive plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax, net of incentive compensation. During 2004, the Company implemented an Executive/Senior Management plan for certain corporate and business unit management employees. For 2005, the Company recorded $2.3 million of incentive compensation expense related to the above plans. The Company did not record incentive compensation expense for the years ended December 31, 2004 and 2003, as certain requirements under the incentive plans established were not met.

(6)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004
	(Thousands of dollars)
Goodwill acquired	$2,747	$1,878
Security deposits on aircraft	4,576	4,250
Deferred financing cost	3,520	3,892
Other	2,513	2,507

Total	$13,266	$12,527

During 2005 and 2004, the Company placed security deposits on aircraft to be leased or purchased. Upon delivery of the aircraft, the deposits will be applied to the lease or purchase.

(7)	FINANCIAL INSTRUMENTS

Fair Value – The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2005 and December 2004. The table excludes cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and term notes payable, all of which had fair values approximating carrying amounts.

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Long-term debt	$200,000	$210,500	$200,000	$216,000
At December 31, 2005 and 2004, the fair value of long-term debt is based on quoted market indications.

(8)	COMMITMENTS AND CONTINGENCIES

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Thousands of dollars)
Aircraft	$5,817	$748	$1,094
Other	5,167	3,906	3,033

Total	$10,984	$4,654	$4,127

The Company began leasing a principal operating facility at Lafayette, Louisiana for twenty years, effective September 2001. The lease expires in 2021 and has three five-year renewal options.

The following table presents the remaining aggregate lease commitments under operating lease having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2006	$10,300	$2,839	$13,139
2007	10,300	2,249	12,549
2008	10,300	1,858	12,158
2009	10,300	1,386	11,686
2010	10,902	1,132	12,034
Thereafter	57,008	10,102	67,110

	$109,110	$19,566	$128,676

The Company expects to finance the acquisition of new aircraft, discussed below, with existing cash, operating leases, the issuance of debt or equity securities or some combination thereof.

In 2005, we took delivery of three transport category aircraft, four medium and eight light aircraft for service in the Domestic Oil and Gas segment. We also took delivery of eleven light aircraft for service in the Air Medical segment. Subsequent to December 31, 2005, we took delivery of one transport category, one medium, and two light aircraft, all for service in Domestic Oil and Gas, and one light aircraft for service in the Air Medical segment. We executed operating leases for the transport category aircraft.

At December 31, 2005, we had an order for three additional transport category aircraft, one of which was delivered early January and an operating lease was executed for that aircraft. There are two aircraft remaining for delivery in 2006 at an approximate cost of $35.0 million, for which we intend to execute an operating lease for these aircraft also.

Additionally, at December 31, 2005, we had orders for 35 additional aircraft with a total cost of $176.8 million with scheduled delivery dates throughout 2006 and 2007. Of this total, four aircraft totaling $14.5 million were delivered subsequent to December 31, 2005, as mentioned above.

Environmental Matters – We have an aggregate estimated liability of $0.2 million as of December 31, 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.

During 2004, LDEQ advised the us that groundwater contaminants impacting monitor wells at the PHI Lafayette Heliport were originating from an off-site location and that we would no longer be required to perform further monitoring at the site. Subsequently, based upon site investigation work performed by the Lafayette Airport Commission, the source of the contamination was identified as residing at another location, for which PHI is not responsible. The Lafayette Airport Commission has begun remediation of the PHI Lafayette Heliport.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

As previously reported, on June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and are in the process of providing documents and other information as required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this early stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition or results of operations.

Purchase Commitments – At December 31, 2005, there were no purchase commitments other than those described above with respect to aircraft which the Company expects to fund with existing cash, issue debt and/or equity securities, execute an operating lease, or some combination thereof.

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

The Domestic Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment provides helicopters in various foreign countries to oil and gas customers. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers and, through September 30, 2004, for a now expired contract with one customer.

The Company’s largest customer, who is a customer in the Domestic Oil and Gas segment, accounted for 14% ($50.5 million), 13% ($37.8 million), and 15% ($40.4 million) of operating revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2005, 2004, and 2003. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, and corporate selling, general, and administrative costs to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investments, other assets, and certain property, plant, and equipment.

	Year Ended
	December 31,
	2005	2004	2003
	(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$219,644	$180,102	$183,849
Air Medical	112,123	77,476	46,674
International	28,192	24,342	21,247
Technical Services	3,651	9,388	17,622

Total operating revenues	363,610	291,308	269,392

Segment direct expense
Domestic Oil and Gas	173,177	151,107	163,328
Air Medical	104,465	67,664	32,782
International	19,099	18,668	21,093
Technical Services	2,522	7,935	13,026

Total direct expense	299,263	245,374	230,229

Segment selling, general and administrative expense
Domestic Oil and Gas	1,003	1,499	1,494
Air Medical	6,503	6,525	4,480
International	214	49	214
Technical Services	7	12	12

Total selling, general and administrative expense	7,727	8,085	6,200

Total direct and selling, general and administrative expense	306,990	253,459	236,429

Net segment profit
Domestic Oil and Gas	45,464	27,496	19,027
Air Medical	1,155	3,287	9,412
International	8,879	5,625	(60)
Technical Services	1,122	1,441	4,584

Total	56,620	37,849	32,963

Other, net (1)	3,230	2,961	2,674
Unallocated selling, general and administrative costs	(17,169)	(12,949)	(13,783)
Interest expense	(20,448)	(20,109)	(19,952)

Earnings before income taxes	$22,233	$7,752	$1,902

(1)	Including gains on disposition of property and equipment and other income.

	Year Ended
	December 31,
	2005	2004	2003
	(Thousands of dollars)
Expenditures for long lived Assets
Domestic Oil and Gas	$55,876	$7,614	$20,086
Air Medical	39,361	18,071	12,881
International	284	198	276
Corporate	644	8,038	3,620

Total	$96,165	$33,921	$36,863

	Year Ended
	December 31,
	2005	2004	2003
	(Thousands of dollars)
Depreciation and Amortization
Domestic Oil and Gas	$15,829	$18,342	$19,042
Air Medical	6,023	4,992	2,031
International	1,236	1,587	1,928
Technical Services	—	42	127
Corporate	4,045	2,880	2,081

Total	$27,133	$27,843	$25,209

Assets
Domestic Oil and Gas	$247,657	$227,929	$253,064
Air Medical	137,911	89,722	49,672
International	13,560	12,289	14,733
Technical Services	—	—	12,176
Corporate	150,081	64,233	47,809

Total	$549,209	$394,173	$377,454

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(Thousands of dollars)
Operating revenues:
United States	$335,418	$266,966	$248,145
International	28,192	24,342	21,247

Total	$363,610	$291,308	$269,392

Long-Lived Assets:
United States	$303,924	$246,819	$248,211
International	7,754	6,422	10,315

Total	$311,678	$253,241	$258,526

(10)	EFFECTS OF HURRICANES

During 2005 two significant hurricanes affected our operations. Hurricane Katrina made landfall in southeastern Louisiana on August 29, 2005 and caused substantial flooding at our base at Boothville, Louisiana which we expect to be returned to service in late 2006. Other bases incurred some damage, most of which has been repaired. Flight hours were adversely affected initially as aircraft were evacuated and parked until the storm passed. When flights resumed, we experienced an increase in flight hours as customers began assessing damage and making repairs to facilities in the Gulf of Mexico. Additionally, the Air Medical segment experienced higher than normal flight activity while assisting with the evacuation of New Orleans following the hurricane.

On September 24, 2005, Hurricane Rita made landfall in southwestern Louisiana destroying our base in Cameron, and causing flooding and wind damage at other bases. Initially, flight hours were also adversely affected by this storm, but once flights resumed, they returned to pre-Katrina activity levels. The Air Medical segment also experienced additional flight activity both before and after Hurricane Rita related to the evacuation of certain areas of Texas.

Operations at bases that are currently out of service have been relocated to other bases that were unaffected or did not sustain significant damage. All employees were accounted for and there were no injuries reported. All aircraft were evacuated prior to both storms, and as a result there was no damage to aircraft. Through December 31, 2005 we recognized a loss from the hurricanes of approximately $5.6 million consisting of the write-off of inventory and other tangible assets of $2.5 million and incremental repair and relocation costs of $3.1 million. Such losses were offset completely by estimated insurance recoveries of which $2.7 million remains in accounts receivable, other at December 31, 2005. We anticipate incurring additional repair costs of approximately $2.9 million in 2006 to restore damaged facilities and we expect that substantially all of such costs will be covered by insurance.

If the estimates of our damages and insurance recoveries prove to be reasonably accurate, we do not believe that we will record any net loss related to hurricane damages for financial reporting purposes. Such estimates could, of course, change as better repair estimates become available. We would expect to have an unreimbursed cash outlay of approximately $1.0 million due to the difference in the insurance reimbursement for certain assets that had been in service for a number of years and were a total loss, compared to the replacement cost we will incur for those assets.

(11)	SEVERANCE LIABILITY

During the year ended December 31, 2003, the Company recorded costs of approximately $1.9 million related to a plan of termination and early retirement covering approximately 60 employees. At December 31, 2003, the Company had an outstanding severance liability of $1.3 million for certain of these employees who had already terminated employment, or were scheduled to terminate employment and who had elected payment of the severance benefits at a later date. This amount was substantially all paid in 2004.

(12)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations for the years ended December 31, 2005 and December 31, 2004 (in thousands of dollars, except per share data) are as follows:

		Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Thousands of dollars, except per share data)
Operating revenues	$74,239	$86,783	$100,018	$102,570
Gross profit	10,203	13,887	19,834	20,422
Net earnings	359	1,961	5,460	6,374
Net earnings per share
Basic	0.07	0.32	0.53	0.62
Diluted	0.07	0.31	0.53	0.62

		Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
	(Thousands of dollars, except per share data)
Operating revenues	$66,973	$70,186	$77,733	$76,416
Gross profit	9,688	12,138	13,928	10,180
Net earnings (loss)	3	1,113	2,659	197
Net earnings per share
Basic	—	0.21	0.49	0.04
Diluted	—	0.20	0.48	0.04
(13)	CONDENSED FINANCIAL INFORMATION – GUARANTOR ENTITIES

On April 23, 2002, the Company issued notes of $200 million that are fully and unconditionally guaranteed on a senior basis, jointly and severally, by all of the Company’s existing 100% owned operating subsidiaries (“Guarantor Subsidiaries”).

The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$69,102	$459	$—	$69,561
Accounts receivable – net of allowance	81,881	14,236	—	96,117
Inventory	48,123	—	—	48,123
Other current assets	9,978	64	—	10,042
Refundable income taxes	(61)	483	—	422

Total current assets	209,023	15,242	—	224,265

Investment in subsidiaries	38,700	—	(38,700)	—
Intercompany receivable	—	39,867	(39,867)	—
Other assets	13,253	13	—	13,266
Property and equipment, net	303,421	8,257	—	311,678

Total assets	$564,397	$63,379	$(78,567)	$549,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,322	$10,605	$—	$56,927
Intercompany payable	39,867	—	(39,867)	—
Accrued vacation payable	3,522	289	—	3,811
Notes payable	1,000	—	—	1,000

Total current liabilities	90,711	10,894	(39,867	61,738

Long-term debt	203,300	—	—	203,300
Deferred income taxes and other long-term liabilities	31,335	13,785	—	45,120
Shareholders’ Equity
Paid-in capital	130,558	4,402	(4,402)	130,558
Retained earnings	108,493	34,298	(34,298)	108,493

Total shareholders’ equity	239,051	38,700	(38,700)	239,051

Total liabilities and shareholders’ equity	$564,397	$63,379	$(78,567)	$549,209

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$17,701	$307	$—	$18,008
Accounts receivable – net of allowance	51,868	7,508	—	59,376
Inventory	39,225	—	—	39,225
Other current assets	10,632	63	—	10,695
Refundable income taxes	916	185	—	1,101

Total current assets	120,342	8,063	—	128,405

Investment in subsidiaries	29,779	—	(29,779)	—
Intercompany receivable	—	30,376	(30,376)	—
Other assets	12,505	22	—	12,527
Property and equipment, net	247,797	5,444	—	253,241

Total assets	$410,423	$43,905	$(60,155)	$394,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,796	$4,118	$—	$33,914
Intercompany payable	30,376	—	(30,376)	—
Accrued vacation payable	3,519	256	—	3,775
Notes payable	2,000	—	—	2,000

Total current liabilities	65,691	4,374	(30,376)	39,689

Long-term debt	208,275	—	—	208,275
Deferred income taxes and other long-term liabilities	26,482	9,752	—	36,234
Shareholders’ Equity
Paid-in capital	15,636	4,402	(4,402)	15,636
Retained earnings	94,339	25,377	(25,377)	94,339

Total shareholders’ equity	109,975	29,779	(29,779)	109,975

Total liabilities and shareholders’ equity	$410,423	$43,905	$(60,155)	$394,173

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$310,868	$52,742	$—	$363,610
Management fees	1,485	—	(1,485)	—
Gain on dispositions of property and equipment, net	1,173	—	—	1,173
Other	1,988	69	—	2,057

	315,514	52,811	(1,485)	366,840

Expenses:
Direct expenses	263,861	35,402	—	299,263
Management fees	—	1,485	(1,485)	—
Selling, general, and administrative	22,110	2,786	—	24,896
Equity in net income of consolidated subsidiaries	(8,921)	—	8,921	—
Interest expense	20,448	—	—	20,448

	297,498	39,673	7,436	344,607

Earnings before income taxes	18,016	13,138	(8,921)	22,233
Income taxes	3,862	4,217	—	8,079

Net earnings	$14,154	$8,921	$(8,921)	$14,154

	For the year ended December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$244,230	$47,078	$—	$291,308
Management fees	4,943	—	(4,943)	—
Gain on dispositions of property and equipment, net	2,575	(6)	—	2,569
Other	373	19	—	392

	252,121	47,091	(4,943)	294,269

Expenses:
Direct expenses	217,072	28,302	—	245,374
Management fees	—	4,943	(4,943)	—
Selling, general, and administrative	17,354	3,680	—	21,034
Equity in net income of consolidated subsidiaries	(7,398)	—	7,398	—
Interest expense	20,109	—	—	20,109

	247,137	36,925	2,455	286,517

Earnings before income taxes	4,984	10,166	(7,398)	7,752
Income taxes	1,012	2,768	—	3,780

Net earnings	$3,972	$7,398	$(7,398)	$3,972

PHI, INC. AND SUBSIDIARIES
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$27,864	$156	$—	$28,020

Cash flows from investing activities:
Purchase of property and equipment	(96,161)	(4)		(96,165)
Proceeds from asset dispositions	10,751	—	—	10,751

Net cash used in investing activities	(85,410)	(4)	—	(85,414)

Cash flows from financing activities:
Proceeds from (payment of) long-term debt, net	(5,975)	—	—	(5,975)
Proceeds from exercise of stock options	1,025	—	—	1,025
Proceeds from stock issuance, net	113,897	—	—	113,897

Net cash provided by financing activities	108,947	—	—	108,947

Increase in cash and cash equivalents	51,401	152	—	51,553
Cash and cash equivalents, beginning of period	17,701	307	—	18,008

Cash and cash equivalents, end of period	$69,102	$459	$—	$69,561

	For the year ended December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,644	$261	$—	$10,905

Cash flows from investing activities:
Acquisition of additional operating locations	(1,518)	—	—	(1,518)
Purchase of property and equipment	(33,916)	(5)		(33,921)
Proceeds from asset dispositions	14,395	—	—	14,395

Net cash used in investing activities	(21,039)	(5)	—	(21,044)

Cash flows from financing activities:
Proceeds from long-term debt, net	8,275	—	—	8,275
Proceeds from exercise of stock options	—	—	—
Other	—	—	—

Net cash provided by financing activities	8,275	—	—	8,275

Increase (decrease) in cash and cash equivalents	(2,120)	256	—	(1,864)
Cash and cash equivalents, beginning of period	19,821	51	—	19,872

Cash and cash equivalents, end of period	$17,701	$307	$—	$18,008

PHI, INC. AND SUBSIDIARIES
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
Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that the information required to be included in reports we file or submit to the SEC under the Exchange Act is recorded, processed, and summarized to timely alert them to material information relating to us, including our consolidated subsidiaries.
Since the last quarter, there have not been any significant changes in our internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2005, our internal control over financial reporting is effective under those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A), that PHI, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 9, 2006

ITEM 9.B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be included in our definitive information statement in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information required by this item will be included in our definitive information statement in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by this item will be included in our definitive information statement in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in our definitive information statement in connection with our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
		Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets – December 31, 2005 and December 31, 2004.
		Consolidated Statements of Operations for the years ended December 31, 2005, December 31, 2004, and December 31, 2003.
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, December 31, 2004, and December 31, 2003.
		Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31 2004, and December 31, 2003.
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
		Schedule II – Valuation and Qualifying accounts for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.
3.	Exhibits
3	Articles of Incorporation and By-laws

3.1	(i)	Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended October 31, 1994).

	(ii)	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed January 3, 2006)

	(iii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).
4	Instruments defining the rights of security holders, including indentures.

4.1	Indenture dated April 23, 2002 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

4.2	Form of 9 3/8% Series B Senior Note due 2009 (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08) – THIS FORM OF SENIOR NOTE IS AN EXHIBIT TO THE INDENTURE WHICH IS FILED AS EXHIBIT 4.1 TO THIS REGISTRATION STATEMENT ON FORM S-4, AND PROBABLY DOESN’T NEED TO BE SEPARATELY INCORPORATED BY REFERENCE.

4.3	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.4	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.5	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.5 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.6	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.6 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

10	Material Contracts

10.2	The PHI, Inc. 401 (k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI’s Report on Form 10-K dated April 30, 1990).

10.3	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No. 10.12 to PHI’s Report on Form 10-K dated April 30, 1996).

10.4	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI’s Report on Form 10-K dated April 30, 1996).

10.5	Supplemental Executive Retirement Plan adopted by PHI’s Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI’s Report on Form 10-Q dated September 30, 2000).

10.6	Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001 (incorporated by reference to Exhibit 10.25 to PHI’s Report on Form 10-Q dated June 30, 2001).

10.7	Officer Deferred Compensation Plan adopted by PHI’s Board effective January 1, 2001 (incorporated by reference to Exhibit 10.21 to PHI’s Report on Form 10-K dated December 31, 2001).

10.8	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to Exhibit 10.24 to PHI’s Report on Form 10-Q dated June 30, 2001).

10.9	Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000 (incorporated by reference to Exhibit 10.22 to PHI’s Report on Form 10-K/A dated December 31, 2001).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

PHI, INC. AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions	of Year

Year ended December 31, 2005:
Allowance for doubtful accounts	$163	$—	$—	$163
Allowance for obsolescent inventory	6,988	(70)	650	6,268

Year ended December 31, 2004:
Allowance for doubtful accounts	$120	$43	$—	$163
Allowance for obsolescent inventory	5,536	2,400	948	6,988

Year ended December 31, 2003:
Allowance for doubtful accounts	$158	$—	$38	$120
Allowance for obsolescent inventory	4,822	731	17	5,536

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHI,	INC.

By:	/s/ Michael J. McCann

Michael J. McCann
Chief Financial Officer
(Principal Financial and
Accounting Officer)
Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Al A. Gonsoulin	Chairman of the Board	March 10, 2006
	Al A. Gonsoulin	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/	Lance F. Bospflug	Director	March 10, 2006

Lance F. Bospflug

/s/	Arthur J. Breault, Jr.	Director	March 10, 2006

Arthur J. Breault, Jr.

/s/	Thomas H. Murphy	Director	March 10, 2006

Thomas H. Murphy

/s/	Richard H. Matzke	Director	March 10, 2006

Richard H. Matzke

/s/	C. Russell Luigs	Director	March 10, 2006

C. Russell Luigs

/s/	Michael J. McCann	Chief Financial Officer	March 10, 2006
	Michael J. McCann	(Principal Financial and
Accounting Officer)

Exhibit Index
3.	Exhibits
3	Articles of Incorporation and By-laws

3.1	(i)	Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended October 31, 1994).

	(ii)	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed January 3, 2006)

	(iii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).
4	Instruments defining the rights of security holders, including indentures.

4.1	Indenture dated April 23, 2002 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08).

4.2	Form of 9 3/8% Series B Senior Note due 2009 (incorporated by reference to Exhibit 4.1 to PHI’s Registration Statement on Form S-4, filed on April 30, 2002, File Nos. 333-87288 through 333-87288-08) — THIS FORM OF SENIOR NOTE IS AN EXHIBIT TO THE INDENTURE WHICH IS FILED AS EXHIBIT 4.1 TO THIS REGISTRATION STATEMENT ON FORM S-4, AND PROBABLY DOESN’T NEED TO BE SEPARATELY INCORPORATED BY REFERENCE.

4.3	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.4	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.5	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.5 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.6	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.6 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

10	Material Contracts

10.2	The PHI, Inc. 401 (k) Retirement Plan effective July 1, 1989 (incorporated by reference to Exhibit No. 10.4 to PHI’s Report on Form 10-K dated April 30, 1990).

10.3	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit No. 10.12 to PHI’s Report on Form 10-K dated April 30, 1996).

10.4	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit No. 10.13 to PHI’s Report on Form 10-K dated April 30, 1996).

10.5	Supplemental Executive Retirement Plan adopted by PHI’s Board effective September 14, 2000 (incorporated by reference to Exhibit 10.23 to PHI’s Report on Form 10-Q dated September 30, 2000).

10.6	Amendment to the Supplemental Executive Retirement Plan dated May 24, 2001 (incorporated by reference to Exhibit 10.25 to PHI’s Report on Form 10-Q dated June 30, 2001).

10.7	Officer Deferred Compensation Plan adopted by PHI’s Board effective January 1, 2001 (incorporated by reference to Exhibit 10.21 to PHI’s Report on Form 10-K dated December 31, 2001).

10.8	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to Exhibit 10.24 to PHI’s Report on Form 10-Q dated June 30, 2001).

10.9	Employment letter agreement between PHI and Lance F. Bospflug dated August 24, 2000 (incorporated by reference to Exhibit 10.22 to PHI’s Report on Form 10-K/A dated December 31, 2001).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.