Form 10-Q
period 2006-03-31
PHI INC
filed 2006-05-05
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006
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
Registrant’s telephone number, including area code: (337) 235-2452
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer: ☑	Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,415,492 shares

PHI, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$95,727	$69,561
Accounts receivable — net of allowance:
Trade	81,440	89,351
Other	4,012	6,766
Inventory, net	51,299	48,123
Other current assets	10,169	10,042
Refundable income taxes	404	422

Total current assets	243,051	224,265

Property and equipment, net	293,339	311,678
Other	13,234	13,266

Total Assets	$549,624	$549,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,199	$40,506
Accrued liabilities	10,048	10,807
Accrued vacation payable	3,713	3,811
Accrued interest payable	7,834	3,175
Accrued wages and salaries	4,761	2,439
Notes payable	—	1,000

Total current liabilities	58,555	61,738

Long-term debt	203,500	203,300
Deferred income taxes	40,080	38,906
Other long-term liabilities	6,213	6,214
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock — par value of $0.10; authorized shares of 12,500,000	742	742
Additional paid-in capital	129,531	129,531
Retained earnings	110,718	108,493

Total shareholders’ equity	241,276	239,051

Total liabilities and shareholders’ equity	$549,624	$549,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2006	2005
Operating revenues	$101,372	$74,239
Gain on disposition of property and equipment, net	230	646
Other	919	96

	102,521	74,981

Expenses:
Direct expenses	87,055	64,036
Selling, general and administrative expenses	6,685	5,229
Interest expense	5,073	5,117

	98,813	74,382

Earnings before income taxes	3,708	599
Income taxes	1,483	240

Net earnings	$2,225	$359

Weighted average common shares outstanding:
Basic	10,422	5,383
Diluted	10,439	5,467

Net earnings per common share
Basic	$0.21	$0.07
Diluted	$0.21	$0.07
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,225	$359
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,192	7,066
Deferred income taxes	1,174	(41)
Gain on disposition of property & equipment, net	(230)	(646)
Other	249	342
Changes in operating assets and liabilities	2,695	(2,372)

Net cash provided by operating activities	13,305	4,708

Cash flows from investing activities:
Purchase of property and equipment	(14,365)	(6,298)
Proceeds from asset dispositions	1,957	1,824
Proceeds from sale-leaseback transactions	25,069	—

Net cash provided by (used) in investing activities	12,661	(4,474)

Cash flows from financing activities:
Proceeds from line of credit, net	200	2,000

Net cash provided by financing activities	200	2,000

Increase in cash and cash equivalents	26,166	2,234
Cash and cash equivalents, beginning of period	69,561	18,008

Cash and cash equivalents, end of period	$95,727	$20,242

Supplemental Disclosures Cash Flow Information
Interest paid	$158	$188

Taxes paid, net	$18	$650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s financial results, particularly as they relate to the Company’s Domestic Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
2. Segment Information
We have four operating segments: Domestic Oil and Gas, Air Medical, International and Technical Services.
Domestic Oil and Gas segment. We transport personnel and, to a lesser extent, parts and equipment to, from and among offshore platforms, drilling rigs and other offshore facilities in the Gulf of Mexico. We currently operate 155 aircraft in this segment. In 2005, the Domestic Oil and Gas segment represented 60% of our total operating revenues.
Air Medical segment. We provide air medical transportation services for hospitals and emergency service agencies. We currently operate in 12 states with 66 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. Our helicopters transport patients between hospitals as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. In 2005, approximately 31% of our total operating revenues were generated by our air medical operations.
International segment. We currently provide helicopter services to a major oil company operating in Angola and the Democratic Republic of Congo, and to the National Science Foundation in Antarctica. We generally do not enter international markets without having customer contracts in place for the region, and are selective in our international customers. We have a total of 16 helicopters currently operating internationally, with 12 of those dedicated to oil and gas operations. In 2005, our international operations contributed approximately 8% of our total operating revenues.
Technical Services segment. We perform maintenance and repair services at our Lafayette, Louisiana facility pursuant to a Federal Aviation Administration repair station license, primarily for our own fleet, but also for existing customers that own their aircraft. The license includes authority to repair airframes, engines, avionics, accessories, radios and instruments and to perform specialized services. Approximately 1% of our total operating revenues in 2005 were generated by our technical services operations.
Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that the Company does not allocate to the operating segments.
Summarized financial information concerning the Company’s reportable operating segments for the quarter ended March 31, 2006 and 2005 is as follows:

	Quarter Ended
	March 31,
	2006	2005
	(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$61,940	$44,867
Air Medical	30,711	20,784
International	7,648	7,018
Technical Services	1,073	1,570

Total operating revenues	101,372	74,239

Segment direct expense
Domestic Oil and Gas	50,100	36,850
Air Medical	31,619	21,324
International	4,446	4,660
Technical Services	890	1,202

Total direct expense	87,055	64,036

Segment selling, general and administrative expense
Domestic Oil and Gas	349	246
Air Medical	1,838	1,366
International	44	44
Technical Services	1	3

Total selling, general and administrative expense	2,232	1,659

Total direct and selling, general and administrative expense	89,287	65,695

Net segment profit
Domestic Oil and Gas	11,491	7,771
Air Medical	(2,746)	(1,906)
International	3,158	2,314
Technical Services	182	365

Total	12,085	8,544

Other, net (1)	1,149	742
Unallocated selling, general and administrative costs	(4,453)	(3,570)
Interest expense	(5,073)	(5,117)

Earnings before income taxes	$3,708	$599

(1)	Including gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters – We have an aggregate estimated liability of $0.2 million as of March 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
Legal Matters – We have been named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and have provided all documents and other information as required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this early stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition or results of operations.
Long-term Debt – On April 12, 2006, we issued $200 million of 7 1/8% Senior Unsubordinated Notes that mature in 2013. These Notes were offered and sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. We expect to file a registration statement for an offer to exchange these notes for registered debt securities with identical terms on a date not later than 90 days from the issue date. Net proceeds of $196 million were used to repurchase $184.8 million of our 9 3/8% Senior Notes pursuant to a tender offer that also closed on April 12, 2006. Our total cost to repurchase those notes was $201.6 million, including the tender offer premium and accrued interest. We have called for redemption on May 1, 2006, the remaining $15.2 million of 9 3/8% notes outstanding, at a redemption price of 104.688% of their face amount plus accrued and unpaid interest. Interest on the 7 1/8% notes is payable semi-annually on April 15 and October 15, and those notes mature April 15, 2013. The estimated annual interest cost of the new notes is $14.3 million, excluding amortization of issuance costs. As a result of the early redemption of the 9 3/8% Senior Notes, we will record a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million underwriting fees.
The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets.
Our balance sheet at March 31, 2006, reflects the 9 3/8% Series B Senior Notes that were repurchased shortly after the end of the quarter and replaced with new financing. We were in compliance with the covenants applicable to these notes as of March 31, 2006.
We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on July 31, 2007. As of March 31, 2006, we had $3.5 million in borrowings and $4.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2006, we were in compliance with these covenants.
Operating Leases – We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and, certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these aircraft, and some leases contain renewal and purchase options.
At March 31, 2006, we had approximately $157.3 million in aggregate commitments under operating leases of which approximately $12.7 million is payable through December 31, 2006, and a total of $14.0 million is payable over the twelve month period ending March 31, 2007. Of the total lease commitments, $137.3 million represents commitments for aircraft, including a sale-leaseback transaction completed in the first quarter for three aircraft that had recently been acquired, and facility lease commitments of $20.0 million, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments – At March 31, 2006, we had purchase commitments totaling $194.7 million for aircraft which we expect to fund with cash from the equity offerings completed June 2005 and April 2006.
4. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million at March 31, 2006 and December 31, 2005.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $6.2 million and $6.3 million at March 31, 2006 and December 31, 2005, respectively.
5. Employee Incentive Compensation
In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we accrued estimated incentive compensation expense of $0.3 million for the quarter ended March 31, 2006. For 2005, we recorded $2.3 million of incentive compensation expense related to the plans.

6. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), ‘Share Based Payment’. SFAS No. 123 (R) supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method of and, as such, generally recognized no compensation expense for employee stock options. We have adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method. Under the modified-prospective method, the prior periods’ financial statements are not restated. As no employee stock options were granted in the current period, the adoption of SFAS No. 123 (R) had no impact on our results of operations for the quarter ended March 31, 2006. The impact on future periods will be dependent on levels of share based payments granted in the future.
SFAS No. 143, Accounting for Asset Retirement Obligations requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operations of those assets. These liabilities are required to be recorded at fair value in the period in which they are incurred with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The Statement was effective for PHI on January 1, 2003. In 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47) to further clarify that such asset retirement obligations should be recognized for conditional obligations in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective at December 31, 2005. We evaluated our leased and owned properties for potential asset retirement obligations under SFAS No. 143, as amended and interpreted by FIN 47. Based on this review, we identified obligations primarily related to the removal of fuel storage tanks upon the abandonment or disposal of facilities. The operation of fuel storage tanks is monitored on an ongoing basis to prevent ground contamination and the cost of removing such tanks is not significant. Based on our evaluation of such obligations, such liabilities were deemed to be immaterial to the financial position, results of operations or cash flows.
In December 2004 FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. ABP Opinion No. 29, “Accounting for Nonmonetary Transactions” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was effective as of July 1, 2005, and did not have an impact on our financial reporting.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement is a replacement APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and it changes the requirements for the accounting for and reporting a change in accounting principle. The statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of the change in one or more prior periods presented. In that case the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather that being reported in an income statement. The new statement also requires the accounting principle to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement is effective for us as of January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.
7. Condensed Consolidating Financial Information
At March 31, 2006, our 9 3/8% Series B Senior Notes were fully and unconditionally guaranteed on a joint and several, senior basis, by all of our 100% owned operating subsidiaries (“Guarantor Subsidiaries”).
On April 12, 2006, we issued $200 million of 7 1/8% Senior Notes, the proceeds of which were used to retire the 9 3/8% notes.
On April 12, 2006, we retired $184.8 million of our 9 3/8% Series B Senior Notes, and we redeemed the remaining $15.2 million on May 1, 2006.
The 7 1/8 % Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis, by all of our Guarantor Subsidiaries.
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share. Proceeds from the offering were $142.0 million, net of underwriting fees. On May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the over-allotment were $19.1 million, also net of underwriting fees. Proceeds of the offering will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007.
The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	March 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$95,258	$469	$—	$95,727
Accounts receivable — net of allowance	71,723	13,729	—	85,452
Inventory	51,299	—	—	51,299
Other current assets	10,126	43	—	10,169
Refundable income taxes	274	130	—	404

Total current assets	228,680	14,371	—	243,051

Intercompany receivable	—	39,046	(39,046)	—
Other assets	13,225	9	—	13,234
Investment in subsidiaries and other	41,655	—	(41,655)	—
Property and equipment, net	285,262	8,077	—	293,339

Total Assets	$568,822	$61,503	$(80,701)	$549,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,683	$5,159	$—	$54,842
Intercompany payable	39,046	—	(39,046)	—
Accrued vacation payable	3,425	288	—	3,713

Total current liabilities	92,154	5,447	(39,046)	58,555

Long-term debt	203,500	—	—	203,500
Deferred income taxes and other long-term liabilities	31,892	14,401	—	46,293
Shareholders’ Equity:
Paid-in capital	130,558	4,402	(4,402)	130,558
Retained earnings	110,718	37,253	(37,253)	110,718

Total shareholders’ equity	241,276	41,655	(41,655)	241,276

Total Liabilities and Shareholders’ Equity	$568,822	$61,503	$(80,701)	$549,624

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$69,102	$459	$—	$69,561
Accounts receivable — net of allowance	81,881	14,236	—	96,117
Inventory	48,123	—	—	48,123
Other current assets	9,978	64	—	10,042
Refundable income taxes	(61)	483	—	422

Total current assets	209,023	15,242	—	224,265

Investment in subsidiaries	38,700	—	(38,700)	—
Intercompany receivable	—	39,867	(39,867)	—
Other assets	13,253	13	—	13,266
Property and equipment, net	303,421	8,257	—	311,678

Total assets	$564,397	$63,379	$(78,567)	$549,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,322	$10,605	$—	$56,927
Intercompany payable	39,867	—	(39,867)	—
Accrued vacation payable	3,522	289	—	3,811
Notes payable	1,000	—	—	1,000

Total current liabilities	90,711	10,894	(39,867)	61,738

Long-term debt	203,300	—	—	203,300
Deferred income taxes and other long-term liabilities	31,335	13,785	—	45,120
Shareholders’ Equity
Paid-in capital	130,558	4,402	(4,402)	130,558
Retained earnings	108,493	34,298	(34,298)	108,493

Total shareholders’ equity	239,051	38,700	(38,700)	239,051

Total liabilities and shareholders’ equity	$564,397	$63,379	$(78,567)	$549,209

PHI, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended March 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$87,377	$13,995	$—	$101,372
Management fees	507	—	(507)	—
Gain on dispositions of property and equipment, net	230	—	—	230
Other	917	2	—	919

	89,031	13,997	(507)	102,521

Expenses:
Direct expenses	77,880	9,175	—	87,055
Management fees	—	507	(507)	—
Selling, general, and administrative	5,973	712	—	6,685
Equity in net income of consolidated subsidiaries	(2,955)	—	2,955	—
Interest expense	5,073	—	—	5,073

	85,971	10,394	2,448	98,813

Earnings before income taxes	3,060	3,603	(2,955)	3,708
Income taxes	835	648	—	1,483

Net earnings	$2,225	$2,955	$(2,955)	$2,225

	For the quarter ended March 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$61,727	$12,512	$—	$74,239
Management fees	626	—	(626)	—
Gain on dispositions of property and equipment, net	646	—	—	646
Other	96	—	—	96

	63,095	12,512	(626)	74,981

Expenses:
Direct expenses	56,416	7,620	—	64,036
Management fees	—	626	(626)	—
Selling, general, and administrative	4,560	669	—	5,229
Equity in net income of consolidated subsidiaries	(2,546)	—	2,546	—
Interest expense	5,117	—	—	5,117

	63,547	8,915	1,920	74,382

Earnings before income taxes	(452)	3,597	(2,546)	599
Income taxes	(811)	1,051	—	240

Net earnings	$359	$2,546	$(2,546)	$359

PHI, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the quarter ended March 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$13,295	$10	$—	$13,305

Cash flows from investing activities:
Purchase of property and equipment	(14,365)	—	—	(14,365)
Proceeds from asset dispositions	1,957	—	—	1,957
Proceeds from sale-leaseback transactions	25,069	—	—	25,069

Net cash used in investing activities	12,661	—	—	12,661

Cash flows from financing activities:
Proceeds from line of credit, net	200	—	—	200

Net cash provided by financing activities	200	—	—	200

Increase in cash and cash equivalents	26,156	10	—	26,166
Cash and cash equivalents, beginning of period	69,102	459	—	69,561

Cash and cash equivalents, end of period	$95,258	$469	$—	$95,727

	For the quarter ended March 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,724	$(16)	$—	$4,708

Cash flows from investing activities:
Purchase of property and equipment	(6,297)	(1)	—	(6,298)
Proceeds from asset dispositions	1,824	—	—	1,824

Net cash used in investing activities	(4,473)	(1)	—	(4,474)

Cash flows from financing activities:
Proceeds from line of credit, net	2,000	—	—	2,000

Net cash provided by financing activities	2,000	—	—	2,000

Increase in cash and cash equivalents	2,251	(17)	—	2,234
Cash and cash equivalents, beginning of period	17,701	307	—	18,008

Cash and cash equivalents, end of period	$19,952	$290	$—	$20,242

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005 management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, adverse weather effects, including unanticipated costs associated with hurricanes Katrina and Rita or the adequacy of our insurance coverage of those costs, the availability and cost of capital required to acquire aircraft, environmental risks, the activities of our competitors, changes in government regulation, results of collective bargaining negotiations, union activities or labor strife, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, and the ability to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2005. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues increased in all segments, except for Technical Services, in the current quarter compared to the same quarter of 2005. The revenue increase was due to increased flight hours resulting from increased customer demand for aircraft, due primarily to increased exploration and production activity by our customers in the Gulf of Mexico. Additional demand was also caused by the effects of recent hurricanes, as customers experienced logistical challenges as they repaired facilities in the Gulf of Mexico. Although flight hours and revenue increased when comparing the first quarter 2006 to the first quarter 2005, operations are typically adversely affected by weather in the first quarter of the year.
Total flight hours were 37,444 for the first quarter 2006 compared to 30,808 for first quarter 2005. The number of aircraft in service at March 31, 2006 was 237 compared to 221 at March 31, 2005. Aircraft in service increased by a net of two in the Domestic Oil and Gas segment and 15 in the Air Medical segment, and decreased by one in the International segment. We sold or disposed of 12 aircraft since March 31, 2005, all of which were light aircraft previously deployed in the Domestic Oil & Gas segment.
Earnings before tax for the three months ended March 31, 2006, were $3.7 million compared to $0.6 million for the three months ended March 31, 2005. Earnings for March 31, 2005 included an insurance premium credit of $2.8 million related to favorable loss experience.

Our Air Medical segment experienced revenue growth for the quarter ended March 31, 2006 compared to the first quarter March 31, 2005 as a result of the expansion of locations. Since inception of the expansion initiative in late 2003, we have opened 37 operating locations, 15 of which were opened in 2005. Patient transport volumes continue to improve, but new locations typically take a number of months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. Although the comparison to the prior year quarter reflects increased revenue, operations were adversely affected by weather, and transport volume was flat compared to the fourth quarter 2005. Late in the first quarter, the transport volume increased as the weather improved. We expect further volume growth in 2006 and margin improvement due to reduced expansion activity in 2006.
Operating revenues for the first quarter 2006 were $101.3 million compared to $74.2 million for 2005, an increase of $27.1 million. Domestic Oil and Gas operating revenues increased $17.1 million due to an increase in flight hours driven by customer requirements for additional aircraft. Operating revenues in the Air Medical segment increased $9.9 million due to the additional operations established during 2005. In addition, the International segment had an increase of $0.6 million. Technical Services revenues decreased $0.5 million.
Direct operating expense was $87.1 million for the three months ended March 31, 2006 compared to $64.0 million for the same period ended March 31, 2005, an increase of $23.1 million. Direct expense increased $13.2 million in the Domestic Oil and Gas segment, and $10.3 million in the Air Medical segment, both due to increased operations. These increases were partially offset by decreases of $0.2 million in the International segment and $0.3 million in the Technical Services segment.
Selling, general and administrative expense was $6.7 million for the three months ended March 31, 2006, compared to $5.2 million for the three months ended March 31, 2005, an increase of $1.5 million. This increase was a result of increased legal and consulting costs incurred ($0.5 million) in responding to the Department of Justice antitrust investigation subpoena, increased employee costs ($0.2 million), increased consulting fees and base operating costs ($0.5 million) in the Air Medical segment due to the expansion, and other items ($0.3 million, net).
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share. Proceeds from the offering were $142.0 million, net of underwriting fees. On May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the over-allotment were $19.1 million, also net of underwriting fees. Proceeds of the offering will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007.
Additionally, on April 12, 2006, we issued $200 million of 7 1/8% Senior Notes due April 15, 2013. The offering of these Notes was made pursuant to Rule 144A and Regulation S of the Securities Act of 1933. We expect to file a registration statement for an offer to exchange these Notes for debt securities with identical terms on a date not later than 90 days from the issue date. Proceeds were $196 million net of underwriting fees. Proceeds were used to retire $184.8 million of the existing 9 3/8% Senior Notes tendered April 12, 2006, in accordance with the early tender offer, at a total cost of $201.6 million including an early call premium and accrued interest. We also redeemed the remaining $15.2 million of Senior Notes outstanding on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the early redemption of the 9 3/8% Senior Notes, we will record a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million underwriting fees.
As previously reported, on June 15, 2005 we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and have provided all documents and other information required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this early stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition or results of operations.
At March 31, 2006, we had orders for two additional transport category aircraft scheduled for delivery in 2006 at an approximate cost of $35.4 million. In addition, we had orders for 31 additional aircraft with a total cost of $159.3 million scheduled for delivery throughout 2006 and 2007. The aircraft on order are for service in the Domestic Oil and Gas segment and are based on customer commitments and our assessment of customer requirements.
Operating Statistics
The following tables present certain non-financial operational statistics for the quarter ended March 31, 2006 and 2005:

	Quarter Ended
	March 31,
	2006	2005
Flight hours:
Domestic Oil and Gas	26,092	22,306
Air Medical	7,155	4,630
International	4,197	3,872

Total	37,444	30,808

Air Medical Transports(1)	4,822	3,147

Aircraft operated at period end:
Domestic Oil and Gas	155	153
Air Medical	66	51
International	16	17

Total(2)	237	221

(1)	Represents individual patient transports for the period. Flight hours for these transports are included above.

(2)	Includes 12 and 18 aircraft as of March 31, 2006 and 2005, respectively that are customer owned.
Quarter Ended March 31, 2006 compared with Quarter Ended March 31, 2005
Combined Operations
Revenues — Operating revenues for the quarter ended March 31, 2006 were $101.3 million compared to $74.2 million for the quarter ended March 31, 2005, an increase of $27.1 million. This increase was due to an increase in our Domestic Oil and Gas, Air Medical and International segments, partially offset by a decrease in Technical Services.
Flight hours were 37,444 for quarter ended March 31, 2006, compared to 30,808 flight hours for the quarter ended March 31, 2005. All segments experienced an increase in flight hours for the quarter.
Other Income and Gains — Gain on equipment dispositions was $0.2 million for the quarter ended March 31, 2006, compared to $0.6 million for the quarter ended March 31, 2005. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.

Other income was $0.9 million for quarter ended March 31, 2006 compared to $0.1 million for quarter ended March 31, 2005, and primarily represents interest income on unspent proceeds from our recent stock offering.
Direct Expenses — Direct operating expense was $87.1 million for the quarter ended March 31, 2006, compared to $64.0 million for quarter ended March 31, 2005, an increase of $23.1 million. This increase was due to the additional activity in both the Domestic Oil and Gas and Air Medical segments, and is further discussed below in the Segment Discussion.
Selling, General, and Administrative Expenses — Selling, general and administrative expense was $6.7 million for the three months ended March 31, 2006, compared to $5.2 million for the three months ended March 31, 2005, an increase of $1.5 million. This increase was a result of increased legal and consulting costs ($0.5 million) incurred in responding to the Department of Justice antitrust investigation subpoena, increased employee costs ($0.2 million), increased consulting fees and base operating costs ($0.5 million) in the Air Medical segment due to the expansion, and other items, net, ($0.3 million).
Interest Expense — Interest expense was $5.1 million for the quarters ended March 31, 2006 and March 31, 2005.
Income Taxes — Income tax expense for the quarter ended March 31, 2006 was $1.5 million, an effective rate of 40%, compared to $0.2 million, for the quarter ended March 31, 2005.
Earnings — Our net income for the three months ended March 31, 2006 was $2.2 million compared to $0.4 million for the three months ended March 31, 2005. Earnings before tax for the first quarter of 2006 were $3.7 million compared to $0.6 million for the same period in 2005. Earnings per diluted share were $0.21 for the current quarter compared to $0.07 for the prior year quarter. There were 10.4 million common shares outstanding for the quarter ended March 31, 2006, compared to 5.5 million shares for the quarter ended March 31, 2005.
Segment Discussion
Domestic Oil and Gas — Domestic Oil and Gas segment revenues were $61.9 million for the quarter ended March 31, 2006, compared to $44.9 million for the quarter ended March 31, 2005. Flight hours were 26,092 for the current quarter compared to 22,306 for the same quarter in the prior year. The increase in revenue was due to the increase in flight hours, additional aircraft under contract and certain contractual rate increases.
The number of aircraft in the segment at March 31, 2006 was 155 compared to 153 at March 31, 2005. We sold or disposed of 12 light aircraft in the Domestic Oil and Gas segment since March 31, 2005, and we converted two medium aircraft in the segment to air medical use. In total, we have added 16 new aircraft to the Domestic Oil and Gas segment since March 31, 2005. We are currently increasing the number of aircraft in our Domestic Oil and Gas segment based on customer commitments and discussions with our customers regarding their planned activities. We have a total of 33 aircraft on order for delivery in 2006 and 2007.
Direct expense in our Domestic Oil and Gas segment was $50.1 million for the quarter ended March 31, 2006, compared to $36.9 million for the quarter ended March 31, 2005. The increase of $13.2 million was due to increases in employee costs ($0.9 million), aircraft parts usage due to increased flight hour activity ($1.6 million), aircraft rent ($2.1 million) due to additional aircraft on lease, aircraft warranty costs ($2.0 million) due to additional aircraft covered under manufacturers’ warranty programs, fuel ($1.3 million) due to increased prices and flight activity, component repair costs ($1.0 million), and insurance costs ($2.4 million) due primarily to a credit on insurance premiums recorded in the prior year related to favorable loss experience. In addition, there were increases in base security services of $0.3 million, non-

aircraft supplies purchases of $0.7 million, outside training services of $0.2 million, and other operating expenses increased by $0.7 million.
Our Domestic Oil and Gas segment’s operating income was $11.5 million for the quarter ended March 31, 2006, compared to $7.8 million for the quarter ended March 31, 2005. The increase in operating income was due to the increase in operating revenue, offset in part by a smaller increase in direct expense.
Air Medical — Air Medical segment revenues were $30.7 million for the quarter ended March 31, 2006, compared to $20.8 million for the quarter ended March 31, 2005, an increase of $9.9 million or 48%. There was a 53% increase in medical transports, increasing from 3,147 in 2005 to 4,822 in 2006. Flight hours were 7,155 for the quarter ended March 31, 2006, compared to 4,630 for the quarter ended March 31, 2005. The number of aircraft in the segment was 66 at March 31, 2006, compared to 51 at March 31, 2005. Since inception of the expansion in late 2003, we have opened 37 additional operating locations, 15 of which were opened in 2005. Operating revenues in 2006 from the new locations opened in 2005 were $7.3 million.
Direct expenses in our Air Medical segment were $31.6 million for the quarter ended March 31, 2006, compared to $21.3 million for the quarter ended March 31, 2005, due to expansion in the segment mentioned above. The $10.3 million increase was due to increases in employee costs ($6.0 million) due to additional employees at the new operations, base operating costs ($1.4 million) related to the additional bases, which includes rent, utilities, services purchased, and supplies. Fuel costs increased due to additional aircraft and additional flight hours ($0.8 million); aircraft rent increased due to additional aircraft on lease ($0.3 million); aircraft warranty costs increased ($0.7 million) as additional aircraft were added to manufacturers’ warranty programs; and insurance costs increased ($1.1 million), due primarily to a credit on insurance premiums recorded in the prior year related to favorable loss experience.
Selling, general and administrative expense was $1.8 million for the quarter ended March 31, 2006, compared to $1.4 million for the quarter ended March 31, 2005.
Our Air Medical segment had an operating loss of $2.7 million for the quarter ended March 31, 2006, compared to an operating loss of $1.9 million for the quarter ended March 31, 2005. The loss for the quarter was due to increased direct expense related to the expansion of operations. There was a loss of $1.7 million related to the additional locations that commenced in 2005. New locations typically take several months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. Operations also were adversely affected by the weather in the first quarter of 2006. Late in the quarter, the transport volume increased as the weather improved, and there was further improvement subsequent to March 31, 2006. We expect further volume and revenue growth in 2006. Further, we plan to reduce our rate of expansion in 2006 and we also expect the rate of increase in operating costs to slow down as well. As a result, we anticipate improvement in operating income.
International — International segment revenues were $7.6 million for the quarter ended March 31, 2006, compared to $7.0 million for the quarter ended March 31, 2005. The increase was due to an increase in rates in 2005. Flight hours for the quarter ended March 31, 2006 increased to 4,197, compared to 3,872 for the quarter ended March 31, 2005. The number of aircraft in the segment was 16 at March 31, 2006, compared to 17 at March 31, 2005.
Direct expenses in our International segment were $4.4 million for the quarter ended March 31, 2006, compared to $4.7 million for the quarter ended March 31, 2005. The decrease in direct expenses was due primarily to a decrease in employee costs of $0.3 million.

Our International segment had operating income of $3.2 million for the quarter ended March 31, 2006, compared to operating income of $2.3 million for the quarter ended March 31, 2005. The increase in operating income was due to the increase in revenue related to the increase in rates and also due to the decrease in direct expense.
Technical Services — Technical Services revenues were $1.1 million for the quarter ended March 31, 2006, compared to $1.6 million for the quarter ended March 31, 2005. The decrease was due to a decrease in activity.
Direct expenses in our Technical Services segment were $0.9 million for the quarter ended March 31, 2006, compared to $1.2 million for the quarter ended March 31, 2005. The decrease was also due do decrease in activity.
Our Technical Services segment had operating income of $0.2 million for the quarter ended March 31, 2006, compared to $0.4 million for the quarter ended March 31, 2005.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs such as the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of senior notes in 2002 (which we refinanced in 2006) and the sale of non-voting common stock in 2005 and 2006.
Cash Flow
Our cash position at March 31, 2006 was $95.7 million, compared to $20.2 million at March 31, 2005. Working capital was $184.5 million at March 31, 2006, as compared to $162.5 million at December 31, 2005, an increase of $22.0 million. The increase in working capital was due to the increase in cash provided by operations and the proceeds of a $25 million sale leaseback transaction involving three aircraft. The corresponding leases are classified as operating leases and are included in the commitment table set forth below. The sale resulted in a gain of approximately $0.5 million, which is being amortized over the life of the lease in accordance with generally accepted accounting principles.
On April 12, 2006, we completed the sale of 4,287,920 shares of our non-voting common stock, and on May 1, 2006, we sold another 578,680 shares pursuant to the underwriters’ over-allotment option. We also sold $200 million of 7 1/8% Senior Notes due 2013 and used the proceeds to refinance our 9 3/8% Senior Notes due 2009. Following completion of the above transactions our cash balance was $238 million. As described in the two prospectuses filed with the SEC, the proceeds from the offerings completed in 2005 and 2006 are to be used for the acquisition of aircraft, which accounts for a substantial portion of the cash.
Net cash provided by operating activities was $13.3 million for the quarter ended March 31, 2006, compared to $4.7 million for the quarter ended March 31, 2005. The increase was due primarily to an increase in net earnings of $1.9 million, an increase in the deferred tax provision of $1.2 million, changes in working capital of $5.1 million, and other items, net, $0.4 million. Capital expenditures were $14.4 million, and gross proceeds of aircraft and other sales were $27.0 million, including the sale-lease back transaction described above, for the quarter ended March 31, 2006, compared to capital expenditures of $6.3 million and gross proceeds of aircraft and other sales of $1.8 million for the quarter ended March 31, 2005. Capital expenditures primarily involve purchases, renewals and capability upgrades of aircraft.

Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share. Proceeds from the offering were $142.0 million, net of underwriting fees. On May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the over-allotment were $19.1 million, also net of underwriting fees. Proceeds of the offering will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007.
Also, on April 12, 2006, we issued $200 million of 7 1/8% Senior Notes that mature April 15, 2013. The offering of these notes was made pursuant to Rule 144A and Regulation S of the Securities Act of 1933. We expect to file a registration statement for an offer to exchange these Notes for debt securities with identical terms on a date not later than 90 days from the issue date. Proceeds were $196 million net of underwriting fees. Proceeds were used to retire $184.8 million of the existing 9 3/8% Senior Notes tendered April 12, 2006, in accordance with the early tender offer, or a total cost of $201.6 million including an early call premium and accrued interest. We also redeemed the remaining $15.2 million of Senior Notes outstanding on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the early redemption of the 9 3/8% Senior Notes, we will record a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million underwriting fees.
The new Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The Notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. Estimated interest cost of the new Senior Notes annually is $14.3 million excluding amortization of issuance costs.
We have a $35 million revolving credit facility with a commercial bank that expires on July 31, 2007. As of March 31, 2006, there were $3.5 million in borrowings and $4.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2006, we were in compliance with these covenants.
In January 2006, we took delivery of one transport category aircraft which was financed with an operating lease. Two additional transport category aircraft are on order and scheduled for delivery in 2006 at an approximate cost of $35.4 million.
At March 31, 2006, we also had orders for 31 additional aircraft for service in the Domestic Oil and Gas segment with a total cost of $159.3 million. Delivery dates are scheduled throughout 2006 and 2007.
The table below sets out our contractual obligations related to operating lease obligations, notes payable and the Senior Notes due 2013, issued April 12, 2006, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease 16 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2006	2007	2008	2009	2010	2010
				(Thousands of dollars)
Aircraft Purchase commitments (1)	$194,661	$127,366	$67,295	$—	$—	$—	$—
Aircraft lease obligations	137,282	9,798	13,064	13,064	13,064	13,666	74,626
Facility lease obligations	20,007	2,916	2,345	1,940	1,459	1,205	10,142
Notes payable	—	—	—	—	—	—	—
Long-term debt (2)	203,500	—	3,500	—	—	—	200,000

	$555,450	$140,080	$86,204	$15,004	$14,523	$14,871	$284,768

(1)	These commitments are for aircraft that we intend to fund from existing cash from the equity offerings completed June 2005 and April 2006.

(2)	Amounts reflect new 7 1/8% Senior Notes issued subsequent to March 31, 2006, that mature 2013. The 9 3/8% Senior Notes were retired April 12, 2006 ($184.8 million) and May 1, 2006 ($15.2 million).
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of March 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our Series B Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2006, the market value of the notes was approximately $209.8 million.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We have been named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and have provided all documents and other information as required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this early stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition or results of operations.
Item 1. A. RISK FACTORS
All phases of our operations are subject to significant uncertainties, risks, and other influences. Important factors that could cause our actual results to differ materially from anticipated results or other expectations include the following:
RISKS INHERENT IN OUR BUSINESS
Our operations are affected by adverse weather conditions and seasonal factors.
We are subject to three types of weather-related or seasonal factors:
➢	the tropical storm and hurricane season in the Gulf of Mexico;

➢	poor weather conditions that often prevail during winter and can generally develop in any season; and

➢	reduced daylight hours during the winter months.
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
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 44 of the 155 helicopters used in our domestic oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-

pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules (“VFR”). Not all of our pilots are IFR rated. Additionally, most of our air medical fleet currently is not equipped with night vision capability.
We may not be able to obtain acceptable customer contracts covering some of our new helicopters and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
We are substantially expanding our fleet of helicopters. Many of our new oil and gas helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a customer contract when they are placed into service, many of these contracts are for a short term, requiring us to seek renewals more frequently.
Once a new helicopter is delivered to us, we generally spend between two and three months installing mission-specific and/or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us.
We expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
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
Our operations are regulated by a number of federal and state agencies. All of our flight operations are regulated by the Federal Aviation Administration (“FAA”). Aircraft accidents are subject to the jurisdiction of the NTSB. Standards relating to the workplace health and safety are monitored by the federal Occupational Safety and Health Administration (“OSHA”). Also, we are subject to various federal and state environmental statutes that are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Environmental Matters” beginning on page 23 and “Notes to Condensed Consolidated Financial Statements (unaudited) – Commitments & Contingencies” beginning on page 8.
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
The helicopter services business is highly competitive, which could adversely impact our pricing and demand for our services.
All segments of our business are highly competitive, which could adversely impact our pricing and demand for our services. Many of our contracts are awarded after competitive bidding, and the competition for those contracts generally is intense. The principal aspects of competition are safety, price, reliability, availability and service.
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
Our air medical operations expose us to numerous special risks, including collection risks, high start-up costs and potential medical malpractice claims.
We recently have expanded our air medical business. These operations are highly competitive and expose us to a number of risks that we do not encounter in our oil and gas operations. For instance, the fees for our air medical services generally are paid by individual patients, insurance companies, or government agencies such as Medicare and Medicaid. As a result, our profitability in this business depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees. We are not permitted to refuse service to patients based on their inability to pay.
As a result of our recent expansion, even if we are able to generate an acceptable volume of patient transports, we cannot assure you that our new markets will be profitable for us. We generally incurred significant startup costs and lower utilization rates when we entered new air medical markets, which has impacted our profitability. Finally, we employ paramedics, nurses and other medical professionals for these operations, which can give rise to medical malpractice claims against us, which, if not fully covered by our medical malpractice insurance, could materially adversely affect our financial condition and results of operations.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects.
We contract with a small number of manufacturers for most of our aircraft expansion and replacement needs. If any of these manufacturers faced production delays due to, for example, natural disasters or labor strikes, we may experience a significant delay in the delivery of previously ordered aircraft, which would adversely affect our revenues and profitability and could jeopardize our ability to meet the demands of our customers. We have limited alternatives to find alternate sources of new aircraft.
Our international operations are subject to political, economic and regulatory uncertainty.
Our international operations, which represented approximately 8% of our total operating revenues for the year ended December 31, 2005, are subject to a number of risks inherent in operating in lesser developed countries, including:
➢	political, social and economic instability;

➢	terrorism, kidnapping and extortion;

➢	potential seizure or nationalization of assets;

➢	import-export quotas; and

➢	currency fluctuations or devaluation.

Additionally, our competitiveness in international markets may be adversely affected by government regulation, including regulations requiring:
➢	the awarding of contracts to local contractors;

➢	the employment of local citizens; and

➢	the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local ownership.
Our failure to attract and retain qualified personnel could adversely affect us.
Our ability to attract and retain qualified pilots, mechanics, nurses, paramedics and other highly trained personnel will be an important factor in determining our future success. Many of our customers require pilots of aircraft that service them to have inordinately high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics and those of our competitors are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons are called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs.
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
Any substantial or extended decline in the prices of oil and natural gas could depress the level of helicopter activity in support of exploration and production activity and thus have a material adverse effect on our business, results of operations and financial condition.
Additionally, the shallow water Gulf of Mexico is generally considered to be a mature area for oil and gas exploration, which may result in a continuing decrease in activity over time. This could materially adversely affect our business, results of operations and financial condition. In addition, the concentrated nature of our operations subjects us to the risk that a regional event could cause a significant interruption in our operations or otherwise have a material affect on our profitability.
Moreover, companies in the oil and gas exploration and production industry continually seek to implement cost-savings measures. As part of these measures, oil and gas companies have attempted to improve operating efficiencies with respect to helicopter support services. For example, certain oil and gas companies have reduced staffing levels by using technology to permit unmanned production installations and decreased the frequency of transportation of employees offshore by increasing the lengths of shifts offshore. The continued implementation of such measures could reduce demand for helicopter services and have a material adverse effect on our business, results of operations and our financial condition.
We currently are negotiating a new collective bargaining agreement covering our pilots.
We are currently in negotiations with the Office & Professional Employees International Union regarding a new collective bargaining agreement covering our pilots. We cannot predict the outcome of these negotiations nor when they might be concluded and such negotiations may result in an agreement that will materially increase our operating costs. Failure to reach a satisfactory agreement could result in work stoppages, strikes or other labor disruptions that could materially adversely affect our revenues, operations or financial condition.
We depend on a small number of large oil and gas industry customers for a significant portion of our revenues, and our credit exposure within this industry is significant.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the quarter ended March 31, 2006, 18% of our revenues were attributable to our largest customer. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of March 31, 2006, our total indebtedness was $203.5 million, including $200 million of our 9 3/8 % senior notes due 2009, and our ratio of total indebtedness to shareholders’ equity was 0.84 to 1.00. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $161.1 million. We also issued $200 million of 7 1/8% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. These transactions are discussed in more detail under “Management’s Discussion And Analysis of Financial Condition and Results of Operations – Overview” on page 17. As a result of these transactions, on an as adjusted basis at March 31, 2006, our debt to equity ratio becomes 0.51 to 1.00.

At March 31, 2006, we had $3.5 million in borrowings and $4.2 million in letters of credit outstanding under our revolving line of credit. As of March 31, 2006, availability for borrowings under our revolving credit facility was $27.3 million.
Our substantial indebtedness could have significant negative consequences to us that you should consider. For example, it could:
➢	require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

➢	increase our vulnerability to general adverse economic and industry conditions and limit our ability to withstand competitive pressures;

➢	limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

➢	place us at a competitive disadvantage compared to our competitors that have less debt; and

➢	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other aspects of our business plan.
Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. Our new 7 1/8% senior notes will come due in 2013. At that time, we will likely need to enter into new financing arrangements to repay those notes. We may be unable to obtain that financing on favorable terms, which could adversely affect our business, financial condition and results of operations. For more information on our indebtedness, please see the financial statements included elsewhere herein.
Our stock has a low trading volume.
Our common stock is listed for trading on The NASDAQ National Market under the symbol “PHIIK” for our non-voting common stock and “PHII” for our voting common stock. Both classes of common stock have low trading volume. As a result, a stockholder may not be able to sell shares of our common stock at the time, in the amounts, or at the price desired.
We do not pay dividends.
We have not paid any dividends on our common stock since 1999 and do not anticipate that we will pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by the indenture governing our 7 1/8% senior notes due 2013 and our bank credit facility.
Provisions in our articles of incorporation and bylaws and Louisiana law make it more difficult to effect a change in control of us, which could discourage a takeover of our company and adversely affect the price of our common stock.
Although an attempted takeover of our company is unlikely by virtue of the ownership by our chief executive officer of more than 50% of the total voting power of our capital stock, there are also provisions in our articles of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for, or discourage, a third party to acquire us. In addition, provisions of our bylaws, such as giving the board the exclusive right to fill all board vacancies, could make it more difficult for a third party to acquire control of us.
In addition to the provisions contained in our articles of incorporation and bylaws, the Louisiana Business Corporation Law (“LBCL”), includes certain provisions applicable to Louisiana corporations, such as us, which may be deemed to have an anti-takeover effect. Those provisions give stockholders the right to receive the fair value of their shares of stock following a control transaction from a controlling person or group and set forth requirements relating to certain business combinations. Our descriptions of these provisions are only abbreviated summaries of detailed and complex statutes. For a complete understanding of the statutes, you should read them in their entirety.
The LBCL’s control share acquisition statute provides that any person who acquires “control shares” will be able to vote such shares only if the right to vote is approved by the affirmative vote of at least a majority of (i) all the votes entitled to be cast by stockholders and (ii) all the votes entitled to be cast by stockholders excluding “interested shares.” The control share acquisition statute permits the articles of incorporation or bylaws of a company to exclude from the statute’s application acquisitions occurring after the adoption of the exclusion. Our bylaws do contain such an exclusion; however, our board of directors or stockholders, by an amendment to our bylaws, could reverse this exclusion.
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
The DOJ investigation could result in criminal proceedings and the imposition of fines and penalties.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and have provided all documents and other information as required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation.
We cannot predict the ultimate outcome of the DOJ investigation. The outcome of the DOJ investigation and any related legal proceedings could include civil injunctive or criminal proceedings, the imposition of fines and other penalties, remedies and/or sanctions, referral to other governmental agencies and/or the payment of damages in civil litigation, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, the cost of defending such an action or actions against us could be significant.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
Item 5. OTHER INFORMATION.
Not Applicable.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of the Company.

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.1	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.4	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 5, 2006	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 5, 2006	By:	/s/ Michael J. McCann

Michael J. McCann
Chief Financial Officer and Treasurer

EXHIBIT INDEX

3.1	(i)	Amended and Restated Articles of Incorporation of the Company.

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.1	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.4	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.