Form 10-Q
period 2006-06-30
PHI INC
filed 2006-08-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number: 0-9827
PHI, Inc.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0395707 (I.R.S. Employer Identification No.)

2001 SE Evangeline Thruway Lafayette, Louisiana (Address of principal executive offices)	70508 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer: ☑	Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,422,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$217,583	$69,561
Accounts receivable — net of allowance:
Trade	92,489	89,351
Other	7,551	6,766
Inventory, net	52,758	48,123
Other current assets	11,168	10,042
Refundable income taxes	138	422

Total current assets	381,687	224,265

Property and equipment, net	306,902	311,678
Other	19,681	13,266

Total Assets	$708,270	$549,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,780	$40,506
Accrued liabilities	12,054	10,807
Accrued vacation payable	4,299	3,811
Accrued interest payable	3,189	3,175
Accrued wages and salaries	2,108	2,439
Notes payable	—	1,000

Total current liabilities	57,430	61,738

Long-term debt	204,000	203,300
Deferred income taxes	37,869	38,906
Other long-term liabilities	9,635	6,214
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock — par value of $0.10; authorized shares of 12,500,000	1,229	742
Additional paid-in capital	289,859	129,531
Retained earnings	107,963	108,493

Total shareholders’ equity	399,336	239,051

Total liabilities and shareholders’ equity	$708,270	$549,209

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues	$107,157	$86,783	$208,529	$161,022
Gain (loss) on disposition of property and equipment, net	(1,392)	(186)	(1,162)	460
Other	2,497	198	3,417	293

	108,262	86,795	210,784	161,775

Expenses:
Direct expenses	89,211	72,896	176,267	136,931
Selling, general and administrative expenses	6,724	5,472	13,409	10,701
Interest expense	4,129	5,159	9,202	10,276
Loss on debt restructuring	12,790	—	12,790	—

	112,854	83,527	211,668	157,908

Earnings (loss) before income taxes	(4,592)	3,268	(884)	3,867
Income taxes	(1,837)	1,307	(354)	1,547

Net earnings (loss)	$(2,755)	$1,961	$(530)	$2,320

Weighted average shares outstanding:
Basic	14,579	6,158	12,512	5,773
Diluted	14,579	6,246	12,512	5,858

Net earnings (loss) per share
Basic	$(0.19)	$0.32	$(0.04)	$0.40
Diluted	$(0.19)	$0.31	$(0.04)	$0.40
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net earnings (loss)	$(530)	$2,320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,453	13,202
Deferred income taxes (benefit)	(1,037)	836
(Gain) loss on disposition of property & equipment, net	1,162	(460)
Loss on debt restructuring	12,790	—
Other	388	658
Changes in operating assets and liabilities	(14,757)	(7,197)

Net cash provided by operating activities	12,469	9,359

Cash flows from investing activities:
Purchase of property and equipment	(39,357)	(30,910)
Proceeds from asset dispositions	3,163	6,052
Proceeds from sale-leaseback transaction	25,069	—

Net cash used in investing activities	(11,125)	(24,858)

Cash flows from financing activities:
Proceeds of debt issuance — Senior Notes	200,000	—
Premium and costs to retire debt early	(10,208)	—
Repayment of Senior Notes	(200,000)	—
Debt issuance costs	(4,629)	—
Proceeds from (payments to) line of credit, net	700	(8,275)
Payments on long term debt	—	(2,000)
Proceeds from stock issuance, net	160,815	114,317

Net cash provided by financing activities	146,678	104,042

Increase in cash and cash equivalents	148,022	88,543
Cash and cash equivalents, beginning of period	69,561	18,008

Cash and cash equivalents, end of period	$217,583	$106,551

Supplemental Disclosures Cash Flow Information
Interest paid	$8,784	$9,605

Taxes paid, net	$68	$290

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
2. Segment Information
We have four operating segments: Domestic Oil and Gas, Air Medical, International and Technical Services.
Domestic Oil and Gas segment. We transport personnel and, to a lesser extent, parts and equipment to, from and among offshore platforms, drilling rigs and other offshore facilities in the Gulf of Mexico. We currently operate 151 aircraft in this segment. In 2005, the Domestic Oil and Gas segment represented 60% of our total operating revenues.
Air Medical segment. We provide air medical transportation services for hospitals and emergency service agencies. We currently operate in 14 states with 67 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. Our helicopters transport patients between hospitals as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. In 2005, approximately 31% of our total operating revenues were generated by our air medical operations.
International segment. We currently provide helicopter services to a major oil company operating in Angola and the Democratic Republic of Congo, and to the National Science Foundation in Antarctica. We generally do not enter international markets without having customer contracts in place for the region, and are selective in our international customers. We have a total of 16 helicopters currently operating internationally, with 12 of those dedicated to oil and gas operations and four dedicated to the National Science Foundation in Antarctica. In 2005, our international operations contributed approximately 8% of our total operating revenues.
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
Summarized financial information concerning the Company’s reportable operating segments for the quarter ended June 30, 2006 and 2005 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$66,409	$51,573	$127,872	$96,440
Air Medical	33,596	28,300	64,307	49,084
International	5,573	5,781	13,221	12,799
Technical Services	1,579	1,129	3,129	2,699

Total operating revenues	107,157	86,783	208,529	161,022

Segment direct expenses (1)
Domestic Oil and Gas	53,094	42,496	102,900	79,345
Air Medical	30,758	25,773	62,377	47,097
International	4,165	3,806	8,611	8,466
Technical Services	1,194	821	2,379	2,023

Total direct expenses	89,211	72,896	176,267	136,931

Segment selling, general and administrative expenses
Domestic Oil and Gas	198	202	540	448
Air Medical	1,807	1,538	3,645	2,904
International	17	19	61	63
Technical Services	49	2	57	5

Total selling, general and administrative expenses	2,071	1,761	4,303	3,420

Total direct and selling, general and administrative expenses	91,282	74,657	180,570	140,351

Net segment profit (loss)
Domestic Oil and Gas	13,117	8,875	24,432	16,647
Air Medical	1,031	989	(1,715)	(917)
International	1,391	1,956	4,549	4,270
Technical Services	336	306	693	671

Total	15,875	12,126	27,959	20,671

Other, net (2)	1,105	12	2,255	753
Unallocated selling, general and administrative costs	(4,653)	(3,711)	(9,106)	(7,281)
Interest expense	(4,129)	(5,159)	(9,202)	(10,276)
Loss on debt restructuring	(12,790)	—	(12,790)	—

Earnings (loss) before income taxes	$(4,592)	$3,268	$(884)	$3,867

(1)	Included in direct expense are the depreciation expense amounts below:

	Quarter Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Domestic Oil and Gas	$3,848	$3,777	$7,633	$8,033
Air Medical	2,192	1,297	4,284	2,920
International	334	235	769	653
Technical Services	3	2	14	7

Total	$6,377	$5,311	$12,700	$11,613

Unallocated SG&A	$884	$807	$1,753	$1,589

(2)	Including gains (losses) on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters — We have an aggregate estimated liability of $0.2 million as of June 30, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, an updated risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
Legal Matters — We have been named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or liquidity.
Long-term Debt — On April 12, 2006, we issued $200 million of 7 1/8% Senior Unsubordinated Notes that mature in 2013. These Notes were offered and sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. Net proceeds of $196 million were used to repurchase $184.8 million of our outstanding 9 3/8% Senior Notes due 2009 pursuant to a tender offer that also closed on April 12, 2006. Our total cost to repurchase those notes was $201.6 million, including the tender offer premium and accrued interest. We called for redemption on May 1, 2006, the remaining $15.2 million of 9 3/8% notes outstanding, at a redemption price of 104.688% of their face amount plus accrued and unpaid interest. Interest on the 7 1/8% notes is payable semi-annually on April 15 and October 15, and those notes mature April 15, 2013. The estimated annual interest cost of the new notes is $14.3 million, excluding amortization of issuance costs, which represents a reduction in annual interest cost on the notes of $4.5 million. As a result of the early redemption of the 9 3/8% notes, a pretax charge of $12.8 million ($7.7 million, net of tax) was recorded as a charge for debt restructuring in the quarter ended June 30, 2006, which consists of $9.8 million for the early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. We were in compliance with the covenants applicable to these notes as of June 30, 2006.

We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on July 31, 2007. As of June 30, 2006, we had $4.0 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2006, we were in compliance with these covenants.
Operating Leases — We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these aircraft, and some leases contain renewal and purchase options.
At June 30, 2006, we had approximately $156.6 million in aggregate commitments under operating leases of which approximately $9.7 million is payable through December 31, 2006, and a total of $17.5 million is payable over the twelve months ended June 30, 2007. Of the total lease commitments, $134.2 million represents commitments for aircraft, including a sale-leaseback transaction completed in the first quarter for three aircraft that had recently been acquired, and facility lease commitments of $22.4 million, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments — At June 30, 2006, we had purchase commitments totaling $179.3 million for aircraft which we expect to fund with cash from the equity offerings completed June 2005 and April 2006.
4. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million at June 30, 2006 and December 31, 2005.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $6.4 million and $6.3 million at June 30, 2006 and December 31, 2005, respectively.
5. Employees
Union Negotiations — We have been in contract negotiations since 2004 with the OPEIU (Office and Professional Employees International Union), which is the union representing our domestic pilot work force, regarding the renewal of the collective bargaining agreement covering our domestic pilots. On July 28, 2006, the National Mediation Board released the Company and the OPEIU from the mediation process. As a result, a 30-day “cooling off” period commenced and expires August 28, 2006. Following the cooling off period, the Company is free to do whatever is reasonably necessary to continue operations, and the union is free to engage in job actions, including work stoppages or a general strike. Although the outcome of these negotiations cannot be predicted, it is management’s intent to continue operations while working toward an acceptable renewed collective bargaining agreement.
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we accrued estimated incentive compensation expense of $0.7 million and $1.0 million, respectively, for the quarter and six months ended June 30, 2006. For the twelve months ended December 31, 2005, we recorded $2.3 million of incentive compensation expense related to the plans.

6. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), ‘Share Based Payment’. SFAS No. 123 (R) supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method of and, as such, generally recognized no compensation expense for employee stock options. We have adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method. Under the modified-prospective method, the prior periods’ financial statements are not restated. As no employee stock options were granted in the current period, the adoption of SFAS No. 123 (R) had no impact on our results of operations for the quarter and six months period ended June 30, 2006. The impact on future periods will be dependent on levels of share based payments granted in the future.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined yet the impact that the adoption of FIN 48 will have on its result of operations or financial position.
7. Condensed Consolidating Financial Information
On April 12, 2006, we issued $200 million of 7 1/8% Senior Notes due 2013 and retired $184.8 million of 9 3/8% Series B Senior Notes due 2009. On May 1, 2006, we redeemed the remaining $15.2 million 9 3/8% Series B Senior Notes.
Our 7 1/8 % Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our Guarantor Subsidiaries.
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.8 million, net of expenses, which will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007.

We had an average of 14.6 million common shares outstanding for the quarter ended June 30, 2006, compared to an average of 6.2 million shares for the quarter ended June 30, 2005. The increase was the result of our equity offering(s) in April 2006 and June 2005.
The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	June 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$217,092	$491	$—	$217,583
Accounts receivable — net of allowance	86,712	13,328	—	100,040
Inventory	52,758	—	—	52,758
Other current assets	11,128	40	—	11,168
Refundable income taxes	44	94	—	138

Total current assets	367,734	13,953	—	381,687

Intercompany receivable	—	40,832	(40,832)	—
Other assets	19,672	9	—	19,681
Investment in subsidiaries and other	42,891	—	(42,891)	—
Property and equipment, net	299,068	7,834	—	306,902

Total Assets	$729,365	$62,628	$(83,723)	$708,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,499	$3,632	$—	$53,131
Intercompany payable	40,832	—	(40,832)	—
Accrued vacation payable	4,011	288	—	4,299

Total current liabilities	94,342	3,920	(40,832)	57,430

Long-term debt	204,000	—	—	204,000
Deferred income taxes and other long-term liabilities	31,687	15,817	—	47,504
Shareholders’ Equity:
Paid-in capital	291,373	4,402	(4,402)	291,373
Retained earnings	107,963	38,489	(38,489)	107,963

Total shareholders’ equity	399,336	42,891	(42,891)	399,336

Total Liabilities and Shareholders’ Equity	$729,365	$62,628	$(83,723)	$708,270

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended June 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$94,010	$13,147	$—	$107,157
Management fees	579	—	(579)	—
Gain (loss) on dispositions of property and equipment, net	(1,392)	—	—	(1,392)
Other	2,493	4	—	2,497

	95,690	13,151	(579)	108,262

Expenses:
Direct expenses	79,748	9,463	—	89,211
Management fees	—	579	(579)	—
Selling, general, and administrative	6,069	655	—	6,724
Equity in net income of consolidated subsidiaries	(1,236)	—	1,236	—
Interest expense	4,129	—	—	4,129
Loss on debt restructuring	12,790	—	—	12,790

	101,500	10,697	657	112,854

Earnings (loss) before income taxes	(5,810)	2,454	(1,236)	(4,592)
Income taxes	(3,055)	1,218	—	(1,837)

Net earnings (loss)	$(2,755)	$1,236	$(1,236)	$(2,755)

	For the quarter ended June 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated

Operating revenues	$73,698	$13,085	$—	$86,783
Management fees	895	—	(895)	—
Gain (loss) on dispositions of property and equipment, net	(186)	—	—	(186)
Other	198	—	—	198

	74,605	13,085	(895)	86,795

Expenses:
Direct expenses	64,994	7,902	—	72,896
Management fees	—	895	(895)	—
Selling, general, and administrative	4,838	634	—	5,472
Equity in net income of consolidated subsidiaries	(2,372)	—	2,372	—
Interest expense	5,159	—	—	5,159

	72,619	9,431	1,477	83,527

Earnings before income taxes	1,986	3,654	(2,372)	3,268
Income taxes	25	1,282	—	1,307

Net earnings	$1,961	$2,372	$(2,372)	$1,961

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$181,387	$27,142	$—	$208,529
Management fees	1,086	—	(1,086)	—
Gain (loss) on dispositions of property and equipment, net	(1,162)	—	—	(1,162)
Other	3,410	7	—	3,417

	184,721	27,149	(1,086)	210,784

Expenses:
Direct expenses	157,628	18,639	—	176,267
Management fees	—	1,086	(1,086)	—
Selling, general, and administrative	12,042	1,367	—	13,409
Equity in net income of consolidated subsidiaries	(4,191)	—	4,191	—
Interest expense	9,202	—	—	9,202
Loss on debt restructuring	12,790	—	—	12,790

	187,471	21,092	3,105	211,668

Earnings (loss) before income taxes	(2,750)	6,057	(4,191)	(884)
Income taxes	(2,220)	1,866	—	(354)

Net earnings (loss)	$(530)	$4,191	$(4,191)	$(530)

	For the six months ended June 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated

Operating revenues	$135,425	$25,597	$—	$161,022
Management fees	1,153	—	(1,153)	—
Gain on dispositions of property and equipment, net	460	—	—	460
Other	293	—	—	293

	137,331	25,597	(1,153)	161,775

Expenses:
Direct expenses	121,041	15,890	—	136,931
Management fees	—	1,153	(1,153)	—
Selling, general, and administrative	9,398	1,303	—	10,701
Equity in net income of consolidated subsidiaries	(4,918)	—	4,918	—
Interest expense	10,276	—	—	10,276

	135,797	18,346	3,765	157,908

Earnings before income taxes	1,534	7,251	(4,918)	3,867
Income taxes	(786)	2,333	—	1,547

Net earnings	$2,320	$4,918	$(4,918)	$2,320

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$12,388	$81	$—	$12,469

Cash flows from investing activities:
Purchase of property and equipment	(39,308)	(49)	—	(39,357)
Proceeds from asset dispositions	3,163	—	—	3,163
Proceeds from sale-leaseback transactions	25,069	—	—	25,069

Net cash used in investing activities	(11,076)	(49)	—	(11,125)

Cash flows from financing activities:
Proceeds of debt issuance — senior notes	200,000	—	—	200,000
Premium and costs to retire debt early	(10,208)	—	—	(10,208)
Repayment of senior notes	(200,000)	—	—	(200,000)
Debt issuance costs	(4,629)	—	—	(4,629)
Proceeds from line of credit, net	700	—	—	700
Proceeds from stock issuance, net	160,815	—	—	160,815

Net cash provided by financing activities	146,678	—	—	146,678

Increase in cash and cash equivalents	147,990	32	—	148,022
Cash and cash equivalents, beginning of period	69,102	459	—	69,561

Cash and cash equivalents, end of period	$217,092	$491	$—	$217,583

	For the six months ended June 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$9,208	$151	$—	$9,359

Cash flows from investing activities:
Purchase of property and equipment	(30,910)	—	—	(30,910)
Proceeds from asset dispositions	6,052	—	—	6,052

Net cash used in investing activities	(24,858)	—	—	(24,858)

Cash flows from financing activities:
Payments on line of credit, net	(10,275)	—	—	(10,275)
Proceeds from stock issuance, net	114,317	—	—	114,317

Net cash provided by financing activities	104,042	—	—	104,042

Increase in cash and cash equivalents	88,392	151	—	88,543
Cash and cash equivalents, beginning of period	17,718	290	—	18,008

Cash and cash equivalents, end of period	$106,110	$441	$—	$106,551

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005, and management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices, the effect on our operating costs of volatile fuel prices, adverse weather conditions, the availability and cost of capital required to acquire aircraft, environmental risks, the activities of our competitors, changes in government regulation, results of collective bargaining negotiations, union activities or labor strife, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, and the ability to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, the Risk Factors section of this report, and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2005. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
In the quarter ended June 30, 2006, we completed the sale of common non-voting shares discussed below. We also redeemed our outstanding 9 3/8% senior notes and issued new notes at 7 1/8%. As a result of that transaction, we recorded a charge for debt restructuring in the quarter of $12.8 million related to the early call premium and issuance costs. We also sold six light aircraft in the quarter, resulting in a net loss of $1.4 million. Because of the refinancing charge and the loss on the sale of aircraft, we reported a net loss for the quarter of $2.8 million, or $0.19 per share for the quarter. Also, on July 28, 2006, the National Mediation Board released the Company and the OPEIU, the union representing the domestic pilots, from bargaining. It is, however, our intention to reach a reasonable agreement with the pilots’ union. The above issues are addressed in the comments below.
During the quarter, we completed the sale of 4,866,600 non-voting common shares at $35.00 per share which included the sale of an over-allotment of 578,680 shares. Proceeds from the sale were $160.8 million, net of underwriting fees and expenses. Proceeds of the offering will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007.
During the quarter, we also issued $200 million of 7 1/8% Senior Notes due April 15, 2013 pursuant to Rule 144A and Regulation S of the Securities Act of 1933. Proceeds were $196 million net of underwriting fees and expenses, and were used to retire $184.8 million of our existing 9 3/8% Senior Notes pursuant to a tender offer, at a total cost of $201.6 million including an early call premium and accrued interest. We subsequently redeemed the remaining $15.2 million of Senior Notes outstanding on

May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the early redemption of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
Operating revenues increased for the quarter and the six months ended June 30, 2006, compared to the same periods in 2005. The increases resulted from increased customer demand due to increased exploration and production activity by our customers in the Gulf of Mexico, and additional flight hours in the Air Medical segment. Operating revenues for the three months ended June 30, 2006 were $107.2 million compared to $86.8 million for the three months ended June 30, 2005, an increase of $20.4 million. For the six months ended June 30, 2006, operating revenues were $208.5 million compared to $161.0 million for the same period in 2005, an increase of $47.5 million.
Total flight hours were 77,367 for the six months ended June 30, 2006 compared to 69,547 for six months ended June 30, 2005. The number of aircraft in service at June 30, 2006 was 234 compared to 230 at June 30, 2005. Six light aircraft were sold during the quarter, which is further discussed below.
The loss before tax for the quarter and six months ended June 30, 2006 was $4.6 million and $0.9 million respectively, compared to the quarter and six months ended June 30, 2005, earnings before tax of $3.3 million and $3.9 million respectively. As a result of the early redemption of our 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million in the quarter ended June 30, 2006. We also recorded a loss on the sale of six light aircraft ($1.4 million), and we expect to sell an additional five to six light aircraft in the near future, but we expect the remaining sales to result in a net gain. Earnings for the quarter ended June 30, 2005, included an insurance premium credit of $0.3 million related to favorable loss experience, and a credit of $3.0 million for the six months ended June 30, 2005 for the same reason.
We have been in negotiations and mediation with the OPEIU (the Office and Professional Employees International Union, which is the union representing our domestic pilot work force), since expiration of the collective bargaining agreement May 31, 2004. On July 28, 2006, the National Mediation Board released the parties from the mediation process. As a result, a 30-day “cooling off” period commenced and expires August 28, 2006. Following the cooling off period, the Company is free to do whatever is reasonably necessary to continue operations, and the union is free to engage in job actions, including work stoppages or a general strike. Although the outcome of these negotiations cannot be predicted, it is management’s intent to continue working toward an acceptable renewed collective bargaining agreement. Refer to Item 1.A. Risk Factors, page 34.
As previously reported, on June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. At this stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or liquidity.
At June 30, 2006, we had orders for two additional transport category aircraft scheduled for delivery in 2006 at an approximate cost of $35.4 million. In addition, we had orders for 28 additional aircraft with a total cost of $143.9 million scheduled for delivery throughout 2006 and 2007. The aircraft on order are for service in the Domestic Oil and Gas segment and are based on customer commitments and our assessment of customer requirements.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2006 and 2005:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Flight hours:
Domestic Oil and Gas	29,151	28,090	55,243	50,396
Air Medical	7,725	6,944	14,880	11,573
International	3,047	3,706	7,244	7,578

Total	39,923	38,740	77,367	69,547

Air Medical Transports (1)	5,311	4,323	10,133	7,469

	June 30,
	2006	2005
Aircraft operated at period end:
Domestic Oil and Gas	151	158
Air Medical	67	56
International	16	16

Total (2)	234	230

(1)	Represents individual patient transports for the period. Flight hours for these transports are included above.

(2)	Includes 12 and 18 aircraft as of June 30, 2006 and 2005, respectively that are customer owned.
Quarter Ended June 30, 2006 compared with Quarter Ended June 30, 2005
Combined Operations
Revenues — Operating revenues for the three months ended June 30, 2006 were $107.2 million compared to $86.8 million for the three months ended June 30, 2005, an increase of $20.4 million. This increase was due to an increase in our Domestic Oil and Gas, Air Medical, and Technical Services segments, offset by a decrease in International. The increase in operating revenues in the Domestic Oil and Gas segment is due to increased exploration and production activity in the Gulf of Mexico, particularly in the deepwater areas. The increase in Air Medical revenues is due to all operating locations being in service for the full quarter compared to the prior year during which additional locations were being added throughout the year. The increase in Technical Services revenue is due to certain contractual work with third parties reclassified to the Technical Services segment previously recorded in Domestic Oil and Gas. The decrease in International is due to a reduction in flight hour activity and one aircraft released from contract in the quarter by the customer.
Flight hours were 39,923 for three months ended June 30, 2006, compared to 38,740 flight hours for the three months ended June 30, 2005. Domestic Oil and Gas and Air Medical segments experienced an increase in flight hours for the quarter, while flight hours for the International segment decreased. The number of aircraft at June 30, 2006 was 234 as compared to 230 at June 30, 2005, and 235 at December 31, 2005.
Other Income and Gains — Loss on equipment dispositions was $1.4 million for the three months ended June 30, 2006, compared to a loss of $0.2 million for the three months ended June 30, 2005. The loss for the current quarter was due to the sale of six light aircraft. We expect to sell an additional five to six light aircraft in the near future, but we expect the remaining sales to result in a net gain.
Other income was $2.5 million for three months ended June 30, 2006 compared to $0.2 million for three months ended June 30, 2005, and primarily represents interest income on unspent proceeds from our recent stock offering.
Direct Expenses — Direct operating expense was $89.2 million for the three months ended June 30, 2006, compared to $72.9 million for three months ended June 30, 2005, an increase of $16.3 million. Direct expense increased in the Domestic Oil and Gas segment ($10.6 million) due to increased activity mentioned above, and increased in the Air Medical segment ($5.0 million) due to locations being operational for the full period compared to part of the period in the prior year, and the remaining two operating segments account for the remaining increase ($0.7 million). These increases are discussed in the Segment Discussion below.
On a combined basis, the direct expense increased due to increases in employee costs ($5.5 million), aircraft parts usage due to increased flight hour activity ($0.4 million), aircraft rent ($1.7 million) due to additional aircraft on lease, aircraft warranty costs ($2.2 million) due to additional aircraft covered under manufacturers’ warranty programs, fuel ($2.4 million) due to increased prices and flight activity, component repair costs ($0.5 million), and insurance costs ($0.5 million). In addition, there were increases in depreciation ($1.0 million), base security services ($0.3 million) and contracted base support personnel ($0.8 million) in the Domestic Oil and Gas segment, non-aircraft supplies purchases ($0.5 million), and other operating expenses ($0.5 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expense was $6.7 million for the three months ended June 30, 2006, compared to $5.5 million for the three months ended June 30, 2005, an increase of $1.2 million. This increase was a result of increased legal and consulting costs ($0.4 million), increased employee costs ($0.3 million), increased insurance costs ($0.2 million), and other items, net ($0.3 million).
Interest Expense — Interest expense was $4.1 million for the quarter ended June 30, 2006, compared to $5.2 million for the quarter ended June 30, 2005. The decrease was a result of refinancing our $200 million 9 3/8% senior notes at 7 1/8%.
Loss on Debt Restructuring — A pretax charge of $12.8 million was recorded due to the early redemption of the 9 3/8% Senior Notes. This charge consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
Income Taxes — Income tax benefit for the three months ended June 30, 2006 was $1.8 million, an effective rate of 40%, compared to income tax expense of $1.3 million for the three months ended June 30, 2005, also an effective rate of 40%.
Earnings — Our net loss for the three months ended June 30, 2006 was $2.8 million compared to net income of $2.0 million for the three months ended June 30, 2005. The loss before tax for the three months ended June 30, 2006 was $4.6 million compared to earnings before tax of $3.3 million for the same period in 2005. The net loss for both the quarter and year-to-date was mainly attributable to the $12.8 million charge taken in the second quarter for the early redemption of our 9 3/8% Senior Notes. Exclusive of the loss on debt restructuring and related tax effects, income for the quarter ended June 30, 2006 was $4.9 million compared to $2.0 million for the previous year.

Segment Discussion
Domestic Oil and Gas — Domestic Oil and Gas segment revenues were $66.4 million for the three months ended June 30, 2006, compared to $51.6 million for the three months ended June 30, 2005. Flight hours were 29,151 for the current quarter compared to 28,090 for the same quarter in the prior year. The increase in revenue was due to the increase in flight hours, additional aircraft under contract and certain contractual rate increases. The increase in flight hours was related to increased exploration and production activity by our customers, particularly in the deepwater areas of the Gulf of Mexico.
The number of aircraft in the segment at June 30, 2006 was 151 compared to 158 at June 30, 2005. We sold or disposed of 17 light aircraft in the Domestic Oil and Gas segment since June 30, 2005, and we converted three medium aircraft in the segment to air medical use. In total, we have added 13 new aircraft to the Domestic Oil and Gas segment since June 30, 2005. We are currently increasing the number of aircraft in our Domestic Oil and Gas segment based on customer commitments and discussions with our customers regarding their planned activities. We have a total of 30 aircraft on order for delivery in 2006 and 2007.
Direct expense in our Domestic Oil and Gas segment was $53.1 million for the three months ended June 30, 2006, compared to $42.5 million for the quarter ended June 30, 2005. The increase of $10.6 million was due to increases in employee costs ($2.6 million), aircraft parts usage due to increased flight hour activity ($0.2 million), aircraft rent ($1.7 million) due to additional aircraft on lease, aircraft warranty costs ($1.5 million) due to additional aircraft covered under manufacturers’ warranty programs, fuel ($1.6 million) due to increased prices and flight activity (reimbursement for costs above a contracted per gallon cost is included in revenue), component repair costs ($0.5 million), and insurance costs ($0.5 million). In addition, there were increases in base security services ($0.3 million), non-aircraft supplies purchases ($0.5 million), contracted base support personnel ($0.8 million), and other operating expenses ($0.4 million).
Our Domestic Oil and Gas segment’s operating income was $13.1 million for the three months ended June 30, 2006, compared to $8.9 million for the three months ended June 30, 2005. The increase in operating income was due to the increase in operating revenue, resulting from increased exploration and production activity by our customers.
Air Medical — Air Medical segment revenues were $33.6 million for the three months ended June 30, 2006, compared to $28.3 million for the three months ended June 30, 2005, an increase of $5.3 million or 19%. We experienced a 23% increase in medical transports, increasing to 5,311 in 2006 from 4,323 in 2005. Flight hours were 7,725 for the three months ended June 30, 2006, compared to 6,944 for the three months ended June 30, 2005. The number of aircraft in the segment was 67 at June 30, 2006, compared to 56 at June 30, 2005. Since inception of the expansion in late 2003, we have opened 37 additional operating locations, with 22 opened in 2004 and 15 opened in 2005. Although patient transport volumes continue to improve, new locations typically take a number of months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. We expect further volume growth in 2006 and margin improvement due to reduced expansion activity in 2006.
Direct expenses in our Air Medical segment were $30.8 million for the three months ended June 30, 2006, compared to $25.8 million for the three months ended June 30, 2005, due to more operating locations, and also due to additional flight hours. The $5.0 million increase was due to increases in employee costs ($2.9 million), fuel costs ($0.8 million) and depreciation expense ($0.9 million), aircraft warranty costs ($0.7 million) offset by a decrease of other operating expenses ($0.3 million). The individual increases in the cost categories above increased as a result of all operating locations being in service for the full quarter, compared to the prior year during which additional locations were being added throughout the year.

Selling, general and administrative expense was $1.8 million for the three months ended June 30, 2006, compared to $1.5 million for the three months ended June 30, 2005.
Our Air Medical segment’s operating income was $1.0 million for the three months ended June 30, 2006, as well as for the three months ended June 30, 2005. During the current quarter, there was a loss of $0.7 million related to the additional locations that commenced in 2005. New locations typically take several months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. We expect further volume and revenue growth in 2006 and have reduced our rate of expansion in 2006. We also expect the rate of increase in operating costs to slow. As a result, we anticipate improvement in segment operating income over time. Adjustments will be made with respect to areas that do not achieve acceptable profitability levels.
International — International segment revenues were $5.6 million for the three months ended June 30, 2006, compared to $5.8 million for the three months ended June 30, 2005. The decrease was due to a reduction in flight hours for the three months ended June 30, 2006 to 3,047, compared to 3,706 for the three months ended June 30, 2005. The number of aircraft in the segment remained at 16 for June 30, 2006, compared to June 30, 2005.
Direct expenses in our International segment were $4.2 million for the three months ended June 30, 2006, compared to $3.8 million for the three months ended June 30, 2005. The increase in direct expenses was due primarily to increases in aircraft parts usage of $0.2 million, outside services of $0.1 million, and depreciation of $0.1 million.
Our International segment had operating income of $1.4 million for the three months ended June 30, 2006, compared to operating income of $2.0 million for the three months ended June 30, 2005. The decrease in operating income was due to the decrease in revenue and also due to the increase in direct expense.
Technical Services — Technical Services revenues were $1.6 million for the three months ended June 30, 2006, compared to $1.1 million for the three months ended June 30, 2005. The increase in Technical Services revenue is due to certain contractual work with third parties reclassified to the Technical Services segment previously recorded in Domestic Oil and Gas.
Direct expenses in our Technical Services segment were $1.2 million for the three months ended June 30, 2006, compared to $0.8 million for the three months ended June 30, 2005. The increase is for the same reason as described above.
Our Technical Services segment had operating income of $0.3 million for the three months ended June 30, 2006 and June 30, 2005.
Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005
Combined Operations
Revenues — Operating revenues for the six months ended June 30, 2006, were $208.5 million, compared to $161.0 million for the six months ended June 30, 2005, an increase of $47.5 million, due to increased operating revenues in all segments. The increase in operating revenues in the Domestic Oil and Gas segment ($31.4 million) was due to increased exploration and production activity in the Gulf of Mexico, particularly in the deepwater areas. The increase in Air Medical revenues ($15.2 million) was due to all operating locations being in service for the period compared to the prior period during which additional locations were being added throughout the period. The increase in International revenues ($0.4 million) was due to contractual rate increases. The increase in Technical Services revenue ($0.4 million) was due to certain contractual work with third parties reclassified to the Technical Services segment previously recorded in Domestic Oil and Gas.

Total flight hours were 77,367 for the six months ended June 30, 2006, compared to 69,547 for the six months ended June 30, 2005. Patient transports were 10,133 for the current six months, compared to 7,469 for the same period in the prior year.
Other Income and Losses — Losses on equipment dispositions was $1.2 million for the six months ended June 30, 2006, compared to a gain of $0.5 million for the six months ended June 30, 2005. The loss was due to the sale of six light aircraft in the second quarter, 2006. We expect to sell an additional five to six aircraft in the near future, but we expect the remaining sales to result in a net gain.
Other income, which primarily represents interest income on unspent proceeds from our recent stock offering, was $3.4 million for the six months ended June 30, 2006 as compared to $0.3 million for the six months ended June 30, 2005.
Direct Expenses — Direct operating expense was $176.3 million for the six months ended June 30, 2006, compared to $136.9 million for six months ended June 30, 2005, an increase of $39.4 million. Direct expense increased $23.6 million in the Domestic Oil and Gas segment due to increased operations, and increased $15.3 million in the Air Medical segment due to more operating locations for the full period compared to the prior period. Employee compensation cost increased ($14.7 million) due primarily to Air Medical operations for the reasons previously mentioned; helicopter lease expense increased ($4.1 million) due to additional aircraft on operating leases; aircraft parts usage increased ($1.4 million) due to increased flight hour activity; aircraft warranty cost increased ($4.9 million) due to additional aircraft covered under manufacturer’s warranty programs; and fuel costs increased ($4.5 million) (fuel costs above a certain contractual rate are invoiced to the customer and included in operating revenue). Insurance cost increased ($4.3 million) primarily due to a $3.0 million contractual credit related to favorable loss experience recorded in the prior year and also due to increased hull values related to new aircraft deliveries. There were also increases in depreciation ($1.0 million), outside services ($2.5 million), non-aircraft supplies ($1.3 million), contract labor ($0.5 million), and other items ($0.2 million).
Selling, General, and Administrative Expenses — Selling, general, and administrative expenses for the six months ended June 30, 2006 were $13.4 million, compared to $10.7 million for the six months ended June 30, 2005, an increase of $2.7 million. This increase was a result of increased legal and consulting costs ($1.1 million) of which $0.6 million is related to the Department of Justice investigation, increased employee costs ($0.5 million), increased insurance costs ($0.4 million), and other items ($0.7 million).
Interest Expense — Interest expense was $9.2 million for the six month period ended June 30, 2006, compared to $10.2 million for the six months ended June 30, 2005. The decrease was due to early redemption of the 9 3/8% Senior Notes, reissued at 7 1/8% in April, 2006.
Loss on Debt Restructuring — A pretax charge of $12.8 million was recorded due to the early redemption of the 9 3/8% Senior Notes. This charge consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
Income Taxes — Income tax benefit for the six months ended June 30, 2006 was $0.4 million, an effective rate of 40%, compared to income tax expense of $1.5 million for the six months ended June 30, 2005, also an effective rate of 40%.
Earnings — The loss before tax for the six months ended June 30, 2006 was $0.9 million, compared to earnings before tax of $3.9 million for the six months ended June 30, 2005. The net loss after tax for the six months ended June 30, 2006 was $0.5 million, compared to net income after tax of $2.3 million for the six months ended June 30, 2005. As previously mentioned, the loss before tax for the six months June 30, 2006, includes a charge of $12.8 million for the early redemption of our 9 3/8% Senior Notes.

Exclusive of the loss on debt restructuring, net of tax effects, earnings for the six months ended June 30, 2006, were $7.1 million, compared to $2.3 million for the year earlier.
Segment Discussion
Domestic Oil and Gas — Domestic Oil and Gas segment operating revenues was $127.9 million for the six months ended June 30, 2006, compared to $96.4 million for the six months ended June 30, 2005. Flight hours were 55,243 for the six months ended June 30, 2006, compared to 50,396 for the six months ended June 30, 2005. The increase in operating revenues was due to the increased exploration and production activity by our customers, particularly in the deepwater areas of the Gulf of Mexico.
Direct expense in the Domestic Oil and Gas segment increased $23.6 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The increase was due to increases in employee costs ($3.3 million), aircraft parts usage due to increased flight hour activity ($1.8 million), aircraft rent ($3.7 million), aircraft warranty costs ($3.5 million) due to additional aircraft covered under manufacturer’s warranty programs, and fuel costs ($2.9 million). Insurance expense also increased ($2.9 million) due to a contractual credit recorded in the prior year related to favorable loss experience. Other increases include component repair costs ($1.5 million), base security services ($0.4 million), contracted base support personnel ($1.4 million), non-aircraft supplies ($1.2 million), and other items ($1.0 million).
Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $0.5 million for the six months ended June 30, 2006 compared to $0.4 million for the six months ended June 30, 2005.
Domestic Oil and Gas segment operating income was $24.4 million for the six months ended June 30, 2006, compared to $16.6 million for the six months ended June 30, 2005. The increase was due primarily to the increase in operating revenue resulting from increased exploration and production activity by our customers.
Air Medical — Air Medical segment operating revenues were $64.3 million for the six months ended June 30, 2006, compared to $49.1 million for the same period in the prior year. Transports increased from 7,469 in the six month period ended June 30, 2005 to 10,133 in the comparable six month period in 2006. Flight hours in this segment were 14,880 for the six months ended June 30, 2006, as compared to 11,573 for the six months ended June 30, 2005. The number of aircraft in the segment at June 30, 2006 was 67 compared to 56 at June 30, 2005. The increase in operating revenue was due to all locations being operational for the full period compared to the prior year during which additional locations were being added throughout the year, and also due to additional flight hours and patient transport activity as a result. Operating revenues in 2006 from the new locations opened in 2005 were $16.6 million. Although patient volumes continue to improve, new locations typically take a number of months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. We expect further volume growth in 2006 and margin improvement due to reduced expansion activity in 2006.
Direct expense for the six months ended June 30, 2006 was $62.4 million compared to $47.1 million for the six months ended June 30, 2005. More than half of the increase was due to an increase in employee costs ($9.0 million) due to additional employees added to support the additional operations. There were also increases in depreciation expense ($1.4 million), insurance costs ($1.3 million), fuel costs ($1.6 million), and aircraft warranty costs ($1.4 million). There was an increase in base operating costs ($0.6 million) related to the additional operating bases. This amount includes rent, utilities, services purchased, supplies, and temporary labor. The increases in each of the direct expense categories are due to the increased number of operating locations.
Segment selling, general and administrative expense was $3.6 million for the six months ended June 30, 2006 compared to $2.9 million for the six months ended June 30, 2005. This increase is due to increases in employee costs ($0.2 million), medical management fees ($0.2 million), and other items ($0.3 million).

Air Medical segment operating loss was $1.7 million for the six months ended June 30, 2006, compared to $0.9 million operating loss for the six months ended June 30, 2005. During the period there was a loss of $2.4 million related to the additional locations that commenced in 2005. New locations typically take several months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. We expect further volume and revenue growth in 2006 and have reduced our rate of expansion in 2006. We also expect the rate of increase in operating costs to slow. As a result, we anticipate improvement in segment operating income over time. Adjustments will be made with respect to areas that do not achieve acceptable profitability levels.
International — International segment operating revenues were $13.2 million for the six months ended June 30, 2006, compared to $12.8 million for the six months ended June 30, 2005. The increase was due to an increase in customer rates. Flight hours for the six months ended June 30, 2006 were 7,244, compared to 7,578 for the six months ended June 30, 2005.
Direct expense for the six months ended June 30, 2006 was $8.6 million compared to $8.5 million for the six months ended June 30, 2005.
Segment selling, general and administrative expense was less than $0.1 million for both six month periods.
The International segment had operating income of $4.5 million for the six months ended June 30, 2006, compared to $4.3 million for the six months ended June 30, 2005. The increase in operating revenues accounts for this increase.
Technical Services — The Technical Services segment operating revenues for the six months ended June 30, 2006 were $3.1 million, compared to $2.7 million in the comparable period in the prior year. The increase was due to certain contractual work with third parties reclassified to the Technical Services segment previously recorded in Domestic Oil and Gas.
Direct expense was $2.4 million for the six months ended June 30, 2006, compared to $2.0 million for the six months ended June 30, 2005. Increased employee costs ($0.2 million) and other expenses ($0.2 million) account for this increase.
The Technical Services segment had operating income of $0.7 million for the six months ended June 30, 2006 and June 30, 2005.
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
Our cash position at June 30, 2006 was $217.6 million, compared to $69.6 million at December 31, 2005. Working capital was $324.3 million at June 30, 2006, as compared to $162.5 million at December 31, 2005, an increase of $161.8 million. The increase in working capital was due to the cash provided by our sale of 4,866,600 non-voting common shares completed in the second quarter of 2006, and the proceeds of a $25 million sale leaseback transaction for three aircraft completed in the first quarter of 2006. The corresponding leases are classified as operating leases and are included in the commitment table set forth below.
Operating Activities
Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $9.4 million for the six months ended June 30, 2005. The increase in net cash provided by operating activities was due primarily to an increase in net earnings of $4.8 million prior to recording the loss on debt restructuring. Capital expenditures were $39.4 million, and gross proceeds of aircraft sales were $28.2 million, including the sale-leaseback transaction described above, for the six months ended June 30, 2006, compared to capital expenditures of $30.9 million and gross proceeds of aircraft and other sales of $6.0 million for the six months ended June 30, 2005. Capital expenditures primarily involve purchases, renewals and capability upgrades of aircraft.
Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.8 million, net of expenses, and will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007. Also on April 12, 2006, we issued $200 million of 7 1/8% Senior Notes due 2013. The offering of these notes was made pursuant to Rule 144A and Regulation S of the Securities Act of 1933. Net proceeds of $196 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
The 7 1/8% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. Estimated annual interest cost of the new Senior Notes is $14.3 million, excluding amortization of issuance costs, which represents a reduction in annual interest cost on the notes of $4.5 million.
We have a $35 million revolving credit facility with a commercial bank that expires on July 31, 2007. As of June 30, 2006, there were $4.0 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2006, we were in compliance with these covenants.
During the quarter ended June 30, 2006, we took delivery of three aircraft that were funded by proceeds from the stock sale. At June 30, 2006, we had orders for two additional transport category aircraft scheduled for delivery in 2006 at an approximate cost of $35.4 million. We also had orders for 28 additional aircraft for service in the Domestic Oil and Gas segment with a total cost of $143.9 million and delivery dates scheduled throughout 2006 and 2007.

The table below sets forth our annual debt, lease and aircraft purchase obligations through 2010 and the aggregate amounts that will be due thereafter. The operating leases are not recorded as liabilities on our balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease 16 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2006	2007	2008	2009	2010	2010
	(Thousands of dollars)
Aircraft purchase commitments (1)	$179,275	$123,745	$55,530	$—	$—	$—	$—

Aircraft lease obligations	134,177	6,532	13,064	13,064	13,064	13,666	74,787

Facility lease obligations	22,435	3,134	2,700	2,246	1,722	1,442	11,191

Revolving credit facility	4,000	—	4,000	—	—	—	—

Senior notes (2)	200,000	—	—	—	—	—	200,000

	$539,887	$133,411	$75,294	$15,310	$14,786	$15,108	$285,978

(1)	These commitments are for aircraft that we intend to fund with proceeds from the equity offerings completed June 2005 and April 2006.

(2)	Amounts reflect new 7 1/8% Senior Notes issued subsequent to March 31, 2006, that mature 2013. The 9 3/8% Senior Notes were retired April 12, 2006 ($184.8 million) and May 1, 2006 ($15.2 million).
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of June 30, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, an updated risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.

New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our 7 1/8% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2006, the market value of the notes was approximately $188.5 million.
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
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We have been named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation. At this stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 1. A. RISK FACTORS
All phases of our operations are subject to significant uncertainties, risks, and other influences. Important factors that could cause our actual results to differ materially from anticipated results or other expectations include the following:
RISKS INHERENT IN OUR BUSINESS
Our operations are affected by adverse weather conditions and seasonal factors.
We are subject to three types of weather-related or seasonal factors:
•	the tropical storm and hurricane season in the Gulf of Mexico;

•	poor weather conditions that often prevail during winter and can generally develop in any season; and

•	reduced daylight hours during the winter months.
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
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 44 of the 151 helicopters used in our domestic oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules (“VFR”). Not all of our pilots are IFR rated. Additionally, most of our air medical fleet currently is not equipped with night vision capability.
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
Once certain new model helicopters are delivered to us, we generally spend between two and three months installing mission-specific and/or customer-specific equipment before we place them into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us.

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
Our operations are regulated by a number of federal and state agencies. All of our flight operations are regulated by the Federal Aviation Administration (“FAA”). Aircraft accidents are subject to the jurisdiction of the NTSB. Standards relating to the workplace health and safety are monitored by the federal Occupational Safety and Health Administration (“OSHA”). Also, we are subject to various federal and state environmental statutes that are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Environmental Matters” beginning on page 27 and “Notes to Condensed Consolidated Financial Statements (unaudited) — Commitments & Contingencies” beginning on page 8.
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
As a result of our recent expansion, even if we are able to generate an acceptable volume of patient transports, we cannot assure you that our new markets will be profitable for us. We generally incurred significant startup costs and lower utilization rates when we entered new air medical markets, which impacted our profitability. Finally, we employ paramedics, nurses and other medical professionals for these operations, which can give rise to medical malpractice claims against us, which, if not fully covered by our medical malpractice insurance, could materially adversely affect our financial condition and results of operations.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects.
We contract with a small number of manufacturers for most of our aircraft expansion support and replacement needs. If any of these manufacturers faced production delays due to, for example, natural disasters or labor strikes, we may experience a significant delay in the delivery of previously ordered aircraft or support of existing aircraft, which would adversely affect our revenues and profitability and could jeopardize our ability to meet the demands of our customers. We have limited alternatives to find alternate sources of new aircraft.
Our international operations are subject to political, economic and regulatory uncertainty.
Our international operations, which represented approximately 8% of our total operating revenues for the year ended December 31, 2005, are subject to a number of risks inherent in operating in lesser developed countries, including:
•	political, social and economic instability;

•	terrorism, kidnapping and extortion;

•	potential seizure or nationalization of assets;

•	import-export quotas; and

•	currency fluctuations or devaluation.
Additionally, our competitiveness in international markets may be adversely affected by government regulation, including regulations requiring:
•	the awarding of contracts to local contractors;

•	the employment of local citizens; and

•	the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local ownership.

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
The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:
•	the supply of, and demand for, oil and natural gas and market expectations regarding supply and demand;

•	actions of OPEC, and Middle Eastern and other oil producing countries, to control prices or change production levels;

•	general economic conditions in the United States and worldwide;

•	war, civil unrest or terrorist activities;

•	governmental regulation; and

•	the price and availability of alternative fuels.
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
We have been in negotiations and mediation with the OPEIU (the Office and Professional Employees International Union, which is the union representing our domestic pilot work force), since expiration of the collective bargaining agreement May 31, 2004. On July 28, 2006, the National Mediation Board released the parties from the mediation process. As a result, a 30-day “cooling off” period commenced and expires August 28, 2006. Following the cooling off period, the Company is free to do whatever is reasonably necessary to continue operations, and the union is free to engage in job actions, including work stoppages or a general strike. Although the outcome of these negotiations cannot be predicted, it is management’s intent to continue working toward an acceptable renewed collective bargaining agreement.
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
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the quarter ended June 30, 2006, 19% of our revenues were attributable to our largest customer. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
Our Chairman of the Board and Chief Executive Officer is also our principal stockholder and has voting control of the Company.
Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 52% of our total voting power. As a result, he exercises control over the election of all of our directors and the outcome of most matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our other stockholders.
Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.
We are a highly leveraged company and, as a result, have significant debt service obligations. As of June 30, 2006, our total indebtedness was $204.0 million, including $200 million of our 7 1/8 % senior notes due 2013. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $160.8 million, net of expenses. We also issued $200 million of 7 1/8% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. These transactions are discussed in more detail under “Management’s Discussion And Analysis of Financial Condition and Results of Operations — Overview” on page 17. As a result of these transactions, our debt to equity ratio at June 30, 2006 was 0.51 to 1.00, as compared to 0.85 to 1.00 at December 31, 2005.
At June 30, 2006, we had $4.0 million in borrowings and $5.1 million in letters of credit outstanding under our revolving line of credit. As of June 30, 2006, availability for borrowings under our revolving credit facility was $25.9 million.

Our substantial indebtedness could have significant negative consequences to us that you should consider. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	increase our vulnerability to general adverse economic and industry conditions and limit our ability to withstand competitive pressures;

•	limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other aspects of our business plan.
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
On June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 2005 Annual Meeting of Stockholders on May 15, 2006. At the meeting, shareholders elected each of the following persons listed below to PHI’s Board of Directors for a term ending at the Company’s 2006 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is opposite such person’s name. The persons listed below constituted the entire Board of Directors of the Company at that time.

	Number of Votes Cast
			Broker
Name of Director	For	Withhold	Non-Vote
Al A. Gonsoulin	1,482,266	0	0
Lance F. Bospflug	1,482,266	0	0
Arthur J. Breault, Jr.	1,482,266	0	0
C. Russell Luigs	1,482,266	0	0
Richard H. Matzke	1,482,266	0	0
Thomas H. Murphy	1,482,266	0	0
Item 5. OTHER INFORMATION
Related Party Transaction
In June, 2006, the Company executed a lease agreement for a hangar and office facility in New Iberia, Louisiana, which is owned by Mr. Gonsoulin, our Chairman and Chief Executive Officer. These facilities replace a facility previously leased from a third party. The lease cost is $4,500 per month, which management believes is at or below a fair market rental. In addition, the Company will make certain improvements at an estimated cost of $0.5 million to accommodate its operations. The cost per square foot including the improvements is expected to be $8.80 compared to a cost of $10.91 per square foot at the prior facility.
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

PHI, Inc.
August 9, 2006	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 9, 2006	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer and Treasurer

Exhibit Index

Exhibits	Description of Exhibit

3.1 (i)	Amended and Restated Articles of Incorporation of the Company.

(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.1	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.4	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

Exhibits	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.