Form 10-Q
period 2006-09-30
PHI INC
filed 2006-11-09
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006

Voting Common Stock Non-Voting Common Stock	2,852,616 shares 12,422,992 shares

PHI, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$164,601	$69,561
Accounts receivable – net of allowance:
Trade	96,931	89,351
Other	4,695	6,766
Inventory, net	54,814	48,123
Assets held for sale	2,384	—
Other current assets	11,289	10,042
Refundable income taxes	138	422

Total current assets	334,852	224,265

Property and equipment, net	337,934	311,678
Other	47,180	13,266

Total Assets	$719,966	$549,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,971	$40,506
Accrued liabilities	8,828	10,807
Accrued vacation payable	3,498	3,811
Accrued interest payable	6,774	3,175
Accrued wages and salaries	5,647	2,439
Notes payable	—	1,000

Total current liabilities	61,718	61,738

Long-term debt	203,500	203,300
Deferred income taxes	41,006	38,906
Other long-term liabilities	9,377	6,214
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	1,229	742
Additional paid-in capital	289,766	129,531
Retained earnings	113,085	108,493

Total shareholders’ equity	404,365	239,051

Total liabilities and shareholders’ equity	$719,966	$549,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues	$109,315	$100,018	$317,844	$261,040
Gain (loss) on disposition of property and equipment, net	621	26	(541)	486
Other	2,659	861	6,076	1,155

	112,595	100,905	323,379	262,681

Expenses:
Direct expenses	93,224	80,184	269,492	217,115
Selling, general and administrative expenses	6,795	6,561	20,203	17,263
Interest expense	4,039	5,061	13,241	15,337
Loss on debt restructuring	—	—	12,790	—

	104,058	91,806	315,726	249,715

Earnings before income taxes	8,537	9,099	7,653	12,966
Income taxes	3,415	3,639	3,061	5,186

Net earnings	$5,122	$5,460	$4,592	$7,780

Weighted average shares outstanding:
Basic	15,288	10,271	13,447	7,288
Diluted	15,306	10,295	13,463	7,314

Net earnings per share
Basic	$0.34	$0.53	$0.34	$1.07
Diluted	$0.33	$0.53	$0.34	$1.06
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$4,592	$7,780
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,389	19,923
Deferred income taxes	2,100	3,806
(Gain) loss on disposition of property & equipment, net	541	(486)
Loss on debt restructuring	12,790	—
Other	594	983
Changes in operating assets and liabilities	(20,226)	(15,187)

Net cash provided by operating activities	22,780	16,819

Cash flows from investing activities:
Purchase of property and equipment	(81,622)	(59,636)
Deposit on aircraft	(23,000)	—
Proceeds from asset dispositions	5,728	6,147
Proceeds from sale-leaseback transaction	25,069	—

Net cash used in investing activities	(73,825)	(53,489)

Cash flows from financing activities:
Proceeds of debt issuance – Senior Notes	200,000	—
Premium and costs to retire debt early	(10,208)	—
Repayment of Senior Notes	(200,000)	—
Debt issuance costs	(4,629)	—
Proceeds from (payments to) line of credit, net	200	(4,775)
Proceeds from stock issuance, net	160,722	113,909
Proceeds from exercise of stock options	—	1,081

Net cash provided by financing activities	146,085	110,215

Increase in cash and cash equivalents	95,040	73,545
Cash and cash equivalents, beginning of period	69,561	18,008

Cash and cash equivalents, end of period	$164,601	$91,553

Supplemental Disclosures Cash Flow Information
Interest paid	$9,021	$9,887

Taxes paid, net	$68	$296

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
2. Segment Information
We have four operating segments: Domestic Oil and Gas, Air Medical, International and Technical Services.
Domestic Oil and Gas segment. We transport personnel and, to a lesser extent, parts and equipment to, from and among offshore platforms, drilling rigs and other offshore facilities in the Gulf of Mexico. We currently operate 150 aircraft in this segment. In 2005, the Domestic Oil and Gas segment represented 60% of our total operating revenues.
Air Medical segment. We provide air medical transportation services for hospitals and emergency service agencies. We currently operate in 14 states with 69 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. Our helicopters transport patients between hospitals as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. In 2005, approximately 31% of our total operating revenues were generated by our air medical operations.
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
Summarized financial information concerning the Company’s reportable operating segments for the quarter ended September 30, 2006 and 2005 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$66,240	$58,952	$194,111	$155,392
Air Medical	35,735	33,905	100,042	82,989
International	5,438	6,766	18,660	19,565
Technical Services	1,902	395	5,031	3,094

Total operating revenues	109,315	100,018	317,844	261,040

Segment direct expenses (1)
Domestic Oil and Gas	55,407	46,773	158,306	126,116
Air Medical	32,560	28,701	94,938	75,799
International	4,137	4,358	12,749	12,824
Technical Services	1,120	352	3,499	2,376

Total direct expenses	93,224	80,184	269,492	217,115

Segment selling, general and administrative expenses
Domestic Oil and Gas	282	256	822	704
Air Medical	1,758	1,741	5,403	4,645
International	20	118	81	182
Technical Services	13	1	71	5

Total selling, general and administrative expenses	2,073	2,116	6,377	5,536

Total direct and selling, general and administrative expenses	95,297	82,300	275,869	222,651

Net segment profit
Domestic Oil and Gas	10,551	11,923	34,983	28,572
Air Medical	1,417	3,463	(299)	2,545
International	1,281	2,290	5,830	6,559
Technical Services	769	42	1,461	713

Total	14,018	17,718	41,975	38,389

Other, net (2)	3,280	887	5,535	1,641
Unallocated selling, general and administrative costs	(4,722)	(4,445)	(13,826)	(11,727)
Interest expense	(4,039)	(5,061)	(13,241)	(15,337)
Loss on debt restructuring	—	—	(12,790)	—

Earnings before income taxes	$8,537	$9,099	$7,653	$12,966

(1)	Included in direct expense are the depreciation expense amounts below:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Domestic Oil and Gas	$4,199	$4,002	$11,832	$12,035
Air Medical	2,343	1,711	6,627	4,631
International	323	233	1,092	886
Technical Services	24	1	38	8

Total	$6,889	$5,947	$19,589	$17,560

Unallocated SG&A	$1,047	$776	$2,800	$2,363

(2)	Including gains (losses) on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters – We have an aggregate estimated liability of $0.2 million as of September 30, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, an updated risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
Long-term Debt – On April 12, 2006, we issued $200 million of 7 1/8% Senior Unsubordinated Notes that mature in 2013. These Notes were offered and sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. Net proceeds of $196 million were used to repurchase $184.8 million of our outstanding 9 3/8% Senior Notes due 2009 pursuant to a tender offer that also closed on April 12, 2006. Our total cost to repurchase those notes was $201.6 million, including the tender offer premium and accrued interest. We called for redemption on May 1, 2006, the remaining $15.2 million of 9 3/8% notes outstanding, at a redemption price of 104.688% of their face amount plus accrued and unpaid interest. Interest on the 7 1/8% notes is payable semi-annually on April 15 and October 15, and those notes mature April 15, 2013. The estimated annual interest cost of the new notes is $14.3 million, excluding amortization of issuance costs, which represents a reduction in annual interest cost on the notes of $4.5 million. As a result of the early redemption of the 9 3/8% notes, a pretax charge of $12.8 million ($7.7 million, net of tax) was recorded as a charge for debt restructuring in the quarter ended June 30, 2006, which consisted of $9.8 million for the early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. We were in compliance with the covenants applicable to these notes as of September 30, 2006.

We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2008. As of September 30, 2006, we had $3.5 million in borrowings and $5.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2006, we were in compliance with these covenants.
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
At September 30, 2006, we had approximately $151.7 million in aggregate commitments under operating leases of which approximately $4.1 million is payable through December 31, 2006, and a total of $16.1 million is payable over the twelve months ended September 30, 2007. Of the total lease commitments, $130.9 million represents commitments for aircraft, including a sale-leaseback transaction completed in the first quarter for three aircraft that had recently been acquired, and facility lease commitments of $20.8 million, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments – At September 30, 2006, we had purchase commitments totaling $248.6 million for aircraft, $72.5 million which we intend to fund with operating leases, and $176.1 million which we expect to fund with cash from the equity offerings completed June 2005 and April 2006.
4. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was $0.2 million at September 30, 2006 and December 31, 2005.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.0 million and $6.3 million at September 30, 2006 and December 31, 2005, respectively.
5. Employees
Union Negotiations — We were in contract negotiations since 2004 with the OPEIU (Office and Professional Employees International Union), which is the union representing our domestic pilot work force, regarding the renewal of the collective bargaining agreement covering our domestic pilots. On July 28, 2006, the National Mediation Board released the Company and the OPEIU from the mediation process. This release started the 30-day “cooling off” period which expired on August 28, 2006. Since the end of the cooling off period, the Company has been free to do whatever is reasonably necessary to continue operations, and the union has been free to engage in job actions, including work stoppages or a general strike. At the conclusion of the cooling off period, we implemented our proposed compensation plan for our pilots which, we believe places those wages slightly above those of our competitors in the relevant sectors.
On September 20, 2006, approximately 237 pilots, out of a total pilot work force of 565, commenced a strike. Currently, approximately 176 pilots remain on strike. Although we implemented our contingency plan on that date, approximately 15% of flight hours in our Domestic Oil and Gas segment, and 10% of flight hours in our Air Medical segment, remain curtailed. Currently, there are no negotiations taking place and there can be no assurance that further negotiations would be successful or any assurance as to the terms of any agreement that may be reached.

Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we have not accrued estimated incentive compensation expense for the nine months ended September 30, 2006. In the quarter ended September 30, 2006, amounts accrued at June 30, 2006 of approximately $1.0 million were reversed due to the estimated impact of the pilot strike on achieving the specified earnings threshold. For the twelve months ended December 31, 2005, we recorded $2.3 million of incentive compensation expense related to the plans.
6. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (‘FASB’) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), ‘Share Based Payment’. SFAS No. 123 (R) supersedes Accounting Principles Board (“APB’’) Opinion No. 25, Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method of and, as such, generally recognized no compensation expense for employee stock options. We have adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method. Under the modified-prospective method, the prior periods’ financial statements are not restated. As no employee stock options were granted in the current period, the adoption of SFAS No. 123 (R) had no impact on our results of operations for the quarter and nine months period ended September 30, 2006. The impact on future periods will be dependent on levels of share based payments granted in the future.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement is a replacement APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and it changes the requirements for the accounting for and reporting a change in accounting principle. The statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine period-specific effects of the change in one or more prior periods presented. In that case the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather that being reported in an income statement. The new statement also requires the accounting principle to be applied prospectively from the earliest date when it is impracticable to determine the effect to all prior periods. This statement was adopted January 1, 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined yet the impact that the adoption of FIN 48 will have on its results of operations or financial position.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its results of operations or financial position.
7. Condensed Consolidating Financial Information
On April 12, 2006, we issued $200 million of 7 1/8% Senior Notes due 2013 and retired $184.8 million of 9 3/8% Series B Senior Notes due 2009. On May 1, 2006, we redeemed the remaining $15.2 million 9 3/8% Series B Senior Notes.
Our 7 1/8% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our Guarantor Subsidiaries.
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses, which will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007.
We had an average of 15.3 million common shares outstanding for the quarter ended September 30, 2006, compared to an average of 10.3 million shares for the quarter ended September 30, 2005. The increase was the result of our equity offering(s) in April 2006 and June 2005.
The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$164,128	$473	$—	$164,601
Accounts receivable – net of allowance	87,118	14,508	—	101,626
Inventory	54,814	—	—	54,814
Assets held for sale	2,384	—	—	2,384
Other current assets	11,264	25	—	11,289
Refundable income taxes	44	94	—	138

Total current assets	319,752	15,100	—	334,852

Intercompany receivable	—	41,739	(41,739)	—
Other assets	47,172	8	—	47,180
Investment in subsidiaries and other	44,395	—	(44,395)	—
Property and equipment, net	329,945	7,989	—	337,934

Total Assets	$741,264	$64,836	$(86,134)	$719,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$54,146	$4,074	$—	$58,220
Intercompany payable	41,739	—	(41,739)	—
Accrued vacation payable	3,209	289	—	3,498

Total current liabilities	99,094	4,363	(41,739)	61,718

Long-term debt	203,500	—	—	203,500
Deferred income taxes and other long-term liabilities	34,305	16,078	—	50,383
Shareholders’ Equity:
Paid-in capital	291,280	4,402	(4,402)	291,280
Retained earnings	113,085	39,993	(39,993)	113,085

Total shareholders’ equity	404,365	44,395	(44,395)	404,365

Total Liabilities and Shareholders’ Equity	$741,264	$64,836	$(86,134)	$719,966

PHI, INC. AND SUBSIDIARIES
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended September 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$94,968	$14,347	$—	$109,315
Management fees	574	—	(574)	—
Gain on dispositions of property and equipment, net	621	—	—	621
Other	2,651	8	—	2,659

	98,814	14,355	(574)	112,595

Expenses:
Direct expenses	82,158	11,066	—	93,224
Management fees	—	574	(574)	—
Selling, general, and administrative	6,042	753	—	6,795
Equity in net income of consolidated subsidiaries	(1,564)	—	1,564	—
Interest expense	4,039	—	—	4,039

	90,675	12,393	990	104,058

Earnings before income taxes	8,139	1,962	(1,564)	8,537
Income taxes	3,017	398	—	3,415

Net earnings	$5,122	$1,564	$(1,564)	$5,122

	For the quarter ended September 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$86,863	$13,155	$—	$100,018
Management fees	476	—	(476)	—
Gain on dispositions of property and equipment, net	26	—	—	26
Other	861	—	—	861

	88,226	13,155	(476)	100,905

Expenses:
Direct expenses	71,028	9,156	—	80,184
Management fees	—	476	(476)	—
Selling, general, and administrative	5,881	680	—	6,561
Equity in net income of consolidated subsidiaries	(1,913)	—	1,913	—
Interest expense	5,061	—	—	5,061

	80,057	10,312	1,437	91,806

Earnings before income taxes	8,169	2,843	(1,913)	9,099
Income taxes	2,709	930	—	3,639

Net earnings	$5,460	$1,913	$(1,913)	$5,460

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$276,355	$41,489	$—	$317,844
Management fees	1,660	—	(1,660)	—
Loss on dispositions of property and equipment, net	(541)	—	—	(541)
Other	6,061	15	—	6,076

	283,535	41,504	(1,660)	323,379

Expenses:
Direct expenses	239,786	29,706	—	269,492
Management fees	—	1,660	(1,660)	—
Selling, general, and administrative	18,083	2,120	—	20,203
Equity in net income of consolidated subsidiaries	(5,755)	—	5,755	—
Interest expense	13,241	—	—	13,241
Loss on debt restructuring	12,790	—	—	12,790

	278,145	33,486	4,095	315,726

Earnings before income taxes	5,390	8,018	(5,755)	7,653
Income taxes	798	2,263	—	3,061

Net earnings	$4,592	$5,755	$(5,755)	$4,592

	For the nine months ended September 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Operating revenues	$222,288	$38,752	$—	$261,040
Management fees	1,629	—	(1,629)	—
Gain on dispositions of property and equipment, net	486	—	—	486
Other	1,155	—	—	1,155

	225,558	38,752	(1,629)	262,681

Expenses:
Direct expenses	192,081	25,034	—	217,115
Management fees	—	1,629	(1,629)	—
Selling, general, and administrative	15,280	1,983	—	17,263
Equity in net income of consolidated subsidiaries	(6,843)	—	6,843	—
Interest expense	15,337	—	—	15,337

	215,855	28,646	5,214	249,715

Earnings before income taxes	9,703	10,106	(6,843)	12,966
Income taxes	1,923	3,263	—	5,186

Net earnings	$7,780	$6,843	$(6,843)	$7,780

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,572	$208	$—	$22,780

Cash flows from investing activities:
Purchase of property and equipment	(81,428)	(194)	—	(81,622)
Deposit on aircraft	(23,000)	—	—	(23,000)
Proceeds from asset dispositions	5,728	—	—	5,728
Proceeds from sale-leaseback transactions	25,069	—	—	25,069

Net cash used in investing activities	(73,631)	(194)	—	(73,825)

Cash flows from financing activities:
Proceeds of debt issuance – senior notes	200,000	—	—	200,000
Premium and costs to retire debt early	(10,208)	—	—	(10,208)
Repayment of senior notes	(200,000)	—	—	(200,000)
Debt issuance costs	(4,629)	—	—	(4,629)
Proceeds from line of credit, net	200	—	—	200
Proceeds from stock issuance, net	160,722	—	—	160,722

Net cash provided by financing activities	146,085	—	—	146,085

Increase in cash and cash equivalents	95,026	14	—	95,040
Cash and cash equivalents, beginning of period	69,102	459	—	69,561

Cash and cash equivalents, end of period	$164,128	$473	$—	$164,601

	For the nine months ended September 30, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$16,673	$146	$—	$16,819

Cash flows from investing activities:
Purchase of property and equipment	(59,636)	—	—	(59,636)
Proceeds from asset dispositions	6,147	—	—	6,147

Net cash used in investing activities	(53,489)	—	—	(53,489)

Cash flows from financing activities:
Payments on line of credit, net	(4,775)	—	—	(4,775)
Proceeds from stock issuance, net	113,909	—	—	113,909
Proceeds from exercise of stock options	1,081	—	—	1,081

Net cash provided by financing activities	110,215	—	—	110,215

Increase in cash and cash equivalents	73,399	146	—	73,545
Cash and cash equivalents, beginning of period	17,701	307	—	18,008

Cash and cash equivalents, end of period	$91,100	$453	$—	$91,553

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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours; the effect on demand for our services caused by volatility of oil and gas prices; the effect on our operating costs of volatile fuel prices; adverse weather conditions; the availability and cost of capital required to acquire aircraft; environmental risks; the activities of our competitors; changes in government regulation; results of collective bargaining negotiations with the union representing our pilots, or the effects of not reaching any agreement with the union; the strike that was recently initiated by some of our pilots and any unanticipated developments in or outcomes from that strike; the effects of any other labor strife, whether or not related to the pilots’ strike; operating hazards; risks related to operating in foreign countries; the ability to obtain adequate insurance at an acceptable cost, and the effects on our ability to do so of the location of many of our operations in areas that are vulnerable to hurricanes; and the ability to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, the Risk Factors section of this report, and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2005. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the third quarter of 2006 were $109.3 million compared to $100.0 million for 2005, an increase of $9.3 million. The increase in the Domestic Oil and Gas segment was due to additional aircraft on contract, related to increased exploration and production activity by our customers in the Gulf of Mexico, particularly in the deepwater areas. Air Medical segment revenues increased due to all operating locations being in service for the full quarter compared to the prior year when additional locations were being added throughout the year. Technical Services revenue increased as a result of reclassifying to the Technical Services segment certain contractual third party work that was previously recorded in Domestic Oil and Gas. International revenues declined due to a reduction in flight hour activity and the scheduled release of one aircraft from contract by the customer in the previous quarter. Although revenue increased for the quarter, the estimated effect on revenue of the strike by some of our pilots, which began on September 20, was a decrease of $2.2 million in the Domestic Oil and Gas and $0.8 million in the Air Medical segments as compared to amounts that would have been realized based on pre-strike business activity. The strike also caused us to incur additional costs, including pilot overtime, last paychecks for striking pilots, and additional security at our Lafayette corporate headquarters and at all bases. The total of those additional costs was $0.9 million for the month of September. These amounts were partially offset by the reversal of an accrual for incentive compensation of $1.0 million, as it is not probable that we will meet the requirements of the plan. The effects of the strike beyond September 2006 are discussed below.

Net earnings were $5.1 million ($0.33 per diluted share) for the quarter ended September 30, 2006, compared to net earnings of $5.5 million ($0.53 per diluted share) for the quarter ended September 30, 2005. Fully diluted shares outstanding at September 30, 2006, were 15,306,000, compared to 10,295,000 at September 30, 2005. Earnings before tax for the quarter ended September 30, 2006 were $8.5 million compared to $9.1 million for the quarter ended September 30, 2005.
Flight hours were 39,534 for the three months ended September 30, 2006, compared to 41,696 flight hours for the three months ended September 30, 2005. The effect of the strike was an initial reduction of approximately 20% in flight hours, which then improved to an average of 15% after the first few days of the strike. Flight hours in the Domestic Oil and Gas segment were running ahead of the prior year until the strike went into effect resulting in a decrease for the full quarter. The Air Medical segment experienced an increase in flight hours for the quarter although there was a decrease in flight hours in September 2006 related to the strike. Flight hours for the International segment decreased for the quarter. The number of aircraft in service at September 30, 2006 was 235 as compared to 234 at September 30, 2005. Since September 30, 2005, we have sold or disposed of 22 light aircraft and added 23 new aircraft.
We are continuing to increase the number of aircraft in our Domestic Oil and Gas and International segments. During the quarter, we ordered an additional two transport category aircraft, four medium, and twelve light aircraft. Certain of these additional aircraft are replacement aircraft. At September 30, 2006, we had orders for four additional transport category aircraft scheduled for delivery in 2006 and 2007 at an approximate cost of $72.5 million. In addition, we had orders for 39 additional light and medium aircraft with a total cost of $176.1 million scheduled for delivery throughout 2006, 2007 and 2008. The aircraft on order are for service in the Domestic Oil and Gas and International segments and are based on a combination of customer commitments and our assessment of customer requirements.
As we reported in a press release September 20, 2006, the pilots represented by the OPEIU (the Office and Professional Employees International Union), commenced a general strike effective September 20, 2006, which affected both the Domestic Oil and Gas and Air Medical segments. Approximately 237 pilots initially participated in this strike, out of a total pilot work force of 564, which excludes pilots on sick leave or leave of absence. Approximately 176 pilots currently remain on strike, as 42 pilots have returned to work and others took permanent positions elsewhere. Additionally, we have been hiring additional pilots since September 1, 2006, following implementation of a new compensation package that is identical to the package we offered in our negotiations with OPEIU and we believe this package is superior to those provided by our principal competitors in the Gulf of Mexico and in the air medical industry. To date, through our hiring program and the return of striking pilots, we have increased our total pilot workforce to 454, 17 of whom are still in training, and we continue to process new applications. As a result, less than one-half of the pilot positions are unfilled when compared to the initial number of striking pilots. The flight qualifications and experience of those being hired equal or exceed PHI’s requirements in all cases.
We estimate that the continuing effects of the strike in October 2006 will be a reduction in revenue of $4.5 to $5.0 million as compared to amounts that would have been realized based on pre-strike business activity. The reduction in revenue is expected to continue until a sufficient number of additional pilots can be hired, trained and deployed to allow us to return to normal operating levels. We believe that improvements in revenue will begin to occur in November 2006. If additional striking pilots return to work, that will also favorably affect flight hours and revenue. We expect to incur monthly operating losses until the pilot complement that existed before the strike is restored through the hiring and training process, and/or a sufficient number of striking pilots return to work. It is difficult to assess the time frame over which that will occur or the level of losses that will be incurred over that period. In management’s opinion, however, the unfavorable economic impact of acceding to the union’s demands and the negative impact on the long term health of PHI’s future growth plans substantially outweigh the short term negative effects of this strike.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2006 and 2005:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Flight hours:
Domestic Oil and Gas	28,678	29,896	83,921	80,292
Air Medical	7,986	7,811	22,866	19,384
International	2,870	3,989	10,114	11,567

Total	39,534	41,696	116,901	111,243

Air Medical Transports (1)	5,661	5,018	15,794	12,489

	September 30,
	2006	2005
Aircraft operated at period end:
Domestic Oil and Gas	150	158
Air Medical	69	60
International	16	16

Total (2)	235	234

(1)	Represents individual patient transports for the period. Flight hours for these transports are included above.

(2)	Includes 12 aircraft as of September 30, 2006 and 2005, respectively that are customer owned.
Quarter Ended September 30, 2006 compared with Quarter Ended September 30, 2005
Combined Operations
Revenues – Operating revenues for the three months ended September 30, 2006 were $109.3 million compared to $100.0 million for the three months ended September 30, 2005, an increase of $9.3 million. This increase was due to an increase in our Domestic Oil and Gas, Air Medical, and Technical Services segments, offset by a decrease in International. Although revenue increased for the quarter, the effect on revenue of the strike, which began on September 20, was a decrease of $2.2 million in Domestic Oil and Gas and $0.8 million in the Air Medical segments. The increase in operating revenues in the Domestic Oil and Gas segment was due to increased exploration and production activity by our customers in the Gulf of Mexico, particularly in the deepwater areas. The increase in Air Medical revenues was due to all operating locations being in service for the full quarter compared to the prior year when additional locations were being added throughout the year. The increase in Technical Services revenue resulted from reclassifying to the Technical Services segment certain contractual work for third parties that was previously recorded in Domestic Oil and Gas. The decrease in International was due to a reduction in flight hour activity and the scheduled release of one aircraft from contract by the customer in the previous quarter.
Flight hours were 39,534 for the three months ended September 30, 2006, compared to 41,696 flight hours for the three months ended September 30, 2005. Flight hours in the Domestic Oil and Gas segment were running ahead of the prior year until the strike commenced causing a decrease for the full quarter. The Air Medical segment experienced an increase in flight hours for the quarter although there was a decrease in flight hours in September related to the strike. Flight hours for the International segment decreased for the quarter. The number of aircraft in service at September 30, 2006 was 235 as compared to 234 at September 30, 2005, and 235 at December 31, 2005. We have sold or disposed of 22 light aircraft since September 30, 2005, and added 23 new aircraft during this period. We are continuing to increase the number of aircraft in our Domestic Oil and Gas segment based on customer commitments and discussions with our customers regarding their planned activities. We currently have 43 aircraft on order for delivery through 2008.
Other Income and Gains – Gain on equipment dispositions was $0.6 million for the three months ended September 30, 2006, compared to a gain of less than $0.1 million for the three months ended September 30, 2005. The gain for the current quarter was due to the sale of three light aircraft.
Other income was $2.7 million for the three months ended September 30, 2006 compared to $0.9 million for three months ended September 30, 2005, and primarily represents interest income on unspent proceeds from our recent stock offering.
Direct Expenses – Direct operating expense was $93.2 million for the three months ended September 30, 2006, compared to $80.2 million for three months ended September 30, 2005, an increase of $13.0 million. Direct expense increased in the Domestic Oil and Gas segment ($8.6 million) due to increased activity mentioned above, and increased in the Air Medical segment ($3.9 million) due to locations being operational for the full period compared to part of the period in the prior year, and the remaining two operating segments account for the remaining increase ($0.5 million). These increases are discussed in the Segment Discussion below.
On a combined basis, the direct expense increased due to increases in employee costs ($6.3 million) as a result of payroll increases and additional personnel due to the expansion in the Air Medical segment ($3.7 million) and additional personnel and overtime increases in all other segments ($2.6 million), aircraft rent ($1.5 million) due to additional aircraft on lease, aircraft warranty costs ($2.0 million) due to additional aircraft covered under manufacturers’ warranty programs, and fuel ($0.9 million) due to increased prices and flight activity. In addition, there were increases in depreciation ($1.1 million), contracted base support personnel ($0.6 million) and contract pilots ($0.6 million) in the Domestic Oil and Gas segment.
Selling, General, and Administrative Expenses – Selling, general and administrative expense was $6.8 million for the three months ended September 30, 2006, compared to $6.6 million for the three months ended September 30, 2005, an increase of $0.2 million. This increase was primarily a result of increased property insurance costs.
Interest Expense – Interest expense was $4.0 million for the quarter ended September 30, 2006, compared to $5.1 million for the quarter ended September 30, 2005. The decrease was a result of refinancing our $200 million 9 3/8% senior notes at 7 1/8%.
Income Taxes – Income tax expense for the three months ended September 30, 2006 was $3.4 million, an effective rate of 40%, compared to $3.6 million for the three months ended September 30, 2005, also an effective rate of 40%.
Earnings – Our net income for the three months ended September 30, 2006 was $5.1 million compared to net income of $5.5 million for the three months ended September 30, 2005. Earnings before tax for the three months ended September 30, 2006 was $8.5 million compared to $9.1 million for the same period in 2005. We estimate that the effect of the strike on earnings before tax was $3.9 million ($2.3 million after tax).
Segment Discussion
Domestic Oil and Gas – Domestic Oil and Gas segment revenues were $66.2 million for the three months ended September 30, 2006, compared to $58.9 million for the three months ended September 30, 2005.

Domestic Oil and Gas revenue for the quarter increased $7.3 million as a result of an increase of $9.5 million due to additional aircraft under contract and certain contractual rate increases, offset by a $2.2 million negative impact due to the strike. The segment also experienced a decrease in flight hours as a result of the strike. We estimate an average decrease of 15% in flight hours for the period impacted by the strike. Flight hours were 28,678 for the current quarter compared to 29,896 for the same quarter in the prior year.
The number of aircraft in the segment at September 30, 2006 was 150 compared to 158 at September 30, 2005. We sold or disposed of 22 light aircraft in the Domestic Oil and Gas segment since September 30, 2005, and we converted five medium aircraft in the segment to air medical use. In total, we have added 19 new aircraft to the Domestic Oil and Gas segment since September 30, 2005. We continue to increase the number of aircraft in our Domestic Oil and Gas segment based on customer commitments and discussions with our customers regarding their planned activities. We have a total of 43 aircraft on order for delivery through 2008. Certain of the aircraft on order are for replacement of older aircraft.
Direct expense in our Domestic Oil and Gas segment was $55.4 million for the three months ended September 30, 2006, compared to $46.8 million for the quarter ended September 30, 2005. The increase of $8.6 million was due to increases in employee costs ($2.5 million) due to an increase in the number of employees and increases in overtime pay; aircraft rent ($1.4 million) due to additional aircraft on lease; aircraft warranty costs ($1.6 million) due to additional aircraft covered under manufacturers’ warranty programs; fuel ($0.3 million) due to increased prices (reimbursement for costs above a contracted per gallon cost is included in revenue); component repair costs ($0.5 million); and insurance costs ($0.2 million). In addition, there were increases in contract pilot costs ($0.6 million), non-aircraft supplies purchases ($0.5 million), contracted base support personnel ($0.6 million), depreciation expense ($0.2 million), and other operating expenses ($0.2 million).
Our Domestic Oil and Gas segment’s operating income was $10.6 million for the three months ended September 30, 2006, compared to $11.9 million for the three months ended September 30, 2005. We estimate the decrease directly related to the strike was $2.7 million, which includes the revenue reduction and the net of additional costs.
Air Medical – Air Medical segment revenues were $35.7 million for the three months ended September 30, 2006, compared to $33.9 million for the three months ended September 30, 2005, an increase of $1.8 million. Notwithstanding the increase in revenue, the effect of the strike was a decrease of $0.8 million in operating revenues. We experienced a 13% increase in medical transports, increasing to 5,661 in 2006 from 5,018 in 2005. Flight hours were 7,986 for the three months ended September 30, 2006, compared to 7,811 for the three months ended September 30, 2005. The number of aircraft in the segment was 69 at September 30, 2006, compared to 60 at September 30, 2005. Since inception of the expansion in late 2003, we have opened 37 operating locations, with 22 opened in 2004 and 15 opened in 2005. Although patient transport volumes improved in the quarter, the strike had an unfavorable impact on transport volume. Unless the strike continues for a protracted period, we expect further volume growth in 2006 and margin improvement due to reduced expansion activity in 2006.
Direct expenses in our Air Medical segment were $32.6 million for the three months ended September 30, 2006, compared to $28.7 million for the three months ended September 30, 2005, due to more operating locations and additional flight hours. The $3.9 million increase was primarily due to increases in employee costs ($3.7 million). Of this increase, $3.4 million was a result of the new locations opened in the prior year being in service for the full quarter. Other items increased $0.2 million.
Selling, general and administrative expense was $1.8 million for the three months ended September 30, 2006, compared to $1.7 million for the three months ended September 30, 2005.
Our Air Medical segment’s operating income was $1.4 million for the three months ended September 30, 2006, compared to $3.5 million for the three months ended September 30, 2005. We estimate that the effect of the strike on segment operating income was $1.2 million. New locations typically take several months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. Unless the strike continues for a protracted period, we expect further volume and revenue growth in 2006. We also expect the rate of increase in operating costs to slow. As a result, we anticipate improvement in segment operating income over time. Adjustments will be made with respect to areas that do not achieve acceptable profitability levels.
International – International segment revenues were $5.4 million for the three months ended September 30, 2006, compared to $6.8 million for the three months ended September 30, 2005. The decrease was due to a reduction in flight hours for the three months ended September 30, 2006 to 2,870, compared to 3,989 for the three months ended September 30, 2005, as a result of the scheduled release of one aircraft from contract by the customer in the second quarter. The number of aircraft in the segment was 16 for the three months ended September 30, 2006 and September 30, 2005. We are pursuing certain international projects, and as a result, have dedicated certain of the aircraft on order to the International segment.
Direct expenses in our International segment were $4.1 million for the three months ended September 30, 2006, compared to $4.4 million for the three months ended September 30, 2005. The decrease was due primarily to a decrease in aircraft parts usage of $0.3 million due to decreased flight hour activity.
Our International segment had operating income of $1.3 million for the three months ended September 30, 2006, compared to operating income of $2.3 million for the three months ended September 30, 2005. The decrease in operating income was due to the decrease in revenue.
Technical Services – Technical Services revenues were $1.9 million for the three months ended September 30, 2006, compared to $0.4 million for the three months ended September 30, 2005. The increase in Technical Services revenue is due to the reclassification of certain contractual work for third parties to Technical Services that was previously recorded in Domestic Oil and Gas.
Direct expenses in our Technical Services segment were $1.1 million for the three months ended September 30, 2006, compared to $0.4 million for the three months ended September 30, 2005. The increase was for the same reason described in the previous paragraph.
Our Technical Services segment had operating income of $0.8 million for the three months ended September 30, 2006, compared to less than $0.1 million for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 compared with Nine Months Ended September 30, 2005
Combined Operations
Revenues – Operating revenues for the nine months ended September 30, 2006, were $317.8 million, compared to $261.0 million for the nine months ended September 30, 2005, an increase of $56.8 million, due to increased operating revenues in all segments except International. The increase in operating revenues in the Domestic Oil and Gas segment ($38.7 million) was due to increased exploration and production activity by our customers in the Gulf of Mexico, particularly in the deepwater areas. The increase in Air Medical revenues ($17.1 million) was due to all operating locations being in service for the period compared to the prior period during which additional locations were being added throughout the period. The International segment revenues decreased ($0.9 million) a reduction in flight hours. The increase in Technical Services revenue ($1.9 million) was due to reclassifying to the Technical Services segment certain contractual third party work previously recorded in Domestic Oil and Gas.
Total flight hours were 116,901 for the nine months ended September 30, 2006, compared to 111,243 for the nine months ended September 30, 2005. Patient transports were 15,794 for the current nine months, compared to 12,489 for the same period in the prior year.

Other Income and Losses – Losses on equipment dispositions was $0.5 million for the nine months ended September 30, 2006, compared to a gain of $0.5 million for the nine months ended September 30, 2005. The net loss was due primarily to the sale of six light aircraft in the second quarter, 2006.
Other income, which primarily represents interest income on unspent proceeds from our recent stock offering, was $6.1 million for the nine months ended September 30, 2006 as compared to $1.2 million for the nine months ended September 30, 2005.
Direct Expenses – Direct operating expense was $269.5 million for the nine months ended September 30, 2006, compared to $217.1 million for nine months ended September 30, 2005, an increase of $52.4 million. Direct expense increased $32.2 million in the Domestic Oil and Gas segment due to increased operations, and increased $19.1 million in the Air Medical segment due to more operating locations for the full period compared to the prior period. Direct expense also increased $1.1 million in the Technical Services segment due to certain contractual work with third parties reclassified from Domestic Oil and Gas segment. Employee compensation cost increased ($19.9 million) due primarily to Air Medical operations for the reasons previously mentioned; helicopter lease expense increased ($5.5 million) due to additional aircraft on operating leases; aircraft warranty cost increased ($6.9 million) due to additional aircraft covered under manufacturer’s warranty programs; and fuel costs increased ($5.4 million) (fuel costs above a certain contractual rate are invoiced to the customer and included in operating revenue). Insurance cost increased ($4.4 million) primarily due to a $3.0 million contractual credit related to favorable loss experience recorded in the prior year and also due to increased hull values related to new aircraft deliveries. Contract pilot costs increased ($1.4 million) as well as other contract base support personnel ($1.1 million). There were also increases in depreciation ($2.2 million), component repair costs ($1.6 million), property taxes ($0.4 million), field base security costs ($0.6 million), medical billing services ($0.8 million), non-aircraft supplies ($1.4 million), and other items ($0.8 million).
Selling, General, and Administrative Expenses – Selling, general, and administrative expenses for the nine months ended September 30, 2006 were $20.2 million, compared to $17.3 million for the nine months ended September 30, 2005, an increase of $2.9 million. This increase was a result of increases in employee costs ($0.6 million), depreciation expense ($0.4 million), insurance costs ($0.7 million), consulting fees ($0.3 million) and other items ($0.9 million).
Interest Expense – Interest expense was $13.2 million for the nine month period ended September 30, 2006, compared to $15.3 million for the nine months ended September 30, 2005. The decrease was due to early redemption of the 9 3/8% Senior Notes, reissued at 7 1/8% in April, 2006.
Loss on Debt Restructuring – A pretax charge of $12.8 million was recorded due to the early redemption of the 9 3/8% Senior Notes. This charge consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
Income Taxes – Income tax expense for the nine months ended September 30, 2006 was $3.1 million, an effective rate of 40%, compared to income tax expense of $5.2 million for the nine months ended September 30, 2005, also an effective rate of 40%.
Earnings – Earnings before tax for the nine months ended September 30, 2006 was $7.7 million, compared to earnings before tax of $13.0 million for the nine months ended September 30, 2005. Net income after tax for the nine months ended September 30, 2006 was $4.6 million, compared to net income after tax of $7.8 million for the nine months ended September 30, 2005. As previously mentioned, net income before tax for the nine months ended September 30, 2006, includes a charge of $12.8 million for the early redemption of our 9 3/8% Senior Notes. Exclusive of the loss on debt restructuring, net of tax effects, earnings for the nine months ended September 30, 2006, were $12.3 million, compared to $7.8 million for the year earlier. Also as previously discussed, the strike by the pilots’ union had a negative impact on earnings.

Segment Discussion
Domestic Oil and Gas – Domestic Oil and Gas segment operating revenues were $194.1 million for the nine months ended September 30, 2006, compared to $155.4 million for the nine months ended September 30, 2005. Flight hours were 83,921 for the nine months ended September 30, 2006, compared to 80,292 for the nine months ended September 30, 2005. The increase in operating revenues was due to the increased exploration and production activity by our customers, particularly in the deepwater areas of the Gulf of Mexico.
Direct expense in the Domestic Oil and Gas segment increased $32.2 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The increase was due to increases in employee costs ($5.8 million), aircraft parts usage due to increased flight hour activity ($0.8 million), aircraft rent ($5.2 million), aircraft warranty costs ($5.2 million) due to additional aircraft covered under manufacturer’s warranty programs, and fuel costs ($3.2 million). Insurance expense also increased ($3.0 million) due to a contractual credit recorded in the prior year related to favorable loss experience. Other increases include component repair costs ($2.1 million), contracted base support personnel ($1.1 million), contract pilot costs ($1.4 million), other contracted services ($0.3 million), lodging expenses ($1.1 million), non-aircraft supplies ($1.5 million), base security costs ($0.6 million), training costs ($0.3 million), and other items ($0.6 million).
Selling, general and administrative expense charged to the Domestic Oil and Gas segment was $0.7 million for the nine months ended September 30, 2006 and September 30, 2005.
Domestic Oil and Gas segment operating income was $35.0 million for the nine months ended September 30, 2006, compared to $28.6 million for the nine months ended September 30, 2005. The increase was due primarily to the increase in operating revenue resulting from increased exploration and production activity by our customers. The strike by the pilots’ union also had a negative impact on the segment’s earnings.
Air Medical – Air Medical segment operating revenues were $100.0 million for the nine months ended September 30, 2006, compared to $83.0 million for the same period in the prior year. Transports increased to 15,794 in the nine months ended September 30, 2006, from 12,489 in the nine month period ended September 30, 2005. Flight hours in this segment were 22,866 for the nine months ended September 30, 2006, as compared to 19,384 for the nine months ended September 30, 2005. The number of aircraft in the segment at September 30, 2006 was 69 compared to 60 at September 30, 2005. The increase in operating revenue was due to all locations being operational for the full period compared to the prior year during when additional locations were being added throughout the year, and also due to additional flight hours and patient transport activity as a result. Operating revenues in 2006 from the new locations opened in 2005 were $11.3 million. Although patient volumes continue to improve, new locations typically take a number of months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. Unless the strike continues for a protracted period, we expect further volume growth in 2006 and margin improvement due to reduced expansion activity in 2006.
Direct expense for the nine months ended September 30, 2006 was $95.0 million compared to $75.8 million for the nine months ended September 30, 2005. More than half of the increase was due to an increase in employee costs ($12.7 million) due to additional employees added to support the additional operations. There were also increases in depreciation expense ($2.0 million), insurance costs ($1.3 million), fuel costs ($2.2 million), and aircraft warranty costs ($1.7 million), and a decrease in other items ($0.7 million). The increases in each of the direct expense categories are due to the operating locations opened in 2005 being in service for the full period in 2006.

Segment selling, general and administrative expense was $5.4 million for the nine months ended September 30, 2006 compared to $4.6 million for the nine months ended September 30, 2005. This increase is due to increases in employee costs ($0.2 million), medical management fees ($0.2 million), facilities rent and utilities ($0.2 million), and other items ($0.2 million).
Air Medical segment operating loss was $0.3 million for the nine months ended September 30, 2006, compared to $2.5 million operating income for the nine months ended September 30, 2005. During the period there was a loss of $2.1 million related to the additional locations that commenced in 2005. New locations typically take several months to build sufficient volume to absorb facility operating costs and achieve profitable aircraft utilization levels. Unless the strike continues for a protracted period, we expect further volume and revenue growth in 2006. We also expect the rate of increase in operating costs to slow. As a result, we anticipate improvement in segment operating income over time. Adjustments will be made with respect to areas that do not achieve acceptable profitability levels. There was also a negative impact as a result of the strike by the pilots’ union.
International – International segment operating revenues were $18.7 million for the nine months ended September 30, 2006, compared to $19.6 million for the nine months ended September 30, 2005. The decrease was due to a decrease in flight hours. Flight hours for the nine months ended September 30, 2006 were 10,114, compared to 11,567 for the nine months ended September 30, 2005.
Direct expense for the International segment was $12.7 million for the nine months ended September 30, 2006, compared to $12.8 million for the nine months ended September 30, 2005.
Segment selling, general and administrative expense was less than $0.1 million for the nine month ended September 30, 2006, compared to $0.2 million for the nine months ended September 30, 2005.
The International segment had operating income of $5.8 million for the nine months ended September 30, 2006, compared to $6.6 million for the nine months ended September 30, 2005. The decrease in operating revenues accounts for this decrease.
Technical Services – The Technical Services segment operating revenues for the nine months ended September 30, 2006 were $5.0 million, compared to $3.1 million in the comparable period in the prior year. The increase was due to reclassifying to the Technical Services segment certain contractual third party work that was previously recorded in Domestic Oil and Gas.
Direct expense was $3.5 million for the nine months ended September 30, 2006, compared to $2.4 million for the nine months ended September 30, 2005. Increased employee costs ($0.3 million) and other expenses ($0.8 million) account for this increase.
The Technical Services segment had operating income of $1.5 million for the nine months ended September 30, 2006, compared to $0.7 million for the nine months ended September 30, 2005.
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

Our cash position at September 30, 2006 was $164.6 million, compared to $69.6 million at December 31, 2005. Working capital was $273.1 million at September 30, 2006, as compared to $162.5 million at December 31, 2005, an increase of $110.6 million. The increase in working capital was due to the cash provided by our sale of 4,866,600 non-voting common shares completed in the second quarter of 2006, and the proceeds of a $25 million sale leaseback transaction for three aircraft completed in the first quarter of 2006. The corresponding leases are classified as operating leases and are included in the commitment table set forth below.
Operating Activities
Net cash provided by operating activities was $22.8 million for the nine months ended September 30, 2006, compared to $16.8 million for the nine months ended September 30, 2005. The increase was due primarily to an increase in net earnings of $4.5 million prior to recording the loss on debt restructuring. Capital expenditures were $81.6 million, and gross proceeds of aircraft sales were $30.8 million, including the sale-leaseback transaction described above, for the nine months ended September 30, 2006, compared to capital expenditures of $59.6 million and gross proceeds of aircraft and other sales of $6.1 million for the nine months ended September 30, 2005. Capital expenditures primarily involve purchases, renewals and capability upgrades of aircraft.
Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses, and will be used to fund the acquisition of aircraft to be delivered in 2006 and 2007. Also on April 12, 2006, we issued $200 million of 7 1/8% Senior Notes due 2013. The offering of these notes was made pursuant to Rule 144A and Regulation S of the Securities Act of 1933. Net proceeds of $196 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
The 7 1/8% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. Estimated annual interest cost of the new Senior Notes is $14.3 million, excluding amortization of issuance costs, which represents a reduction in annual interest cost on the notes of $4.5 million as compared to our previous 9 3/8% Senior Notes.
We have a $35 million revolving credit facility with a commercial bank that expires on September 1, 2008. As of September 30, 2006, there were $3.5 million in borrowings and $5.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2006, we were in compliance with these covenants.
During the quarter ended September 30, 2006, we took delivery of six aircraft that were funded by proceeds from the stock sale. At September 30, 2006, we had orders for four additional transport category aircraft scheduled for delivery in 2006 and 2007 at an approximate cost of $72.5 million. We intend to execute an operating lease for these aircraft. We also had orders for 39 additional aircraft primarily for service in the Domestic Oil and Gas segment, but also some of which are for the

International segment with a total cost of $176.1 million and delivery dates scheduled throughout 2006, 2007 and 2008.
We believe that cash flow from operations and available lines of credit will be sufficient to fund operating requirements and required interest payments on the Notes for the next twelve months. We believe we will be able to fund aircraft acquisitions from available cash and operating lease agreements.
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

		Payment Due by Year
							Beyond
	Total	2006	2007	2008	2009	2010	2010
	(Thousands of dollars)
Aircraft purchase commitments (1)	$248,570	$92,119	$139,222	$17,229	$—	$—	$—

Aircraft lease obligations	130,911	3,266	13,064	13,064	13,064	13,666	74,787

Facility lease obligations	20,783	818	2,963	2,433	1,816	1,529	11,224

Revolving credit facility	3,500	—	—	3,500	—	—	—

Senior notes (2)	200,000	—	—	—	—	—	200,000

	$603,764	$96,203	$155,249	$36,226	$14,880	$15,195	$286,011

(1)	These commitments are for aircraft that we intend to fund with proceeds from the equity offerings completed June 2005 and April 2006, with the exception of $72.5 million related to transport category aircraft that will be funded with an operating lease.

(2)	Amounts reflect new 7 1/8% Senior Notes issued subsequent to March 31, 2006, that mature 2013. The 9 3/8% Senior Notes were retired April 12, 2006 ($184.8 million) and May 1, 2006 ($15.2 million).
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of September 30, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. LDEQ is reviewing the assessment report and has requested that the Site Assessment Report be updated to include recent analytical data and be resubmitted for further LDEQ review. Once LDEQ completes its review and reports on whether all contamination has been fully defined, an updated risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point,

LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our 7 1/8% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2006, the market value of the notes was approximately $189.0 million.
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
Our operations are regulated by a number of federal and state agencies. All of our flight operations are regulated by the Federal Aviation Administration (“FAA”). Aircraft accidents are subject to the jurisdiction of the NTSB. Standards relating to the workplace health and safety are monitored by the federal Occupational Safety and Health Administration (“OSHA”). Also, we are subject to various federal and state environmental statutes that are discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Environmental Matters” beginning on page 27 and “Notes to Condensed Consolidated Financial Statements (unaudited) – Commitments & Contingencies” beginning on page 8.
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

RISKS SPECIFIC TO OUR COMPANY
Approximately 176 of our pilots are currently conducting a general strike.
We were in contract negotiations since 2004 with the OPEIU (Office and Professional Employees International Union), which is the union representing our domestic pilot work force, regarding the renewal of the collective bargaining agreement covering our domestic pilots. On July 28, 2006, the National Mediation Board released the Company and the OPEIU from the mediation process. This started the 30-day “cooling off” period which expired on August 28, 2006. Since the end of the cooling off period, the Company has been free to do whatever is reasonably necessary to continue operations, and the union has been free to engage in job actions, including work stoppages or a general strike. At the conclusion of the cooling off period, we implemented our proposed compensation for our pilots which, we believe places those wages slightly above those of our competitors in the relevant sectors.
On September 20, 2006, approximately 237 pilots commenced a strike. Currently, approximately 176 pilots remain on strike. Although we implemented our contingency plan on that date, approximately 15% of flight hours in our Domestic Oil and Gas segment, and 10% of flight hours in our Air Medical segment, remain curtailed. The strike adversely affected our revenues and operating results in the third quarter and is expected to continue to do so until we are able to restore operations to normal levels through additional hiring, the return of striking pilots or a settlement of the strike. Currently, there are no negotiations taking place and there can be no assurance that any such negotiations would be successful or any assurance as to the terms of any agreement that may be reached.
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
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the quarter ended September 30, 2006, 18% of our revenues were attributable to our largest customer. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of September 30, 2006, our total indebtedness was $203.5 million, including $200 million of our 7 1/8 % senior notes due 2013. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $160.8 million, net of expenses. We also issued $200 million of 7 1/8% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. These transactions are discussed in more detail under “Management’s Discussion And Analysis of Financial Condition and Results of Operations – Overview” on page 17. As a result of these transactions, our debt to equity ratio at September 30, 2006 was 0.51 to 1.00, as compared to 0.85 to 1.00 at December 31, 2005.
At September 30, 2006, we had $3.5 million in borrowings and $5.2 million in letters of credit outstanding under our revolving line of credit. As of September 30, 2006, availability for borrowings under our revolving credit facility was $26.3 million.

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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit No. 3.1(i) to PHI”s Report on Form 10-Q for the quarterly period ended June 30, 2006).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit No. 3.1 (ii) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2002).

4.1		First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.2		Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3		Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.4		Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 9, 2006	By:	/s/ Al A. Gonsoulin Al A. Gonsoulin
Chairman and Chief Executive Officer

November 9, 2006	By:	/s/ Michael J. McCann Michael J. McCann
Chief Financial Officer and Treasurer

EXHIBIT INDEX
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.