Form 10-K
period 2006-12-31
PHI INC
filed 2007-03-16
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-9827
PHI, INC.
(Exact name of registrant as specified in its charter)
2001 SE Evangeline Thruway
Lafayette, Louisiana 70508
(337) 235-2452
(Address, including zip code and telephone number of principal executive office)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Voting Common Stock
Non-Voting Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).
Large accelerated filer ☐           Accelerated filer: ☑            Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $501,416,427 based upon the last sales price of the Common Stock on June 30, 2006, as reported on the Nasdaq National Market System.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2007 was:

Voting Common Stock	2,852,616 shares.	Non-Voting Common Stock	12,423,992 shares.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Information Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
ITEM 1. BUSINESS
General
Since our inception in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and U.S. governmental agencies such as the National Science Foundation. We also provide helicopter maintenance and repair services to certain customers. At December 31, 2006, we owned or operated approximately 236 aircraft domestically and internationally.
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

Domestic Oil and Gas. Our Domestic Oil and Gas segment operates approximately 152 owned, leased, and customer-owned aircraft from several bases or heliports in the Gulf of Mexico region. Those operations serve facilities located in the Gulf of Mexico. Operating revenues from the Domestic Oil and Gas segment accounted for 60%, 60%, and 62% of consolidated operating revenues during the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively.
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
Air Medical. We provide air medical transportation services for hospitals and emergency service agencies where we operate as an independent provider of medical services in 12 states using approximately 68 aircraft at 55 separate locations, which includes locations prior to the expansion. The aircraft dedicated to this segment are specially outfitted to accommodate emergency patients and emergency medical equipment. Our helicopters transport patients between hospitals, as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. The Air Medical segment’s operating revenues accounted for 32%, 31%, and 27% of consolidated operating revenues for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively.
International. Our International segment uses approximately 16 aircraft to provide helicopter services in Angola, Antarctica, and the Democratic Republic of Congo. Aircraft operating internationally are typically dedicated to one customer, most of which are oil and gas customers. Operating revenues from our International segment accounted for 6% of consolidated operating revenues for the year ended December 31, 2006, and 8% for each of the years ended December 31, 2005 and 2004.
Technical Services. We perform maintenance and repair services at our Lafayette facility pursuant to an FAA repair station license, primarily for our existing customers that own their aircraft. The license includes authority to repair airframes, powerplants, accessories, radios, and instruments and to perform specialized services.
Operating revenues from the Technical Services segment accounted for 2%, 1%, and 3% of consolidated operating revenues for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively.
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
Inventories
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
Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Domestic Oil and Gas segment and accounted for 17%, 14%, and 13% of operating revenues for the years ended December 31, 2006, 2005, and 2004, respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.
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
Employees
As of December 31, 2006, we employed approximately 2,126 full-time employees and 41 part-time employees, including approximately 525 pilots and 1,373 aircraft maintenance and support personnel. At December 31, 2005, we employed 2,110 full-time employees and 65 part-time employees.
As previously reported, the pilots represented by the OPEIU (the Office and Professional Employees International Union) commenced a general strike on September 20, 2006, affecting both the Domestic Oil and Gas and Air Medical segments. Approximately 236 pilots initially participated in this strike, out of a total pilot work force of 597 as of the date the strike commenced. On November 10, the OPEIU made a purported “unconditional” offer for the strikers to return to work and an end to strike activities. To date, 196 of the 236 strikers (83%) have been rehired or have taken themselves out of consideration for reemployment. On January 11, 2007, the Federal Court for the Western District of Louisiana agreed to our return-to-work criteria and process for the remaining striking pilots, and we are committed to processing those pilots back to work by April 29, 2007. Pilots are currently working under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations on August 28, 2006.
Other issues surrounding PHI’s allegations that the OPEIU engaged in bad faith bargaining, as well as the OPEIU’s counterclaims and claims arising out of the OPEIU’s offer to return to work, remain outstanding and are expected to be addressed by the same Federal Court. A trial on these matters is currently set to start on November 7, 2007. It is not possible to assess the outcome of the remaining claims and counterclaims.
In addition to processing the remaining striking pilots back to work, we are also hiring additional pilots. This process was interrupted November 10, 2006, when the union announced that the striking pilots would return to work unconditionally. In early January 2007, we again commenced hiring additional pilots based on the requirements due to new aircraft deliveries. As of February 28, 2007, the pilot work force was 648.

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
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 44 of the 152 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules, or IFR, which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules, or VFR. Not all of our pilots are IFR rated.
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
Numerous other federal statutes and rules regulate our offshore operations and those of our customers, pursuant to which the federal government has the ability to suspend, curtail or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and material adverse effect on us. A substantial modification of current offshore operations could adversely affect the economics of such operations and result in reduced demand for our services.
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
Our international operations, which represented approximately 6% of our total operating revenues for the year ended December 31, 2006, are subject to a number of risks inherent in operating in lesser developed countries, including:
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
Approximately 60% of our 2006 operating revenue was attributable to helicopter support for domestic offshore oil and gas exploration and production companies. Our business is highly dependent on the level of activity by the oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:
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

Our pilot workforce represented by Office and Professional Employees International Union conducted a general strike beginning on September 20, 2006.
On September 20, 2006, approximately 236 pilots commenced a strike. On November 10, the OPEIU made a purported “unconditional” offer for the strikers to return to work and an end to strike activities. To date, 196 of the 236 strikers have been rehired or have taken themselves out of consideration for reemployment. On January 11, 2007, the Federal Court for the Western District of Louisiana agreed to PHI’s return to work criteria and process for the remaining strikers, and the processing of those pilots should be completed by the end of April. Pilots are currently working under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations on August 28, 2006.
Other issues surrounding PHI’s allegations that the OPEIU engaged in bad faith bargaining, as well as the OPEIU’s counterclaims and claims arising out of the OPEIU’s purported “unconditional” offer to return to work remain outstanding and are expected to be addressed by the same Federal Court. A trial on these matters is currently set to start November 7, 2007. It is not possible to predict the outcome of the remaining claims and counterclaims
We depend on a small number of large oil and gas industry customers for a significant portion of our revenues, and our credit exposure within this industry is significant.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2006, 17% of our revenues were attributable to our largest customer. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2006, our total indebtedness was $205.5 million, including $200 million of our 7.125% Senior Notes due 2013. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $160.7 million, net of expenses. We also issued $200 million of 7.125% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. These transactions are discussed in more detail under “Management’s Discussion And Analysis of Financial Condition and Results of Operations – Overview” on page 14. As a result of these transactions, our debt to equity ratio at December 31, 2006 was 0.51 to 1.00, as compared to 0.85 to 1.00 at December 31, 2005.
At December 31, 2006, we had $5.5 million in borrowings and $5.1 million in letters of credit outstanding under our revolving line of credit. As of December 31, 2006, availability for borrowings under our revolving credit facility was $24.3 million.
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
Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. When our 7.125% Senior Notes come due in 2013, we will likely need to enter into new financing arrangements at that time to repay those notes. We may be unable to obtain that financing on favorable terms, which could adversely affect our business, financial condition and results of operations. For more information on our indebtedness, please see the financial statements included elsewhere herein.
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
We do not pay dividends.
We have not paid any dividends on our common stock since 1999 and do not anticipate that we will pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by the indenture governing our 7.125% Senior Notes due 2013 and our bank credit facility.
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
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Aircraft
Information regarding our owned and leased aircraft fleet as of December 31, 2006 is set forth in the following table:

					Cruise	Appr.
		Number			Speed	Range
Manufacturer	Type	in Fleet	Engine	Passengers	(mph)	(miles)(2)
Light Aircraft
Bell	206 / 407	93	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117 / BO-105	15	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1)	20	Twin Turbine	7	143	382
Aerospatiale	AS350 B2 / B3	24	Turbine	5	140	337 – 385

Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1)	25	Twin Turbine	8 – 13	115 – 160	300 – 370
Sikorsky	S-76 (1) A, A++, C+	28	Twin Turbine	12	150	400

Transport Aircraft
Bell	214ST (1)	4	Twin Turbine	18	155	429
Sikorsky	S-92A (1)	8	Twin Turbine	19	160	495

	Total Helicopters	217

Fixed Wing
Rockwell (3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Lear Jet (3)	31A(1)	1	Turbojet	8	527	1,437
Cessna (4)	Conquest 441 (1)	3	Turboprop	6	330	1,200
Beech (4)	King Air(1)	1	Turboprop	8	300	1,380

	Total Fixed Wing	7

	Total Aircraft	224

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business – Risk Factors, Risks Inherent In Our Business – Our operations are affected by adverse weather conditions and seasonal factors.”

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Aircraft used for corporate purposes.

(4)	Aircraft used in the Air Medical segment.
Of the 224 aircraft listed, we own 206 and lease 18. Additionally, we operate 12 aircraft owned by customers that are not reflected in the above table. In total, we own or operate 236 aircraft.
We sell aircraft whenever they (i) become obsolete or (ii) do not fit into future fleet plans.

Facilities
Our principal facilities are located on property leased from the Lafayette Airport Commission at Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28 acres and two buildings, with an aggregate of approximately 256,000 square feet, housing our main operational, executive, and administrative offices and the main repair and maintenance facility. The lease for this facility commenced in 2001, expires in 2021 and contains three five-year renewal options following the expiration date.
We own our Boothville, Louisiana operating facility. The property has a 23,000 square foot building, a 7,000 square foot hangar, and landing pads for 35 helicopters. This facility was extensively damaged by Hurricane Katrina, but was repaired and returned to service in 2006.
We also lease property for an Executive and Marketing office in Houston, Texas and 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2008	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	Options to extend to June 30, 2018

Intracoastal City (Louisiana)	December 31, 2008	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2010

Houma-Terrebonne Airport (Louisiana)	August 31, 2008	14 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Three renewal options to extend for one year each

Galveston (Texas)	May 31, 2021	4 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	February 28, 2008	8 acres	Operational and maintenance facilities, landing pads for 10 helicopters	Facility under three separate leases, of which two contain options to extend thru 2026 and 2028.
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
We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 5,000 square feet of hangar space and 26,000 square feet of office space. The leases expire in 2009, subject to options to extend for up to ten additional years. Other Air Medical bases are located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Texas and Virginia. Other bases for our International and other Air Medical operations are generally furnished by customers.

ITEM 3. LEGAL PROCEEDINGS
We have been named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
As previously reported, on June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We have not received any further communications from the Department of Justice since shortly after providing the requested information. At this stage, it is not possible to predict the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or liquidity.
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

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2006 to March 31, 2006	$41.00	$29.00	$39.48	$30.00
April 1, 2006 to June 30, 2006	38.00	29.99	38.54	29.00
July 1, 2006 to September 30, 2006	34.24	29.01	34.39	26.69
October 1, 2006 to December 31, 2006	34.10	27.29	33.06	27.56

January 1, 2005 to March 31, 2005	$30.25	$23.42	$30.11	$20.75
April 1, 2005 to June 30, 2005	30.95	24.10	30.50	23.12
July 1, 2005 to September 30, 2005	35.48	23.90	32.48	23.02
October 1, 2005 to December 31, 2005	34.59	27.25	32.40	26.35

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.
In addition, the indenture governing our 7.125% Series B Senior Notes due 2013 and our revolving credit facility with a commercial bank restrict the payment of dividends. See Item 8. “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements, Note 3.
Stock Performance Graph
The following performance graph compares PHI’s cumulative total stockholder return on its Voting Stock for the last five years with the cumulative total return on the Russell 2000 Index and the Oil Service Index, assuming the investment of $100 on January 1, 2001, at closing prices on December 31, 2000, and reinvestment of dividends.

The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion, and is published daily in the Wall Street Journal. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; CHC Helicopter Corp.; Seacor Holdings, Inc.; and Air Methods Corp.

Index	2001	2002	2003	2004	2005	2006
PHI	100.00	148.20	122.50	128.90	155.00	165.00
Peer Group	100.00	94.64	100.71	135.61	147.59	187.73
OSX	100.00	99.50	107.82	142.23	209.02	229.40
Russell 2000	100.00	79.30	115.60	135.25	139.75	163.50

As of February 28, 2007, there were approximately 932 holders of record of our voting common stock and 62 holders of record of our non-voting common stock.
Information regarding our stock based compensation plan is included in Item 8, Notes to Consolidated Financial Statements Note (5) EMPLOYEE BENEFIT PLANS – Stock Based Compensation.
On April 12, 2006, we issued $200.0 million of 7.125% Senior Notes that mature in 2013. These Notes were offered and sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. Net proceeds of $196.0 million were used to repurchase $184.8 million of our outstanding 9 3/8% Senior Notes due 2009 pursuant to a tender offer that also closed on April 12, 2006. Our total cost to repurchase those notes was $201.6 million, including the tender offer premium and accrued interest. We called for redemption on May 1, 2006, the remaining $15.2 million of 9 3/8% notes outstanding, at a redemption price of 104.688% of their face amount plus accrued and unpaid interest. Interest on the 7.125% notes is payable semi-annually on April 15 and October 15, and those notes mature April 15, 2013. The estimated annual interest cost of the new notes is $14.3 million, excluding amortization of issuance costs, which represents a reduction in annual interest cost on the notes of $4.5 million. As a result of the early redemption of the 9 3/8% notes, a pretax charge of $12.8 million ($7.7 million, net of tax) was recorded as a charge for debt restructuring in the quarter ended June 30, 2006, which consisted of $9.8 million for the early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. We were in compliance with the covenants applicable to these notes as of December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended
	December 31,
	2006	2005	2004	2003	2002
	(Thousands)
Income Statement Data
Operating revenues	$413,118	$363,610	$291,308	$269,392	$283,751
Net earnings (loss)	(667)	14,154	3,972	1,139	9,231
Net earnings (loss) per share
Basic	(0.05)	1.76	0.74	0.21	1.73
Diluted	(0.05)	1.76	0.72	0.21	1.70
Weighted average shares outstanding
Basic	13,911	8,040	5,383	5,383	5,334
Diluted	13,911	8,063	5,486	5,486	5,438
Cash dividends declared per share	—	—	—	—	—

Cash Flow Data
Net cash provided by operating activities	$30,324	$28,020	$10,905	$29,415	$39,529
Net cash used in investing activities (1)	(178,928)	(137,464)	(18,594)	(30,943)	(169,760)
Net cash provided by financing activities	146,388	108,947	8,275	2,026	127,245

Balance Sheet Data (2)
Current assets	$307,689	$224,265	$128,405	$110,135	$103,851
Working capital	254,099	162,527	88,716	70,300	72,751
Property, plant and equipment, net	369,465	311,678	253,241	258,526	252,577
Total assets	700,970	549,209	394,173	377,454	366,707
Total debt	205,500	204,300	210,275	202,000	200,000
Shareholders’ equity	400,125	239,051	109,975	105,993	104,854

(1)	See “Restatement” in Note 1 to the Consolidated Financial Statements.

(2)	As of the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.
Overview
As previously reported, the pilots represented by the OPEIU (the Office and Professional Employees International Union), commenced a general strike on September 20, 2006, affecting both the Domestic Oil and Gas and Air Medical segments. Approximately 236 pilots initially participated in this strike, out of a total pilot work force of 597.
Shortly after the strike began and until November 10, 2006, the Company began aggressively hiring new pilots, while also processing an increasing number of pilots who voluntarily elected to return to work from the strike. On November 10, 2006, the OPEIU notified the Company that it was ending the strike, purportedly offering an “unconditional” return to work of the remaining striking pilots. Thereafter, questions arose over whether the OPEIU’s offer was indeed unconditional. As a result, the parties were unable to agree on a return to work process, and the OPEIU subsequently filed suit seeking injunctive relief in the United States District Court for the Western District of Louisiana.
On January 11, 2007, Federal Court conducted a hearing relating to our handling of the return to work of the approximately sixty remaining strikers. At the Judge’s request, an agreement was reached on a return to work process for those strikers. The agreement provides for a phased-in process (which returns striking pilots by groups, and then by aircraft type as determined by PHI, and then by seniority) that is consistent with the methodology PHI has used with the greater number of former strikers who had already individually offered to return to work. PHI’s court-approved methodology focuses on pilot qualifications and currency, safety, customer requirements, training status and certain other criteria. The return-to-work process commenced January 29, 2007 and is expected to conclude by April 29, 2007, although processing of a few pilots who require flight simulator training at third party training facilities may extend the process. To date, 196 of 236 pilots (83%) have been rehired or have taken themselves out of consideration for employment. We continue to operate without a collective bargaining agreement and under a pilot compensation program and other terms and conditions of employment based on the final proposals that were made by the Company at the end of collective bargaining negotiations on August 28, 2006.
Other issues surrounding PHI’s allegations that the OPEIU engaged in bad faith bargaining, as well as the OPEIU’s counterclaims and claims arising from the OPEIU’s offer to return to work remain outstanding and are expected to be addressed by the same Federal Court. A trial on these matters is currently set to start November 7, 2007. It is not possible to predict the outcome of the remaining claims and counterclaims.
In addition to processing the remaining striking pilots back to work, we continue to hire additional pilots. That process was interrupted November 10, 2006, when the union announced that the striking pilots would return to work unconditionally, but in early January 2007, we again commenced hiring pilots based on increasing needs due to new aircraft deliveries. As of February 28, 2007, the pilot work force was 648, compared to a total pilot work force on the date the strike commenced of 597.
Total flight hours were 150,980 for 2006 compared to 154,643 for 2005. The decrease in flight hours was due to the pilots’ strike. The number of aircraft in service at December 31, 2006, was 236 compared to 235 at December 31, 2005. Twenty-two new aircraft were delivered in 2006, twenty for service in the Domestic Oil and Gas segment and two for service in Air Medical segment. Twenty-one light aircraft were sold, eighteen from the Domestic Oil and Gas segment and three from the Air Medical segment. These were older aircraft and had little flight time in 2006. In addition, five aircraft were converted from Domestic Oil and Gas use to Air Medical use.
Operating revenues for 2006 were $413.1 million compared to $363.6 million for 2005, an increase of $49.5 million. Domestic Oil and Gas operating revenues increased $28.4 million due primarily to customer requirements for additional aircraft and contractual rate increases. Operating revenues in the Air Medical segment increased $21.3 million, or 19%, due to the additional Air Medical operations established during 2005 that were in operation for a full year in 2006. Although Domestic Oil and Gas and Air Medical segments reflected increased revenues compared to 2005, both segments were adversely affected by the pilots’ strike. International segment revenues decreased $2.6 million due to the scheduled release of one aircraft from contract by the customer and a decrease in flight hour activity. Technical Services operating revenues increased $2.4 million due to recategorization of certain contractual work for third parties to Technical Services previously recorded in Domestic Oil and Gas.
In the fourth quarter 2006, operating revenues were $95.3 million compared to operating revenues in the same quarter 2005 of $102.6 million. The net loss in the fourth quarter 2006 was $5.3 million or $0.34 per share diluted share compared to net earnings of $6.4 million or $0.62 per diluted share in the fourth quarter 2005. There were 4.9 million additional shares outstanding at December 31, 2006 than were outstanding at December 31, 2005. The loss in the fourth quarter was a result of the pilots’ strike.
Although substantial progress has been made in rebuilding the pilot workforce, we expect to report a loss from operations in the first quarter 2007. Although it is not possible to reliably estimate the amount of loss, we expect it to be substantially less than the loss in the fourth quarter 2006. The total pilot work force has continued to increase subsequent to December 31, 2006.
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares subject to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the sales were $160.7 million, net of underwriting fees and expenses, and were used to fund the acquisition of aircraft delivered in 2006 and may be used to fund the acquisition of aircraft being delivered in 2007 and 2008. We also issued $200 million of 7.125% Senior Notes due April 15, 2013 pursuant to Rule 144A and Regulation S of the Securities Act of 1933. Proceeds were $196.0 million net of underwriting fees and expenses, and were used to retire $184.8 million of our existing 9 3/8% Senior Notes pursuant to a tender offer, at a total cost of $201.6 million including an early call premium and accrued interest. We subsequently redeemed the remaining $15.2 million of Senior Notes outstanding on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the early redemption of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax), which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes. On December 8, 2006, we filed a registration statement for an offer to exchange these Notes for debt securities with identical terms.
In 2006, we took delivery of three transport category aircraft, eight medium aircraft and nine light aircraft for service in the Domestic Oil and Gas segment. We also took delivery of two light aircraft for service in the Air Medical segment.
At December 31, 2006, we had an order for two additional transport category aircraft, at an approximate cost of $37.2 million. We intend to execute an operating lease for these two aircraft.
In addition, at December 31, 2006, we had orders for 34 other aircraft for service in the Domestic Oil and Gas and Air Medical segments, with a total cost of $144.6 million and scheduled delivery dates throughout 2007 and 2008. Of this total, five aircraft totaling $16.7 million have been delivered in 2007.
As previously reported, on June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We have not received any further communications from the Department of Justice since shortly after providing the requested information. At this stage, it is not possible to predict the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or liquidity.

Results of Operations
The following table presents segment operating revenues, expense and operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2006, 2005 and 2004:

	Year Ended
	December 31,
	2006	2005	2004
	(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$248,035	$219,644	$180,102
Air Medical	133,397	112,123	77,476
International	25,588	28,192	24,342
Technical Services	6,098	3,651	9,388

Total operating revenues	413,118	363,610	291,308

Segment direct expense
Domestic Oil and Gas	213,279	173,177	151,107
Air Medical	130,412	104,465	67,664
International	18,456	19,099	18,668
Technical Services	4,125	2,522	7,935

Total direct expense	366,272	299,263	245,374

Segment selling, general and administrative expense
Domestic Oil and Gas	1,010	1,003	1,499
Air Medical	7,384	6,503	6,525
International	96	214	49
Technical Services	82	7	12

Total selling, general and administrative expense	8,572	7,727	8,085

Total direct and selling, general and administrative expense	374,844	306,990	253,459

Net segment profit (loss)
Domestic Oil and Gas	33,746	45,464	27,496
Air Medical	(4,399)	1,155	3,287
International	7,036	8,879	5,625
Technical Services	1,891	1,122	1,441

Total	38,274	56,620	37,849

Other, net (1)	9,946	3,230	2,961
Unallocated selling, general and administrative costs	(19,267)	(17,169)	(12,949)
Interest expense	(17,243)	(20,448)	(20,109)
Loss on debt restructuring	(12,790)	—	—

Earnings (loss) before income taxes	$(1,080)	$22,233	$7,752

Flight hours
Domestic Oil and Gas	107,735	111,236	100,814
Air Medical	29,980	26,619	19,595
International	13,265	16,788	15,871
Total	150,980	154,643	136,280

Air Medical Transports	20,808	17,200	11,390

Aircraft operated at period end
Domestic Oil and Gas	152	155	151
Air Medical	68	64	51
International	16	16	19

Total (2)	236	235	221

(1)	Including gains on disposition of property and equipment, and other income.

(2)	Includes 12, 12, and 14 aircraft as of December 31, 2006, 2005 and 2004, respectively that are customer owned or leased by customers but operated by us.

Year Ended December 31, 2006 compared with Year Ended December 31, 2005
Combined Operations
Revenues — Operating revenues for 2006 were $413.1 million compared to $363.6 million for 2005, an increase of $49.5 million, or 14%. Operating revenues increased in the Domestic Oil and Gas segment $28.4 million due to an increase in contracted aircraft and an increase due to contractual rate increases. Although revenues increased in the Domestic Oil and Gas segment, flight hours were negatively impacted in the fourth quarter by the pilots’ strike, resulting in an estimated revenue decrease of $4.7 million. Operating revenues in the Air Medical segment also increased $21.3 million in 2006, due to the additional operating locations established in 2005 that were in service for all of 2006, although patient transport volume and operating revenues were also negatively impacted in the fourth quarter by the pilots’ strike. We estimate a decrease in operating revenues in the Air Medical segment of $4.2 million as a result of the strike. Operating revenues in the International segment decreased $2.6 million due to the scheduled release of one aircraft from contract and decreased flight hours. Revenues in the Technical Services segment increased $2.4 million due to recategorization of certain contractual work for third parties to Technical Services that was previously recorded in the Domestic Oil and Gas segment. These items are discussed in the Segment Discussion below.
Other Income and Losses — Gain on equipment dispositions was $1.9 million for 2006 compared to $1.2 million for 2005. Gain or loss on equipment dispositions is related to dispositions of aircraft. Other income increased approximately $6.0 million in 2006 due to interest income on unspent proceeds from securities offerings.
Direct Expenses — Direct expense was $366.3 million for 2006 compared to $299.3 million for 2005, an increase of $67.0 million, or 22%. Included in direct expense are costs incurred as a result of the strike which includes overtime pay and a work completion bonus for working pilots ($5.7 million), other pilot associated costs ($1.9 million), and security costs ($0.6 million).
Direct expense in the Domestic Oil and Gas segment increased by $40.1 million due to increased employee costs ($7.2 million) including the strike related amount mentioned above, aircraft parts and repair costs ($3.9 million), aircraft warranty costs ($5.4 million), aircraft rent ($6.7 million), insurance expense ($3.0 million), aircraft fuel ($1.7 million), outside services ($5.1 million), also including ($1.9 million) pilot associated costs mentioned above, and training costs ($3.3 million). The remaining increase ($3.8 million) was due to travel expenses, security services, temporary labor and property taxes. The effect of the strike on this segment, as well as a further discussion of the above items, is described in the Segment Discussion.
Air Medical segment direct expense increased ($25.9 million) due to new locations opened in 2005 being in service for a full twelve months in 2006 as well as an increase related to the pilots’ strike, which is discussed in the Segment Discussion below.
There was also an increase in the Technical Services segment ($1.6 million), and a decrease in the International segment due to the release of one aircraft from contract as mentioned above ($0.6 million). These items are also discussed in the Segment Discussion below.
Selling, General, and Administrative Expenses — Selling, general and administrative expense was $27.8 million for 2006 compared to $24.9 million for 2005, an increase of $2.9 million, or 12%. This increase resulted from legal costs and other expenses ($1.5 million) related to the pilots’ strike and other union issues, increased employee costs ($0.5 million), and increased insurance expense ($0.9 million).
Income Taxes — Income tax benefit for 2006 was $0.4 million, compared to income tax expense of $8.1 million for 2005. The effective tax-rate was 38% for 2006 compared to 36% for 2005. The 2005 rate benefited from a Hurricane Katrina tax credit of $0.8 million in 2005.
Earnings — Our net loss for 2006 was $0.7 million, compared to net earnings of $14.2 million for 2005. Losses before tax for 2006 were $1.1 million compared to earnings before tax of $22.2 million in 2005. Losses per diluted share were $0.05 for 2006 as compared to earnings per diluted share of $1.76 for 2005. The loss for 2006 included $12.8 million related to the early call premium and associated costs for redemption of our 9 3/8% Senior Notes, and also the impact of the pilots’ strike.

Segment Discussion
Domestic Oil and Gas — Domestic Oil and Gas segment revenues for 2006 were $248.0 million compared to $219.6 million for 2005, an increase of $28.4 million or 13%. The increase was due to increased use of medium and transport aircraft and an increase in contracted aircraft prior to the pilots’ strike and contractual rate increases. Flight hours were 107,735 for 2006 compared to 111,236 for 2005, a decrease of 3,501 hours, which was also attributable to the strike, resulting in an estimated revenue decrease of $4.7 million. The number of aircraft in the segment at December 31, 2006 was 152 compared to 155 aircraft at December 31, 2005. In 2006, we sold 18 light aircraft, which had little flight time in 2006, and had 20 new aircraft delivered. We also converted five aircraft from the Domestic Oil and Gas segment for Air Medical use. We have deliveries scheduled throughout 2007 and 2008 for two additional transport category aircraft and 30 additional medium and light aircraft for service in the Domestic Oil and Gas segment to meet contracted and anticipated customer requirements. Of this amount, four aircraft totaling $12.8 million have been delivered in 2007.
Direct expenses in the Domestic Oil and Gas segment were $213.3 million for the year ended December 31, 2006, compared to $173.2 million for the prior year, an increase of $40.1 million, or 23%. Included in this increase were increases in employee costs ($7.2 million). Of this amount, $2.5 million was related to increased pilot compensation expense, related to overtime and a work completion bonus, due to the pilots’ strike. There was also an increase in outside services ($5.1 million). Of this amount, $1.9 million was other pilot associated costs related to the strike. Other increases include aircraft parts usage ($2.1 million), aircraft rent ($6.7 million) due to additional aircraft on lease, aircraft warranty costs ($5.4 million) due to additional aircraft covered under the manufacturers’ warranty programs, fuel ($1.7 million) due to increased prices and increased use of medium and transport aircraft, component repair costs ($1.9 million), and insurance expense ($3.0 million) due to a contractual premium refund in 2005 due to favorable loss experience. There were also increases in training costs ($3.3 million), travel expenses ($1.7 million), security services ($0.6 million), which were also partially strike related costs, and other items ($1.4 million).
The Domestic Oil and Gas segment’s operating income was $33.7 million for 2006 compared to $45.5 million for 2005. The decrease was due to decreased flight hours and revenues, and increased employee and other strike related costs in the fourth quarter due to the pilots’ strike.
Air Medical — Air Medical segment revenues were $133.4 million for 2006 compared to $112.1 million for 2005. The increase was due to the additional operations established in 2005 that were in service for all of 2006. Operating revenues in 2006 from the locations opened in 2005 were $37.2 million. Flight hours were 29,980 for 2006 compared to 26,619 for 2005. Patient transports were 20,808 for 2006, compared to 17,200 for 2005. Patient transport volume was negatively impacted by the pilots’ strike in the fourth quarter 2006. We estimate a decrease of approximately 700 transports related to the strike in the fourth quarter resulting in an estimated revenue decrease of $4.2 million. The number of aircraft in the segment was 68 at December 31, 2006, compared to 64 at December 31, 2005. At December 31, 2006, we had four aircraft deliveries scheduled throughout 2007 and 2008. Subsequent to December 31, 2006, one of these aircraft totaling $3.9 million was delivered for service in the Air Medical segment.
Direct expenses in the Air Medical segment increased to $130.4 million for 2006 compared to $104.5 million for 2005. During fiscal year 2005, we opened 15 locations, and the increase in direct expense in 2006 reflects a full year of operations at those locations. The $25.9 million increase includes increases in employee costs ($13.8 million) primarily due to new locations opened in the prior year being in service for a full twelve months, but also pilot compensation expenses related to the strike ($3.2 million). There were also increases in fuel costs ($2.3 million), aircraft rent ($0.3 million) and aircraft warranty costs ($1.7 million) as additional aircraft were added to the manufacturers’ warranty programs, insurance expense ($1.2 million), depreciation expense ($2.5 million), and other operating costs ($0.9 million).
Selling, general and administrative expense was $7.4 million for the year ended December 31, 2006, compared to $6.5 million for the year ended December 31, 2005.
The Air Medical segment operating loss was $4.4 million for 2006 compared to operating income of $1.2 million for 2005. Although the Air Medical segment revenues increased in 2006, the decrease in transports in the fourth quarter related to the strike resulted in an estimated revenue decrease of $4.2 million. Expenses related to the strike also increased an estimated $3.2 million.
International — International segment revenues were $25.6 million for 2006, compared to $28.2 million for 2005, a decrease of $2.6 million, or 9%. The decrease was due to the scheduled release of one aircraft from contract by the customer in the second quarter. Flight hours decreased in 2006 to 13,265 as compared to 16,788 for 2005.

Direct expenses were $18.5 million for the year ended December 31, 2006, compared to $19.1 million for the year ended December 31, 2005, a decrease of $0.6 million. The decrease was due to decreased flight hours in 2006.
Selling, general and administrative expense was $0.1 million for 2006 compared to $0.2 million for 2005.
International segment operating income for 2006 was $7.0 million compared to $8.9 million for 2005. The decrease was due to the scheduled release of one aircraft from contract by the customer in the second quarter and a decrease in flight hour activity.
Technical Services — Technical Services segment revenues for 2006 were $6.1 million compared to $3.7 million for 2005. The increase in Technical Services revenues was due to recategorization of certain contractual work for third parties that was previously recorded in the Domestic Oil and Gas segment.
Direct expenses were $4.1 million for 2006 compared to $2.5 million for 2005, which was also due to the recategorization of contract revenue and expense.
The Technical Services segment had operating income of $1.9 million for December 31, 2006, compared to $1.1 million for December 31, 2005. The increase was due to recategorization of the contractual work.
Year Ended December 31, 2005 compared with Year Ended December 31, 2004
Combined Operations
Revenues — Operating revenues for 2005 were $363.6 million compared to $291.3 million for 2004, an increase of $72.3 million, or 25%. Operating revenues increased in the Domestic Oil and Gas segment $39.5 million due to increased flight hours and an increase in contracted aircraft. Operating revenues in the Air Medical segment also increased $34.6 million, due to the additional operating locations. Operating revenues in the International segment increased $3.9 million due primarily to increased flight hours. Revenues in the Technical Services segment decreased $5.7 million due to completion of a contract in 2004. These items are discussed in the Segment Discussion below.
Other Income and Losses — Gain on equipment dispositions was $1.2 million for 2005 compared to $2.6 million for 2004. Gain or loss on equipment dispositions is related to dispositions of aircraft. Other income increased approximately $1.7 million in 2005 due to interest earnings on unspent proceeds from the stock offering.
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
Income Taxes — Income tax expense for 2005 was $8.1 million, compared to $3.8 million for 2004. The effective tax-rate was 36% for 2005 compared to 49% for 2004. The provision for 2005 includes a tax credit of $0.8 million related to the Katrina Emergency Tax Relief Act of 2005. This amount was recorded as a tax carryforward credit and will be available as a credit once the net operating loss amount is utilized. Included in the 2004 provision was $0.7 million related to foreign taxes paid for which we cannot take a credit for U.S. tax purposes due to the availability of net operating losses for tax purposes. Such operating loss carryforwards arose from accelerated tax depreciation expense deductions as a result of the aircraft purchased since 2002. We anticipate the foreign taxes paid in 2005 will be utilized as a tax credit in future years based on recent changes in the tax laws.

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
Air Medical — Air Medical segment revenues were $112.1 million for 2005 compared to $77.5 million for 2004. The increase was due to the additional operations established in 2004 and 2005. Flight hours were 26,619 for 2005 compared to 19,595 for 2004. The number of aircraft in the segment was 64 at December 31, 2005, compared to 51 at December 31, 2004. One additional aircraft was received in early 2006. Patient transports were 17,200 for 2005, compared to 11,390 for 2004. Fifteen new locations were opened in 2005, seven of which were opened in the fourth quarter 2005. Operating revenues in 2005 from the new locations opened in 2005 were $20.4 million.
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
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, such as the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of our Senior Notes in 2002, which were refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006.
As we grow our operations, we continually monitor the capital resources available to meet our future financial obligations, planned capital expenditures and liquidity. We also review acquisition opportunities on an ongoing basis. If we were to make a significant acquisition for cash, we would need to obtain additional equity or debt financing.
Cash Flow
Our cash position at December 31, 2006 was $0.8 million, compared to $3.0 million at December 31, 2005. Short-term investments were $153.4 million at December 31, 2006, compared to $66.5 million at December 31, 2005. Working capital was $254.1 million at December 31, 2006, as compared to $162.5 million at December 31, 2005, an increase of $91.6 million. The increase in working capital was primarily a result of an increase in short-term investments of $86.9 million and an increase in inventory of $7.5 million. The increase in short-term investments was due primarily to completion of the equity offering in April 2006, with remaining short-term investments from the offering being $91.9 million at December 31, 2006.
Net cash provided by operating activities was $30.3 million for 2006 compared to $28.0 million for 2005, an increase of $2.3 million. The increase was due primarily to changes in operating assets and liabilities of $10.6 million, a decrease in net earnings of $14.8 million, including the loss of $12.8 million recorded in the second quarter as a result of refinancing our 9 3/8% Senior Notes, an increase in depreciation and amortization expense of $3.2 million, a decrease in the deferred tax provision of $8.0 million, and other items, net, $1.3 million. The decrease in deferred tax is due to the tax benefit associated with the loss before tax of $1.1 million in the current year compared to a tax expense associated with earnings before tax of $22.2 million in the prior year. Capital expenditures were $123.3 million for 2006 compared to $96.2 million for 2005. Capital expenditures for 2006 were $94.7 million for aircraft purchases, $18.3 million for refurbishments and equipment installations for new aircraft, $3.8 million for facility improvements and $6.5 million for operating equipment, engine spares, and medical equipment. Capital expenditures for 2005 were $73.0 million for aircraft purchases, $11.3 million for refurbishments and equipment installations for new aircraft, $4.2 million for facility improvements and $7.7 million for operating equipment, engine spares, and medical equipments. Gross proceeds from aircraft sales were $36.8 million for 2006 compared to $10.8 million for 2005.

Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses, and were used to fund the acquisition of aircraft delivered in 2006 and may be used to fund the acquisition of aircraft delivered in 2007. Also on April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013. Net proceeds of $196.0 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
The 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers, consolidations and sales of assets. Estimated annual interest cost of the 7.125% Senior Notes is $14.3 million, excluding amortization of issuance costs.
Credit Facility
We have a $35 million revolving credit facility with a commercial bank that expires on September 1, 2008. At December 31, 2006, there were $5.5 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2006, we were in compliance with these covenants.
Contractual Obligations
The table below sets out our contractual obligations related to operating lease obligations, purchase commitments, credit facility, and the 7.125% Senior Notes due 2013. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants which, if violated, accelerate the payment of that obligation. We currently lease eighteen aircraft included in the lease obligations below.

	Payment Due by Year
							Beyond
	Total	2007	2008	2009	2010	2011	2011
	(Thousands of dollars)
Aircraft Purchase commitments (1)	$144,593	$127,364	$17,229	$—	$—	$—	$—

Aircraft Purchase commitments (2)	37,181	37,181	—	—	—	—	—

Aircraft lease obligations	157,090	15,663	15,663	15,663	16,265	17,533	76,303

Other lease obligations	21,199	3,237	2,652	1,945	1,664	1,348	10,353

Long term debt	205,500	—	5,500	—	—	—	200,000

	$565,563	$183,445	$41,044	$17,608	$17,929	$18,881	$286,656

(1)	These commitments are for aircraft that we intend to finance with remaining cash from the equity offering completed April 2006, and with cash from operations.

(2)	These commitments are for aircraft that we intend to finance with an operating lease.

Estimated interest costs on the debt obligations set forth above, without considering any additional debt that may be obtained relative to purchase commitments for aircraft, are $14.9 million for 2007 and each successive year through 2011, including amortization of debt issuance costs.
In 2006, we took delivery of three transport category aircraft, eight medium aircraft and nine light aircraft for service in the Domestic Oil and Gas segment. We also took delivery of two light aircraft for service in the Air Medical segment.
At December 31, 2006, we had an order for two additional transport category aircraft, which we intend to finance with an operating lease. The approximate cost for these two aircraft is $37.2 million
At December 31, 2006, we also had orders for 34 additional aircraft with a total cost of $144.6 million and scheduled delivery dates throughout 2007 and 2008. Of this total, five aircraft totaling $16.7 million were delivered subsequent to December 31, 2006, as mentioned above.
We believe that cash flow from operations will be sufficient to fund operating requirements and required interest payments on the 7.125% Senior Notes for the next twelve months. We have capital requirements for aircraft on order totaling $144.6 million over 2007 and 2008, which we intend to fund from existing cash, short-term investments, and operating leases, as required.
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
The allowance for doubtful accounts receivable is estimated based on an evaluation of individual customer financial strength, current market conditions, and other information. If our evaluation of our significant customers’ and debtors’ creditworthiness should change or prove incorrect, then we may have to recognize additional allowances in the period in which we identify the risk of loss. In the Air Medical segment, the Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized based on its most recent collection experience.
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
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of December 31, 2006 and 2005 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006 the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Prior to the issuance of our 9 3/8% Senior Notes on April 23, 2002, we were exposed to market risks associated with interest rates, and made limited use of derivative financial instruments to manage that risk. When used, all derivatives for risk management were closely monitored by our senior management. We do not hold derivatives for trading purposes and we do not use derivatives with leveraged or complex features. Derivative instruments were transacted either with creditworthy major financial institutions or over national exchanges. Interest on the 7.125% Senior Notes is payable semi-annually on April 15 and October 15.
The market value of the Senior Notes will vary as changes occur in market interest rates, the remaining maturity of the Senior Notes, and our credit-worthiness. At December 31, 2006, the market value of the Notes was $194.0 million. A hypothetical 100 basis-point increase in the Senior Notes imputed rate at December 31, 2006 would have resulted in a market value decline of approximately $9.3 million.
The Company has not engaged in activities involving financial derivatives during the years 2006, 2005, and 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 16, 2007

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$820	$3,036
Short-term investments	153,414	66,525
Accounts receivable – net of allowance:
Trade	87,366	89,351
Other	1,928	6,766
Inventories of spare parts and supplies	55,596	48,123
Other current assets	7,930	10,042
Refundable income taxes	635	422

Total current assets	307,689	224,265

Other	23,816	13,266
Property and equipment, net	369,465	311,678

Total Assets	$700,970	$549,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,815	$40,506
Accrued liabilities	8,511	10,807
Accrued interest	3,045	3,175
Accrued vacation payable	2,583	3,811
Accrued salaries and wages	3,636	2,439
Notes payable	—	1,000

Total current liabilities	53,590	61,738

Long-term debt	205,500	203,300
Deferred income taxes	32,828	38,906
Other long-term liabilities	8,927	6,214
Commitments and contingencies (Note 8)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	1,242	742
Additional paid-in capital	290,695	129,531
Accumulated other comprehensive income	77	—
Retained earnings	107,826	108,493

Total shareholders’ equity	400,125	239,051

Total Liabilities and Shareholders’ Equity	$700,970	$549,209

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Operating revenues	$413,118	$363,610	$291,308
Gain on disposition of property and equipment, net	1,910	1,173	2,569
Other	8,036	2,057	392

	423,064	366,840	294,269

Expenses:
Direct expenses	366,272	299,263	245,374
Selling, general and administrative expenses	27,839	24,896	21,034
Interest expense	17,243	20,448	20,109
Loss on debt restructuring	12,790	—	—

	424,144	344,607	286,517

Earnings (loss) before income taxes	(1,080)	22,233	7,752
Income taxes	(413)	8,079	3,780

Net earnings (loss)	$(667)	$14,154	$3,972

Earnings (loss) per share
Basic	$(0.05)	$1.76	$0.74
Diluted	$(0.05)	$1.76	$0.72

Weighted average shares outstanding:
Basic	13,911	8,040	5,383
Diluted	13,911	8,063	5,486
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated
	Voting		Non-Voting		Additional	Other Com-
	Common Stock		Common Stock		Paid-in	prehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings
Balance at Dec. 31, 2003	2,852	$285	2,531	$253	$15,088	$—	$90,367
Stock options exercised	—	—	—	—	10	—	—
Net earnings	—	—	—	—	—	—	3,972

Balance at Dec. 31, 2004	2,852	285	2,531	253	15,098	—	94,339
Stock issuance, net	—	—	4,887	489	113,352	—	—
Stock options exercised	—	—	—	—	1,081	—	—
Net earnings	—	—	—	—	—	—	14,154

Balance at Dec. 31, 2005	2,852	285	7,418	742	129,531	—	108,493
Stock issuance, net	—	—	4,867	487	160,235	—	—
Other	—	—	139	13	929	—	—
SFAS No. 158 incremental effect	—	—	—	—	—	77	—
Net loss	—	—	—	—	—	—	(667)

Balance at Dec. 31, 2006	2,852	$285	12,424	$1,242	$290,695	$77	$107,826

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(667)	$14,154	$3,972
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	30,297	27,133	27,843
Deferred income taxes	(1,631)	6,415	3,845
Gain on asset dispositions	(1,910)	(1,173)	(2,569)
Loss on debt restructuring	12,790	—	—
Other	806	1,411	1,332
Changes in operating assets and liabilities:
Accounts receivable — trade	1,985	(31,109)	(16,499)
Inventories	(7,473)	(8,898)	1,180
Refundable income taxes	(213)	—	(876)
Other assets	177	(2,313)	(7,241)
Accounts payable, accrued liabilities and vacation payable	(6,679)	23,049	(146)
Other long-term liabilities	2,842	(649)	64

Net cash provided by operating activities	30,324	28,020	10,905

Cash flows from investing activities:
Purchase of property and equipment	(123,253)	(96,165)	(33,921)
Acquisition of additional operating locations	—	—	(1,518)
Proceeds from asset dispositions	36,809	10,751	14,395
Purchase of short-term investments	(186,339)	(97,950)	(16,975)
Proceeds from sale of short-term investments	99,450	45,900	19,425
Other	(5,595)	—	—

Net cash used in investing activities	(178,928)	(137,464)	(18,594)

Cash flows from financing activities:
Proceeds of debt issuance – Senior Notes	200,000	—	—
Premium and costs to retire debt early	(10,208)	—	—
Repayment of Senior Notes	(200,000)	—	—
Debt issuance costs	(4,857)	—	—
Payments on long-term debt	(1,000)	(1,000)	—
Proceeds from line of credit	181,900	114,875	37,008
Payments on line of credit	(179,700)	(119,850)	(28,733)
Proceeds from stock issuance	161,155	115,162	—
Less related fees and expenses	(433)	(1,265)	—
Proceeds from exercise of stock options	—	1,025	—
Other	(469)	—	—

Net cash provided by financing activities	146,388	108,947	8,275

(Decrease) Increase in cash and cash equivalents	(2,216)	(497)	586
Cash and cash equivalents, beginning of year	3,036	3,533	2,947

Cash and cash equivalents, end of year	$820	$3,036	$3,533

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company”) after the elimination of all intercompany accounts and transactions.

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

Short-term Investments

Short-term investments consist primarily of auction rate securities, which represent funds available for current operations. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available for sale. The Company’s auction rate securities generally have long-term stated maturities, but have characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. The Company has not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at December 31, 2006 and 2005.

Inventories of Spare Parts and Supplies

The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolescent and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $7.3 million and $6.3 million at December 31, 2006 and 2005, respectively.

Property and Equipment

The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. The salvage value used in calculating depreciation of aircraft ranges from 30% to 40%. The Company uses accelerated depreciation methods for tax purposes. The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the asset. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.

Effective January 1, 2005 and prospectively, the Company reassessed the salvage values applicable to major modifications to aircraft based on updated estimates derived from recent aircraft sales. The adjustment for the year 2005 resulted in a decrease in depreciation expense ($1.6 million). In addition, the Company incurred approximately $1.1 million of expense in 2005 for repairs to an aircraft that incurred substantial damage due to a weather related incident.

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

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. As of December 31, 2006 and 2005, the Company had $1.3 million and $1.1 million, respectively, of accrued liabilities related to health care claims.

During 2005, the Company established an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2006 and 2005 totaled $3.2 million and $1.9 million, respectively. The financial position and operations of the insurance captive were not significant in 2006 nor 2005. The captive is fully consolidated in the accompanying financial statements.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of short-term investments and trade accounts receivable. Short-term investments include auction rate securities and money market securities. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2006.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Collection efforts are typically exhausted at approximately nine months, at which time unpaid amounts are charged off as uncollectible. The allowance for doubtful accounts was $0.1 million and $0.2 million at December 31, 2006 and December 31, 2005, respectively. The Company’s largest domestic oil and gas customer accounted for 17%, 14%, and 13%, of consolidated operating revenues for years ended December 31, 2006, 2005, and 2004, respectively. The Company also carried accounts receivable from this same customer totaling 14% of net trade receivable on December 31, 2006 and 2005, respectively.
Trade receivables representing amounts due pursuant to air medical services are carried net of an allowance for estimated contractual adjustments on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized based on its most recent collection experience.
Stock Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R),“Share Based Payment.” SFAS No. 123 (R) supersedes Accounting Principles Board (“APB’’) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method of and, as such, generally recognized no compensation expense for employee stock options. In September 2001, the Company underwent a change of control and as a result, all awards issued prior to the change of control became fully vested. The Company has not issued any shares, options or rights under its stock plan since 2001. As a result, no pro forma information for 2005 and 2004 is necessary under SFAS 123. We have adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method. Under the modified-prospective method, the prior periods’ financial statements are not restated. As no employee stock options were granted in the current period, the adoption of SFAS No. 123 (R) had no impact on our results of operations for the year ended December 31, 2006. The impact on future periods will be dependent on levels of share based payments granted in the future.
Stock-based employee compensation expense relates to restricted stock grants and stock options that were settled for cash. The employee compensation expense for stock grants and options settled for cash was $0 for 2006, $122,498 for 2005, and $45,000 for 2004. There have been no stock awards granted since 2001.
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
Derivative Financial Instruments
The Company has not engaged in activities involving financial derivatives during the years 2004, 2005, and 2006.

New Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company estimates the cumulative effect of adopting FIN 48 to be immaterial to the consolidated financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its results of operations, financial position, or liquidity.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires the Company, as the sponsor of a plan, to (a) recognize on its Balance Sheets as an asset a plan’s over-funded status or as a liability such plan’s under-funded status, (b) measure a plan’s assets and obligations as of the end of the Company’s fiscal year and (c) recognize changes in the funded status of its plans in the year in which changes occur through adjustments to other comprehensive income. The Company adopted SFAS No. 158 as of December 31, 2006. The following table summarizes the effect of the adjustments to record the adoption of SFAS No. 158 (in thousands):

		Change
	Before Adoption	due to	After Adoption of
	of SFAS No. 158	SFAS No. 158	SFAS No. 158
Other Long-Term Liabilities:
Benefit obligations	$1,192	$(129)	$1,063

Deferred income taxes	—	52	52

Shareholders’ Equity:
Accumulated other comprehensive income	—	77	77
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its results of operations, financial position, or liquidity.
Comprehensive Income
Comprehensive Income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Since 2002, the Company has no such items required to be excluded from net earnings. Accordingly, there is no difference between net earnings and comprehensive income for the years ended December 31, 2006, 2005, or 2004.

Goodwill
Goodwill represents costs in excess of the fair value acquired in connection with purchase business combinations. Goodwill arose in connection with the acquisition of a company related to the planned expansion of the Air Medical segment. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually on January 1st or if impairment indicators are present. The impairment evaluation for goodwill is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Company performed the test at January 1st and determined that no impairment charge for goodwill was required.
Restatement
The Company has determined that its auction rate securities were not properly classified in its 2005 balance sheet. As a result the accompanying 2005 balance sheet has been restated to classify $66.5 million from cash and cash equivalents to short-term investments-available for sale. The Company has also made corresponding adjustments to its consolidated statements of cash flows for 2005 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The condensed financial information in Note 13 also reflects these adjustments. The Company had historically classified these securities as cash equivalents based on management’s likely ability to liquidate its holdings during the predetermined interest rate reset auctions, however, the definition of a cash equivalent in Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”, requires the classification of these securities as short-term investments. There was no impact on previously reported net earnings, cash flows from operating activities or shareholders’ equity as a result of this restatement.
(2)	PROPERTY AND EQUIPMENT
The following table summarizes the Company’s property and equipment at December 31, 2006 and December 31, 2005.

	December 31,	December 31,
	2006	2005
	(Thousands of dollars)
Flight equipment	$480,934	$416,076
Other	74,638	67,645

	555,572	483,721
Less accumulated depreciation	(186,107)	(172,043)

Property and equipment, net	$369,465	$311,678

Property and equipment at December 31, 2005 included aircraft with a net book value of $1.1 million that was held for sale.
(3)	LONG-TERM DEBT
On April 12, 2006, the Company issued $200.0 million of 7.125% Senior Notes that mature in 2013. These Notes were offered and sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. Net proceeds of $196.0 million were used to repurchase $184.8 million of our outstanding 9 3/8% Senior Notes due 2009 pursuant to a tender offer that also closed on April 12, 2006. The total cost to repurchase those notes was $201.6 million, including the tender offer premium and accrued interest. The Company called for redemption on May 1, 2006, the remaining $15.2 million of 9 3/8% notes outstanding, at a redemption price of 104.688% of their face amount plus accrued and unpaid interest. Interest on the 7.125% notes is payable semi-annually on April 15 and October 15, and those notes mature April 15, 2013. The estimated annual interest cost of the new notes is $14.3 million, excluding amortization of issuance costs, which represents a reduction in annual interest cost on the notes of $4.5 million. As a result of the early redemption of the 9 3/8% notes, a pretax charge of $12.8 million ($7.7 million, net of tax) was recorded as a charge for debt restructuring in the quarter ended June 30, 2006, which consisted of $9.8 million for the early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior basis by all of the Company’s Guarantor Subsidiaries. See Note 13 of the Notes to Consolidated Financial Statements. We were in compliance with the covenants applicable to these notes as of December 31, 2006.
The Company has a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2008. At December 31, 2006, the Company had $5.5 million in borrowings under the revolving credit facility, and the Company had $3.3 million under the credit facility at December 31, 2005. The Company had five letters of credit for $5.1 million outstanding at December 31, 2006, and four letters of credit for $4.2 million outstanding at December 31, 2005. The credit agreement permits both prime rate based borrowings and “LIBOR” rate borrowings plus a spread. The spread for LIBOR borrowings is from 1.25% to 3.0%. The Company will pay an annual 0.25% commitment fee on the unused portion of the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2006 and 2005, the Company was in compliance with these covenants. The credit agreement is collateralized by accounts receivable and inventory. Also included in notes payable at December 31, 2005 was $1.0 million, representing finance agreements on purchase commitments for transport category aircraft as further described at Note 8.
Cash paid for interest was $16.5 million, $19.5 million, and $19.1 million, for the years ended December 31, 2006, 2005, and 2004, respectively.
(4)	INCOME TAXES
Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Thousands of dollars)
Current
Federal	$—	$343	$—
State	—	(50)	(1,142)
Foreign	1,175	1,371	1,077
Deferred — principally Federal	(1,588)	6,415	3,845

Total	$(413)	$8,079	$3,780

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 34% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$(367)	(34)	$7,559	34	$2,636	34
Increase (decrease) in taxes resulting from:
Effect of foreign tax expense, net of U.S. benefits	—	—	—	—	679	9
Hurricane relief credit	—	—	(537)	(2)	—	—
Effect of state income taxes	(35)	(3)	762	3	298	4
Other items — net	(11)	(1)	295	1	167	2

Total	$(413)	(38)	$8,079	36	$3,780	49

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	December 31,	December 31,
	2006	2005
Deferred tax assets:
Deferred compensation	$1,644	$1,652
Foreign tax credits	5,792	4,617
Vacation accrual	962	1,419
Inventory valuation	3,355	3,549
Workman’s compensation reserve	323	190
Allowance for uncollectible accounts	19	2,297
Alternative minimum tax credit	343	343
Hurricane relief credit	814	814
Other	720	1,321
Net operating loss	34,192	23,282

Total deferred tax assets	48,164	39,484
Valuation allowance — tax credit carryforwards	(2,142)	(2,142)

Total deferred tax assets, net	46,022	37,342

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(74,326)	(68,167)

Total deferred tax liabilities	(74,326)	(68,167)

Net deferred tax liabilities	$(28,304)	$(30,825)

A valuation allowance was recorded against certain foreign tax credits paid in 2004 and prior as management believes it is more likely than not that the deferred tax asset related to certain foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. Due to recent changes in the tax laws extending the credit carryforward period, management believes that a valuation allowance is not necessary for foreign tax credits generated in 2006 and 2005. A tax credit of $0.8 million was realized in 2005 as a result of Hurricanes Katrina and Rita Legislation. At December 31, 2006 and 2005, other current assets include $4.5 million and $8.1 million, respectively, of deferred tax assets.
The Company has net operating loss carryforwards (“NOLs”), of approximately $90.0 million that, if not used will expire beginning in 2022 through 2026. Additionally, for state income tax purposes, the Company has NOLs of approximately $72.0 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2012 through 2026, the majority of which expires in 2017 and through 2020. Most of these NOLs arose from accelerated tax depreciation deductions related to substantial aircraft additions since 2002.

Income taxes paid were approximately $0.1 million, $0.1 million, and $0.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively. The Company received net income tax refunds of approximately $0.3 million, $0.8 million and $0.5 million during the years ended December 31, 2006, 2005 and 2004, respectively.
(5)	EMPLOYEE BENEFIT PLANS
Savings and Retirement Plans
The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee’s salary deferral contribution, not to exceed 3% of the employee’s compensation. The Company contributions were $6.2 million for the year ended December 31, 2006, $5.4 million for the year ended December 31, 2005 and $4.8 million for the year ended December 31, 2004.
The Company maintains a Supplemental Executive Retirement Plan (“SERP”). During January 2006, active employees were given a substitute benefit in the Officer Deferred Compensation Plan based on a calculated present value participant’s interest in the SERP except for the four remaining retired participants. As a result, approximately $2.0 million of the SERP liability was transferred to the Deferred Compensation Liability in 2006.
As of December 31, 2006, the Company adopted SFAS No. 158 for its SERP plan. For additional information relating to this accounting pronouncement and its impacts, see Note 1.
The Company recorded the following plan costs for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,
	2006	2005	2004
	(Thousands of dollars)
Service cost	$—	$259	$302
Interest cost	64	124	111
Recognized actuarial (gain) loss	62	53	(30)

Net periodic plan cost	126	436	383

The benefit obligation, funded status, and assumptions of the plan on December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,413	$3,148
Service cost	—	259
Interest cost	64	124
Actuarial loss	(18)	13
Benefits paid	(384)	(131)
Transferred to deferred compensation	(2,012)	—

Benefit obligation at the end of the year	1,063	3,413

	December 31,
	2006	2005
	(Thousands of dollars)
Reconciliation of funded status
Unfunded status	(1,063)	(3,413)
Unrecognized actuarial gains	—	(123)

Total liability included in other long term liabilities on the consolidated balance sheet	$(1,063)	$(3,536)

Weighted average assumptions
Discount rate	5.8%	4.0%
Employee turnover/early retirement rate	—	—
Amounts recognized in accumulated other comprehensive income consists of approximately $129,000 pre-tax in unrecognized actuarial gain in 2006.
The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts on the lives of the participants in anticipation of using the life insurance’s cash values and death benefits to help fulfill the obligations of the plan. The Company, as owner of such policies, may sell or redeem the contracts at any time without any obligation to the plan participants. The Company recorded expenses of approximately less than $0.1 million for 2006 and $0.5 million for each of the years 2005 and 2004 related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.4 million at December 31, 2006 and $0.9 million at December 31, 2005.
The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $3.4 million and $0.9 million, respectively, for the years December 31, 2006 and 2005.
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
At December 31, 2006, there were 116,520 voting shares and 183,802 non-voting shares available for issuance under the 1995 Plan. The Company recorded compensation expense related to the 1995 Plan of $0 million for December 31, 2006, $0.2 million for December 31, 2005 and $0.1 million for the year ended December 31, 2004. There was no unearned stock compensation expense at December 31, 2006 and 2005.

The following table summarizes employee and director stock option activities for the years ended December 31, 2006, 2005, and 2004. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

	1995
	Plan
	Options	Weighted
	Non-	Average
	Voting	Exercise Price
Balance outstanding at December 31, 2003	217,703	11.63
Options settled for cash	(10,750)	12.75

Balance outstanding at December 31, 2004	206,953	11.57
Options exercised	(150,000)	11.06
Options settled for cash	(10,203)	8.50

Balance outstanding at December 31, 2005	46,750	13.87
Options exercised	(8,500)	12.75
Options cancelled	(500)	12.75
Balance outstanding at December 31, 2006	37,750	14.14

Shares exercisable at December 31, 2006	37,750	14.14

December 31, 2005	46,750	13.87

December 31, 2004	206,953	11.57

The following table summarizes information about stock options outstanding as of December 31, 2006. All of the outstanding stock options are exercisable.

Options Outstanding and Exercisable
	Remaining
Number	Contractual	Exercise
Outstanding	Life (Years)	Price
22,750	2.5	$12.75
15,000	1.8	16.25

37,750	2.4 (1)	14.14

(1)	Weighted Average
Incentive Compensation
During 2002, the Company implemented an incentive plan for non-executive and non-represented employees. The plan allows the Company to pay up to 7% of earnings before tax, net of incentive compensation. During 2004, the Company implemented an Executive/Senior Management plan for certain corporate and business unit management employees. The Company did not record incentive compensation expense for the year ended December 31, 2006 and 2004, as certain requirements under the incentive plans established were not met. For 2005, the Company recorded $2.3 million of incentive compensation expense related to the above plans.

(6)	OTHER ASSETS
The following table summarizes the Company’s other assets at December 31, 2006 and 2005.

	December 31,	December 31,
	2006	2005
	(Thousands of dollars)
Goodwill acquired	$2,747	$2,747
Security deposits on aircraft	10,170	4,576
Deferred financing cost	5,231	3,520
Investments	3,298	910
Other	2,370	1,513

Total	$23,816	$13,266

During 2006 and 2005, the Company placed security deposits on aircraft to be leased or purchased. Upon delivery of the aircraft, the deposits will be applied to the lease or purchase.
(7)	FINANCIAL INSTRUMENTS
Fair Value — The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2006 and December 2005. The table excludes cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities and term notes payable, all of which had fair values approximating carrying amounts.

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Long-term debt	$200,000	$194,000	$200,000	$210,500
At December 31, 2006 and 2005, the fair value of long-term debt is based on quoted market indications.
(8)	COMMITMENTS AND CONTINGENCIES
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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Thousands of dollars)
Aircraft	$15,663	$5,817	$748
Other	5,174	5,167	3,906

Total	$20,837	$10,984	$4,654

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

	Aircraft	Other	Total
	(Thousands of dollars)
2007	$15,663	$3,237	$18,900
2008	15,663	2,652	18,315
2009	15,663	1,945	17,608
2010	16,265	1,664	17,929
2011	17,533	1,348	18,881
Thereafter	76,303	10,353	86,656

	$157,090	$21,199	$178,289

The Company expects to finance the acquisition of new aircraft, discussed below, with existing cash and cash equivalents, short-term investments, operating leases, the issuance of debt or equity securities or some combination thereof.
In 2006, the Company took delivery of three transport category aircraft, eight medium aircraft and nine light aircraft for service in the Domestic Oil and Gas segment. The Company also took delivery of two light aircraft for service in the Air Medical segment. Subsequent to December 31, 2006, the Company took delivery of four light aircraft for service in Domestic Oil and Gas and one light aircraft for service in the Air Medical segment.
At December 31, 2006, the Company had an order for two additional transport category aircraft, which it intend to finance with an operating lease. The approximate cost for these two aircraft is $37.2 million
At December 31, 2006, the Company also had orders for 34 additional aircraft with a total cost of $144.6 million and scheduled delivery dates throughout 2007 and 2008. Of this total, five aircraft totaling $16.7 million was delivered subsequent to December 31, 2006, as mentioned above.
Environmental Matters — The Company has an aggregate estimated liability of $0.2 million as of December 31, 2006 and 2005 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of our former Lafayette Facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, the Company submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006, the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
During 2004, LDEQ advised PHI that groundwater contaminants impacting monitor wells at the PHI Lafayette Heliport were originating from an off-site location and that the Company would no longer be required to perform further monitoring at the site. Subsequently, based upon site investigation work performed by the Lafayette Airport Commission, the source of the contamination was identified as residing at another location, for which PHI is not responsible. The Lafayette Airport Commission has begun remediation of the PHI Lafayette Heliport.

Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
As previously reported, on June 15, 2005, the Company received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company is cooperating fully with the investigation and believe it has provided all documents and other information required by the subpoena. The Company has not received any further communications from the Department of Justice since shortly providing the requested information. At this stage, it is not possible to assess the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or liquidity.
Purchase Commitments — At December 31, 2006, there were no purchase commitments other than those described above, with respect to aircraft which the Company expects to fund with existing cash and cash equivalents, short-term investments, execute operating leases, or some combination thereof.
Employee Matters - On September 20, 2006, the pilots represented by the OPEIU (the Office and Professional Employees International Union) commenced a general strike affecting both the Domestic Oil and Gas and Air Medical segments. On November 10, the OPEIU made a purported “unconditional” offer for the strikers to return to work and an end to strike activities. On January 11, 2007, the Federal Court for the Western District of Louisiana agreed to the Company’s return-to-work criteria and process for the remaining striking pilots, and the Company is committed to processing those pilots back to work by April 29, 2007. Pilots are currently working under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations on August 28, 2006.
Other issues surrounding PHI’s allegations that the OPEIU engaged in bad faith bargaining, as well as the OPEIU’s counterclaims and claims arising out of the OPEIU’s purported “unconditional” off to return to work, remain outstanding and are expected to be addressed by the same Federal Court. A trial on these matters is currently set to start on November 7, 2007. It is not possible to assess the outcome of the remaining claims and counterclaims.
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
The Domestic Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico. The International segment provides helicopters in various foreign countries to oil and gas customers. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers.

The Company’s largest customer, who is a customer in the Domestic Oil and Gas segment, accounted for 17% ($72.2 million), 14% ($50.5 million), and 13% ($37.8 million) of operating revenues for the years ended December 31, 2006, 2005, and 2004, respectively.
The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2006, 2005, and 2004. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, and corporate selling, general, and administrative costs to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investments, other assets, and certain property, plant, and equipment.

		Year Ended
		December 31,
	2006	2005	2004
	(Thousands of dollars)
Segment operating revenues
Domestic Oil and Gas	$248,035	$219,644	$180,102
Air Medical	133,397	112,123	77,476
International	25,588	28,192	24,342
Technical Services	6,098	3,651	9,388

Total operating revenues	413,118	363,610	291,308

Segment direct expense
Domestic Oil and Gas	213,279	173,177	151,107
Air Medical	130,412	104,465	67,664
International	18,456	19,099	18,668
Technical Services	4,125	2,522	7,935

Total direct expense	366,272	299,263	245,374

Segment selling, general and administrative expense
Domestic Oil and Gas	1,010	1,003	1,499
Air Medical	7,384	6,503	6,525
International	96	214	49
Technical Services	82	7	12

Total selling, general and administrative expense	8,572	7,727	8,085

Total direct and selling, general and administrative expense	374,844	306,990	253,459

Net segment profit (loss)
Domestic Oil and Gas	33,746	45,464	27,496
Air Medical	(4,399)	1,155	3,287
International	7,036	8,879	5,625
Technical Services	1,891	1,122	1,441

Total	38,274	56,620	37,849

Other, net (1)	9,946	3,230	2,961
Unallocated selling, general and administrative costs	(19,267)	(17,169)	(12,949)
Interest expense	(17,243)	(20,448)	(20,109)
Loss on debt restructuring	(12,790)	—	—

Earnings (loss) before income taxes	$(1,080)	$22,233	$7,752

(1)	Including gains on disposition of property and equipment and other income.

		Year Ended
		December 31,
	2006	2005	2004
	(Thousands of dollars)
Expenditures for long lived Assets
Domestic Oil and Gas	$107,896	$55,876	$7,614
Air Medical	14,446	39,361	18,071
International	136	284	198
Corporate	775	644	8,038

Total	$123,253	$96,165	$33,921

		Year Ended
		December 31,
	2006	2005	2004
	(Thousands of dollars)
Depreciation and Amortization
Domestic Oil and Gas	$15,939	$15,829	$18,342
Air Medical	8,634	6,023	4,992
International	1,443	1,236	1,587
Technical Services	—	—	42
Corporate	4,281	4,045	2,880

Total	$30,297	$27,133	$27,843

Assets
Domestic Oil and Gas	$289,349	$247,657	$227,929
Air Medical	166,367	137,911	89,722
International	15,170	13,560	12,289
Corporate	230,084	150,081	64,233

Total	$700,970	$549,209	$394,173

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
	(Thousands of dollars)
Operating revenues:
United States	$387,530	$335,418	$266,966
International	25,588	28,192	24,342

Total	$413,118	$363,610	$291,308

Long-Lived Assets:
United States	$362,527	$303,924	$246,819
International	6,938	7,754	6,422

Total	$369,465	$311,678	$253,241

(10)	EFFECTS OF HURRICANES
At December 31, 2005, the Company recognized a loss from Hurricane Katrina on August 29, 2005 and Hurricane Rita on September 24, 2005 of approximately $5.6 million consisting of write-off of inventory and other tangible assets of $2.5 million, incremental repair costs and costs to relocate operations from damaged or destroyed bases of $3.1 million. These losses were offset by insurance recoveries of $5.6 million at December 31, 2005, of which $2.7 million was reflected as receivable from the insurance carriers in accounts receivable, other at December 31, 2005. In 2006, the Company incurred additional repair costs and costs related to relocation of operations from damaged or destroyed bases, of $3.0 million. This loss was offset by insurance recoveries of $3.0 million in 2006. The Company received proceeds from insurance carriers totaling $8.6 million, of which $2.9 million and $5.7 million was received in 2005 and 2006, respectively.
(11)	QUARTERLY FINANCIAL DATA (UNAUDITED)
The summarized quarterly results of operations for the years ended December 31, 2006 and December 31, 2005 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Thousands of dollars, except per share data)
Operating revenues	$101,372	$107,157	$109,315	$95,274
Gross profit	14,317	17,946	16,091	(1,508)
Net earnings (loss)	2,225	(2,755)	5,122	(5,259)
Net earnings (loss) per share
Basic	0.21	(0.19)	0.34	(0.34)
Diluted	0.21	(0.19)	0.33	(0.34)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(Thousands of dollars, except per share data)
Operating revenues	$74,239	$86,783	$100,018	$102,570
Gross profit	10,203	13,887	19,834	20,422
Net earnings	359	1,961	5,460	6,374
Net earnings per share
Basic	0.07	0.32	0.53	0.62
Diluted	0.07	0.31	0.53	0.62
(12)	SHAREHOLDERS’ EQUITY
On April 12, 2006, the Company completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, the Company completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses.
The Company had an average of 13.9 million common shares outstanding for the period ended December 31, 2006, compared to an average of 8.0 million shares for the period ended December 31, 2005. The increase was the result of the equity offerings in April 2006 and June 2005.
(13)	CONDENSED FINANCIAL INFORMATION — GUARANTOR ENTITIES
On April 12, 2006, the Company issued $200 million of 7.125% Senior Notes due 2013 and retired $184.8 million of 9 3/8% Series B Senior Notes due 2009. On May 1, 2006, the Company redeemed the remaining $15.2 million 9 3/8% Series B Senior Notes.
The 7.125% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of the Company’s Guarantor Subsidiaries.

The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$385	$435	$—	$820
Short-term investments	153,414	—	—	153,414
Accounts receivable — net of allowance	75,642	13,652	—	89,294
Inventories of spare parts and supplies	55,596	—	—	55,596
Other current assets	7,922	8	—	7,930
Refundable income taxes	44	591	—	635

Total current assets	293,003	14,686	—	307,689

Investment in subsidiaries	46,226	—	(46,226)	—
Intercompany receivable	—	44,085	(44,085)	—
Other assets	23,759	57	—	23,816
Property and equipment, net	361,570	7,895	—	369,465

Total assets	$724,558	$66,723	$(90,311)	$700,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,653	$4,354	$—	$51,007
Intercompany payable	44,085	—	(44,085)	—
Accrued vacation payable	2,295	288	—	2,583

Total current liabilities	93,033	4,642	(44,085)	53,590

Long-term debt	205,500	—	—	205,500
Deferred income taxes and other long-term liabilities	25,900	15,855	—	41,755
Shareholders’ Equity Paid-in capital	292,222	4,402	(4,402)	292,222
Accumulated other comprehensive income	77	—	—	77
Retained earnings	107,826	41,824	(41,824)	107,826

Total shareholders’ equity	400,125	46,226	(46,226)	400,125

Total liabilities and shareholders’ equity	$724,558	$66,723	$(90,311)	$700,970

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,577	$459	$—	$3,036
Short-term investments	66,525	—	—	66,525
Accounts receivable — net of allowance	81,881	14,236	—	96,117
Inventories of spare parts and supplies	48,123	—	—	48,123
Other current assets	9,978	64	—	10,042
Refundable income taxes	(61)	483	—	422

Total current assets	209,023	15,242	—	224,265

Investment in subsidiaries	38,700	—	(38,700)	—
Intercompany receivable	—	39,867	(39,867)	—
Other assets	13,253	13	—	13,266
Property and equipment, net	303,421	8,257	—	311,678

Total assets	$564,397	$63,379	$(78,567)	$549,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,322	$10,605	$—	$56,927
Intercompany payable	39,867	—	(39,867)	—
Accrued vacation payable	3,522	289	—	3,811
Notes payable	1,000	—	—	1,000

Total current liabilities	90,711	10,894	(39,867)	61,738

Long-term debt	203,300	—	—	203,300
Deferred income taxes and other long-term liabilities	31,335	13,785	—	45,120
Shareholders’ Equity Paid-in capital	130,558	4,402	(4,402)	130,558
Retained earnings	108,493	34,298	(34,298)	108,493

Total shareholders’ equity	239,051	38,700	(38,700)	239,051

Total liabilities and shareholders’ equity	$564,397	$63,379	$(78,567)	$549,209

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$357,355	$55,763	$—	$413,118
Management fees	2,231	—	(2,231)	—
Gain on dispositions of property and equipment, net	1,910	—	—	1,910
Other	8,016	20	—	8,036

	369,512	55,783	(2,231)	423,064

Expenses:
Direct expenses	325,115	41,157	—	366,272
Management fees	—	2,231	(2,231)	—
Selling, general, and administrative	25,106	2,733	—	27,839
Equity in net income of consolidated subsidiaries	(7,592)	—	7,592	—
Interest expense	17,243	—	—	17,243
Loss on debt restructuring	12,790	—	—	12,790

	372,662	46,121	5,361	424,144

Earnings (loss) before income taxes	(3,150)	9,662	(7,592)	(1,080)
Income taxes	(2,483)	2,070	—	(413)

Net earnings (loss)	$(667)	$7,592	$(7,592)	$(667)

	For the year ended December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$310,868	$52,742	$—	$363,610
Management fees	1,485	—	(1,485)	—
Gain on dispositions of property and equipment, net	1,173	—	—	1,173
Other	1,988	69	—	2,057

	315,514	52,811	(1,485)	366,840

Expenses:
Direct expenses	263,861	35,402	—	299,263
Management fees	—	1,485	(1,485)	—
Selling, general, and administrative	22,110	2,786	—	24,896
Equity in net income of consolidated subsidiaries	(8,921)	—	8,921	—
Interest expense	20,448	—	—	20,448

	297,498	39,673	7,436	344,607

Earnings before income taxes	18,016	13,138	(8,921)	22,233
Income taxes	3,862	4,217	—	8,079

Net earnings	$14,154	$8,921	$(8,921)	$14,154

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$244,230	$47,078	$—	$291,308
Management fees	4,943	—	(4,943)	—
Gain on dispositions of property and equipment, net	2,575	(6)	—	2,569
Other	373	19	—	392

	252,121	47,091	(4,943)	294,269

Expenses:
Direct expenses	217,072	28,302	—	245,374
Management fees	—	4,943	(4,943)	—
Selling, general, and administrative	17,354	3,680	—	21,034
Equity in net income of consolidated subsidiaries	(7,398)	—	7,398	—
Interest expense	20,109	—	—	20,109

	247,137	36,925	2,455	286,517

Earnings before income taxes	4,984	10,166	(7,398)	7,752
Income taxes	1,012	2,768	—	3,780

Net earnings	$3,972	$7,398	$(7,398)	$3,972

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$30,142	$182	$—	$30,324

Cash flows from investing activities:
Purchase of property and equipment	(123,047)	(206)	—	(123,253)
Proceeds from asset dispositions	36,809	—	—	36,809
Purchase (sale) of short-term investments	(86,889)	—	—	(86,889)
Other	(5,595)	—	—	(5,595)

Net cash used in investing activities	(178,722)	(206)	—	(178,928)

Cash flows from financing activities:
Proceeds of debt issuance — Senior Notes	200,000	—	—	200,000
Premium and costs to retire debt early	(10,208)	—	—	(10,208)
Repayment of Senior Notes	(200,000)	—	—	(200,000)
Debt issuance costs	(4,857)	—	—	(4,857)
Payments on long-term debt	(1,000)	—	—	(1,000)
Proceeds (payments) line of credit, net	2,200	—	—	2,200
Proceeds from stock issuance, net	160,722	—	—	160,722
Other	(469)	—	—	(469)

Net cash provided by financing activities	146,388	—	—	146,388

Increase in cash and cash equivalents	(2,192)	(24)	—	(2,216)
Cash and cash equivalents, beginning of period	2,577	459	—	3,036

Cash and cash equivalents, end of period	$385	$435	$—	$820

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$27,864	$156	$—	$28,020

Cash flows from investing activities:
Purchase of property and equipment	(96,161)	(4)		(96,165)
Proceeds from asset dispositions	10,751	—	—	10,751
Purchase (sale) of short-term investments	(52,050)	—	—	(52,050)

Net cash used in investing activities	(137,460)	(4)	—	(137,464)

Cash flows from financing activities:
Proceeds from (payment of) long-term debt, net	(5,975)	—	—	(5,975)
Proceeds from exercise of stock options	1,025	—	—	1,025
Proceeds from stock issuance, net	113,897	—	—	113,897

Net cash provided by financing activities	108,947	—	—	108,947

Increase in cash and cash equivalents	(649)	152	—	(497)
Cash and cash equivalents, beginning of period	3,226	307	—	3,533

Cash and cash equivalents, end of period	$2,577	$459	$—	$3,036

	For the year ended December 31, 2004
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$10,644	$261	$—	$10,905

Cash flows from investing activities:
Acquisition of additional operating locations	(1,518)	—	—	(1,518)
Purchase of property and equipment	(33,916)	(5)		(33,921)
Proceeds from asset dispositions	14,395	—	—	14,395
Purchase (sale) of short-term investments	2,450	—	—	2,450

Net cash used in investing activities	(18,589)	(5)	—	(18,594)

Cash flows from financing activities:
Proceeds from long-term debt, net	8,275	—	—	8,275

Net cash provided by financing activities	8,275	—	—	8,275

Increase (decrease) in cash and cash equivalents	330	256	—	586
Cash and cash equivalents, beginning of period	2,896	51	—	2,947

Cash and cash equivalents, end of period	$3,226	$307	$—	$3,533

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9.A.	CONTROLS AND PROCEDURES
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
During the last quarter, there have not been any changes in our internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2006, our internal control over financial reporting is effective under those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A), that PHI, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 16, 2007

ITEM 9.B. OTHER INFORMATION
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be included in our definitive information statement in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information required by this item will be included in our definitive information statement in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in our definitive information statement in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in our definitive information statement in connection with our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
1.	Financial Statements
	Included in Part II of this report:

	Report of Independent Registered Public Accounting Firm	27
	Consolidated Balance Sheets — December 31, 2006 and December 31, 2005.	28
	Consolidated Statements of Operations for the years ended December 31, 2006, December 31, 2005, and December 31, 2004.	29
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, December 31, 2005, and December 31, 2004.	30
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 31 2005, and December 31, 2004.	31
	Notes to Consolidated Financial Statements.	32

2.	Financial Statement Schedules
	Schedule II — Valuation and Qualifying accounts for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.	59
3. Exhibits

3	Articles of Incorporation and By-laws

3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

	(ii)	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed January 3, 2006).

	(iii)	Amended and Restated By-laws of the Company (As amended through May 1, 2002).

4	Instruments defining the rights of security holders, including indentures.

4.1	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.2	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.5 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.6 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.5	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.6	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.7	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

10	Material Contracts

10.2	The Amended and Restated PHI, Inc. 401 (k) Retirement Plan effective January 1, 2006.

10.3	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995.

10.4	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees.

10.5	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005.

10.6	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001.

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

PHI, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions	of Year

Year ended December 31, 2006:
Allowance for doubtful accounts	$163	$—	$113	$50
Allowance for obsolescent inventory	6,268	1,502	514	7,256

Year ended December 31, 2005:
Allowance for doubtful accounts	$163	$—	$—	$163
Allowance for obsolescent inventory	6,988	(70)	650	6,268

Year ended December 31, 2004:
Allowance for doubtful accounts	$120	$43	$—	$163
Allowance for obsolescent inventory	5,536	2,400	948	6,988

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

Signature	Title	Date

/s/ Al A. Gonsoulin	Chairman of the Board	March 16, 2007
Al A. Gonsoulin	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Lance F. Bospflug	Director	March 16, 2007
Lance F. Bospflug

/s/ Arthur J. Breault, Jr.	Director	March 16, 2007
Arthur J. Breault, Jr.

/s/ Thomas H. Murphy	Director	March 16, 2007
Thomas H. Murphy

/s/ Richard H. Matzke	Director	March 16, 2007
Richard H. Matzke

/s/ C. Russell Luigs	Director	March 16, 2007
C. Russell Luigs

/s/ Michael J. McCann	Chief Financial Officer	March 16, 2007
Michael J. McCann	(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

3	Articles of Incorporation and By-laws

3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

	(ii)	Articles of Amendment to Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed January 3, 2006).

	(iii)	Amended and Restated By-laws of the Company (As amended through May 1, 2002).

4	Instruments defining the rights of security holders, including indentures.

4.1	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.2	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.5 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.6 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.5	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.6	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.7	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

10	Material Contracts

10.2	The Amended and Restated PHI, Inc. 401 (k) Retirement Plan effective January 1, 2006.

10.3	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995.

10.4	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees.

10.5	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005.

10.6	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001.

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.