Form 10-Q
period 2007-03-31
PHI INC
filed 2007-05-10
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007
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
Registrant’s telephone number, including area code: (337) 235-2452
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer: ☑      Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007

Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,423,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,931	$820
Short-term investments	119,893	153,414
Accounts receivable — net of allowance:
Trade	91,702	87,366
Other	3,093	1,928
Inventories of spare parts and supplies	50,796	55,596
Assets held for sale	8,075	—
Other current assets	9,456	7,930
Refundable income taxes	638	635

Total current assets	292,584	307,689

Other	25,730	23,816
Property and equipment, net	393,398	369,465

Total assets	$711,712	$700,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,029	$35,815
Accrued liabilities	10,670	8,511
Accrued interest	6,635	3,045
Accrued vacation payable	2,773	2,583
Accrued wages and salaries	5,315	3,636

Total current liabilities	48,422	53,590

Long-term debt	220,500	205,500
Deferred income taxes	33,135	32,828
Other long-term liabilities	8,885	8,927
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock — par value of $0.10; authorized shares of 12,500,000	1,242	1,242
Additional paid-in capital	290,695	290,695
Accumulated other comprehensive income	59	77
Retained earnings	108,489	107,826

Total shareholders’ equity	400,770	400,125

Total liabilities and shareholders’ equity	$711,712	$700,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Operating revenues	$101,753	$101,372
Gain on disposition of property and equipment, net	2,534	230
Other	1,654	919

	105,941	102,521

Expenses:
Direct expenses	93,233	87,055
Selling, general and administrative expenses	7,537	6,685
Interest expense	4,107	5,073

	104,877	98,813

Earnings before income taxes	1,064	3,708
Income taxes	401	1,483

Net earnings	$663	$2,225

Weighted average common shares outstanding:
Basic	15,288	10,422
Diluted	15,308	10,439

Net earnings per common share
Basic	$0.04	$0.21
Diluted	$0.04	$0.21
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$663	$2,225
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	7,970	7,192
Deferred income taxes	307	1,174
Gain on asset dispositions	(2,534)	(230)
Other	215	249
Changes in operating assets and liabilities	(15,341)	2,695

Net cash (used in) provided by operating activities	(8,720)	13,305

Cash flows from investing activities:
Purchase of property and equipment	(34,227)	(14,365)
Proceeds from asset dispositions	4,660	27,026
Purchase of short-term investments	(7,004)	(32,707)
Proceeds from sale of short-term investments	40,525	6,800
Other	(2,123)	—

Net cash provided by (used in) investing activities	1,831	(13,246)

Cash flows from financing activities:
Proceeds from line of credit	28,000	200
Payments on line of credit	(13,000)	—

Net cash provided by financing activities	15,000	200

Increase in cash and cash equivalents	8,111	259
Cash and cash equivalents, beginning of period	820	3,036

Cash and cash equivalents, end of period	$8,931	$3,295

Supplemental Disclosures Cash Flow Information
Interest paid	$261	$158

Taxes paid, net	$3	$18

Accrued payables related to purchase of property and equipment	$3,066	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
2. Segment Information
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We used a combination of factors to identify reportable segments as required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The overriding determination of our segments is based on how the chief operating decision-maker of our Company evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform. We previously identified four segments for disclosure. The reportable segments were Domestic Oil and Gas, Air Medical, International, and Technical Services.
During the quarter ended March 31, 2007, we have combined our oil and gas customers that were previously included in our International segment into our Domestic Oil and Gas segment, and have eliminated the term “Domestic” from that segment. Additionally, the contract work previously included in the International segment for the National Science Foundation is now included in our Technical Services segment. We therefore now have three reportable segments: Oil and Gas, Air Medical, and Technical Services. All prior periods have been recast to conform to the 2007 presentation.
Oil and Gas segment. We transport personnel and, to a lesser extent, parts and equipment to, from and among offshore platforms, drilling rigs and other offshore facilities in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 164 aircraft in this segment. In 2006, the Oil and Gas segment represented 65% of our total operating revenues.
Air Medical segment. We provide air medical transportation services for hospitals and emergency service agencies. We currently operate in 14 states with 71 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. Our helicopters transport patients between hospitals as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. In 2006, approximately 32% of our total operating revenues were generated by our air medical operations.
Technical Services segment. We perform maintenance and repair services at our Lafayette, Louisiana facility pursuant to a Federal Aviation Administration repair station license, primarily for our own fleet, but also for existing customers that own their aircraft. The license includes authority to repair airframes, engines, avionics, accessories, radios and instruments and to perform specialized services. We also operate four aircraft for the National Science Foundation in Antarctica. Approximately 3% of our total operating revenues in 2006 were generated by our technical services operations.
Segment operating income is operating revenues less direct expenses and selling, general, and administrative costs allocated to the operating segment. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that we do not allocate to the reportable segments.
Summarized financial information concerning our reportable operating segments for the quarter ended March 31, 2007 and 2006 is as follows:

	Quarter Ended
	March 31,
	2007	2006
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$65,300	$68,554
Air Medical	33,545	30,711
Technical Services	2,908	2,107

Total operating revenues	101,753	101,372

Segment direct expense (1)
Oil and Gas	57,435	53,853
Air Medical	33,828	31,619
Technical Services	1,970	1,583

Total direct expense	93,233	87,055

Segment selling, general and administrative expense
Oil and Gas	391	393
Air Medical	1,941	1,838
Technical Services	8	1

Total selling, general and administrative expense	2,340	2,232

Total direct and selling, general and administrative expense	95,573	89,287

Net segment profit
Oil and Gas	7,474	14,308
Air Medical	(2,224)	(2,746)
Technical Services	930	523

Total	6,180	12,085

Other, net (2)	4,188	1,149
Unallocated selling, general and administrative costs	(5,197)	(4,453)
Interest expense	(4,107)	(5,073)

Earnings before income taxes	$1,064	$3,708

(1)	Included in direct expense are the depreciation expense amounts below:

	Quarter Ended
	March 31
	2007	2006
Oil and Gas	$4,392	$4,151
Air Medical	2,295	2,060
Technical Services	234	95

Total	$6,921	$6,306

Unallocated SG&A	$1,049	$886

(2)	Including gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters — We have an aggregate estimated liability of $0.2 million as of March 31, 2007 and December 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006 the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
Long-term Debt — On April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013. Net proceeds of $196.0 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
The 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. We were in compliance with the covenants applicable to these notes as of March 31, 2007.
We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2008. As of March 31, 2007, we had $20.5 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2007, we were in compliance with these covenants.
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
At March 31, 2007, we had approximately $173.8 million in aggregate commitments under operating leases of which approximately $14.2 million is payable through December 31, 2007, and a total of $18.8 million is payable over the twelve months ending March 31, 2008. Of the total lease commitments, $153.2 million represents commitments for aircraft, and facility lease commitments of $20.6 million, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments — At March 31, 2007, we had purchase commitments totaling $142.4 million for aircraft, $37.2 million which we intend to fund with operating leases, and $105.2 million which we expect to fund from existing cash or short-term investments, as required.
Assets Held for Sale — Included in assets held for sale are certain aircraft and inventory associated with those aircraft with a net book value of approximately $8.1 million as of March 31, 2007. Subsequent to March 31, 2007, we completed the sale of these aircraft and the inventory. We expect to report a gain from the sale of these aircraft. These aircraft are not strategic to our fleet plans.
4. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at March 31, 2007 and December 31, 2006.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $6.8 million and $7.3 million at March 31, 2007 and December 31, 2006, respectively.
5. Employees
Union Related Matters — As previously reported, the pilots represented by the OPEIU (the Office and Professional Employees International Union) commenced a general strike on September 20, 2006, affecting both our Oil and Gas and Air Medical segments. On November 10, 2006, the OPEIU made a purported “unconditional” offer for the strikers to return to work and an end to strike activities. Thereafter, questions arose over whether the OPEIU’s offer was indeed unconditional. As a result, the parties were unable to agree on a return to work process, and the OPEIU subsequently filed suit seeking injunctive relief in the United States District Court for the Western District of Louisiana. On January 11, 2007, the court agreed to our return-to-work criteria and process for the remaining striking pilots, and by April 29, 2007, we had substantially completed processing those pilots back to work. Pilots are currently working under the terms and conditions of employment set forth in the final contract proposals made by the Company and implemented when collective bargaining negotiations were terminated on August 28, 2006.
Other issues surrounding PHI’s allegations that the OPEIU engaged in bad faith bargaining, as well as the OPEIU’s counterclaims and claims arising out of the OPEIU’s offer to return to work, remain outstanding and are expected to be addressed by the same federal court. A trial on these matters is currently set to start on April 21, 2008. It is not possible to assess the outcome of the remaining claims and counterclaims.
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we have accrued an estimated incentive compensation expense of less than $0.1 million for the three months ended March 31, 2007. For the year ended December 31, 2006, we did not record incentive compensation expense related to the plans because the earnings threshold was not met.
6. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On January 1, 2007, we adopted the provisions of FIN 48. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2001 to 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not determined yet the impact that the adoption of SFAS No. 157 will have on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). We would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are assessing SFAS No. 159 and have not determined yet the impact that the adoption of SFAS No. 159 will have on our results of operations, financial position, or liquidity.
7. Shareholders’ Equity
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses.
We had an average of 15.3 million common shares outstanding for the quarter ended March 31, 2007, compared to an average of 10.4 million shares for the quarter ended March 31, 2006. The increase was the result of the equity offering in April 2006.

8. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended
	March 31,
	2007	2006
	(Thousands of dollars)
Net earnings	$663	$2,225
SFAS No. 158 adjustment	(18)	—

Comprehensive income	$645	$2,225

9. Condensed Consolidating Financial Information
On April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013 and retired $184.8 million of 9 3/8% Series B Senior Notes due 2009. On May 1, 2006, we redeemed the remaining $15.2 million 9 3/8% Series B Senior Notes.
Our 7.125% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our Guarantor Subsidiaries.
The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	March 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$8,489	$442	$—	$8,931
Short-term investments	119,893	—	—	119,893
Accounts receivable — net of allowance	80,972	13,823	—	94,795
Inventories of spare parts and supplies	50,796	—	—	50,796
Assets held for sale	8,075	—	—	8,075
Other current assets	9,424	32	—	9,456
Refundable income taxes	44	594	—	638

Total current assets	277,693	14,891	—	292,584

Investment in subsidiaries and other	48,003	—	(48,003)	—
Intercompany receivable	—	45,301	(45,301)	—
Other assets	25,673	57	—	25,730
Property and equipment, net	385,918	7,480	—	393,398

Total assets	$737,287	$67,729	$(93,304)	$711,712

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,963	$3,686	$—	$45,649
Intercompany payable	45,301	—	(45,301)	—
Accrued vacation payable	2,484	289	—	2,773

Total current liabilities	89,748	3,975	(45,301)	48,422

Long-term debt	220,500	—	—	220,500
Deferred income taxes and other long-term liabilities	26,269	15,751	—	42,020
Shareholders’ Equity:
Paid-in capital	292,222	4,402	(4,402)	292,222
Accumulated other comprehensive income	59	—	—	59
Retained earnings	108,489	43,601	(43,601)	108,489

Total shareholders’ equity	400,770	48,003	(48,003)	400,770

Total liabilities and shareholders’ equity	$737,287	$67,729	$(93,304)	$711,712

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended March 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$86,707	$15,046	$—	$101,753
Management fees	602	—	(602)	—
Gain on dispositions of property and equipment, net	2,534	—	—	2,534
Other	1,650	4	—	1,654

	91,493	15,050	(602)	105,941

Expenses:
Direct expenses	81,792	11,441	—	93,233
Management fees	—	602	(602)	—
Selling, general, and administrative	6,785	752	—	7,537
Equity in net income of consolidated subsidiaries	(1,777)	—	1,777	—
Interest expense	4,107	—	—	4,107

	90,907	12,795	1,175	104,877

Earnings before income taxes	586	2,255	(1,777)	1,064
Income taxes	(77)	478	—	401

Net earnings	$663	$1,777	$(1,777)	$663

	For the quarter ended March 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$87,377	$13,995	$—	$101,372
Management fees	507	—	(507)	—
Gain on dispositions of property and equipment, net	230	—	—	230
Other	917	2	—	919

	89,031	13,997	(507)	102,521

Expenses:
Direct expenses	77,880	9,175	—	87,055
Management fees	—	507	(507)	—
Selling, general, and administrative	5,973	712	—	6,685
Equity in net income of consolidated subsidiaries	(2,955)	—	2,955	—
Interest expense	5,073	—	—	5,073

	85,971	10,394	2,448	98,813

Earnings before income taxes	3,060	3,603	(2,955)	3,708
Income taxes	835	648	—	1,483

Net earnings	$2,225	$2,955	$(2,955)	$2,225

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the quarter ended March 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$(8,740)	$20	$—	$(8,720)

Cash flows from investing activities:
Purchase of property and equipment	(34,214)	(13)	—	(34,227)
Proceeds from asset dispositions	4,660	—	—	4,660
Purchase (sale) of short-term investments	33,521	—	—	33,521
Other	(2,123)	—	—	(2,123)

Net cash used in investing activities	1,844	(13)	—	1,831

Cash flows from financing activities:
Proceeds from line of credit, net	15,000	—	—	15,000

Net cash provided by financing activities	15,000	—	—	15,000

Increase in cash and cash equivalents	8,104	7	—	8,111
Cash and cash equivalents, beginning of period	385	435	—	820

Cash and cash equivalents, end of period	$8,489	$442	$—	$8,931

	For the quarter ended March 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$13,295	$10	$—	$13,305

Cash flows from investing activities:
Purchase of property and equipment	(14,365)	—	—	(14,365)
Proceeds from asset dispositions	27,026	—	—	27,026
Purchase (sale) of short-term investments	(25,907)	—	—	(25,907)

Net cash used in investing activities	(13,246)	—	—	(13,246)

Cash flows from financing activities:
Proceeds from line of credit, net	200	—	—	200

Net cash provided by financing activities	200	—	—	200

Increase in cash and cash equivalents	249	10	—	259
Cash and cash equivalents, beginning of period	2,577	459	—	3,036

Cash and cash equivalents, end of period	$2,826	$469	$—	$3,295

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006 management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours; the effect on demand for our services caused by volatility of oil and gas prices; the effect on our operating costs of volatile fuel prices; adverse weather conditions; the availability and cost of capital required to acquire aircraft; environmental risks; the activities of our competitors; changes in government regulation; results of future collective bargaining negotiations with the union representing our pilots, or the effects of not reaching any agreement with the union; continuing litigation with the union arising out of the terminated collective bargaining negotiations and the pilots’ strike that recently ended; the effects of any other labor strife; operating hazards; aircraft accidents and any resulting personal injury, deaths or property damage; risks related to operating in foreign countries; the ability to obtain adequate insurance at an acceptable cost, and the effects on our ability to do so of the location of many of our operations in areas that are vulnerable to hurricanes; and the ability to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, the Risk Factors section of this report, and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2006. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
As previously reported, the pilots represented by the OPEIU (the Office and Professional Employees International Union), commenced a general strike on September 20, 2006, affecting both the Oil and Gas and Air Medical segments. Approximately 236 pilots initially participated in this strike, out of a total pilot work force of 597.
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
On January 11, 2007, the court conducted a hearing relating to our handling of the return to work of the remaining strikers. At the judge’s request, an agreement was reached on a return to work process. The court-approved methodology focused on pilot qualifications and currency, safety, customer requirements, training status and certain other criteria. The return-to-work process was substantially completed by April

29, 2007. We continue to operate under a pilot compensation program and other terms and conditions of employment based on the final contract proposals that were made by the Company and implemented at the end of collective bargaining negotiations on August 28, 2006.
The pilot workforce at April 30, 2007 was 664, compared to 597 at September 20, 2006, the date the pilots commenced the strike. Initially, 236 pilots participated in this strike. The increase in the pilot workforce from the pre-strike level is due to the increase in the size of our aircraft fleet.
Other issues surrounding PHI’s allegations that the OPEIU engaged in bad faith bargaining, as well as the OPEIU’s counterclaims and claims arising from the OPEIU’s offer to return to work, remain outstanding and are expected to be addressed by the same federal court. A trial on these matters is currently set to start April 21, 2008. It is not possible to predict the outcome of the remaining claims and counterclaims.
Operating revenues for the first quarter 2007 were $101.8 million compared to $101.4 million for 2006, an increase of $0.4 million. Oil and Gas operating revenues decreased a net of $3.3 million due to a decrease in flight hours as a result of the strike and a reduction of aircraft and reduced flight hours in our foreign operations. Operating revenues in the Air Medical segment increased $2.8 million due to rate increases and increased patient transports, although transport volume was adversely affected by the pilots’ strike.
Total flight hours were 33,486 for the first quarter 2007 compared to 37,444 for the first quarter 2006. Flight hours in the Oil and Gas segment were 26,086 for the first quarter 2007 compared to 29,817 for first quarter 2006, a decrease of 3,731 flight hours, due to the pilots’ strike and reduced flight hours in our foreign operations.
The number of aircraft in service at March 31, 2007 was 239 compared to 237 at March 31, 2006. Since March 31, 2006, we have sold 24 aircraft, primarily consisting of light aircraft that were incurring relatively little flight time. Since March 31, 2006, we have taken delivery of 26 aircraft consisting of two heavy, eight medium, and 16 light aircraft.
Subsequent to March 31, 2007, we sold certain aircraft, and we therefore recorded the net book value of those assets as “Assets Held for Sale” on our balance sheet. The net book value of those aircraft and the associated inventory was $8.1 million. We expect to report a gain from the sale of these aircraft. These aircraft are not strategic to our fleet plans.
At December 31, 2006, we had 236 aircraft in service. During the first quarter of 2007, we sold five light and one medium aircraft resulting in a gain of approximately $2.5 million, and took delivery of eight light and one medium aircraft.
At March 31, 2007, we had an order for two additional transport category aircraft, at an approximate cost of $37.2 million. We intend to execute an operating lease for these two aircraft. One of these aircraft was delivered subsequent to quarter end and is in the process of being completed. The aircraft will be available for service by approximately June 2007.
At March 31, 2007, we also had orders for 23 other aircraft for service primarily in the Oil and Gas segment, with a total cost of $105.2 million and delivery dates scheduled throughout 2007 and 2008.
Direct operating expense was $93.2 million for the quarter ended March 31, 2007, compared to $87.1 million for the quarter ended March 31, 2006, an increase of $6.1 million. This increase was due to increases in the Oil and Gas and Air Medical segments. The increases were primarily the result of strike related costs of $2.4 million, and costs associated with new aircraft of $2.7 million. The remaining $1.0 million increase was related to increased employee compensation expense of $2.9 million, which was partially offset by a decrease in insurance costs of $1.8 million, due to an insurance premium credit related to favorable claims experience, and other items $0.1 million, net.

Selling, general and administrative expense was $7.5 million for the three months ended March 31, 2007, compared to $6.7 million for the three months ended March 31, 2006, an increase of $0.8 million. This increase was a result of increased legal costs ($0.3 million) related to the pilots’ strike and other union issues, employee compensation costs ($0.3 million) due to overtime costs for certain support staff related to the strike, and depreciation expense ($0.2 million).
Earnings before income taxes for the three months ended March 31, 2007 were $1.1 million compared to $3.7 million for the three months ended March 31, 2006. Earnings for the three months ended March 31, 2007 included an insurance premium credit of $1.8 million related to favorable claims experience, and also a gain on equipment dispositions of $2.5 million.
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the sales were $160.7 million, net of underwriting fees and expenses. The proceeds were used to fund the acquisition of aircraft delivered in 2006 and will be used to fund the acquisition of aircraft being delivered in 2007 and 2008. We also issued $200 million of 7.125% Senior Notes due April 15, 2013 pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Proceeds were $196.0 million net of underwriting fees and expenses, and were used to retire $184.8 million of our existing 9 3/8% Senior Notes pursuant to a tender offer, at a total cost of $201.6 million including an early call premium and accrued interest. We subsequently redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the early redemption of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax), which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of tendering for outstanding notes. On December 8, 2006, we commenced an offer to exchange the 7.125% Senior Notes for registered debt securities with identical terms, and we completed that exchange on December 8, 2006.
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

Operating Statistics
The following tables present non-financial operational statistics for the quarter ended March 31, 2007 and 2006:

	Quarter Ended
	March 31,
	2007	2006 (1)
Flight hours:
Oil and Gas	26,086	29,817
Air Medical	6,992	7,155
Technical Services	408	472

Total	33,486	37,444

Air Medical Transports (2)	4,922	4,822

Aircraft operated at period end:
Oil and Gas	164	167
Air Medical	71	66
Technical Services	4	4

Total (3)	239	237

(1)	All prior periods have been recast to conform to the 2007 segment presentation. See Note 2, Segment Information, to the Condensed Consolidated Financial Statements for discussion on change in reportable segments.

(2)	Represents individual patient transports for the period. Flight hours for these transports are included above.

(3)	Includes 12 aircraft as of March 31, 2007 and 2006 that are customer owned.
Quarter Ended March 31, 2007 compared with Quarter Ended March 31, 2006
Combined Operations
Revenues — Operating revenues for the quarter ended March 31, 2007 were $101.8 million compared to $101.4 million for the quarter ended March 31, 2006, an increase of $0.4 million. The net increase was primarily related to an increase in Air Medical segment revenues of $2.8 million due to an increase in rates and a slight increase in patient transport volume. The increase in that segment’s operating revenues was achieved despite an adverse impact on volume related to the pilots’ strike. Technical Services revenues increased $0.8 million. Oil and Gas had a decrease in revenues of $3.3 million, which was also related to the effects of the strike, as flight hours decreased from the prior year quarter, and decreased flight hour activity in our foreign operations.
Total flight hours were 33,486 for the first quarter 2007 compared to 37,444 for the first quarter 2006. Flight hours in the Oil and Gas segment were 26,086 for the first quarter 2007 compared to 29,817 for first quarter 2006, a decrease of 3,731 flight hours.
Other Income and Gains — Gain on equipment dispositions was $2.5 million for the quarter ended March 31, 2007, compared to $0.2 million for the quarter ended March 31, 2006. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.

Other income was $1.7 million for quarter ended March 31, 2007 compared to $0.9 million for quarter ended March 31, 2006, and primarily represented interest income on unspent proceeds from our recent stock offering.
Direct Expenses — Direct operating expense was $93.2 million for the quarter ended March 31, 2007, compared to $87.1 million for quarter ended March 31, 2006, an increase of $6.1 million. This increase was due to increases in the Oil and Gas and Air Medical segments, and included strike related costs of $2.4 million and costs associated with new aircraft of $2.7 million. The remaining $1.0 million increase was related to increased employee compensation expense of $2.9 million, which was partially offset by a decrease in insurance costs of $1.8 million, due to an insurance premium credit related to favorable claims experience, and other items $0.1 million, net. These items are further discussed below in the Segment Discussion.
Selling, General, and Administrative Expenses — Selling, general and administrative expense was $7.5 million for the three months ended March 31, 2007, compared to $6.7 million for the three months ended March 31, 2006, an increase of $0.8 million. This increase was a result of increased legal costs ($0.3 million) related to the pilots’ strike and other union issues, employee compensation costs ($0.3 million) due to overtime costs for certain support staff related to the strike, and depreciation expense ($0.2 million).
Interest Expense — Interest expense was $4.1 million for the quarter ended March 31, 2007, compared to $5.1 million for the quarter ended March 31, 2006. The decrease was related to refinancing our previous 9 3/8% Senior Notes with the 7.125% Senior Notes issued in April 2006.
Income Taxes — Income tax expense for the quarter ended March 31, 2007 was $0.4 million compared to $1.5 million for the quarter ended March 31, 2006. The effective tax rate was 37.7% for the quarter ended March 31, 2007, compared to 40.0% for the quarter ended March 31, 2006.
Earnings — Our net income for the three months ended March 31, 2007 was $0.7 million compared to $2.2 million for the three months ended March 31, 2006. Earnings before income taxes for the first quarter of 2007 were $1.1 million compared to $3.7 million for the same period in 2006. Earnings per diluted share were $0.04 for the current quarter compared to $0.21 for the prior year quarter. There were 15.3 million common shares outstanding for the quarter ended March 31, 2007, compared to 10.4 million shares for the quarter ended March 31, 2006.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $65.3 million for the quarter ended March 31, 2007, compared to $68.6 million for the quarter ended March 31, 2006, a decrease of $3.3 million. Flight hours were 26,086 for the current quarter compared to 29,817 for the same quarter in the prior year. The decrease in revenue and flight hours was due to the pilots’ strike.
The number of aircraft in the segment was 164 at March 31, 2007, compared to 167 at March 31, 2006. We have sold or disposed of 20 light and two medium aircraft in the Oil and Gas segment since March 31, 2006, and we converted three light aircraft in the segment to air medical use. We have added 22 new aircraft to the Oil and Gas segment since March 31, 2006. We are currently increasing the number of aircraft in the segment based on customer commitments and discussions with our customers regarding their planned activities. We have a total of 25 aircraft on order for delivery in 2007 and 2008 for the Oil and Gas segment.
Direct expense in our Oil and Gas segment was $57.4 million for the quarter ended March 31, 2007, compared to $53.9 million for the quarter ended March 31, 2006. The increase of $3.5 million was due to increases in employee costs ($1.6 million) primarily due to implementation of a new pilot compensation package, aircraft rent ($0.9 million) due to additional aircraft on lease, aircraft warranty costs ($1.2 million) due to additional aircraft covered under manufacturers’ warranty programs, other pilot associated costs related to the strike ($2.1 million), and aircraft depreciation ($0.3 million). These increases were partially offset by a decrease in parts usage ($1.2 million) due to decreased flight hours, a decrease in insurance costs ($1.2 million) due to an insurance premium credit related to favorable claims experience, and a decrease in other items, net ($0.2 million).
Our Oil and Gas segment’s operating income was $7.5 million for the quarter ended March 31, 2007, compared to $14.3 million for the quarter ended March 31, 2006. The decrease was due to the decrease in operating revenue of $3.3 million, an increase in direct expense of $1.6 million in employee costs, which are primarily related to strike costs, and costs associated with new aircraft of $2.1 million.
Air Medical — Air Medical segment revenues were $33.5 million for the quarter ended March 31, 2007, compared to $30.7 million for the quarter ended March 31, 2006, an increase of $2.8 million. The increase was primarily related to rate increases and an increase in patient transports, which numbered 4,922 for the quarter ended March 31, 2007, compared to 4,822 for the quarter ended March 31, 2006. Although revenues increased for the quarter, they were adversely affected by the pilots’ strike.
Flight hours were 6,992 for the quarter ended March 31, 2007, compared to 7,155 for the quarter ended March 31, 2006. The number of aircraft in the segment was 71 at March 31, 2007, compared to 66 at March 31, 2006. Since March 31, 2006, we have sold two and added seven light aircraft in the Air Medical segment, which includes three light aircraft converted to Air Medical use from the Oil and Gas segment.
Direct expenses in our Air Medical segment were $33.8 million for the quarter ended March 31, 2007, compared to $31.6 million for the quarter ended March 31, 2006. The $2.2 million increase was due to increases in employee costs ($1.4 million) primarily due to implementation of a new pilot compensation package, aircraft warranty costs ($0.4 million) as additional aircraft were added to manufacturers’ warranty programs, aircraft parts usage ($0.2 million), and other operating expenses ($0.9 million). There was a decrease in insurance costs ($0.7 million) due to an insurance premium credit related to favorable claims experience. Included in the above amounts are strike related costs of $0.3 million related primarily to pilot costs.
Selling, general and administrative expense was $1.9 million for the quarter ended March 31, 2007, compared to $1.8 million for the quarter ended March 31, 2006.
Our Air Medical segment had an operating loss of $2.2 million for the quarter ended March 31, 2007, compared to $2.7 million for the quarter ended March 31, 2006.
Technical Services— Technical Services revenues were $2.9 million for the quarter ended March 31, 2007, compared to $2.1 million for the quarter ended March 31, 2006.
Direct expenses in our Technical Services segment were $2.0 million for the quarter ended March 31, 2007, compared to $1.6 million for the quarter ended March 31, 2006.
Our Technical Services segment had operating income of $0.9 million for the quarter ended March 31, 2007, compared to $0.5 million for the quarter ended March 31, 2006.

Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, such as the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement and expansion of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of senior notes in 2002, which we refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006.
As we grow our operations, we continually monitor the capital resources available to meet our future financial obligations, planned capital expenditures and liquidity. We also review acquisition opportunities on an ongoing basis.
Cash Flow
Our cash position at March 31, 2007 was $8.9 million, compared to $0.8 million at December 31, 2006. Short-term investments were $119.9 million at March 31, 2007, compared to $153.4 million at December 31, 2006. Working capital was $244.2 million at March 31, 2007, as compared to $254.1 million at December 31, 2006, a decrease of $9.9 million. The decrease in working capital was primarily a result of a decrease in short-term investments of $33.5 million, some of which were used to fund aircraft acquisitions, partially offset by an increase in assets held for sale $8.1 million, and a decrease in accounts payable of $12.8 million and other items, net, $2.7 million.
Net cash used in operating activities was $8.7 million for the quarter ended March 31, 2007, compared to $13.3 million provided by operating activities for the quarter ended March 31, 2006. The decrease was due primarily to changes in operating assets and liabilities of $15.4 million, and a decrease of $1.6 million in net earnings. Capital expenditures were $34.3 million, and gross proceeds of aircraft and other sales were $4.7 million for the quarter ended March 31, 2007. Capital expenditures for 2007 included $32.7 million for new aircraft. Capital expenditures were $14.4 million, and gross proceeds of aircraft and other sales were $27.0 million for the quarter ended March 31, 2006. Capital expenditures for 2006 included $7.5 million for new aircraft. Capital expenditures primarily involved purchases, renewals and capability upgrades of aircraft.
Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses, and were used to fund the acquisition of aircraft delivered in 2006 and will be used to fund the acquisition of aircraft delivered in 2007 and 2008. Also on April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013. Net proceeds of $196.0 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
The 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. On April 15, 2007, we paid interest of $7.1 million. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers, consolidations and sales of assets. Estimated annual interest cost of the 7.125% Senior Notes is $14.3 million, excluding amortization of issuance costs.
Credit Facility
We have a $35 million revolving credit facility with a commercial bank that expires on September 1, 2008. As of March 31, 2007, there were $20.5 million in borrowings and $5.1 million in letters of credit outstanding under the facility. Subsequent to March 31, 2007, we repaid $6.0 million on our revolving credit facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2007, we were in compliance with these covenants.
Contractual Obligations
At March 31, 2007, two additional transport category aircraft were on order and scheduled for delivery in 2007 at an approximate cost of $37.2 million. One of these aircraft was delivered in April, 2007, and we paid the initial delivery cost of that aircraft of $17.5 million. Upon final completion of the aircraft, which is expected to be in June 2007, we will execute an operating lease and receive back the initial delivery cost from the proposed lessor.
At March 31, 2007, we also had orders for 23 additional aircraft for service primarily in the Oil and Gas segment with a total cost of $105.2 million. Delivery dates are scheduled throughout 2007 and 2008.
The table below sets out our contractual obligations related to operating lease obligations, notes payable and the 7.125% Senior Notes due 2013, issued April 12, 2006, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We currently lease 18 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2007	2008	2009	2010	2011	2011
		(Thousands of dollars)
Aircraft Purchase commitments (1)	$105,231	$95,662	$9,569	$—	$—	$—	$—

Aircraft Purchase commitments (2) (3)	37,181	37,181	—	—	—	—	—

Aircraft lease obligations	153,175	11,748	15,663	15,663	16,265	17,533	76,303

Other lease obligations	20,571	2,466	2,731	2,025	1,744	1,428	10,177

Long-term debt	220,500	—	20,500	—	—	—	200,000

	$536,658	$147,057	$48,463	$17,688	$18,009	$18,961	$286,480

(1)	These commitments are for aircraft that we intend to finance with remaining cash from the equity offering completed April 2006, and with cash from operations.

(2)	These commitments are for aircraft that we intend to finance with an operating lease.

(3)	One of these aircraft was delivered in April, 2007, and we paid the initial delivery cost of that aircraft of $17.5 million.

Environmental Matters
We have an aggregate estimated liability of $0.2 million as of March 31, 2007 and December 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006 the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2007, the market value of the notes was approximately $191.0 million.
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
On September 20, 2006, approximately 236 pilots commenced a strike. On November 10, the OPEIU made a purported “unconditional” offer for the strikers to return to work and an end to strike activities. On January 11, 2007, the United States District Court for the Western District of Louisiana agreed to PHI’s return to work criteria and process for the remaining strikers, and the processing of those pilots was substantially completed by the end of April. Pilots are currently working under the terms and conditions of employment set forth in the final contract proposals made by the Company and implemented at the end of collective bargaining negotiations on August 28, 2006.

Other issues surrounding PHI’s allegations that the OPEIU engaged in bad faith bargaining, as well as the OPEIU’s counterclaims and claims arising out of the OPEIU’s purported “unconditional” offer to return to work remain outstanding and are expected to be addressed by the same Federal Court. A trial on these matters is currently set to start April 21, 2008. It is not possible to predict the outcome of the remaining claims and counterclaims
We depend on a small number of large oil and gas industry customers for a significant portion of our revenues, and our credit exposure within this industry is significant.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of March 31, 2007, our total indebtedness was $220.5 million, including $200 million of our 7.125% Senior Notes due 2013. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $160.7 million, net of expenses. We also issued $200 million of 7.125% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. As a result of these transactions, our debt to equity ratio at December 31, 2006 was 0.51 to 1.00, as compared to 0.85 to 1.00 at December 31, 2005.
At March 31, 2007, we had $20.5 million in borrowings and $5.1 million in letters of credit outstanding under our revolving line of credit. As of March 31, 2007, availability for borrowings under our revolving credit facility was $9.4 million.
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
Our stock has a low trading volume.
Our common stock is listed for trading on The NASDAQ National Market System under the symbol “PHIIK” for our non-voting common stock and “PHII” for our voting common stock. Both classes of common stock have low trading volume. As a result, a stockholder may not be able to sell shares of our common stock at the time, in the amounts, or at the price desired.
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
In addition, provisions of our by-laws, such as giving the board the exclusive right to fill all board vacancies, could make it more difficult for a third party to acquire control of us. In addition to the provisions contained in our articles of incorporation and by-laws, the Louisiana Business Corporation Law (''LBCL”), includes certain provisions applicable to Louisiana corporations, such as us, which may be deemed to have an anti-takeover effect. Such provisions give stockholders the right to receive the fair value of their shares of stock following a control transaction from a controlling person or group and set forth requirements relating to certain business combinations. Our descriptions of these provisions are only abbreviated summaries of detailed and complex statutes. For a complete understanding of the statutes, you should read them in their entirety.
The LBCL’s control share acquisition statute provides that any person who acquires ''control shares’’ will be able to vote such shares only if the right to vote is approved by the affirmative vote of at least a majority of both (i) all the votes entitled to be cast by stockholders and (ii) all the votes entitled to be cast by stockholders excluding ''interested shares.’’ The control share acquisition statute permits the articles of incorporation or bylaws of a company to exclude from the statute’s application acquisitions occurring after the adoption of the exclusion. Our by-laws do contain such an exclusion; however, our board of directors or stockholders, by an amendment to our by-laws, could reverse this exclusion.
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
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
(a) Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

(ii)	Amended and Restated By-laws of the Company (As amended through May 1, 2002) (incorporated by reference to Exhibit 3.1(iii) to PHI’s Report on Form 10-K for the year ended December 31, 2006).

4.1	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.2	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.5 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.6 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.5	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.6	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.7	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.8	Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
May 10, 2007	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 10, 2007	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

(ii)	Amended and Restated By-laws of the Company (As amended through May 1, 2002) (incorporated by reference to Exhibit 3.1(iii) to PHI’s Report on Form 10-K for the year ended December 31, 2006).

4.1	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002).

4.2	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.5 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.4	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.6 to PHI’s Registration Statement on Form S-3, filed on March 23, 2005, File No. 333-123528)

4.5	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.6	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.7	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.8	Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.