Form 10-Q
period 2007-06-30
PHI INC
filed 2007-08-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007
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
Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,423,992 shares

PHI, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,248	$820
Short-term investments	95,251	153,414
Accounts receivable – net of allowance:
Trade	98,927	87,366
Other	3,594	1,928
Inventories of spare parts and supplies	54,036	55,596
Assets held for sale	4,194	—
Other current assets	8,284	7,930
Refundable income taxes	263	635

Total current assets	265,797	307,689

Other	41,347	23,816
Property and equipment, net	405,594	369,465

Total assets	$712,738	$700,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,540	$35,815
Accrued liabilities	10,528	8,511
Accrued interest	3,061	3,045
Accrued vacation payable	3,493	2,583
Accrued wages and salaries	2,609	3,636

Total current liabilities	46,231	53,590

Long-term debt	213,100	205,500
Deferred income taxes	37,206	32,828
Other long-term liabilities	8,270	8,927
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	1,242	1,242
Additional paid-in capital	290,695	290,695
Accumulated other comprehensive income	51	77
Retained earnings	115,658	107,826

Total shareholders’ equity	407,931	400,125

Total liabilities and shareholders’ equity	$712,738	$700,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues	$112,975	$107,157	$214,728	$208,529
Gain (loss) on disposition of assets, net	6,074	(1,392)	8,608	(1,162)
Other	1,490	2,497	3,144	3,417

	120,539	108,262	226,480	210,784

Expenses:
Direct expenses	97,119	89,211	190,352	176,267
Selling, general and administrative expenses	7,395	6,724	14,932	13,409
Interest expense	4,260	4,129	8,367	9,202
Loss on debt restructuring	—	12,790	—	12,790

	108,774	112,854	213,651	211,668

Earnings (loss) before income taxes	11,765	(4,592)	12,829	(884)
Income taxes	4,596	(1,837)	4,997	(354)

Net earnings (loss)	$7,169	$(2,755)	$7,832	$(530)

Weighted average shares outstanding:
Basic	15,288	14,579	15,288	12,512
Diluted	15,307	14,579	15,307	12,512

Net earnings (loss) per share
Basic	$0.47	$(0.19)	$0.51	$(0.04)
Diluted	$0.47	$(0.19)	$0.51	$(0.04)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$7,832	$(530)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,781	14,453
Deferred income taxes (benefit)	4,378	(1,037)
(Gain) loss on disposition of assets, net	(8,608)	1,162
Loss on debt restructuring	—	12,790
Other	434	388
Changes in operating assets and liabilities	(19,174)	(14,757)

Net cash provided by operating activities	643	12,469

Cash flows from investing activities:
Purchase of property and equipment	(61,843)	(39,357)
Proceeds from asset dispositions	13,321	28,232
Purchase of short-term investments	(18,337)	(157,103)
Proceeds from sale of short-term investments	76,500	6,800
Deposits on aircraft	(17,456)	—

Net cash used in investing activities	(7,815)	(161,428)

Cash flows from financing activities:
Proceeds of debt issuance – Senior Notes	—	200,000
Premium and costs to retire debt early	—	(10,208)
Repayment of Senior Notes	—	(200,000)
Debt issuance costs	—	(4,629)
Proceeds from line of credit, net	33,800	77,500
Payments on line of credit	(26,200)	(76,800)
Proceeds from stock issuance	—	160,815

Net cash provided by financing activities	7,600	146,678

Increase (decrease) in cash and cash equivalents	428	(2,281)
Cash and cash equivalents, beginning of period	820	3,036

Cash and cash equivalents, end of period	$1,248	$755

Supplemental Disclosures Cash Flow Information
Interest paid	$7,902	$8,784

Taxes paid, net	$14	$68

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
During the quarter ended March 31, 2007, we combined our oil and gas customers that were previously included in our International segment into our Domestic Oil and Gas segment, and eliminated the term “Domestic” from that segment. Additionally, the contract work previously included in the International segment for the National Science Foundation is now included in our Technical Services segment. We therefore now have three reportable segments: Oil and Gas, Air Medical, and Technical Services. All prior periods have been recast to conform to the 2007 presentation.
Oil and Gas Segment. We transport personnel and, to a lesser extent, parts and equipment to, from and among offshore platforms, drilling rigs and other offshore facilities in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 163 aircraft in this segment. In 2006, the Oil and Gas segment represented 65% of our total operating revenues.
Air Medical Segment. We provide air medical transportation services for hospitals and emergency service agencies. We currently operate in 15 states with 73 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. Our helicopters transport patients between hospitals as well as to hospitals from accident sites or rural locations where ground transportation would be prohibitively slow. We are paid by either commercial insurance companies, federal or state agencies such as Medicare and Medicaid, or the patient. In 2006, approximately 32% of our total operating revenues were generated by our air medical operations.
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
Summarized financial information concerning our reportable operating segments for the quarter and six months ended June 30, 2007 and 2006 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$71,690	$72,198	$136,990	$140,752
Air Medical	39,652	33,596	73,197	64,307
Technical Services	1,633	1,363	4,541	3,470

Total operating revenues	112,975	107,157	214,728	208,529

Segment direct expenses (1)
Oil and Gas	61,760	56,905	119,195	110,756
Air Medical	33,813	30,758	67,641	62,377
Technical Services	1,546	1,548	3,516	3,134

Total direct expenses	97,119	89,211	190,352	176,267

Segment selling, general and administrative expenses
Oil and Gas	399	257	790	649
Air Medical	1,898	1,807	3,839	3,645
Technical Services	17	7	25	9

Total selling, general and administrative expenses	2,314	2,071	4,654	4,303

Total direct and selling, general and administrative expenses	99,433	91,282	195,006	180,570

Net segment profit (loss)
Oil and Gas	9,531	15,036	17,005	29,347
Air Medical	3,941	1,031	1,717	(1,715)
Technical Services	70	(192)	1,000	327

Total	13,542	15,875	19,722	27,959

Other, net (2)	7,564	1,105	11,752	2,255
Unallocated selling, general and administrative costs	(5,081)	(4,653)	(10,278)	(9,106)
Interest expense	(4,260)	(4,129)	(8,367)	(9,202)
Loss on debt restructuring	—	(12,790)	—	(12,790)

Earnings (loss) before income taxes	$11,765	$(4,592)	$12,829	$(884)

(1)	Included in direct expense are the depreciation expense amounts below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Oil and Gas	$4,312	$4,177	$8,704	$8,313
Air Medical	2,327	2,192	4,622	4,284
Technical Services	151	8	385	103

Total	$6,790	$6,377	$13,711	$12,700

Unallocated SG&A	$1,021	$884	$2,070	$1,753

(2)	Including gains (losses) on disposition of assets and other income.

3. Commitments and Contingencies
Environmental Matters – We have an aggregate estimated liability of $0.2 million as of June 30, 2007 and December 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. The Site Assessment Report was updated in April, 2006 to include recent analytical data. We are currently preparing a report evaluating all available data against the LDEQ RECAP Management Option 1 Standard. Once that is complete, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May, 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operation or liquidity.
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
Long-term Debt – On April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013. Net proceeds of $196.0 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
The 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. We were in compliance with the covenants applicable to these notes as of June 30, 2007.
We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2008. As of June 30, 2007, we had $13.1 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2007, we were in compliance with these covenants.

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
At June 30, 2007, we had approximately $171.0 million in aggregate commitments under operating leases of which approximately $9.6 million is payable through December 31, 2007, and a total of $19.0 million is payable over the twelve months ending June 30, 2008. Of the total lease commitments, $149.3 million represents commitments for aircraft, and facility lease commitments of $21.7 million, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments – At June 30, 2007, we had purchase commitments totaling $174.9 million for aircraft, $37.2 million which we intend to fund with operating leases, and $137.7 million which we expect to fund from existing cash or short-term investments, or with operating leases, as required. One of these aircraft was delivered in April 2007, and we paid the initial delivery cost of that aircraft of $17.5 million. Subsequent to the end of the quarter, we executed an operating lease for this aircraft and received back the initial delivery cost from the lessor.
Assets Held for Sale – Included in assets held for sale are certain aircraft associated with those aircraft with a net book value of approximately $4.2 million as of June 30, 2007. Subsequent to June 30, 2007, we completed the sale of these aircraft. We expect to report a gain from the sale of these aircraft. These aircraft are not strategic to our fleet plans.
4. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at June 30, 2007 and December 31, 2006.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.4 million and $7.3 million at June 30, 2007 and December 31, 2006, respectively.
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
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we have accrued an estimated incentive compensation expense of $0.3 million and $0.4 million for the quarter and six months ended June 30, 2007. We have also accrued $0.4 million for the Safety Incentive Bonus for the quarter and six months ended June 30, 2007. For the year ended December 31, 2006, we did not record incentive compensation expense related to the plans because the earnings threshold was not met.
6. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On January 1, 2007, we adopted the provisions of FIN 48. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2001 to 2006, the tax years which remained subject to examination by major tax jurisdictions.
Based on a review and evaluation at June 30, 2007, it was determined that there are still no material tax positions requiring recognition for the current tax year. Our evaluation was performed for the tax years ended December 31, 2003 to 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are assessing SFAS No. 157 and have not determined yet the impact that the adoption of SFAS No. 157 will have on our results of operations, financial position, or liquidity.
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
We had an average of 15.3 million common shares outstanding for the quarter ended June 30, 2007, compared to an average of 14.6 million shares for the quarter ended June 30, 2006. The increase was the result of the equity offering in April 2006.
8. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands of dollars)		(Thousands of dollars)
Net earnings (loss)	$7,169	$(2,755)	$7,832	$(530)
SFAS No. 158 adjustment	(8)	—	(26)	—

Comprehensive income (loss)	$7,161	$(2,755)	$7,806	$(530)

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	June 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$602	$646	$—	$1,248
Short-term investments	95,251	—	—	95,251
Accounts receivable – net of allowance	87,707	14,814	—	102,521
Inventories of spare parts and supplies	54,036	—	—	54,036
Assets held for sale	4,194	—	—	4,194
Other current assets	8,264	20	—	8,284
Refundable income taxes	44	219	—	263

Total current assets	250,098	15,699	—	265,797

Investment in subsidiaries and other	51,769	—	(51,769)	—
Intercompany receivable	—	46,913	(46,913)	—
Other assets	41,098	249	—	41,347
Property and equipment, net	395,026	10,568	—	405,594

Total assets	$737,991	$73,429	$(98,682)	$712,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,459	$4,279	$—	$42,738
Intercompany payable	46,913	—	(46,913)	—
Accrued vacation payable	3,204	289	—	3,493

Total current liabilities	88,576	4,568	(46,913)	46,231

Long-term debt	213,100	—	—	213,100
Deferred income taxes and other long-term liabilities	28,384	17,092	—	45,476
Shareholders’ Equity:
Paid-in capital	292,222	4,402	(4,402)	292,222
Accumulated other comprehensive income	51	—	—	51
Retained earnings	115,658	47,367	(47,367)	115,658

Total shareholders’ equity	407,931	51,769	(51,769)	407,931

Total liabilities and shareholders’ equity	$737,991	$73,429	$(98,682)	$712,738

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$385	$435	$—	$820
Short-term investments	153,414	—	—	153,414
Accounts receivable – net of allowance	75,642	13,652	—	89,294
Inventories of spare parts and supplies	55,596	—	—	55,596
Other current assets	7,922	8	—	7,930
Refundable income taxes	44	591	—	635

Total current assets	293,003	14,686	—	307,689

Investment in subsidiaries and other	46,226	—	(46,226)	—
Intercompany receivable	—	44,085	(44,085)	—
Other assets	23,759	57	—	23,816
Property and equipment, net	361,570	7,895	—	369,465

Total assets	$724,558	$66,723	$(90,311)	$700,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,653	$4,354	$—	$51,007
Intercompany payable	44,085	—	(44,085)	—
Accrued vacation payable	2,295	288	—	2,583

Total current liabilities	93,033	4,642	(44,085)	53,590

Long-term debt	205,500	—	—	205,500
Deferred income taxes and other long-term liabilities	25,900	15,855	—	41,755
Shareholders’ Equity
Paid-in capital	292,222	4,402	(4,402)	292,222
Accumulated other comprehensive income	77	—	—	77
Retained earnings	107,826	41,824	(41,824)	107,826

Total shareholders’ equity	400,125	46,226	(46,226)	400,125

Total liabilities and shareholders’ equity	$724,558	$66,723	$(90,311)	$700,970

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended June 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$95,874	$17,101	$—	$112,975
Management fees	684	—	(684)	—
Gain on disposition of assets, net	6,074	—	—	6,074
Other	1,486	4	—	1,490

	104,118	17,105	(684)	120,539

Expenses:
Direct expenses	85,973	11,146	—	97,119
Management fees	—	684	(684)	—
Selling, general, and administrative	6,668	727	—	7,395
Equity in net income of consolidated subsidiaries	(3,766)	—	3,766	—
Interest expense	4,260	—	—	4,260

	93,135	12,557	3,082	108,774

Earnings before income taxes	10,983	4,548	(3,766)	11,765
Income taxes	3,814	782	—	4,596

Net earnings	$7,169	$3,766	$(3,766)	$7,169

	For the quarter ended June 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$94,010	$13,147	$—	$107,157
Management fees	579	—	(579)	—

Loss on disposition of assets, net	(1,392)	—	—	(1,392)
Other	2,493	4	—	2,497

	95,690	13,151	(579)	108,262

Expenses:
Direct expenses	79,748	9,463	—	89,211
Management fees	—	579	(579)	—
Selling, general, and administrative	6,069	655	—	6,724
Equity in net income of consolidated subsidiaries	(1,236)	—	1,236	—
Interest expense	4,129	—	—	4,129
Loss on debt restructuring	12,790	—	—	12,790

	101,500	10,697	657	112,854

Earnings (loss) before income taxes	(5,810)	2,454	(1,236)	(4,592)
Income taxes	(3,055)	1,218	—	(1,837)

Net loss	$(2,755)	$1,236	$(1,236)	$(2,755)

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$182,581	$32,147	$—	$214,728
Management fees	1,286	—	(1,286)	—
Gain on disposition of assets, net	8,608	—	—	8,608
Other	3,136	8	—	3,144

	195,611	32,155	(1,286)	226,480

Expenses:
Direct expenses	167,765	22,587	—	190,352
Management fees	—	1,286	(1,286)	—
Selling, general, and administrative	13,453	1,479	—	14,932
Equity in net income of consolidated subsidiaries	(5,543)	—	5,543	—
Interest expense	8,367	—	—	8,367

	184,042	25,352	4,257	213,651

Earnings before income taxes	11,569	6,803	(5,543)	12,829
Income taxes	3,737	1,260	—	4,997

Net earnings	$7,832	$5,543	$(5,543)	$7,832

	For the six months ended June 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$181,387	$27,142	$—	$208,529
Management fees	1,086	—	(1,086)	—
Loss on disposition of assets, net	(1,162)	—	—	(1,162)
Other	3,410	7	—	3,417

	184,721	27,149	(1,086)	210,784

Expenses:
Direct expenses	157,628	18,639	—	176,267
Management fees	—	1,086	(1,086)	—
Selling, general, and administrative	12,042	1,367	—	13,409
Equity in net income of consolidated subsidiaries	(4,191)	—	4,191	—
Interest expense	9,202	—	—	9,202
Loss on debt restructuring	12,790	—	—	12,790

	187,471	21,092	3,105	211,668

Earnings (loss) before income taxes	(2,750)	6,057	(4,191)	(884)
Income taxes	(2,220)	1,866	—	(354)

Net loss	$(530)	$4,191	$(4,191)	$(530)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$432	$211	$—	$643

Cash flows from investing activities:
Purchase of property and equipment	(61,843)	—	—	(61,843)
Proceeds from asset dispositions	13,321	—	—	13,321
Purchase (sale) of short-term investments	58,163	—	—	58,163
Deposits on aircraft	(17,456)	—	—	(17,456)

Net cash used in investing activities	(7,815)	—	—	(7,815)

Cash flows from financing activities:
Proceeds from line of credit, net	7,600	—	—	7,600

Net cash provided by financing activities	7,600	—	—	7,600

Increase in cash and cash equivalents	217	211	—	428
Cash and cash equivalents, beginning of period	385	435	—	820

Cash and cash equivalents, end of period	$602	$646	$—	$1,248

	For the six months ended June 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$12,388	$81	$—	$12,469

Cash flows from investing activities:
Purchase of property and equipment	(39,308)	(49)	—	(39,357)
Proceeds from asset dispositions	28,232	—	—	28,232
(Purchase) sale of short-term investments	(150,303)	—	—	(150,303)

Net cash used in investing activities	(161,379)	(49)	—	(161,428)

Cash flows from financing activities:
Proceeds of debt issuance – senior notes	200,000	—	—	200,000
Premium and costs to retire debt early	(10,208)	—	—	(10,208)
Repayment of senior notes	(200,000)	—	—	(200,000)
Debt issuance costs	(4,629)	—	—	(4,629)
Proceeds from line of credit, net	700	—	—	700
Proceeds from stock issuance, net	160,815	—	—	160,815

Net cash provided by financing activities	146,678	—	—	146,678

Increase (decrease) in cash and cash equivalents	(2,313)	32	—	(2,281)
Cash and cash equivalents, beginning of period	2,577	459	—	3,036

Cash and cash equivalents, end of period	$264	$491	$—	$755

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q, other periodic reports filed by us with the Securities and Exchange Commission, and other written and oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, or “projects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours; the effect on demand for our services caused by volatility of oil and gas prices; the effect on our operating costs of volatile fuel prices; adverse weather conditions; the availability and cost of capital required to acquire aircraft; environmental risks; the activities of our competitors; changes in government regulation; results of future collective bargaining negotiations with the union representing our pilots, or the effects of not reaching any agreement with the union; continuing litigation with the union arising out of the terminated collective bargaining negotiations and the pilots’ strike that ended in late 2006; the effects of any other labor strife; operating hazards; aircraft accidents and any resulting personal injury, deaths or property damage; risks related to operating in foreign countries; the ability to obtain adequate insurance at an acceptable cost, and the effects on our ability to do so of the location of many of our operations in areas that are vulnerable to hurricanes; and the ability to develop and implement successful business strategies. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, the Risk Factors section of this report, and the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2006. PHI undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended June 30, 2007 were $113.0 million, compared to $107.2 million for the three months ended June 30, 2006, an increase of $5.8 million. Operating revenues in the Air Medical segment increased $6.1 million, due to rate increases and increased patient transports. Oil and Gas operating revenues decreased $0.5 million for the quarter ended June 30, 2007, due to a decrease in flight hours and a reduction of aircraft and flight hours in our foreign operations offset in part by contractual rate increases. Although we have increased our pilot workforce since the termination of the pilots’ strike, we still have requirements for additional pilots, particularly in the Oil and Gas segment, due to the delivery of new aircraft.
Flight hours for the quarter ended June 30, 2007 were 36,628, compared to 39,923 for the quarter ended June 30, 2006. The decrease was due to a reduction in flight hours in our foreign operations, and continuing effects of the strike on our domestic operations through the second quarter related to pilot staffing levels.

Operating revenues for the six months ended June 30, 2007 were $214.7 million, compared to $208.5 million for the same period in 2006, an increase of $6.2 million. Operating revenues in the Air Medical segment increased $8.9 million due to rate increases and increased patient transports, primarily in the second quarter. Oil and Gas operating revenues decreased $3.8 million, due to a decrease in flight hours in our domestic operations and a reduction of aircraft and flight hours in our foreign operations, offset in part by contractual rate increases. There was an increase in Technical Services revenues of $1.1 million for the six months ended June 30, 2007, due to an increase in activity.
Flight hours for the six months ended June 30, 2007 were 70,114, compared to 77,367 for the six months ended June 30, 2006. The decrease for the six months was due to continuing effects of the pilots’ strike related to pilot staffing levels, and a reduction in flight hours in our foreign operations.
Since June 30, 2006, we have sold 22 aircraft, primarily consisting of older aircraft that were not in our long term growth plan. Since June 30, 2006, we have taken delivery of 28 aircraft, consisting of two heavy, eight medium, 17 light, and one fixed wing aircraft.
Since December 31, 2006, we have taken delivery of eleven light, two heavy, and one fixed wing aircraft.
At June 30, 2007, we had an order for two additional transport category aircraft, at an approximate cost of $37.2 million for delivery in 2007 and 2008. We intend to execute an operating lease for these two aircraft.
At June 30, 2007, we also had orders for 25 medium and light aircraft for service primarily in the Oil and Gas segment, although certain of these may be assigned to the Air Medical segment as growth opportunities materialize. The total cost of these aircraft is $137.7 million and delivery dates are scheduled throughout 2007 and 2008. Included in the 25 aircraft on order are six medium aircraft for delivery in 2008, which were ordered during the quarter ended June 30, 2007.
Direct operating expense was $97.1 million for the three months ended June 30, 2007, compared to $89.2 million for the three months ended June 30, 2006, an increase of $7.9 million. This increase was due to increases in employee compensation expense ($2.2 million), due primarily to compensation increases including incentive and safety compensation accruals. Other increases were aircraft lease expense ($0.7 million), aircraft warranty costs ($1.8 million), and aircraft depreciation expense ($0.4 million), all due to additional aircraft added to the fleet. There were also increases in contract labor costs ($1.5 million), training expenses ($0.3 million), and other items, net ($1.0 million).
Direct operating expense was $190.4 million for the six months ended June 30, 2007, compared to $176.3 million for the six months ended June 30, 2006, an increase of $14.1 million. The increase was primarily the result of costs associated with new aircraft ($3.1 million), increases in employee expenses ($5.6 million) primarily due to compensation increases, including incentive and safety compensation accruals, contract labor costs ($2.9 million), outside services primarily in the Air Medical segment ($1.2 million), training expenses ($0.3 million), and other items, net ($1.0 million).
Selling, general and administrative expenses were $7.4 million for the three months ended June 30, 2007, compared to $6.7 million for the three months ended June 30, 2006, an increase of $0.7 million. This increase was related to increased legal costs ($0.1 million) related to the pilots’ strike and other union items, franchise taxes ($0.1 million), insurance expense ($0.1 million), depreciation expense ($0.1 million), travel and lodging expense ($0.2 million), and other items, net ($0.1 million).
Selling, general and administrative expenses were $14.9 million for the six months ended June 30, 2007, compared to $13.4 million for the six months ended June 30, 2006, an increase of $1.5 million. This increase was a result of increased legal costs ($0.5 million) related to the pilots’ strike and other union issues, employee compensation costs ($0.3 million) due to overtime costs in the first quarter related to the strike, outside services consisting primarily of consulting fees in the air medical segment ($0.3 million), insurance expense ($0.3 million), and other items, net ($0.1 million).
Earnings before tax for the quarter ended June 30, 2007 were $11.8 million, compared to a $4.6 million loss before tax for the same period in the prior year. Earnings for the quarter ended June 30, 2007, include a gain on disposition of assets of $6.1 million. Earnings for the quarter ended June 30, 2006, include a loss on debt restructuring of $12.8 million. Earnings before income taxes for the six months ended June 30, 2007 were $12.8 million compared to a loss before tax of $0.9 million for the six months ended June 30, 2006. Earnings for the six months also include the items mentioned above.
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
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the sales were $160.7 million, net of underwriting fees and expenses. The proceeds are being used to fund the acquisition of aircraft delivered in 2006 through 2008. Also on April 12, 2006, we issued $200 million of 7.125% Senior Notes due April 15, 2013 pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Proceeds were $196.0 million net of underwriting fees and expenses, and were used to retire $184.8 million of our existing 9 3/8% Senior Notes pursuant to a tender offer, at a total cost of $201.6 million including an early call premium and accrued interest. We subsequently redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the early redemption of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax), which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of tendering for outstanding notes. On December 8, 2006, we commenced an offer to exchange the 7.125% Senior Notes for registered debt securities with identical terms, and we completed that exchange on December 8, 2006.
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
Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2007 and 2006:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006 (1)	2007	2006 (1)
Flight hours:
Oil and Gas	28,604	32,198	54,690	62,015
Air Medical	8,024	7,725	15,016	14,880
Technical Services	—	—	408	472

Total	36,628	39,923	70,114	77,367

Air Medical Transports (2)	5,650	5,311	10,572	10,133

	June 30,
	2007	2006 (1)
Aircraft operated at period end:
Oil and Gas	163	163
Air Medical	73	67
Technical Services	4	4

Total (3)	240	234

(1)	All prior periods have been recast to conform to the 2007 segment presentation. See Note 2, Segment Information, to the Condensed Consolidated Financial Statements for discussion on change in reportable segments.

(2)	Represents individual patient transports for the period. Flight hours for these transports are included above.

(3)	Includes 12 aircraft as of June 30, 2007 and 2006 that are customer owned.
Quarter Ended June 30, 2007 compared with Quarter Ended June 30, 2006
Combined Operations
Revenues – Operating revenues for the three months ended June 30, 2007, were $113.0 million, compared to $107.2 million for the three months ended June 30, 2006, an increase of $5.8 million. The increase was primarily due to an increase in Air Medical segment revenues of $6.1 million due to an increase in rates and an increase in patient transport volume. Oil and Gas operating revenues decreased $0.5 million for the quarter ended June 30, 2007, due to a decrease in flight hours related to continuing effects of the strike in the second quarter related to pilot staffing levels. There was also a reduction of aircraft and flight hours in our foreign operations. These were substantially offset by contractual rate increases. Technical Services revenues also increased $0.2 million.
Total flight hours were 36,628 for the three months ended June 30, 2007, compared to 39,923 for the three months ended June 30, 2006. Flight hours in the Oil and Gas segment were 28,604 for the three months ended June 30, 2007, compared to 32,198 for three months ended June 30, 2006, a decrease of 3,594 flight hours.

Other Income and Gains – Gain on disposition of assets was $6.1 million for the three months ended June 30, 2007, compared to a loss on disposition of assets of $1.4 million for the three months ended June 30, 2006. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs.
Other income was $1.5 million for the three months ended June 30, 2007, compared to $2.5 million for the three months ended June 30, 2006, and primarily represented interest income on unspent proceeds from our April 2006 stock offering. The decrease was due to a decrease in short-term investments, as a substantial portion of those proceeds have now been spent on acquiring new aircraft.
Direct Expenses – Direct operating expense was $97.1 million for the three months ended June 30, 2007, compared to $89.2 million for the three months ended June 30, 2006, an increase of $7.9 million. This increase was due to increases in employee compensation expense ($2.2 million) due primarily to compensation increases, including incentive and safety compensation accruals. Other increases were aircraft lease expense ($0.7 million), aircraft warranty costs ($1.8 million), and aircraft depreciation expense ($0.4 million), all due to the addition of aircraft to the fleet. There were also increases in contract labor costs ($1.5 million), training expenses ($0.3 million), and other items, net ($1.0 million).
Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $7.4 million for the three months ended June 30, 2007, compared to $6.7 million for the three months ended June 30, 2006, an increase of $0.7 million. This increase was related to increased legal costs ($0.1 million) related to the pilots’ strike and other union items, franchise taxes ($0.1 million), insurance expense ($0.1 million), depreciation expense ($0.1 million), travel and lodging expense ($0.2 million), and other items, net ($0.1 million).
Interest Expense – Interest expense was $4.3 million for the three months ended June 30, 2007, compared to $4.1 million for the three months ended June 30, 2006. The increase was due to the increase in borrowings under our revolving line of credit.
Loss on Debt Restructuring – A pretax charge of $12.8 million was recorded in the second quarter of 2006 due to the early redemption of the 9 3/8% Senior Notes. This charge consisted of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
Income Taxes – Income tax expense for the three months ended June 30, 2007 was $4.6 million compared to a tax benefit of $1.8 million for the three months ended June 30, 2006. The effective tax rate was 39% for the three months ended June 30, 2007, compared to 40% for the three months ended June 30, 2006.
Earnings – Our net income for the three months ended June 30, 2007 was $7.2 million compared to a net loss of $2.8 million for the three months ended June 30, 2006. Earnings before income taxes for the three months ended June 30, 2007, were $11.8 million compared to a loss before tax of $4.6 million for the same period in 2006. Earnings per diluted share were $0.47 for the current quarter compared to losses per diluted share of $0.19 for the prior year quarter. There were 15.3 million common shares outstanding for the three months ended June 30, 2007, compared to average outstanding shares of 14.6 million for the three months ended June 30, 2006.
Segment Discussion
Oil and Gas – Oil and Gas segment revenues were $71.7 million for the three months ended June 30, 2007, compared to $72.2 million for the three months ended June 30, 2006, a decrease of $0.5 million. Flight hours were 28,604 for the current quarter compared to 32,198 for the same quarter in the prior year. The decrease in revenue and flight hours was primarily due to the continuing effects on domestic operations of the strike through the second quarter related to pilot staffing levels. There was also a decrease in flight hours in our foreign operations. These amounts were offset in part by contractual rate increases.
The number of aircraft in the segment was 163 at June 30, 2007 and June 30, 2006. We have sold or disposed of 20 aircraft in the Oil and Gas segment since June 30, 2006, and we converted two light aircraft in the segment to air medical use. We have added 22 new aircraft to the Oil and Gas segment since June 30, 2006. We have a total of 26 aircraft on order for delivery in 2007 and 2008 for the Oil and Gas segment, although certain of the light aircraft on order will be assigned to the Air Medical segment as growth opportunities materialize.
Direct expense in our Oil and Gas segment was $61.8 million for the three months ended June 30, 2007, compared to $56.9 million for the three ended June 30, 2006. The increase of $4.9 million was due to increases in employee costs ($0.7 million) primarily due to compensation increases including incentive and safety compensation accruals, aircraft lease expense ($0.8 million) due to additional aircraft on lease, aircraft warranty costs ($1.6 million) due to additional aircraft covered under manufacturers’ warranty programs, additional aircraft depreciation expense ($0.1 million), other contract labor costs ($1.5 million), and training expenses ($0.3 million). These increases were offset by a decrease in other items, net ($0.1 million).
Our Oil and Gas segment’s operating income was $9.5 million for the three months ended June 30, 2007, compared to $15.0 million for the three months ended June 30, 2006. The decrease was due to the decrease in operating revenue of $0.5 million, and the increase in direct expense of $4.9 million.
Air Medical – Air Medical segment revenues were $39.7 million for the three months ended June 30, 2007, compared to $33.6 million for the three months ended June 30, 2006, an increase of $6.1 million. The increase was primarily related to rate increases and an increase in patient transports, which totaled 5,650 for the three months ended June 30, 2007, compared to 5,311 for the three months ended June 30, 2006.
Flight hours were 8,024 for the three months ended June 30, 2007, compared to 7,725 for the three months ended June 30, 2006. The number of aircraft in the segment was 73 at June 30, 2007, compared to 67 at June 30, 2006. Since June 30, 2006, we have sold two and added eight light aircraft in the Air Medical segment, including two light aircraft converted to Air Medical use from the Oil and Gas segment.
Direct expenses in our Air Medical segment were $33.8 million for the three months ended June 30, 2007, compared to $30.8 million for the three months ended June 30, 2006. The $3.0 million increase was due to increases in employee costs ($1.5 million) primarily due to employee compensation increases including incentive and safety compensation accruals, aircraft warranty costs ($0.2 million) as additional aircraft were added to manufacturers’ warranty programs, outside services ($0.8 million) related to medical director fees and collection expenses, and other items, net ($0.5 million).
Selling, general and administrative expenses were $1.9 million for the three months ended June 30, 2007, compared to $1.8 million for the three months ended June 30, 2006.
Our Air Medical segment’s operating income was $3.9 million for the three months ended June 30, 2007, compared to $1.0 million for the three months ended June 30, 2006, due to increased rates and patient transports during the period.
Technical Services– Technical Services revenues were $1.6 million for the three months ended June 30, 2007, compared to $1.4 million for the three months ended June 30, 2006.
Direct expenses in our Technical Services segment were $1.5 million for the three months ended June 30, 2007 and June 30, 2006.

Our Technical Services segment’s operating income was $0.1 million for the three months ended June 30, 2007, compared to an operating loss of $0.2 million for the three months ended June 30, 2006.
Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006
Combined Operations
Revenues – Operating revenues for the six months ended June 30, 2007, were $214.7 million, compared to $208.5 million for the six months ended June 30, 2006, an increase of $6.2 million, due to increased operating revenues in Air Medical ($8.9 million) and Technical Services ($1.1 million), offset by a decrease in revenue in the Oil and Gas segment ($3.8 million). The increase in Air Medical revenues was due to increased rates and increased patient transports. The decrease in Oil and Gas revenues was due to a decrease in flight hour activity in our foreign operations and the continuing effects of the strike on our domestic operations through June 30, 2007, related to pilot staffing levels, offset in part by contractual rate increases.
Total flight hours were 70,114 for the six months ended June 30, 2007, compared to 77,367 for the six months ended June 30, 2006. Patient transports were 10,572 for the current six months compared to 10,133 for the same period in the prior year.
Other Income and Gains – Gain on disposition of assets was $8.6 million for the six months ended June 30, 2007, compared to a loss of $1.2 million for the six months ended June 30, 2006. The gain was primarily due to the sale of four heavy aircraft and related parts inventory in the second quarter of 2007. Subsequent to June 30, 2007, we sold three medium aircraft. We expect to report a gain from the sale of these aircraft.
Other income, which primarily represents interest income on unspent proceeds from our April 2006 stock offering, was $3.1 million for the six months ended June 30, 2007 as compared to $3.4 million for the six months ended June 30, 2006. This decrease resulted from a decrease in short-term investments, as a substantial portion of those proceeds have now been spent on acquiring new aircraft.
Direct Expenses – Direct operating expense was $190.4 million for the six months ended June 30, 2007, compared to $176.3 million for six months ended June 30, 2006, an increase of $14.1 million. Direct expense increased $8.4 million in the Oil and Gas segment, due to new aircraft added to the segment and also due to increased employee compensation expense, and increased $5.3 million in the Air Medical segment, due primarily to increased flight hours and patient transports and also increases in employee compensation. Employee compensation cost increased in total ($5.6 million) due primarily to compensation increases, including incentive and safety compensation accruals, helicopter lease expense increased ($1.6 million) due to additional aircraft on operating leases, and aircraft warranty cost increased ($3.4 million) due to additional aircraft covered under manufacturer’s warranty programs. There were also increases in contract labor costs ($2.9 million) and other items, net (0.6 million).
Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $14.9 million for the six months ended June 30, 2007, compared to $13.4 million for the six months ended June 30, 2006, an increase of $1.5 million. This increase was a result of increased legal costs ($0.5 million) related to the pilots’ strike and other union issues, employee compensation costs ($0.3 million) due to overtime costs in the first quarter related to the strike, outside services consisting primarily of consulting fees in the air medical segment ($0.3 million), insurance expense ($0.3 million), and other items, net ($0.1 million).
Interest Expense – Interest expense was $8.4 million for the six month period ended June 30, 2007, compared to $9.2 million for the six months ended June 30, 2006. The decrease was due to early redemption of the 9 3/8% Senior Notes, which were refinanced at 7.125% in April, 2006.

Loss on Debt Restructuring – A pretax charge of $12.8 million was recorded in April 2006, due to the early redemption of the 9 3/8% Senior Notes. This charge consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
Income Taxes – Income tax expense for the six months ended June 30, 2007 was $5.0 million, an effective rate of 39%, compared to income tax benefit of $0.4 million for the six months ended June 30, 2006, an effective rate of 40%.
Earnings – Earnings before tax for the six months ended June 30, 2007 were $12.8 million, compared to a loss before tax of $0.9 million for the six months ended June 30, 2006. Net income after tax for the six months ended June 30, 2007 was $7.8 million, compared to a net loss after tax of $0.5 million for the six months ended June 30, 2006. As previously mentioned, the loss before tax for the six months ended June 30, 2006, included a charge of $12.8 million for the early redemption of our 9 3/8% Senior Notes.
Segment Discussion
Oil and Gas – Oil and Gas segment revenues were $137.0 million for the six months ended June 30, 2007, compared to $140.8 million for the six months ended June 30, 2006. Flight hours were 54,690 for the six months ended June 30, 2007, compared to 62,015 for the six months ended June 30, 2006. Operating revenues decreased $3.8 million, due to a decrease in flight hours in our domestic operations due to continuing effects of the pilot strike related to staffing levels, and a reduction of aircraft and flight hours in our foreign operations, offset in part by contractual rate increases.
Direct expense for the six months ended June 30, 2007 was $119.2 million compared to $110.8 million for the six months ended June 30, 2006, an increase of $8.4 million. The increase was due to increases in employee costs ($3.4 million), primarily due to compensation increases including incentive and safety compensation accruals, aircraft lease expense ($1.7 million), aircraft warranty costs ($2.8 million) due to additional aircraft covered under manufacturer’s warranty programs, and contract labor costs ($2.6 million). These increases were offset in part by a decrease in insurance expense ($1.3 million) and other items, net ($0.8 million).
Selling, general and administrative expense charged to the Oil and Gas segment was $0.8 million for the six months ended June 30, 2007 compared to $0.6 million for the six months ended June 30, 2006.
Oil and Gas segment operating income was $17.0 million for the six months ended June 30, 2007, compared to $29.3 million for the six months ended June 30, 2006.
Air Medical – Air Medical segment revenues were $73.2 million for the six months ended June 30, 2007, compared to $64.3 million for the same period in the prior year. Transports increased from 10,133 in the six month period ended June 30, 2006 to 10,572 in the comparable six month period in 2007. Flight hours in this segment were 15,016 for the six months ended June 30, 2007, as compared to 14,880 for the six months ended June 30, 2006. The number of aircraft in the segment at June 30, 2007 was 73 compared to 67 at June 30, 2006. The increase in operating revenue was due to rate increases and increases in patient transports.
Direct expense for the six months ended June 30, 2007 was $67.6 million compared to $62.4 million for the six months ended June 30, 2006, an increase of $5.2 million. There was an increase in employee costs ($2.3 million) primarily due to compensation increases including incentive and safety compensation accruals. There were also increases in base costs of $1.0 million, which includes fees for outside medical personnel and collection services, aircraft warranty costs ($0.6 million) due to additional aircraft covered under manufacturer’s warranty programs, and contract labor costs ($0.3 million), aircraft depreciation ($0.4 million) and other items, net ($0.6 million).

Segment selling, general and administrative expenses were $3.8 million for the six months ended June 30, 2007 compared to $3.6 million for the six months ended June 30, 2006.
Air Medical segment operating income was $1.7 million for the six months ended June 30, 2007, compared to $1.7 million operating loss for the six months ended June 30, 2006. The increase was due to volume and revenue growth in the segment.
Technical Services – The Technical Services segment operating revenues for the six months ended June 30, 2007 were $4.5 million, compared to $3.5 million in the comparable period in the prior year.
Direct expense was $3.5 million for the six months ended June 30, 2007, compared to $3.1 million for the six months ended June 30, 2006. The increase was due to increased depreciation expense ($0.3 million), aircraft parts usage ($0.2 million), employee costs ($0.1 million), partially offset by a decrease in other items, net ($0.2 million).
The Technical Services segment had operating income of $1.0 million for the six months ended June 30, 2007, compared to $0.3 million for the six months ended June 30, 2006.
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
Cash Flow
Our cash position at June 30, 2007 was $1.2 million, compared to $0.8 million at December 31, 2006. Short-term investments were $95.3 million at June 30, 2007, compared to $153.4 million at December 31, 2006. Working capital was $219.6 million at June 30, 2007, as compared to $254.1 million at December 31, 2006, a decrease of $34.5 million. The decrease in working capital was primarily a result of a decrease in short-term investments of $58.1 million, which were used to fund aircraft acquisitions, partially offset by an increase in assets held for sale of $4.2 million, an increase in trade accounts receivable ($11.6 million), decreases in accounts payable of $9.3 million and increases in other items, net, $1.5 million.
Net cash provided by operating activities was $0.6 million for the six months ended June 30, 2007, compared to $12.5 million provided by operating activities for the six months ended June 30, 2006. The decrease was due primarily to changes in operating assets and liabilities of $19.2 million, and an increase of $8.4 million in net earnings. Changes in operating assets and liabilities were due to increases in accounts receivable ($11.6 million), decreases in accounts payable and other accrued liabilities ($7.4 million), and other items, net ($0.2 million). Capital expenditures were $61.8 million, including $49.9 million for new aircraft, and gross proceeds of aircraft and other sales were $13.3 million for the six months ended June 30, 2007. Capital expenditures were $39.4 million, including $24.7 million for new aircraft, and gross proceeds of aircraft and other sales were $28.2 million for the six months ended June 30, 2006. Capital expenditures primarily involved purchases, renewals and capability upgrades of aircraft. During the first six months of 2007, we also paid the initial delivery cost of $17.5 million for one heavy aircraft included in deposits on aircraft. Subsequent to the end of the quarter, we executed an operating lease for this aircraft and received back the initial delivery cost from the lessor.
Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses, and are being used to fund the acquisition of aircraft delivered in 2006 through 2008. Also on April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013. Net proceeds of $196.0 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
The 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. On April 15, 2007, we made a semi-annual interest payment of $7.1 million. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers, consolidations and sales of assets. Estimated annual interest cost of the 7.125% Senior Notes is $14.3 million, excluding amortization of issuance costs.
Credit Facility
We have a $35 million revolving credit facility with a commercial bank that expires on September 1, 2008. As of June 30, 2007, there were $13.1 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2007, we were in compliance with these covenants.
Contractual Obligations
At June 30, 2007, two additional transport category aircraft were on order and scheduled for delivery in 2007 at an approximate cost of $37.2 million. We paid the initial delivery cost of $17.5 million in the second quarter for one of these aircraft. Subsequent to the end of the quarter, we executed an operating lease for this aircraft and received back the initial delivery cost from the lessor.
At June 30, 2007, we also had orders for 25 additional aircraft for service primarily in the Oil and Gas segment with a total cost of $137.7 million. Delivery dates are scheduled throughout 2007 and 2008.
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

		Payment Due by Year
							Beyond
	Total	2007	2008	2009	2010	2011	2011
		(Thousands of dollars)
New aircraft purchase commitments (1)	$137,673	$76,969	$60,704	$—	$—	$—	$—

New aircraft purchase commitments (2) (3)	37,180	18,590	18,590	—	—	—	—

Existing aircraft lease obligations	149,259	7,832	15,663	15,663	16,265	17,533	76,303

Other lease obligations	21,741	1,781	3,170	2,447	2,150	1,834	10,359

Long-term debt	213,100	—	13,100	—	—	—	200,000

	$558,953	$105,172	$111,227	$18,110	$18,415	$19,367	$286,662

(1)	These commitments are for aircraft that we intend to finance with remaining cash from the equity offering completed April 2006, with cash from operations, and operating leases.

(2)	These commitments are for aircraft that we intend to finance with an operating lease. Once the leases are entered into, the lease payments will be spread out over future years.

(3)	One of these aircraft was delivered in April, 2007, and we paid the initial delivery cost of that aircraft of $17.5 million. In August 2007, we executed an operating lease for this aircraft and received back the initial delivery cost from the lessor.
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of June 30, 2007 and December 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. The Site Assessment Report was updated in April, 2006 to include recent analytical data. We are currently preparing a report evaluating all available data against the LDEQ RECAP Management Option 1 Standard. Once that is complete, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May, 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operation or liquidity.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 6 to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2007, the market value of the notes was approximately $192.0 million.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of June 30, 2007, our total indebtedness was $213.1 million, including $200 million of our 7.125% Senior Notes due 2013. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $160.7 million, net of expenses. We also issued $200 million of 7.125% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. As a result of these transactions, our debt to equity ratio at December 31, 2006 was 0.51 to 1.00, as compared to 0.85 to 1.00 at December 31, 2005.
At June 30, 2007, we had $13.1 million in borrowings and $5.1 million in letters of credit outstanding under our revolving line of credit. As of June 30, 2007, availability for borrowings under our revolving credit facility was $16.8 million.
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
Provisions in our articles of incorporation and by-laws and Louisiana law make it more difficult to effect a change in control, which could discourage a takeover of our company and adversely affect the price of our common stock.
Although an attempted takeover of our company is unlikely by virtue of the ownership by our chief executive officer of more than 50% of the total voting power of our capital stock, there are also provisions in our articles of incorporation and by-laws that may make it more difficult for a third party to acquire control, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for, or discourage, a third party to acquire us.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 2006 Annual Meeting of Stockholders on May 8, 2007. At the meeting, shareholders elected each of the following persons listed below to PHI’s Board of Directors for a term ending at the Company’s 2007 Annual Meeting of Stockholders. The number of votes cast with respect to the election of each such person is opposite such person’s name. The persons listed below constituted the entire Board of Directors of the Company at that time.

	Number of Votes Cast
			Broker
Name of Director	For	Withhold	Non-Vote
Al A. Gonsoulin	1,500,585	0	0
Lance F. Bospflug	1,500,585	0	0
Arthur J. Breault, Jr.	1,500,585	0	0
C. Russell Luigs	1,500,585	0	0
Richard H. Matzke	1,500,585	0	0
Thomas H. Murphy	1,500,585	0	0
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

(a)	Exhibits

	3.1	(i) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

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

PHI, Inc.
August 9, 2007	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 9, 2007	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer

Exhibit Index

(a)	Exhibits

	3.1	(i) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

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