Form 10-Q/A
period 2007-06-30
PHI INC
filed 2007-10-25
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended June 30, 2007

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
Registrant’s telephone number, including area code: (337) 235-2452
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2007

Voting Common Stock Non-Voting Common Stock	2,852,616 shares 12,423,992 shares

EXPLANATORY NOTE
On August 9, 2007 PHI, Inc. timely filed our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. This Form 10-Q/A is being filed solely to include revised certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that reflect the correct reporting periods. These certifications are included as Exhibits 32.1 and 32.2 hereto.
This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q on August 9, 2007 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q in any way except as specifically described in this Explanatory Note.
Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the original filing, have been re-executed and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 31.2 hereto.
Part II, Item 6 of the original filing has been amended to reflect the certifications described above.
This Amendment No. 1 should be read in conjunction with the original filing of our Quarterly Report on Form 10-Q made with the Securities and Exchange Commission on August 9, 2007.

PART II — OTHER INFORMATION
ITEM 6. — EXHIBITS
(a) Exhibits:

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

II-1

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
October 25, 2007	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

October 25, 2007	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer

EXHIBIT INDEX
Exhibits:

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

S-1