Form 10-Q
period 2007-09-30
PHI INC
filed 2007-11-08
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007
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
Large accelerated filer ☐                               Accelerated filer:☑                               Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007

Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,423,992 shares

PHI, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$647	$820
Short-term investments	86,856	153,414
Accounts receivable – net of allowance:
Trade	101,213	87,366
Other	3,674	1,928
Inventories of spare parts and supplies	55,094	55,596
Assets held for sale	5,647	—
Other current assets	8,901	7,930
Refundable income taxes	72	635

Total current assets	262,104	307,689

Other	32,772	23,816
Property and equipment, net	428,222	369,465

Total assets	$723,098	$700,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,264	$35,815
Accrued liabilities	12,721	8,511
Accrued interest	6,554	3,045
Accrued vacation payable	3,787	2,583
Accrued wages and salaries	6,494	3,636

Total current liabilities	54,820	53,590

Long-term debt	201,750	205,500
Deferred income taxes	42,021	32,828
Other long-term liabilities	7,933	8,927
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	1,242	1,242
Additional paid-in capital	290,695	290,695
Accumulated other comprehensive income	65	77
Retained earnings	124,287	107,826

Total shareholders’ equity	416,574	400,125

Total liabilities and shareholders’ equity	$723,098	$700,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues	$118,401	$109,315	$333,129	$317,844
Gain (loss) on disposition of assets, net	6,988	621	15,596	(541)
Other	1,119	2,659	4,263	6,076

	126,508	112,595	352,988	323,379

Expenses:
Direct expenses	101,427	93,224	291,779	269,492
Selling, general and administrative expenses	7,374	6,795	22,306	20,203
Interest expense	3,895	4,039	12,262	13,241
Loss on debt restructuring	—	—	—	12,790

	112,696	104,058	326,347	315,726

Earnings before income taxes	13,812	8,537	26,641	7,653
Income taxes	5,183	3,415	10,180	3,061

Net earnings	$8,629	$5,122	$16,461	$4,592

Weighted average shares outstanding:
Basic	15,288	15,288	15,288	13,447
Diluted	15,306	15,306	15,307	13,463

Net earnings per share
Basic	$0.56	$0.34	$1.08	$0.34
Diluted	$0.56	$0.33	$1.08	$0.34
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$16,461	$4,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,201	22,389
Deferred income taxes	9,193	2,100
(Gain) loss on disposition of assets, net	(15,596)	541
Loss on debt restructuring	—	12,790
Other	665	594
Changes in operating assets and liabilities	(17,457)	(20,226)

Net cash provided by operating activities	16,467	22,780

Cash flows from investing activities:
Purchase of property and equipment	(97,488)	(81,622)
Purchase of short-term investments	(104,337)	(157,103)
Proceeds from sale of short-term investments	170,895	60,041
Deposits on aircraft	(9,448)	(23,000)
Proceeds from asset dispositions	27,488	30,797

Net cash used in investing activities	(12,890)	(170,887)

Cash flows from financing activities:
Proceeds of debt issuance – Senior Notes	—	200,000
Premium and costs to retire debt early	—	(10,208)
Repayment of Senior Notes	—	(200,000)
Debt issuance costs	—	(4,629)
Proceeds from line of credit	36,450	138,700
Payments on line of credit	(40,200)	(138,500)
Proceeds from stock issuance, net	—	160,722

Net cash (used in) provided by financing activities	(3,750)	146,085

Decrease in cash and cash equivalents	(173)	(2,022)
Cash and cash equivalents, beginning of period	820	3,036

Cash and cash equivalents, end of period	$647	$1,014

Supplemental Disclosures Cash Flow Information
Interest paid	$8,263	$9,021

Taxes paid, net	$21	$68

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
A segment’s operating income is its operating revenues less its direct expenses and selling, general, and administrative costs. Each segment has a portion of selling, general and administrative expense that is charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expense. Allocated selling, general and administrative expense is based primarily on total segment costs as a percentage of total operating costs.
Air Medical operations are headquartered in Phoenix, AZ, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative costs compared to the Company’s other reportable segments. Unallocated overhead consists primarily of corporate selling, general, and administrative costs that we do not allocate to the reportable segments.
Oil and Gas Segment. Our Oil and Gas segment provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 161 aircraft in this segment.

Operating revenue from the Oil and Gas segment is derived mainly from long-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel.
The Oil and Gas segment represented 64% of our total operating revenues for the nine months ended September 30, 2007, compared to 67% of total operating revenues for the nine months ended September 30, 2006.
Air Medical Segment. Our Air Medical segment provides transport services as an independent provider of emergency medical services and, to a lesser extent, under contract with certain hospitals. We operate in 15 states with 72 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. For the nine months ended September 30, 2007 and 2006, approximately 34% and 31% of our total operating revenues were generated by our Air Medical operations.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with the third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute an 18 month historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $34.2 million and $30.1 million as of September 30, 2007 and December 31, 2006, respectively. The allowance for uncompensated care was $19.8 million and $20.5 million as of September 30, 2007 and December 31, 2006, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

	Revenue				Accounts Receivable
	Quarter Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts	46%	43%	46%	43%	34%	32%
Provision for uncompensated care	12%	11%	10%	10%	20%	21%
Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Medicaid	10%	12%	9%	12%
Medicare	15%	15%	15%	14%
Insurance	69%	63%	67%	62%
Self Pay	6%	10%	9%	12%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generate approximately 10% of the segment’s revenues.

Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operate four aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 2% of our total operating revenues for the nine months ended September 30, 2007 and 2006 were generated by our technical services operations.
Summarized financial information concerning our reportable operating segments for the quarter and nine months ended September 30, 2007 and 2006 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$76,853	$71,416	$213,843	$212,168
Air Medical	39,839	35,735	113,036	100,042
Technical Services	1,709	2,164	6,250	5,634

Total operating revenues	118,401	109,315	333,129	317,844

Segment direct expenses (1)
Oil and Gas	65,805	58,912	185,000	169,668
Air Medical	34,579	32,560	102,220	94,938
Technical Services	1,043	1,752	4,559	4,886

Total direct expenses	101,427	93,224	291,779	269,492

Segment selling, general and administrative expenses
Oil and Gas	406	301	1,196	950
Air Medical	1,882	1,758	5,721	5,403
Technical Services	12	14	37	24

Total selling, general and administrative expenses	2,300	2,073	6,954	6,377

Total direct and selling, general and administrative expenses	103,727	95,297	298,733	275,869

Net segment profit
Oil and Gas	10,642	12,203	27,647	41,550
Air Medical	3,378	1,417	5,095	(299)
Technical Services	654	398	1,654	724

Total	14,674	14,018	34,396	41,975

Other, net (2)	8,107	3,280	19,859	5,535
Unallocated selling, general and administrative costs	(5,074)	(4,722)	(15,352)	(13,826)
Interest expense	(3,895)	(4,039)	(12,262)	(13,241)
Loss on debt restructuring	—	—	—	(12,790)

Earnings before income taxes	$13,812	$8,537	$26,641	$7,653

1)	Included in direct expense are the depreciation expense amounts below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Oil and Gas	$4,359	$4,509	$13,063	$12,822
Air Medical	1,946	2,343	6,568	6,627
Technical Services	104	37	489	140

Total	$6,409	$6,889	$20,120	$19,589

Unallocated SG&A	$1,011	$1,047	$3,081	$2,800

2)	Including gains (losses) on disposition of assets and other income.

3. Commitments and Contingencies
Environmental Matters – We have an aggregate estimated liability of $0.2 million as of September 30, 2007 and December 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. The Site Assessment Report was updated in April, 2006 to include recent analytical data. We are currently preparing a report evaluating all available data against the LDEQ RECAP Management Option 1 Standard. Once that is complete, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May, 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or liquidity.
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
The 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. We were in compliance with the covenants applicable to these notes as of September 30, 2007.
We have a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2009. As of September 30, 2007, we had $1.8 million in borrowings and $4.6 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2007, we were in compliance with these covenants.

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
At September 30, 2007, we had approximately $182.2 million in aggregate commitments under operating leases of which approximately $5.1 million is payable through December 31, 2007, and a total of $20.4 million is payable over the twelve months ending September 30, 2008. Of the total lease commitments, $161.1 million represents commitments for aircraft, and facility lease commitments of $21.1 million, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments – At September 30, 2007, we had purchase commitments totaling $180.3 million for aircraft, which we expect to fund from existing cash or short-term investments, or with operating leases, as required.
Assets Held for Sale – Included in assets held for sale are certain aircraft with a net book value of approximately $5.6 million as of September 30, 2007. Subsequent to September 30, 2007, we completed the sale of these aircraft. We expect to report a gain from the sale of these aircraft. These aircraft are not strategic to our fleet plans.
4. Property and Equipment
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the three and nine months ended September 30, 2007 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax or $0.03 per diluted share).
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at September 30, 2007 and December 31, 2006.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.7 million and $7.3 million at September 30, 2007 and December 31, 2006, respectively.
6. Employees
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
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the Company’s implemented contract proposals. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we have accrued an estimated incentive compensation expense of $0.6 million and $1.0 million for the quarter and nine months ended September 30, 2007, respectively. We have also accrued $0.1 million and $0.5 million for the Safety Incentive Bonus for the quarter and nine months ended September 30, 2007, respectively. For the year ended December 31, 2006, we did not record incentive compensation expense related to the plans because the earnings threshold was not met.
7. Recent Accounting Pronouncements
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
Based on a review and evaluation at September 30, 2007, it was determined that there are no material tax positions requiring recognition for the current tax year. Our evaluation was performed for the tax years ended December 31, 2003 to 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.
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
8. Shareholders’ Equity
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses.
We had an average of 15.3 million common shares outstanding for the quarters ended September 30, 2007 and September 30, 2006.
9. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Thousands of dollars)		(Thousands of dollars)

Net earnings	$8,629	$5,122	$16,461	$4,592
SFAS No. 158 adjustment	14	—	(12)	—

Comprehensive income	$8,643	$5,122	$16,449	$4,592

10. Condensed Consolidating Financial Information
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$217	$430	$—	$647
Short-term investments	86,856	—	—	86,856
Accounts receivable – net of allowance	90,511	14,376	—	104,887
Inventories of spare parts and supplies	55,094	—	—	55,094
Assets held for sale	5,647	—	—	5,647
Other current assets	8,889	12	—	8,901
Refundable income taxes	44	28	—	72

Total current assets	247,258	14,846	—	262,104

Investment in subsidiaries and other	55,604	—	(55,604)	—
Intercompany receivable	—	49,027	(49,027)	—
Other assets	32,495	277	—	32,772
Property and equipment, net	415,601	12,621	—	428,222

Total Assets	$750,958	$76,771	$(104,631)	$723,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,084	$2,949	$—	$51,033
Intercompany payable	49,027	—	(49,027)	—
Accrued vacation payable	3,499	288	—	3,787

Total current liabilities	100,610	3,237	(49,027)	54,820

Long-term debt	201,750	—	—	201,750
Deferred income taxes and other long-term liabilities	32,024	17,930	—	49,954
Shareholders’ Equity:
Paid-in capital	292,222	4,402	(4,402)	292,222
Accumulated other comprehensive income	65	—	—	65
Retained earnings	124,287	51,202	(51,202)	124,287

Total shareholders’ equity	416,574	55,604	(55,604)	416,574

Total Liabilities and Shareholders’ Equity	$750,958	$76,771	$(104,631)	$723,098

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Shareholders’ Equity:
Paid-in capital	292,222	4,402	(4,402)	292,222
Accumulated other comprehensive income	77	—	—	77
Retained earnings	107,826	41,824	(41,824)	107,826

Total shareholders’ equity	400,125	46,226	(46,226)	400,125

Total liabilities and shareholders’ equity	$724,558	$66,723	$(90,311)	$700,970

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended September 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$100,311	$18,090	$—	$118,401
Management fees	723	—	(723)	—
Gain on dispositions of assets, net	6,988	—	—	6,988
Other	1,119	—	—	1,119

	109,141	18,090	(723)	126,508

Expenses:
Direct expenses	89,533	11,894	—	101,427
Management fees	—	723	(723)	—
Selling, general, and administrative	6,607	767	—	7,374
Equity in net income of consolidated subsidiaries	(3,835)	—	3,835	—
Interest expense	3,895	—	—	3,895

	96,200	13,384	3,112	112,696

Earnings before income taxes	12,941	4,706	(3,835)	13,812
Income taxes	4,312	871	—	5,183

Net earnings	$8,629	$3,835	$(3,835)	$8,629

	For the quarter ended September 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$94,968	$14,347	$—	$109,315
Management fees	574	—	(574)	—
Gain on dispositions of assets, net	621	—	—	621
Other	2,651	8	—	2,659

	98,814	14,355	(574)	112,595

Expenses:
Direct expenses	82,158	11,066	—	93,224
Management fees	—	574	(574)	—
Selling, general, and administrative	6,042	753	—	6,795
Equity in net income of consolidated subsidiaries	(1,564)	—	1,564	—
Interest expense	4,039	—	—	4,039

	90,675	12,393	990	104,058

Earnings before income taxes	8,139	1,962	(1,564)	8,537
Income taxes	3,017	398	—	3,415

Net earnings	$5,122	$1,564	$(1,564)	$5,122

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$282,892	$50,237	$—	$333,129
Management fees	2,009	—	(2,009)	—
Gain on dispositions of assets, net	15,596	—	—	15,596
Other	4,255	8	—	4,263

	304,752	50,245	(2,009)	352,988

Expenses:
Direct expenses	257,298	34,481	—	291,779
Management fees	—	2,009	(2,009)	—
Selling, general, and administrative	20,060	2,246	—	22,306
Equity in net income of consolidated subsidiaries	(9,378)	—	9,378	—
Interest expense	12,262	—	—	12,262

	280,242	38,736	7,369	326,347

Earnings before income taxes	24,510	11,509	(9,378)	26,641
Income taxes	8,049	2,131	—	10,180

Net earnings	$16,461	$9,378	$(9,378)	$16,461

	For the nine months ended September 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$276,355	$41,489	$—	$317,844
Management fees	1,660	—	(1,660)	—
Loss on dispositions of assets, net	(541)	—	—	(541)
Other	6,061	15	—	6,076

	283,535	41,504	(1,660)	323,379

Expenses:
Direct expenses	239,786	29,706	—	269,492
Management fees	—	1,660	(1,660)	—
Selling, general, and administrative	18,083	2,120	—	20,203
Equity in net income of consolidated subsidiaries	(5,755)	—	5,755	—
Interest expense	13,241	—	—	13,241
Loss on debt restructuring	12,790	—	—	12,790

	278,145	33,486	4,095	315,726

Earnings before income taxes	5,390	8,018	(5,755)	7,653
Income taxes	798	2,263	—	3,061

Net earnings	$4,592	$5,755	$(5,755)	$4,592

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$16,469	$(2)	$—	$16,467

Cash flows from investing activities:
Purchase of property and equipment	(97,485)	(3)	—	(97,488)
Proceeds from asset dispositions	27,488	—	—	27,488
Sale of short-term investments	66,558	—	—	66,558
Deposits on aircraft	(9,448)	—	—	(9,448)

Net cash used in investing activities	(12,887)	(3)	—	(12,890)

Cash flows from financing activities:
Payments on line of credit, net	(3,750)	—	—	(3,750)

Net cash used in financing activities	(3,750)	—	—	(3,750)

Decrease in cash and cash equivalents	(168)	(5)	—	(173)
Cash and cash equivalents, beginning of period	385	435	—	820

Cash and cash equivalents, end of period	$217	$430	$—	$647

	For the nine months ended September 30, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$22,572	$208	$—	$22,780

Cash flows from investing activities:
Purchase of property and equipment	(81,428)	(194)	—	(81,622)
Proceeds from asset dispositions	30,797	—	—	30,797
Purchase of short-term investments	(97,062)	—	—	(97,062)
Deposits on aircraft	(23,000)	—	—	(23,000)

Net cash used in investing activities	(170,693)	(194)	—	(170,887)

Cash flows from financing activities:
Proceeds of debt issuance – senior notes	200,000	—	—	200,000
Premium and costs to retire debt early	(10,208)	—	—	(10,208)
Repayment of senior notes	(200,000)	—	—	(200,000)
Debt issuance costs	(4,629)	—	—	(4,629)
Proceeds on line of credit, net	200	—	—	200
Proceeds from stock issuance, net	160,722	—	—	160,722

Net cash provided by financing activities	146,085	—	—	146,085

Decrease in cash and cash equivalents	(2,036)	14	—	(2,022)
Cash and cash equivalents, beginning of period	2,577	459	—	3,036

Cash and cash equivalents, end of period	$541	$473	$—	$1,014

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Overview
Operating revenues for the three months ended September 30, 2007 were $118.4 million, compared to $109.3 million for the three months ended September 30, 2006, an increase of $9.1 million. Oil and Gas operating revenues increased $5.5 million for the quarter ended September 30, 2007, due to an increase in medium and heavy aircraft flight hours, and contractual rate increases, offset in part by a reduction of light aircraft flight hours and aircraft and flight hours in our foreign operations. Operating revenues in the Air Medical segment increased $4.1 million, due to rate increases and increased patient transports. Technical Services operating revenues decreased $0.5 million.
The Oil and Gas segment continues to be affected by pilot staffing levels. Substantial progress has been made since the first quarter 2007 in rebuilding the pilot workforce, and will continue to be made.
Flight hours for the quarter ended September 30, 2007 were 36,513, compared to 39,534 for the quarter ended September 30, 2006. The decrease was due to a reduction in flight hours in our foreign operations, and continuing effects of the strike on our domestic operations through the third quarter related to pilot staffing levels. Although we have increased our pilot workforce since the termination of the pilots’ strike, we still have requirements for additional pilots, particularly in the Oil and Gas segment, due to the delivery of new aircraft.
Operating revenues for the nine months ended September 30, 2007 were $333.1 million, compared to $317.8 million for the same period in 2006, an increase of $15.3 million. Operating revenues in the Air Medical segment increased $13.0 million due to rate increases and increased patient transports, primarily in the second and third quarters. Oil and Gas operating revenues increased $1.6 million, due to an increase in medium and heavy aircraft flight hours and contractual rate increases in our domestic operations, offset in part by a reduction of light aircraft flight hours and aircraft and flight hours in our foreign operations. There was an increase in Technical Services revenues of $0.7 million for the nine months ended September 30, 2007.
Flight hours for the nine months ended September 30, 2007 were 106,627, compared to 116,901 for the nine months ended September 30, 2006. The decrease for the nine months was due to pilot staffing levels in our domestic oil and gas operations, and a reduction in flight hours in our foreign operations.
Since September 30, 2006, we have sold or disposed of 25 aircraft, primarily consisting of older aircraft that were not in our long term growth plan. Since September 30, 2006, we have taken delivery of 27 aircraft, consisting of three heavy, eight medium, 15 light, and one fixed wing aircraft.
Since December 31, 2006, we have taken delivery of twelve light, five medium, one heavy, and one fixed wing aircraft.
At September 30, 2007, we had an order for one additional transport category aircraft at an approximate cost of $18.6 million for delivery in early 2008. We intend to execute an operating lease for this aircraft.
At September 30, 2007, we also had orders for 34 medium and light aircraft for service primarily in the Oil and Gas segment, although certain of these may be assigned to the Air Medical segment as growth opportunities materialize. The total cost of these aircraft is $161.8 million and delivery dates are scheduled through the remainder of 2007, 2008, and 2009.
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately matches costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the three and nine months ended September 30, 2007 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax or $0.03 per diluted share).
Direct operating expense was $101.4 million for the three months ended September 30, 2007, compared to $93.2 million for the three months ended September 30, 2006, an increase of $8.2 million. This increase was due to increases in employee compensation expense ($2.8 million), due primarily to compensation increases including incentive and safety compensation accruals; increased aircraft lease expense ($3.3 million); and increased aircraft warranty costs ($2.4 million) due to additional aircraft added to the fleet. (See Combined Operations – Direct Expenses which discusses these warranty costs.) Depreciation expense decreased ($0.5 million) due to a $0.8 million adjustment related to the change in residual value effective July 1, 2007, as discussed above. Other items increased, net ($0.2 million).
Direct operating expense was $291.8 million for the nine months ended September 30, 2007, compared to $269.5 million for the nine months ended September 30, 2006, an increase of $22.3 million. The increase was due to increases in employee expenses ($3.9 million), primarily due to compensation increases including incentive and safety compensation accruals; contract labor costs ($4.2 million); outside services primarily in the Air Medical segment ($1.8 million); aircraft lease expense ($4.9 million); aircraft warranty costs ($5.8 million) due to additional aircraft added to the fleet; property taxes ($1.0 million), and other items, net ($0.3 million). There was also an increase in depreciation expense ($0.4 million) due to additional aircraft added to the fleet, offset by a $0.8 million adjustment related to the change in residual values effective July 1, 2007, as discussed above.
Selling, general and administrative expenses were $7.4 million for the three months ended September 30, 2007, compared to $6.8 million for the three months ended September 30, 2006, an increase of $0.6 million. This increase was related to increased employee compensation expense ($0.2 million); and outside services ($0.1 million) primarily related to Air Medical segment; and other items, net ($0.3 million).
Selling, general and administrative expenses were $22.3 million for the nine months ended September 30, 2007, compared to $20.2 million for the nine months ended September 30, 2006, an increase of $2.1 million. This increase was a result of increased legal costs ($0.3 million) related to union issues; employee compensation costs ($0.5 million) due to overtime costs in the first quarter related to the strike and also due to compensation increases including incentive and safety compensation accruals; outside services consisting primarily of consulting fees in the Air Medical segment ($0.4 million); insurance expense ($0.3 million); and other items, net ($0.6 million).
Operating margins were 10% for the nine months ended September 30, 2007, compared to 13% for the same period in 2006. This reduction is primarily a result of reduced flight hours related to pilot staffing levels and increases in certain direct expenses such as pilot overtime and other increased compensation expenses.
Earnings before tax for the quarter ended September 30, 2007 were $13.8 million, compared to $8.5 million for the same period in the prior year. Earnings for the quarter ended September 30, 2007, include a gain on disposition of assets of $7.0 million. Earnings before income taxes for the nine months ended September 30, 2007 were $26.6 million compared to $7.7 million for the nine months ended September 30, 2006. Earnings for the nine months ended September 30, 2007, include a gain on disposition of assets of $15.6 million. Earnings for the nine months ended September 30, 2006, include a loss on debt restructuring of $12.8 million.
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
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the sales were $160.7 million, net of underwriting fees and expenses. The proceeds are being used to fund the acquisition of aircraft delivered in 2006 through 2008. Also on April 12, 2006, we issued $200 million of 7.125% Senior Notes due April 15, 2013 pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Proceeds were $196.0 million net of underwriting fees and expenses, and were used to retire $184.8 million of our existing 9 3/8% Senior Notes pursuant to a tender offer, at a total cost of $201.6 million including an early call premium and accrued interest. We subsequently redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the early redemption of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax), which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of tendering for outstanding notes. On December 8, 2006, we completed an offer to exchange the 7.125% Senior Notes for registered debt securities with identical terms.
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

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2007 and 2006:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006(1)	2007	2006(1)
Flight hours:
Oil and Gas	27,893	31,439	82,583	93,454
Air Medical	8,620	7,986	23,636	22,866
Technical Services	—	109	408	581

Total	36,513	39,534	106,627	116,901

Air Medical Transports (2)	5,891	5,661	16,463	15,794

	September 30,
	2007	2006
Aircraft operated at period end:
Oil and Gas	161	162
Air Medical	72	69
Technical Services	4	4

Total (3)	237	235

(1)	All prior periods have been recast to conform to the 2007 segment presentation. See Note 2, Segment Information, to the Condensed Consolidated Financial Statements for discussion on change in reportable segments.

(2)	Represents individual patient transports for the period. Flight hours for these transports are included above.

(3)	Includes 12 aircraft as of September 30, 2007 and 2006 that are customer owned.
Quarter Ended September 30, 2007 compared with Quarter Ended September 30, 2006
Combined Operations
Revenues – Operating revenues for the three months ended September 30, 2007, were $118.4 million, compared to $109.3 million for the three months ended September 30, 2006, an increase of $9.1 million. Oil and Gas operating revenues increased $5.5 million for the quarter ended September 30, 2007, due to an increase in medium and heavy aircraft flight hours and contractual rate increases, offset in part by a reduction of light aircraft flight hours and aircraft and flight hours in our foreign operations. Operating revenues in the Air Medical segment increased $4.1 million due to rate increases and increased patient transports. There was a decrease in Technical Services operating revenues of $0.5 million.
Total flight hours were 36,513 for the three months ended September 30, 2007, compared to 39,534 for the three months ended September 30, 2006. Flight hours in the Oil and Gas segment were 27,893 for the three months ended September 30, 2007, compared to 31,439 for three months ended September 30, 2006, a decrease of 3,546 flight hours.
Other Income and Gains – Gain on disposition of assets was $7.0 million for the three months ended September 30, 2007, compared to a gain of $0.6 million for the three months ended September 30, 2006. These amounts represent gains and losses on sales of aircraft that no longer meet our strategic needs.

Other income was $1.1 million for the three months ended September 30, 2007, compared to $2.7 million for the three months ended September 30, 2006, and primarily represented interest income on unspent proceeds from our April 2006 stock offering. A substantial portion of those proceeds have now been spent on acquiring new aircraft, resulting in the decrease in interest income.
Direct Expenses – Direct operating expense was $101.4 million for the three months ended September 30, 2007, compared to $93.2 million for the three months ended September 30, 2006, an increase of $8.2 million. This increase was due to increases in employee compensation expense ($2.8 million), due primarily to compensation increases including incentive and safety compensation accruals; increased aircraft lease expense ($3.3 million); and increased aircraft warranty costs ($2.4 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost is related to an additional warranty that we purchase from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer based on flight hours for the aircraft that are covered under this warranty. In return, the manufacturer provides replacement parts required for maintaining the aircraft. There was also an increase in other items, net ($0.2 million). Depreciation expense decreased ($0.5 million) due to a $0.8 million adjustment related to the change in residual value effective July 1, 2007, as discussed in the Overview.
Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $7.4 million for the three months ended September 30, 2007, compared to $6.8 million for the three months ended September 30, 2006, an increase of $0.6 million. This increase was related to increased employee compensation expense ($0.2 million), and outside services ($0.1 million) primarily related to the Air Medical segment, and other items, net ($0.3 million).
Interest Expense – Interest expense was $3.9 million for the three months ended September 30, 2007, compared to $4.0 million for the three months ended September 30, 2006. The decrease was due to a decrease in borrowings under our revolving line of credit.
Income Taxes – Income tax expense for the three months ended September 30, 2007 was $5.2 million compared to $3.4 million for the three months ended September 30, 2006. The effective tax rate was 38% for the three months ended September 30, 2007, compared to 40% for the three months ended September 30, 2006.
Earnings – Our net income for the three months ended September 30, 2007 was $8.6 million compared to $5.1 million for the three months ended September 30, 2006. Earnings before income taxes for the three months ended September 30, 2007, were $13.8 million compared to $8.5 million for the same period in 2006. Earnings per diluted share were $0.56 for the current quarter compared to earnings per diluted share of $0.33 for the prior year quarter. We had 15.3 million common shares outstanding during the three months ended September 30, 2007 and September 30, 2006. Included in earnings before tax for the quarter ended September 30, 2007, are gains on disposition of assets of $7.0 million, compared to $0.6 million for the same period in 2006. Earnings in 2007 have been affected by pilot staffing issues, although substantial progress has been made since the first quarter 2007 in rebuilding the pilot workforce.
Segment Discussion
Oil and Gas – Oil and Gas segment revenues were $76.9 million for the three months ended September 30, 2007, compared to $71.4 million for the three months ended September 30, 2006, an increase of $5.5 million. Flight hours were 27,893 for the current quarter compared to 31,439 for the same quarter in the prior year. Although overall flight hours decreased, flight hours related to medium and heavy aircraft increased resulting in increased revenues. There were also certain contractual rate increases, offset by a decrease in light aircraft flight hours and flight hours and aircraft in our foreign operations.

The number of aircraft in the segment was 161 at September 30, 2007, compared to 162 aircraft at September 30, 2006. We have sold or disposed of 22 aircraft in the Oil and Gas segment since September 30, 2006, consisting of 11 light, six medium, and four heavy aircraft. We also transferred one light aircraft to the Air Medical segment. We have added 21 new aircraft to the Oil and Gas segment since September 30, 2006, consisting of ten light, eight medium, and three heavy aircraft. We have a total of 29 aircraft on order for delivery in 2007 and 2008 for the Oil and Gas segment, although certain of the light aircraft on order will be assigned to the Air Medical segment as growth opportunities materialize.
Direct expense in our Oil and Gas segment was $65.8 million for the three months ended September 30, 2007, compared to $58.9 million for the three months ended September 30, 2006. The increase of $6.9 million was primarily due to an increase in aircraft lease expense ($3.2 million), and aircraft warranty costs ($2.0 million) due to additional aircraft added to the fleet, as previously discussed in Combined Operations – Direct Expenses. There were also increases in employee costs ($1.1 million), and other contract labor costs ($0.9 million) and decreases in other items, net ($0.3 million).
Selling, general and administrative expenses were $0.4 million for the three months ended September 30, 2007, compared to $0.3 million for the three months ended September 30, 2006.
Our Oil and Gas segment’s operating income was $10.6 million for the three months ended September 30, 2007, compared to $12.2 million for the three months ended September 30, 2006. The decrease was due to the increase in operating expenses of $7.0 million, offset by the increase in operating revenues of $5.5 million. As stated in the Overview, the Oil and Gas segment continues to be affected by pilot staffing levels. Operating margins were 14% for the three months ended September 30, 2007, compared to 17% for the three months ended September 30, 2006, primarily due to pilot staffing levels resulting in reduced flight hours and lower revenues and increases in certain direct expenses, such as pilot overtime costs and other contract labor costs.
Air Medical – Air Medical segment revenues were $39.8 million for the three months ended September 30, 2007, compared to $35.7 million for the three months ended September 30, 2006, an increase of $4.1 million. The increase was primarily related to rate increases and an increase in patient transports, which totaled 5,891 for the three months ended September 30, 2007, compared to 5,661 for the three months ended September 30, 2006.
Flight hours were 8,620 for the three months ended September 30, 2007, compared to 7,986 for the three months ended September 30, 2006. The number of aircraft in the segment was 72 at September 30, 2007, compared to 69 at September 30, 2006. Since September 30, 2006, we have sold four and added six light and one fixed wing aircraft in the Air Medical segment.
Direct expenses in our Air Medical segment were $34.6 million for the three months ended September 30, 2007, compared to $32.6 million for the three months ended September 30, 2006. The $2.0 million increase was due to increases in employee costs ($1.2 million) primarily due to employee compensation increases including incentive and safety compensation accruals, aircraft warranty costs ($0.4 million) as additional aircraft were added to manufacturers’ warranty programs, and outside services ($0.5 million) related to medical director fees and collection expenses, and decreases in other items, net ($0.1 million).
Selling, general and administrative expenses were $1.9 million for the three months ended September 30, 2007, compared to $1.8 million for the three months ended September 30, 2006. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative costs as compared to our other reportable segments.
Our Air Medical segment’s operating income was $3.4 million for the three months ended September 30, 2007, compared to $1.4 million for the three months ended September 30, 2006, due to increased rates and patient transports during the period. Operating margins were 8% for the three months ended September 30, 2007, compared to 4% for the three months ended September 30, 2006. This increase was primarily due to increased patient transports related to the expansion of new locations in the segment during the past three years. It takes some time for these programs to grow their revenues to a level that will cover their costs and produce operating income.
Technical Services– Technical Services revenues were $1.7 million for the three months ended September 30, 2007, compared to $2.2 million for the three months ended September 30, 2006.
Direct expenses in our Technical Services segment were $1.0 million for the three months ended September 30, 2007, compared to $1.8 million for the three months ended September 30, 2006.
Our Technical Services segment’s operating income was $0.7 million for the three months ended September 30, 2007, compared to operating income of $0.4 million for the three months ended September 30, 2006. Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments.
Nine Months Ended September 30, 2007 compared with Nine Months Ended September 30, 2006
Combined Operations
Revenues – Operating revenues for the nine months ended September 30, 2007, were $333.1 million, compared to $317.8 million for the nine months ended September 30, 2006, an increase of $15.3 million. Operating revenues in the Air Medical segment increased $13.0 million due to rate increases and increased patient transports, primarily in the second and third quarters. Oil and Gas operating revenues increased $1.6 million, due to an increase in medium and heavy aircraft flight hours and contractual rate increases in our domestic operations, offset in part by a reduction of aircraft and flight hours in our foreign operations, and a reduction in light aircraft flight hours. There was an increase in Technical Services revenues of $0.7 million for the nine months ended September 30, 2007, due to an increase in activity.
Total flight hours were 106,627 for the nine months ended September 30, 2007, compared to 116,901 for the nine months ended September 30, 2006. Patient transports were 16,463 for the current nine months compared to 15,794 for the same period in the prior year.
Other Income and Gains – Gain on disposition of assets was $15.6 million for the nine months ended September 30, 2007, compared to a loss of $0.5 million for the nine months ended September 30, 2006. The gain was primarily due to the sale of four heavy aircraft and related parts inventory in the second quarter of 2007. Subsequent to September 30, 2007, we sold three medium aircraft. We expect to report a gain from the sale of these aircraft.
Other income, which primarily represents interest income on unspent proceeds from our April 2006 stock offering, was $4.3 million for the nine months ended September 30, 2007 as compared to $6.1 million for the nine months ended September 30, 2006. This decrease resulted from a decrease in short-term investments, as a substantial portion of those proceeds have now been spent on acquiring new aircraft.
Direct Expenses – Direct operating expense was $291.8 million for the nine months ended September 30, 2007, compared to $269.5 million for nine months ended September 30, 2006, an increase of $22.3 million. Direct expense increased $15.3 million in the Oil and Gas segment, due to new aircraft added to the segment, increased employee compensation expense and additional aircraft lease expense. Direct expense increased $7.3 million in the Air Medical segment, due primarily to increased flight hours and patient transports and also increases in employee compensation. There was a decrease in direct expense of $0.3 million in the Technical Services segment. The $22.3 million increase was due to increases in employee expenses ($3.9 million) primarily due to compensation increases, including incentive and safety compensation accruals, contract labor costs ($4.2 million), outside services, mainly in the Air Medical segment ($1.8 million), aircraft lease expense ($4.9 million), aircraft warranty costs ($5.8 million) due to additional aircraft added to the fleet, property taxes ($1.0 million), and other items, net ($0.3 million). There was also an increase in depreciation expense ($0.4 million) due to additional aircraft added to the fleet offset by a $0.8 million adjustment related to the change in residual values effective July 1, 2007, as discussed in the Overview.
Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $22.3 million for the nine months ended September 30, 2007, compared to $20.2 million for the nine months ended September 30, 2006, an increase of $2.1 million. This increase was a result of increased legal costs ($0.3 million) related to union issues, employee compensation costs ($0.5 million) due to overtime costs in the first quarter related to the strike and compensation increases including incentive and safety compensation accruals, outside services consisting primarily of consulting fees in the air medical segment ($0.4 million), insurance expense ($0.3 million), and other items, net ($0.6 million).
Interest Expense – Interest expense was $12.3 million for the nine month period ended September 30, 2007, compared to $13.2 million for the nine months ended September 30, 2006. The decrease was due to early redemption of the 9 3/8% Senior Notes, which were refinanced at 7.125% in April, 2006.
Loss on Debt Restructuring – A pretax charge of $12.8 million was recorded in April 2006, due to the early redemption of the 9 3/8% Senior Notes. This charge consists of $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.
Income Taxes – Income tax expense for the nine months ended September 30, 2007 was $10.2 million, an effective rate of 38%, compared to $3.1 million for the nine months ended September 30, 2006, an effective rate of 40%.
Earnings – Earnings before tax for the nine months ended September 30, 2007 were $26.6 million, compared to earnings before tax of $7.7 million for the nine months ended September 30, 2006. Net income after tax for the nine months ended September 30, 2007 was $16.4 million, compared to net income after tax of $4.6 million for the nine months ended September 30, 2006. Included in the nine months ended September 30, 2006 was a pretax charge of $12.8 million ($7.7 million, net of tax) recorded in April 2006 as a result of the early redemption of our 9 3/8% Senior notes. Included in earnings before tax for the nine months ended September 30, 2007, are gains on disposition of assets of $15.6 million, compared to a loss of $0.5 million for the same period in 2006. Earnings in 2007 have been affected by pilot staffing issues, although substantial progress has been made since the first quarter 2007.
Segment Discussion
Oil and Gas – Oil and Gas segment revenues were $213.8 million for the nine months ended September 30, 2007, compared to $212.2 million for the nine months ended September 30, 2006. Flight hours were 82,583 for the nine months ended September 30, 2007, compared to 93,454 for the nine months ended September 30, 2006. Operating revenues increased $1.6 million, due to an increase in medium and heavy aircraft flight hours and contractual rate increases, offset by a decrease in light aircraft flight hours and flight hours in our domestic operations due to pilot staffing levels, and a reduction of aircraft and flight hours in our foreign operations.
Direct expense for the nine months ended September 30, 2007 was $185.0 million compared to $169.7 million for the nine months ended September 30, 2006, an increase of $15.3 million. The increase was due to increases in employee costs ($4.5 million), primarily due to compensation increases including incentive and safety compensation accruals, aircraft lease expense ($4.9 million), aircraft warranty costs ($4.8 million) due to additional aircraft covered under manufacturer’s warranty programs, contract labor costs ($4.8 million), and other items, net ($0.6 million). These increases were offset in part by a decrease in insurance expense ($1.3 million), and aircraft parts usage ($3.0 million).
Selling, general and administrative expense charged to the Oil and Gas segment was $1.2 million for the nine months ended September 30, 2007 compared to $1.0 million for the nine months ended September 30, 2006.
Oil and Gas segment operating income was $27.6 million for the nine months ended September 30, 2007, compared to $41.6 million for the nine months ended September 30, 2006. This decrease is due to pilot staffing levels, and a decrease in aircraft and flight hours in our foreign operations.
Operating margins were 13% for the nine months ended September 30, 2007, compared to 20% operating margins for the same period in 2006. The decrease in operating margins was caused by the reduction in flight hours due to pilot staffing levels and increases in certain direct expenses such as pilot overtime costs and other compensation expenses.
Air Medical — Air Medical segment revenues were $113.0 million for the nine months ended September 30, 2007, compared to $100.0 million for the same period in the prior year. Transports increased from 15,794 in the nine month period ended September 30, 2006 to 16,463 in the comparable nine month period in 2007. Flight hours in this segment were 23,636 for the nine months ended September 30, 2007, as compared to 22,866 for the nine months ended September 30, 2006. The number of aircraft in the segment at September 30, 2007 was 72 compared to 69 at September 30, 2006. The increase in operating revenue was due to rate increases and increases in patient transports.
Direct expense for the nine months ended September 30, 2007 was $102.2 million compared to $94.9 million for the nine months ended September 30, 2006, an increase of $7.3 million. There was an increase in employee costs ($4.2 million) primarily due to compensation increases including incentive and safety compensation accruals. There were also increases in base costs ($1.8 million), which includes fees for outside medical personnel and collection services, aircraft warranty costs ($1.1 million) due to additional aircraft covered under manufacturer’s warranty programs, and other items, net ($0.2 million).
Segment selling, general and administrative expenses were $5.7 million for the nine months ended September 30, 2007 compared to $5.4 million for the nine months ended September 30, 2006. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative costs as compared to our other reportable segments.
Air Medical segment operating income was $5.1 million for the nine months ended September 30, 2007, compared to $0.3 million operating loss for the nine months ended September 30, 2006. The increase was due to increased patient transports and increases in rates.
In the Air Medical segment, operating margins increased to 5% in the nine months ended September 30, 2007, compared to a loss in the same period in 2006. This increase is primarily due to the increase in patient transport volume, related to the expansion of new locations in this segment. Operating margins were lower in this segment compared to our other segments, as it takes some time for these programs to grow their revenues to a level that will cover their costs and produce operating income. Operating margins may also be affected by the mix of payors in any period. In addition to expected flight operation costs, the Air Medical segment incurs additional costs for necessary medical personnel.

Technical Services — The Technical Services segment operating revenues for the nine months ended September 30, 2007 were $6.3 million, compared to $5.6 million in the comparable period in the prior year.
Direct expense was $4.5 million for the nine months ended September 30, 2007, compared to $4.9 million for the nine months ended September 30, 2006.
The Technical Services segment had operating income of $1.7 million for the nine months ended September 30, 2007, compared to $0.7 million for the nine months ended September 30, 2006. Operating margin in the Technical Services segment were 26% for the nine months ended September 30, 2007, compared to 13% for the same period in 2006. Technical Services includes maintenance and repairs performed primarily for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments.
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
Cash Flow
Our cash position at September 30, 2007 was $0.6 million, compared to $0.8 million at December 31, 2006. Short-term investments at September 30, 2007 were $86.9, compared to short-term investments of $153.4 million at December 31, 2006. Working capital was $207.3 million at September 30, 2007, as compared to $254.1 million at December 31, 2006, a decrease of $46.8 million. The decrease in working capital was a result of a decrease in short-term investments and cash of $66.7 million used to fund aircraft acquisitions, and accounts payable and other current liabilities of $1.2 million, offset by an increase in accounts receivable of $15.6 million, and assets held for sale and other assets of $5.5 million.
Cash flow from operating activities decreased $6.3 million for the nine months ended September 30, 2007, compared to the same period in 2006 due to reduced revenues as a result of pilot staffing levels in the oil and gas segment. Increases in certain direct expenses included employee compensation increases, contract labor costs and legal expenses. This resulted in a reduction in earnings in 2007, compared to 2006, exclusive of the $12.8 million loss on debt restructuring in 2006 and gains/losses on disposition of assets. The changes in operating assets and liabilities of $17.5 million for the nine months ended September 30, 2007 included increases in accounts receivable ($15.6 million), accounts payable and other accrued liabilities ($0.2 million) and other items, net ($2.1 million).
We expect cash flow from operations will increase for the remainder of 2007 since the pilots have returned to work and certain contract rate increases have been enacted, and will be sufficient to meet our current and future working capital, capital expenditure and debt obligations. We do not expect any material changes to future working capital requirements other than continued fleet expansion, which we intend to fund from existing cash, short-term investments, and/or operating leases, as required.
Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-

allotment option, also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses, and are being used to fund the acquisition of aircraft delivered in 2006 through 2008. Also on April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013. Net proceeds of $196.0 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
The 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. On October 15, 2007, we made a semi-annual interest payment of $7.1 million. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers, consolidations and sales of assets. Estimated annual interest cost of the 7.125% Senior Notes is $14.3 million, excluding amortization of issuance costs.
Credit Facility
We have a $35 million revolving credit facility with a commercial bank that expires on September 1, 2009. As of September 30, 2007, there were $1.8 million in borrowings and $4.6 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2007, we were in compliance with these covenants.
Contractual Obligations
At September 30, 2007, one additional transport category aircraft was on order and scheduled for delivery in 2007 at an approximate cost of $18.6 million. We also had orders for 34 additional aircraft for service primarily in the Oil and Gas segment with a total cost of $161.8 million. Delivery dates are scheduled throughout 2007, 2008, and 2009.
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

		Payment Due by Year
							Beyond
	Total	2007	2008	2009	2010	2011	2011
				(Thousands of dollars)
New aircraft purchase commitments (1)	$161,751	$57,910	$80,311	$23,530	$—	$—	$—

New aircraft purchase commitments (2)	18,591	—	18,591	—	—	—	—

Existing aircraft lease obligations	161,103	4,261	17,043	17,044	17,645	18,913	86,197

Other lease obligations	21,099	874	3,249	2,528	2,202	1,841	10,405

Long-term debt	201,750	—	—	1,750	—	—	200,000

	$564,294	$63,045	$119,194	$44,852	$19,847	$20,754	$296,602

(1)	These commitments are for aircraft that we intend to finance with remaining cash from the equity offering completed April 2006, with cash from operations, and operating leases.

(2)	These commitments are for aircraft that we intend to finance with an operating lease. Once the leases are entered into, the lease payments will be spread out over future years.
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of September 30, 2007 and December 31, 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. The Site Assessment Report was updated in April, 2006 to include recent analytical data. We are currently preparing a report evaluating all available data against the LDEQ RECAP Management Option 1 Standard. Once that is complete, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May, 2003 Site Assessment Report and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operation or liquidity.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 7 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2007, the market value of the notes was approximately $192.0 million.

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of September 30, 2007, our total indebtedness was $201.8 million, including $200 million of our 7.125% Senior Notes due 2013. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $160.7 million, net of expenses. We also issued $200 million of 7.125% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. As a result of these transactions, our debt to equity ratio at December 31, 2006 was 0.51 to 1.00, as compared to 0.85 to 1.00 at December 31, 2005.
At September 30, 2007, we had $1.8 million in borrowings and $4.6 million in letters of credit outstanding under our revolving line of credit. As of September 30, 2007, availability for borrowings under our revolving credit facility was $28.6 million.
Our substantial indebtedness could have significant negative consequences to us that you should consider. For example, it could:
➢	require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

➢	increase our vulnerability to general adverse economic and industry conditions and limit our ability to withstand competitive pressures;

➢	limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

➢	place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to obtain additional financing to fund future working capital, capital expenditures and other aspects of our business plan;

➢	limit our ability to obtain additional financing for working capital, capital expenditures and other aspects of our business plan.
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
Our stock has a low trading volume.
Our common stock is listed for trading on The NASDAQ Global Market under the symbol ‘‘PHIIK’’ for our non-voting common stock and ‘‘PHII’’ for our voting common stock. Both classes of common stock have low trading volume. As a result, a stockholder may not be able to sell shares of our common stock at the time, in the amounts, or at the price desired.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
(a)	Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

	(ii)	Amended and Restated By-laws of the Company (as amended through May 1, 2002) (incorporated by reference to Exhibit 3.1(iii) to PHI’s Report on Form 10-K for the year ended December 31, 2006).
4.1	Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002; File No. 0-9827).

4.2	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.4	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.5	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.6	Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.7	Second Amendment to Loan Agreement dated September 30, 2005 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank.

4.8	Fourth Amendment to Loan Agreement dated September 30, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

4.9	Fifth Amendment to Loan Agreement dated August 1, 2007 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
November 8, 2007	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 8, 2007	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer

EXHIBIT INDEX
(a)	Exhibits
3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

	(ii)	Amended and Restated By-laws of the Company (as amended through May 1, 2002) (incorporated by reference to Exhibit 3.1(iii) to PHI’s Report on Form 10-K for the year ended December 31, 2006).
4.1	Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002; File No. 0-9827).

4.2	1st Amendment to Loan Agreement dated as of April 23, 2002 by and among Petroleum Helicopters, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.4	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.5	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.6	Registration Rights Agreement dated April 12, 2006 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.7	Second Amendment to Loan Agreement dated September 30, 2005 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank.

4.8	Fourth Amendment to Loan Agreement dated September 30, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

4.9	Fifth Amendment to Loan Agreement dated August 1, 2007 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.