Form 10-K
period 2007-12-31
PHI INC
filed 2008-03-11
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-9827
PHI, INC.
(Exact name of registrant as specified in its charter)
2001 SE Evangeline Thruway
Lafayette, Louisiana 70508
(337) 235-2452
(Address, including zip code and telephone number of principal executive office)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0395707 (I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock	The NASDAQ Global Market
Non-Voting Common Stock	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
     Large accelerated filer: ☐               Accelerated filer: ☑                        Non-accelerated filer: ☐                   Smaller reporting company: ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $458,988,668 based upon the last sales prices of the voting and non-voting common stock on June 30, 2007, as reported on the NASDAQ Global Market.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 29, 2008 was:

Voting Common Stock	2,852,616	shares.
Non-Voting Common Stock	12,438,992	shares.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Information Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.
INDEX – FORM 10-K

i

PART I
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-K and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1A below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section below. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
ITEM 1. BUSINESS
General
Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and U.S. governmental agencies such as the National Science Foundation. We also provide helicopter maintenance and repair services to certain customers. At December 31, 2007, we owned or operated approximately 237 aircraft domestically and internationally.
Description of Operations
We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
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
A segment’s operating income is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that is charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses is based primarily on total segment costs as a percentage of total operating costs.

Air Medical operations are headquartered in Phoenix, AZ, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments. Unallocated overhead consists primarily of corporate selling, general, and administrative expenses that we do not allocate to the reportable segments.
Oil and Gas. Our Oil and Gas segment provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 163 aircraft in this segment.
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
Most of our Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges up to 495 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations from 50 to 200 miles offshore. (See Item 2 – Properties, for specific information by aircraft model.)
Operating revenue from the Oil and Gas segment is derived mainly from long-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operation costs, including costs for pilots and maintenance personnel.
Operating revenues from the Oil and Gas segment accounted for 64%, 66%, and 67% of consolidated operating revenues during the years ended December 31, 2007, 2006, and 2005, respectively.
Air Medical. We provide air medical transportation services for hospitals and emergency service agencies where we operate as an independent provider of medical services in 15 states using approximately 70 aircraft at 62 separate locations. The Air Medical segment’s operating revenues accounted for 34%, 32%, and 31% of consolidated operating revenues for the years ended December 31, 2007, 2006, and 2005, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with the third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute an 18 month historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $31.9 million, $29.9 million, and $24.2 million as of December 31, 2007, 2006 and 2005, respectively. The allowance for uncompensated care was $19.1 million, $20.1 million, and $11.5 million as of December 31, 2007, 2006, and 2005, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts	46%	43%	42%	33%	32%	34%
Provision for uncompensated care	10%	10%	9%	20%	22%	16%

Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2007	2006	2005
Medicaid	10%	12%	14%
Medicare	16%	14%	10%
Insurance	66%	62%	60%
Self Pay	8%	12%	16%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generate approximately 8% of the segment’s revenues.
Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operate four aircraft for the National Science Foundation in Antarctica under this segment.
Operating revenues from the Technical Services segment accounted for 2% of consolidated operating revenues for the years ended December 31, 2007, 2006, and 2005.
Seasonal Aspects
Seasonality affects our operations in three principal ways: weather conditions are generally poorer in December, January, and February; tropical storms and hurricanes are prevalent in the Gulf of Mexico in late summer and early fall; and reduced daylight hours restrict our operations in winter, which result in reduced flight hours. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may temporarily increase because of evacuations of offshore workers, but during the storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft to safer locations. For a more detailed discussion of these events, see the “Adverse Weather Conditions” paragraph in the “Risk Factors” section of Item 1A. Our operating results vary from quarter to quarter, depending on seasonal factors and other factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Inventories
We carry a significant inventory of aircraft parts to support the maintenance and repair of our helicopters. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers and FAA specifications, and returned to inventory. The cost to refurbish these parts is expensed as incurred. We use systematic procedures to estimate the value of these used parts, which include consideration of their condition and continuing utility. The carrying values of inventory reported in our financial statements are affected by these estimates and may change from time to time if our estimated values change.
Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Oil and Gas segment and accounted for 15%, 17%, and 14% of operating revenues for the years ended December 31, 2007, 2006, and 2005, respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.
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
Employees
As of December 31, 2007, we employed approximately 2,254 full-time employees and 45 part-time employees, including approximately 643 pilots and 1,656 aircraft maintenance and support personnel.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU (the Office and Professional Employees International Union), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006.
A trial on strike-related matters is currently set to start on November 3, 2008. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
The Company has continued to hire and train pilots to meet staffing needs for new and existing aircraft. As of February 14, 2008, the pilot work force was 646.
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
ITEM 1A. Risk Factors
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
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 50 of the 163 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules, or IFR, which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules, or VFR. Not all of our pilots are IFR rated.
We may not be able to obtain acceptable customer contracts covering some of our new helicopters, and there will be a delay between the time that a helicopter is delivered to us and the time that it can begin generating revenues.
We are substantially expanding and upgrading our medium and heavy helicopter fleet. Many of our new oil and gas helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. In addition, with respect to those helicopters that will be covered by customer contracts when they are placed into service, our contract terms generally are too short to recover our cost of purchasing the helicopter at current rates. Thus, we are subject to the risk that we will be unable to recoup our investment in the helicopters.
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
While we believe that our insurance and indemnification arrangements provide reasonable protection for most foreseeable losses, they do not cover all potential losses and are subject to deductibles, retentions, coverage limits and coverage exceptions such that severe casualty losses, or the expropriation or confiscation of significant assets could materially and adversely affect our financial condition or results of operations. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our financial condition, results of operations, and cash flows.
Our air medical operations expose us to numerous special risks, including collection risks, high start-up costs and potential medical malpractice claims.
We expanded our Air Medical operations significantly from 2004 to 2006. These operations are highly competitive and expose us to a number of risks that we do not encounter in our oil and gas operations. For instance, the fees for our air medical services generally are paid by individual patients, insurance companies, or government agencies such as Medicare and Medicaid. As a result, our profitability in this business depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees. We are not permitted to refuse service to patients based on their inability to pay.
As a result of our recent expansion, even if we are able to generate an acceptable volume of patient transports, we cannot assure you that our new markets will be profitable for us. We generally incurred significant startup costs and lower utilization rates when we entered new air medical markets, which impacted our profitability. Finally, we employ paramedics, nurses, and other medical professionals for these operations, which can give rise to medical malpractice claims against us, which, if not fully covered by our medical malpractice insurance, could materially adversely affect our financial condition and results of operations.
Our international operations are subject to political, economic and regulatory uncertainty.
Our international operations, which represented approximately 5% of our total operating revenues for the year ended December 31, 2007, are subject to a number of risks inherent in operating in lesser developed countries, including:
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
Approximately 60% of our 2007 operating revenue was attributable to helicopter support for domestic offshore oil and gas exploration and production companies. Our business is highly dependent on the level of activity by oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:
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
Our pilot workforce is represented by the Office and Professional Employees International Union, with which the Company is engaged in strike-related litigation.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU (the Office and Professional Employees International Union), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006.
A trial on strike-related matters is currently set to start on November 6, 2008. It is not possible to assess the outcome of that litigation.

We depend on a small number of large oil and gas industry customers for a significant portion of our revenues, and our credit exposure within this industry is significant.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2007, 15% of our revenues were attributable to our largest customer. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2007, our total long-term indebtedness was $200.0 million, consisting of $200 million of our 7.125% Senior Notes due 2013. On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares, and then on May 1, 2006 we completed the sale of the over-allotment of shares of 578,680 non-voting common shares. These transactions resulted in an increase in shareholder equity of $160.7 million, net of expenses. We also issued $200 million of 7.125% Senior Notes due April 15, 2013. Proceeds of the Notes were used to retire our existing $200 million 9 3/8% Senior Notes due May 1, 2009. These transactions are discussed in more detail under “Management’s Discussion And Analysis of Financial Condition and Results of Operations – Overview” below. As a result of these transactions, our debt to equity ratio at December 31, 2007 was 0.47 to 1.00, as compared to 0.51 to 1.00 at December 31, 2006.
At December 31, 2007, we had no borrowings and $4.6 million in letters of credit outstanding under our revolving line of credit. As of December 31, 2007, availability for borrowings under our revolving credit facility was $30.4 million.
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
The United States Department of Justice (“DOJ”) investigation could result in criminal proceedings and the imposition of fines and penalties.
On June 15, 2005, we received a subpoena from the DOJ relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We will respond to any DOJ request for further information, and will continue to cooperate with the investigation.
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
We do not pay dividends.
We have not paid any dividends on our common stock since 1999 and do not anticipate that we will pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by the indenture governing our 7.125% Senior Notes due 2013 and our bank credit facility. There are limitations and restrictions on the payment of dividends, more fully described in Form 10-K, Item 15 Exhibits and Financial Statement Schedules, Exhibit 4.7.
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
The LBCL’s control share acquisition statute provides that any person who acquires ‘‘control shares’’ will be able to vote such shares only if the right to vote is approved by the affirmative vote of at least a majority of both (i) all the votes entitled to be cast by stockholders and (ii) all the votes entitled to be cast by stockholders excluding ‘‘interested shares.’’ The control share acquisition statute permits the articles of incorporation or by-laws of a company to exclude from the statute’s application acquisitions occurring after the adoption of the exclusion. Our by-laws do contain such an exclusion; however, our board of directors or stockholders, by an amendment to our by-laws, could reverse this exclusion.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Aircraft
Information regarding our owned and leased aircraft fleet and twelve customer-owned aircraft as of December 31, 2007 is set forth in the following table:

					Cruise	Appr.
		Number			Speed	Range
Manufacturer	Type	in Fleet	Engine	Passengers	(mph)	(miles)(2)
Light Aircraft
Bell	206 / 407	95	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117 / BO-105	11	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1)	30	Twin Turbine	7	143	382
Aerospatiale	AS350 B2 / B3	24	Turbine	5	140	337 – 385

Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1) / 430 (1)	17	Twin Turbine	8 – 13	115 – 160	300 – 370
Sikorsky	S-76 (1) A++, C+, C++	41	Twin Turbine	12	150	400

Transport Aircraft
Sikorsky	S-92A(1)	10	Twin Turbine	19	160	495

	Total Helicopters	228

Fixed Wing
Rockwell(3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Lear Jet(4)	31A(1)	1	Turbojet	8	527	1,437
Cessna(4)	Conquest 441 (1)	3	Turboprop	6	330	1,200
Beech(4)	King Air(1)	3	Turboprop	8	300	1,380

	Total Fixed Wing	9

	Total Aircraft	237

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business – Risk Factors, Risks Inherent In Our Business – Our operations are affected by adverse weather conditions and seasonal factors.”

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Aircraft used for corporate purposes.

(4)	Aircraft used in the Air Medical segment.

Of the 237 aircraft listed, we own 205 and lease 20. Additionally, we operate 12 aircraft owned by customers also included in the table above.
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
We also lease property for an Executive and Marketing office in Houston, Texas and 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2008	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	Options to extend to June 30, 2018
Intracoastal City (Louisiana)	December 31, 2008	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2010
Houma-Terrebonne Airport (Louisiana)	July 31, 2017	91 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Facility under four separate leases, of which two contain options to extend thru 2027
Galveston (Texas)	May 31, 2021	4 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions
Fourchon (Louisiana)	February 28, 2013	8 acres	Operational and maintenance facilities, landing pads for 10 helicopters	Facility under three separate leases, of which two contain options to extend thru 2026 and 2028.
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
ITEM 3. LEGAL PROCEEDINGS
We have been named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU (the Office and Professional Employees International Union), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial on strike-related matters is currently set to start on November 3, 2008. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
As previously reported, on June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We have not received any further communications from the Department of Justice since shortly after providing the requested information. At this stage, it is not possible to predict the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our voting and non-voting common stock trades on The NASDAQ Global Market, under the symbols PHII and PHIIK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by NASDAQ, for our voting and non-voting common stock for the fiscal quarters indicated.

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2007 to March 31, 2007	$34.10	$23.45	$33.30	$25.03
April 1, 2007 to June 30, 2007	32.16	26.04	30.72	25.02
July 1, 2007 to September 30, 2007	34.00	19.94	34.69	27.02
October 1, 2007 to December 31, 2007	34.49	28.85	35.38	28.39

January 1, 2006 to March 31, 2006	$41.00	$29.00	$39.48	$30.00
April 1, 2006 to June 30, 2006	38.00	29.99	38.54	29.00
July 1, 2006 to September 30, 2006	34.24	29.01	34.39	26.69
October 1, 2006 to December 31, 2006	34.10	27.29	33.06	27.56

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.
In addition, the indenture governing our 7.125% Series B Senior Notes due 2013 and our revolving credit facility with a commercial bank restrict the payment of dividends. See Note 4 to the Consolidated Financial Statements.
Stock Performance Graph
The information included under the caption “Stock Performance Graph” in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specially incorporate it by reference into such a filing.
The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Index, and a peer group, assuming the investment of $100 on January 1, 2003, at closing prices on December 31, 2002, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion, and is published daily in the Wall Street Journal. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; CHC Helicopter Corp.; Seacor Holdings, Inc.; and Air Methods Corp.

Index	2003	2004	2005	2006	2007
PHI	122.50	128.90	155.00	165.00	155.10
Peer Group	106.41	143.28	155.95	198.35	239.61
OSX	108.36	142.95	210.08	230.57	347.88
Russell 2000	115.60	135.25	139.75	163.50	159.01

As of February 29, 2008, there were approximately 936 holders of record of our voting common stock and 66 holders of record of our non-voting common stock.
Information regarding our stock based compensation plan is included in Note 6 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended
	December 31,
	2007	2006	2005	2004	2003
	(Thousands)
Income Statement Data
Operating revenues	$446,406	$413,118	$363,610	$291,308	$269,392
Net earnings (loss)	28,218	(667)	14,154	3,972	1,139
Net earnings (loss) per share
Basic	1.85	(0.05)	1.76	0.74	0.21
Diluted	1.85	(0.05)	1.76	0.72	0.21
Weighted average shares outstanding
Basic	15,277	13,911	8,040	5,383	5,383
Diluted	15,286	13,911	8,063	5,486	5,486

Cash Flow Data
Net cash provided by operating activities	$25,226	$30,324	$28,020	$10,905	$29,415
Net cash used in investing activities	(19,464)	(178,928)	(137,464)	(18,594)	(30,943)
Net cash (used in) provided by financing activities	(5,157)	146,388	108,947	8,275	2,026

Balance Sheet Data (1)
Current assets	$230,029	$307,689	$224,265	$128,405	$110,135
Working capital	176,633	254,099	162,527	88,716	70,300
Property and equipment, net	484,119	369,465	311,678	253,241	258,526
Total assets	741,296	700,970	549,209	394,173	377,454
Total debt	200,000	205,500	204,300	210,275	202,000
Shareholders’ equity	428,669	400,125	239,051	109,975	105,993

(1)	As of the end of the period.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.
Overview
Operating revenues for 2007 were $446.4 million compared to $413.1 million for 2006, an increase of $33.3 million. Oil and Gas operating revenues increased $15.4 million for 2007 due to an increase in medium and heavy aircraft flight hours and contractual rate increases. Operating revenues in the Air Medical segment increased $16.2 million due to rate increases and increased patient transports. Technical Services operating revenues increased $1.7 million due to increased activity in the segment.
Flight hours for 2007 were 140,369 compared to 150,980 for 2006. The decrease was due to a reduction in flight hours in our foreign operations, and continuing effects of the strike on our domestic operations related to pilot staffing levels. Although we have increased our pilot workforce since the termination of the pilots’ strike, we still have requirements for additional pilots, particularly in the Oil and Gas segment.
Oil and Gas segment’s operating income was $34.5 million for the year ended December 31, 2007, compared to $40.8 million for the year ended December 31, 2006. The decrease of $6.3 million was primarily due to an increase in operating expenses of $21.3 million related to increased employee, aircraft leasing and aircraft warranty costs. Our Air Medical segment’s operating income was $4.0 million for the year ended December 31, 2007, compared to an operating loss of $4.4 million for the year ended December 31, 2006 primarily as a result of recovery from the effects of the pilots’ strike, along with rate increases initiated in 2007 and increased patient transports related to the expansion of new locations in the segment during the past three years. Technical Services operating income increased $2.1 million.
Net earnings for 2007 were $28.2 million, or $1.85 per diluted share, compared to a loss of $0.7 million for 2006, or $0.05 per diluted share. Pre-tax earnings were $45.7 million for 2007 compared to a loss of $1.1 million in 2006. Pre-tax gain on disposition of assets, net was $35.0 million in 2007 compared to $1.9 million in 2006. Earnings in 2006 were impacted by a pre-tax loss on debt restructuring of $12.8 million.
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for 2007 was a reduction in depreciation expense of $1.6 million ($1.0 million after tax or $0.07 per diluted share).
In 2007, we sold or disposed of 28 aircraft, primarily consisting of older aircraft that were not in our long term growth plan. We have also taken delivery of 29 aircraft, consisting of two heavy, 10 medium, 16 light, and one fixed wing aircraft.
At December 31, 2007, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates throughout 2008 and 2009. We also had orders for 30 medium and light aircraft for service primarily in the Oil and Gas segment, although certain of these may be assigned to the Air Medical segment as growth opportunities are identified. The total cost of these aircraft is $154.0 million and delivery dates are scheduled throughout 2008 and 2009. We intend to fund these aircraft from existing cash, short-term investments, and operating leases, as required.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU (the Office and Professional Employees International Union), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial on strike-related matters is currently set to start on November 3, 2008. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
As previously reported, on June 15, 2005, we received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. We are cooperating fully with the investigation and believe we have provided all documents and other information required by the subpoena. We have not received any further communications from the Department of Justice since shortly after providing the requested information. At this stage, it is not possible to predict the outcome of this investigation, although based on the information available to us to date, management does not expect the outcome of the investigation to have a material adverse effect on our financial condition, results of operations, or cash flows.

Results of Operations
The following table presents segment operating revenues, expense and operating profit before tax, along with certain non-financial operational statistics, for the years ended December 31, 2007, 2006 and 2005:

	Year Ended
	December 31,
	2007	2006	2005
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$286,118	$270,707	$242,464
Air Medical	149,590	133,397	112,123
Technical Services	10,698	9,014	9,023

Total operating revenues	446,406	413,118	363,610

Segment direct expense
Oil and Gas	250,110	228,797	188,872
Air Medical	137,703	130,412	104,465
Technical Services	6,608	7,063	5,926

Total direct expense	394,421	366,272	299,263

Segment selling, general and administrative expenses
Oil and Gas	1,531	1,150	1,181
Air Medical	7,883	7,384	6,503
Technical Services	59	38	43

Total selling, general and administrative expenses	9,473	8,572	7,727

Total direct and selling, general and administrative expenses	403,894	374,844	306,990

Net segment profit (loss)
Oil and Gas	34,477	40,760	52,411
Air Medical	4,004	(4,399)	1,155
Technical Services	4,031	1,913	3,054

Total	42,512	38,274	56,620

Other, net (1)	40,051	9,946	3,230
Unallocated selling, general and administrative expenses	(20,753)	(19,267)	(17,169)
Interest expense	(16,121)	(17,243)	(20,448)
Loss on debt restructuring	—	(12,790)	—

Earnings (loss) before income taxes	$45,689	$(1,080)	$22,233

Flight hours
Oil and Gas	107,812	119,503	126,591
Air Medical	31,341	29,980	26,619
Technical Services	1,216	1,497	1,433

Total	140,369	150,980	154,643

Air Medical Transports	21,710	20,808	17,200

Aircraft operated at period end
Oil and Gas	163	164	167
Air Medical	70	68	64
Technical Services	4	4	4

Total (2)	237	236	235

(1)	Including gains on disposition of property and equipment, and other income.

(2)	Includes 12 aircraft as of December 31, 2007, 2006 and 2005 that are customer owned or leased by customers but operated by us.

Year Ended December 31, 2007 compared with Year Ended December 31, 2006
Combined Operations
Operating Revenues – Operating revenues for 2007 were $446.4 million compared to $413.1 million for 2006, an increase of $33.3 million, or 8%. Operating revenues increased in the Oil and Gas segment $15.4 million primarily due to an increase in medium and heavy aircraft flight hours and contractual rate increases in our domestic operations. Operating revenues in the Air Medical segment also increased $16.2 million in 2007 due to rate increases and increased patient transports. Revenues in the Technical Services segment increased $1.7 million due to an increase in activity. These items are discussed in more detail in the Segment Discussion below.
Other Income and Losses – Gain on equipment dispositions were $35.0 million for 2007 compared to $1.9 million for 2006. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs. We expect a substantial reduction in this amount prospectively. Other income, which primarily represents interest income on unspent proceeds from our April 2006 stock offering, was $5.1 million for 2007, compared to $8.0 million for 2006. This decrease resulted from a decrease in short-term investments as a substantial portion of these proceeds have now been spent acquiring new aircraft.
Direct Expenses – Direct expense was $394.4 million for 2007 compared to $366.3 million for 2006, an increase of $28.1 million, or 8%. Direct expense in the Oil and Gas segment increased $21.3 million, primarily due to increased employee costs ($7.9 million), aircraft lease expense ($6.2 million), and aircraft warranty costs ($7.2 million). Air Medical direct expense increased $7.3 million due to increased employee costs ($4.4 million), aircraft warranty costs ($1.4 million), and outside services expenses ($2.2 million). Technical Services direct expense decreased $0.5 million. These items are discussed in more detail in the Segment Discussion below.
Selling, General and Administrative Expenses – Selling, general and administrative expenses were $30.2 million for 2007 compared to $27.8 million for 2006, an increase of $2.4 million, or 9%. This increase resulted from increased employee costs ($1.0 million), franchise taxes ($0.4 million), outside services ($0.2 million) primarily related to the Air Medical segment, legal fees ($0.3 million), and other items, net ($0.5 million).
Interest Expense – Interest expense was $16.1 million for 2007, compared to $17.2 million for 2006 due to a decrease in borrowings under our line of credit.
Income Taxes – Income tax expense for 2007 was $17.5 million, compared to income tax benefit of $0.4 million for 2006. The effective tax rate was 38% for 2007 and 2006.
Earnings – Our net earnings for 2007 was $28.2 million, compared to a net loss of $0.7 million for 2006. Earnings before tax for 2007 were $45.7 million compared to losses before tax of $1.1 million in 2006. Earnings per diluted share were $1.85 for 2007 as compared to losses per diluted share of $0.05 for 2006. Included in earnings before tax for 2007 are gains on disposition of assets of $35.0 million, compared to $1.9 million for 2006. The loss for 2006 included a loss on debt restructuring charge of $12.8 million related to the early call premium and associated costs for redemption of our 9 3/8% Senior Notes.
Segment Discussion
Oil and Gas – Oil and Gas segment revenues for 2007 were $286.1 million compared to $270.7 million for 2006, an increase of $15.4 million or 6%. The increase was due to an increase in medium and heavy aircraft flight hours and contractual rate increases. These increases were partially offset by a decrease in light aircraft flight hours due to competitive pricing pressures. Segment revenues were also adversely affected by less than optimal pilot staffing levels due to the residual effects of the strike and competition for pilots from the military and other companies. Segment flight hours were 107,812 for 2007 compared to 119,503 for 2006, a decrease of 11,691 hours. The number of aircraft in the segment at December 31, 2007 was 163 compared to 164 aircraft at December 31, 2006. In 2007, we sold or disposed of 22 aircraft in the Oil and Gas segment, consisting of nine light, nine medium and four heavy aircraft. We also transferred three light aircraft to the Air Medical segment. We have added 24 new aircraft to the Oil and Gas segment during 2007, consisting of 12 light, 10 medium, and two heavy aircraft. We have a total of 32 aircraft on order for delivery in 2008 and 2009 for the Oil and Gas segment, although certain of the light aircraft on order may be assigned to the Air Medical segment as growth opportunities materialize. For further information on our aircraft, see Item 2 – Properties contained in this Form 10-K
Direct expense in the Oil and Gas segment increased by $21.3 million due to increased employee costs ($7.9 million) due primarily to compensation increases including pilot overtime costs and other contract labor costs related to the strike, and incentive and safety compensation accruals. We also experienced increased aircraft lease expense ($6.2 million) and aircraft warranty costs ($7.2 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost is related to an additional warranty that we purchase from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer based on flight hours for the aircraft that are covered under this warranty. In return, the manufacturer provides replacement parts required for maintaining the aircraft. Depreciation expense decreased $0.2 million due to the change in residual value of certain aircraft effective July 1, 2007, as discussed in the Overview.
Selling, general and administrative expenses were $1.5 million for the year ended December 31, 2007, compared to $1.2 million for the prior year.
Our Oil and Gas segment’s operating income was $34.5 million for the year ended December 31, 2007, compared to $40.8 million for the year ended December 31, 2006. The decrease of $6.3 million was due to the increase in operating expenses of $21.3 million, offset by the increase in operating revenues of $15.4 million, for the reasons described above. Operating margins were 12% for the year ended December 31, 2007, compared to 15% for the year ended December 31, 2006, primarily due to pilot staffing levels resulting in reduced flight hours and lower revenues and increases in certain direct expenses, such as pilot overtime costs and other contract labor costs.
Air Medical – Air Medical segment revenues were $149.6 million for 2007 compared to $133.4 million for 2006, an increase of $16.2 million. The increase was primarily related to rate increases and an increase in patient transports, which totaled 21,710 for 2007 compared to 20,808 transports for 2006. Flight hours were 31,341 for the year ended December 31, 2007, compared to 29,980 for the year ended December 31, 2006. The number of aircraft in the segment was 70 at December 31, 2007, compared to 68 at December 31, 2006. In 2007, we transferred three light aircraft to the Air Medical segment from the Oil and Gas segment, and added five new aircraft, consisting of four light and one fixed wing aircraft. We sold four medium and two light aircraft. At December 31, 2007, we had a total of four aircraft on order for delivery in 2008 for the Air Medical segment.
Air Medical direct expense increased $7.3 million due to increased employee costs ($4.4 million) due primarily to compensation increases including incentive and safety compensation accruals, aircraft warranty costs increases ($1.4 million) due to additional aircraft added to manufacturers’ warranty programs, and increased outside services expenses ($2.2 million) related to medical director fees and collection expenses. In addition to expected flight operation costs, the Air Medical segment incurs additional costs for necessary medical personnel. Other items decreased, net ($0.7 million).
Selling, general and administrative expenses was $7.9 million for the year ended December 31, 2007, compared to $7.4 million for the year ended December 31, 2006. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $4.0 million for the year ended December 31, 2007, compared to an operating loss of $4.4 million for the year ended December 31, 2006. Operating margins increased to 3% in the year ended December 31, 2007, compared to a loss in the same period in 2006. Segment revenues and expenses were affected in 2006 by the pilots’ strike. The increases in the current year in operating income and margin are a result of recovery from the effects of the strike, along with rate increases initiated in 2007 and increased patient transports related to the expansion of new locations in the segment during the past three years. Operating margins were lower in this segment compared to our other segments as it takes some time for these new locations to grow revenues to a level that will cover their costs and produce operating income. Operating margins may also be affected by the mix of payors in any period.
Technical Services – Technical Services revenues were $10.7 million for the year ended December 31, 2007, compared to $9.0 million for the year ended December 31, 2006. The $1.7 million increase was due to increased activity in the segment.

Direct expense was $6.6 million for the year ended December 31, 2007, compared to $7.1 million for the year ended December 31, 2006.
The Technical Services segment had operating income of $4.0 million for the year ended December 31, 2007, compared to $1.9 million for the year ended December 31, 2006. Operating margins in the Technical Services segment were 38% for the year ended December 31, 2007, compared to 21% for the same period in 2006. Technical Services includes maintenance and repairs performed primarily for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments.
Year Ended December 31, 2006 compared with Year Ended December 31, 2005
Combined Operations
Revenues – Operating revenues for 2006 were $413.1 million compared to $363.6 million for 2005, an increase of $49.5 million, or 14%. Operating revenues increased in the Oil and Gas segment $28.2 million due to an increase in contracted aircraft and an increase due to contractual rate increases. Although revenues increased in the Oil and Gas segment, flight hours were negatively impacted in the fourth quarter by the pilots’ strike, resulting in an estimated revenue decrease of $4.7 million. Operating revenues in the Air Medical segment also increased $21.3 million in 2006, due to the additional operating locations established in 2005 that were in service for all of 2006, although patient transport volume and operating revenues were also negatively impacted in the fourth quarter by the pilots’ strike. We estimate a decrease in operating revenues in the Air Medical segment of $4.2 million as a result of the strike. Revenues in the Technical Services segment were $9.0 million for the year ended December 31, 2006 and December 31, 2005. These items are discussed in the Segment Discussion below.
Other Income and Losses — Gain on equipment dispositions was $1.9 million for 2006 compared to $1.2 million for 2005. Gain or loss on equipment dispositions is related to dispositions of aircraft. Other income increased approximately $6.0 million in 2006 due to interest income on unspent proceeds from securities offerings.
Direct Expenses – Direct expense was $366.3 million for 2006 compared to $299.3 million for 2005, an increase of $67.0 million, or 22%. Included in direct expense are costs incurred as a result of the strike which includes overtime pay and a work completion bonus for working pilots ($5.7 million), other pilot associated costs ($1.9 million), and security costs ($0.6 million).
Direct expense in the Oil and Gas segment increased by $39.9 million due to increased employee costs ($7.2 million) including the strike related amount mentioned above, aircraft parts and repair costs ($3.9 million), aircraft warranty costs ($5.4 million), aircraft rent ($6.7 million), insurance expense ($3.0 million), aircraft fuel ($1.7 million), outside services ($5.1 million), also including ($1.9 million) pilot associated costs mentioned above, and training costs ($3.3 million). The remaining increase ($3.6 million) was due to travel expenses, security services, temporary labor and property taxes. The effect of the strike on this segment, as well as a further discussion of the above items, is described in the Segment Discussion.
Air Medical segment direct expense increased ($25.9 million) due to new locations opened in 2005 being in service for a full twelve months in 2006 as well as an increase related to the pilots’ strike, which is discussed in the Segment Discussion below.
There was also an increase in the Technical Services segment ($1.1 million).
Selling, General and Administrative Expenses – Selling, general and administrative expenses was $27.8 million for 2006 compared to $24.9 million for 2005, an increase of $2.9 million, or 12%. This increase resulted from legal costs and other expenses ($1.5 million) related to the pilots’ strike and other union issues, increased employee costs ($0.5 million), and increased insurance expense ($0.9 million).
Income Taxes — Income tax benefit for 2006 was $0.4 million, compared to income tax expense of $8.1 million for 2005. The effective tax rate was 38% for 2006 compared to 36% for 2005. The 2005 rate benefited from a Hurricane Katrina tax credit of $0.8 million in 2005.
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
Segment Discussion
Oil and Gas — Oil and Gas segment revenues for 2006 were $270.7 million compared to $242.5 million for 2005, an increase of $28.2 million or 12%. The increase was due to increased use of medium and transport aircraft and an increase in contracted aircraft prior to the pilots’ strike and contractual rate increases. Flight hours were 119,503 for 2006 compared to 126,591 for 2005, a decrease of 7,088 hours, which was also attributable to the strike, resulting in an estimated revenue decrease of $4.7 million, and due to the scheduled release of one aircraft from contract by the customer in our foreign operations. The number of aircraft in the segment at December 31, 2006 was 164 compared to 167 aircraft at December 31, 2005. In 2006, we sold 18 light aircraft, which had little flight time in 2006, and had 20 new aircraft delivered. We also converted five aircraft from the Oil and Gas segment for Air Medical use.
Direct expenses in the Oil and Gas segment were $228.8 million for the year ended December 31, 2006, compared to $188.9 million for the prior year, an increase of $39.9 million, or 21%. Included in this increase were increases in employee costs ($7.2 million). Of this amount, $2.5 million was related to increased pilot compensation expense, related to overtime and a work completion bonus, due to the pilots’ strike. There was also an increase in outside services ($5.1 million). Of this amount, $1.9 million was other pilot associated costs related to the strike. Other increases include aircraft parts usage ($2.1 million), aircraft rent ($6.7 million) due to additional aircraft on lease, aircraft warranty costs ($5.4 million) due to additional aircraft covered under the manufacturers’ warranty programs, fuel ($1.7 million) due to increased prices and increased use of medium and transport aircraft, component repair costs ($1.9 million), and insurance expense ($3.0 million) due to a contractual premium refund in 2005 due to favorable loss experience. There were also increases in training costs ($3.3 million), travel expenses ($1.7 million), security services ($0.6 million), which were also partially strike related costs, and other items ($1.2 million).
The Oil and Gas segment’s operating income was $40.8 million for 2006 compared to $52.4 million for 2005. The decrease was due to decreased flight hours and revenues, and increased employee and other strike related costs in the fourth quarter due to the pilots’ strike, and a decrease in flight hour activity and the scheduled release of one aircraft from contract by the customer in our foreign operations.
Air Medical — Air Medical segment revenues were $133.4 million for 2006 compared to $112.1 million for 2005. The increase was due to the additional operations established in 2005 that were in service for all of 2006. Operating revenues in 2006 from the locations opened in 2005 were $37.2 million. Flight hours were 29,980 for 2006 compared to 26,619 for 2005. Patient transports were 20,808 for 2006, compared to 17,200 for 2005. Patient transport volume was negatively impacted by the pilots’ strike in the fourth quarter 2006. We estimated a decrease of approximately 700 transports related to the strike in the fourth quarter resulting in an estimated revenue decrease of $4.2 million. The number of aircraft in the segment was 68 at December 31, 2006, compared to 64 at December 31, 2005.
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
Selling, general and administrative expenses was $7.4 million for the year ended December 31, 2006, compared to $6.5 million for the year ended December 31, 2005.
The Air Medical segment operating loss was $4.4 million for 2006 compared to operating income of $1.2 million for 2005. Although the Air Medical segment revenues increased in 2006, the decrease in transports in the fourth quarter related to the strike resulted in an estimated revenue decrease of $4.2 million. Expenses related to the strike also increased an estimated $3.2 million.
Technical Services — Technical Services segment revenues were $9.0 million in 2006 and 2005.

Direct expenses were $7.1 million for 2006 compared to $5.9 million for 2005, which was due to the recategorization of contract revenue and expense of certain contractual work for third parties that was previously recorded in the Oil and Gas segment.
The Technical Services segment had operating income of $1.9 million for December 31, 2006, compared to $3.1 million for December 31, 2005.
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
Cash Flow
Our cash position at December 31, 2007 was $1.4 million, compared to $0.8 million at December 31, 2006. Short-term investments were $63.0 million at December 31, 2007, compared to $153.4 million at December 31, 2006. Working capital was $176.6 million at December 31, 2007, as compared to $254.1 million at December 31, 2006, a decrease of $77.5 million. The decrease in working capital was primarily a result of a decrease in short-term investments of $90.4 million and an increase in accounts receivable of $8.8 million. The decrease in short-term investments was primarily a result of spending a substantial portion of the proceeds from our April 2006 stock offering to acquire new aircraft.
Net cash provided by operating activities was $25.2 million for 2007 compared to $30.3 million for 2006, a decrease of $5.1 million. The decrease was due primarily to changes in operating assets and liabilities of $6.1 million, an increase in net earnings of $28.9 million, in part due to the loss of $12.8 million recorded in the second quarter of 2006 as a result of refinancing our 9 3/8% Senior Notes, a decrease in depreciation and amortization expense of $0.3 million, an increase in the deferred tax provision of $18.1 million, and an increase in gain on sales of assets of $33.0 million. The increase in deferred tax is due to the tax expense associated with the earnings before tax of $45.7 million in the current year compared to a tax benefit associated with the loss before tax of $1.1 million in the prior year. Capital expenditures were $159.7 million for 2007 compared to $123.3 million for 2006. Capital expenditures for 2007 were $126.5 million for aircraft purchases, $22.8 million for refurbishments and equipment installations for new aircraft, $10.4 million for facility improvements, operating equipment, engine spares, and medical equipment. Capital expenditures for 2006 were $94.7 million for aircraft purchases, $18.3 million for refurbishments and equipment installations for new aircraft, $10.3 million for facility improvements, operating equipment, engine spares, and medical equipment. Gross proceeds from aircraft sales were $58.1 million for 2007 compared to $36.8 million for 2006.
Financing Activities
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of another 578,680 shares pursuant to the underwriters’ over-allotment option, also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses, and were used to fund the acquisition of aircraft delivered in 2006 and 2007. Also on April 12, 2006, we issued $200 million of 7.125% Senior Notes due 2013. Net proceeds of $196.0 million were used to repurchase $184.8 million of our existing 9 3/8% Senior Notes, which were tendered by April 12, 2006, at a total cost of $201.6 million including an early call premium and accrued interest. We redeemed the remaining $15.2 million of 9 3/8% Senior Notes on May 1, 2006, at a redemption price of 104.688% of the face amount plus accrued interest. As a result of the refinancing of the 9 3/8% Senior Notes, we recorded a pretax charge of $12.8 million ($7.7 million, net of tax) in the quarter ended June 30, 2006, which consisted of a $9.8 million early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses of the tender for the outstanding notes.
Credit Facility
We have a $35 million revolving credit facility with a commercial bank that expires on September 1, 2009. At December 31, 2007, there were no borrowings and $4.6 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2007, we were in compliance with these covenants.
Contractual Obligations
The table below sets out our contractual obligations as of December 31, 2007 related to operating lease obligations, purchase commitments, credit facility, and the 7.125% Senior Notes due 2013. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, or covenants which, if violated, accelerate the payment of that obligation. We currently lease eighteen aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2008	2009	2010	2011	2012	2012
	(Thousands of dollars)
Aircraft Purchase commitments (1)	$153,967	$72,468	$81,499	$—	$—	$—	$—
Aircraft Purchase commitments (2)	127,407	20,255	107,152	—	—	—	—
Aircraft lease obligations	169,150	18,274	18,274	18,876	20,144	20,811	72,771
Other lease obligations	21,211	3,463	2,726	2,325	1,897	1,442	9,358
Long term debt	200,000	—	—	—	—	—	200,000

	$671,735	$114,460	$209,651	$21,201	$22,041	$22,253	$282,129

(1)	These commitments are for aircraft that we intend to fund from existing cash, short-term investments, and operating leases, as required.

(2)	These commitments are for aircraft that we intend to finance with an operating lease. Once the leases are entered into, the lease payments will be made over the term of the leases.
Estimated interest costs on the debt obligations set forth above, without considering any additional debt that may be obtained relative to purchase commitments for aircraft, are $14.5 million for 2008 and each successive year through 2012, including amortization of debt issuance costs.
At December 31, 2007, we had an order for six additional transport category aircraft, with scheduled delivery dates throughout 2008 and 2009. The approximate cost for these aircraft is $127.4 million.
At December 31, 2007, we also had orders for 30 additional aircraft with a total cost of $154.0 million and scheduled delivery dates throughout 2008 and 2009.
We believe that cash flow from operations will be sufficient to fund operating requirements and required interest payments on the 7.125% Senior Notes for the next twelve months. We have capital requirements for aircraft on order totaling $154.0 million over 2008 and 2009, which we intend to fund from existing cash, short-term investments, and operating leases, as required. The balance of the aircraft purchase commitment of $127.4 million will be financed with operating leases.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, inventories of spare parts, long-lived assets, income taxes, and self-insurance liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and the differences may be material. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.
Revenues related to Air Medical Services are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when services are provided. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute an 18 month historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. There have not been any material adjustments to the estimated amounts recorded for the years ended December 31, 2007, 2006, and 2005.
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
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for 2007 was a reduction in depreciation expense of $1.6 million ($1.0 million after tax or $0.07 per diluted share).
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
We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and income before income taxes by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the annual rate.
New Accounting Pronouncements
For a discussion of new accounting pronouncements applicable to the Company, see Note 1 to the Consolidated Financial Statements.
Environmental Matters
We have an aggregate estimated liability of $0.2 million as of December 31, 2007 and 2006 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette Facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006 the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or cash flows.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the past we made limited use of derivative financial instruments to manage interest rate risk. When used, all derivatives for interest rate risk management were closely monitored by our senior management. We do not hold derivatives for trading purposes and we do not use derivatives with leveraged or complex features. Derivative instruments were transacted either with creditworthy major financial institutions or over national exchanges. The Company has not engaged in activities involving financial derivatives during the years 2007, 2006, and 2005.
The market value of the Senior Notes will vary as changes occur in market interest rates, the remaining maturity of the Senior Notes, and our credit-worthiness. At December 31, 2007, the market value of the Notes was $191.0 million. A hypothetical 100 basis-point increase in the Senior Notes imputed rate at December 31, 2007 would have resulted in a market value decline of approximately $8.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 11, 2008

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,425	$820
Short-term investments	62,970	153,414
Accounts receivable – net:
Trade	95,111	87,366
Other	2,973	1,928
Inventories of spare parts and supplies	55,831	55,596
Other current assets	11,194	7,930
Refundable income taxes	525	635

Total current assets	230,029	307,689

Other	27,148	23,816
Property and equipment, net	484,119	369,465

Total Assets	$741,296	$700,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,454	$35,815
Accrued liabilities	24,942	17,775

Total current liabilities	53,396	53,590

Long-term debt	200,000	205,500
Deferred income taxes	51,644	32,828
Other long-term liabilities	7,587	8,927
Commitments and contingencies (Note 9)

Shareholders’ Equity:
Voting common stock – par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock – par value of $0.10; authorized shares of 12,500,000	1,242	1,242
Additional paid-in capital	291,037	290,695
Accumulated other comprehensive income	61	77
Retained earnings	136,044	107,826

Total shareholders’ equity	428,669	400,125

Total Liabilities and Shareholders’ Equity	$741,296	$700,970

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Operating revenues	$446,406	$413,118	$363,610
Gain on disposition of assets, net	34,953	1,910	1,173
Other	5,098	8,036	2,057

	486,457	423,064	366,840

Expenses:
Direct expenses	394,421	366,272	299,263
Selling, general and administrative expenses	30,226	27,839	24,896
Interest expense	16,121	17,243	20,448
Loss on debt restructuring	—	12,790	—

	440,768	424,144	344,607

Earnings (loss) before income taxes	45,689	(1,080)	22,233
Income tax expense (benefit)	17,471	(413)	8,079

Net earnings (loss)	$28,218	$(667)	$14,154

Earnings (loss) per share
Basic	$1.85	$(0.05)	$1.76
Diluted	$1.85	$(0.05)	$1.76

Weighted average shares outstanding:
Basic	15,277	13,911	8,040
Diluted	15,286	13,911	8,063
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at Dec. 31, 2004	2,852	$285	2,531	$253	$15,098	$—	$94,339	$109,975
Stock issuance, net	—	—	4,887	489	113,352	—	—	113,841
Stock options exercised	—	—	—	—	1,081	—	—	1,081
Net earnings	—	—	—	—	—	—	14,154	14,154

Balance at Dec. 31, 2005	2,852	285	7,418	742	129,531	—	108,493	239,051
Stock issuance, net	—	—	4,867	487	160,235	—	—	160,722
Other	—	—	139	13	929	—	—	942
SFAS No. 158 incremental effect	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	(667)	(667)

Balance at Dec. 31, 2006	2,852	285	12,424	1,242	290,695	77	107,826	400,125
Stock options exercised	—	—	—	—	342	—	—	342
SFAS No. 158 incremental effect	—	—	—	—	—	(16)	—	(16)
Net earnings	—	—	—	—	—	—	28,218	28,218

Balance at Dec. 31, 2007	2,852	$285	12,424	$1,242	$291,037	$61	$136,044	$428,669

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Operating activities:
Net earnings (loss)	$28,218	$(667)	$14,154
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	30,047	30,297	27,133
Deferred income taxes	16,498	(1,631)	6,415
Gain on asset dispositions	(34,953)	(1,910)	(1,173)
Loss on debt restructuring	—	12,790	—
Other	868	806	1,411
Changes in operating assets and liabilities:
Accounts receivable	(8,790)	1,985	(31,109)
Inventories	(1,492)	(7,473)	(8,898)
Refundable income taxes	110	(213)	—
Other assets	(1,824)	177	(2,313)
Accounts payable and accrued liabilities	(2,100)	(6,679)	23,049
Other long-term liabilities	(1,356)	2,842	(649)

Net cash provided by operating activities	25,226	30,324	28,020

Investing activities:
Purchase of property and equipment	(159,715)	(123,253)	(96,165)
Proceeds from asset dispositions	58,105	36,809	10,751
Purchase of short-term investments	(134,241)	(186,339)	(97,950)
Proceeds from sale of short-term investments	224,685	99,450	45,900
Other	(8,298)	(5,595)	—

Net cash used in investing activities	(19,464)	(178,928)	(137,464)

Financing activities:
Proceeds of debt issuance – Senior Notes	—	200,000	—
Premium and costs to retire debt early	—	(10,208)	—
Repayment of Senior Notes	—	(200,000)	—
Debt issuance costs	—	(4,857)	—
Payments on long-term debt	—	(1,000)	(1,000)
Proceeds from line of credit	37,200	181,900	114,875
Payments on line of credit	(42,700)	(179,700)	(119,850)
Proceeds from stock issuance	—	161,155	115,162
Less related fees and expenses	—	(433)	(1,265)
Proceeds from exercise of stock options	343	—	1,025
Other	—	(469)	—

Net cash (used in) provided by financing activities	(5,157)	146,388	108,947

Increase (decrease) in cash and cash equivalents	605	(2,216)	(497)
Cash and cash equivalents, beginning of year	820	3,036	3,533

Cash and cash equivalents, end of year	$1,425	$820	$3,036

Supplemental Disclosures Cash Flow Information

Accrued payables related to purchases of property and equipment	$1,906	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Estimates Include:
Allowance for doubtful accounts receivable,
Estimates of contractual allowances applicable to billings in the Air Medical segment,
Valuation reserve related to obsolete and excess inventory,
Depreciable lives and salvage values of property and equipment,
Valuation allowance for deferred tax assets,
Insurance reserves for hull liability and health insurance care claims, and
Impairment of long lived assets.
Cash Equivalents

The Company considers cash equivalents to include demand deposits and investments with original maturity dates of three months or less. The Company’s cash and cash equivalents are maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Short-term Investments

Short-term investments consist primarily of money market funds, which represent funds available for current operations. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available for sale. The Company has not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at December 31, 2007 and 2006.

Investments included in Other Assets as detailed in Note 7 are comprised of mutual funds. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.

Inventories of Spare Parts and Supplies

The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $7.5 million and $7.3 million at December 31, 2007 and 2006, respectively.

Property and Equipment

The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. Leasehold improvements are amortized over the shorter of the life of the respective lease, or the asset, and range from six to ten years. The salvage value used in calculating depreciation of aircraft ranges from 30% to 54%. The Company uses accelerated depreciation methods for tax purposes. The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the asset. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.

Effective July 1, 2007, the Company changed the estimated residual value of certain aircraft from 40% to 54%. The Company believes the revised amounts reflect their historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on the Company’s experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the year ended December 31, 2007 was a reduction in depreciation expense of $1.6 million ($1.0 million after tax or $0.07 per diluted share).

The Company had previously reassessed the salvage values applicable to major modifications to aircraft at January 1, 2005 based on updated estimates derived from recent aircraft sales. The adjustment for the year 2005 resulted in a decrease in depreciation expense ($1.6 million).

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

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention is $200,000 per claim through December 31, 2007. As of December 31, 2007 and 2006, the Company had $1.5 million and $1.3 million, respectively, of accrued liabilities related to health care claims.

During 2005, the Company established an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2007 and 2006 totaled $1.5 million and $3.2 million, respectively. The financial position and operations of the insurance captive were not significant in 2007 nor 2006. The captive is fully consolidated in the accompanying financial statements.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of short-term investments and trade accounts receivable. Short-term investments at December 31, 2007 include money market securities. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2007.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts was $0.1 million at December 31, 2007 and 2006. The Company’s largest oil and gas customer accounted for 15%, 17%, and 14% of consolidated operating revenues for years ended December 31, 2007, 2006, and 2005, respectively. The Company also carried accounts receivable from this same customer totaling 12% and 14% of net trade receivable on December 31, 2007 and 2006, respectively.

Trade receivables representing amounts due pursuant to air medical services are carried net of an allowance for estimated contractual adjustments on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary.

Stock Compensation

Effective January 1, 2006, the Company adopted the accounting policies described in Statement of Financial Accounting Standards (“SFAS”) No. 123 (R),”Share Based Payment.” The Company chose to use the modified prospective method of transition, and accordingly, no adjustments to prior period financial statements were made. SFAS No. 123 (R) superseded Accounting Principles Board (“APB’’) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Prior to January 1, 2006, the Company accounted for share-based payments to employees using the intrinsic value method of and, as such, generally recognized no compensation expense for employee stock options. In September 2001, the Company underwent a change of control and as a result, all awards issued prior to the change of control became fully vested. The Company has not issued any shares, options or rights under its stock plan since 2001. As a result, no pro forma information for 2005 is necessary under SFAS No. 123. As no employee stock options were granted in 2007 and 2006, the adoption of SFAS No. 123 (R) had no impact on the Company’s results of operations for the years ended December 31, 2007 and 2006. The impact on future periods will be dependent on levels of share based payments granted in the future.

Stock-based employee compensation expense relates to restricted stock grants and stock options that were settled for cash. The employee compensation expense for stock grants and options settled for cash was $0 for 2007, $0 for 2006, and $122,498 for 2005. There have been no stock awards granted since 2001.

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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On January 1, 2007, the Company adopted the provisions of FIN 48. Based on the Company’s evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in their financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001 to 2006, the tax years which remained subject to examination by major tax jurisdictions.

Based on a review and evaluation at December 31, 2007, it was determined that there are no material tax positions requiring recognition for the current tax year. The Company’s evaluation was performed for the tax years ended December 31, 2004 to 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

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

Derivative Financial Instruments

The Company has not engaged in activities involving financial derivatives during the years 2007, 2006, and 2005.

New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements when evaluating materiality. The application of the guidance in SAB No. 108 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its results of operations, financial position, or cash flows.
Comprehensive Income

Comprehensive Income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

The following table summarizes the components of total comprehensive income (net of taxes):

	Year Ended December 31,
	2007	2006	2005
	(Thousands of dollars)
Net earnings (loss)	$28,218	$(667)	$14,154
SFAS No. 158 adjustment	(16)	77	—

Comprehensive income (loss)	$28,202	$(590)	$14,154

Goodwill

Goodwill represents costs in excess of the fair value acquired in connection with purchase business combinations. Goodwill arose in connection with the acquisition of a company related to the planned expansion of the Air Medical segment. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company tests its goodwill for impairment annually on December 31 or if impairment indicators are present. The impairment evaluation for goodwill is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Company performed the test at December 31, 2007 and determined that no impairment charge for goodwill was required.

(2)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
	(Thousands of dollars)
Flight equipment	$583,076	$480,934
Other	81,829	74,638

	664,905	555,572
Less accumulated depreciation and amortization	(180,786)	(186,107)

Property and equipment, net	$484,119	$369,465

Gain on equipment dispositions was $35.0 million for 2007 compared to $1.9 million for 2006. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet the Company’s strategic needs.

(3)	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2007	2006
	(Thousands of dollars)
Salaries & Wages	$9,654	$4,141
Vacation Payable	3,103	2,583
Interest	2,974	3,045
Helicopter Lease	2,821	—
Group Medical	1,480	1,260
Transportations Tax	1,195	738
Workers Compensation	1,332	1,158
Other	2,383	4,850

Total Accrued Liabilities	$24,942	$17,775

(4)	LONG-TERM DEBT

On April 12, 2006, the Company issued $200.0 million of 7.125% Senior Notes that mature in 2013. These Notes were offered and sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. Net proceeds of $196.0 million were used to repurchase $184.8 million of the Company’s outstanding 9 3/8% Senior Notes due 2009 pursuant to a tender offer that also closed on April 12, 2006. The total cost to repurchase those notes was $201.6 million, including the tender offer premium and accrued interest. The Company called for redemption on May 1, 2006, the remaining $15.2 million of 9 3/8% notes outstanding, at a redemption price of 104.688% of their face amount plus accrued and unpaid interest. Interest on the 7.125% notes is payable semi-annually on April 15 and October 15, and those notes mature April 15, 2013. The estimated annual interest cost of the new notes is $14.3 million, excluding amortization of issuance costs, which represents a reduction in annual interest cost on the notes of $4.5 million. As a result of the early redemption of the 9 3/8% notes, a pretax charge of $12.8 million ($7.7 million, net of tax) was recorded as a charge for debt restructuring in the quarter ended June 30, 2006, which consisted of $9.8 million for the early call premium, $2.6 million of unamortized issuance costs, and $0.4 million in related expenses for the tender of outstanding notes.

The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior basis by all of the Company’s Guarantor Subsidiaries, which are all of the domestic subsidiaries. See Note 14 of the Notes to Consolidated Financial Statements. The Company was in compliance with the covenants applicable to these notes as of December 31, 2007 and 2006.

The Company has a $35 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2009. At December 31, 2007, the Company had no borrowings under the revolving credit facility, and the Company had $5.5 million under the credit facility at December 31, 2006. The Company had four letters of credit for $4.6 million outstanding at December 31, 2007, and five letters of credit for $5.1 million outstanding at December 31, 2006. The credit agreement permits both prime rate based borrowings and “LIBOR” rate borrowings plus a spread. The spread for LIBOR borrowings is from 1.25% to 3.0%. The Company will pay an annual 0.25% commitment fee on the unused portion of the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2007 and 2006, the Company was in compliance with these covenants. The credit agreement is collateralized by accounts receivable and inventory.

Cash paid for interest was $15.4 million, $16.5 million, and $19.5 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

(5)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Thousands of dollars)
Current
Federal	$—	$—	$343
State	—	—	(50)
Foreign	973	1,175	1,371
Deferred — principally Federal	16,498	(1,588)	6,415

Total	$17,471	$(413)	$8,079

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$15,991	35	$(367)	(34)	$7,559	34
Increase (decrease) in taxes resulting from:
Hurricane relief credit	(134)	—	—	—	(537)	(2)
Effect of state income taxes	1,479	3	(35)	(3)	762	3
Other items – net	135	—	(11)	(1)	295	1

Total	$17,471	38	$(413)	(38)	$8,079	36

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	December 31,	December 31,
	2007	2006
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$1,889	$1,644
Foreign tax credits	6,466	5,792
Vacation accrual	2,563	962
Inventory valuation	4,065	3,355
Workman’s compensation reserve	—	323
Allowance for uncollectible accounts	19	19
Alternative minimum tax credit	—	343
Hurricane relief credit	1,083	814
Other	770	720
Net operating loss	28,464	34,192

Total deferred tax assets	45,319	48,164
Valuation allowance – tax credit carryforwards	(1,945)	(2,142)

Total deferred tax assets, net	43,374	46,022

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(88,331)	(74,326)

Total deferred tax liabilities	(88,331)	(74,326)

Net deferred tax liabilities	$(44,957)	$(28,304)

A valuation allowance was recorded against certain foreign tax credits paid in 2004 and prior as management believes it is more likely than not that the deferred tax asset related to certain foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. Due to recent changes in the tax laws extending the credit carryforward period, management believes that a valuation allowance is not necessary for foreign tax credits generated after 2005. A tax credit of $0.1 million was realized in 2006 and 2007 as a result of Hurricanes Katrina and Rita Legislation. At December 31, 2007 and 2006, other current assets include $6.6 million and $4.5 million, respectively, of deferred tax assets.

The Company has net operating loss carryforwards (“NOLs”), of approximately $72.0 million that, if not used will expire beginning in 2022 through 2027. Additionally, for state income tax purposes, the Company has NOLs of approximately $84.0 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2012 through 2027, the majority of which expires in 2017 and through 2020. Most of these NOLs arose from accelerated tax depreciation deductions related to substantial aircraft additions since 2002.

Income taxes paid were approximately $0.02 million, $0.1 million, and $0.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively. The Company received net income tax refunds of approximately $0.9 million, $0.3 million and $0.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.

(6)	EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee’s salary deferral contribution, not to exceed 3% of the employee’s compensation. The Company contributions were $7.0 million for the year ended December 31, 2007, $6.2 million for the year ended December 31, 2006 and $5.4 million for the year ended December 31, 2005.

The Company maintains a Supplemental Executive Retirement Plan (“SERP”). During January 2006, selected active employees were given a substitute benefit in the Officer Deferred Compensation Plan based on a calculated present value of the participant’s interest in the SERP, except for the four remaining retired participants. As a result, approximately $2.0 million of the SERP liability was transferred to the Deferred Compensation Liability in 2006.

As of December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” for its SERP plan.

The Company recorded the following plan costs for the years ended December 31, 2007, 2006, and 2005.

	Years Ended December 31,
	2007	2006	2005
	(Thousands of dollars)
Service cost	$—	$—	$259
Interest cost	56	64	124
Recognized actuarial (gain) loss	(4)	62	53

Net periodic plan cost	$52	$126	$436

The benefit obligation, funded status, and assumptions of the plan on December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,063	$3,413
Service cost	—	—
Interest cost	56	64
Actuarial loss (gain)	24	(18)
Benefits paid	(131)	(384)
Transferred to deferred compensation	—	(2,012)

Benefit obligation at the end of the year	$1,012	$1,063

	December 31,
	2007	2006
	(Thousands of dollars)
Reconciliation of funded status
Unfunded status	(1,012)	(1,063)
Unrecognized actuarial gains	(101)	(129)

Total liability included in other long term liabilities on the consolidated balance sheet	$(1,113)	$(1,192)

Weighted average assumptions
Discount rate	5.4%	5.8%
Amounts recognized in accumulated other comprehensive income consists of approximately $101,000 and $129,000 pre-tax in unrecognized actuarial gain in 2007 and 2006, respectively.
The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts on the lives of the participants in anticipation of using the life insurance’s cash values and death benefits to help fulfill the obligations of the plan. The Company, as owner of such policies, may sell or redeem the contracts at any time without any obligation to the plan participants. The Company recorded expenses of approximately $0.1 million for 2007, $0.2 million for 2006, and $0.5 million for 2005 related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.5 million at December 31, 2007 and $0.4 million at December 31, 2006.
The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $3.8 million and $3.2 million, respectively, for the years December 31, 2007 and 2006.
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
At December 31, 2007, there were 116,520 voting shares and 183,802 non-voting shares available for issuance under the 1995 Plan. The Company did not record any compensation expense related to the 1995 Plan for the years ended December 31, 2007 and 2006, and recorded $0.2 million for the year ended December 31, 2005. There was no unearned stock compensation expense at December 31, 2007 and 2006.
The following table summarizes employee and director stock option activities for the years ended December 31, 2007, 2006, and 2005. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

	1995
	Plan
	Options	Weighted
	Non-	Average
	Voting	Exercise Price
Balance outstanding at December 31, 2004	206,953	$11.57
Options exercised	(150,000)	11.06
Options settled for cash	(10,203)	8.50

Balance outstanding at December 31, 2005	46,750	13.87
Options exercised	(8,500)	12.75
Options cancelled	(500)	12.75

Balance outstanding at December 31, 2006	37,750	14.14
Options exercised	(15,000)	16.25

Balance outstanding at December 31, 2007	22,750	12.75

Shares exercisable at December 31, 2007	22,750	12.75

December 31, 2006	37,750	13.87

December 31, 2005	46,750	11.57

The following table summarizes information about stock options outstanding as of December 31, 2007. All of the outstanding stock options are exercisable.

Options Outstanding and Exercisable
	Remaining
Number	Contractual	Exercise
Outstanding	Life (Years)	Price
22,750	1.5	$12.75
Incentive Compensation
In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the Company’s implemented contract proposals. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. During 2004, the Company implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, the Company accrued an estimated incentive compensation expense of $3.2 million for 2007. The Company also accrued $0.8 million for the Safety Incentive Bonus for 2007. For the year ended December 31, 2006, the Company did not record incentive compensation expense as certain established requirements under the plan were not met. For 2005, the Company recorded $2.3 million of incentive compensation expense related to the above plans.
(7) OTHER ASSETS
The following table summarizes the Company’s other assets at December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
	(Thousands of dollars)
Goodwill acquired	$2,747	$2,747
Security deposits on aircraft	13,493	10,170
Deferred financing cost	4,468	5,231
Investments	4,089	3,298
Other	2,351	2,370

Total	$27,148	$23,816

During 2007 and 2006, the Company placed security deposits on aircraft to be leased or purchased. Upon delivery of the aircraft, the deposits will be applied to the lease or purchase.
(8) FINANCIAL INSTRUMENTS
Fair Value — The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2007 and 2006. The table excludes cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and term notes payable, all of which had fair values approximating carrying amounts.

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Long-term debt	$200,000	$191,000	$200,000	$194,000
At December 31, 2007 and 2006, the fair value of long-term debt is based on quoted market indications.
(9) COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft and some of these leases contain renewal and purchase options at fair market values. Rental expense incurred under these leases consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Thousands of dollars)
Aircraft	$19,110	$15,663	$5,817
Other	6,715	5,174	5,167

Total	$25,825	$20,837	$10,984

In September 2001, the Company began leasing a principal operating facility at Lafayette, Louisiana for twenty years. The lease expires in 2021 and has three five-year renewal options.

The following table presents the remaining aggregate lease commitments under operating lease having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2008	$18,274	$3,463	$21,737
2009	18,274	2,726	21,000
2010	18,876	2,325	21,201
2011	20,144	1,897	22,041
2012	20,811	1,442	22,253
Thereafter	72,771	9,358	82,129

	$169,150	$21,211	$190,361

Purchase Commitments - The Company expects to finance the acquisition of new aircraft, discussed below, with existing cash and cash equivalents, short-term investments, operating leases, the issuance of debt or equity securities or some combination thereof. There are no purchase commitments other than those listed below.
In 2007, the Company took delivery of three transport category aircraft, all of which were financed with an operating lease, ten medium aircraft and twelve light aircraft for service in the Oil and Gas segment. The Company also took delivery of four light aircraft and one fixed wing aircraft for service in the Air Medical segment.
At December 31, 2007, the Company had an order for six additional transport category aircraft, with scheduled delivery dates throughout 2008 and 2009. The approximate cost for these aircraft is $127.4 million.
At December 31, 2007, the Company also had orders for 30 additional aircraft with a total cost of $154.0 million, with scheduled delivery dates throughout 2008 and 2009.
Environmental Matters — The Company has an aggregate estimated liability of $0.2 million as of December 31, 2007 and 2006 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette Facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. In May 2003, the Company submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006, the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
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
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
As previously reported, on June 15, 2005, the Company received a subpoena from the United States Department of Justice relating to a grand jury investigation of potential antitrust violations among providers of helicopter transportation services in the Gulf of Mexico. The Company is cooperating fully with the investigation and believes it has provided all documents and other information required by the subpoena. The Company has not received any further communications from the Department of Justice since shortly after providing the requested information. At this stage, it is not possible to assess the outcome of this investigation, although based on the information available to date, management does not expect the outcome of the investigation to have a material adverse effect on its financial condition, results of operations, or cash flows.
Employee Matters - As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU (the Office and Professional Employees International Union), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006.
A trial on strike-related matters is currently set to start on November 3, 2008. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
(10) BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The overriding determination of the Company’s segments is based on how the chief operating decision-maker of the Company evaluates the Company’s results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs. Prior to the change in the Company’s reportable segments described below, the Company had four segments that met the requirements of SFAS 131 for disclosure. The reportable segments were Oil and Gas, Air Medical, International, and Technical Services.
During the quarter ended March 31, 2007, the Company combined the oil and gas customers that were previously included in its International segment into the Company’s Domestic Oil and Gas segment, and eliminated the term “Domestic” from that segment. Additionally, the contract work previously included in the International segment for the National Science Foundation is now included in the Technical Services segment. Therefore there are now three reportable segments: Oil and Gas, Air Medical, and Technical Services. All prior periods have been recast to conform to the 2007 presentation.
The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico, Angola, and the Democratic Republic of Congo. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers. The Company also operates four aircraft for the National Science Foundation in Antarctica under the Technical Services segment.
Each segment has a portion of selling, general and administrative expenses that is charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses is based primarily on total segment costs as a percentage of total operating costs.

Air Medical operations are headquartered in Phoenix, AZ, where the Company maintains significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments.
Customers of the Company consist principally of major integrated energy companies and independent exploration and production companies. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable		Net Sales
	December 31,		Years Ended December 31,
	2007	2006	2007	2006	2005
Customer A	11%	11%	15%	17%	14%
Customer B	11%	7%	12%	10%	9%
The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2007, 2006, and 2005. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investments, other assets, and certain property, and equipment.

	Year Ended
	December 31,
	2007	2006	2005
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$286,118	$270,707	$242,464
Air Medical	149,590	133,397	112,123
Technical Services	10,698	9,014	9,023

Total operating revenues	446,406	413,118	363,610

Segment direct expense
Oil and Gas	250,110	228,797	188,872
Air Medical	137,703	130,412	104,465
Technical Services	6,608	7,063	5,926

Total direct expense	394,421	366,272	299,263

Segment selling, general and administrative expenses
Oil and Gas	1,531	1,150	1,181
Air Medical	7,883	7,384	6,503
Technical Services	59	38	43

Total selling, general and administrative expenses	9,473	8,572	7,727

Total direct and selling, general and administrative expenses	403,894	374,844	306,990

Net segment profit (loss)
Oil and Gas	34,477	40,760	52,411
Air Medical	4,004	(4,399)	1,155
Technical Services	4,031	1,913	3,054

Total	42,512	38,274	56,620

Other, net (1)	40,051	9,946	3,230
Unallocated selling, general and administrative expenses	(20,753)	(19,267)	(17,169)
Interest expense	(16,121)	(17,243)	(20,448)
Loss on debt restructuring	—	(12,790)	—

Earnings (loss) before income taxes	$45,689	$(1,080)	$22,233

(1)	Including gains on disposition of property and equipment and other income.

	Year Ended
	December 31,
	2007	2006	2005
	(Thousands of dollars)
Expenditures for long lived assets
Oil and Gas	$130,574	$107,514	$56,157
Air Medical	35,053	14,446	39,361
Technical Services	—	518	3
Corporate	971	775	644

Total	$166,598	$123,253	$96,165

	Year Ended
	December 31,
	2007	2006	2005
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$17,211	$17,147	$16,842
Air Medical	8,303	8,634	6,023
Technical Services	252	235	223
Corporate	4,281	4,281	4,045

Total	$30,047	$30,297	$27,133

Assets
Oil and Gas	$392,154	$284,981	$254,146
Air Medical	184,435	164,234	138,994
Technical Services	7,481	9,984	4,950
Corporate	157,226	241,771	151,119

Total	$741,296	$700,970	$549,209

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended
	December 31,
	2007	2006	2005
	(Thousands of dollars)
Operating revenues:
United States	$424,268	$387,530	$335,418
International	22,138	25,588	28,192

Total	$446,406	$413,118	$363,610

Long-Lived Assets:
United States	$478,795	$362,527	$303,924
International	5,324	6,938	7,754

Total	$484,119	$369,465	$311,678

(11) EFFECTS OF HURRICANES
At December 31, 2005, the Company recognized a loss from Hurricane Katrina on August 29, 2005 and Hurricane Rita on September 24, 2005 of approximately $5.6 million consisting of write-off of inventory and other tangible assets of $2.5 million, incremental repair costs and costs to relocate operations from damaged or destroyed bases of $3.1 million. These losses were offset by insurance recoveries of $5.6 million at December 31, 2005, of which $2.7 million was reflected as receivable from the insurance carriers in accounts receivable, other at December 31, 2005. In 2006, the Company incurred additional repair costs and costs related to relocation of operations from damaged or destroyed bases of $3.0 million. This loss was offset by insurance recoveries of $3.0 million in 2006. The Company received proceeds from insurance carriers totaling $8.6 million, of which $2.9 million and $5.7 million was received in 2005 and 2006, respectively.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)
The condensed quarterly results of operations for the years ended December 31, 2007 and December 31, 2006 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007(1)	2007	2007	2007
	(Thousands of dollars, except per share data)
Operating revenues	$101,753	$112,975	$118,401	$113,277
Gross profit	8,520	15,856	16,974	10,635
Net earnings	663	7,169	8,629	11,757
Net earnings per share
Basic	0.04	0.47	0.56	0.77
Diluted	0.04	0.47	0.56	0.77

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006(2)	2006(1)	2006(1)
	(Thousands of dollars, except per share data)
Operating revenues	$101,372	$107,157	$109,315	$95,274
Gross profit	14,317	17,946	16,091	(1,508)
Net earnings (loss)	2,225	(2,755)	5,122	(5,259)
Net earnings (loss) per share
Basic	0.21	(0.19)	0.34	(0.34)
Diluted	0.21	(0.19)	0.33	(0.34)

(1)	Earnings in the quarters ended September 30, 2006, December 31, 2006, and March 31, 2007, were impacted due to the pilots’ strike that commenced September 20, 2006.

(2)	The loss for the quarter ended June 30, 2006 was a result of the $12.8 million early call premium and associated costs for redemption of the Company’s 9 3/8% Senior Notes recorded in that period.
(13) SHAREHOLDERS’ EQUITY
On April 12, 2006, the Company completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, the Company completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses.
The Company had an average of 15.3 million common shares outstanding for the period ended December 31, 2007, compared to an average of 13.9 million shares for the period ended December 31, 2006. The increase was the result of the equity offerings in April 2006.
(14) CONDENSED FINANCIAL INFORMATION — GUARANTOR ENTITIES
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,004	$421	$—	$1,425
Short-term investments	62,970	—	—	62,970
Accounts receivable – net	84,318	13,766	—	98,084
Inventories of spare parts and supplies	55,831	—	—	55,831
Other current assets	11,184	10	—	11,194
Refundable income taxes	525	—	—	525

Total current assets	215,832	14,197	—	230,029
Investment in subsidiaries and others	59,384	—	(59,384)	—
Intercompany receivable	—	50,729	(50,729)	—
Other assets	26,878	270	—	27,148
Property and equipment, net	468,070	16,049	—	484,119

Total assets	$770,164	$81,245	$(110,113)	$741,296

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,696	$3,758	$—	$28,454
Accrued liabilities	24,942	—	—	24,942
Intercompany payable	50,729	—	(50,729)	—

Total current liabilities	100,367	3,758	(50,729)	53,396

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	41,128	18,103	—	59,231
Shareholders’ Equity
Paid-in capital	292,564	4,402	(4,402)	292,564
Accumulated other comprehensive income	61	—	—	61
Retained earnings	136,044	54,982	(54,982)	136,044

Total shareholders’ equity	428,669	59,384	(59,384)	428,669

Total liabilities and shareholders’ equity	$770,164	$81,245	$(110,113)	$741,296

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$385	$435	$—	$820
Short-term investments	153,414	—	—	153,414
Accounts receivable – net	75,642	13,652	—	89,294
Inventories of spare parts and supplies	55,596	—	—	55,596
Other current assets	7,922	8	—	7,930
Refundable income taxes	44	591	—	635

Total current assets	293,003	14,686	—	307,689
Investment in subsidiaries and other	46,226	—	(46,226)	—
Intercompany receivable	—	44,085	(44,085)	—
Other assets	23,759	57	—	23,816
Property and equipment, net	361,570	7,895	—	369,465

Total assets	$724,558	$66,723	$(90,311)	$700,970

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,461	$4,354	$—	$35,815
Accrued liabilities	17,487	288	—	17,775
Intercompany payable	44,085	—	(44,085)	—

Total current liabilities	93,033	4,642	(44,085)	53,590
Long-term debt	205,500	—	—	205,500
Deferred income taxes and other long-term liabilities	25,900	15,855	—	41,755
Shareholders’ Equity
Paid-in capital	292,222	4,402	(4,402)	292,222
Accumulated other comprehensive income	77	—	—	77
Retained earnings	107,826	41,824	(41,824)	107,826

Total shareholders’ equity	400,125	46,226	(46,226)	400,125

Total liabilities and shareholders’ equity	$724,558	$66,723	$(90,311)	$700,970

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues	$378,092	$68,314	$—	$446,406
Management fees	2,733	—	(2,733)	—
Gain on dispositions of assets, net	34,953	—	—	34,953
Other	5,090	8	—	5,098

	420,868	68,322	(2,733)	486,457

Expenses:
Direct expenses	347,397	47,024	—	394,421
Management fees	—	2,733	(2,733)	—
Selling, general, and administrative	27,140	3,086	—	30,226
Equity in net income of consolidated subsidiaries	(13,158)	—	13,158	—
Interest expense	16,121	—	—	16,121

	377,500	52,843	10,425	440,768

Earnings before income taxes	43,368	15,479	(13,158)	45,689
Income taxes	15,150	2,321	—	17,471

Net earnings	$28,218	$13,158	$(13,158)	$28,218

	For the year ended December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues	$357,355	$55,763	$—	$413,118
Management fees	2,231	—	(2,231)	—
Gain on dispositions of assets, net	1,910	—	—	1,910
Other	8,016	20	—	8,036

	369,512	55,783	(2,231)	423,064

Expenses:
Direct expenses	325,115	41,157	—	366,272
Management fees	—	2,231	(2,231)	—
Selling, general, and administrative	25,106	2,733	—	27,839
Equity in net income of consolidated subsidiaries	(7,592)	—	7,592	—
Interest expense	17,243	—	—	17,243
Loss on debt restructuring	12,790	—	—	12,790

	372,662	46,121	5,361	424,144

Loss before income taxes	(3,150)	9,662	(7,592)	(1,080)
Income taxes	(2,483)	2,070	—	(413)

Net Loss	$(667)	$7,592	$(7,592)	$(667)

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues	$310,868	$52,742	$—	$363,610
Management fees	1,485	—	(1,485)	—

Gain on dispositions of assets, net	1,173	—	—	1,173
Other	1,988	69	—	2,057

	315,514	52,811	(1,485)	366,840

Expenses:
Direct expenses	263,861	35,402	—	299,263
Management fees	—	1,485	(1,485)	—
Selling, general, and administrative	22,110	2,786	—	24,896
Equity in net income of consolidated subsidiaries	(8,921)	—	8,921	—
Interest expense	20,448	—	—	20,448

	297,498	39,673	7,436	344,607

Earnings before income taxes	18,016	13,138	(8,921)	22,233
Income taxes	3,862	4,217	—	8,079

Net earnings	$14,154	$8,921	$(8,921)	$14,154

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$25,224	$2	$—	$25,226
Investing activities:
Purchase of property and equipment	(159,699)	(16)		(159,715)
Proceeds from asset dispositions	58,105	—	—	58,105
Purchase (sale) of short-term investments	90,444	—	—	90,444
Other	(8,298)	—	—	(8,298)

Net cash used in investing activities	(19,448)	(16)	—	(19,464)

Financing activities:
Proceeds (payments) line of credit, net	(5,500)	—	—	(5,500)
Proceeds from exercise of stock options	343	—	—	343

Net cash used in by financing activities	(5,157)	—	—	(5,157)

Increase (decrease) in cash and cash equivalents	619	(14)	—	605
Cash and cash equivalents, beginning of period	385	435	—	820

Cash and cash equivalents, end of period	$1,004	$421	$—	$1,425

	For the year ended December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$30,142	$182	$—	$30,324

Investing activities:
Purchase of property and equipment	(123,047)	(206)	—	(123,253)
Proceeds from asset dispositions	36,809	—	—	36,809
Purchase (sale) of short-term investments	(86,889)	—	—	(86,889)
Other	(5,595)	—	—	(5,595)

Net cash used in investing activities	(178,722)	(206)	—	(178,928)

Financing activities:
Proceeds of debt issuance – Senior Notes	200,000	—	—	200,000
Premium and costs to retire debt early	(10,208)	—	—	(10,208)
Repayment of Senior Notes	(200,000)	—	—	(200,000)
Debt issuance costs	(4,857)	—	—	(4,857)
Payments on long-term debt	(1,000)	—	—	(1,000)
Proceeds from line of credit, net	2,200	—	—	2,200
Proceeds from stock issuance, net	160,722	—	—	160,722
Other	(469)	—	—	(469)

Net cash provided by financing activities	146,388	—	—	146,388

Increase in cash and cash equivalents	(2,192)	(24)	—	(2,216)
Cash and cash equivalents, beginning of period	2,577	459	—	3,036

Cash and cash equivalents, end of period	$385	$435	$—	$820

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2005
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$27,864	$156	$—	$28,020

Investing activities:
Purchase of property and equipment	(96,161)	(4)		(96,165)
Proceeds from asset dispositions	10,751	—	—	10,751
Purchase of short-term investments	(52,050)	—	—	(52,050)

Net cash used in investing activities	(137,460)	(4)	—	(137,464)

Financing activities:
Payment of long-term debt, net	(5,975)	—	—	(5,975)
Proceeds from exercise of stock options	1,025	—	—	1,025
Proceeds from stock issuance, net	113,897	—	—	113,897

Net cash provided by financing activities	108,947	—	—	108,947

(Decrease) Increase in cash and cash cash equivalents	(649)	152	—	(497)
Cash and cash equivalents, beginning of period	3,226	307	—	3,533

Cash and cash equivalents, end of period	$2,577	$459	$—	$3,036

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
During the last quarter, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management believes that, as of December 31, 2007, our internal control over financial reporting is effective under those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2007. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) maintained as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 11, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 11, 2008

ITEM 9.B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
          Information required by this item will be included in our definitive information statement in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          Information required by this item will be included in our definitive information statement in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Information required by this item will be included in our definitive information statement in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          Information required by this item will be included in our definitive information statement in connection with our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3	Articles of Incorporation and By-laws
3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4	Instruments defining the rights of security holders, including indentures.

4.1	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002, Commission File No. 0-9827).

4.2	First Amendment to Loan Agreement dated June 18, 2004 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	Second Amendment to Loan Agreement dated September 30, 2005 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.7 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.4	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.5	Fourth Amendment to Loan Agreement dated September 30, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank Bank (incorporated by reference to Exhibit 4.8 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.6	Fifth Amendment to Loan Agreement dated August 1, 2007 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank Bank (incorporated by reference to Exhibit 4.9 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.7	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.8	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

10	Material Contracts

10.1	The Amended and Restated PHI, Inc. 401 (k) Retirement Plan effective January 1, 2007.

10.2	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.3	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.4	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.5	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to Exhibit 10.6 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

PHI, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions	of Year

Year ended December 31, 2007:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for obsolescent inventory	7,256	843	639	7,460
Allowance for contractual discounts	29,930	130,753	128,825	31,858
Allowance for uncompensated care	20,099	42,190	43,159	19,130

Year ended December 31, 2006:
Allowance for doubtful accounts	$163	$—	$113	$50
Allowance for obsolescent inventory	6,268	1,502	514	7,256
Allowance for contractual discounts	24,091	97,226	91,387	29,930
Allowance for uncompensated care	11,597	40,073	31,571	20,099

Year ended December 31, 2005:
Allowance for doubtful accounts	$163	$—	$—	$163
Allowance for obsolescent inventory	6,988	(70)	650	6,268
Allowance for contractual discounts	12,871	77,672	66,452	24,091
Allowance for uncompensated care	7,424	26,796	22,623	11,597

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

Signature	Title	Date

/s/ Al A. Gonsoulin Al A. Gonsoulin	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2008

/s/ Lance F. Bospflug	Director	March 11, 2008
Lance F. Bospflug

/s/ Arthur J. Breault, Jr.	Director	March 11, 2008
Arthur J. Breault, Jr.

/s/ Thomas H. Murphy	Director	March 11, 2008
Thomas H. Murphy

/s/ Richard H. Matzke	Director	March 11, 2008
Richard H. Matzke

/s/ C. Russell Luigs C. Russell Luigs	Director	March 11, 2008

/s/ Michael J. McCann Michael J. McCann A	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008