Form 10-Q
period 2008-03-31
PHI INC
filed 2008-05-08
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008
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
Registrant’s telephone number, including area code: (337) 235-2452
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,438,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,423	$1,425
Short-term investments	56,266	62,970
Accounts receivable — net of allowance:
Trade	95,356	95,111
Other	3,395	2,973
Inventories of spare parts and supplies	58,096	55,831
Other current assets	11,544	11,194
Refundable income taxes	534	525

Total current assets	226,614	230,029

Other	37,405	27,148
Property and equipment, net	489,360	484,119

Total assets	$753,379	$741,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,682	$28,454
Accrued liabilities	28,484	24,942

Total current liabilities	53,166	53,396

Long-term debt	201,800	200,000
Deferred income taxes	55,735	51,644
Other long-term liabilities	7,442	7,587
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10; authorized shares of 12,500,000	285	285
Non-voting common stock — par value of $0.10; authorized shares of 12,500,000	1,242	1,242
Additional paid-in capital	291,037	291,037
Accumulated other comprehensive income	60	61
Retained earnings	142,612	136,044

Total shareholders’ equity	435,236	428,669

Total liabilities and shareholders’ equity	$753,379	$741,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2008	2007
Operating revenues	$117,145	$101,753
Gain on disposition of assets, net	2,949	2,534
Other	302	1,654

	120,396	105,941

Expenses:
Direct expenses	98,226	93,233
Selling, general and administrative expenses	7,389	7,537
Interest expense	3,834	4,107

	109,449	104,877

Earnings before income taxes	10,947	1,064
Income taxes	4,379	401

Net earnings	$6,568	$663

Weighted average common shares outstanding:
Basic	15,277	15,288
Diluted	15,286	15,308

Net earnings per common share
Basic	$0.43	$0.04
Diluted	$0.43	$0.04
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended
	March 31,
	2008	2007
Operating activities:
Net earnings	$6,568	$663
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	6,585	7,970
Deferred income taxes	4,091	307
Gain on asset dispositions	(2,949)	(2,534)
Other	231	215
Changes in operating assets and liabilities	(3,365)	(15,341)

Net cash provided by (used in) operating activities	11,161	(8,720)

Investing activities:
Purchase of property and equipment	(12,172)	(34,227)
Proceeds from asset dispositions	4,005	4,660
Purchase of short-term investments	(8,585)	(7,004)
Proceeds from sale of short-term investments	15,289	40,525
Deposits on aircraft	(11,500)	(2,123)

Net cash (used in) provided by investing activities	(12,963)	1,831

Financing activities:
Proceeds from line of credit	1,800	28,000
Payments on line of credit	—	(13,000)

Net cash provided by financing activities	1,800	15,000

(Decrease) increase in cash and cash equivalents	(2)	8,111
Cash and cash equivalents, beginning of period	1,425	820

Cash and cash equivalents, end of period	$1,423	$8,931

Supplemental Disclosures Cash Flow Information
Interest paid	$31	$261

Taxes paid	$4	$3

Accrued payables related to purchase of property and equipment	$338	$3,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
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
Oil and Gas Segment. Our Oil and Gas segment provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 152 aircraft in this segment.

Operating revenue from the Oil and Gas segment is derived mainly from long-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Approximately 64% of our total operating revenue was generated by our Oil and Gas operations for the quarters ended March 31, 2008 and 2007.
Air Medical Segment. Our Air Medical segment provides transport services as an independent provider of emergency medical services and, to a lesser extent, under contract with certain hospitals. We operate in 17 states with 83 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. For the three months ended March 31, 2008 and 2007, approximately 34% and 33% of our total operating revenues were generated by our Air Medical operations.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with the third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute an 18 month historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $30.6 million and $31.9 million as of March 31, 2008 and December 31, 2007, respectively. The allowance for uncompensated care was $17.7 million and $19.1 million as of March 31, 2008 and December 31, 2007, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

			Accounts
	Revenue		Receivable
	Quarter Ended
	March 31,		March 31,
	2008	2007	2008	2007
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	49%	45%	33%	33%
Provision for uncompensated care	9%	10%	19%	21%
Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2008	2007
Medicaid	13%	9%
Medicare	18%	15%
Insurance	64%	74%
Self Pay	5%	2%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generate approximately 10% of the segment’s revenues.
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. This segment also conducts flight operations unrelated to the other segments, and we currently operate four aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 3% and 2% of our total operating revenues for the three months ended March 31, 2008 and 2007 were generated by our Technical Services operations, respectively.
Summarized financial information concerning our reportable operating segments for the quarter ended March 31, 2008 and 2007 is as follows:

	Quarter Ended
	March 31,
	2008	2007
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$74,601	$65,300
Air Medical	39,260	33,545
Technical Services	3,284	2,908

Total operating revenues	117,145	101,753

Segment direct expense (1)
Oil and Gas	59,258	57,435
Air Medical	37,084	33,828
Technical Services	1,884	1,970

Total direct expense	98,226	93,233

Segment selling, general and administrative expenses
Oil and Gas	313	391
Air Medical	2,116	1,941
Technical Services	26	8

Total selling, general and administrative expenses	2,455	2,340

Total direct and selling, general and administrative expenses	100,681	95,573

Net segment profit
Oil and Gas	15,030	7,474
Air Medical	60	(2,224)
Technical Services	1,374	930

Total	16,464	6,180

Other, net (2)	3,251	4,188
Unallocated selling, general and administrative expenses	(4,934)	(5,197)
Interest expense	(3,834)	(4,107)

Earnings before income taxes	$10,947	$1,064

(1)	Included in direct expense are the depreciation and amortization expense amounts below:

	Quarter Ended
	March 31
	2008	2007
Oil and Gas	$3,698	$4,392
Air Medical	1,988	2,295
Technical Services	104	234

Total	$5,790	$6,921

Unallocated SG&A	$795	$1,049

(2)	Including gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters – We have an aggregate estimated liability of $0.2 million as of March 31, 2008 and December 31, 2007 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006 the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or cash flows.
Legal Matters – We have been named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial on strike-related matters is currently set to start on November 3, 2008. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
Long-term Debt – The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. We were in compliance with the covenants applicable to these notes as of March 31, 2008.
We have a $50 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2010. As of March 31, 2008, we had $1.8 million in borrowings and $4.6 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2008, we were in compliance with these covenants.

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
At March 31, 2008, we had approximately $185.2 million in aggregate commitments under operating leases of which approximately $16.3 million is payable through December 31, 2008, and a total of $21.6 million is payable over the twelve months ending March 31, 2009. Of the total lease commitments, $164.6 million represents commitments for aircraft, and $20.6 million represents facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments – At March 31, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates throughout 2008 and 2009. We also had orders for 23 medium and light aircraft for service primarily in the Oil and Gas segment, although certain of these may be assigned to the Air Medical segment as growth opportunities are identified. The total cost of these aircraft is $126.5 million and delivery dates are scheduled throughout 2008 and 2009. Included in other assets at March 31, 2008 is approximately $24.6 million of security deposits on aircraft. We intend to fund these aircraft from existing cash, short-term investments, and operating leases.
4. Property and Equipment
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the three months ended March 31, 2008 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax or $0.03 per diluted share).
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at March 31, 2008 and December 31, 2007. Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors when the services are provided.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.7 million and $7.5 million at March 31, 2008 and December 31, 2007, respectively.
6. Employees
Union Related Matters – As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU, the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a return to work process commenced January 2007 for those pilots who had not terminated, and this was completed in April 2007. The pilots’ strike, however, affected operations through all of 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006.

A trial on strike-related matters is currently set to start on November 3, 2008. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
The Company has continued to hire and train pilots to meet staffing needs for new and existing aircraft. As of April 15, 2008, the pilot work force was approximately 645.
Employee Incentive Compensation – In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the Company’s implemented contract proposals. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we have accrued an estimated incentive compensation expense of $0.6 million for the quarter ended March 31, 2008. We have also accrued $0.2 million for the Safety Incentive Bonus for the quarter ended March 31, 2008. For the year ended December 31, 2007, we recorded $3.2 million incentive compensation expense and $0.8 million for the Safety Incentive Bonus.
7. Recent Accounting Pronouncements
The Company adopted SFAS No. 157 beginning in its 2008 fiscal year and there was no material impact to its first quarter financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1:  Quoted market prices in active markets for identical assets or liabilities.
Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:  Unobservable inputs that are not corroborated by market data.
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	March 31, 2008
		Quoted market	Significant Other
		prices in active	Observable Inputs
	Total	markets (Level 1)	(Level 2)
Short-term investments	$56,266	—	$56,266
Investments in other assets	$3,732	—	$3,732
The Company holds it short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. Investments included in other assets consist mainly of multiple mutual funds that are highly liquid and massively diversified.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS 159 is effective for us as of January 1, 2008; however, we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS 159 did not have an effect on our consolidated financial statements.

8. Shareholders’ Equity
On April 12, 2006, we completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, we completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses.
We had an average of 15.3 million common shares outstanding for the quarters ended March 31, 2008 and March 31, 2007.
9. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended
	March 31,
	2008	2007
	(Thousands of dollars)
Net earnings	$6,568	$663
SFAS No. 158 adjustment	(1)	(18)

Comprehensive income	$6,567	$645

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	March 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$931	$492	$—	$1,423
Short-term investments	56,266	—	—	56,266
Accounts receivable — net	84,896	13,855	—	98,751
Inventories of spare parts and supplies	58,096	—	—	58,096
Other current assets	11,515	29	—	11,544
Refundable income taxes	525	9	—	534

Total current assets	212,229	14,385	—	226,614

Investment in subsidiaries and other	64,010	—	(64,010)	—
Intercompany receivable	—	58,849	(58,849)	—
Other assets	37,071	334	—	37,405
Property and equipment, net	472,982	16,378	—	489,360

Total assets	$786,292	$89,946	$(122,859)	$753,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,398	$2,284	$—	$24,682
Accrued liabilities	23,048	5,436	—	28,484
Intercompany payable	58,849	—	(58,849)	—

Total current liabilities	104,295	7,720	(58,849)	53,166

Long-term debt	201,800	—	—	201,800
Deferred income taxes and other long-term liabilities	44,961	18,216	—	63,177
Shareholders’ Equity:
Paid-in capital	292,564	4,402	(4,402)	292,564
Accumulated other comprehensive income	60	—	—	60
Retained earnings	142,612	59,608	(59,608)	142,612

Total shareholders’ equity	435,236	64,010	(64,010)	435,236

Total liabilities and shareholders’ equity	$786,292	$89,946	$(122,859)	$753,379

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,004	$421	$—	$1,425
Short-term investments	62,970	—	—	62,970
Accounts receivable — net of allowance	84,318	13,766	—	98,084
Inventories of spare parts and supplies	55,831	—	—	55,831
Other current assets	11,184	10	—	11,194
Refundable income taxes	525	—	—	525

Total current assets	215,832	14,197	—	230,029

Investment in subsidiaries and others	59,384	—	(59,384)	—
Intercompany receivable	—	50,729	(50,729)	—
Other assets	26,878	270	—	27,148
Property and equipment, net	468,070	16,049	—	484,119

Total assets	$770,164	$81,245	$(110,113)	$741,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,696	$3,758	$—	$28,454
Accrued liabilities	24,942	—	—	24,942
Intercompany payable	50,729	—	(50,729)	—

Total current liabilities	100,367	3,758	(50,729)	53,396

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	41,128	18,103	—	59,231
Shareholders’ Equity
Paid-in capital	292,564	4,402	(4,402)	292,564
Accumulated other comprehensive income	61	—	—	61
Retained earnings	136,044	54,982	(54,982)	136,044

Total shareholders’ equity	428,669	59,384	(59,384)	428,669

Total liabilities and shareholders’ equity	$770,164	$81,245	$(110,113)	$741,296

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended March 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues	$97,067	$20,078	$—	$117,145
Management fees	803	—	(803)	—
Gain on dispositions of assets, net	2,949	—	—	2,949
Other	302	—	—	302

	101,121	20,078	(803)	120,396

Expenses:
Direct expenses	85,025	13,201	—	98,226
Management fees	—	803	(803)	—
Selling, general, and administrative expenses	6,496	893	—	7,389
Equity in net income of consolidated subsidiaries	(4,626)	—	4,626	—
Interest expense	3,834	—	—	3,834

	90,729	14,897	3,823	109,449

Earnings before income taxes	10,392	5,181	(4,626)	10,947
Income taxes	3,824	555	—	4,379

Net earnings	$6,568	$4,626	$(4,626)	$6,568

	For the quarter ended March 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues	$86,707	$15,046	$—	$101,753
Management fees	602	—	(602)	—
Gain on dispositions of assets, net	2,534	—	—	2,534
Other	1,650	4	—	1,654

	91,493	15,050	(602)	105,941

Expenses:
Direct expenses	81,792	11,441	—	93,233
Management fees	—	602	(602)	—
Selling, general, and administrative expenses	6,785	752	—	7,537
Equity in net income of consolidated subsidiaries	(1,777)	—	1,777	—
Interest expense	4,107	—	—	4,107

	90,907	12,795	1,175	104,877

Earnings before income taxes	586	2,255	(1,777)	1,064
Income taxes	(77)	478	—	401

Net earnings	$663	$1,777	$(1,777)	$663

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the quarter ended March 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$11,090	$71	$—	$11,161

Investing activities:
Purchase of property and equipment	(12,172)	—	—	(12,172)
Proceeds from asset dispositions	4,005	—	—	4,005
Purchase (sale) of short-term investments	6,704	—	—	6,704
Deposits on aircraft	(11,500)	—	—	(11,500)

Net cash used in investing activities	(12,963)	—	—	(12,963)

Financing activities:
Proceeds from line of credit, net	1,800	—	—	1,800

Net cash provided by financing activities	1,800	—	—	1,800

Decrease (increase) in cash and cash equivalents	(73)	71	—	(2)
Cash and cash equivalents, beginning of period	1,004	421	—	1,425

Cash and cash equivalents, end of period	$931	$492	$—	$1,423

	For the quarter ended March 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(8,740)	$20	$—	$(8,720)

Investing activities:
Purchase of property and equipment	(34,214)	(13)	—	(34,227)
Proceeds from asset dispositions	4,660	—	—	4,660
Purchase (sale) of short-term investments	33,521	—	—	33,521
Other	(2,123)	—	—	(2,123)

Net cash provided by (used) in investing activities	1,844	(13)	—	1,831

Financing activities:
Proceeds from line of credit, net	15,000	—	—	15,000

Net cash provided by financing activities	15,000	—	—	15,000

Increase in cash and cash equivalents	8,104	7	—	8,111
Cash and cash equivalents, beginning of period	385	435	—	820

Cash and cash equivalents, end of period	$8,489	$442	$—	$8,931

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our 2007 Form 10-K. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended March 31, 2008 were $117.1 million, compared to $101.8 million for the three months ended March 31, 2007, an increase of $15.3 million. Oil and Gas operating revenues increased $9.3 million for the quarter ended March 31, 2008, due to an increase in contracted medium and heavy aircraft and an increase in medium and heavy aircraft flight hours offset in part by decreases in light aircraft flight hours. Operating revenues in the Air Medical segment increased $5.7 million due to rate increases and increased patient transports. In addition, operating revenues in both segments were adversely affected by the pilots’ strike in the prior year quarter. Technical Services operating revenues increased $0.4 million.
Flight hours for the quarter ended March 31, 2008 were 34,147, compared to 33,486 for the quarter ended March 31, 2007. The increase was primarily due to increased flight hours associated with increased patient transports in the Air Medical segment. There was a net decrease in flight hours in Oil and Gas operations due to decreases in light aircraft flight hours and flight hours in international operations. Although there was a net decrease in flight hours, operating revenues increased due to the higher rates associated with medium and heavy aircraft, and also due to the increase in contracted aircraft.
Oil and Gas segment’s operating income was $15.0 million for the quarter ended March 31, 2008, compared to $7.5 million for the quarter ended March 31, 2007. The increase of $7.5 million was primarily due to the increase in operating revenues as described above. Operating income for the Air Medical segment was $0.1 million for the quarter ended March 31, 2008, compared to an operating loss of $2.2 million for the quarter ended March 31, 2007. The $2.3 million improvement was due to an increase in operating revenues of $5.7 million related to increased patient transports, offset by a $3.4 million increase in direct expense and selling, general and administrative expenses combined. In addition, both the Oil and Gas and Air Medical segments were adversely affected by the pilots’ strike in the prior year quarter. Technical Services operating income increased $0.4 million.
Net earnings for the quarter ended March 31, 2008 were $6.6 million, or $0.43 per diluted share, compared to $0.7 million for the quarter ended March 31, 2007, or $0.04 per diluted share. Pre-tax earnings were $10.9 million for the quarter ended March 31, 2008, compared to $1.1 million for the same period in 2007. Earnings for the quarter ended March 31, 2008 included a pre-tax gain on disposition of assets, net, of $2.9 million. Earnings for the quarter ended March 31, 2007 also included a pre-tax gain on disposition of assets, net, of $2.5 million.
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the quarter ended March 31, 2008 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax, or $0.03 per diluted share).
We sold one medium aircraft that was not in our long term growth plan during the quarter ended March 31, 2008. We plan to sell approximately ten aircraft in 2008, which will primarily be light aircraft. Following the sale of these light aircraft, we do not believe further sales are needed for the foreseeable future. We have also taken delivery of one light aircraft during the quarter ended March 31, 2008.
At March 31, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates throughout 2008 and 2009. We also had orders for 23 medium and light aircraft for service primarily in the Oil and Gas segment, although we plan to assign certain of these to the Air Medical segment when growth opportunities are identified. The total cost of these aircraft is $126.5 million with delivery dates scheduled throughout 2008 and 2009. We intend to fund these aircraft from existing cash, short-term investments, and operating leases.
Recently, we received contract awards from various customers for operations in the Gulf of Mexico. In total, 18 aircraft are required for these awards consisting of light, medium and heavy aircraft. Thirteen of the aircraft are for production projects on the Continental Shelf and Deepwater locations, with the remaining five aircraft dedicated to drilling commitments. Once fully operational, these additions are expected to contribute approximately 4,500 flight hours per quarter. The effect of these new contracts is expected to commence primarily in the second quarter of 2008, and the full effect is expected to be reflected in the third quarter 2008.
Additionally, the Air Medical segment was recently awarded two hospital-based programs that include three PHI aircraft and three customer aircraft. Further, the Air Medical segment also opened five additional community-based programs. The total flight hour effect is expected to be approximately 1,100 hours per quarter and is expected to commence by May 2008.

Operating Statistics
The following tables present non-financial operational statistics for the quarters ended March 31, 2008 and 2007:

	Quarter Ended
	March 31,
	2008	2007
Flight hours:
Oil and Gas	24,831	26,086
Air Medical	8,675	6,992
Technical Services	641	408

Total	34,147	33,486

Air Medical Transports (1)	5,480	4,922

Aircraft operated at period end:
Oil and Gas	152	164
Air Medical	83	71
Technical Services	4	4

Total (2)	239	239

(1)	Represents individual patient transports for the period. Flight hours for these transports are included above.

(2)	Includes 14 aircraft as of March 31, 2008 and 12 aircraft as of March 31, 2007 that are customer owned.
Quarter Ended March 31, 2008 compared with Quarter Ended March 31, 2007
Combined Operations
Revenues – Operating revenues for the three months ended March 31, 2008 were $117.1 million, compared to $101.8 million for the three months ended March 31, 2007, an increase of $15.3 million, or 15%. Oil and Gas operating revenues increased $9.3 million for the quarter ended March 31, 2008, due to an increase in medium and heavy contracted aircraft and flight hours offset in part by decreases in light aircraft flight hours. Operating revenues in the Air Medical segment increased $5.7 million due to rate increases and increased patient transports. In addition, operating revenues in both the Oil and Gas and Air Medical segments were adversely affected by the pilots’ strike in the prior year quarter. There was an increase in Technical Services operating revenues of $0.4 million.
Total flight hours were 34,147 for the three months ended March 31, 2008, compared to 33,486 for the three months ended March 31, 2007. Flight hours in the Oil and Gas segment were 24,831 for the three months ended March 31, 2008, compared to 26,086 for three months ended March 31, 2007, a decrease of 1,255 flight hours. Although flight hours decreased in the Oil and Gas segment, revenues increased due to the higher rates associated with medium and heavy aircraft. Air Medical segment flight hours for the three months ended March 31, 2008 were 8,675 compared to 6,992 for the three months ended March 31, 2007, an increase of 1,683 flight hours. This increase was related to higher patient transport volume.
Other Income and Gains – Gain on disposition of assets was $2.9 million for the three months ended March 31, 2008, compared to a gain of $2.5 million for the three months ended March 31, 2007. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.3 million for the three months ended March 31, 2008, compared to $1.7 million for the three months ended March 31, 2007, and primarily represented interest income on unspent proceeds from our April 2006 stock offering. A substantial portion of those proceeds have now been spent on acquiring new aircraft, resulting in the decrease in interest income. In addition recent decreases in interest rates have also affected interest income.
Direct Expenses – Direct operating expense was $98.2 million for the three months ended March 31, 2008, compared to $93.2 million for the three months ended March 31, 2007, an increase of $5.0 million. This increase was due to increases in employee compensation expense ($2.5 million), due primarily to compensation increases including incentive and safety compensation accruals; increased aircraft lease expense ($1.0 million); and increased aircraft warranty costs ($2.2 million) due to additional aircraft added to the fleet. Other items decreased, net ($0.7 million). These items are discussed in more detail in the Segment Discussion below.
Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $7.4 million for the three months ended March 31, 2008, compared to $7.5 million for the three months ended March 31, 2007, a decrease of $0.1 million.
Interest Expense – Interest expense was $3.8 million for the three months ended March 31, 2008, compared to $4.1 million for the three months ended March 31, 2007. The decrease was due to a decrease in borrowings under our revolving line of credit.
Income Taxes – Income tax expense for the three months ended March 31, 2008 was $4.4 million compared to $0.4 million for the three months ended March 31, 2007. The effective tax rate was 40.0% for the three months ended March 31, 2008, compared to 37.7% for the three months ended March 31, 2007. The decrease in the effective tax rate was due to certain tax credits recorded in the prior year quarter.
Earnings – Our net income for the three months ended March 31, 2008 was $6.6 million compared to $0.7 million for the three months ended March 31, 2007. Earnings before income taxes for the three months ended March 31, 2008, were $10.9 million compared to $1.1 million for the same period in 2007. Earnings per diluted share were $0.43 for the current quarter compared to earnings per diluted share of $0.04 for the prior year quarter. We had 15.3 million common shares outstanding during the three months ended March 31, 2008 and March 31, 2007. Included in earnings before tax for the quarter ended March 31, 2008 are gains on disposition of assets of $2.9 million. There were $2.5 million of gains on disposition of assets in the first quarter of 2007.
Segment Discussion
Oil and Gas – Oil and Gas segment revenues were $74.6 million for the three months ended March 31, 2008, compared to $65.3 million for the three months ended March 31, 2007, an increase of $9.3 million or 14%. Flight hours were 24,831 for the current quarter compared to 26,086 for the same quarter in the prior year. Although overall flight hours decreased due to a reduction of light aircraft flight hours, flight hours related to medium and heavy aircraft increased resulting in a net increase in operating revenues. There was also an increase in segment revenues due to an increase in contracted medium and heavy aircraft and also due to certain contractual rate increases. Additionally, in the prior year quarter, operating revenues were adversely impacted by the effects of the pilots’ strike.
The number of aircraft in the segment was 152 at March 31, 2008, compared to 164 aircraft at March 31, 2007. We have sold or disposed of 17 aircraft in the Oil and Gas segment since March 31, 2007, consisting of four light, nine medium, and four heavy aircraft. We also transferred six light aircraft to the Air Medical segment. We have added 11 new aircraft to the Oil and Gas segment since March 31, 2007, consisting of nine medium, and two heavy aircraft. We have a total of 22 aircraft on order for delivery in 2008 and 2009 for the Oil and Gas segment, although certain of the light aircraft on order are expected to be assigned to the Air Medical segment as growth opportunities are identified.

Direct expense in our Oil and Gas segment was $59.3 million for the three months ended March 31, 2008, compared to $57.4 million for the three months ended March 31, 2007, an increase of $1.9 million. Fuel expenses increased ($1.6 million) as a result of rising fuel costs. Reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue and total fuel cost is included in direct expense. Aircraft warranty costs increased ($1.6 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost is related to an additional warranty that we purchase from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer based on flight hours for the aircraft that are covered under this warranty. In return, the manufacturer provides replacement parts required for maintaining the aircraft. Aircraft parts usage decreased ($1.7 million) due to decreased flight hour activity. Employee costs increased ($0.7 million) and other operating expenses decreased, net ($0.3 million).
Selling, general and administrative expenses were $0.3 million for the three months ended March 31, 2008, compared to $0.4 million for the three months ended March 31, 2007.
Our Oil and Gas segment’s operating income was $15.0 million for the three months ended March 31, 2008, compared to $7.5 million for the three months ended March 31, 2007. The $7.5 million increase was due to the increase in revenues of $9.3 million, offset by the increase in direct expenses of $1.8 million. Operating margins were 20% for the three months ended March 31, 2008, compared to 11% for the three months ended March 31, 2007, primarily due to increased revenues as a result of increased medium and heavy contracted aircraft and increased medium and heavy aircraft flight hours and contractual rate increases.
Air Medical – Air Medical segment revenues were $39.3 million for the three months ended March 31, 2008, compared to $33.5 million for the three months ended March 31, 2007, an increase of $5.8 million. The increase was primarily related to rate increases and an increase in patient transports, which was 5,480 for the three months ended March 31, 2008, compared to 4,922 for the three months ended March 31, 2007. Additionally, in the prior year quarter, operating revenues were adversely impacted by the effects of the pilots’ strike.
Flight hours were 8,675 for the three months ended March 31, 2008, compared to 6,992 for the three months ended March 31, 2007. The number of aircraft in the segment was 83 at March 31, 2008, compared to 71 at March 31, 2007. Since March 31, 2007, we have sold six light aircraft and added 17 light and one fixed wing aircraft in the Air Medical segment.
Direct expenses in our Air Medical segment were $37.1 million for the three months ended March 31, 2008, compared to $33.8 million for the three months ended March 31, 2007. The $3.3 million increase was due to increases in employee costs ($2.4 million) primarily due to employee compensation increases including incentive and safety compensation accruals, aircraft warranty costs ($0.5 million) as additional aircraft were added to manufacturers’ warranty programs, fuel expenses ($0.2 million) due to increased fuel costs, and other items, net ($0.2 million).
Selling, general and administrative expenses were $2.1 million for the three months ended March 31, 2008, compared to $1.9 million for the three months ended March 31, 2007. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $0.1 million for the three months ended March 31, 2008, compared to an operating loss of $2.2 million for the three months ended March 31, 2007. The operating margin was less than 1.0% for the three months ended March 31, 2008, compared to a loss of

7.0% for the three months ended March 31, 2007. This increase was primarily due to increased patient revenues as a result of increased transports and rate increases initiated in 2007.
Operating margins in our Air Medical segment have been lower compared to our other segments, largely due to our expansion of this segment. From early 2004 to mid 2006, we substantially increased the number of aircraft and locations in this segment. It takes some time for new locations to grow revenues to a level that will cover their costs and produce operating income. The pilots’ strike also adversely affected progress in achieving better margins in this segment. Based on the volume of transports in the first quarter of 2008, we expect operating margins in this segment to continue to improve. Margins in this segment can also be affected by adverse weather conditions, which reduces volume, and by the payor mix.
Technical Services– Technical Services revenues were $3.3 million for the three months ended March 31, 2008, compared to $2.9 million for the three months ended March 31, 2007.
Direct expenses in our Technical Services segment were $1.9 million for the three months ended March 31, 2008, compared to $2.0 million for the three months ended March 31, 2007.
Our Technical Services segment’s operating income was $1.4 million for the three months ended March 31, 2008, compared to operating income of $0.9 million for the three months ended March 31, 2007.
Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. In addition, the Technical Services segment also conducts flight operations which are unrelated to the other segments. In the current quarter, there were flight operations for the National Science Foundation in Antarctica. Also, the segment was recently awarded a flight operations contract in the mining industry for one light and one medium aircraft, with full operations to commence during the second quarter of 2008.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, such as the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of our Senior Notes in 2002, which were refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases.
Cash Flow
Our cash position was $1.4 million at March 31, 2008 and December 31, 2007. Short-term investments were $56.3 million at March 31, 2008, compared to $63.0 million at December 31, 2007. Working capital was $173.4 million at March 31, 2008, as compared to $176.6 million at December 31, 2007, a decrease of $3.2 million. The decrease in working capital was primarily a result of a decrease in short-term investments of $6.7 million and an increase in inventory of $2.3 million. The decrease in short-term investments was due to the acquisition of aircraft.
Net cash provided by operating activities was $11.2 million for the quarter ended March 31, 2008, compared to net cash used of $8.7 million for the quarter ended March 31, 2007, an increase of $19.9 million. The increase was due primarily to changes in operating assets and liabilities of $12.0 million due to a decrease in assets held for sale of $8.0 million and changes in accounts payable and accrued liabilities of $4.0 million. In addition, the increase was due to an increase in net earnings of $5.9 million as a result of increased revenues in the Oil and Gas segment due to increased medium and heavy contracted aircraft and flight hours and an increase in Air Medical segment margins revenues due to increased transports. Also there was a decrease in depreciation and amortization expense of $1.4 million and an increase in the deferred tax provision of $3.8 million. Other non-current assets increased by $10.3 million due to deposits on aircraft of $11.5 million. Capital expenditures were $12.2 million for the quarter ended March 31, 2008 compared to $34.2 million for the quarter ended March 31, 2007. Capital expenditures for 2008 included $10.8 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2007 included $32.7 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft sales were $4.0 million for 2008 compared to $4.7 million for 2007.
Credit Facility
We have a $50 million revolving credit facility with a commercial bank that expires on September 1, 2010. At March 31, 2008, we had $1.8 million in borrowings and $4.6 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2008, we were in compliance with these covenants. Subsequent to March 31, 2008, we repaid the $1.8 million borrowings under the revolving credit facility.
Contractual Obligations
At March 31, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates throughout 2008 and 2009. We also had orders for 23 medium and light aircraft for service primarily in the Oil and Gas segment, although certain of these may be assigned to the Air Medical segment as growth opportunities are identified. The total cost of these aircraft is $126.5 million with delivery dates scheduled throughout 2008 and 2009. We intend to fund these aircraft from existing cash, short-term investments, and operating leases.
The table below sets out our contractual obligations as of March 31, 2008 related to our revolving credit facility, operating lease obligations, the 7.125% Senior Notes due 2013, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We currently lease 18 aircraft included in the lease obligations below.

	Payment Due by Year
							Beyond
	Total	2008	2009	2010	2011	2012	2012
	(Thousands of dollars)
New aircraft purchase commitments (1)	$126,515	$74,795	$51,720	$—	$—	$—	$—
New aircraft purchase commitments (2)	127,407	20,256	107,151	—	—	—	—
Existing aircraft lease obligations	164,581	13,705	18,274	18,876	20,144	20,811	72,771
Other lease obligations	20,580	2,617	2,749	2,378	1,959	1,508	9,369
Long-term debt	201,800	1,800	—	—	—	—	200,000

	$634,883	$113,173	$173,894	$21,254	$22,103	$22,319	$282,140

(1)	These commitments are for aircraft that we intend to fund from existing cash, short-term investments, and operating leases.

(2)	These commitments are for aircraft that we intend to finance with an operating lease. Once the leases are entered into, the lease payments will be made over the term of the leases.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 7 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2008, the market value of the notes was approximately $183.5 million, based on quoted market indications.
Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including assurance that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information regarding Legal Proceedings, see Item 3 of our 2007 Form 10-K. There have been no material developments regarding those proceedings and no new material legal proceedings.
Item 1. A. RISK FACTORS
There have been no material changes from the Risk Factors in Item 1.A. of our 2007 Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
(a)	Exhibits
3.1	(i) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 8, 2008	By:	/s/ Al A. Gonsoulin

Al A. Gonsoulin
Chairman and Chief Executive Officer

May 8, 2008	By:	/s/ Michael J. McCann

Michael J. McCann
Chief Financial Officer

EXHIBIT INDEX
(a)	Exhibits
3.1	(i) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2006).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.