Form 10-Q
period 2008-06-30
PHI INC
filed 2008-08-07
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008
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
Registrant’s telephone number, including area code: (337) 235-2452
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,438,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,475	$1,425
Short-term investments	35,479	62,970
Accounts receivable — net of allowance:
Trade	103,665	95,111
Other	8,488	2,973
Inventories of spare parts and supplies — net of allowance	59,327	55,831
Assets held for sale	442	—
Other current assets	11,682	11,194
Refundable income taxes	762	525

Total current assets	221,320	230,029

Other	35,034	27,148
Property and equipment, net	506,924	484,119

Total assets	$763,278	$741,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,784	$28,454
Accrued liabilities	24,905	24,942

Total current liabilities	54,689	53,396

Long-term debt	200,000	200,000
Deferred income taxes	59,760	51,644
Other long-term liabilities	7,336	7,587
Commitments and contingencies (Note 3)

Shareholders’ Equity:

Voting common stock	285	285
Non-voting common stock	1,242	1,242
Additional paid-in capital	291,037	291,037
Accumulated other comprehensive income	64	61
Retained earnings	148,865	136,044

Total shareholders’ equity	441,493	428,669

Total liabilities and shareholders’ equity	$763,278	$741,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$130,111	$112,975	$247,256	$214,728
Gain on disposition of assets, net	1,255	6,074	4,204	8,608
Other	201	1,490	503	3,144

	131,567	120,539	251,963	226,480

Expenses:
Direct expenses	109,757	97,119	207,983	190,352
Selling, general and administrative expenses	7,534	7,395	14,923	14,932
Interest expense	3,854	4,260	7,688	8,367

	121,145	108,774	230,594	213,651

Earnings before income taxes	10,422	11,765	21,369	12,829
Income taxes	4,169	4,596	8,548	4,997

Net earnings	$6,253	$7,169	$12,821	$7,832

Weighted average shares outstanding:
Basic	15,277	15,288	15,277	15,288
Diluted	15,286	15,307	15,285	15,307

Net earnings per share
Basic	$0.41	$0.47	$0.84	$0.51
Diluted	$0.41	$0.47	$0.84	$0.51
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net earnings	$12,821	$7,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,186	15,781
Deferred income taxes	8,117	4,378
Gain on asset dispositions	(4,204)	(8,608)
Other	456	434
Changes in operating assets and liabilities	(17,148)	(19,174)

Net cash provided by operating activities	13,228	643

Investing activities:
Purchase of property and equipment	(38,106)	(61,843)
Proceeds from asset dispositions	8,983	13,321
Purchase of short-term investments	(21,584)	(18,337)
Proceeds from sale of short-term investments	49,075	76,500
Deposits on aircraft	(11,546)	(17,456)

Net cash used in investing activities	(13,178)	(7,815)

Financing activities:
Proceeds from line of credit	3,800	33,800
Payments on line of credit	(3,800)	(26,200)

Net cash provided by financing activities	—	7,600

Increase in cash and cash equivalents	50	428
Cash and cash equivalents, beginning of period	1,425	820

Cash and cash equivalents, end of period	$1,475	$1,248

Supplemental Disclosures Cash Flow Information
Interest paid	$7,201	$7,902

Taxes paid	$232	$14

Accrued payables related to purchase of property and equipment	$356	$553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Oil and Gas Segment. Our Oil and Gas segment provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 147 aircraft in this segment.
Operating revenue from the Oil and Gas segment is derived mainly from long-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Most of our long-term contracts permit early termination by the customer generally without penalty. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Approximately 63% and 64% of our total operating revenue was generated by our Oil and Gas operations for the six months ended June 30, 2008 and 2007, respectively.

Air Medical Segment. Our Air Medical segment provides transport services as an independent provider of emergency medical services and, to a lesser extent, under contract with certain hospitals. We operate in 17 states with 85 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. For the six months ended June 30, 2008 and 2007, approximately 35% and 34% of our total operating revenues were generated by our Air Medical operations, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with the third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute an 18 month historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $36.0 million and $31.9 million as of June 30, 2008 and December 31, 2007, respectively. The allowance for uncompensated care was $18.3 million and $19.1 million as of June 30, 2008 and December 31, 2007, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

					Accounts
	Revenue				Receivable
	Quarter Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007

Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts	45%	43%	47%	44%	35%	33%
Provision for uncompensated care	11%	12%	10%	11%	18%	21%
Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Medicaid	10%	8%	12%	9%
Medicare	17%	14%	17%	14%
Insurance	69%	76%	67%	75%
Self Pay	4%	2%	4%	2%
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

Approximately 2% of our total operating revenues for the six months ended June 30, 2008 and 2007 were generated by our Technical Services operations.
Summarized financial information concerning our reportable operating segments for the quarter and six months ended June 30, 2008 and 2007 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$82,063	$71,690	$156,663	$136,990
Air Medical	46,311	39,652	85,571	73,197
Technical Services	1,737	1,633	5,022	4,541

Total operating revenues	130,111	112,975	247,256	214,728

Segment direct expenses (1)
Oil and Gas	64,824	61,760	124,083	119,195
Air Medical	43,286	33,813	80,369	67,641
Technical Services	1,647	1,546	3,531	3,516

Total direct expenses	109,757	97,119	207,983	190,352

Segment selling, general and administrative expenses
Oil and Gas	342	399	655	790
Air Medical	2,075	1,898	4,192	3,839
Technical Services	8	17	34	25

Total selling, general and administrative expenses	2,425	2,314	4,881	4,654

Total direct and selling, general and administrative expenses	112,182	99,433	212,864	195,006

Net segment profit
Oil and Gas	16,897	9,531	31,925	17,005
Air Medical	950	3,941	1,010	1,717
Technical Services	82	70	1,457	1,000

Total	17,929	13,542	34,392	19,722

Other, net (2)	1,456	7,564	4,707	11,752
Unallocated selling, general and administrative costs	(5,109)	(5,081)	(10,042)	(10,278)
Interest expense	(3,854)	(4,260)	(7,688)	(8,367)

Earnings before income taxes	$10,422	$11,765	$21,369	$12,829

(1)	Included in direct expense are the depreciation expense amounts below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Oil and Gas	$3,780	$4,312	$7,479	$8,704
Air Medical	2,055	2,327	4,043	4,622
Technical Services	15	151	119	385

Total	$5,850	$6,790	$11,641	$13,711

Unallocated SG&A	$751	$1,021	$1,545	$2,070

(2)	Including gains on disposition of property and equipment, and other income.
3. Commitments and Contingencies
Environmental Matters — We have an aggregate estimated liability of $0.2 million as of June 30, 2008 and December 31, 2007 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006 the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. We have not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or cash flows.
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
Long-term Debt — The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. At June 30, 2008, the market value of the notes was approximately $188.5 million, based on quoted market indications. We were in compliance with the covenants applicable to these notes as of June 30, 2008.
We have a $50 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2010. As of June 30, 2008, we had no borrowings and $5.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2008, we were in compliance with these covenants.
Operating Leases — We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these aircraft, and some leases contain fair value purchase options.
At June 30, 2008, we had approximately $188.3 million in aggregate commitments under operating leases of which approximately $11.3 million is payable through December 31, 2008, and a total of $22.2 million is payable over the twelve months ending June 30, 2009. Of the total lease commitments, $168.0 million represents commitments for aircraft, and $20.3 million represents facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments — At June 30, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates throughout 2008 and 2009. We also had orders for 19 medium and light aircraft, six of these aircraft are planned for service in the Air Medical segment, with the remaining 13 aircraft planned for service in the Oil and Gas Segment, although certain of these may be assigned to the Air Medical segment as growth opportunities are identified. The total cost of these aircraft is $98.9 million and delivery dates are scheduled throughout 2008 and 2009. Included in other assets at June 30, 2008 is approximately $22.2 million of security deposits on aircraft.
4. Property and Equipment
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the three months ended June 30, 2008 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax or $0.03 per diluted share), and $1.6 million ($0.9 million after tax or $0.06 per diluted share) for the six months ended June 30, 2008.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at June 30, 2008 and December 31, 2007. Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors when the services are provided. See Note 2 for additional information.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.8 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively.
6. Employees
Union Related Matters — As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU, the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a return to work process commenced January 2007 for those pilots who had not terminated their employment, and this was completed in April 2007. The pilots’ strike, however, affected operations through all of 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006.
A trial on strike-related matters is currently set to start on November 3, 2008. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the final implementation proposals made by the Company at the end of the collective bargaining negotiations in August 2006. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we have accrued an estimated incentive compensation expense of $0.2 million and $0.8 million for the quarter and six months ended June 30, 2008, respectively. The Company also has a Safety Incentive Bonus. We have accrued $0.2 million and $0.4 million for the Safety Incentive Bonus for the quarter and six months ended June 30, 2008.
The management incentive compensation plan was amended August 5, 2008, to include safety components, in addition to certain earnings targets as provided in the prior plan. For 2008, the amended plan provides a potential bonus of 33% of what the prior incentive compensation plan would provide, due to the inclusion of safety factors.
7. Recent Accounting Pronouncements
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 beginning in its 2008 fiscal year and there was no material impact to its financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	June 30, 2008
		Quoted market	Significant Other
		prices in active	Observable Inputs
	Total	markets (Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments	$35,479	—	$35,479

Investments in other assets	$3,820	—	$3,820
The Company holds it short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. Investments included in other assets consist mainly of multiple mutual funds that are highly liquid and diversified.
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to elect to measure at fair value eligible financial instruments that are not currently measured at fair value. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once made. SFAS 159 is effective for us as of January 1, 2008; however, we did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS No. 159 did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all noncontrolling interests including any that arose before the effective date. Early adoption is prohibited. Management does not currently expect that implementation of SFAS No. 160 will have a significant impact on the Company’s financial statements.
In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate that implementation of SFAS No. 161 will have a significant impact on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. Management does not anticipate that implementation of SFAS No. 162 will have a significant impact on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this statement. Except for those disclosures, earlier application is not permitted. Management does not currently expect that implementation of SFAS No. 163 will have a significant impact on the Company’s financial statements.
8. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters ended June 30, 2008 and June 30, 2007.
At an annual meeting of stockholders on May 6, 2008, the number of authorized shares of non-voting common stock was increased from 12.5 million shares to 25 million shares. See Part II — Other Information for further discussions within Item 4. Submission of Matters to a Vote of Security Holders.

9. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands of dollars)		(Thousands of dollars)

Net earnings	$6,253	$7,169	$12,821	$7,832
SFAS No. 158 adjustment	4	(8)	3	(26)

Comprehensive income	$6,257	$7,161	$12,824	$7,806

10. Condensed Consolidating Financial Information
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	June 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$1,025	$450	$—	$1,475
Short-term investments	35,479	—	—	35,479
Accounts receivable — net	98,751	13,402	—	112,153
Inventories of spare parts and supplies	59,327	—	—	59,327
Assets held for sale	442	—	—	442
Other current assets	11,660	22	—	11,682
Refundable income taxes	762	—	—	762

Total current assets	207,446	13,874	—	221,320

Investment in subsidiaries and other	67,096	—	(67,096)	—
Intercompany receivable	—	63,125	(63,125)	—
Other assets	34,784	250	—	35,034
Property and equipment, net	490,921	16,003	—	506,924

Total assets	$800,247	$93,252	$(130,221)	$763,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,518	$2,266	$—	$29,784
Accrued liabilities	20,317	4,588	—	24,905
Intercompany payable	63,125	—	(63,125)	—

Total current liabilities	110,960	6,854	(63,125)	54,689

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	47,794	19,302	—	67,096
Shareholders’ Equity:
Paid-in capital	292,564	4,402	(4,402)	292,564
Accumulated other comprehensive income	64	—	—	64
Retained earnings	148,865	62,694	(62,694)	148,865

Total shareholders’ equity	441,493	67,096	(67,096)	441,493

Total liabilities and shareholders’ equity	$800,247	$93,252	$(130,221)	$763,278

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Shareholders’ Equity:
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended June 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Operating revenues	$111,149	$18,962	$—	$130,111
Management fees	759	—	(759)	—
Gain on disposition of assets, net	1,255	—	—	1,255
Other	201	—	—	201

	113,364	18,962	(759)	131,567

Expenses:
Direct expenses	96,181	13,576	—	109,757
Management fees	—	759	(759)	—
Selling, general, and administrative expenses	6,600	934	—	7,534
Equity in net income of consolidated subsidiaries	(3,086)	—	3,086	—
Interest expense	3,854	—	—	3,854

	103,549	15,269	2,327	121,145

Earnings before income taxes	9,815	3,693	(3,086)	10,422
Income taxes	3,562	607	—	4,169

Net earnings	$6,253	$3,086	$(3,086)	$6,253

	For the quarter ended June 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Operating revenues	$95,874	$17,101	$—	$112,975
Management fees	684	—	(684)	—
Gain on disposition of assets, net	6,074	—	—	6,074
Other	1,486	4	—	1,490

	104,118	17,105	(684)	120,539

Expenses:
Direct expenses	85,973	11,146	—	97,119
Management fees	—	684	(684)	—
Selling, general, and administrative expenses	6,668	727	—	7,395
Equity in net income of consolidated subsidiaries	(3,766)	—	3,766	—
Interest expense	4,260	—	—	4,260

	93,135	12,557	3,082	108,774

Earnings before income taxes	10,983	4,548	(3,766)	11,765
Income taxes	3,814	782	—	4,596

Net earnings	$7,169	$3,766	$(3,766)	$7,169

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Operating revenues	$208,216	$39,040	$—	$247,256
Management fees	1,562	—	(1,562)	—
Gain on disposition of assets, net	4,204	—	—	4,204
Other	503	—	—	503

	214,485	39,040	(1,562)	251,963

Expenses:
Direct expenses	181,206	26,777	—	207,983
Management fees	—	1,562	(1,562)	—
Selling, general, and administrative expenses	13,096	1,827	—	14,923
Equity in net income of consolidated subsidiaries	(7,712)	—	7,712	—
Interest expense	7,688	—	—	7,688

	194,278	30,166	6,150	230,594

Earnings before income taxes	20,207	8,874	(7,712)	21,369
Income taxes	7,386	1,162	—	8,548

Net earnings	$12,821	$7,712	$(7,712)	$12,821

	For the six months ended June 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Operating revenues	$182,581	$32,147	$—	$214,728
Management fees	1,286	—	(1,286)	—
Gain on disposition of assets, net	8,608	—	—	8,608
Other	3,136	8	—	3,144

	195,611	32,155	(1,286)	226,480

Expenses:
Direct expenses	167,765	22,587	—	190,352
Management fees	—	1,286	(1,286)	—
Selling, general, and administrative expenses	13,453	1,479	—	14,932
Equity in net income of consolidated subsidiaries	(5,543)	—	5,543	—
Interest expense	8,367	—	—	8,367

	184,042	25,352	4,257	213,651

Earnings before income taxes	11,569	6,803	(5,543)	12,829
Income taxes	3,737	1,260	—	4,997

Net earnings	$7,832	$5,543	$(5,543)	$7,832

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$13,199	$29	$—	$13,228

Investing activities:
Purchase of property and equipment	(38,106)	—	—	(38,106)
Proceeds from asset dispositions	8,983	—	—	8,983
Proceeds from sale of short-term investments, net	27,491	—	—	27,491
Deposits on aircraft	(11,546)	—	—	(11,546)

Net cash used in investing activities	(13,178)	—	—	(13,178)

Increase in cash and cash equivalents	21	29	—	50
Cash and cash equivalents, beginning of period	1,004	421	—	1,425

Cash and cash equivalents, end of period	$1,025	$450	$—	$1,475

	For the six months ended June 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$432	$211	$—	$643

Investing activities:
Purchase of property and equipment	(61,843)	—	—	(61,843)
Proceeds from asset dispositions	13,321	—	—	13,321
Proceeds from sale of short-term investments, net	58,163	—	—	58,163
Deposits on aircraft	(17,456)	—	—	(17,456)

Net cash used in investing activities	(7,815)	—	—	(7,815)

Financing activities:
Proceeds from line of credit, net	7,600	—	—	7,600

Net cash provided by financing activities	7,600	—	—	7,600

Increase in cash and cash equivalents	217	211	—	428
Cash and cash equivalents, beginning of period	385	435	—	820

Cash and cash equivalents, end of period	$602	$646	$—	$1,248

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007, management’s discussion and analysis, risk factors and other information contained therein.
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
Overview
There was one accident in our Oil and Gas segment and two accidents in the Air Medical segment during the quarter ended June 30, 2008. We believe losses and potential losses from these accidents, including losses from death or injury to persons and damage to or loss of our aircraft, are fully covered by our aviation hull and liability and workers’ compensation insurance policies, subject to retentions. For the quarter ended June 30, 2008, we recorded charges totaling $2.1 million ($1.6 million in our Air Medical segment and $0.5 million in our Oil and Gas segment) related to retentions under our insurance policies relating to these accidents, which were the maximum retentions under the applicable policies. Accordingly, we do not expect to incur any material additional costs directly relating to these accidents. The causes of these accidents are being investigated by the National Transportation Safety Board (“NTSB”). The impact of these accidents on our business or insurance premium costs over the longer term cannot be predicted with any certainty.
Notwithstanding these accidents, we have one of the best safety records in our industry, based on NTSB and the Federal Aviation Administration (“FAA”) data.

Operating revenues for the three months ended June 30, 2008 were $130.1 million, compared to $113.0 million for the three months ended June 30, 2007, an increase of $17.1 million. Oil and Gas operating revenues increased $10.4 million for the quarter ended June 30, 2008, due to an increase in medium and heavy contracted aircraft and increased flight hours. Operating revenues in the Air Medical segment increased $6.6 million due to increased patient transports and rates in the independent provider programs and increased hospital-based activity due to additional contract awards, partially offset by the accidents in the Air Medical segment mentioned above which adversely affected both revenue and cost. Patient transport volume was also adversely affected during June due to the accidents. The volume did resume subsequent to the end of the quarter, to levels just prior to the accidents. We cannot predict the long-term effect on our business, if any. The cost effect is discussed below.
Flight hours for the quarter ended June 30, 2008 were 39,630, compared to 36,628 for the quarter ended June 30, 2007. There were 1,796 increased flight hours in the Air Medical segment due to increased patient transports in the independent provider programs and also due to additional contract awards in the hospital—based programs. The Oil and Gas segment flight hours increased 1,144 hours due to an increase in medium and heavy aircraft flight hours.
Our operating revenues for the three months ended June 30, 2008, in both our Oil and Gas and Air Medical segments, were positively impacted by the previously announced contract awards received near the end of the first quarter. These were discussed in our first quarter Form 10-Q. In addition, during the quarter ended June 30, 2008, we received additional awards which we believe will favorably impact our Oil and Gas segment by approximately 1,500 flight hours per quarter and our Air Medical segment by 150 flight hours per quarter.
Oil and Gas segment’s operating income was $16.9 million for the quarter ended June 30, 2008, compared to $9.5 million for the quarter ended June 30, 2007. The increase of $7.4 million was primarily due to the increase in operating revenues associated with medium and heavy aircraft.
Operating income for the Air Medical segment was $1.0 million for the quarter ended June 30, 2008, compared to $3.9 million for the quarter ended June 30, 2007. The $2.9 million decrease was primarily due to a charge related to our insurance of $1.6 million due to the accidents in the segment during the quarter. The insurance charge is a retention amount in our aviation and workers’ compensation coverages. The aviation insurance cost for this year will approximate the same cost as in the prior year including the current year retention amount. Patient transport volume was also adversely affected during the second quarter due to the accidents discussed above. In addition, there were increases in direct costs due to additional hospital-based contracts and independent provider based programs opened since June 30, 2007.
Net earnings for the quarter ended June 30, 2008 were $6.3 million, or $0.41 per diluted share, compared to $7.2 million for the quarter ended June 30, 2007, or $0.47 per diluted share. Pre-tax earnings were $10.4 million for the quarter ended June 30, 2008, compared to $11.8 million for the same period in 2007. Earnings for the quarter ended June 30, 2008 included a $1.3 million pre-tax gain on dispositions of assets, offset by a charge of $2.1 million related to our aviation insurance and workers’ compensation coverages, of which $1.6 million was from our Air Medical segment and $0.5 million from our Oil and Gas segment. Earnings for the quarter ended June 30, 2007 included a pre-tax gain on disposition of assets, net, of $6.1 million.
Operating revenues for the six months ended June 30, 2008 were $247.3 million, compared to $214.7 million for the same period in 2007, an increase of $32.6 million. Oil and Gas operating revenues increased $19.7 million, due to an increase in medium and heavy contracted aircraft and increased flight hours. Operating revenues in the Air Medical segment increased $12.4 million due increased patient transports and rates in the independent provider programs, and increased hospital-based activity due to additional contract awards.
Flight hours for the six months ended June 30, 2008 were 73,777, compared to 70,114 for the six months ended June 30, 2007. The increase was primarily due to increased flight hours associated with increased patient transports in the independent provider programs and increased hospital-based activity in the Air Medical segment. Oil and Gas segment flight hours increased in the second quarter but decreased in the first quarter, resulting in similar total flight hours year to date. However, there was a shift in flight hours from light aircraft to heavy and medium aircraft resulting in increased revenues in that segment.
Oil and Gas segment’s operating income was $31.9 million for the six months ended June 30, 2008, compared to $17.0 million for the six months ended June 30, 2007. The increase of $14.9 million was primarily due to the increase in operating revenues as described above. Operating income for the Air Medical segment was $1.0 million for the six months ended June 30, 2008, compared to $1.7 million for the six months ended June 30, 2007. The decrease in 2008 compared to 2007 occurred in the second quarter and primarily was due to a charge related to our aviation insurance and workers’ compensation of $1.6 million due to the accidents mentioned above. Patient transport volume was also adversely affected during the second quarter in the Air Medical segment due to the accidents discussed above. In addition, there were increases in direct costs due to additional hospital-based contracts and independent provider programs opened since June 30, 2007.
Net earnings for the six months ended June 30, 2008 were $12.8 million, or $0.84 per diluted share, compared to $7.8 million for the six months ended June 30, 2007, or $0.51 per diluted share. Pre-tax earnings were $21.4 million for the six months ended June 30, 2008, compared to $12.8 million for the same period in 2007. Earnings for the six months ended June 30, 2008 included a pre-tax gain on disposition of assets, net, of $4.2 million and an aggregate insurance charge of $2.1 million as previously mentioned. Earnings for the six months ended June 30, 2007 included a pre-tax gain on disposition of assets, net, of $8.6 million.
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the quarter ended June 30, 2008 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax, or $0.03 per diluted share), and $1.6 million ($0.9 million after tax, or $0.06 per diluted share) for the six months ended June 30, 2008.
We sold or disposed of eight light aircraft that were not in our long term growth plan during the quarter ended June 30, 2008. We plan to sell approximately five additional aircraft in 2008, which will primarily be light aircraft. Following the sale of these light aircraft, we do not believe further sales are needed for the foreseeable future. We have also taken delivery of one light and three medium aircraft during the quarter ended June 30, 2008.
At June 30, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates beginning late 2008 and continuing throughout 2009. We also had orders for 19 medium and light aircraft. Six of these aircraft are planned for service in the Air Medical segment, with the remaining 13 aircraft planned for service in the Oil and Gas segment, although we may assign certain of these to the Air Medical segment when growth opportunities are identified. The total cost of these aircraft is $98.9 million with delivery dates throughout 2008 and 2009. We intend to fund these aircraft from existing cash, short-term investments, and operating leases.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2008 and 2007:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Flight hours:
Oil and Gas	29,748	28,604	54,579	54,690
Air Medical (1)	9,820	8,024	18,495	15,016
Technical Services	62	—	703	408

Total	39,630	36,628	73,777	70,114

Air Medical Transports (2)	5,942	5,650	11,422	10,572

	June 30,
	2008	2007
Aircraft operated at period end:
Oil and Gas	147	163
Air Medical	85	73
Technical Services	4	4

Total (3)	236	240

(1)	Flight hours include 1,882 flight hours associated with hospital-based contracts, compared to 1,097 flight hours in the prior year quarter.

(2)	Represents individual patient transports for the period.

(3)	Includes 15 aircraft as of June 30, 2008 and 12 aircraft as of June 30, 2007 that are customer owned.
Quarter Ended June 30, 2008 compared with Quarter Ended June 30, 2007
Combined Operations
Revenues — Operating revenues for the three months ended June 30, 2008 were $130.1 million, compared to $113.0 million for the three months ended June 30, 2007, an increase of $17.1 million, or 15%. Oil and Gas operating revenues increased $10.4 million for the quarter ended June 30, 2008, due to an increase in medium and heavy contracted aircraft and flight hours. Operating revenues in the Air Medical segment increased $6.6 million due to increased patient transports and rate increases in the independent provider programs, and increased hospital-based activity due to additional contract awards.
Total flight hours were 39,630 for the three months ended June 30, 2008, compared to 36,628 for the three months ended June 30, 2007. Flight hours in the Oil and Gas segment were 29,748 for the three months ended June 30, 2008, compared to 28,604 for three months ended June 30, 2007, an increase of 1,144 flight hours. The increase resulted from an increase in medium and heavy aircraft flight hours, offset in part by decreases in light aircraft flight hours. Air Medical segment flight hours for the three months ended June 30, 2008 were 9,820 compared to 8,024 for the three months ended June 30, 2007, an increase of 1,796 flight hours. This increase was related to higher patient transport volume and increased hospital-based activity mentioned above.

Other Income and Gains — Gain on disposition of assets was $1.3 million for the three months ended June 30, 2008, compared to a gain of $6.1 million for the three months ended June 30, 2007. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.2 million for the three months ended June 30, 2008, compared to $1.5 million for the three months ended June 30, 2007, and primarily represented interest income on unspent proceeds from our April 2006 stock offering. A substantial portion of those proceeds has now been spent on acquiring new aircraft, resulting in the decrease in interest income. In addition recent decreases in interest rates have also affected interest income.
Direct Expenses — Direct operating expense was $109.8 million for the three months ended June 30, 2008, compared to $97.1 million for the three months ended June 30, 2007, an increase of $12.7 million. This increase was due to increases in employee compensation expense ($6.1 million) due primarily to increases in personnel related to additional independent provider programs and hospital-based programs opened or commenced since the second quarter 2007. Employee compensation expense includes a ($0.8 million) charge for workers’ compensation expense related to the accidents previously mentioned. Fuel expense increased ($4.2 million) as a result of rising fuel costs; aircraft warranty costs increased ($2.3 million) due to additional aircraft added to the fleet; and aircraft insurance expense increased (net, $1.0 million). Insurance expense for the quarter included a ($1.3 million) charge related to accidents in the quarter for a retention portion that is fixed for the policy year. Our total aviation insurance cost for 2008 is expected to approximate the same amount as last year. Other items decreased net $0.9 million. These items are discussed in more detail in the Segment Discussion below.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $7.5 million for the three months ended June 30, 2008, compared to $7.4 million for the three months ended June 30, 2007, an increase of $0.1 million.
Interest Expense — Interest expense was $3.9 million for the three months ended June 30, 2008, compared to $4.3 million for the three months ended June 30, 2007. The decrease was due to a decrease in borrowings under our revolving line of credit.
Income Taxes — Income tax expense for the three months ended June 30, 2008 was $4.2 million compared to $4.6 million for the three months ended June 30, 2007. The effective tax rate was 40% for the three months ended June 30, 2008, compared to 39% for the three months ended June 30, 2007.
Earnings — Our net income for the three months ended June 30, 2008 was $6.3 million compared to $7.2 million for the three months ended June 30, 2007. Earnings before income taxes for the three months ended June 30, 2008 were $10.4 million compared to $11.8 million for the same period in 2007. Earnings per diluted share were $0.41 for the current quarter compared to earnings per diluted share of $0.47 for the prior year quarter. We had 15.3 million common shares outstanding during the three months ended June 30, 2008 and June 30, 2007. Included in earnings before tax for the quarter ended June 30, 2008 are gains on disposition of assets of $1.3 million and an insurance charge of $2.1 million representing an aviation insurance retention amount and workers’ compensation cost, as previously discussed. There were $6.1 million of gains on disposition of assets in the second quarter of 2007.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $82.1 million for the three months ended June 30, 2008, compared to $71.7 million for the three months ended June 30, 2007, an increase of $10.4 million or 15%. Flight hours were 29,748 for the current quarter compared to 28,604 for the same quarter in the prior year. The increase in revenue is due to an increase in contracted medium and heavy aircraft and flight hours. There was also an increase in segment revenues due to certain contractual rate increases.

The number of aircraft in the segment was 147 at June 30, 2008, compared to 163 aircraft at June 30, 2007. We have sold or disposed of 19 aircraft in the Oil and Gas segment since June 30, 2007, consisting of ten light and nine medium aircraft. We also transferred nine light aircraft since June 30, 2007 to the Air Medical segment. We have added 12 new aircraft to the Oil and Gas segment since June 30, 2007, consisting of one light, nine medium, and two heavy aircraft. We have a total of 19 aircraft on order for delivery in 2008 and 2009 for the Oil and Gas segment, although certain light aircraft on order may be assigned to the Air Medical segment as growth opportunities are identified.
Direct expense in our Oil and Gas segment was $64.8 million for the three months ended June 30, 2008, compared to $61.8 million for the three months ended June 30, 2007, an increase of $3.0 million. Fuel expenses increased ($3.5 million) as a result of rising fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue. Aircraft warranty costs increased ($1.2 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost is related to an additional warranty that we purchase from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer based on flight hours for the aircraft under warranty, and the manufacturer provides replacement parts required for maintaining the aircraft. There was also an additional charge for workers’ compensation related to the accident in the Oil and Gas segment ($0.5 million). Aircraft parts usage decreased ($1.2 million). Other operating expenses decreased, net ($1.0 million).
Selling, general and administrative expenses were $0.3 million for the three months ended June 30, 2008, compared to $0.4 million for the three months ended June 30, 2007.
Our Oil and Gas segment’s operating income was $16.9 million for the three months ended June 30, 2008, compared to $9.5 million for the three months ended June 30, 2007. The $7.4 million increase was due to the increase in revenues of $10.4 million, offset by the increase in direct expenses of $3.0 million. Operating margins were 21% for the three months ended June 30, 2008, compared to 13% for the three months ended June 30, 2007. The improvement in operating income and margin is primarily due to increased revenues as a result of increased medium and heavy contracted aircraft and flight hours, and also due to contractual rate increases. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $46.3 million for the three months ended June 30, 2008, compared to $39.7 million for the three months ended June 30, 2007, an increase of $6.6 million. The increase was due to the addition of nine independent provider locations since June 30, 2007 that generated $3.2 million for the quarter ended June 30, 2008, the addition of two hospital-based contracts that generated $1.6 million for the quarter, and an increase in patient transports in the remaining independent provider programs that generated an increase of $1.8 million. However, patient transport volume was also adversely affected during June due to the accidents. Subsequent to the end of the quarter, transport volume resumed levels experienced just prior to the accidents. We cannot predict the long-term effect on our business, if any. Total patient transports were 5,942 for the three months ended June 30, 2008, compared to 5,650 for the three months ended June 30, 2007.
Flight hours were 9,820 for the three months ended June 30, 2008, compared to 8,024 for the three months ended June 30, 2007. The number of aircraft in the segment was 85 at June 30, 2008, compared to 73 at June 30, 2007. Since June 30, 2007, we have sold or disposed of four light and four medium aircraft. We added 18 light and two medium aircraft in the Air Medical segment. At June 30, 2008, we had a total of six aircraft on order for delivery in 2008 and 2009 for the Air Medical segment.

Direct expense in our Air Medical segment was $43.3 million for the three months ended June 30, 2008, compared to $33.8 million for the three months ended June 30, 2007. The $9.5 million increase was due to increases in employee compensation costs ($4.4 million) primarily due to an increase in personnel related to additional hospital-based contracts and additional independent provider programs opened since June 30, 2007. Other increases included aircraft warranty costs ($1.1 million) as additional aircraft were added to manufacturers’ warranty programs, fuel expenses ($0.7 million) due to increased fuel costs, aircraft parts usage ($0.6 million), component repair costs ($0.4 million), and other items, net ($0.7 million). There was also an increase in insurance expense ($1.6 million) as a result of a charge for the retention portion of the aviation insurance and a workers’ compensation amount related to accidents in the Air Medical segment in the quarter.
Selling, general and administrative expenses were $2.1 million for the three months ended June 30, 2008, compared to $1.9 million for the three months ended June 30, 2007. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $1.0 million for the three months ended June 30, 2008, compared to $3.9 million for the three months ended June 30, 2007. The operating margin was 2% for the three months ended June 30, 2008, compared to 10% for the three months ended June 30, 2007. This decrease was primarily due to the insurance charge as discussed, the decrease in revenue as a result of the accidents, and the addition of nine independent provider locations.
Operating margins in our Air Medical segment have been lower compared to our other segments. From early 2004 to mid 2006, we substantially increased the number of aircraft and locations in this segment. It takes some time for new locations to grow revenues to a level that will cover their costs and produce operating income. The accidents in this quarter affected direct expense due to the increased insurance costs for the quarter. In addition, flight volume was unfavorably affected following the accidents. Margins in this segment can also be affected by adverse weather conditions, which reduces volume, and by the payor mix.
Technical Services— Technical Services revenues were $1.7 million for the three months ended June 30, 2008, compared to $1.6 million for the three months ended June 30, 2007. Direct expenses in our Technical Services segment were $1.6 million for the three months ended June 30, 2008, compared to $1.5 million for the three months ended June 30, 2007. Our Technical Services segment’s operating income was $0.1 million for the three months ended June 30, 2008 and June 30, 2007.
Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. In addition, the Technical Services segment also conducts flight operations which are unrelated to the other segments. Those flight operations are typically conducted in the first and fourth quarters each year.
Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007
Combined Operations
Revenues — Operating revenues for the six months ended June 30, 2008 were $247.3 million, compared to $214.7 million for the six months ended June 30, 2007, an increase of $32.6 million, or 15%. Oil and Gas operating revenues increased $19.7 million for the six months ended June 30, 2008, due to an increase in medium and heavy contracted aircraft and flight hours offset in part by decreases in light aircraft flight hours. Operating revenues in the Air Medical segment increased $12.4 million due to increased patient transports and rate increases in the independent provider programs, and additional hospital-based contracts. There was an increase in Technical Services operating revenues of $0.5 million.
Total flight hours were 73,777 for the six months ended June 30, 2008, compared to 70,114 for the six months ended June 30, 2007. Flight hours in the Oil and Gas segment were 54,579 for the six months ended June 30, 2008, compared to 54,690 for the six months ended June 30, 2007. Although flight hours remained constant in the Oil and Gas segment for the six months June 30, 2008, flight hours were below 2007 amounts in the first quarter 2008 and above 2007 amounts in the second quarter 2008. Air Medical segment flight hours for the six months ended June 30, 2008 were 18,495 compared to 15,016 for the six months ended June 30, 2007, an increase of 3,479 flight hours. This increase was related to higher patient transport volume in the independent provider programs and an increase due to additional hospital-based contracts in the current year.
Other Income and Gains — Gain on disposition of assets was $4.2 million for the six months ended June 30, 2008, compared to a gain of $8.6 million for the six months ended June 30, 2007. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.5 million for the six months ended June 30, 2008, compared to $3.1 million for the six months ended June 30, 2007, and primarily represented interest income on unspent proceeds from our April 2006 stock offering. A substantial portion of those proceeds have now been spent on acquiring new aircraft, resulting in the decrease in interest income. In addition, recent decreases in interest rates have also affected interest income.
Direct Expenses — Direct operating expense was $208.0 million for the six months ended June 30, 2008, compared to $190.4 million for the six months ended June 30, 2007, an increase of $17.6 million. Direct expense increased $12.7 million in the Air Medical segment and $4.9 million in the Oil and Gas segment.
The increase in total direct expense was due to increases in employee compensation expense ($8.7 million), due to increases in personnel related to additional independent provider programs and additional hospital-based contracts opened or commenced since the second quarter 2007, and also due to a compensation rate increase in all segments. There were also increases in aircraft lease expense ($2.0 million), and increased fuel costs ($6.1 million) as a result of rising fuel costs. Fuel costs in the Oil and Gas segment are invoiced to the customer based on costs above a certain contracted amount and are included in revenue. Insurance expense increased ($0.7 million) as a result of the charge ($1.3 million) related to accidents in the second quarter for a retention portion that is fixed for the policy year. Our total aviation insurance cost for 2008 is expected to approximate the same amount as last year. Other items increased, net ($0.1 million). These items are discussed in more detail in the Segment Discussion below.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $14.9 million for the six months ended June 30, 2008 and June 30, 2007.
Interest Expense — Interest expense was $7.7 million for the six months ended June 30, 2008, compared to $8.4 million for the six months ended June 30, 2007. The decrease was due to a decrease in borrowings under our revolving line of credit.
Income Taxes — Income tax expense for the six months ended June 30, 2008 was $8.5 million compared to $5.0 million for the six months ended June 30, 2007. The effective tax rate was 40% for the six months ended June 30, 2008, compared to 39% for the six months ended June 30, 2007.
Earnings — Our net income for the six months ended June 30, 2008 was $12.8 million compared to $7.8 million for the six months ended June 30, 2007. Earnings before income taxes for the six months ended June 30, 2008 were $21.4 million compared to $12.8 million for the same period in 2007. Earnings per diluted share were $0.84 for the six months ended June 30, 2008, compared to earnings per diluted share of $0.51 for the prior year period. We had 15.3 million common shares outstanding during the six months ended June 30, 2008 and June 30, 2007. Included in earnings before tax for the six months ended June 30, 2008 are gains on disposition of assets of $4.2 million and a $2.1 million charge for our aviation insurance and workers’ compensation as mentioned previously. There were $8.6 million of gains on disposition of assets in the same period of 2007.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $156.7 million for the six months ended June 30, 2008, compared to $137.0 million for the six months ended June 30, 2007, an increase of $19.7 million or 14%. Flight hours were 54,579 for the current year compared to 54,690 for the same period in 2007. Although flight hours for the segment remained constant for the six month period, flight hours increased in the second quarter 2008 compared to the same quarter in the prior year. Additionally, there was a shift in flight hours from light aircraft to heavy and medium aircraft resulting in increased segment revenues.
Direct expense in our Oil and Gas segment was $124.1 million for the six months ended June 30, 2008, compared to $119.2 million for the six months ended June 30, 2007, an increase of $4.9 million. Fuel expenses increased ($5.1 million) as a result of rising fuel costs. Reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue and total fuel cost is included in direct expense. Aircraft warranty costs increased ($2.8 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost is related to an additional warranty that we purchase from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer based on flight hours for the aircraft that are covered under this warranty. In return, the manufacturer provides replacement parts required for maintaining the aircraft. Aircraft parts usage decreased ($3.0 million) due to additional aircraft being on the manufacturer’s warranty program and also due the age of the aircraft fleet that is a result of the recent acquisition of new aircraft. There was also an additional workers’ compensation expense ($0.5 million) related to the accident in Oil and Gas as previously mentioned.
Selling, general and administrative expenses were $0.7 million for the six months ended June 30, 2008, compared to $0.8 million for the six months ended June 30, 2007.
Our Oil and Gas segment’s operating income was $31.9 million for the six months ended June 30, 2008, compared to $17.0 million for the six months ended June 30, 2007. The $14.9 million increase was due to the increase in revenues of $19.7 million, offset by the increase in direct expenses of $4.9 million. Operating margins were 20% for the six months ended June 30, 2008, compared to 12% for the six months ended June 30, 2007. The improvement in operating income and margin is primarily due to increased medium and heavy contracted aircraft and increased flight hours, and also due to contractual rate increases. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $85.6 million for the six months ended June 30, 2008, compared to $73.2 million for the six months ended June 30, 2007, an increase of $12.4 million or 17%. The increase was primarily related to an increase in patient transports and rate increases in the independent provider programs. Patient transports were 11,422 for the six months ended June 30, 2008, compared to 10,572 for the six months ended June 30, 2007. There was also an increase in hospital-based contracts for the period ended June 30, 2008, due to additional contract awards. Flight hours were 18,495 for the six months ended June 30, 2008, compared to 15,016 for the six months ended June 30, 2007.
Direct expense in our Air Medical segment was $80.4 million for the six months ended June 30, 2008, compared to $67.6 million for the six months ended June 30, 2007. The $12.8 million increase was due to increases in employee compensation costs ($6.8 million) primarily due to an increase in personnel related to additional hospital-based contracts and additional independent provider programs opened or commenced since June 30, 2007. Other increases included aircraft warranty costs ($1.6 million) as additional aircraft were added to manufacturers’ warranty programs, fuel expenses ($1.0 million) due to increased fuel costs, aircraft parts usage ($0.6 million), component repair costs ($0.7 million), and other items, net ($0.5 million). There was also an increase in insurance expense ($1.6 million) as a result of a charge for the retention portion of the aviation insurance and a workers’ compensation amount related to accidents in the Air Medical segment in the quarter as previously discussed.
Selling, general and administrative expenses were $4.2 million for the six months ended June 30, 2008, compared to $3.8 million for the six months ended June 30, 2007. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $1.0 million for the six months ended June 30, 2008, compared to $1.7 million for the six months ended June 30, 2007. The operating margin was 1% for the six months ended June 30, 2008, compared to 2% for the six months ended June 30, 2007. This decrease was primarily due to the addition of nine independent provider locations, the insurance charge as discussed, and the decrease in revenue as a result of the accidents.
Operating margins in our Air Medical segment have been lower compared to our other segments. From early 2004 to mid 2006, we substantially increased the number of aircraft and locations in this segment. It takes some time for new locations to grow revenues to a level that will cover their costs and produce operating income. The accidents in this quarter affected direct expense due to the increased insurance expense. In addition, flight volume was unfavorably affected following the accidents. The pilots’ strike also adversely affected progress in achieving better margins in this segment. Margins in this segment can also be affected by adverse weather conditions, which reduces volume, and by the payor mix.
Technical Services— Technical Services revenues were $5.0 million for the six months ended June 30, 2008, compared to $4.5 million for the six months ended June 30, 2007. Direct expenses in our Technical Services segment were $3.5 million for the six months ended June 30, 2008 and June 30, 2007. Our Technical Services segment’s operating income was $1.5 million for the six months ended June 30, 2008, compared to operating income of $1.0 million for the six months ended June 30, 2007.
Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. In addition, the Technical Services segment also conducts flight operations which are unrelated to the other segments. Those flight operations are typically conducted in the first and fourth quarters each year.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, such as the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of our Senior Notes in 2002, which were refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions.
Cash Flow
Our cash position was $1.5 million at June 30, 2008, compared to $1.4 million at December 31, 2007. Short-term investments were $35.5 million at June 30, 2008, compared to $63.0 million at December 31, 2007. Working capital was $166.6 million at June 30, 2008, as compared to $176.6 million at December 31, 2007, a decrease of $10.0 million. The decrease in working capital was primarily a result of a decrease in short-term investments of $27.5 million, an increase in accounts receivable of $14.1 million, an increase in inventory of $3.5 million, an increase in prepaid expenses of $0.7 million, and an increase in accounts payable of $1.3 million. The decrease in short-term investments was due to the acquisition of aircraft. The increase in accounts receivable was due to the increased revenues. Days outstanding for accounts receivable decreased slightly from 77 as of December 31, 2007 to 72 as of June 30, 2008.
Net cash provided by operating activities was $13.2 million for the six months ended June 30, 2008, compared to net cash provided of $0.6 million for the quarter ended June 30, 2007, an increase of $12.6 million. The increase was due in part to an increase in net earnings of $4.9 million, and an increase in deferred taxes of $3.7 million due to the increased earnings. There was also a decrease on gain on asset dispositions of $4.4 million. Capital expenditures were $38.1 million for the six months ended June 30, 2008, compared to $61.8 million for the six months ended June 30, 2007. Capital expenditures for 2008 included $37.1 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2007 included $57.6 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft asset dispositions were $9.0 million for the six months ended June 30, 2008 compared to $13.3 million for the comparable period in 2007.
Credit Facility
We have a $50 million revolving credit facility with a commercial bank that expires on September 1, 2010. At June 30, 2008, we had no borrowings and $5.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2008, we were in compliance with these covenants.
Contractual Obligations
At June 30, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates beginning late 2008 and continuing throughout 2009. We also had orders for 19 medium and light aircraft. Six of these aircraft are planned for service in the Air Medical segment, with the remaining 13 aircraft planned for service in the Oil and Gas segment, although we may assign certain of these to the Air Medical segment as growth opportunities are identified. The total cost of these aircraft is $98.9 million with delivery dates scheduled throughout 2008 and 2009. We intend to fund these aircraft from existing cash, short-term investments, and operating leases.
The table below sets out our contractual obligations as of June 30, 2008 related to our revolving credit facility, operating lease obligations, the 7.125% Senior Notes due 2013, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We currently lease 18 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2008	2009	2010	2011	2012	2012
				(Thousands of dollars)

New aircraft purchase commitments (1)	$226,394	$67,523	$158,871	$—	$—	$—	$—
Existing aircraft lease obligations	168,031	9,540	19,079	19,681	20,949	21,616	77,166
Other lease obligations	20,284	1,776	2,868	2,498	2,080	1,628	9,434
Long-term debt	200,000	—	—	—	—	—	200,000

	$614,709	$78,839	$180,818	$22,179	$23,029	$23,244	$286,600

(1)	These commitments are for aircraft that we intend to fund from existing cash, short-term investments, and operating leases.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 7 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The fair market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2008, the market value of the notes was approximately $188.5 million, based on quoted market indications.
Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including assurance that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At an annual meeting of stockholders on May 6, 2008, the following proposals were adopted by the margins indicated:
1.	To approve an increase in the number of authorized shares of non-voting common stock from 12.5 million to 25 million shares.

For	1,516,580
Against	0
Abstain	0
2.	To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Name of Director	Number of Shares
	For	Withheld

Al A. Gonsoulin	1,500,580	0

Lance F. Bospflug	1,500,580	0

Arthur J. Breault, Jr.	1,500,580	0

C. Russell Luigs	1,500,580	0

Richard H. Matzke	1,500,580	0

Thomas H. Murphy	1,500,580	0

Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
(a) Exhibits
3.1	(i) Composite Articles of Incorporation of the Company (reflecting all amendments through May 6, 2008).
(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
August 7, 2008	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 7, 2008	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer

Index To Exhibits
3.1	(i) Composite Articles of Incorporation of the Company (reflecting all amendments through May 6, 2008).
(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.