Form 10-Q
period 2008-09-30
PHI INC
filed 2008-11-10
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008

Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,448,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$846	$1,425
Short-term investments	35,942	62,970
Accounts receivable — net of allowance:
Trade	115,963	95,111
Other	4,069	2,973
Inventories of spare parts and supplies — net of allowance	59,318	55,831
Other current assets	10,630	11,194
Refundable income taxes	757	525

Total current assets	227,525	230,029

Other	31,675	27,148
Property and equipment, net	520,778	484,119

Total assets	$779,978	$741,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,719	$28,454
Accrued liabilities	35,966	24,942

Total current liabilities	58,685	53,396

Long-term debt	200,000	200,000
Deferred income taxes	64,746	51,644
Other long-term liabilities	6,907	7,587
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock	285	285
Non-voting common stock	1,242	1,242
Additional paid-in capital	291,265	291,037
Accumulated other comprehensive income	86	61
Retained earnings	156,762	136,044

Total shareholders’ equity	449,640	428,669

Total liabilities and shareholders’ equity	$779,978	$741,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues	$135,460	$118,401	$382,716	$333,129
Gain on disposition of assets	249	6,988	4,453	15,596
Other	29	1,119	532	4,263

	135,738	126,508	387,701	352,988

Expenses:
Direct expenses	110,370	101,427	318,353	291,779
Selling, general and administrative expenses	8,368	7,374	23,291	22,306
Interest expense	3,840	3,895	11,528	12,262

	122,578	112,696	353,172	326,347

Earnings before income taxes	13,160	13,812	34,529	26,641
Income taxes	5,263	5,183	13,811	10,180

Net earnings	$7,897	$8,629	$20,718	$16,461

Weighted average shares outstanding:
Basic	15,277	15,288	15,277	15,288
Diluted	15,282	15,306	15,281	15,307

Net earnings per share
Basic	$0.52	$0.56	$1.36	$1.08
Diluted	$0.52	$0.56	$1.36	$1.08
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net earnings	$20,718	$16,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,941	23,201
Deferred income taxes	13,102	9,193
Gain on asset dispositions	(4,453)	(15,596)
Other	689	665
Changes in operating assets and liabilities	(19,582)	(17,457)

Net cash provided by operating activities	30,415	16,467

Investing activities:
Purchase of property and equipment	(55,737)	(97,488)
Proceeds from asset dispositions	9,033	27,488
Purchase of short-term investments	(27,722)	(104,337)
Proceeds from sale of short-term investments	54,750	170,895
Deposits on aircraft	(11,546)	(9,448)

Net cash used in investing activities	(31,222)	(12,890)

Financing activities:
Proceeds from line of credit	3,800	36,450
Payments on line of credit	(3,800)	(40,200)
Proceeds from exercise of stock options	228	—

Net cash provided by (used in) financing activities	228	(3,750)

Decrease in cash and cash equivalents	(579)	(173)
Cash and cash equivalents, beginning of period	1,425	820

Cash and cash equivalents, end of period	$846	$647

Supplemental Disclosures Cash Flow Information
Interest paid	$7,239	$8,263

Income taxes paid	$234	$21

Accrued payables related to purchase of property and equipment	$791	$502

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
Operating revenue from the Oil and Gas segment is derived mainly from long-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Most of our long-term contracts permit early termination by the customer generally without penalty. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Approximately 64% of our total operating revenue was generated by our Oil and Gas operations for the nine months ended September 30, 2008 and 2007.

Air Medical Segment. Our Air Medical segment provides transport services as an independent provider of emergency medical services and, to a lesser extent, under contract with certain hospitals. We operate in 17 states with 88 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. For the nine months ended September 30, 2008 and 2007, approximately 35% and 34% of our total operating revenues were generated by our Air Medical operations, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with the third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute an 18 month historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $39.1 million and $31.9 million as of September 30, 2008 and December 31, 2007, respectively. The allowance for uncompensated care was $19.6 million and $19.1 million as of September 30, 2008 and December 31, 2007, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

					Accounts
	Revenue				Receivable
	Quarter Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts	46%	45%	47%	45%	35%	34%
Provision for uncompensated care	12%	12%	11%	12%	18%	20%
Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Medicaid	11%	10%	11%	9%
Medicare	17%	15%	17%	15%
Insurance	67%	72%	67%	74%
Self Pay	5%	3%	5%	2%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generate approximately 12% of the segment’s revenues.
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

Approximately 2% of our total operating revenues for the nine months ended September 30, 2008 and 2007 were generated by our Technical Services operations.
Summarized financial information concerning our reportable operating segments for the quarter and nine months ended September 30, 2008 and 2007 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$86,689	$76,853	$243,352	$213,843
Air Medical	47,534	39,839	133,105	113,036
Technical Services	1,237	1,709	6,259	6,250

Total operating revenues	135,460	118,401	382,716	333,129

Segment direct expenses (1)
Oil and Gas	68,074	65,805	192,157	185,000
Air Medical	41,125	34,579	121,494	102,220
Technical Services	1,171	1,043	4,702	4,559

Total direct expenses	110,370	101,427	318,353	291,779

Segment selling, general and administrative expenses
Oil and Gas	321	406	976	1,196
Air Medical	2,045	1,882	6,237	5,721
Technical Services	15	12	49	37

Total selling, general and administrative expenses	2,381	2,300	7,262	6,954

Total direct and selling, general and administrative expenses	112,751	103,727	325,615	298,733

Net segment profit
Oil and Gas	18,294	10,642	50,219	27,647
Air Medical	4,364	3,378	5,374	5,095
Technical Services	51	654	1,508	1,654

Total	22,709	14,674	57,101	34,396

Other, net (2)	278	8,107	4,985	19,859
Unallocated selling, general and administrative costs	(5,987)	(5,074)	(16,029)	(15,352)
Interest expense	(3,840)	(3,895)	(11,528)	(12,262)

Earnings before income taxes	$13,160	$13,812	$34,529	$26,641

(1)	Included in direct expense and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Oil and Gas	$3,915	$4,359	$11,394	$13,063
Air Medical	2,054	1,946	6,097	6,568
Technical Services	16	104	135	489

Total	$5,985	$6,409	$17,626	$20,120

Unallocated SG&A	$770	$1,011	$2,315	$3,081

(2)	Including gains on disposition of property and equipment, and other income.
3. Commitments and Contingencies
Environmental Matters — We have recorded an aggregate estimated liability of $0.2 million as of September 30, 2008 and December 31, 2007 for environmental remediation costs that are probable and estimable. We have conducted environmental surveys of our former Lafayette facility, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at the facility. We have installed groundwater monitoring wells at the facility and periodically monitor and report on the contamination. In May 2003, we submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination. In April, 2006 the Site Assessment was updated to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, we will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. Based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, we believe the ultimate remediation costs for the former Lafayette facility will not be material to our consolidated financial position, results of operations, or cash flows.
Legal Matters — We have been named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from November 3, 2008 until June 29, 2009. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
Long-term Debt — The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. At September 30, 2008, the market value of the notes was approximately $167.0 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of September 30, 2008. The recent global credit and financial crisis has caused sharp decreases in demand and market prices for high-yield notes such as ours.
We have a $50 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2010. As of September 30, 2008, we had no borrowings and $5.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2008, we were in compliance with these covenants.
The continued credit crisis and related turmoil in the global financial system may have an impact on our ability to obtain lease financing, or also may impact pricing for such operating leases.
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

At September 30, 2008, we had approximately $191.5 million in aggregate commitments under operating leases of which approximately $5.9 million is payable through December 31, 2008, and a total of $23.0 million is payable over the twelve months ending September 30, 2009. Of the total lease commitments, $171.1 million represents commitments for aircraft, and $20.4 million represents facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments — At September 30, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates throughout 2008 and 2009. We also had orders for 12 medium and light aircraft. Three of these aircraft are planned for service in the Air Medical segment, with the remaining nine aircraft planned for service in the Oil and Gas Segment. The total cost of these aircraft is $76.9 million and delivery dates are scheduled throughout 2008 and 2009. Included in other assets at September 30, 2008 is approximately $19.3 million of security deposits on aircraft.
4. Property and Equipment
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the three months ended September 30, 2008 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax or $0.03 per diluted share), and $2.3 million ($1.4 million after tax or $0.09 per diluted share) for the nine months ended September 30, 2008. The effect of this change for the three and nine months ended September 30, 2007 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax or $0.03 per diluted share).
The Company incurred damages to certain property and equipment as a result of Hurricanes Ike and Gustav. Management is still in the process of assessing the damages; however, it is management’s belief that these damages will be covered by insurance.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at September 30, 2008 and December 31, 2007. Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors when the services are provided. See Note 2 for additional information.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.7 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively.
6. Employees
Union Related Matters — As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a return to work process commenced in January 2007 for those pilots who had not terminated, and this was completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from November 3,

2008 until June 29, 2009. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management is of the opinion that the Company’s claims and defenses have substantial merit.
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the final implementation proposals made by the Company at the end of the collective bargaining negotiations in August 2006. The plan allows us to pay up to 7% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we have accrued an estimated incentive compensation expense of $0.8 million for the nine months ended September 30, 2008. The Company also has a Safety Incentive Bonus. We have accrued $0.4 million for the Safety Incentive Bonus for the nine months ended September 30, 2008.
The management incentive compensation plan was amended August 5, 2008, to include safety components, in addition to certain earnings targets as provided in the prior plan. For 2008, the amended plan provides a potential bonus of 33% of what the prior incentive compensation plan would provide, due to the inclusion of safety factors.
7. Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not anticipate that implementation of SFAS No. 141(R) will have a material impact on the Company’s consolidated financial statements.
The Company adopted SFAS No. 157, “Fair Value Measurements,” beginning in its 2008 fiscal year and there was no material impact to its consolidated financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	September 30, 2008
		Quoted market	Significant Other
		prices in active	Observable Inputs
	Total	markets (Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments	$35,942	—	$35,942

Investments in other assets	3,576	—	3,576

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all noncontrolling interests including any that arose before the effective date. Early adoption is prohibited. Management does not currently expect that implementation of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.
In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate that implementation of SFAS No. 161 will have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. Management does not anticipate that implementation of SFAS No. 162 will have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this statement. Except for those disclosures, earlier application is not permitted. Management does not currently expect that implementation of SFAS No. 163 will have a material impact on the Company’s consolidated financial statements.

8. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters ended September 30, 2008 and September 30, 2007.
At an annual meeting of stockholders on May 6, 2008, the number of authorized shares of non-voting common stock was increased from 12.5 million shares to 25 million shares.
9. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Thousands of dollars)		(Thousands of dollars)
Net earnings	$7,897	$8,629	$20,718	$16,461
SFAS No. 158 adjustment	22	14	25	(12)

Comprehensive income	$7,919	$8,643	$20,743	$16,449

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	September 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$212	$634	$—	$846
Short-term investments	35,942	—	—	35,942
Accounts receivable — net	107,904	12,128	—	120,032
Inventories of spare parts and supplies	59,318	—	—	59,318
Other current assets	10,616	14	—	10,630
Refundable income taxes	757	—	—	757

Total current assets	214,749	12,776	—	227,525

Investment in subsidiaries and other	69,877	—	(69,877)	—
Intercompany receivable	—	65,338	(65,338)	—
Other assets	31,360	315	—	31,675
Property and equipment, net	504,158	16,620	—	520,778

Total assets	$820,144	$95,049	$(135,215)	$779,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,561	$158	$—	$22,719
Accrued liabilities	30,332	5,634	—	35,966
Intercompany payable	65,338	—	(65,338)	—

Total current liabilities	118,231	5,792	(65,338)	58,685

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	52,273	19,380	—	71,653
Shareholders’ Equity:
Paid-in capital	292,792	4,402	(4,402)	292,792
Accumulated other comprehensive income	86	—	—	86
Retained earnings	156,762	65,475	(65,475)	156,762

Total shareholders’ equity	449,640	69,877	(69,877)	449,640

Total liabilities and shareholders’ equity	$820,144	$95,049	$(135,215)	$779,978

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended September 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$117,647	$17,813	$—	$135,460
Management fees	712	—	(712)	—
Gain on disposition of assets, net	249	—	—	249
Other	29	—	—	29

	118,637	17,813	(712)	135,738

Expenses:
Direct expenses	97,117	13,253	—	110,370
Management fees	—	712	(712)	—
Selling, general, and administrative expenses	7,421	947	—	8,368
Equity in net income of consolidated subsidiaries	(2,781)	—	2,781	—
Interest expense	3,840	—	—	3,840

	105,597	14,912	2,069	122,578

Earnings before income taxes	13,040	2,901	(2,781)	13,160
Income taxes	5,143	120	—	5,263

Net earnings	$7,897	$2,781	$(2,781)	$7,897

	For the quarter ended September 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$100,311	$18,090	$—	$118,401
Management fees	723	—	(723)	—
Gain on dispositions of assets, net	6,988	—	—	6,988
Other	1,119	—	—	1,119

	109,141	18,090	(723)	126,508

Expenses:
Direct expenses	89,533	11,894	—	101,427
Management fees	—	723	(723)	—
Selling, general, and administrative expenses	6,607	767	—	7,374
Equity in net income of consolidated subsidiaries	(3,835)	—	3,835	—
Interest expense	3,895	—	—	3,895

	96,200	13,384	3,112	112,696

Earnings before income taxes	12,941	4,706	(3,835)	13,812
Income taxes	4,312	871	—	5,183

Net earnings	$8,629	$3,835	$(3,835)	$8,629

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$325,863	$56,853	$—	$382,716
Management fees	2,274	—	(2,274)	—
Gain on disposition of assets, net	4,453	—	—	4,453
Other	532	—	—	532

	333,122	56,853	(2,274)	387,701

Expenses:
Direct expenses	278,323	40,030	—	318,353
Management fees	—	2,274	(2,274)	—
Selling, general, and administrative expenses	20,517	2,774	—	23,291
Equity in net income of consolidated subsidiaries	(10,493)	—	10,493	—
Interest expense	11,528	—	—	11,528

	299,875	45,078	8,219	353,172

Earnings before income taxes	33,247	11,775	(10,493)	34,529
Income taxes	12,529	1,282	—	13,811

Net earnings	$20,718	$10,493	$(10,493)	$20,718

	For the nine months ended September 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues	$282,892	$50,237	$—	$333,129
Management fees	2,009	—	(2,009)	—
Gain on dispositions of assets, net	15,596	—	—	15,596
Other	4,255	8	—	4,263

	304,752	50,245	(2,009)	352,988

Expenses:
Direct expenses	257,298	34,481	—	291,779
Management fees	—	2,009	(2,009)	—
Selling, general, and administrative expenses	20,060	2,246	—	22,306
Equity in net income of consolidated subsidiaries	(9,378)	—	9,378	—
Interest expense	12,262	—	—	12,262

	280,242	38,736	7,369	326,347

Earnings before income taxes	24,510	11,509	(9,378)	26,641
Income taxes	8,049	2,131	—	10,180

Net earnings	$16,461	$9,378	$(9,378)	$16,461

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$30,150	$265	$—	$30,415

Investing activities:
Purchase of property and equipment	(55,685)	(52)	—	(55,737)
Proceeds from asset dispositions	9,033	—	—	9,033
Proceeds from sale of short-term investments, net	27,028	—	—	27,028
Deposits on aircraft	(11,546)	—	—	(11,546)

Net cash used in investing activities	(31,170)	(52)	—	(31,222)

Financing activities:
Proceeds from exercise of stock options	228	—	—	228

Net cash provided by financing activities	228	—	—	228

(Decrease) increase in cash and cash equivalents	(792)	213	—	(579)
Cash and cash equivalents, beginning of period	1,004	421	—	1,425

Cash and cash equivalents, end of period	$212	$634	$—	$846

	For the nine months ended September 30, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$16,469	$(2)	$—	$16,467

Investing activities:
Purchase of property and equipment	(97,485)	(3)	—	(97,488)
Proceeds from asset dispositions	27,488	—	—	27,488
Sale of short-term investments	66,558	—	—	66,558
Deposits on aircraft	(9,448)	—	—	(9,448)

Net cash used in investing activities	(12,887)	(3)	—	(12,890)

Financing activities:
Payments on line of credit, net	(3,750)	—	—	(3,750)

Net cash used in financing activities	(3,750)	—	—	(3,750)

Decrease in cash and cash equivalents	(168)	(5)	—	(173)
Cash and cash equivalents, beginning of period	385	435	—	820

Cash and cash equivalents, end of period	$217	$430	$—	$647

1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and in Part II Item 1.A. of this report. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our 2007 Form 10-K. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended September 30, 2008 were $135.5 million, compared to $118.4 million for the three months ended September 30, 2007, an increase of $17.1 million. Oil and Gas operating revenues increased $9.8 million for the quarter ended September 30, 2008, due to an increase in medium and heavy contracted aircraft and increased flight hours. Operating revenues in the Air Medical segment increased $7.7 million in the current quarter, compared to the same quarter in 2007, due to increased patient transports and rates in the independent provider programs, and increased hospital-based activity due to additional contract awards.
Flight hours for the quarter ended September 30, 2008 were 39,483, compared to 36,513 for the quarter ended September 30, 2007. The Oil and Gas segment’s flight hours increased 1,730 hours due to an increase in medium and heavy aircraft flight hours. There were 1,240 increased flight hours in the Air Medical segment for the quarter ended September 30, 2008 due to increased patient transports in the independent provider programs and also due to additional contract awards in hospital-based programs.

Flight hours and operating revenue in our Oil and Gas segment were adversely affected by Hurricanes Gustav and Ike. Both our Oil and Gas segment and Air Medical segment in Texas were affected. Following the hurricanes, there was increased flight time as customers were inspecting and repairing their facilities offshore, which in part offset the loss of flight hours from the hurricanes. In addition to affecting flight hours, the Company incurred damages to certain facilities as a result of the hurricanes. Management is still in the process of assessing the damages; however, it is management’s belief that these damages will be covered by insurance.
Oil and Gas segment’s operating income was $18.3 million for the quarter ended September 30, 2008, compared to $10.6 million for the quarter ended September 30, 2007. The increase of $7.7 million was primarily due to the increase in operating revenues associated with medium and heavy aircraft.
Operating income for the Air Medical segment was $4.4 million for the quarter ended September 30, 2008, compared to $3.4 million for the quarter ended September 30, 2007. The $1.0 million increase was primarily due to a $1.5 million pre-tax credit related to the termination of a manufacturer warranty program for a certain model aircraft.
Net earnings for the quarter ended September 30, 2008 were $7.9 million, or $0.52 per diluted share, compared to $8.6 million for the quarter ended September 30, 2007, or $0.56 per diluted share. Pre-tax earnings were $13.2 million for the quarter ended September 30, 2008, compared to $13.8 million for the same period in 2007. The quarter ended September 30, 2008 includes a pretax gain on disposition of assets of $0.2 million, and a pre-tax credit of $1.6 million related to the termination of a manufacturer warranty program for a certain model aircraft. The quarter ended September 30, 2007 includes a pre-tax gain on disposition of assets of $7.0 million.
Operating revenues for the nine months ended September 30, 2008 were $382.7 million, compared to $333.1 million for the same period in 2007, an increase of $49.6 million. Oil and Gas operating revenues increased $29.5 million, due to an increase in medium and heavy contracted aircraft and increased flight hours. Operating revenues in the Air Medical segment increased $20.1 million due to increased patient transports and increased rates in the independent provider programs, and increased hospital-based activity due to additional contract awards.
Flight hours for the nine months ended September 30, 2008 were 113,260, compared to 106,627 for the nine months ended September 30, 2007. The increase was primarily due to increased flight hours associated with increased patient transports in the independent provider programs and increased hospital-based activity in the Air Medical segment and increased heavy and medium aircraft flight hours in the Oil and Gas segment.
The Oil and Gas segment’s operating income was $50.2 million for the nine months ended September 30, 2008, compared to $27.6 million for the nine months ended September 30, 2007. The increase of $22.6 million was primarily due to the increase in operating revenues as described above. Operating income for the Air Medical segment was $5.4 million for the nine months ended September 30, 2008, compared to $5.1 million for the nine months ended September 30, 2007. The increase was primarily due to the increase in operating revenues. Operating income in the Air Medical segment also includes a pre-tax credit of $1.5 million as a result of terminating a manufacturer warranty program for a certain model aircraft, and an insurance charge of $1.6 million related to accidents in the quarter ended June 30, 2008.
Net earnings for the nine months ended September 30, 2008 were $20.7 million, or $1.36 per diluted share, compared to $16.5 million for the nine months ended September 30, 2007, or $1.08 per diluted share. Pre-tax earnings were $34.5 million for the nine months ended September 30, 2008, compared to $26.6 million for the same period in 2007. Earnings for the nine months ended September 30, 2008 included a pre-tax gain on disposition of assets, net, of $4.5 million, an aggregate insurance charge of

$2.1 million related to accidents in the second quarter discussed in our second quarter Form 10-Q, and a $1.6 million credit due to termination of the warranty program for certain aircraft. Earnings for the nine months ended September 30, 2007 included a pre-tax gain on disposition of assets, net, of $15.6 million.
Effective July 1, 2007, we changed the estimated residual value of certain aircraft from 40% to 54%. We believe the revised amounts reflect our historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on our experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the quarter ended September 30, 2008 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax, or $0.03 per diluted share), and $2.3 million ($1.4 million after tax, or $0.09 per diluted share) for the nine months ended September 30, 2008. The effect of this change for the three and nine months ended September 30, 2007 was a reduction in depreciation expense of $0.8 million ($0.5 million after tax or $0.03 per diluted share).
At September 30, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates beginning late 2008 and continuing throughout 2009. We also had orders for 12 medium and light aircraft. Three of these aircraft are planned for service in the Air Medical segment, with the remaining nine aircraft planned for service in the Oil and Gas segment. The total cost of these aircraft is $76.9 million with delivery dates throughout 2008 and 2009. We intend to fund these aircraft from existing cash, short-term investments, and operating leases.
Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2008 and 2007:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Flight hours:
Oil and Gas	29,623	27,893	84,202	82,583
Air Medical (1)	9,860	8,620	28,355	23,636
Technical Services	—	—	703	408

Total	39,483	36,513	113,260	106,627

Air Medical Transports (2)	6,046	5,891	17,468	16,463

	September 30,
	2008	2007
Aircraft operated at period end:
Oil and Gas	152	161
Air Medical	88	72
Technical Services	4	4

Total (3)	244	237

(1)	Flight hours include 2,044 flight hours associated with hospital-based contracts, compared to 1,310 flight hours in the prior year quarter.

(2)	Represents individual patient transports for the period.

(3)	Includes 16 aircraft as of September 30, 2008 and 12 aircraft as of September 30, 2007 that are customer owned.

Results of Operations
Quarter Ended September 30, 2008 compared with Quarter Ended September 30, 2007
Combined Operations
Revenues — Operating revenues for the three months ended September 30, 2008 were $135.5 million, compared to $118.4 million for the three months ended September 30, 2007, an increase of $17.1 million, or 14%. Oil and Gas operating revenues increased $9.8 million for the quarter ended September 30, 2008, due to an increase in medium and heavy contracted aircraft and flight hours. Operating revenues in the Air Medical segment increased $7.7 million due to increased patient transports and rate increases in the independent provider programs, and increased hospital-based activity due to additional contract awards. Technical Services operating revenues decreased $0.5 million.
Total flight hours were 39,483 for the three months ended September 30, 2008, compared to 36,513 for the three months ended September 30, 2007. Flight hours in the Oil and Gas segment were 29,623 for the three months ended September 30, 2008, compared to 27,893 for three months ended September 30, 2007, an increase of 1,730 flight hours. The increase resulted from an increase in medium and heavy aircraft flight hours. Air Medical segment flight hours for the three months ended September 30, 2008 were 9,860 compared to 8,620 for the three months ended September 30, 2007, an increase of 1,240 flight hours. This increase was related to higher patient transport volume and increased hospital-based activity due to additional contract awards mentioned above.
Other Income and Gains — Gain on disposition of assets was $0.2 million for the three months ended September 30, 2008, compared to a gain of $7.0 million for the three months ended September 30, 2007. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was less than $0.1 million for the three months ended September 30, 2008, compared to $1.1 million for the three months ended September 30, 2007, and primarily represented interest income on unspent proceeds from our April 2006 stock offering. A substantial portion of those proceeds has now been spent on acquiring new aircraft, resulting in the decrease in interest income. In addition recent decreases in interest rates have also affected interest income.
Direct Expenses — Direct operating expense was $110.4 million for the three months ended September 30, 2008, compared to $101.4 million for the three months ended September 30, 2007, an increase of $9.0 million. Of this increase, $6.5 million is related to the Air Medical segment. Increases in this segment were primarily related to employee compensation as a result of additional independent provider programs and hospital-based programs that have opened or commenced since the second quarter of 2007 and compensation rate increases. In addition, there were increases in base costs such as outside medical personnel and billing and collection costs. In our Oil and Gas segment, direct expense increased $2.3 million which includes fuel costs and employee compensation rates. Technical Services direct expense also increased $0.2 million. These items are discussed in more detail in the Segment discussion below.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $8.4 million for the three months ended September 30, 2008, compared to $7.4 million for the three months ended September 30, 2007. This increase is due to increased employee compensation expense ($0.5 million), legal fees ($0.3 million), and net of other items, ($0.2 million).
Interest Expense — Interest expense was $3.8 million for the three months ended September 30, 2008, compared to $3.9 million for the three months ended September 30, 2007. The decrease was due to a decrease in borrowings under our revolving line of credit.
Income Taxes — Income tax expense for the three months ended September 30, 2008 was $5.3 million compared to $5.2 million for the three months ended September 30, 2007. The effective tax rate was 40%

for the three months ended September 30, 2008, compared to 38% for the three months ended September 30, 2007.
Earnings — Our net income for the three months ended September 30, 2008 was $7.9 million compared to $8.6 million for the three months ended September 30, 2007. Earnings before income taxes for the three months ended September 30, 2008 were $13.2 million compared to $13.8 million for the same period in 2007. Earnings per diluted share were $0.52 for the current quarter compared to earnings per diluted share of $0.56 for the prior year quarter. The decrease in earnings is primarily due to $7.0 million pre-tax gain on disposition of assets recorded during the quarter ended September 30, 2007. We had 15.3 million common shares outstanding during the three months ended September 30, 2008 and September 30, 2007. Included in earnings before tax for the quarter ended September 30, 2008 is a credit related to the termination of a manufacturer warranty program of $1.6 million, as previously discussed.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $86.7 million for the three months ended September 30, 2008, compared to $76.9 million for the three months ended September 30, 2007, an increase of $9.8 million or 13%. Flight hours were 29,623 for the current quarter compared to 27,893 for the same quarter in the prior year. The increase in revenue is due to an increase in contracted medium and heavy aircraft and flight hours. There was also an increase in segment revenues due to certain contractual rate increases.
Flight hours and operating revenue in our Oil and Gas segment were adversely affected by Hurricanes Gustav and Ike. Following the hurricanes, there was increased flight time as customers were inspecting and repairing their facilities offshore, which in part offset the loss of flight hours from the hurricanes. In addition to affecting flight hours, we incurred damage to some facilities as a result of the hurricanes. This damage is covered by insurance other than deductibles, which is not a material amount.
The number of aircraft in the segment was 152 at September 30, 2008, compared to 161 aircraft at September 30, 2007. We have sold or disposed of 13 aircraft in the Oil and Gas segment since September 30, 2007, consisting of eight light and five medium aircraft. We also transferred eight light aircraft since September 30, 2007 to the Air Medical segment. We have added 12 new aircraft to the Oil and Gas segment since September 30, 2007, consisting of three light, eight medium, and one heavy aircraft. We have a total of 15 aircraft on order for delivery in 2008 and 2009 for the Oil and Gas segment.
Direct expense in our Oil and Gas segment was $68.1 million for the three months ended September 30, 2008, compared to $65.8 million for the three months ended September 30, 2007, an increase of $2.3 million. Fuel expense increased $3.3 million as a result of rising fuel costs. Reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue and total fuel cost is included in direct expense. Employee compensation expense increased $1.2 million primarily due to compensation rate increases. There were decreases in aircraft depreciation ($0.4 million), aircraft insurance ($0.4 million), and aircraft rent ($1.4 million).
Selling, general and administrative expenses were $0.3 million for the three months ended September 30, 2008, compared to $0.4 million for the three months ended September 30, 2007.
Our Oil and Gas segment’s operating income was $18.3 million for the three months ended September 30, 2008, compared to $10.6 million for the three months ended September 30, 2007. The $7.7 million increase was due to the increase in revenues of $9.8 million, partially offset by the increase in direct expenses of $2.3 million. Operating margins were 21% for the three months ended September 30, 2008, compared to 14% for the three months ended September 30, 2007. The improvement in operating income and margin is primarily due to increased revenues as a result of increased medium and heavy contracted aircraft and flight hours, and also due to contractual rate increases. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.

Air Medical — Air Medical segment revenues were $47.5 million for the three months ended September 30, 2008, compared to $39.8 million for the three months ended September 30, 2007, an increase of $7.7 million. The increase was due to the addition of seven independent provider locations since September 30, 2007 ($3.9 million), the addition of two hospital-based contracts ($1.6 million), and an increase in patient transports in the remaining independent provider programs ($1.9 million). Total patient transports were 6,046 for the three months ended September 30, 2008, compared to 5,891 for the three months ended September 30, 2007.
Flight hours were 9,860 for the three months ended September 30, 2008, compared to 8,620 for the three months ended September 30, 2007. The number of aircraft in the segment was 88 at September 30, 2008, compared to 72 at September 30, 2007. Since September 30, 2007, we have sold or disposed of two light and four medium aircraft. We added 22 light and two medium aircraft in the Air Medical segment. At September 30, 2008, we had a total of three aircraft on order for delivery in 2008 and 2009 for the Air Medical segment.
Direct expense in our Air Medical segment was $41.1 million for the three months ended September 30, 2008, compared to $34.6 million for the three months ended September 30, 2007. The $6.5 million increase was due to increases in employee compensation costs ($3.5 million) primarily due to an increase in personnel related to additional hospital-based contracts and additional independent provider programs that have opened or commenced since September 30, 2007, as well as compensation rate increases. Other increases included fuel expenses ($0.7 million) due to increased fuel costs, aircraft parts usage ($0.5 million), and component repair costs ($0.4 million). There were also increases in base costs ($1.5 million), which include fees for outside medical personnel and billing and collection services, and other items, net ($0.4 million). Aircraft warranty costs decreased ($0.6 million) as a result of a $1.5 million pre-tax credit related to the termination of a manufacturer warranty program discussed above.
Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2008, compared to $1.9 million for the three months ended September 30, 2007. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $4.4 million for the three months ended September 30, 2008, compared to $3.4 million for the three months ended September 30, 2007. The operating margin was 9% for the three months ended September 30, 2008, compared to 8% for the three months ended September 30, 2007. The increase in operating income is due to the credit related to cancellation of a manufacturer’s warranty program, as discussed above.
Operating margins in our Air Medical segment have historically been lower compared to our other segments. Since early 2004, we have substantially increased the number of aircraft and locations in this segment. It takes some time for new locations to grow revenues to a level that will cover their costs and produce operating income.
Technical Services— Technical Services revenues were $1.2 million for the three months ended September 30, 2008, compared to $1.7 million for the three months ended September 30, 2007. Direct expenses in our Technical Services segment were $1.2 million for the three months ended September 30, 2008, compared to $1.0 million for the three months ended September 30, 2007. Our Technical Services segment’s operating income was $0.1 million for the three months ended September 30, 2008, compared to $0.7 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007
Combined Operations
Revenues — Operating revenues for the nine months ended September 30, 2008 were $382.7 million, compared to $333.1 million for the nine months ended September 30, 2007, an increase of $49.6 million, or 15%. Oil and Gas operating revenues increased $29.5 million for the nine months ended September 30, 2008, due to an increase in medium and heavy contracted aircraft and flight hours offset in part by decreases in light aircraft flight hours. Operating revenues in the Air Medical segment increased $20.1 million due to increased patient transports and rate increases in the independent provider programs, and increased hospital-based activity due to additional contract awards.
Total flight hours were 113,260 for the nine months ended September 30, 2008, compared to 106,627 for the nine months ended September 30, 2007. Flight hours in the Oil and Gas segment were 84,202 for the nine months ended September 30, 2008, compared to 82,583 for the nine months ended September 30, 2007, an increase of 1,619 flight hours. Air Medical segment flight hours for the nine months ended September 30, 2008 were 28,355 compared to 23,636 for the nine months ended September 30, 2007, an increase of 4,719 flight hours. This increase was related to higher patient transport volume in the independent provider programs and an increase due to increased hospital-based activity due to additional contract awards in the current year.
Other Income and Gains — Gain on disposition of assets was $4.5 million for the nine months ended September 30, 2008, compared to a gain of $15.6 million for the nine months ended September 30, 2007. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.5 million for the nine months ended September 30, 2008, compared to $4.3 million for the nine months ended September 30, 2007, and primarily represents interest income on unspent proceeds from our April 2006 stock offering. A substantial portion of those proceeds have now been spent on acquiring new aircraft, resulting in the decrease in interest income during the nine month period. In addition, recent decreases in interest rates have also affected interest income.
Direct Expenses — Direct operating expense was $318.4 million for the nine months ended September 30, 2008, compared to $291.8 million for the nine months ended September 30, 2007, an increase of $26.6 million. Direct expense increased $19.3 million in the Air Medical segment and $7.2 million in the Oil and Gas segment.
The increase in direct expense was due to increases in employee compensation expense ($13.7 million), due to increases in personnel related to additional independent provider programs and additional hospital-based contracts that have opened or commenced since the second quarter 2007 in our Air Medical segment, and also due to compensation rate increases in all segments. There were also increases in fuel costs ($10.1 million) as a result of rising fuel costs. Reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue and total fuel cost is included in direct expense. Aircraft warranty costs increased ($4.6 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in warranty cost is related to an additional warranty that we purchased from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer for this additional warranty based on flight hours for the aircraft replacement parts required for maintaining the aircraft. This increase was partially offset by a $1.6 million pre-tax credit related to termination of a manufacturer’s warranty program. Aircraft parts usage decreased ($1.7 million) due to additional aircraft being covered under the manufacturer’s warranty program and also due to the decreased average age of the aircraft fleet as a result of the recent acquisition of new aircraft. Other items also decreased, net ($0.1 million). These items are discussed in more detail in the Segment Discussion below.

Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $23.3 million for the nine months ended September 30, 2008, compared to $22.3 million for the nine months ended September 30, 2007. Employee compensation expense increased ($1.4 million), marketing and promotional expense in the Air Medical segment increased ($0.2 million), and other items increased, net ($0.1 million). These increases were offset by a decrease in depreciation expense ($0.7 million).
Interest Expense — Interest expense was $11.5 million for the nine months ended September 30, 2008, compared to $12.3 million for the nine months ended September 30, 2007. The decrease was due to a decrease in borrowings under our revolving line of credit.
Income Taxes — Income tax expense for the nine months ended September 30, 2008 was $13.8 million compared to $10.2 million for the nine months ended September 30, 2007. The effective tax rate was 40% for the nine months ended September 30, 2008, compared to 38% for the nine months ended September 30, 2007.
Earnings — Our net income for the nine months ended September 30, 2008 was $20.7 million compared to $16.5 million for the nine months ended September 30, 2007. Earnings before income taxes for the nine months ended September 30, 2008 were $34.5 million compared to $26.6 million for the same period in 2007. Earnings per diluted share were $1.36 for the nine months ended September 30, 2008, compared to earnings per diluted share of $1.08 for the prior year period. We had 15.3 million common shares outstanding during the nine months ended September 30, 2008 and September 30, 2007. Included in earnings before tax for the nine months ended September 30, 2008 are gains on disposition of assets of $4.5 million, a $2.1 million charge for our aviation insurance and workers’ compensation related to accidents in the quarter ended June 30, 2008, and a $1.6 million credit as a result of termination of a manufacturer’s warranty program for certain aircraft. There were $15.6 million of gains on disposition of assets in the nine months ended September 30, 2007.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $243.4 million for the nine months ended September 30, 2008, compared to $213.8 million for the nine months ended September 30, 2007, an increase of $29.6 million or 14%. Flight hours were 84,202 for the current year compared to 82,583 for the same period in 2007, an increase of 1,619 flight hours. The increase in revenues is due to increases in medium and heavy contracted aircraft and flight hours.
Direct expense in our Oil and Gas segment was $192.2 million for the nine months ended September 30, 2008, compared to $185.0 million for the nine months ended September 30, 2007, an increase of $7.2 million. Fuel expenses increased ($8.4 million) as a result of rising fuel costs. Reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue and total fuel cost is included in direct expense. Aircraft warranty costs increased ($3.7 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost is related to an additional warranty that we purchase from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer for this additional warranty based on flight hours for the aircraft that are covered under this warranty. In return, the manufacturer provides replacement parts required for maintaining the aircraft. Aircraft parts usage decreased ($3.1 million) due to additional aircraft being on the manufacturer’s warranty program and also due to the decreased average age of the aircraft fleet that is a result of the recent acquisitions of new aircraft. There was also a decrease in aircraft depreciation expense ($1.6 million) due to the change in residual values of the aircraft as previously discussed, and other items, net, increased ($0.2 million).
Selling, general and administrative expenses were $1.0 million for the nine months ended September 30, 2008, compared to $1.2 million for the nine months ended September 30, 2007.

Our Oil and Gas segment’s operating income was $50.2 million for the nine months ended September 30, 2008, compared to $27.6 million for the nine months ended September 30, 2007. The $22.6 million increase was due to the increase in revenues of $29.6 million, offset in part by the increase in direct expenses of $7.2 million. Operating margins were 21% for the nine months ended September 30, 2008, compared to 13% for the nine months ended September 30, 2007. The improvement in operating income and margin is primarily due to increased medium and heavy contracted aircraft and increased flight hours, and also due to contractual rate increases. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $133.1 million for the nine months ended September 30, 2008, compared to $113.0 million for the nine months ended September 30, 2007, an increase of $20.1 million or 18%. The increase was primarily related to an increase in patient transports due to the addition of nine independent provider locations and rate increases in the independent provider programs. Patient transports were 17,468 for the nine months ended September 30, 2008, compared to 16,463 for the nine months ended September 30, 2007. There was also an increase in hospital-based contracts for the period ended September 30, 2008, due to additional contract awards. Flight hours were 28,355 for the nine months ended September 30, 2008, compared to 23,636 for the nine months ended September 30, 2007. The increase in flight hours is due to the increased patient transport volume and an increase in hospital-based contracts. Flight hours were adversely affected by the accidents in the second quarter of 2008.
Direct expense in our Air Medical segment was $121.5 million for the nine months ended September 30, 2008, compared to $102.2 million for the nine months ended September 30, 2007. The $19.3 million increase was primarily due to increases in employee compensation costs ($10.6 million) primarily due to an increase in personnel related to additional hospital-based contracts and additional independent provider programs that have opened or commenced since September 30, 2007, as well as compensation rate increases. Fuel expense increased ($1.6 million) due to increased fuel costs, aircraft parts usage increased ($1.2 million), and component repair costs increased ($1.1 million). There was also an increase in insurance expense ($1.6 million) as a result of a charge for the retention portion of the aviation insurance and a workers’ compensation amount related to accidents in the Air Medical segment in the second quarter of 2008. Aircraft warranty costs increased ($1.0 million) including a $1.5 million credit for termination of a manufacturer’s warranty program. Base costs, which include fees for outside medical personnel and billing and collection services, increased ($2.2 million) due to increased revenues and additional locations.
Selling, general and administrative expenses were $6.2 million for the nine months ended September 30, 2008, compared to $5.7 million for the nine months ended September 30, 2007, due to increased employee compensation expenses ($0.3 million) and increased marketing and promotional expenses ($0.2 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $5.4 million for the nine months ended September 30, 2008, compared to $5.1 million for the nine months ended September 30, 2007. The operating margin was 4% for the nine months ended September 30, 2008, compared to 5% for the nine months ended September 30, 2007. This decrease was primarily due to the addition of nine independent provider locations, the insurance charge as discussed, and the decrease in revenue during the second quarter of 2008 as a result of the accidents in the Air Medical segment.
Operating margins in our Air Medical segment have been lower compared to our other segments. Since early 2004, we have substantially increased the number of aircraft and locations in this segment. It takes some time for new locations to grow revenues to a level that will cover their costs and produce operating income. The pilots’ strike also adversely affected progress in achieving better margins in this segment in 2006 and 2007. In addition, the accidents in the second quarter of 2008 increased our direct expenses due to the increased insurance expense and adversely affected flight volume.
Technical Services— Technical Services revenues were $6.3 million for the nine months ended September 30, 2008 and September 30, 2007. Direct expenses in our Technical Services segment were $4.7 million for the nine months ended September 30, 2008, compared $4.6 million for the nine months ended September 30, 2007. Our Technical Services segment’s operating income was $1.5 million for the nine months ended September 30, 2008, compared to operating income of $1.7 million for the nine months ended September 30, 2007.
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
Cash Flow
Our cash position was $0.8 million at September 30, 2008, compared to $1.4 million at December 31, 2007. Short-term investments were $35.9 million at September 30, 2008, compared to $63.0 million at December 31, 2007. Working capital was $168.8 million at September 30, 2008, as compared to $176.6 million at December 31, 2007, a decrease of $7.8 million. The decrease in working capital was primarily a result of a decrease in short-term investments of $27.0 million, an increase in accounts receivable of $22.0 million due to increased revenues, an increase in inventory of $3.5 million, an increase in accrued interest of $3.6 million, and an increase in vacation payable of $1.4 million. The decrease in short-term investments was due to the acquisition of aircraft during the first three quarters of 2008.
Net cash provided by operating activities was $30.4 million for the nine months ended September 30, 2008, compared to $16.5 million for the nine months ended September 30, 2007, an increase of $13.9 million. The increase was due in part to an increase in net earnings of $4.3 million primarily as a result of increased revenues in the Oil and Gas segment. There was an increase in deferred taxes of $3.9 million due to increased earnings, and a decrease on gain on sales of assets of $11.1 million. There was a decrease in depreciation of $3.3 million, primarily due to the change in salvage values of certain aircraft as previously discussed. Capital expenditures were $55.7 million for the nine months ended September 30, 2008 compared to $97.5 million for the nine months ended September 30, 2007. Capital expenditures for 2008 included $48.9 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2007 included $91.0 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft and other sales were $9.0 million for 2008 compared to $27.5 million for 2007.

Credit Facility
We have a $50 million revolving credit facility with a commercial bank that expires on September 1, 2010. At September 30, 2008, we had no borrowings and $5.2 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of September 30, 2008, we were in compliance with these covenants.
The continued credit crisis and related turmoil in the global financial system may have an impact on our ability to obtain lease financing, or also may impact pricing for such operating leases (see Item 1. A. Risk Factors).
Contractual Obligations
At September 30, 2008, we had an order for six additional transport category aircraft at an approximate cost of $127.4 million with delivery dates beginning late 2008 and continuing throughout 2009. We also had orders for 12 medium and light aircraft. Three of these aircraft are planned for service in the Air Medical segment, with the remaining nine aircraft planned for service in the Oil and Gas segment. The total cost of these aircraft is $76.9 million with delivery dates scheduled throughout 2008 and 2009. We intend to fund these aircraft from existing cash, short-term investments, and operating leases.
The table below sets out our contractual obligations as of September 30, 2008 related to our revolving credit facility, operating lease obligations, the 7.125% Senior Notes due 2013, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We currently lease 22 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2008	2009	2010	2011	2012	2012
		(Thousands of dollars)
New aircraft purchase commitments (1)	$204,303	$45,431	$158,872	$—	$—	$—	$—

Existing aircraft lease obligations	171,046	4,966	19,864	20,466	21,734	22,401	81,615

Other lease obligations	20,443	912	3,027	2,674	2,213	1,740	9,877

Long-term debt	200,000	—	—	—	—	—	200,000

	$595,792	$51,309	$181,763	$23,140	$23,947	$24,141	$291,492

(1)	These commitments are for aircraft that we intend to fund from existing cash, short-term investments, and operating leases.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 7 to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The fair market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2008, the market value of the notes was approximately $167.0 million, based on quoted market indications. The recent global credit and financial crisis has caused sharp decreases in demand and market prices for high-yield notes such as ours.
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
Item 1. A. RISK FACTORS
Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.
The global financial crisis and recent decreases in oil and gas prices may have an adverse impact on our business and financial condition in ways that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system and recent decreases in oil and gas prices may have an adverse impact on our business and our financial conditions. We cannot predict our ability to obtain lease financing due to the current credit crisis, and this could limit our ability to fund our future growth and operations. For example, one commercial lender with whom we have executed operating leases in the past is currently not issuing any lease proposals, although this lender expects to return to normal operations in the first quarter of 2009. While we are able to currently obtain proposals and lease financing, we cannot predict future availability nor the effects on pricing for this funding, although we currently expect some increase on pricing.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
(a) Exhibits
3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank

(incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.3	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

10.1	Terms of employment of Lance Bospflug, August 6, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
      PHI, Inc.

November 10, 2008	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 10, 2008	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer