Form 10-K
period 2008-12-31
PHI INC
filed 2009-03-16
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐   No: ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $614,751,172 based upon the last sales prices of the voting and non-voting common stock on June 30, 2008, as reported on the NASDAQ Global Market.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 27, 2009 was:

Voting Common Stock	2,852,616 shares.
Non-Voting Common Stock	12,448,992 shares.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Information Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.
INDEX — FORM 10-K

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
General
Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and U.S. governmental agencies such as the National Science Foundation. We also provide air medical transportation for hospitals and emergency service agencies where we operate as an independent provider of medical services. We also provide helicopter maintenance and repair services to certain customers. At December 31, 2008, we owned or operated approximately 249 aircraft domestically and internationally.
Description of Operations
We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Oil and Gas. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico, Angola, and the Democratic Republic of Congo. We currently operate 153 aircraft in this segment.
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

Most of our Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges up to 495 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations from 50 to 200 miles offshore. (See Item 2 — Properties, for specific information by aircraft model.)
Operating revenue from the Oil and Gas segment is derived mainly from fixed-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operation costs, including costs for pilots and maintenance personnel.
Operating revenues from the Oil and Gas segment accounted for 64%, 64%, and 66% of consolidated operating revenues during the years ended December 31, 2008, 2007, and 2006, respectively.
Air Medical. We provide air medical transportation services for hospitals and emergency service agencies where we operate as an independent provider of medical services in 17 states using approximately 90 aircraft at 73 separate locations. Our Air Medical operations are headquartered in Phoenix, Arizona. The Air Medical segment’s operating revenues accounted for 34%, 34%, and 32% of consolidated operating revenues for the years ended December 31, 2008, 2007, and 2006, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $36.1 million, $31.9 million, and $29.9 million as of December 31, 2008, 2007, and 2006, respectively. The allowance for uncompensated care was $22.5 million, $19.1 million, and $20.1 million as of December 31, 2008, 2007, and 2006, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts	47%	44%	42%	35%	33%	32%
Provision for uncompensated care	11%	12%	12%	20%	20%	22%
Amounts attributable to Medicaid, Medicare, Insurance, and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2008	2007	2006
Medicaid	11%	10%	11%
Medicare	18%	16%	14%
Insurance	67%	71%	70%
Self Pay	4%	3%	5%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generate approximately 8% of the segment’s revenues.
Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operate six aircraft for the National Science Foundation in Antarctica under this segment.

Operating revenues from the Technical Services segment accounted for 2% of consolidated operating revenues for the years ended December 31, 2008, 2007, and 2006.
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
Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Oil and Gas segment and accounted for 14%, 15%, and 17% of operating revenues for the years ended December 31, 2008, 2007, and 2006, respectively. Also, another customer also in our Oil and Gas segment accounted for 13%, 14%, and 10% of operating revenues for the years ended December 31, 2008, 2007, and 2006, respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.
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
Employees
As of December 31, 2008, we employed approximately 2,330 full-time employees and 52 part-time employees, including approximately 690 pilots, 813 aircraft maintenance personnel, and 431 medical support staff.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court approved return to work process began in January 2007 for those pilots who had not already returned to work or terminated, and this was essentially completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from November 3, 2008 until June 29, 2009. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management does not expect the outcome of this litigation to have a material adverse effect on our financial conditions, results of operations, or cash flows.
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
Our operations are affected by adverse weather conditions and seasonal factors.
We are subject to three types of weather-related or seasonal factors:
•	the tropical storm and hurricane season in the Gulf of Mexico;

•	poor weather conditions that often prevail during winter and can develop in any season; and

•	reduced daylight hours during the winter months.
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
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 112 of the 153 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules, or IFR, which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules, or VFR. Not all of our pilots are IFR rated.
We may not be able to obtain acceptable customer contracts covering some of our new helicopters, and there will be a delay between the time that a helicopter is delivered to us and the time that it can begin generating revenues.
Many of our new helicopters used in oil and gas operations may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. In addition, with respect to those helicopters that will be covered by customer contracts when they are placed into service, our contract terms generally are too short to recover our cost of purchasing the helicopter at current rates. Thus, we are subject to the risk that we will be unable to recoup our investment in the helicopters.
Once a new helicopter is delivered to us, we generally spend between two and three months installing mission-specific and/or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us.
There is also a possibility that our customers may request helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
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
Our operations are regulated by a number of federal and state agencies. All of our flight operations are regulated by the Federal Aviation Administration, or FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to workplace health and safety are monitored by the federal Occupational Safety and Health Administration, or OSHA. We are also subject to various federal and state environmental statutes.
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
Our international operations, which represented approximately 4% of our total operating revenues for the year ended December 31, 2008, are subject to a number of risks inherent in operating in lesser developed countries, including:
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
Approximately 64% of our 2008 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies. Our business is highly dependent on the level of activity by oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:
•	the supply of, and demand for, oil and natural gas and market expectations regarding supply and demand;

•	weather-related or other natural causes;

•	actions of OPEC, and Middle Eastern and other oil producing countries, to control prices or change production levels;

•	general economic conditions in the United States and worldwide;

•	war, civil unrest or terrorist activities;

•	governmental regulation; and

•	the price and availability of alternative fuels.

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
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court approved return to work process began in January 2007 for those pilots who had not already returned to work or terminated, and this was essentially completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from November 3, 2008 until June 29, 2009. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management does not expect the outcome of this litigation to have a material adverse effect on our financial conditions, results of operations, or cash flows.
We depend on a small number of large oil and gas industry customers for a significant portion of our revenues, and our credit exposure within this industry is significant.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2008, 14% of our revenues were attributable to our largest customer. We also had a second customer that accounted for 13% of revenues for the year ended December 31, 2008. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
The current credit crisis may have an adverse impact on our business and financial condition in ways that we currently cannot predict.
The continued credit crisis and related turmoil in the global financial system may have an adverse impact on our business and our financial conditions. We cannot predict our ability to obtain lease financing due to the current credit crisis, and this could limit our ability to fund our future growth and operations. While we are able to currently obtain proposals and lease financing, we cannot predict future availability nor the effects on pricing for lease financing. We currently are obtaining operating lease proposals at a cost that is approximately 75 to 100 basis points higher as compared to a year ago.
General economic conditions and recent market events may expose our Company to new risks.
Recent events in the financial markets have contributed to severe volatility in the securities markets, a severe liquidity crisis in the global credit markets, and unprecedented government intervention. In such an environment, significant additional risks may exist for the Company. The recent instability in the financial markets has led the U.S. government to take a number of unprecedented actions designed to support certain financial and other institutions and segments of the financial market that have experienced extreme volatility, and in some cases, a lack of liquidity. There can be no assurance that this intervention will improve market conditions, that such conditions will not continue to deteriorate, or that further government intervention will or will not occur.
Our Chairman of the Board and Chief Executive Officer is also our principal stockholder and has voting control of the Company.
Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 52% of our total voting power. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.
Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.
We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2008, our total long-term indebtedness was $203.0 million, consisting of $200 million of our 7.125% Senior Notes due 2013 and $3.0 million borrowed under our revolving credit facility due 2010. Our debt to equity ratio at December 31, 2008 was 0.45 to 1.00, as compared to 0.47 to 1.00 at December 31, 2007. We also have significant operating lease commitments, detailed in Note 9 to our financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
At December 31, 2008, we had $3.0 million in borrowings and $5.1 million in letters of credit outstanding under our revolving line of credit. As of December 31, 2008, availability for borrowings under our revolving credit facility was $41.8 million.
Our substantial indebtedness could have significant negative consequences to us that you should consider. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

•	increase our vulnerability to general adverse economic and industry conditions and limit our ability to withstand competitive pressures;

•	limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to obtain additional financing for working capital, capital expenditures and other aspects of our business plan.
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
Our stock has a low trading volume.
Our common stock is listed for trading on The NASDAQ Global Market under the symbol “PHIIK” for our non-voting common stock and “PHII” for our voting common stock. Both classes of common stock have low trading volume. As a result, a stockholder may not be able to sell shares of our common stock at the time, in the amounts, or at the price desired.
We do not pay dividends.
We have not paid any dividends on our common stock since 1999 and do not anticipate that we will pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by the indenture governing our 7.125% Senior Notes due 2013. See Note 4 to the Consolidated Financial Statements.
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
In addition, provisions of our by-laws, such as giving the board the exclusive right to fill all board vacancies, could make it more difficult for a third party to acquire control of us. In addition to the provisions contained in our articles of incorporation and by-laws, the Louisiana Business Corporation Law (“LBCL”), includes certain provisions applicable to Louisiana corporations, such as us, which may be deemed to have an anti-takeover effect. Such provisions give stockholders the right to receive the fair value of their shares of stock following a control transaction from a controlling person or group and set forth requirements relating to certain business combinations. Our descriptions of these provisions are only abbreviated summaries of detailed and complex statutes. For a complete understanding of the statutes, you should read them in their entirety.
The LBCL’s control share acquisition statute provides that any person who acquires “control shares” will be able to vote such shares only if the right to vote is approved by the affirmative vote of at least a majority of both (i) all the votes entitled to be cast by stockholders and (ii) all the votes entitled to be cast by stockholders excluding “interested shares.” The control share acquisition statute permits the articles of incorporation or by-laws of a company to exclude from the statute’s application acquisitions occurring after the adoption of the exclusion. Our by-laws do contain such an exclusion; however, our board of directors or stockholders, by an amendment to our by-laws, could reverse this exclusion.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Aircraft
Information regarding our owned and leased aircraft fleet and 16 customer-owned aircraft as of December 31, 2008 is set forth in the following table:

						Appr. Range
Manufacturer	Type	Number in Fleet	Engine	Passengers	Cruise Speed (mph)	(miles)(2)

Light Aircraft
Bell	206 / 407	100	Turbine	4 — 6	130 — 150	300 — 420
Eurocopter	BK-117 / BO-105	8	Twin Turbine	4 — 6	135	255 — 270
Eurocopter	EC-135 (1)	35	Twin Turbine	7	143	382
Aerospatiale	AS350 B2 / B3	23	Turbine	5	140	337 — 385

Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1) / 430 (1)	16	Twin Turbine	8 — 13	115 — 160	300 — 370
Sikorsky	S-76 (1) A++, C+, C++	47	Twin Turbine	12	150	400

Transport Aircraft
Sikorsky	S-92A(1)	11	Twin Turbine	19	160	495

	Total Helicopters	240

Fixed Wing
Rockwell(3)	Aero Commander	2	Turboprop	6	300 — 340	1,200 — 1,600
Lear Jet(4)	31A(1)	1	Turbojet	8	527	1,437
Cessna(4)	Conquest 441 (1)	3	Turboprop	6	330	1,200
Beech(4)	King Air(1)	3	Turboprop	8	300	1,380

	Total Fixed Wing	9

	Total Aircraft	249

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business — Risk Factors, Risks Inherent In Our Business — Our operations are affected by adverse weather conditions and seasonal factors.”

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Aircraft used for corporate purposes.

(4)	Aircraft used in the Air Medical segment.
Of the 249 aircraft listed, we own 210 and lease 23. Additionally, we operate 16 aircraft owned by customers also included in the table above.
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
We also lease property for an Executive and Marketing office in Houston, Texas and 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments

Morgan City (Louisiana)	June 30, 2013	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	Options to extend to June 30, 2018

Intracoastal City (Louisiana)	December 31, 2010	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2010

Houma-Terrebonne Airport (Louisiana)	July 31, 2017	91 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Facility under four separate leases, of which two contain options to extend thru 2027

Galveston (Texas)	May 31, 2021	4 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	February 28, 2013	8 acres	Operational and maintenance facilities, landing pads for 10 helicopters	Facility under three separate leases, of which two contain options to extend thru 2026 and 2028.
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
We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 5,000 square feet of hangar space and 26,000 square feet of office space. These leases have a term to May 31, 2012 and contain options to extend for an additional five years. Other Air Medical bases are located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Texas and Virginia. Other bases for our International and other Air Medical operations are generally furnished by customers.

ITEM 3.	LEGAL PROCEEDINGS
We have been named as a defendant in various legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the OPEIU (the Office and Professional Employees International Union), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from November 3, 2008 until June 29, 2009. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management does not expect the outcome of this litigation to have a material adverse effect on our financial conditions, results of operations, or cash flows.

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

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2008 to March 31, 2008	$33.38	$26.08	$33.18	$28.06
April 1, 2008 to June 30, 2008	42.00	30.50	40.69	32.14
July 1, 2008 to September 30, 2008	42.78	33.65	41.74	35.17
October 1, 2008 to December 31, 2008	39.74	12.20	36.99	8.82
January 1, 2007 to March 31, 2007	$34.10	$23.45	$33.30	$25.03
April 1, 2007 to June 30, 2007	32.16	26.04	30.72	25.02
July 1, 2007 to September 30, 2007	34.00	19.94	34.69	27.02
October 1, 2007 to December 31, 2007	34.49	28.85	35.38	28.39
We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.
In addition, the indenture governing our 7.125% Senior Notes due 2013 restricts the payment of dividends. See Note 4 to the Consolidated Financial Statements.
As of February 27, 2009, there were approximately 837 holders of record of our voting common stock and 58 holders of record of our non-voting common stock.

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
The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Index, and a peer group, assuming the investment of $100 on January 1, 2004, at closing prices on December 31, 2003, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion, and is published daily in the Wall Street Journal. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; Seacor Holdings, Inc.; and Air Methods Corp.
Cumulative Total Returns as of December 31,

Index	2003	2004	2005	2006	2007	2008

PHI	100.00	105.22	126.53	134.69	126.61	57.18
Peer Group	100.00	127.59	158.01	208.34	251.83	145.29
OSX	100.00	131.92	193.87	212.77	321.03	129.21
Russell 2000	100.00	135.25	139.75	163.50	159.01	89.68

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended
	December 31,
	2008	2007	2006	2005	2004
	(Thousands)

Income Statement Data
Operating revenues	$509,514	$446,406	$413,118	$363,610	$291,308
Gain on disposition of assets, net	4,468	34,953	1,910	1,173	2,569
Net earnings (loss) (1) (2) (3)	23,515	28,218	(667)	14,154	3,972
Net earnings (loss) per share
Basic	1.54	1.85	(0.05)	1.76	0.74
Diluted	1.54	1.85	(0.05)	1.76	0.72
Weighted average shares outstanding
Basic	15,295	15,279	13,911	8,040	5,383
Diluted	15,301	15,288	13,911	8,063	5,486

Cash Flow Data
Net cash provided by operating activities	$43,798	$25,226	$30,324	$28,020	$10,905
Net cash used in investing activities	(47,292)	(19,464)	(178,928)	(137,464)	(18,594)
Net cash provided by (used in) financing activities	3,228	(5,157)	146,388	108,947	8,275

Balance Sheet Data (4)
Current assets	$224,620	$230,029	$307,689	$224,265	$128,405
Working capital	173,978	176,633	254,099	162,527	88,716
Property and equipment, net	528,574	484,119	369,465	311,678	253,241
Total assets	777,182	741,296	700,970	549,209	394,173
Total debt	203,000	200,000	205,500	204,300	210,275
Shareholders’ equity	452,396	428,669	400,125	239,051	109,975

(1)	Net earnings in 2008 includes an after tax goodwill impairment charge of $1.6 million related to our Air Medical segment.

(2)	Net earnings in 2007 was impacted due to the pilots’ strike that commenced September 20, 2006.

(3)	Net loss in 2006 includes an after tax charge of $7.7 million related to refinancing of our 9 3/8% Senior Notes.

(4)	As of the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.
Overview
Operating revenues for 2008 were $509.5 million compared to $446.4 million for 2007, an increase of $63.1 million. Oil and Gas operating revenues increased $38.0 million for 2008 due to an increase in medium and heavy contracted aircraft and increased flight hours. Operating revenues in the Air Medical segment increased $25.1 million for 2008 due to increased patient transports in the independent provider programs and additional contract awards in hospital-based programs.
All segments experienced an increase in flight hours in 2008, with total flight hours of 150,686 for 2008 compared to 140,369 for 2007, an increase of 7%. The number of aircraft in service at December 31, 2008 was 249 compared to 237 at December 31, 2007. Seventeen new aircraft were delivered in 2008, nine aircraft were sold or disposed, and four customer-owned aircraft were added to the Air Medical segment.

Oil and Gas segment’s operating profit was $64.7 million for the year ended December 31, 2008, compared to $34.5 million for the year ended December 31, 2007. The increase of $30.2 million was primarily due to the increased operating revenues and higher margins from the increase in transport category and medium aircraft, which primarily serve the Gulf of Mexico deepwater market and attract higher rates. Additionally, 2007 was adversely affected by the pilots’ strike. Our Air Medical segment’s operating income was $5.1 million for the year ended December 31, 2008, compared to operating income of $4.0 million for the year ended December 31, 2007. The $1.1 million increase is due to the increased patient transports in the independent provider programs and additional contract awards in hospital-based programs.
Net earnings for 2008 were $23.5 million, or $1.54 per diluted share, compared to earnings of $28.2 million for 2007, or $1.85 per diluted share. Pre-tax earnings were $38.6 million for 2008 compared to earnings of $45.7 million in 2007. Pre-tax gain on disposition of assets, net, was $4.5 million in 2008, compared to $35.0 million in 2007.
In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. In accordance with Statement of Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” the Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Air Medical segment compared to their book values. The test as of December 31, 2008, indicated that the book values for the Air Medical segment exceeded the fair values of the segment on that basis. The impairment charge is driven by adverse equity market conditions that caused a decrease in current market multiples as of December 31, 2008, compared with the test performed as of December 31, 2007. The charge for goodwill impairment does not impact the Company’s normal business operations. The Company does not have any goodwill recorded at December 31, 2008, after this charge described above.
In the third quarter of 2008, flight hours and revenues in both our Oil and Gas segment in Louisiana and Texas, and Air Medical segment in Texas were adversely affected by Hurricanes Gustav and Ike. Following the hurricanes, there was increased flight time as customers were inspecting and repairing their facilities offshore, although, net, there was a substantial reduction in flight time related to the hurricanes. We also incurred damages to certain facilities as a result of the hurricanes. We believe these damages will be covered by insurance. We also incurred the cost of evacuating our affected Oil and Gas bases and the cost of evacuating aircraft.
On January 4, 2009, there was a fatal accident involving a medium transport helicopter in the Oil and Gas segment. The cause of the accident is unknown and is under investigation by the Company and the National Transportation Safety Board (“NTSB”). The impact of this accident on our business or insurance premium costs over the longer term cannot be predicted with any certainty.
Notwithstanding this accident, we maintain one of the best safety records in our industry, based on NTSB and the Federal Aviation Administration (“FAA”) data.
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
In 2008, we took delivery of one transport category aircraft, four medium aircraft and four light aircraft for service in the Oil and Gas segment. We also took delivery of eight light aircraft for service in the Air Medical segment. At December 31, 2008, we had orders for five additional transport category aircraft, and two light aircraft. We took delivery of the two light aircraft subsequent to December 31, 2008 for service in the Air Medical segment. The remaining aircraft on order are for service in the Oil and Gas segment. We intend to enter into operating leases to fund the remaining aircraft.

Results of Operations
The following table presents segment operating revenues, expenses and earnings (loss) before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2008, 2007 and 2006:

	Year Ended
	December 31,
	2008	2007	2006
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$324,147	$286,118	$270,707
Air Medical	174,739	149,590	133,397
Technical Services	10,628	10,698	9,014

Total operating revenues	509,514	446,406	413,118

Segment direct expenses(1)
Oil and Gas	258,160	250,110	228,797
Air Medical	160,910	137,703	130,412
Technical Services	6,883	6,608	7,063

Total direct expenses	425,953	394,421	366,272
Segment selling, general and administrative expenses
Oil and Gas	1,335	1,531	1,150
Air Medical	8,716	7,883	7,384
Technical Services	76	59	38

Total selling, general and administrative expenses	10,127	9,473	8,572

Total segment direct and selling, general and administrative expenses	436,080	403,894	374,844

Net segment profit (loss)
Oil and Gas	64,652	34,477	40,760
Air Medical	5,113	4,004	(4,399)
Technical Services	3,669	4,031	1,913

Total	73,434	42,512	38,274

Other, net (2)	4,990	40,051	9,946
Unallocated selling, general and administrative expenses	(21,530)	(20,753)	(19,267)
Interest expense	(15,515)	(16,121)	(17,243)
Goodwill impairment charge (3)	(2,747)	—	—
Loss on debt restructuring	—	—	(12,790)

Earnings (loss) before income taxes	$38,632	$45,689	$(1,080)

Flight hours
Oil and Gas	112,341	107,812	119,503
Air Medical	36,732	31,341	29,980
Technical Services	1,613	1,216	1,497

Total	150,686	140,369	150,980

Air Medical Transports	22,647	21,710	20,808

Aircraft operated at period end
Oil and Gas	153	156	164
Air Medical	90	77	68
Technical Services	6	4	4

Total (4)	249	237	236

(1)	Included in segment direct expense and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Year Ended December 31,
	2008	2007	2006
O&G	$15,408	$16,860	$17,332
Air Medical	8,283	8,651	8,937
Tech Services	276	642	162

Total	23,967	26,153	26,431

Unallocated SG&A	$2,977	$3,861	$3,800

(2)	Includes gains on disposition of property and equipment, and other income.

(3)	The $2.7 million goodwill impairment charge is discussed in Management’s Discussion and Analysis.

(4)	Includes 16 aircraft as of December 31, 2008, and 12 aircraft as of December 31, 2007 and 2006 that are customer owned or leased by customers but operated by us.

Year Ended December 31, 2008 compared with Year Ended December 31, 2007
Combined Operations
Operating Revenues — Operating revenues for 2008 were $509.5 million compared to $446.4 million for 2007, an increase of $63.1 million, or 14%. Operating revenues increased in the Oil and Gas segment by $38.0 million primarily due to an increase in contracted medium and heavy aircraft, which primarily serve the Gulf of Mexico deepwater market and attract higher rates, increased flight hours, and also due to the adverse affect of the pilots’ strike on 2007 operating revenues. Operating revenues in the Air Medical segment also increased $25.1 million in 2008 due to increased patient transports in the independent provider programs and additional contract awards in hospital-based programs. These items are discussed in more detail in the Segment Discussion below.
Other Income and Losses — Gain on equipment dispositions were $4.5 million for 2008 compared to $35.0 million for 2007. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs. Other income, which primarily represents interest income on unspent proceeds from our April 2006 stock offering, was $0.5 million for 2008, compared to $5.1 million for 2007. This decrease resulted from a decrease in short-term investments as a substantial portion of these proceeds have now been spent acquiring new aircraft.
Direct Expenses — Direct expense was $425.9 million for 2008 compared to $394.4 million for 2007, an increase of $31.5 million, or 8%. Direct expense in the Air Medical segment increased $23.2 million primarily due to additional hospital-based programs commenced in 2008. We also recorded a $2.7 million pre-tax goodwill impairment charge related to the acquisition of a company related to the Air Medical segment expansion in 2004. Oil and Gas segment direct expense increased $8.0 million due to increased flight hours. There was also a $0.3 million increase in the Technical Services segment direct expenses. These items are discussed in more detail in the Segment Discussion below.
Selling, General and Administrative Expenses — Selling, general and administrative expenses were $31.7 million for 2008 compared to $30.2 million for 2007, an increase of $1.5 million, or 5%. This increase resulted from increased employee costs ($1.8 million), offset by a decrease in other items, net ($0.3 million).
Interest Expense — Interest expense was $15.5 million for 2008, compared to $16.1 million for 2007 due to a decrease in borrowings under our line of credit.
Goodwill Impairment — In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The impairment charge is driven by adverse equity market conditions that caused a decrease in current market multiples as of December 31, 2008, compared with the annual impairment test performed as of December 31, 2007. The charge for goodwill impairment does not impact the Company’s normal business operations. The Company does not have any goodwill recorded at December 31, 2008, after this charge described above.
Income Taxes — Income tax expense for 2008 was $15.1 million, compared to income tax expense of $17.5 million for 2007. The effective tax rate was 39% for 2008, compared to 38% for 2007. The effective tax rate increased 1% in 2008 from 2007. This increase was the result of reduced Federal Hurricane disaster tax credits available in 2008 (0.3%) and increased state income taxes due to legislation providing for a new Texas income tax (0.5%).
Net Earnings — Our net earnings for 2008 were $23.5 million, compared to earnings of $28.2 million for 2007. Earnings before tax for 2008 were $38.6 million compared to earnings before tax of $45.7 million in 2007. Earnings per diluted share were $1.54 for 2008 as compared to earnings per diluted share of $1.85 for 2007. Included in earnings before tax for 2008 are gains on disposition of assets of $4.5 million, compared to $35.0 million for 2007. The increase in net earnings for 2008 is due to increased revenues and earnings of the medium and heavy aircraft in the Oil and Gas segment, as mentioned previously.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues for 2008 were $324.1 million compared to $286.1 million for 2007, an increase of $38.0 million or 13%. The increase was due to an increase in contracted medium and heavy aircraft and increased flight hours and also due to the adverse affect of the pilots’ strike on 2007 operating revenues. Segment flight hours were 112,341 for 2008 compared to 107,812 for 2007, an increase of 4,529 hours.
The number of aircraft in the segment at December 31, 2008 was 153 compared to 156 aircraft at December 31, 2007. In 2008, we sold or disposed of seven aircraft in the Oil and Gas segment, consisting of five light and two medium aircraft. We also transferred three light aircraft to the Air Medical segment and two light aircraft to the Technical Services segment. We have added nine new aircraft to the Oil and Gas segment during 2008, consisting of four light, four medium, and one heavy aircraft. We have a total of five aircraft on order for delivery in 2009 for the Oil and Gas segment. For further information on our aircraft, see Item 2 — Properties contained in this
Form 10-K.
Direct expense in the Oil and Gas segment increased $8.1 million in 2008 compared to 2007 due to increased fuel expenses ($9.5 million) as a result of additional flight hours and rising fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue. Aircraft warranty costs also increased ($4.5 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost is related to an additional warranty that we purchase from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We pay a monthly fee to the manufacturer based on flight hours for the aircraft that are covered under this warranty. In return, the manufacturer provides replacement parts required for maintaining the aircraft. Aircraft parts usage decreased ($3.7 million) due to additional aircraft being on the manufacturer’s warranty program and also due to the decreased average age of the aircraft fleet that is a result of the recent acquisitions of new aircraft. There was also a decrease in aircraft depreciation expense ($1.5 million) due to the change in residual values of the aircraft as previously discussed, and other items, net, decreased ($0.7 million).
Selling, general and administrative expenses were $1.3 million for the year ended December 31, 2008, compared to $1.5 million for the prior year.
Our Oil and Gas segment’s operating income was $64.7 million for the year ended December 31, 2008, compared to $34.5 million for the year ended December 31, 2007. The increase of $30.2 million was due to the increase in operating revenues of $38.0 million, offset by the increase in operating expenses of $8.1 million, for the reasons described above. Operating margins were 20% for the year ended December 31, 2008, compared to 12% for the year ended December 31, 2007. The increase in operating margins was due to the increase in heavy and medium contracted aircraft and flight hours which primarily serve the Gulf of Mexico deepwater market and attract higher rates. In addition, 2007 was adversely affected by the pilots’ strike. Oil and gas prices declined substantially in the second half of 2008, and while we have not experienced any substantial adverse effect to date, we may in the future.
Air Medical — Air Medical segment revenues were $174.7 million for 2008 compared to $149.6 million for 2007, an increase of $25.1 million. The increase was primarily related to the increase in patient transports, which totaled 22,647 for 2008 compared to 21,710 transports for 2007, and increased hospital-based contracts. Flight hours were 36,732 for the year ended December 31, 2008, compared to 31,341 for the year ended December 31, 2007.
The number of aircraft in the segment was 90 at December 31, 2008, compared to 77 at December 31, 2007. In 2008, we transferred three light aircraft to the Air Medical segment from the Oil and Gas segment, and added eight new light aircraft. We also added four customer-owned light aircraft. We sold or disposed of two light aircraft. At December 31, 2008, we had two aircraft on order for the Air Medical segment that have since been delivered.
Direct expense in our Air Medical segment was $160.9 million for 2008 compared to $137.7 million for 2007. The $23.2 million increase was primarily due to increases in employee compensation costs ($12.2 million) primarily due to an increase in personnel related to additional hospital-based contracts and also due in part to employee costs associated with independent provider programs opened or commenced during 2007 and operational for all of 2008. There were also compensation rate increases in the Air Medical segment. Fuel expenses increased ($1.9 million) due primarily to increased fuel costs per gallon, aircraft parts usage increased ($1.2 million), and component repair costs increased ($1.4 million). There was also an increase in insurance expense ($0.7 million) as a result of a charge for the retention portion of the aviation insurance and a workers’ compensation amount related to accidents in the Air Medical segment in the second quarter of 2008. Aircraft warranty costs increased ($1.4 million) net of a $1.5 million credit for termination of a manufacturer’s warranty program. Base costs, which include fees for outside medical personnel and billing and collection services, increased ($4.2 million) due to increased revenues and additional locations. We also recorded a $2.7 million pre-tax goodwill impairment charge related to the acquisition of a company related to the Air Medical segment expansion in 2004.

Selling, general and administrative expenses were $8.7 million for the year ended December 31, 2008, compared to $7.9 million for the year ended December 31, 2007. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $5.1 million for the year ended December 31, 2008, compared to operating income of $4.0 million for the year ended December 31, 2007. Operating margins were 3% in the year ended December 31, 2008 and December 31, 2007. Relative to our Air Medical segment in 2008 and first quarter 2009, we have seen some adverse impact in certain regions due to the current economic conditions.
As discussed in our June 30, 2008, Form 10-Q, there were two accidents in the Air Medical segment during the quarter ended June 30, 2008. We believe losses and potential losses from these accidents, including losses from death or injury to persons and damage to or loss of our aircraft, are fully covered by our aviation hull and liability and workers’ compensation insurance policies, subject to retentions. Accordingly, we do not expect to incur any material additional costs directly relating to these accidents. The National Transportation Safety Board (“NTSB”) published findings on one of these accidents and is continuing to investigate the other. The impact of these accidents on our business or insurance premium costs over the longer term cannot be predicted with any certainty. As mentioned in the Overview, notwithstanding these accidents, we have one of the best safety records in our industry, based on NTSB and the Federal Aviation Administration (“FAA”) data.
Technical Services — Technical Services revenues were $10.6 million for the year ended December 31, 2008, compared to $10.7 million for the year ended December 31, 2007. Direct expense was $6.9 million for the year ended December 31, 2008, compared to $6.6 million for the year ended December 31, 2007.
The Technical Services segment had operating income of $3.7 million for the year ended December 31, 2008, compared to $4.0 million for the year ended December 31, 2007. Operating margins in the Technical Services segment were 35% for the year ended December 31, 2008, compared to 38% for the same period in 2007. Technical Services includes maintenance and repairs performed primarily for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments.
Year Ended December 31, 2007 compared with Year Ended December 31, 2006
Combined Operations
Operating Revenues — Operating revenues for 2007 were $446.4 million compared to $413.1 million for 2006, an increase of $33.3 million, or 8%. Operating revenues increased in the Oil and Gas segment $15.4 million primarily due to an increase in medium and heavy aircraft flight hours and contractual rate increases in our domestic operations. Operating revenues in the Air Medical segment also increased $16.2 million in 2007 due to rate increases and increased patient transports. Revenues in the Technical Services segment increased $1.7 million due to an increase in activity. These items are discussed in more detail in the Segment Discussion below.
Other Income and Losses — Gain on equipment dispositions were $35.0 million for 2007 compared to $1.9 million for 2006. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs. We expect a substantial reduction in this amount prospectively. Other income, which primarily represents interest income on unspent proceeds from our April 2006 stock offering, was $5.1 million for 2007, compared to $8.0 million for 2006. This decrease resulted from a decrease in short-term investments as a substantial portion of these proceeds have now been spent acquiring new aircraft.
Direct Expenses — Direct expense was $394.4 million for 2007 compared to $366.3 million for 2006, an increase of $28.1 million, or 8%. Direct expense in the Oil and Gas segment increased $21.3 million, primarily due to increased employee costs ($7.9 million), aircraft lease expense ($6.2 million), and aircraft warranty costs ($7.2 million). Air Medical direct expense increased $7.3 million due to increased employee costs ($4.4 million), aircraft warranty costs ($1.4 million), and outside services expenses ($2.2 million). Technical Services direct expense decreased $0.5 million. These items are discussed in more detail in the Segment Discussion below.
Selling, General and Administrative Expenses — Selling, general and administrative expenses were $30.2 million for 2007 compared to $27.8 million for 2006, an increase of $2.4 million, or 9%. This increase resulted from increased employee costs ($1.0 million), franchise taxes ($0.4 million), outside services ($0.2 million) primarily related to the Air Medical segment, legal fees ($0.3 million), and other items, net ($0.5 million).
Interest Expense — Interest expense was $16.1 million for 2007, compared to $17.2 million for 2006 due to a decrease in borrowings under our line of credit.
Income Taxes — Income tax expense for 2007 was $17.5 million, compared to income tax benefit of $0.4 million for 2006. The effective tax rate was 38% for 2007 and 2006.
Net Earnings — Our net earnings for 2007 was $28.2 million, compared to a net loss of $0.7 million for 2006. Earnings before tax for 2007 were $45.7 million compared to losses before tax of $1.1 million in 2006. Earnings per diluted share were $1.85 for 2007 as compared to losses per diluted share of $0.05 for 2006. Included in earnings before tax for 2007 are gains on disposition of assets of $35.0 million, compared to $1.9 million for 2006. The loss for 2006 included a loss on debt restructuring charge of $12.8 million related to the early call premium and associated costs for redemption of our 9 3/8% Senior Notes.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues for 2007 were $286.1 million compared to $270.7 million for 2006, an increase of $15.4 million or 6%. The increase was due to an increase in medium and heavy aircraft flight hours and contractual rate increases. These increases were partially offset by a decrease in light aircraft flight hours due to competitive pricing pressures. Segment revenues were also adversely affected by less than optimal pilot staffing levels due to the residual effects of the strike and competition for pilots from the military and other companies. Segment flight hours were 107,812 for 2007 compared to 119,503 for 2006, a decrease of 11,691 hours. The number of aircraft in the segment at December 31, 2007 was 156 compared to 164 aircraft at December 31, 2006. In 2007, we sold or disposed of 22 aircraft in the Oil and Gas segment, consisting of nine light, nine medium and four heavy aircraft. We also transferred three light aircraft to the Air Medical segment. We added 17 new aircraft to the Oil and Gas segment during 2007, consisting of five light, 10 medium, and two heavy aircraft. We had a total of 32 aircraft on order for delivery in 2008 and 2009 for the Oil and Gas segment, although we transferred eight of the light aircraft on order to the Air Medical segment in 2008 as growth opportunities materialized. For further information on our aircraft, see Item 2 — Properties contained in this Form 10-K.
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
Our Oil and Gas segment’s operating income was $34.5 million for the year ended December 31, 2007, compared to $40.8 million for the year ended December 31, 2006. The decrease of $6.3 million was due to the increase in operating expenses of $21.3 million, partially offset by the increase in operating revenues of $15.4 million, for the reasons described above. Operating margins were 12% for the year ended December 31, 2007, compared to 15% for the year ended December 31, 2006, primarily due to pilot staffing levels resulting in reduced flight hours and lower revenues and increases in certain direct expenses, such as pilot overtime costs and other contract labor costs.
Air Medical — Air Medical segment revenues were $149.6 million for 2007 compared to $133.4 million for 2006, an increase of $16.2 million. The increase was primarily related to rate increases and an increase in patient transports, which totaled 21,710 for 2007 compared to 20,808 transports for 2006. Flight hours were 31,341 for the year ended December 31, 2007, compared to 29,980 for the year ended December 31, 2006. The number of aircraft in the segment was 77 at December 31, 2007, compared to 68 at December 31, 2006. In 2007, we transferred three light aircraft to the Air Medical segment from the Oil and Gas segment, and added 12 new aircraft, consisting of 11 light and one fixed wing aircraft. We sold four medium and two light aircraft. At December 31, 2007, we had a total of four aircraft on order for delivery in 2008 for the Air Medical segment.
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
Our Air Medical segment’s operating income was $4.0 million for the year ended December 31, 2007, compared to an operating loss of $4.4 million for the year ended December 31, 2006. Operating margins increased to 3% in the year ended December 31, 2007, compared to a loss in the same period in 2006. Segment revenues and expenses were affected in 2006 by the pilots’ strike. The increases in the current year in operating income and margin are a result of recovery from the effects of the strike, along with rate increases initiated in 2007 and increased patient transports related to the expansion of new locations in the segment from 2005 to 2007. Operating margins were lower in this segment compared to our other segments as it takes some time for these new locations to grow revenues to a level that will cover their costs and produce operating income. Operating margins may also be affected by the mix of payors in any period.
Technical Services — Technical Services revenues were $10.7 million for the year ended December 31, 2007, compared to $9.0 million for the year ended December 31, 2006. The $1.7 million increase was due to increased activity in the segment.
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
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of our Senior Notes in 2002, which were refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions. The continued credit crisis and related turmoil in the global financial system may have an adverse impact on our business and our financial condition. We cannot predict our ability to obtain lease financing due to the current credit crisis, and this could limit our ability to fund our future growth and operations. While we are able to currently obtain proposals and lease financing, we cannot predict future availability nor the effects on pricing for lease financing. We currently are obtaining operating lease proposals at a cost that is approximately 75 to 100 basis points higher as compared to a year ago.

Cash Flow
Our cash position was $1.2 million at December 31, 2008, compared to $1.4 million at December 31, 2007. Short-term investments were $42.1 million at December 31, 2008, compared to $63.0 million at December 31, 2007. Working capital was $174.0 million at December 31, 2008, as compared to $176.6 million at December 31, 2007, a decrease of $2.6 million. The decrease in working capital was primarily a result of a decrease in short-term investments of $20.9 million, an increase in accounts receivable of $13.3 million due to increased revenues, an increase in inventory of $2.4 million, and a decrease in accounts payable and accrued expenses of $2.8 million. The decrease in short-term investments was due to the acquisition of aircraft.
Net cash provided by operating activities was $43.8 million for 2008, compared to $25.2 million for 2007, an increase of $18.6 million. This increase was due to an increase in cash provided from operations, primarily as a result of increased earnings from the Oil and Gas segment.
Net cash used in investing activities was $47.3 million for 2008, compared to $19.5 million for 2007, an increase of $27.8 million. Capital expenditures were $77.6 million for 2008 compared to $159.7 million for 2007. Capital expenditures for 2008 included $69.0 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2007 included $149.3 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft and other sales were $18.4 million for 2008 compared to $58.1 million for 2007.
In 2008, we funded new aircraft deliveries with cash or short term investments for twelve aircraft for a total cost of $43.3 million, and we funded with operating leases five new aircraft deliveries with aircraft cost of $58.2 million. In 2007, we funded new aircraft deliveries with cash or short term investments for 27 aircraft for a total cost of $131.5 million, and we funded with operating leases three new aircraft deliveries with aircraft cost of $45.4 million.
Financing Activities
In December 2008, we executed an operating lease for three aircraft. We took delivery in early 2009 of two light aircraft, which we purchased. We expect to fund the remaining five 2009 aircraft deliveries with operating leases. The first of these deliveries is scheduled for March 2009, and we have received proposals for that funding. In general, the rates for operating leases have increased approximately 75 to 100 basis points compared to conditions prior to the credit market crisis.
Credit Facility
We have a $50 million revolving credit facility with a commercial bank that expires on September 1, 2010. At December 31, 2008, there were $3.0 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2008, we were in compliance with these covenants.
Contractual Obligations
The table below sets out our contractual obligations as of December 31, 2008 related to operating lease obligations, credit facility, and the 7.125% Senior Notes due 2013. The operating leases are not recorded as liabilities on the balance sheet, but payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, or covenants which, if violated, accelerate the payment of that obligation. We currently lease 23 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2009	2010	2011	2012	2013	2013
	(Thousands of dollars)
Aircraft lease obligations	191,410	22,823	23,424	24,692	25,360	25,725	69,386
Other lease obligations	20,186	3,257	2,891	2,364	1,761	1,374	8,539
Long term debt	203,000	—	3,000	—	—	200,000	—

	$414,596	$26,080	$29,315	$27,056	$27,121	$227,099	$77,925

Estimated interest costs on the debt obligations set forth above, without considering any additional debt that may be obtained relative to purchase commitments for aircraft, are $14.2 million for our Senior Notes for 2009 and each successive year through 2013, including amortization of debt issuance costs, and $0.1 million for borrowing under our credit facility for 2009, and less than $0.1 million for 2010.
At December 31, 2008, we had an order for five additional transport category aircraft, with scheduled delivery dates throughout 2009. The approximate cost for these aircraft is $107.2 million. We intend to fund these aircraft with operating leases.
At December 31, 2008, we also had orders for two additional light aircraft with a total cost of $7.8 million. These aircraft were delivered in January 2009, and we purchased them using our short-term investments.
We believe that cash flow from operations will be sufficient to fund operating requirements and required interest payments on our long-term debt for the next twelve months. We have capital requirements for aircraft on order totaling $107.2 million in 2009, which we intend to fund with operating leases.
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
Revenues related to Air Medical services are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when services are provided. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute an 18 month historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. For the year ended December 31, 2008, as a percent of gross billings, we wrote off 3% more as compared to the year ended December 31, 2007. There were no material adjustments to the estimated amounts recorded for the years ended December 31, 2007 and 2006.
We maintain a significant parts inventory to service our own aircraft along with the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components and reworked to a useable condition. We use systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If our valuation of these parts should be significantly different from amounts ultimately realizable or if we discontinue using or servicing certain aircraft models, then we may have to record a write-down of our inventory. We also record provisions against inventory for obsolete and slow-moving parts, relying principally on specific identification of such inventory. If we fail to identify such parts, additional provisions may be necessary.
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
Goodwill
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS No. 142, goodwill is reviewed for impairment annually, as of December 31 for the most recent completed fiscal year, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Air Medical segment compared to their book values. The test as of December 31, 2008, indicated that the book values for the Air Medical segment exceeded the fair values of the segment on that basis. The impairment charge is primarily driven by adverse equity market conditions that caused a decrease in current market multiples as of December 31, 2008, compared with the test performed as of December 31, 2007. The Company does not have any goodwill recorded at December 31, 2008, after this charge described above.
New Accounting Pronouncements
For a discussion of new accounting pronouncements applicable to the Company, see Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the past we made limited use of derivative financial instruments to manage interest rate risk. When used, all derivatives for interest rate risk management were closely monitored by our senior management. We do not hold derivatives for trading purposes and we do not use derivatives with leveraged or complex features. Derivative instruments were transacted either with creditworthy major financial institutions or over national exchanges. The Company has not engaged in activities involving financial derivatives during the years 2008, 2007, and 2006.
The market value of the Senior Notes will vary as changes occur in market interest rates, the remaining maturity of the Senior Notes, and our credit-worthiness. At December 31, 2008, the market value of the Notes was $118.0 million. A hypothetical 100 basis-point increase in the Senior Notes imputed rate at December 31, 2008 would have resulted in a market value decline of approximately $4.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 16, 2009

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,159	$1,425
Short-term investments	42,121	62,970
Accounts receivable — net
Trade	104,912	95,111
Other	6,510	2,973
Inventories of spare parts — net	58,249	55,831
Other current assets	10,687	11,194
Income taxes receivable	982	525

Total current assets	224,620	230,029
Other	23,988	27,148
Property and equipment — net	528,574	484,119

Total Assets	$777,182	$741,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,449	$28,454
Accrued liabilities	25,193	24,942

Total current liabilities	50,642	53,396

Long-term debt	203,000	200,000
Deferred income taxes	65,175	51,644
Other long-term liabilities	5,969	7,587
Commitments and contingencies (Note 9)

Shareholders’ Equity:
Voting common stock — par value of $0.10;
12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock — par value of $0.10;
Shares authorized:
2008 — 25,000,000; 2007 — 12,500,000;
Issued and outstanding:
2008 — 12,448,992; 2007 — 12,438,992	1,245	1,244
Additional paid-in capital	291,262	291,035
Accumulated other comprehensive income	45	61
Retained earnings	159,559	136,044

Total shareholders’ equity	452,396	428,669

Total Liabilities and Shareholders’ Equity	$777,182	$741,296

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Operating revenues	$509,514	$446,406	$413,118
Gain on disposition of assets, net	4,468	34,953	1,910
Other, principally interest income	522	5,098	8,036

	514,504	486,457	423,064

Expenses:
Direct expenses	425,953	394,421	366,272
Selling, general and administrative expenses	31,657	30,226	27,839
Interest expense	15,515	16,121	17,243
Goodwill impairment charges	2,747	—	—
Loss on debt restructuring	—	—	12,790

	475,872	440,768	424,144

Earnings (loss) before income taxes	38,632	45,689	(1,080)
Income tax expense (benefit)	15,117	17,471	(413)

Net earnings (loss)	$23,515	$28,218	$(667)

Earnings (loss) per share:
Basic	$1.54	$1.85	$(0.05)
Diluted	$1.54	$1.85	$(0.05)

Weighted average shares outstanding:
Basic	15,295	15,279	13,911
Diluted	15,301	15,288	13,911
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 2005	2,853	$285	7,418	$742	$129,531	$—	$108,493	$239,051

Net loss	—	—	—	—	—	—	(667)	(667)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	77	—	77

Total comprehensive loss								(590)
Stock issuance, net	—	—	4,867	487	160,235	—	—	160,722
Stock options exercised	—	—	139	13	929	—	—	942

Balance at December 31, 2006	2,853	285	12,424	1,242	290,695	77	107,826	400,125

Net earnings	—	—	—	—	—	—	28,218	28,218
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(16)	—	(16)

Total comprehensive income								28,202
Stock options exercised	—	—	15	2	340	—	—	342

Balance at December 31, 2007	2,853	285	12,439	1,244	$291,035	61	136,044	428,669

Net earnings	—	—	—	—	—	—	23,515	23,515
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(16)	—	(16)

Total comprehensive income								23,499
Stock options exercised	—	—	10	1	227	—	—	228

Balance at December 31, 2008	2,853	$285	12,449	$1,245	$291,262	$45	$159,559	$452,396

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Operating activities:
Net earnings (loss)	$23,515	$28,218	$(667)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	26,944	30,047	30,297
Goodwill impairment	2,747	—	—
Deferred income taxes	13,531	16,498	(1,631)
Gain on asset dispositions	(4,468)	(34,953)	(1,910)
Loss on debt restructuring	—	—	12,790
Other	922	868	806
Changes in operating assets and liabilities:
Accounts receivable	(13,338)	(8,790)	1,985
Inventories	(2,418)	(1,492)	(7,473)
Income taxes receivable	(457)	110	(213)
Other assets	1,208	(1,824)	177
Accounts payable and accrued liabilities	(2,754)	(2,100)	(6,679)
Other long-term liabilities	(1,634)	(1,356)	2,842

Net cash provided by operating activities	43,798	25,226	30,324

Investing activities:
Purchase of property and equipment	(77,590)	(159,715)	(123,253)
Proceeds from asset dispositions	18,394	58,105	36,809
Purchase of short-term investments	(43,976)	(134,241)	(186,339)
Proceeds from sale of short-term investments	64,826	224,685	99,450
Other	(8,946)	(8,298)	(5,595)

Net cash used in investing activities	(47,292)	(19,464)	(178,928)

Financing activities:
Proceeds of debt issuance — Senior Notes	—	—	200,000
Premium and costs to retire debt early	—	—	(10,208)
Repayment of Senior Notes	—	—	(200,000)
Debt issuance costs	—	—	(4,857)
Payments on long-term debt	—	—	(1,000)
Proceeds from line of credit	15,800	37,200	181,900
Payments on line of credit	(12,800)	(42,700)	(179,700)
Proceeds from stock issuance	—	—	161,155
Less related fees and expenses	—	—	(433)
Proceeds from exercise of stock options	228	343	—
Other	—	—	(469)

Net cash provided by (used in) financing activities	3,228	(5,157)	146,388

(Decrease) increase in cash and cash equivalents	(266)	605	(2,216)
Cash and cash equivalents, beginning of year	1,425	820	3,036

Cash and cash equivalents, end of year	$1,159	$1,425	$820

Supplemental Disclosures Cash Flow Information

Accrued payables related to purchases of property and equipment	$1,510	$1,906	$—

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Basis of Consolidation, and Other General Principles

Since its inception, PHI, Inc.’s primary business has been to transport personnel and, to a lesser extent, parts and equipment, to, from and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. The Company also provides air medical transportation services for hospitals and medical programs, and aircraft maintenance services to third parties.

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

Significant Estimates Include:
Allowance for doubtful accounts,
Estimates of contractual allowances applicable to billings in the Air Medical segment,
Valuation reserve related to obsolete and excess inventory,
Depreciable lives and salvage values of property and equipment,
Valuation allowance for deferred tax assets,
Insurance reserves for hull liability, health care insurance claims, and workers’ compensation liability
Impairment of long-lived assets.
Cash Equivalents

The Company considers cash equivalents to include demand deposits. Substantially all of the Company’s cash and cash equivalents are maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Short-term Investments

Short-term investments consist primarily of investment funds, which represent funds available for current operations. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available for sale. The Company has not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at December 31, 2008 and 2007.
Investments included in Other Assets as detailed in Note 7 are comprised of mutual funds. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.

Inventories of Spare Parts

The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $7.9 million and $7.5 million at December 31, 2008 and 2007, respectively.

Property and Equipment

The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. Leasehold improvements are amortized over the shorter of the life of the respective lease, or the asset, and range from six to ten years. The salvage value used in calculating depreciation of aircraft ranges from 25% to 54%. The Company uses accelerated depreciation methods for tax purposes. The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the asset. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.

Effective July 1, 2007, the Company changed the estimated residual value of certain aircraft from 40% to 54%. The Company believes the revised amounts reflect its historical experience and more appropriately match costs over the estimated useful lives and salvage values of these assets. The change in residual values of certain aircraft was based on the Company’s experience in sales of such aircraft and industry data which indicated that these aircraft were retaining on average a salvage value of at least 54% by model type. The effect of this change for the year ended December 31, 2007 was a reduction in depreciation expense of $1.6 million ($1.0 million after tax or $0.07 per diluted share).

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

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention is $250,000 per claim through December 31, 2008. As of December 31, 2008 and 2007, the Company had $1.7 million and $1.5 million, respectively, of accrued liabilities related to health care claims.

The Company has an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2008 and 2007 totaled $3.1 million and $1.5 million,

respectively. The financial position and operations of the insurance captive were not significant in 2008 nor 2007. The captive is fully consolidated in the accompanying financial statements.
Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of short-term investments and trade accounts receivable. Short-term investments at December 31, 2008 were invested in a U.S. government money market fund, which invests primarily in treasury bills. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2008.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts in the Oil and Gas and Technical Services segments was $0.1 million at December 31, 2008 and 2007. The Company’s two largest oil and gas customers accounted for 27% of consolidated operating revenues for years ended December 31, 2008, 2007, and 2006, respectively. The Company also carried accounts receivable from these same customers totaling 20% and 22% of net trade receivables on December 31, 2008 and 2007, respectively.

Trade receivables representing amounts due pursuant to air medical services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary.

Stock Compensation

Effective January 1, 2006, the Company adopted the accounting policies described in SFAS No. 123 (R), “Share Based Payment.” The Company chose to use the modified prospective method of transition, and accordingly, no adjustments to prior period financial statements were made. SFAS No. 123 (R) superseded Accounting Principles Board (“APB’’) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Prior to January 1, 2006, the Company accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. In September 2001, the Company underwent a change of control and as a result, all awards issued prior to the change of control became fully vested. The Company has not issued any shares, options, or rights under its stock plan since 2001. As no employee stock options were granted in 2008 and 2007, the adoption of SFAS No. 123 (R) had no impact on the Company’s results of operations for the years ended December 31, 2008 and 2007.

Stock-based employee compensation expense relates to restricted stock grants and stock options that were settled for cash. The employee compensation expense for stock grants and options settled for cash was $0 for 2008, 2007, and 2006. There have been no stock awards granted since 2001.

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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”),” which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On January 1, 2007, the Company adopted the provisions of FIN No. 48. Based on the Company’s evaluation, the Company concluded that there are no material uncertain tax positions, either individually or in the aggregate, requiring recognition in their financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001 to 2006, the tax years which remained subject to examination by major tax jurisdictions.

Based on a review and evaluation at December 31, 2008, it was determined that there are no material tax positions requiring recognition for the current tax year. The Company’s evaluation was performed for the tax years ended December 31, 2004 to 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

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

Derivative Financial Instruments

The Company has not engaged in activities involving financial derivatives during the years 2008, 2007, and 2006.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not anticipate that implementation of SFAS No. 141(R) will have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	December 31, 2008
		Quoted market	Significant Other
		prices in active	Observable Inputs
	Total	markets (Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments	$42,121	—	$42,121

Investments included in other assets	3,297	—	3,297

Total	$45,418	—	$45,418

The Company holds its short-term investments in an investment fund consisting mainly of government backed securities, which is classified as a short-term investment. Investments included in other assets consist mainly of multiple investment funds that are highly liquid and diversified.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all noncontrolling interests including any that arose before the effective date. Early adoption is prohibited. Management does not currently expect that implementation of SFAS No. 160 will have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Management does not anticipate that implementation of FSP No. 157-2 will have any impact on the Company’s consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate that implementation of SFAS No. 161 will have any impact on the Company’s consolidated financial statements.

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

In December 2008, the FASB issued FSP No. 132(R)-1, which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Management does not currently expect that implementation of FSP No. 132(R)-1 will have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

Comprehensive income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income.

The following table summarizes the components of total comprehensive income (net of taxes):

	Year Ended December 31,
	2008	2007	2006
	(Thousands of dollars)

Net earnings (loss)	$23,515	$28,218	$(667)
Changes in pension plan assets and benefit obligations	(16)	(16)	77

Comprehensive income (loss)	$23,499	$28,202	$(590)

Goodwill

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS No. 142, goodwill is reviewed for impairment annually, as of December 31 for the most recent completed fiscal year, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Air Medical segment compared to their book values. The test, as of December 31, 2008, indicated that the book values for the Air Medical segment exceeded the fair values of the segment on that basis. The impairment charge is primarily driven by adverse equity market conditions, which caused a decrease in current market multiples as of December 31, 2008, compared with the test performed as of December 31, 2007. As a result of this charge, the Company does not have any goodwill recorded at December 31, 2008.

(2)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
	(Thousands of dollars)
Flight equipment	$635,733	$583,076
Facility & improvements	30,406	27,610
Operating equipment	18,477	16,843
Data processing equipment	24,153	23,709
Vehicles	5,957	5,253
Medical equipment	3,993	3,556
Other	7,256	4,858

	725,975	664,905
Less accumulated depreciation and amortization	(197,401)	(180,786)

Property and equipment, net	$528,574	$484,119

Gain on equipment dispositions was $4.5 million for 2008 compared to $35.0 million for 2007. These amounts represent gains on sales of aircraft and related parts inventory that no longer meet the Company’s strategic needs.

(3)	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2008	2007
	(Thousands of dollars)
Salaries & wages	$7,076	$9,654
Vacation payable	3,619	3,103
Interest	3,009	2,974
Operating lease	4,271	2,821
Group medical	1,689	1,480
Transportations tax	1,039	1,195
Workers compensation	1,501	1,332
Other	2,989	2,383

Total accrued liabilities	$25,193	$24,942

(4)	LONG-TERM DEBT

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

The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior basis by all of the Company’s Guarantor Subsidiaries, which are all of the domestic subsidiaries. See Note 14 of the Notes to Consolidated Financial Statements. The Company was in compliance with the financial covenants applicable to these notes as of December 31, 2008 and 2007.

The Company has a $50 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2010. At December 31, 2008, the Company had $3.0 million in borrowings under the revolving credit facility, and the Company had no borrowings under the credit facility at December 31, 2007. The Company had five letters of credit for $5.1 million outstanding at December 31, 2008, and four letters of credit for $4.6 million outstanding at December 31, 2007. The credit agreement permits both prime rate based borrowings and “LIBOR” rate borrowings plus a spread. The spread for LIBOR borrowings is from 1.25% to 3.0%. The Company will pay an annual 0.25% commitment fee on the unused portion of the revolving credit facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of December 31, 2008 and 2007, the Company was in compliance with these covenants. The credit agreement is collateralized by accounts receivable and inventory. We reviewed interest expense in 2008 that could be capitalized for certain projects and any such amounts were immaterial.

Cash paid for interest was $14.5 million, $15.4 million, and $16.5 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

(5)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	178	—	—
Foreign	808	973	1,175
Deferred — principally Federal	14,131	16,498	(1,588)

Total	$15,117	$17,471	$(413)

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
	(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$13,519	35	$15,991	35	$(367)	(34)
Increase (decrease) in taxes resulting from:
Hurricane relief credit	(172)	—	(134)	—	—	—
Effect of state income taxes	1371	3	1,479	3	(35)	(3)
Other items — net	399	1	135	—	(11)	(1)

Total	$15,117	39	$17,471	38	$(413)	(38)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	December 31,	December 31,
	2008	2007
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$1,654	$1,889
Foreign tax credits	6,359	6,466
Vacation accrual	2,010	2,563
Inventory valuation	4,164	4,065
Rental accrual	1,634	—
Allowance for uncollectible accounts	19	19
Hurricane relief credit	1,255	1,083
Goodwill impairment	1,051	—
Other	347	770
Net operating loss	34,201	28,464

Total deferred tax assets	52,694	45,319
Valuation allowance — tax credit carryforwards	(1,320)	(1,945)

Total deferred tax assets, net	51,374	43,374

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(110,242)	(88,331)
Other	(84)	—

Total deferred tax liabilities	(110,326)	(88,331)

Net deferred tax liabilities	$(58,952)	$(44,957)

A valuation allowance was recorded against certain foreign tax credits as management believes it is more likely than not that the deferred tax asset related to certain foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. Approximately $625,000 of net foreign tax credits, that were previously reserved for, expired during the current year. A tax credit of $0.2 million and $0.1 million was realized in 2008 and 2007 as a result of Hurricanes Katrina and Rita Legislation. At December 31, 2008 and 2007, other current assets include $6.2 million and $6.6 million, respectively, of deferred tax assets.

The Company has net operating loss carryforwards (“NOLs”), of approximately $87.0 million that, if not used will expire beginning in 2022 through 2028. Additionally, for state income tax purposes, the Company has NOLs of approximately $98.0 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2012 through 2028, the majority of which expires in 2017 through

2020. Most of these NOLs arose from accelerated tax depreciation deductions related to substantial aircraft additions since 2002.

Income taxes paid were approximately $0.2 million, $0.02 million, and $0.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Company received net income tax refunds of approximately $0.03 million, $0.9 million, and $0.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

(6)	EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans

The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee’s salary deferral contribution, not to exceed 3% of the employee’s compensation. The Company contributions were $7.9 million for the year ended December 31, 2008, $7.0 million for the year ended December 31, 2007 and $6.2 million for the year ended December 31, 2006.

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

The Company recorded the following plan costs for the years ended December 31, 2008, 2007, and 2006.

	Years Ended December 31,
	2008	2007	2006
	(Thousands of dollars)
Service cost	$—	$—	$—
Interest cost	80	56	64
Recognized actuarial (gain) loss	(24)	(4)	62

Net periodic plan cost	$56	$52	$126

The benefit obligation, funded status, and assumptions of the plan on December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$1,012	$1,063
Service cost	—	—
Interest cost	80	56
Actuarial loss (gain)	(8)	24
Benefits paid	(131)	(131)
Transferred to deferred compensation	—	—

Benefit obligation at the end of the year	$953	$1,012

Weighted average assumptions Discount rate	5.7%	5.4%

The benefit obligation amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(Thousands of dollars)
Accrued liabilities	$131	$131
Other long-term liabilities	822	881

Total	$953	$1,012

The other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(Thousands of dollars)
Net loss (gain)	$(8)	$24
Amortization of net loss (gain)	24	4

Total recognized in other comprehensive income	$16	$28

Total recognized in net periodic benefit cost and other comprehensive income	$72	$80

The estimated future benefit payments expected to be paid in each of the next five fiscal years and in the aggregate for the following five fiscal years as of December 31, 2008 are as follows (thousands of dollars):

Years Ending December 31,
2009	$131
2010	131
2011	131
2012	131
2013	131
Years 2014-2018	554

$1,209

Amounts recognized in accumulated other comprehensive income consists of approximately $84,000 and $101,000 pre-tax in unrecognized actuarial gain in 2008 and 2007, respectively.

The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts on the lives of the participants in anticipation of using the life insurance’s cash values and death benefits to help fulfill the obligations of the plan. The Company, as owner of such policies, may sell or redeem the contracts at any time without any obligation to the plan participants. The Company recorded expenses of approximately $0.1 million for 2008, $0.1 million for 2007, and $0.2 million for 2006 related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.3 million at December 31, 2008 and $0.5 million at December 31, 2007.

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $3.3 million and $3.8 million, respectively, for the years December 31, 2008 and 2007.

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

At December 31, 2008, there were 116,520 voting shares and 183,802 non-voting shares available for issuance under the 1995 Plan. The Company did not record any compensation expense related to the 1995 Plan for the years ended December 31, 2008, 2007, and 2006. There was no unearned stock compensation expense at December 31, 2008 and 2007.

The following table summarizes employee and director stock option activities for the years ended December 31, 2008, 2007, and 2006. All of the options were issued with an exercise price equal to or greater than the market price of the stock at the time of issue.

	1995
	Plan
	Options	Weighted
	Non-	Average
	Voting	Exercise Price
Balance outstanding at December 31, 2005	46,750	$13.87
Options exercised	(8,500)	12.75
Options cancelled	(500)	12.75

Balance outstanding at December 31, 2006	37,750	14.14
Options exercised	(15,000)	16.25

Balance outstanding at December 31, 2007	22,750	12.75
Options exercised	(10,000)	12.75

Balance outstanding at December 31, 2008	12,750	12.75

Shares exercisable at December 31, 2008	12,750	12.75

December 31, 2007	22,750	12.75

December 31, 2006	37,750	14.14

The following table summarizes information about stock options outstanding as of December 31, 2008. All of the outstanding stock options are exercisable.

Options Outstanding and Exercisable
	Remaining
Number	Contractual	Exercise
Outstanding	Life (Years)	Price
12,750	0.5	$12.75

Incentive Compensation

In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the Company’s implemented contract proposals. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. During 2004, the Company implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, the Company accrued an estimated incentive compensation expense of $1.0 million for 2008. The Company also accrued $0.5 million for the Safety Incentive Bonus for 2008. For the year ended December 31, 2007, the Company accrued $4.0 million of incentive compensation expense related to the plans. For 2006, the Company did not record incentive compensation expense as certain established requirements under the plans were not met.

(7)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
	(Thousands of dollars)
Goodwill	$—	$2,747
Nonrefundable deposits on aircraft	15,183	13,493
Deferred financing cost	3,701	4,468
Investments (Officers’ Deferred Compensation Plan)	3,519	4,089
Other	1,585	2,351

Total	$23,988	$27,148

During 2008 and 2007, the Company placed security deposits on aircraft to be leased or purchased. Upon delivery of the aircraft, the deposits will be applied to the lease or purchase.

(8)	FINANCIAL INSTRUMENTS

Fair Value — The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2008 and 2007. The table excludes cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts.

	December 31, 2008		December 31, 2007
(Thousands of dollars)
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Long-term debt	$203,000	$118,000	$200,000	$191,000
At December 31, 2008 and 2007, the fair value of long-term debt is based on Level 2 quoted market indications.

(9)	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases certain aircraft, facilities, and equipment used in its operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options. The Company generally pays all insurance, taxes, and maintenance expenses associated with these aircraft leases and some of these leases contain renewal and purchase options at fair market values. Rental expense incurred under these leases consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Thousands of dollars)
Aircraft	$20,424	$19,110	$15,663
Other	6,652	6,715	5,174

Total	$27,076	$25,825	$20,837

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

	Aircraft	Other	Total
	(Thousands of dollars)
2009	$22,823	$3,257	$26,080
2010	23,424	2,891	26,315
2011	24,692	2,364	27,056
2012	25,360	1,761	27,121
2013	25,725	1,374	27,099
Thereafter	69,386	8,539	77,925

	$191,410	$20,186	$211,596

Purchase Commitments — The Company expects to finance the acquisition of new aircraft, discussed below, with existing cash and cash equivalents, short-term investments, operating leases, or some combination thereof. There are no purchase commitments other than those listed below.

In 2008, the Company took delivery of one transport category aircraft, four medium aircraft and four light aircraft for service in the Oil and Gas segment. The Company also took delivery of eight light aircraft for service in the Air Medical segment.

At December 31, 2008, the Company had an order for five additional transport category aircraft, with scheduled delivery dates throughout 2009. The approximate cost for these aircraft is $107.2 million.

At December 31, 2008, the Company also had orders for two light aircraft with a total cost of $7.8 million. These aircraft were delivered in January 2009.

Environmental Matters — The Company has an aggregate estimated liability of $0.2 million as of December 31, 2008 and 2007 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. The Company previously submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination and updated the report to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Employee Matters — As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court approved return to work process began in January 2007 for those pilots who had not already returned to work or terminated, and this was essentially completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from November 3, 2008 until June 29, 2009. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management does not expect the outcome of this litigation to have a material adverse effect on our financial conditions, results of operations, or cash flows.

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

During the quarter ended March 31, 2007, the Company combined the oil and gas customers that were previously included in its International segment into the Company’s Domestic Oil and Gas segment, and eliminated the term “Domestic” from that segment. Additionally, the contract work previously included in the International segment for the National Science Foundation is now included in the Technical Services segment. Therefore, there are now three reportable segments: Oil and Gas, Air Medical, and Technical Services. All prior periods have been recast to conform to the 2007 presentation.

The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico, Angola, and the Democratic Republic of Congo. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers. The Company also operates six aircraft for the National Science Foundation in Antarctica under the Technical Services segment.

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

Customers of the Company consist principally of major integrated energy companies and independent exploration and production companies. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable		Operating Revenues
	December 31,		Years Ended December 31,
	2008	2007	2008	2007	2006
Customer A Customer B	10% 10%	11% 11%	14% 13%	15% 12%	17% 10%
The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2008, 2007, and 2006. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Segment assets are determined by where they are situated at period-end. Corporate assets are principally cash and cash equivalents, short-term investments, other assets, and certain property, and equipment.

	Year Ended
	December 31,
	2008	2007	2006
	(Thousands of dollars)

Segment operating revenues
Oil and Gas	$324,147	$286,118	$270,707
Air Medical	174,739	149,590	133,397
Technical Services	10,628	10,698	9,014

Total operating revenues	509,514	446,406	413,118

Segment direct expenses
Oil and Gas	258,160	250,110	228,797
Air Medical	160,910	137,703	130,412
Technical Services	6,883	6,608	7,063

Total direct expenses	425,953	394,421	366,272

Segment selling, general and administrative expenses
Oil and Gas	1,335	1,531	1,150
Air Medical	8,716	7,883	7,384
Technical Services	76	59	38

Total selling, general and administrative expenses	10,127	9,473	8,572

Total direct and selling, general and administrative expenses	436,080	403,894	374,844

Net segment profit (loss)
Oil and Gas	64,652	34,477	40,760
Air Medical	5,113	4,004	(4,399)
Technical Services	3,669	4,031	1,913

Total	73,434	42,512	38,274

Other, net (1)	4,990	40,051	9,946
Unallocated selling, general and administrative expenses	(21,530)	(20,753)	(19,267)
Interest expense	(15,515)	(16,121)	(17,243)
Goodwill impairment charge	(2,747)	—	—
Loss on debt restructuring	—	—	(12,790)

Earnings (loss) before income taxes	$38,632	$45,689	$(1,080)

(1)	Including gains on disposition of property and equipment and other income.

	Year Ended
	December 31,
	2008	2007	2006
	(Thousands of dollars)
Expenditures for long lived assets
Oil and Gas	$45,530	$130,574	$107,514
Air Medical	40,034	35,053	14,446
Technical Services	—	—	518
Corporate	793	971	775

Total	$86,357	$166,598	$123,253

	Year Ended
	December 31,
	2008	2007	2006
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$15,669	$17,211	$17,147
Air Medical	7,910	8,303	8,634
Technical Services	235	252	235
Corporate	3,130	4,281	4,281

Total	$26,944	$30,047	$30,297

Assets
Oil and Gas	$397,903	$392,154	$284,981
Air Medical	226,642	184,435	164,234
Technical Services	6,597	7,481	9,984
Corporate	146,040	157,226	241,771

Total	$777,182	$741,296	$700,970

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended
	December 31,
	2008	2007	2006
	(Thousands of dollars)
Operating revenues:
United States	$489,611	$424,268	$387,530
International	19,903	22,138	25,588

Total	$509,514	$446,406	$413,118

Long-Lived Assets:
United States	$523,626	$478,795	$362,527
International	4,948	5,324	6,938

Total	$528,574	$484,119	$369,465

(11)	EFFECTS OF HURRICANES

At December 31, 2008, the Company incurred expense of $3.3 million related to repair costs and costs to relocate operations from damaged or destroyed bases resulting from Hurricane Gustav on September 1, 2008 and Hurricane Ike on September 13, 2008. In addition, there was net book value of property and equipment written off totaling $0.7 million. These amounts were affected by expected insurance recoveries of $3.9 million, which are reflected as a receivable from the insurance carriers in other accounts receivable at December 31, 2008.
(12)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The condensed quarterly results of operations for the years ended December 31, 2008 and December 31, 2007 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(Thousands of dollars, except per share data)
Operating revenues	$117,145	$130,111	$135,460	$126,798
Gain (loss) on sale of aircraft	2,949	1,255	249	15
Earnings before income taxes	10,947	10,422	13,160	4,103 (1)
Net earnings	6,568	6,253	7,897	2,797
Net earnings per share
Basic	0.43	0.41	0.52	0.18
Diluted	0.43	0.41	0.52	0.18

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007(2)	2007	2007	2007
	(Thousands of dollars, except per share data)
Operating revenues	$101,753	$112,975	$118,401	$113,277
Gain (loss) on sale of aircraft	2,534	6,074	6,988	19,357
Earnings before income taxes	1,064	11,765	13,812	19,048
Net earnings	663	7,169	8,629	11,757
Net earnings per share
Basic	0.04	0.47	0.56	0.77
Diluted	0.04	0.47	0.56	0.77

(1)	Includes a $2.7 million goodwill impairment charge related to our Air Medical segment.

(2)	Earnings in the quarter ended March 31, 2007 was impacted due to the pilots’ strike that commenced September 20, 2006.
(13)	SHAREHOLDERS’ EQUITY

On April 12, 2006, the Company completed the sale of 4,287,920 non-voting common shares at $35.00 per share and on May 1, 2006, the Company completed the sale of the over-allotment of 578,680 shares also at $35.00 per share. Proceeds from the offering were $160.7 million, net of expenses.

The Company had a weighted average of 15.3 million common shares outstanding for the periods ended December 31, 2008 and December 31, 2007.

Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 52% of our total voting power. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.

(14)	CONDENSED FINANCIAL INFORMATION — GUARANTOR SUBSIDIARIES

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
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$559	$600	$—	$1,159
Short-term investments	42,121	—	—	42,121
Accounts receivable — net	98,797	12,625	—	111,422
Inventories of spare parts and supplies	58,249	—	—	58,249
Other current assets	10,671	16	—	10,687
Income taxes receivable	982	—	—	982

Total current assets	211,379	13,241	—	224,620

Investment in subsidiaries and others	69,820	—	(69,820)	—
Intercompany receivable	—	63,494	(63,494)	—
Other assets	23,761	227	—	23,988
Property and equipment, net	511,986	16,588	—	528,574

Total assets	$816,946	$93,550	$(133,314)	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,174	$275	$—	$25,449
Accrued liabilities	20,886	4,307	—	25,193
Intercompany payable	63,494	—	(63,494)	—

Total current liabilities	109,554	4,582	(63,494)	50,642

Long-term debt	203,000	—	—	203,000
Deferred income taxes and other long-term liabilities	51,996	19,148	—	71,144
Shareholders’ Equity:
Paid-in capital	292,792	4,402	(4,402)	292,792
Accumulated other comprehensive income	45	—	—	45
Retained earnings	159,559	65,418	(65,418)	159,559

Total shareholders’ equity	452,396	69,820	(69,820)	452,396

Total liabilities and shareholders’ equity	$816,946	$93,550	$(133,314)	$777,182

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$1,004	$421	$—	$1,425
Short-term investments	62,970	—	—	62,970
Accounts receivable — net	84,318	13,766	—	98,084
Inventories of spare parts and supplies	55,831	—	—	55,831
Other current assets	11,184	10	—	11,194
Income taxes receivable	525	—	—	525

Total current assets	215,832	14,197	—	230,029

Investment in subsidiaries and others	59,384	—	(59,384)	—
Intercompany receivable	—	50,729	(50,729)	—
Other assets	26,878	270	—	27,148
Property and equipment, net	468,070	16,049	—	484,119

Total assets	$770,164	$81,245	$(110,113)	$741,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,696	$3,758	$—	$28,454
Accrued liabilities	24,942	—	—	24,942
Intercompany payable	50,729	—	(50,729)	—

Total current liabilities	100,367	3,758	(50,729)	53,396

Long-term debt	200,000	—	—	200,000
Deferred income taxes and other long-term liabilities	41,128	18,103	—	59,231
Shareholders’ Equity:
Paid-in capital	292,564	4,402	(4,402)	292,564
Accumulated other comprehensive income	61	—	—	61
Retained earnings	136,044	54,982	(54,982)	136,044

Total shareholders’ equity	428,669	59,384	(59,384)	428,669

Total liabilities and shareholders’ equity	$770,164	$81,245	$(110,113)	$741,296

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues	$437,881	$71,633	$—	$509,514
Management fees	2,865	—	(2,865)	—
Gain on disposition of assets, net	4,468	—	—	4,468
Other, principally interest income	522	—	—	522

	445,736	71,633	(2,865)	514,504

Expenses:
Direct expenses	372,465	53,488	—	425,983
Management fees	—	2,865	(2,865)	—
Selling, general, and administrative	27,842	3,815	—	31,657
Equity in net income of consolidated subsidiaries	(10,436)	—	10,436	—
Interest expense	15,515	—	—	15,515
Goodwill impairment charge	2,747	—	—	2,747

	408,133	60,168	7,571	475,872

Earnings before income taxes	37,603	11,465	(10,436)	38,632
Income tax expense	14,088	1,029	—	15,117

Net earnings	$23,515	$10,436	$(10,436)	$23,515

	For the year ended December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues	$378,092	$68,314	$—	$446,406
Management fees	2,733	—	(2,733)	—
Gain on disposition of assets, net	34,953	—	—	34,953
Other, principally interest income	5,090	8	—	5,098

	420,868	68,322	(2,733)	486,457

Expenses:
Direct expenses	347,397	47,024	—	394,421
Management fees	—	2,733	(2,733)	—
Selling, general, and administrative	27,140	3,086	—	30,226
Equity in net income of consolidated subsidiaries	(13,158)	—	13,158	—
Interest expense	16,121	—	—	16,121

	377,500	52,843	10,425	440,768

Earnings before income taxes	43,368	15,479	(13,158)	45,689
Income tax expense	15,150	2,321	—	17,471

Net earnings	$28,218	$13,158	$(13,158)	$28,218

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues	$357,355	$55,763	$—	$413,118
Management fees	2,231	—	(2,231)	—
Gain on disposition of assets, net	1,910	—	—	1,910
Other, principally interest income	8,016	20	—	8,036

	369,512	55,783	(2,231)	423,064

Expenses:
Direct expenses	325,115	41,157	—	366,272
Management fees	—	2,231	(2,231)	—
Selling, general, and administrative	25,106	2,733	—	27,839
Equity in net income of consolidated subsidiaries	(7,592)	—	7,592	—
Interest expense	17,243	—	—	17,243
Loss on debt restructuring	12,790	—	—	12,790

	372,662	46,121	5,361	424,144

(Loss) earnings before income taxes	(3,150)	9,662	(7,592)	(1,080)
Income tax (benefit) expense	(2,483)	2,070	—	(413)

Net (loss) earnings	$(667)	$7,592	$(7,592)	$(667)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)(2)	Eliminations	Consolidated

Net cash provided by operating activities	$41,171	$2,627	$—	$43,798

Investing activities:
Purchase of property and equipment	(75,142)	(2,448)	—	(77,590)
Proceeds from asset dispositions	18,394	—	—	18,394
Proceeds from sale of short-term investments, net	20,850	—	—	20,850
Other	(8,946)	—	—	(8,946)

Net cash used in investing activities	(44,844)	(2,448)	—	(47,292)

Financing activities:
Proceeds on line of credit, net	3,000	—	—	3,000
Proceeds from exercise of stock options	228	—	—	228

Net cash provided by financing activities	3,228	—	—	3,228

Increase (decrease) in cash and cash equivalents	(445)	179	—	(266)
Cash and cash equivalents, beginning of year	1,004	421	—	1,425

Cash and cash equivalents, end of year	$559	$600	$—	$1,159

	For the year ended December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)(2)	Eliminations	Consolidated

Net cash provided by operating activities	$14,975	$10,251	$—	$25,226
Investing activities:
Purchase of property and equipment	(149,450)	(10,265)		(159,715)
Proceeds from asset dispositions	58,105	—	—	58,105
Proceeds from sale of short-term investments, net	90,444	—	—	90,444
Other	(8,298)	—	—	(8,298)

Net cash used in investing activities	(9,199)	(10,265)	—	(19,464)

Financing activities:
Proceeds (payments) line of credit, net	(5,500)	—	—	(5,500)
Proceeds from exercise of stock options	343	—	—	343

Net cash used in financing activities	(5,157)	—	—	(5,157)

Increase (decrease) in cash and cash equivalents	619	(14)	—	605
Cash and cash equivalents, beginning of year	385	435	—	820

Cash and cash equivalents, end of year	$1,004	$421	$—	$1,425

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.
(2)	Certain revisions were made to cash flows provided by (used in) operating and investing activities to conform to the current year’s presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2006
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)(2)	Eliminations	Consolidated

Net cash provided by operating activities	$28,443	$1,881	$—	$30,324

Investing activities:
Purchase of property and equipment	(121,348)	(1,905)	—	(123,253)
Proceeds from asset dispositions	36,809	—	—	36,809
Proceeds from sale of short-term investments, net	(86,889)	—	—	(86,889)
Other	(5,595)	—	—	(5,595)

Net cash used in investing activities	(177,023)	(1,905)	—	(178,928)

Financing activities:
Proceeds of debt issuance — Senior Notes	200,000	—	—	200,000
Premium and costs to retire debt early	(10,208)	—	—	(10,208)
Repayment of Senior Notes	(200,000)	—	—	(200,000)
Debt issuance costs	(4,857)	—	—	(4,857)
Payments on long-term debt	(1,000)	—	—	(1,000)
Proceeds from line of credit, net	2,200	—	—	2,200
Proceeds from stock issuance, net	160,722	—	—	160,722
Other	(469)	—	—	(469)

Net cash provided by financing activities	146,388	—	—	146,388

Increase in cash and cash equivalents	(2,192)	(24)	—	(2,216)
Cash and cash equivalents, beginning of year	2,577	459	—	3,036

Cash and cash equivalents, end of year	$385	$435	$—	$820

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.
(2)	Certain revisions were made to cash flows provided by (used in) operating and investing activities to conform to the current year’s presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the last quarter, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounted principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective under those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2008. This report is included herein.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PHI, Inc. Lafayette, Louisiana
We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) maintained as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included, in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana March 16, 2009

ITEM 9B. OTHER INFORMATION
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this item will be included in our definitive information statement in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Information required by this item will be included in our definitive information statement in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by this item will be included in our definitive information statement in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information required by this item will be included in our definitive information statement in connection with our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3.	Exhibits
3	Articles of Incorporation and By-laws

3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2008).
	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4	Instruments defining the rights of security holders, including indentures.

4.1	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002, Commission File No. 0-9827).

4.2	First Amendment to Loan Agreement dated June 18, 2004 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	Second Amendment to Loan Agreement dated September 30, 2005 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.7 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.4	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.5	Fourth Amendment to Loan Agreement dated September 30, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank Bank (incorporated by reference to Exhibit 4.8 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.6	Fifth Amendment to Loan Agreement dated August 1, 2007 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank Bank (incorporated by reference to Exhibit 4.9 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2008).

4.7	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.8	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

10	Material Contracts

10.1	Senior Management Bonus Plan.

10.2	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.3	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.4	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.5	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to Exhibit 10.6 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.5	Terms of employment of Lance Bospflug, August 6, 2008 (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2008).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

PHI, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions	of Year

Year ended December 31, 2008:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,460	397	—	7,857
Allowance for contractual discounts	31,858	173,964	168,232	37,590
Allowance for uncompensated care	19,130	38,224	36,549	20,805

Year ended December 31, 2007:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,256	843	639	7,460
Allowance for contractual discounts	29,930	130,753	128,825	31,858
Allowance for uncompensated care	20,099	42,190	43,159	19,130

Year ended December 31, 2006:
Allowance for doubtful accounts	$163	$—	$113	$50
Allowance for inventory	6,268	1,502	514	7,256
Allowance for contractual discounts	24,091	97,226	91,387	29,930
Allowance for uncompensated care	11,597	40,073	31,571	20,099

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

PHI, INC.
By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin Al A. Gonsoulin	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ Lance F. Bospflug Lance F. Bospflug	Director	March 16, 2009

/s/ Arthur J. Breault, Jr. Arthur J. Breault, Jr.	Director	March 16, 2009

/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 16, 2009

/s/ Richard H. Matzke Richard H. Matzke	Director	March 16, 2009

/s/ C. Russell Luigs C. Russell Luigs	Director	March 16, 2009

/s/ Michael J. McCann Michael J. McCann	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

Exhibit Index
Exhibits Number	Description
3	Articles of Incorporation and By-laws

3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2008).
	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4	Instruments defining the rights of security holders, including indentures.

4.1	Loan Agreement dated as of April 23, 2002 by and among PHI, Inc., Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2002, Commission File No. 0-9827).

4.2	First Amendment to Loan Agreement dated June 18, 2004 by and among PHI, Inc. Acadian Composites, LLC, Air Evac Services, Inc., Evangeline Airmotive Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2004).

4.3	Second Amendment to Loan Agreement dated September 30, 2005 by and among Petroleum Helicopters, Inc., Air Evac Services, Inc., Evangeline Airmotive, Inc., and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.7 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.4	Third Amendment to Loan Agreement dated April 12, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.5	Fourth Amendment to Loan Agreement dated September 30, 2006 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank Bank (incorporated by reference to Exhibit 4.8 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

4.6	Fifth Amendment to Loan Agreement dated August 1, 2007 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank Bank (incorporated by reference to Exhibit 4.9 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2007).

Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2008).

4.7	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

4.8	First Supplemental Indenture dated April 12, 2006, among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on April 13, 2006).

10	Material Contracts

10.1	Senior Management Bonus Plan.

10.2	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.3	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.4	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.5	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to Exhibit 10.6 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.5	Terms of employment of Lance Bospflug, August 6, 2008 (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2008).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.