Form 10-Q
period 2009-03-31
PHI INC
filed 2009-05-11
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009
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
Registrant’s telephone number, including area code: (337) 235-2452
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐ No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,448,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,035	$1,159
Short-term investments	48,927	42,121
Accounts receivable — net
Trade	99,490	104,912
Other	13,925	6,510
Inventories of spare parts — net	61,463	58,249
Other current assets	11,226	10,687
Income taxes receivable	565	982

Total current assets	238,631	224,620

Other	15,140	23,988
Property and equipment — net	525,569	528,574

Total assets	$779,340	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,495	$25,449
Accrued liabilities	33,110	25,193

Total current liabilities	49,605	50,642

Long-term debt	203,000	203,000
Deferred income taxes	66,524	65,175
Other long-term liabilities	5,789	5,969
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock	285	285
Non-voting common stock	1,245	1,245
Additional paid-in capital	291,262	291,262
Accumulated other comprehensive (loss) income	(4)	45
Retained earnings	161,634	159,559

Total shareholders’ equity	454,422	452,396

Total liabilities and shareholders’ equity	$779,340	$777,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2009	2008

Operating revenues	$116,952	$117,145
Gain on disposition of assets, net	272	2,949
Other, principally interest income	63	302

	117,287	120,396

Expenses:
Direct expenses	102,127	98,226
Selling, general and administrative expenses	7,824	7,389
Interest expense	3,879	3,834

	113,830	109,449

Earnings before income taxes	3,457	10,947
Income tax expense	1,382	4,379

Net earnings	$2,075	$6,568

Weighted average shares outstanding:
Basic	15,302	15,277
Diluted	15,317	15,286

Net earnings per share
Basic	$0.14	$0.43
Diluted	$0.14	$0.43
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended
	March 31,
	2009	2008
Operating activities:
Net earnings	$2,075	$6,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,079	6,585
Deferred income taxes	1,349	4,091
Gain on asset dispositions	(272)	(2,949)
Other	233	231
Changes in operating assets and liabilities	646	(3,365)

Net cash provided by operating activities	11,110	11,161

Investing activities:
Purchase of property and equipment	(11,254)	(12,172)
Proceeds from asset dispositions	8,826	4,005
Purchase of short-term investments	(14,368)	(8,585)
Proceeds from sale of short-term investments	7,562	15,289
Deposits on aircraft	—	(11,500)

Net cash used in investing activities	(9,234)	(12,963)

Financing activities:
Proceeds from line of credit	—	1,800

Net cash provided by financing activities	—	1,800

Increase (decrease) in cash and cash equivalents	1,876	(2)
Cash and cash equivalents, beginning of period	1,159	1,425

Cash and cash equivalents, end of period	$3,035	$1,423

Supplemental Disclosures Cash Flow Information
Interest paid	$93	$31

Income taxes paid	$12	$4

Accrued payables related to purchase of property and equipment	$153	$338
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
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
A segment’s operating income is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expense that is charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expense is based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general, and administrative expenses that we do not allocate to the reportable segments.
Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments.
Oil and Gas Segment. Our Oil and Gas segment provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 155 aircraft in this segment.
Operating revenue from the Oil and Gas segment is derived mainly from fixed-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Most of our fixed-term contracts permit early termination by the customer generally without penalty. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Approximately 64% of our total operating revenue was generated by our Oil and Gas operations for the quarters ended March 31, 2009 and 2008.

Air Medical Segment. Our Air Medical segment provides transport services as an independent provider of emergency medical services and, to a lesser extent, under contract with certain hospitals. We operate in 17 states with 89 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. For the quarters ended March 31, 2009 and 2008, approximately 33% of our total operating revenues were generated by our Air Medical operations.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with the third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $36.6 million and $36.1 million as of March 31, 2009 and December 31, 2008, respectively. The allowance for uncompensated care was $21.9 million and $22.5 million as of March 31, 2009 and December 31, 2008, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

			Accounts
	Revenue		Receivable
	Quarter Ended
	March 31,		March 31,
	2009	2008	2009	2008

Gross billings	100%	100%	100%	100%
Provision for contractual discounts	53%	49%	35%	33%
Provision for uncompensated care	9%	9%	20%	19%
Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2009	2008

Medicaid	13%	13%
Medicare	19%	18%
Insurance	65%	64%
Self Pay	3%	5%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 14% and 10% of the segment’s revenues in the first quarters of 2009 and 2008, respectively.
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. This segment also conducts flight operations unrelated to the other segments, and we currently operate six aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 3% of our total operating revenues for the quarters ended March 31, 2009 and 2008 were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarter ended March 31, 2009 and 2008 is as follows:

	Quarter Ended
	March 31,
	2009	2008
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$74,825	$74,601
Air Medical	39,093	39,260
Technical Services	3,034	3,284

Total operating revenues	116,952	117,145

Segment direct expenses (1)
Oil and Gas	61,284	59,258
Air Medical	38,878	37,084
Technical Services	1,965	1,884

Total direct expenses	102,127	98,226

Segment selling, general and administrative expenses
Oil and Gas	387	313
Air Medical	1,489	2,116
Technical Services	14	26

Total selling, general and administrative expenses	1,890	2,455

Total direct and selling, general and administrative expenses	104,017	100,681

Net segment profit (loss)
Oil and Gas	13,154	15,030
Air Medical	(1,274)	60
Technical Services	1,055	1,374

Total net segment profit	12,935	16,464

Other, net (2)	335	3,251
Unallocated selling, general and administrative costs (1)	(5,934)	(4,934)
Interest expense	(3,879)	(3,834)

Earnings before income taxes	$3,457	$10,947

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended
	March 31,
	2009	2008

Oil and Gas	$4,243	$3,698
Air Medical	1,985	1,988
Technical Services	100	104

Total	$6,328	$5,790

Unallocated SG&A	$751	$795

(2)	Consists of gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters — We have recorded an aggregate estimated liability of $0.2 million as of March 31, 2009 and December 31, 2008 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. The Company previously submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination and updated the report to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment, and this was essentially completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from November 3, 2008 until June 29, 2009. It is not possible to assess the outcome of that litigation, as these matters are still in the discovery stage. However, management does not expect the outcome of this litigation to have a material adverse effect on our financial conditions, results of operations, or cash flows.
Operating Leases — We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases, and some leases contain fair value purchase options.
At March 31, 2009, we had approximately $219.3 million in aggregate commitments under operating leases of which approximately $21.1 million is payable through December 31, 2009, and a total of $28.3 million is payable over the twelve months ending March 31, 2010. Of the total lease commitments, $199.7 million represents commitments for aircraft, and $19.6 million represents facility lease commitments, primarily for our facilities in Lafayette, Louisiana.

Purchase Commitments — At March 31, 2009, we had an order for four additional transport category aircraft at an approximate cost of $86.9 million with delivery dates throughout 2009. These aircraft are planned for service in the Oil and Gas segment. Included in other assets at March 31, 2009 is approximately $4.0 million, representing deposits on aircraft purchase commitments.
4. Long-term Debt
The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. At March 31, 2009, the market value of the notes was approximately $122.0 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of March 31, 2009.
We have a $50 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2010. As of March 31, 2009, we had $3.0 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2009, we were in compliance with these covenants.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at March 31, 2009 and December 31, 2008. Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors when the services are provided. See Note 2 for additional information.
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.6 million and $7.9 million at March 31, 2009 and December 31, 2008, respectively.
6. Employees
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the final implementation proposals made by the Company at the end of the collective bargaining negotiations in August 2006. The plan allows us to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. The management incentive compensation plan was amended August 5, 2008, to include safety components, in addition to certain earnings targets as provided in the prior plan.
The amount accrued for 2008 under both the employee incentive plan and the executive incentive plan was $1.0 million. For the three months ended March 31, 2009, we accrued an estimated incentive compensation expense of $0.2 million compared to $0.6 million for the three months ended March 31, 2008.
We also have a Safety Incentive Plan related to OSHA recordable incidents, for which we accrued and paid $0.5 million for 2008. For the quarter ended March 31, 2009, we accrued $0.2 million.

7. Fair Value Measurements
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	March 31, 2009
		Significant Other
		Observable Inputs
	Total	(Level 2)
	(Thousands of dollars)
Short-term investments	$48,927	$48,927
Investments in other assets	3,272	3,272

Total	$52,199	$52,199

The Company holds it short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. Investments included in other assets consist mainly of investment funds that are highly liquid and diversified.
8. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically,

SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all noncontrolling interests including any that arose before the effective date. Implementation of SFAS No. 160 did not have an impact on our consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Management does not anticipate that implementation of FSP No. 157-2 will have any impact on our consolidated financial statements.
In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Implementation of SFAS No. 161 did not have any impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. Implementation of SFAS No. 162 did not have a material impact on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this statement. Except for those disclosures, earlier application is not permitted. Implementation of SFAS No. 163 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” The implementation of FSP No. EITF 03-06-1 did not have any impact on our consolidated financial statements.
In December 2008, the FASB issued FSP No. 132(R)-1, which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Management does not currently expect that implementation of FSP No. 132(R)-1 will have a material impact on our consolidated financial statements.
9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters ended March 31, 2009 and 2008.
At an annual meeting of stockholders on May 6, 2008, the number of authorized shares of non-voting common stock was increased from 12.5 million shares to 25 million shares.
10. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended
	March 31,
	2009	2008
	(Thousands of dollars)
Net earnings	$2,075	$6,568
Changes in pension plan assets and benefit obligations	(49)	(1)

Comprehensive income	$2,026	$6,567

11. Condensed Consolidating Financial Information
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,219	$816	$—	$3,035
Short-term investments	48,927	—	—	48,927
Accounts receivable — net	100,073	13,342	—	113,415
Intercompany receivable	—	59,301	(59,301)	—
Inventories of spare parts and supplies-net	61,463	—	—	61,463
Other current assets	11,201	25	—	11,226
Income taxes receivable	565	—	—	565

Total current assets	224,448	73,484	(59,301)	238,631

Investment in subsidiaries and other	65,771	—	(65,771)	—
Other assets	14,913	227	—	15,140
Property and equipment-net	509,213	16,356	—	525,569

Total assets	$814,345	$90,067	$(125,072)	$779,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,148	$347	$—	$16,495
Accrued liabilities	28,223	4,887	—	33,110
Intercompany payable	59,301	—	(59,301)	—

Total current liabilities	103,672	5,234	(59,301)	49,605
Long-term debt	203,000	—	—	203,000
Deferred income taxes and other long-term liabilities	53,251	19,062	—	72,313
Shareholders’ Equity:
Paid-in capital	292,792	2,674	(2,674)	292,792
Accumulated other comprehensive loss	(4)	—	—	(4)
Retained earnings	161,634	63,097	(63,097)	161,634

Total shareholders’ equity	454,422	65,771	(65,771)	454,422

Total liabilities and shareholders’ equity	$814,345	$90,067	$(125,072)	$779,340

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	December 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1) (2)	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$559	$600	$—	$1,159
Short-term investments	42,121	—	—	42,121
Accounts receivable — net	97,618	13,804	—	111,422
Intercompany receivable	—	57,722	(57,722)	—
Inventories of spare parts and supplies-net	58,249	—	—	58,249
Other current assets	10,671	16	—	10,687
Income taxes receivable	982	—	—	982

Total current assets	210,200	72,142	(57,722)	224,620

Investment in subsidiaries and others	65,227	—	(65,227)	—
Other assets	23,761	227	—	23,988
Property and equipment-net	511,986	16,588	—	528,574

Total assets	$811,174	$88,957	$(122,949)	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,174	$275	$—	$25,449
Accrued liabilities	20,886	4,307	—	25,193
Intercompany payable	57,722	—	(57,722)	—

Total current liabilities	103,782	4,582	(57,722)	50,642

Long-term debt	203,000	—	—	203,000
Deferred income taxes and other long-term liabilities	51,996	19,148	—	71,144
Shareholders’ Equity:
Paid-in capital	292,792	2,674	(2,674)	292,792
Accumulated other comprehensive income	45	—	—	45
Retained earnings	159,559	62,553	(62,553)	159,559

Total shareholders’ equity	452,396	65,227	(65,227)	452,396

Total liabilities and shareholders’ equity	$811,174	$88,957	$(122,949)	$777,182

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to conform to the current year’s presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended March 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated

Operating revenues	$100,214	$16,738	$—	$116,952
Management fees	670	—	(670)	—
Gain on dispositions of assets, net	272	—	—	272
Other, principally interest income	63	—	—	63

	101,219	16,738	(670)	117,287

Expenses:
Direct expenses	87,579	14,548	—	102,127
Management fees	—	670	(670)	—
Selling, general, and administrative	7,211	613	—	7,824
Equity in net income of consolidated subsidiaries	(544)	—	544	—
Interest expense	3,879	—	—	3,879

	98,125	15,831	(126)	113,830

Earnings before income taxes	3,094	907	(544)	3,457
Income tax expense	1,019	363	—	1,382

Net earnings	$2,075	$544	$(544)	$2,075

	For the quarter ended March 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1) (2)	Eliminations	Consolidated
Operating revenues	$97,067	$20,078	$—	$117,145
Management fees	803	—	(803)	—
Gain on dispositions of assets, net	2,949	—	—	2,949
Other, principally interest income	302	—	—	302

	101,121	20,078	(803)	120,396

Expenses:
Direct expenses	84,221	14,005	—	98,226
Management fees	—	803	(803)	—
Selling, general, and administrative	6,496	893	—	7,389
Equity in net income of consolidated subsidiaries	(3,822)	—	3,822	—
Interest expense	3,834	—	—	3,834

	90,729	15,701	3,019	109,449

Earnings before income taxes	10,392	4,377	(3,822)	10,947
Income tax expense	3,824	555	—	4,379

Net earnings	$6,568	$3,822	$(3,822)	$6,568

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to conform to the current year’s presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the quarter ended March 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Net cash provided by operating activities	$10,597	$513	$—	$11,110

Investing activities:
Purchase of property and equipment	(10,957)	(297)	—	(11,254)
Proceeds from asset dispositions	8,826	—	—	8,826
Purchase of short-term investments, net	(6,806)	—	—	(6,806)

Net cash used in investing activities	(8,937)	(297)	—	(9,234)

Increase in cash and cash equivalents	1,660	216	—	1,876
Cash and cash equivalents, beginning of period	559	600	—	1,159

Cash and cash equivalents, end of period	$2,219	$816	$—	$3,035

	For the quarter ended March 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries(1) (2)	Eliminations	Consolidated

Net cash provided by operating activities	$10,257	$904	$—	$11,161

Investing activities:
Purchase of property and equipment	(11,339)	(833)	—	(12,172)
Proceeds from asset dispositions	4,005	—	—	4,005
Proceeds from sale of short-term investments, net	6,704	—	—	6,704
Deposits on aircraft	(11,500)	—	—	(11,500)

Net cash used in investing activities	(12,130)	(833)	—	(12,963)

Financing activities:
Proceeds from line of credit	1,800	—	—	1,800

Net cash provided by financing activities	1,800	—	—	1,800

(Decrease) increase in cash and cash equivalents	(73)	71	—	(2)
Cash and cash equivalents, beginning of period	1,004	421	—	1,425

Cash and cash equivalents, end of period	$931	$492	$—	$1,423

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to cash flows provided by (used in) operating and investing activities to conform to the current year’s presentation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008, management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and in Part II Item 1.A. of this report. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our 2008 Form 10-K. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended March 31, 2009 were $116.9 million, compared to $117.1 million for the three months ended March 31, 2008, a decrease of $0.2 million. Oil and Gas operating revenues increased $0.2 million for the quarter ended March 31, 2009. This was due to increased revenues of $3.5 million as a result of increased light aircraft activity by certain customers, offset by a decrease in medium aircraft activity following the accident on January 4, 2009, discussed below, as certain aircraft were grounded pending findings by the National Transportation Safety Board (“NTSB”). We estimate the grounding of these aircraft caused an adverse effect of approximately $3.1 million on Oil and Gas revenue for the quarter, based on flight hours for these aircraft prior to grounding. Although flight hours in the Oil and Gas segment increased 1,649 for the quarter, operating revenues only increased $0.2 million as the increase in flight hours was from light aircraft, as mentioned, offset by a decrease in medium aircraft flight hours which operate at higher rates and margins as compared to the light aircraft. Operating revenues in the Air Medical segment decreased $0.2 million in the current quarter compared to the same quarter in 2008 due to decreased patient transports in the independent provider program. We believe this decrease is primarily attributable to the current economic environment.

On January 4, 2009, there was a fatal accident involving a medium transport helicopter in the Oil and Gas segment. Immediately following the accident, certain customers requested a change in aircraft models or other arrangements pending a determination of the cause of the accident. On February 23, 2009, the NTSB issued an NTSB Advisory, which indicated the initial cause was a bird strike, and also that the investigation is still ongoing. Subsequent to the NTSB Advisory, the aircraft were returned to service. We believe losses and potential losses from this accident, including losses from death or injury to persons and damage to our aircraft, are fully covered by our aviation hull and liability and workers’ compensation insurance policies, with respect to which we met our retentions prior to the first quarter. Our aviation hull and liability insurance policy recently renewed, with a premium increase of approximately $2.0 million; however, the premiums may decrease substantially if we have a good experience rating this policy year and may increase substantially if we do not.
Notwithstanding this accident, we maintain one of the best safety records in our industry, based on NTSB and the Federal Aviation Administration (“FAA”) data.
Flight hours for the quarter ended March 31, 2009 were 35,063 compared to 34,147 for the quarter ended March 31, 2008. The Oil and Gas segment’s flight hours increased 1,649 hours due to an increase in light aircraft flight hours. There was a decrease of 470 flight hours in the Air Medical segment for the quarter ended March 31, 2009 due to decreased patient transports in the independent provider programs. We believe this decrease is primarily attributable to the current economic environment. There was also a decrease of 263 flight hours in the Technical Services segment.
Oil and Gas segment’s operating income was $13.2 million for the quarter ended March 31, 2009, compared to $15.0 million for the quarter ended March 31, 2008. The decrease of $1.8 million was primarily due to the decrease in operating revenues associated with grounding certain aircraft in the quarter, and an insurance premium credit of $0.8 million (a $1.1 million credit on a consolidated basis) in the quarter ended March 31, 2008. In addition, the segment experienced a net increase in direct costs of $1.2 million, further discussed in the Segment Discussion.
Operating loss for the Air Medical segment was $1.3 million for the quarter ended March 31, 2009, compared to operating income of $0.1 million for the quarter ended March 31, 2008. There was a decrease in revenue ($1.0 million) in the independent provider programs, offset in part by an increase in hospital-based contracts. The $1.4 million decrease was primarily due to the $1.8 million increase in operating expenses which included an increase of $0.7 million in employee compensation costs and an increase of $1.4 million in base costs. There was also a decrease of $0.6 million in selling, general and administrative expenses. There was an increase in hospital-based contracts which caused an increase in direct expense ($0.6 million), which is part of the direct expense items mentioned above. These items are discussed in more detail in the Segment Discussion below.
Net earnings for the quarter ended March 31, 2009 were $2.1 million, or $0.14 per diluted share, compared to $6.6 million for the quarter ended March 31, 2008, or $0.43 per diluted share. Pre-tax earnings were $3.5 million for the quarter ended March 31, 2009, compared to $10.9 million for the same period in 2008. The quarter ended March 31, 2009 includes a pre-tax gain on disposition of assets of $0.3 million and as mentioned above, and there was an estimated adverse effect on revenues of $3.1 million related to the grounding of certain aircraft in the quarter, which approximates $2.0 million in earnings before tax. The quarter ended March 31, 2008 includes a pre-tax gain on disposition of assets of $2.9 million, and a $1.1 million pre-tax insurance premium credit related to favorable claims experience.
At March 31, 2009, we had an order for four additional transport category aircraft at an approximate cost of $86.9 million with delivery dates throughout 2009. These aircraft are planned for service in the Oil and Gas segment. We intend to fund these aircraft with operating leases.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter ended March 31, 2009 and 2008:

	Quarter Ended
	March 31,
	2009	2008
Flight hours:
Oil and Gas	26,480	24,831
Air Medical (1)	8,205	8,675
Technical Services	378	641

Total	35,063	34,147

Air Medical Transports (2)	4,958	5,480

Aircraft operated at period end:
Oil and Gas	155	152
Air Medical	89	83
Technical Services	6	4

Total (3)	250	239

(1)	Flight hours include 1,871 flight hours associated with hospital-based contracts, compared to 1,593 flight hours in the prior year quarter.

(2)	Represents individual patient transports for the period.

(3)	Includes 16 aircraft as of March 31, 2009 and 14 aircraft as of March 31, 2008 that are customer owned.
Results of Operations
Quarter Ended March 31, 2009 compared with Quarter Ended March 31, 2008
Combined Operations
Revenues — Operating revenues for the three months ended March 31, 2009 were $116.9 million, compared to $117.1 million for the three months ended March 31, 2008, a decrease of $0.2 million. Oil and Gas operating revenues increased $0.2 million for the quarter ended March 31, 2009, due to an increase in light aircraft flight hours. Operating revenues were negatively impacted in the Oil and Gas segment as a result of the grounding of certain medium aircraft in the quarter following the accident on January 4, 2009, as previously discussed. Operating revenues in the Air Medical segment decreased $0.2 million due to decreased patient transports in the independent provider programs. Technical Services operating revenues decreased $0.3 million.
Total flight hours were 35,063 for the three months ended March 31, 2009, compared to 34,147 for the three months ended March 31, 2008. Flight hours in the Oil and Gas segment were 26,480 for the three months ended March 31, 2009, compared to 24,831 for three months ended March 31, 2008, an increase of 1,649 flight hours. The increase resulted from an increase in light aircraft flight hours, offset by a decrease in medium aircraft flight hours. Air Medical segment flight hours for the three months ended March 31, 2009 were 8,205 compared to 8,675 for the three months ended March 31, 2008, a decrease of 470 flight hours. This decrease was related to reduced patient transport volume, offset in part by increased hospital-based flight hour activity.

Other Income and Gains — Gain on disposition of assets was $0.3 million for the three months ended March 31, 2009, compared to $2.9 million for the three months ended March 31, 2008. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.1 million for the three months ended March 31, 2009, compared to $0.3 million for the three months ended March 31, 2008. Recent decreases in interest rates have affected interest income.
Direct Expenses — Direct operating expense was $102.1 million for the three months ended March 31, 2009, compared to $98.2 million for the three months ended March 31, 2008, an increase of $3.9 million. This increase was due to increases in employee compensation expense ($2.7 million), due primarily to compensation rate increases, insurance expense ($0.8 million) due to a $1.1 million premium credit related to favorable claims experience recorded in the first quarter of the prior year, depreciation expense ($0.5 million) and aircraft rent ($0.6 million) due to additional aircraft added to the fleet. These increases were offset by a decrease in other items ($0.7 million), net.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $7.8 million for the three months ended March 31, 2009, compared to $7.4 million for the three months ended March 31, 2008. This increase is primarily due to increased legal fees ($0.6 million), net of a decrease in other items, ($0.2 million).
Interest Expense — Interest expense was $3.9 million for the three months ended March 31, 2009 and 2008.
Income Taxes — Income tax expense for the three months ended March 31, 2009 was $1.4 million compared to $4.4 million for the three months ended March 31, 2008. The effective tax rate was 40% for the three months ended March 31, 2009 and 2008.
Earnings — Our net income for the three months ended March 31, 2009 was $2.1 million compared to $6.6 million for the three months ended March 31, 2008. Earnings before income taxes for the three months ended March 31, 2009 were $3.5 million compared to $10.9 million for the same period in 2008. Earnings per diluted share were $0.14 for the current quarter compared to earnings per diluted share of $0.43 for the prior year quarter. The decrease in earnings is primarily due to $2.9 million pre-tax gain on disposition of assets recorded during the quarter ended March 31, 2008 and a $1.1 million pre-tax insurance premium credit related to favorable claims experience recorded during the quarter ended March 31, 2008. Our 2009 earnings were also negatively impacted by the grounding of certain aircraft in the quarter as previously discussed. We also had a $2.7 million increase in direct costs (net of the $1.1 million insurance premium credit for 2008) as discussed in direct expense above. We had 15.3 million common shares outstanding during the three months ended March 31, 2009 and 2008.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $74.8 million for the three months ended March 31, 2009, compared to $74.6 million for the three months ended March 31, 2008, an increase of $0.2 million. Flight hours were 26,480 for the current quarter compared to 24,831 for the same quarter in the prior year. The increase in revenue is due to an increase in light aircraft flight hours, due to increases in activity by certain customers. Revenues were adversely affected by the grounding of certain aircraft as discussed above. Although flight hours in the Oil and Gas segment increased 1,649 for the quarter, operating revenues only increased $0.2 million as the increase in flight hours from light aircraft, as mentioned, was offset by a decrease in medium aircraft flight hours which operate at higher rates and margins as compared to the light aircraft.
The number of aircraft in the segment was 155 at March 31, 2009, compared to 152 aircraft at March 31, 2008. We have sold or disposed of nine aircraft in the Oil and Gas segment since March 31, 2008, consisting of seven light and two medium aircraft. We also transferred two light and one medium aircraft since March 31, 2008 to the Air Medical segment. We have added 15 new aircraft to the Oil and Gas segment since March 31, 2008, consisting of six light, seven medium, and two heavy aircraft. We took delivery of one heavy aircraft in the quarter and we have four heavy aircraft on order for delivery in 2009. The additional heavy aircraft are for deepwater applications.
Direct expense in our Oil and Gas segment was $61.3 million for the three months ended March 31, 2009, compared to $59.3 million for the three months ended March 31, 2008, an increase of $2.0 million. Employee compensation expense increased ($1.6 million) primarily due to compensation rate increases. There were also increases in aircraft depreciation ($0.5 million), aircraft rent ($0.8 million), and aircraft parts usage ($1.0 million) due to additional aircraft added to the fleet. Aircraft insurance increased ($0.5 million) as a result of the premium credit ($0.8 million) related to favorable claims experience recorded in the first quarter of the prior year, and also due to additional aircraft in the segment. Fuel expense decreased ($2.1 million) as the cost of fuel has declined compared to the prior year quarter. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue. Other items decreased ($0.3 million), net.
Selling, general and administrative expenses were $0.4 million for the three months ended March 31, 2009, compared to $0.3 million for the three months ended March 31, 2008.
Our Oil and Gas segment’s operating income was $13.2 million for the three months ended March 31, 2009, compared to $15.0 million for the three months ended March 31, 2008. Operating margins were 17% for the three months ended March 31, 2009, compared to 20% for the three months ended March 31, 2008. The decrease in operating income and operating margin is primarily due to decreased revenues as a result of the grounding of certain aircraft in the quarter, and increased direct expenses, as previously discussed. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is related to flight hours.
Air Medical — Air Medical segment revenues were $39.1 million for the three months ended March 31, 2009, compared to $39.3 million for the three months ended March 31, 2008, a decrease of $0.2 million. The decrease was due to reduced patient transports in the independent provider programs ($1.0 million) offset by an increase in revenue from hospital-based contracts ($0.8 million), primarily due to an increase in the number of contracts. Total patient transports were 4,958 for the three months ended March 31, 2009, compared to 5,480 for the three months ended March 31, 2008.
Flight hours were 8,205 for the three months ended March 31, 2009, compared to 8,675 for the three months ended March 31, 2008. The number of aircraft in the segment was 89 at March 31, 2009, compared to 83 at March 31, 2008. Since March 31, 2008, we have sold or disposed of two light aircraft. We added eight light aircraft in the Air Medical segment, including two customer-owned aircraft.
Direct expense in our Air Medical segment was $38.9 million for the three months ended March 31, 2009, compared to $37.1 million for the three months ended March 31, 2008. The $1.8 million increase was due to increases in employee compensation costs ($0.7 million) primarily due to compensation rate increases. Insurance expense increased ($0.3 million) due to the premium credit ($0.3 million) related to favorable claims experience recorded in the first quarter of the prior year. There were also increases in base costs ($1.4 million), which include fees for outside medical personnel and billing and collection services, and promotional expenses. Fuel costs decreased ($0.6 million) as the cost of fuel has declined compared to the prior year quarter.
Selling, general and administrative expenses were $1.5 million for the three months ended March 31, 2009, compared to $2.1 million for the three months ended March 31, 2008. The $0.6 million decrease is due to decreased employee compensation expense ($0.3 million) and other items, net ($0.3 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air

Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating loss was $1.3 million for the three months ended March 31, 2009, compared to operating income of $0.1 million for the three months ended March 31, 2008. The operating loss was caused by a decrease in patient transports in the independent provider programs, offset in part by increased earnings from the traditional contracted programs. We have seen some adverse impact in certain regions due to the current economic conditions in the first quarter of 2009 as compared to the first quarter of 2008. Management is focusing on developing and implementing plans to improve profitability and safety in our Air Medical operations.
Technical Services— Technical Services revenues were $3.0 million for the three months ended March 31, 2009, compared to $3.3 million for the three months ended March 31, 2008. Direct expenses in our Technical Services segment were $2.0 million for the three months ended March 31, 2009, compared to $1.9 million for the three months ended March 31, 2008. Our Technical Services segment’s operating income was $1.1 million for the three months ended March 31, 2009, compared to $1.4 million for the three months ended March 31, 2008.
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
Cash Flow
Our cash position was $3.0 million at March 31, 2009 compared to $1.2 million at December 31, 2008. Short-term investments were $48.9 million at March 31, 2009, compared to $42.1 million at December 31, 2008. Working capital was $189.0 million at March 31, 2009, as compared to $174.0 million at December 31, 2008, an increase of $15.0 million. The increase in working capital was due to an increase in cash and cash equivalents of $1.8 million, an increase in short-term investments of $6.8 million due to receipt of proceeds from disposition of an aircraft, an increase in accounts receivable of $2.0 million due to aircraft deposits to be refunded, offset by decreased revenues, an increase in inventory of $3.2 million and a decrease in accounts payable and accrued liabilities of $1.0 million.
Net cash provided by operating activities was $11.1 million for the quarter ended March 31, 2009, compared to $11.2 million for the quarter ended March 31, 2008, a decrease of $0.1 million.
Net cash used in investing activities was $9.2 million for the quarter ended March 31, 2009, compared to $13.0 million for the quarter ended March 31, 2008, a decrease of $3.8 million. Capital expenditures were $11.3 million for the quarter ended March 31, 2009 compared to $12.2 million for the quarter ended

March 31, 2008. Capital expenditures for 2009 included $9.7 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2008 included $10.8 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft sales and dispositions were $8.8 million for the first quarter of 2009 compared to $4.0 million for the first quarter of 2008.
Credit Facility
We have a $50 million revolving credit facility with a commercial bank that expires on September 1, 2010. At March 31, 2009, we had $3.0 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of March 31, 2009, we were in compliance with these covenants.
Contractual Obligations
At March 31, 2009, we had an order for four additional transport category aircraft at an approximate cost of $86.9 million with delivery dates throughout 2009. The aircraft are planned for service in the Oil and Gas segment. We intend to fund these aircraft with operating leases.
The table below sets out our contractual obligations as of March 31, 2009 related to our revolving credit facility, operating lease obligations, the 7.125% Senior Notes due 2013, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We currently lease 22 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2009	2010	2011	2012	2013	2013
	(Thousands of dollars)
Aircraft purchase obligations (1)	$86,896	$86,896	$—	$—	$—	$—	$—

Aircraft lease obligations	199,704	18,667	25,491	26,759	27,426	27,791	73,570

Other lease obligations	19,616	2,475	2,943	2,414	1,811	1,424	8,549

Long term debt	203,000	—	3,000	—	—	200,000	—

	$509,216	$108,038	$31,434	$29,173	$29,237	$229,215	$82,119

1)	These commitments are for aircraft that we intend to fund from operating leases.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The fair market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2009, the market value of the notes was approximately $122.0 million, based on quoted market indications. The recent global credit and financial crisis has caused sharp decreases in demand and market prices for high-yield notes such as ours.
Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information regarding Legal Proceedings, see Item 3 of our 2008 Form 10-K. There have been no material developments regarding those proceedings and no new material legal proceedings.
Item 1. A. RISK FACTORS
Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Form 10-K.
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

PHI, Inc.
May 11, 2009	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 11, 2009	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer