Form 10-Q
period 2009-06-30
PHI INC
filed 2009-08-10
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,429	$1,159
Short-term investments	59,074	42,121
Accounts receivable — net
Trade	100,532	104,912
Other	6,821	6,510
Inventories of spare parts — net	61,859	58,249
Other current assets	10,909	10,687
Income taxes receivable	785	982

Total current assets	243,409	224,620

Other	15,413	23,988
Property and equipment — net	534,983	528,574

Total assets	$793,805	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,109	$25,449
Accrued liabilities	26,483	25,193

Total current liabilities	47,592	50,642

Long-term debt	213,350	203,000
Deferred income taxes	68,638	65,175
Other long-term liabilities	6,005	5,969
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock	285	285
Non-voting common stock	1,246	1,245
Additional paid-in capital	291,403	291,262
Accumulated other comprehensive (loss) income	(14)	45
Retained earnings	165,300	159,559

Total shareholders’ equity	458,220	452,396

Total liabilities and shareholders’ equity	$793,805	$777,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenues	$123,321	$130,111	$240,273	$247,256
(Loss) gain on dispositions of assets, net	(107)	1,255	165	4,204
Other, principally interest income	65	201	128	503

	123,279	131,567	240,566	251,963

Expenses:
Direct expenses	104,912	109,757	207,039	207,983
Selling, general and administrative expenses	8,218	7,534	16,042	14,923
Interest expense	4,039	3,854	7,918	7,688

	117,169	121,145	230,999	230,594

Earnings before income taxes	6,110	10,422	9,567	21,369
Income tax expense	2,444	4,169	3,826	8,548

Net earnings	$3,666	$6,253	$5,741	$12,821

Weighted average shares outstanding:
Basic	15,303	15,277	15,302	15,277
Diluted	15,307	15,286	15,305	15,285

Net earnings per share:
Basic	$0.24	$0.41	$0.38	$0.84
Diluted	$0.24	$0.41	$0.38	$0.84
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2008	2,853	$285	12,449	$1,245	$291,262	$45	$159,559	$452,396

Net earnings	—	—	—	—	—	—	5,741	5,741
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(59)	—	(59)

Total comprehensive income								5,682
Stock options exercised	—	—	10	1	141	—	—	142

Balance at June 30, 2009	2,853	$285	12,459	$1,246	$291,403	$(14)	$165,300	$458,220

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2007	2,853	$285	12,439	$1,244	$291,035	$61	$136,044	$428,669

Net earnings	—	—	—	—	—	—	12,821	12,821
Changes in pension plan assets and benefit obligations	—	—	—	—	—	3	—	3

Total comprehensive income								12,824

Balance at June 30, 2008	2,853	$285	12,439	$1,244	$291,035	$64	$148,865	$441,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net earnings	$5,741	$12,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,901	13,186
Deferred income taxes	3,463	8,117
Gain on asset dispositions, net	(165)	(4,204)
Other	464	456
Changes in operating assets and liabilities	(3,336)	(17,148)

Net cash provided by operating activities	20,068	13,228

Investing activities:
Purchase of property and equipment	(27,693)	(38,106)
Proceeds from asset dispositions	8,897	8,983
Purchase of short-term investments	(31,639)	(21,584)
Proceeds from sale of short-term investments	14,687	49,075
Deposits on aircraft	7,600	(11,546)

Net cash used in investing activities	(28,148)	(13,178)

Financing activities:
Proceeds from line of credit	10,350	3,800
Payment on line of credit	—	(3,800)

Net cash provided by financing activities	10,350	—

Increase in cash and cash equivalents	2,270	50
Cash and cash equivalents, beginning of period	1,159	1,425

Cash and cash equivalents, end of period	$3,429	$1,475

Supplemental Disclosures Cash Flow Information
Interest paid	$7,424	$7,201

Income taxes paid	$763	$232

Accrued payables related to purchase of property and equipment	$237	$356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the accompanying notes.
The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
Subsequent Events — The Company evaluated events of which its management was aware subsequent to June 30, 2009, through the date that this quarterly report was issued, August 10, 2009.
2. Segment Information
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We used a combination of factors to identify reportable segments as required by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The overriding determination of our segments is based on how the chief operating decision-maker of our Company evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.
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
Oil and Gas Segment. Our Oil and Gas segment provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico, Angola and the Democratic Republic of Congo. We currently operate 158 aircraft in this segment.
Operating revenue from the Oil and Gas segment is derived mainly from fixed-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Most of our fixed-term contracts permit early termination by the customer generally without penalty. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Approximately 64% and 63% of our total operating revenue was generated by our Oil and Gas operations for the quarter and six months ended June 30, 2009 and 2008, respectively.
Air Medical Segment. Our Air Medical segment provides transport services as an independent provider of emergency medical services and, to a lesser extent, under contract with certain hospitals. We operate at 51 locations in 17 states with 89 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. For the quarter and six months ended June 30, 2009 and 2008, approximately 34% and 35% of our total operating revenues were generated by our Air Medical operations, respectively.
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
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations are as follows:

	Revenue
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	53%	45%	53%	47%
Provision for uncompensated care	10%	11%	9%	10%
Net reimbursement per transport from commercial payors generally do increase when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, do not increase proportionately with rate increases.
Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Medicaid	13%	10%	13%	12%
Medicare	16%	17%	18%	17%
Insurance	67%	69%	66%	67%
Self-Pay	4%	4%	3%	4%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 15% and 12% of the segment’s revenues for the quarter and six months ended June 30, 2009 and 2008, respectively.
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. This segment also conducts flight operations unrelated to the other segments. We currently operate four aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 2% of our total operating revenues for the quarter and six months ended June 30, 2009 and 2008 were generated by our Technical Services operations.
Summarized financial information concerning our reportable operating segments for the quarter and six months ended June 30, 2009 and 2008 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$78,970	$82,063	$153,795	$156,663
Air Medical	42,628	46,311	81,721	85,571
Technical Services	1,723	1,737	4,757	5,022

Total operating revenues	123,321	130,111	240,273	247,256

Segment direct expenses (1)
Oil and Gas	64,963	64,824	126,247	124,083
Air Medical	38,620	43,286	77,498	80,369
Technical Services	1,329	1,647	3,294	3,531

Total direct expenses	104,912	109,757	207,039	207,983

Segment selling, general and administrative expenses
Oil and Gas	319	342	706	655
Air Medical	1,619	2,075	3,108	4,192
Technical Services	3	8	17	34

Total selling, general and administrative expenses	1,941	2,425	3,831	4,881

Total direct and selling, general and administrative expenses	106,853	112,182	210,870	212,864

Net segment profit
Oil and Gas	13,688	16,897	26,842	31,925
Air Medical	2,389	950	1,115	1,010
Technical Services	391	82	1,446	1,457

Total	16,468	17,929	29,403	34,392

Other, net (2)	(42)	1,456	293	4,707
Unallocated selling, general and administrative costs (1)	(6,277)	(5,109)	(12,211)	(10,042)
Interest expense	(4,039)	(3,854)	(7,918)	(7,688)

Earnings before income taxes	$6,110	$10,422	$9,567	$21,369

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Oil and Gas	$4,107	$3,780	$8,350	$7,479
Air Medical	1,969	2,055	3,954	4,043
Technical Services	11	15	111	119

Total	$6,087	$5,850	$12,415	$11,641

Unallocated SG&A	$735	$751	$1,486	$1,545

(2)	Consists of (losses) gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters — We have recorded an aggregate estimated liability of $0.2 million as of June 30, 2009 and December 31, 2008 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. The Company previously submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination and updated the report to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment, and this was essentially completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from June 29, 2009 until July 6, 2010. Management does not expect the outcome of this litigation to have a material adverse effect on our financial condition, results of operations, or cash flows.
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleges that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff seeks unspecified treble damages, injunctive relief, costs, and attorneys’ fees. The outcome of this matter cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
Operating Leases — We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases. Several leases contain fair value purchase options.

At June 30, 2009, we had approximately $207.2 million in aggregate commitments under operating leases of which approximately $13.7 million is payable through December 31, 2009, and a total of $27.6 million is payable over the twelve months ending June 30, 2010. The total lease commitments include $187.3 million for aircraft and $19.9 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments — At June 30, 2009, we had an order for four additional transport category aircraft at an approximate cost of $86.9 million with delivery dates throughout 2009. These aircraft are planned for service in the Oil and Gas segment. Approximately $4.0 million of deposits on aircraft purchase commitments are included in other assets at June 30, 2009.
4. Long-term Debt
The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. At June 30, 2009, the market value of the notes was approximately $178.0 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of June 30, 2009.
We have a $50 million revolving credit facility with a commercial bank, which is scheduled to expire on September 1, 2010. As of June 30, 2009, we had $13.4 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The facility includes covenants related to working capital, funded debt to net worth, and consolidated net worth. As of June 30, 2009, we were in compliance with these covenants.
Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks providing a $75 million revolving credit facility maturing in September 2011. The interest rate was reduced to our choice of the prime rate or LIBOR plus 100 basis points. Other terms are substantially similar to the prior facility. The new facility includes covenants related to working capital and funded debt to net worth, identical to the previous credit agreement, and the consolidated net worth covenant was increased from $400 million to $425 million.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at June 30, 2009 and December 31, 2008.
Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and uncompensated care when the services are provided. The allowance for contractual discounts was $38.1 million and $37.6 million as of June 30, 2009 and December 31, 2008, respectively. The allowance for uncompensated care was $25.7 million and $20.8 million as of June 30, 2009 and December 31, 2008, respectively.
The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	June 30,	December 31,
	2009	2008
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	36%	35%
Allowance for Uncompensated Care	24%	20%

We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $7.5 million and $7.9 million at June 30, 2009 and December 31, 2008, respectively.
6. Employees
Employee Incentive Compensation — In 2002, we implemented the employee incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the final implementation proposals made by the Company at the end of the collective bargaining negotiations in August 2006. The plan allows us to pay up to 8.25% of earnings before income taxes upon achieving a specified earnings threshold. During 2004, we implemented the management incentive compensation plan for certain corporate and business unit management employees. The management incentive compensation plan was amended August 5, 2008, to include safety components, in addition to certain earnings targets as provided in the prior plan.
The amount expensed for 2008 under both the employee incentive compensation plan and the management incentive compensation plan was $1.0 million. For the six months ended June 30, 2009, we expensed an estimated incentive compensation expense of $0.3 million compared to $0.2 million for the six months ended June 30, 2008.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.5 million for 2008. For the six months ended June 30, 2009, we expensed $0.2 million.
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 pricing levels as of the valuation dates listed:

	June 30, 2009	December 31, 2008
	Quoted prices in	Quoted prices in
	active markets for	active markets for
	Identical Assets	Identical Assets
	(Level 1)	(Level 1)
	(Thousands of dollars)
Short-term investments	$59,074	$42,121

Investments in other assets	3,640	3,297

Total	$62,714	$45,418

The Company holds it short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. Investments included in other assets consist mainly of investment funds that are highly liquid and diversified.
8. Recent Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 132(R)-1, which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP No. SFAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP No. SFAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Management does not currently expect that implementation of FSP No. 132(R)-1 will have an impact on our consolidated financial statements.
In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. SFAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of SFAS No. 157, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP No. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This statement is effective for interim reporting periods ending after June 15, 2009. The implementation of FSP No. SFAS 157-4 did not have an effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This statement amends SFAS No. 107 and APB Opinion No. 28, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, in either the body or the accompanying notes of summarized financial information. FSP No. SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The implementation of FSP No. SFAS 107-1 and APB 28-1 did not have an effect on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes principles and requirements for subsequent events, including the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The implementation of SFAS No. 165 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This statement, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not currently expect the implementation of SFAS No. 168 will have a material impact on our consolidated financial statements.

9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters ended June 30, 2009 and 2008.
At an annual meeting of stockholders on May 6, 2008, the number of authorized shares of non-voting common stock was increased from 12.5 million shares to 25 million shares.
10. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)		(Thousands of dollars)
Net earnings	$3,666	$6,253	$5,741	$12,821
Changes in pension plan assets and benefit obligations	(10)	4	(59)	3

Comprehensive income	$3,656	$6,257	$5,682	$12,824

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2009
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$399	$433	$2,597	$—	$3,429
Short-term investments	59,074	—	—	—	59,074
Accounts receivable — net	96,082	11,271	—	—	107,353
Intercompany receivable	—	63,064	—	(63,064)	—
Inventories of spare parts — net	61,859	—	—	—	61,859
Other current assets	10,893	10	6	—	10,909
Income taxes receivable	785	—	—	—	785

Total current assets	229,092	74,778	2,603	(63,064)	243,409

Investment in subsidiaries and other	68,125	—	—	(68,125)	—
Other assets	15,253	152	8	—	15,413
Property and equipment-net	517,795	17,188	—	—	534,983

Total assets	$830,265	$92,118	$2,611	$(131,189)	$793,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,579	$197	$2,333	$—	$21,109
Accrued liabilities	21,818	4,651	14	—	26,483
Intercompany payable	63,064	—	—	(63,064)	—

Total current liabilities	103,461	4,848	2,347	(63,064)	47,592

Long-term debt	213,350	—	—	—	213,350
Deferred income taxes and other long-term liabilities	55,234	19,401	8	—	74,643
Shareholders’ Equity:
Paid-in capital	292,934	2,354	320	(2,674)	292,934
Accumulated other comprehensive loss	(14)	—	—	—	(14)
Retained earnings	165,300	65,515	(64)	(65,451)	165,300

Total shareholders’ equity	458,220	67,869	256	(68,125)	458,220

Total liabilities and shareholders’ equity	$830,265	$92,118	$2,611	$(131,189)	$793,805

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	December 31, 2008
	Parent
	Company	Guarantor
	Only (1)	Subsidiaries (1)(2)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$559	$600	$—	$1,159
Short-term investments	42,121	—	—	42,121
Accounts receivable — net	97,618	13,804	—	111,422
Intercompany receivable	—	57,722	(57,722)	—
Inventories of spare parts — net	58,249	—	—	58,249
Other current assets	10,671	16	—	10,687
Income taxes receivable	982	—	—	982

Total current assets	210,200	72,142	(57,722)	224,620

Investment in subsidiaries and others	65,227	—	(65,227)	—
Other assets	23,761	227	—	23,988
Property and equipment-net	511,986	16,588	—	528,574

Total assets	$811,174	$88,957	$(122,949)	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,174	$275	$—	$25,449
Accrued liabilities	20,886	4,307	—	25,193
Intercompany payable	57,722	—	(57,722)	—

Total current liabilities	103,782	4,582	(57,722)	50,642

Long-term debt	203,000	—	—	203,000
Deferred income taxes and other long-term liabilities	51,996	19,148	—	71,144
Shareholders’ Equity:
Paid-in capital	292,792	2,674	(2,674)	292,792
Accumulated other comprehensive income	45	—	—	45
Retained earnings	159,559	62,553	(62,553)	159,559

Total shareholders’ equity	452,396	65,227	(65,227)	452,396

Total liabilities and shareholders’ equity	$811,174	$88,957	$(122,949)	$777,182

(1)	Certain revisions were made to conform to the current year’s presentation.

(2)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended June 30, 2009
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues	$105,519	$17,796	$6	$—	$123,321
Management fees	712	—	—	(712)	—
Loss on dispositions of assets, net	(107)	—	—	—	(107)
Other, principally interest income	65	—	—	—	65

	106,189	17,796	6	(712)	123,279

			—
Expenses:			—
Direct expenses	92,177	12,735	—	—	104,912
Management fees	—	712	—	(712)	—
Selling, general and administrative expenses	7,786	399	33	—	8,218
Equity in net income of consolidated subsidiaries	(2,354)	—	—	2,354	—
Interest expense	4,039	—	—	—	4,039

	101,648	13,846	33	1,642	117,169

Earnings before income taxes	4,541	3,950	(27)	(2,354)	6,110
Income tax expense	875	1,580	(11)	—	2,444

Net earnings	$3,666	$2,370	$(16)	$(2,354)	$3,666

		For the quarter ended June 30, 2008
		Parent
		Company	Guarantor
		Only (1)	Subsidiaries (1)(2)	Eliminations	Consolidated
Operating revenues		$111,149	$18,962	$—	$130,111
Management fees		759	—	(759)	—
Gain on dispositions of assets, net		1,255	—	—	1,255
Other, principally interest income		201	—	—	201

		113,364	18,962	(759)	131,567

Expenses:
Direct expenses		95,423	14,334	—	109,757
Management fees		—	759	(759)	—
Selling, general and administrative expenses		6,600	934	—	7,534
Equity in net income of consolidated subsidiaries		(2,329)	—	2,329	—
Interest expense		3,854	—	—	3,854

		103,548	16,027	1,570	121,145

Earnings before income taxes		9,816	2,935	(2,329)	10,422
Income tax expense		3,563	606	—	4,169

Net earnings		$6,253	$2,329	$(2,329)	$6,253

(1)	Certain revisions were made to conform to the current year’s presentation.

(2)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2009
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues	$205,733	$34,514	$26	$—	$240,273
Management fees	1,382	—	—	(1,382)	—
Gain on dispositions of assets, net	165	—	—	—	165
Other, principally interest income	128	—	—	—	128

	207,408	34,514	26	(1,382)	240,566

			—
Expenses:			—
Direct expenses	179,756	27,283	—	—	207,039
Management fees	—	1,381	1	(1,382)	—
Selling, general and administrative			—
expenses	14,997	984	61	—	16,042
Equity in net income of consolidated			—
subsidiaries	(2,898)	—	—	2,898	—
Interest expense	7,918	—	—	—	7,918

	199,773	29,648	62	1,516	230,999

Earnings before income taxes	7,635	4,866	(36)	(2,898)	9,567
Income tax expense	1,894	1,946	(14)	—	3,826

Net earnings	$5,741	$2,920	$(22)	$(2,898)	$5,741

	For the six months ended June 30, 2008
	Parent
	Company	Guarantor
	Only (1)	Subsidiaries (1) (2)	Eliminations	Consolidated
Operating revenues	$208,216	$39,040	$—	$247,256
Management fees	1,562	—	(1,562)	—
Gain on dispositions of assets, net	4,204	—	—	4,204
Other, principally interest income	503	—	—	503

	214,485	39,040	(1,562)	251,963

Expenses:
Direct expenses	179,644	28,339	—	207,983
Management fees	—	1,562	(1,562)	—
Selling, general and administrative
expenses	13,096	1,827	—	14,923
Equity in net income of consolidated
subsidiaries	(6,151)	—	6,151	—
Interest expense	7,688	—	—	7,688

	194,277	31,728	4,589	230,594

Earnings before income taxes	20,208	7,312	(6,151)	21,369
Income tax expense	7,387	1,161	—	8,548

Net earnings	$12,821	$6,151	$(6,151)	$12,821

(1)	Certain revisions were made to conform to the current year’s presentation.

(2)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2009
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,992	$1,673	$2,403	$—	$20,068

Investing activities:			—
Purchase of property and equipment	(26,047)	(1,646)	—	—	(27,693)
Proceeds from asset dispositions	8,897	—	—	—	8,897
Purchase of short-term investments, net	(16,952)	—	—	—	(16,952)
Deposits on aircraft	7,600	—	—	—	7,600

Net cash used in investing activities	(26,502)	(1,646)	—	—	(28,148)

Financing activities:
Proceeds from line of credit	10,350	—	—	—	10,350

Net cash provided by financing activities	10,350	—	—	—	10,350

(Decrease) increase in cash and cash equivalents	(160)	27	2,403	—	2,270
Cash and cash equivalents, beginning of period	559	406	194	—	1,159

Cash and cash equivalents, end of period	$399	$433	$2,597	$—	$3,429

	For the six months ended June 30, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)(2)	Eliminations	Consolidated
Net cash provided by operating activities	$12,242	$986	$—	$13,228

Investing activities:
Purchase of property and equipment	(37,149)	(957)	—	(38,106)
Proceeds from asset dispositions	8,983	—	—	8,983
Proceeds from sale of short-term investments, net	27,491	—	—	27,491
Deposits on aircraft	(11,546)	—	—	(11,546)

Net cash used in investing activities	(12,221)	(957)	—	(13,178)

Increase in cash and cash equivalents	21	29	—	50
Cash and cash equivalents, beginning of period	1,004	421	—	1,425

Cash and cash equivalents, end of period	$1,025	$450	$—	$1,475

(1)	Certain revisions were made to cash flows provided by (used in) operating and investing activities to conform to the current year’s presentation.

(2)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our 2008 Form 10-K. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended June 30, 2009 were $123.3 million, a decrease of $6.8 million, compared to $130.1 million for the three months ended June 30, 2008. Oil and Gas operating revenues decreased $3.1 million for the quarter ended June 30, 2009 due to a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf. There were also decreases in revenue as a result of the completion of a foreign contract in 2008, and decreases in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in light aircraft flight hours and revenues also in the Gulf of Mexico. Operating revenues in the Air Medical segment decreased $3.7 million due to decreased patient transports in the independent provider programs. We believe this decrease is primarily attributable to the current economic environment. Also contributing to the decrease was the closure in 2009 of six bases that were generating less than acceptable transport volumes. We did not incur any significant costs as a result of these closures.
Flight hours for the quarter ended June 30, 2009 were 39,246 compared to 39,630 for the quarter ended June 30, 2008. Oil and Gas segment’s flight hours increased 493 hours due to an increase in light aircraft flight hours. There was a decrease of 815 flight hours in the Air Medical segment for the quarter ended

June 30, 2009 due to a 597 decrease in patient transports in the independent provider programs as mentioned above. There was a decrease of approximately 300 transports due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Operating income for the Oil and Gas segment was $13.7 million for the quarter ended June 30, 2009, compared to $16.9 million for the quarter ended June 30, 2008. The decrease of $3.2 million was due to decreased medium aircraft revenue due to decreased activity on the continental shelf, a decrease in foreign contract revenues and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in light aircraft flight hours and revenues in the Gulf of Mexico, which operate at lower rates and margins as compared to medium aircraft.
Operating income for the Air Medical segment was $2.4 million for the quarter ended June 30, 2009, compared to $1.0 million for the quarter ended June 30, 2008. The $1.4 increase was primarily due to increased hospital-based contract revenue, offset in part by a decrease in revenue in the independent provider programs due to decreased transports as previously mentioned. We also had a $4.7 million decrease in direct expense, discussed further in the Segment Discussion below. Direct expense in the quarter ended June 30, 2008, included a $1.6 million insurance charge related to our aviation insurance and workers’ compensation coverages due to two accidents in June 2008.
Net earnings for the quarter ended June 30, 2009 were $3.7 million, or $0.24 per diluted share, compared to $6.3 million for the quarter ended June 30, 2008, or $0.41 per diluted share. Pre-tax earnings were $6.1 million for the quarter ended June 30, 2009, compared to $10.4 million for the same period in 2008. The decrease was primarily due to a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, completion of a foreign contract in 2008 and a decrease in revenue related to fuel charges. These amounts were offset in part by an increase in revenue for medium aircraft activity related to deepwater activity and an increase in light aircraft flight hours. Earnings for the quarter ended June 30, 2008 included a $1.3 million pre-tax gain on dispositions of assets, offset by a charge of $2.1 million related to our aviation insurance and workers’ compensation coverages, of which $1.6 million was related to our Air Medical segment and $0.5 million was related to our Oil and Gas segment.
Operating revenues for the six months ended June 30, 2009 were $240.3 million, compared to $247.3 million for the same period in 2008, a decrease of $7.0 million. Oil and Gas operating revenues decreased $2.9 million. There was a decrease in flight hours and revenues for medium aircraft as a result of a voluntary grounding of certain aircraft in the first quarter related to the January 4, 2009 accident, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. There was also a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, and a decrease in foreign contract revenues due to completion of a foreign contract in 2008. These amounts were offset in part by an increase for medium aircraft related to deepwater activity and an increase in flight hours and revenues for light aircraft in the Oil and Gas segment. Air Medical operating revenues decreased $3.8 million due to a 1,119 decrease in patient transports in the independent provider programs due to the closure of six bases and the effects of the current economic environment. We did not incur any significant costs as a result of these closures. There was a decrease of approximately 430 transports due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Flight hours for the six months ended June 30, 2009 were 74,310, an increase of 533 flight hours, compared to 73,777 for the six months ended June 30, 2008. Oil and Gas segment flight hours increased 2,142 due to increased light aircraft flight hours, offset by a decrease in medium aircraft flight hours in the Gulf of Mexico, and a decrease in flight hours in our foreign operations due to completion of a contract in 2008. Air Medical segment flight hours decreased 1,284 flight hours due to decreased patient transports in the independent provider programs due to the reasons mentioned above.
Oil and Gas segment’s operating income was $26.8 million for the six months ended June 30, 2009, compared to $31.9 million for the six months ended June 30, 2008. The decrease of $5.2 million was primarily due to decreased revenues related to activity on the continental shelf, decreased foreign contract revenues and increased direct expense. Oil and Gas segment operating income was also adversely affected in the first quarter of 2009 due to the decrease in operating revenues associated with the voluntary grounding of certain aircraft related to the January 4, 2009 accident.
Operating income for the Air Medical segment was $1.1 million for the six months ended June 30, 2009, compared to $1.0 million for the six months ended June 30, 2008.
Net earnings for the six months ended June 30, 2009 were $5.7 million, or $0.38 per diluted share, compared to $12.8 million for the six months ended June 30, 2008, or $0.84 per diluted share. Pre-tax earnings were $9.6 million for the six months ended June 30, 2009, compared to $21.4 million for the same period in 2008. The decrease in earnings is primarily due to decreased revenues related to decreased activity on the continental shelf, decreased revenues as a result of the completion of a foreign contract, and decreased revenues related to fuel charges. Earnings for the six months ended June 30, 2008 included a pre-tax gain on disposition of assets, net, of $4.2 million and an aggregate insurance charge of $2.1 million.
At June 30, 2009, we had an order for four additional transport category aircraft at an approximate cost of $86.9 million with delivery dates throughout 2009. These aircraft are planned for service in the Oil and Gas segment. We intend to fund these aircraft with operating leases.
Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and six months ended June 30, 2009 and 2008:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Flight hours:
Oil and Gas	30,241	29,748	56,721	54,579
Air Medical (1)	9,005	9,820	17,211	18,495
Technical Services	—	62	378	703

Total	39,246	39,630	74,310	73,777

Air Medical Transports (2)	5,345	5,942	10,303	11,422

	June 30,
	2009	2008
Aircraft operated at period end:
Oil and Gas	158	147
Air Medical	89	85
Technical Services	4	4

Total (3)	251	236

(1)	Flight hours include 2,260 flight hours associated with hospital-based contracts, compared to 1,804 flight hours in the prior year quarter.

(2)	Represents individual patient transports for the period.

(3)	Includes 16 aircraft as of June 30, 2009 and 15 aircraft as of June 30, 2008 that are customer owned.

Results of Operations
Quarter Ended June 30, 2009 compared with Quarter Ended June 30, 2008
Combined Operations
Revenues — Operating revenues for the three months ended June 30, 2009 were $123.3 million, compared to $130.1 million for the three months ended June 30, 2008, a decrease of $6.8 million. Oil and Gas operating revenues decreased $3.1 million for the quarter ended June 30, 2009 due to a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf. There were also decreases in foreign contract revenue and revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in light aircraft flight hours and revenue in the Gulf of Mexico, which operate at lower rates and margins as compared to medium aircraft. Operating revenues in the Air Medical segment decreased $3.7 million due to a 597 decrease in patient transports in the independent provider programs. There was a decrease of approximately 300 transports due to base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Total flight hours were 39,246 for the three months ended June 30, 2009, compared to 39,630 for the three months ended June 30, 2008. Flight hours in the Oil and Gas segment were 30,241 for the three months ended June 30, 2009, compared to 29,748 for three months ended June 30, 2008, an increase of 493 flight hours. The increase resulted from an increase in light aircraft flight hours, offset by a decrease in medium aircraft flight hours, and also by decreased flight hours due to completion of a foreign contract. Air Medical segment flight hours for the three months ended June 30, 2009 were 9,005 compared to 9,820 for the three months ended June 30, 2008, a decrease of 815 flight hours. This decrease was related to reduced patient transport volume related to the closure of six bases and current economic conditions. We did not incur any significant costs as a result of these closures.
Other Income and Gains — Loss on dispositions of assets was $0.1 million for the three months ended June 30, 2009, compared to gain on disposition of assets of $1.3 million for the three months ended June 30, 2008. These amounts represent gains and losses on sales of assets that no longer meet our strategic needs.
Other income was $0.1 million for the three months ended June 30, 2009, compared to $0.2 million for the three months ended June 30, 2008.
Direct Expenses — Direct operating expense was $104.9 million for the three months ended June 30, 2009, compared to $109.8 million for the three months ended June 30, 2008, a decrease of $4.9 million. This decrease was primarily due to decreased fuel expense ($5.4 million) primarily due to reduced per-gallon fuel costs compared to the prior year quarter. There were also decreases in aircraft parts usage ($0.3 million), aircraft insurance ($0.3 million), aircraft warranty costs ($0.3 million), and other items, net ($0.3 million). Direct expense for the quarter ended June 30, 2008 included a $2.1 million charge related to our aviation insurance and workers’ compensation coverages related to accidents during the quarter. These decreases were partially offset by an increase in aircraft rent ($1.7 million) due to additional aircraft added to the fleet.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $8.2 million for the three months ended June 30, 2009, compared to $7.5 million for the three months ended June 30, 2008. This increase is primarily due to increased legal fees ($0.6 million), net of a decrease in other items, ($0.2 million).
Interest Expense — Interest expense was $4.0 million for the three months ended June 30, 2009, compared to $3.9 million for the three months ended June 30, 2008.

Income Taxes — Income tax expense for the three months ended June 30, 2009 was $2.4 million compared to $4.2 million for the three months ended June 30, 2008. The effective tax rate was 40% for the three months ended June 30, 2009 and 2008.
Earnings — Our net income for the three months ended June 30, 2009 was $3.7 million compared to $6.3 million for the three months ended June 30, 2008. Earnings before income taxes for the three months ended June 30, 2009 were $6.1 million compared to $10.4 million for the same period in 2008. Earnings per diluted share were $0.24 for the current quarter compared to earnings per diluted share of $0.41 for the prior year quarter. The decrease for the quarter ended June 30, 2009 is primarily related to a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, completion of a foreign contract in 2008 and a decrease in revenue related to fuel charges. The quarter ended June 30, 2008 included a pre-tax gain on disposition of assets of $1.3 million, and a $2.1 million charge related to our aviation insurance and workers’ compensation coverages. We had 15.3 million common shares outstanding during the three months ended June 30, 2009 and 2008.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $79.0 million for the three months ended June 30, 2009, compared to $82.1 million for the three months ended June 30, 2008, a decrease of $3.1 million. Flight hours were 30,241 for the current quarter compared to 29,748 for the same quarter in the prior year. The decrease in revenue is due to a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, decreased foreign contract revenues, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by and increase in revenue for medium aircraft related to deepwater activity and increased light aircraft flight hours and revenues in the Gulf of Mexico, which operate at lower rates and margins as compared to medium aircraft.
The number of aircraft in the segment was 158 at June 30, 2009, compared to 147 aircraft at June 30, 2008. We have sold or disposed of three aircraft in the Oil and Gas segment since June 30, 2008, consisting of one light and two medium aircraft. We also transferred one light aircraft from the Air Medical segment since June 30, 2008. We have added 13 new aircraft to the Oil and Gas segment since June 30, 2008, consisting of seven light, three medium, two heavy, and one fixed-wing aircraft. We have four heavy aircraft on order for delivery in 2009. The additional heavy aircraft are for deepwater applications.
Direct expense in our Oil and Gas segment was $64.9 million for the three months ended June 30, 2009, compared to $64.8 million for the three months ended June 30, 2008, an increase of $0.1 million. Employee compensation expense increased ($0.9 million) primarily due to compensation rate increases. There were also increases in aircraft rent ($2.1 million) due to additional aircraft added to the fleet, outside repair costs ($0.8 million) related to component repairs, and aircraft warranty costs ($0.2 million). Fuel expense decreased ($4.2 million) as the cost of fuel has declined compared to the prior year quarter. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue.
Our Oil and Gas segment’s operating income was $13.7 million for the three months ended June 30, 2009, compared to $16.9 million for the three months ended June 30, 2008. Operating margins were 17% for the three months ended June 30, 2009, compared to 21% for the three months ended June 30, 2008. The decrease in operating income and operating margin is due to decreased revenues as discussed above. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in light aircraft revenues in the Gulf of Mexico, which operate at lower rates and margins as compared to medium aircraft. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $42.6 million for the three months ended June 30, 2009, compared to $46.3 million for the three months ended June 30, 2008, a decrease of $3.7 million. The decrease was due to reduced patient transports in the independent provider programs ($4.8 million) related to the closure in 2009 of six locations and the current economic environment, offset by an increase in revenue from hospital-based contracts ($1.1 million), primarily due to an increase in the number of hospital-based contracts. Total patient transports were 5,345 for the three months ended June 30, 2009, compared to 5,942 for the three months ended June 30, 2008, a decrease of 597 transports. There was a decrease of approximately 300 transports due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Flight hours were 9,005 for the three months ended June 30, 2009, compared to 9,820 for the three months ended June 30, 2008. The number of aircraft in the segment was 89 at June 30, 2009, compared to 85 at June 30, 2008. Since June 30, 2008, we transferred one light aircraft to the Oil and Gas segment. We added five light aircraft in the Air Medical segment, including one customer-owned aircraft.
Direct expense in our Air Medical segment was $38.6 million for the three months ended June 30, 2009, compared to $43.3 million for the three months ended June 30, 2008. The $4.7 million decrease was due to a decrease in employee compensation costs ($1.6 million) due to the closure of six base locations and related reductions in support personnel. Insurance expense decreased ($0.5 million) due to the additional insurance charge of $1.1 million recorded in the prior year quarter relating to the accidents during the quarter. There were also decreases in aircraft warranty costs ($0.5 million) and aircraft rent ($0.4 million).
Selling, general and administrative expenses were $1.6 million for the three months ended June 30, 2009, compared to $2.1 million for the three months ended June 30, 2008. The $0.5 million decrease is due to decreased employee costs in the Air Medical segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $2.4 million for the three months ended June 30, 2009, compared to $1.0 million for the three months ended June 30, 2008. The improvement in operating income is primarily due to the closure of six locations and the related reductions in personnel costs.
Technical Services— Technical Services revenues were $1.7 million for the three months ended June 30, 2009 and June 30, 2008. Direct expenses in our Technical Services segment were $1.3 million for the three months ended June 30, 2009, compared to $1.6 million for the three months ended June 30, 2008. Our Technical Services segment’s operating income was $0.4 million for the three months ended June 30, 2009, compared to $0.1 million for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008
Combined Operations
Revenues — Operating revenues for the six months ended June 30, 2009 were $240.3 million, compared to $247.3 million for the same period in 2008, a decrease of $7.0 million. Oil and Gas operating revenues decreased $2.9 million. There was a decrease in flight hours and revenues for medium aircraft as a result of a voluntary grounding of certain aircraft in the first quarter related to the January 4, 2009 accident, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. There was also a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, and a decrease in foreign contract revenues due to completion of a contract in 2008. These were offset in part by an increase in flight hours and revenues for light aircraft in the Oil and Gas segment, which operate at lower rates and margins as compared to medium aircraft. Air Medical operating revenues decreased $3.8 million due to decreased patient transports in the independent provider programs due to the closure during 2009 of six bases and the effects of the current economic environment. We did not incur any significant costs as a result of these closures.
Total flight hours were 74,310 for the six months ended June 30, 2009, compared to 73,777 for the six months ended June 30, 2008. Flight hours in the Oil and Gas segment were 56,721 for the six months ended June 30, 2009, compared to 54,579 for the six months ended June 30, 2008. Air Medical segment flight hours for the six months ended June 30, 2009 were 17,211, compared to 18,495 for the six months ended June 30, 2008, a decrease of 1,284 flight hours. This decrease was related to a decrease of 1,119 patient transports in the independent provider programs. There was a decrease of approximately 430 transports due to base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Other Income and Gains — Gain on dispositions of assets was $0.2 million for the six months ended June 30, 2009, compared to a gain of $4.2 million for the six months ended June 30, 2008. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.1 million for the six months ended June 30, 2009, compared to $0.5 million for the six months ended June 30, 2008. Recent decreases in interest rates have affected interest income.
Direct Expenses — Direct operating expense was $207.0 million for the six months ended June 30, 2009, compared to $208.0 million for the six months ended June 30, 2008, a decrease of $1.0 million. Direct expense increased $2.1 million in the Oil and Gas segment and decreased $2.9 million in the Air Medical segment. Technical Services segment direct expense also decreased $0.2 million.
The decrease in total direct expense was due to decreased fuel costs ($8.1 million) due to a decrease in fuel costs per-gallon compared to the prior year. Fuel costs in the Oil and Gas segment are invoiced to the customer based on costs above a certain contracted amount and are included in revenue. There were increases in personnel costs ($2.4 million) due to compensation rate increase, offset in part by personnel reductions in the Air Medical segment. Additionally, there were increases in aircraft lease expense ($2.3 million), aircraft insurance ($0.5 million), aircraft depreciation ($0.7 million) and other items, net ($1.2 million), primarily representing increases in parts and component repairs. These items are discussed in more detail in the Segment Discussion below.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $16.0 million for the six months ended June 30, 2009, compared to $14.9 million for the six months ended June 30, 2008. The $1.1 million increase was due to increased legal fees ($1.3 million) and decreases in other items, net ($0.2 million). The increase in legal fees was related to the pending case with the pilots’ union.
Interest Expense — Interest expense was $7.9 million for the six months ended June 30, 2009, compared to $7.7 million for the six months ended June 30, 2008.
Income Taxes — Income tax expense for the six months ended June 30, 2009 was $3.8 million compared to $8.5 million for the six months ended June 30, 2008. The effective tax rate was 40% for the six months ended June 30, 2009 and 2008.
Earnings — Our net income for the six months ended June 30, 2009 was $5.7 million compared to $12.8 million for the six months ended June 30, 2008. Earnings before income taxes for the six months ended June 30, 2009 were $9.6 million compared to $21.4 million for the same period in 2008. Earnings per diluted share were $0.38 for the six months ended June 30, 2009, compared to earnings per diluted share of $0.84 for the prior year period. The decrease for the six months ended June 30, 2009 is related to decreased revenues due to decreased activity on the continental shelf, decreased revenues as a result of the completion of a foreign contract, and decreased revenues related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Included in earnings before income taxes for the six months ended June 30, 2008 are gains on disposition of assets of $4.2 million, offset by a $2.1 million charge for our aviation insurance and workers’ compensation as mentioned previously. We had 15.3 million common shares outstanding during the six months ended June 30, 2009 and 2008.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $153.8 million for the six months ended June 30, 2009, compared to $156.7 million for the six months ended June 30, 2008, a decrease of $2.9 million. Flight hours were 56,721 for the current year compared to 54,579 for the same period in 2008. There was a decrease in flight hours and revenues for medium aircraft as a result of a voluntary grounding of certain aircraft in the first quarter related to the January 4, 2009 accident, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. There was also a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, and a decrease in foreign contract revenues due to completion of a contract in 2008. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in flight hours and revenues for light aircraft in the Oil and Gas segment, which operate at lower rates and margins as compared to medium aircraft.
Direct expense in our Oil and Gas segment was $126.2 million for the six months ended June 30, 2009, compared to $124.1 million for the six months ended June 30, 2008, an increase of $2.1 million. Employee compensation expense increased ($2.5 million) primarily due to a compensation rate increase. Primarily as a result of additional aircraft in the fleet, we experienced increases in aircraft lease expense ($2.9 million), aircraft depreciation ($0.9 million), aircraft parts usage ($0.5 million) and aircraft insurance ($0.7 million). These increases were offset by a decrease in fuel expense ($6.3 million) as a result of a decrease in per-gallon fuel costs. Total fuel costs is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue.
Selling, general and administrative expenses were $0.7 million for the six months ended June 30, 2009 and 2008.
Our Oil and Gas segment’s operating income was $26.8 million for the six months ended June 30, 2009, compared to $31.9 million for the six months ended June 30, 2008. The $5.1 million decrease was due to the decrease in revenues of $2.9 million and the increase in direct expenses of $2.1 million. Operating margins were 17% for the six months ended June 30, 2009, compared to 20% for the six months ended June 30, 2008. The reduction in operating income and margin is primarily due to decreased medium aircraft revenue due to a decrease in activity on the continental shelf, decreased foreign contract revenues, and decreased revenue related to fuel charges. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $81.7 million for the six months ended June 30, 2009, compared to $85.6 million for the six months ended June 30, 2008, a decrease of $3.9 million or 5%. The decrease was related to decreased patient transports in the independent provider programs and also due to the closure of six locations. Patient transports were 10,303 for the six months ended June 30, 2009, compared to 11,422 for the six months ended June 30, 2008, a decrease of 1,119. Patient transports decreased by approximately 430 due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment. There was an increase in hospital-based contracts for the period ended June 30, 2009, due to additional contract awards. Flight hours were 17,211 for the six months ended June 30, 2009, compared to 18,495 for the six months ended June 30, 2008.
Direct expense in our Air Medical segment was $77.5 million for the six months ended June 30, 2009, compared to $80.4 million for the six months ended June 30, 2008. The $2.9 million decrease was due to decreases in employee compensation costs ($0.9 million) primarily due to a decrease in personnel related to independent provider programs closed since June 30, 2008 and also due to a reduction in support personnel. Fuel expense decreased ($1.7 million) due to a decrease in fuel costs, and other items decreased, net ($0.3 million).
Selling, general and administrative expenses were $3.1 million for the six months ended June 30, 2009, compared to $4.2 million for the six months ended June 30, 2008. The decrease is due to a reduction in personnel. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $1.1 million for the six months ended June 30, 2009, compared to $1.0 million for the six months ended June 30, 2008. The operating margin was 1% for the six months ended June 30, 2009 and 2008.
Operating margins in our Air Medical segment have been lower compared to our other segments. There have been cost reductions recently and six locations have been closed. We will continue to focus efforts on this segment to improve earnings. The accidents in 2008 and 2009 affected direct expense due to increased insurance expense. In addition, flight volume was unfavorably affected following the accidents. Margins in this segment can also be affected by adverse weather conditions, which reduces volume, and by the payor mix.
Technical Services— Technical Services revenues were $4.8 million for the six months ended June 30, 2009, compared to $5.0 million for the six months ended June 30, 2008. Direct expenses in our Technical Services segment were $3.3 for the six months ended June 30, 2009, compared to $3.5 million for the six months ended June 30, 2008. Our Technical Services segment’s operating income was $1.5 million for the six months ended June 30, 2009 and 2008. Operating margins were 30% for the six months ended June 30, 2009, compared to 29% for the six months ended June 30, 2008.
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
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of our Senior Notes in 2002, which were refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions. The continued credit crisis and related turmoil in the global financial system may have an adverse impact on our business and our financial condition. We cannot predict our ability to obtain lease financing due to the current credit crisis, and this could limit our ability to fund our future growth and operations. While we are able to currently obtain proposals for lease financing, we cannot predict future availability nor the effects on pricing for lease financing. We currently are obtaining operating lease proposals at a cost that is approximately 75 to 100 basis points higher as compared to a year ago.
Cash Flow
Our cash position was $3.4 million at June 30, 2009 compared to $1.2 million at December 31, 2008. Short-term investments were $59.1 million at June 30, 2009, compared to $42.1 million at December 31, 2008. Working capital was $195.8 million at June 30, 2009, as compared to $174.0 million at December 31, 2008, an increase of $21.8 million. The increase in working capital was due to an increase in cash and cash equivalents of $2.3 million, an increase in short-term investments of $17.0 million due to receipt of proceeds from the disposition of an aircraft and from refunds of deposits on aircraft, a decrease in accounts receivable of $4.1 million due to decreased revenues, an increase in inventory of $3.6 million, and a decrease in accounts payable and accrued liabilities of $3.1 million.
Net cash provided by operating activities was $20.1 million for the six months ended June 30, 2009, compared to $13.2 million for the six months ended June 30, 2008, an increase of $6.9 million. There was a decrease in net earnings of $7.1 million. There was also a decrease in accounts receivable of $4.1 million at June 30, 2009 compared to an increase of $14.1 million at June 30, 2008, producing an increase of $18.1 million in cash from operating activities. Additionally, inventory increased $3.6 million in the current six-month period compared to an increase of $3.5 million in the prior six-month period, producing a decrease in cash from operating activities of $0.1 million. Accounts payable and accrued liabilities decreased $3.1 million compared to an increase of $1.3 million in the same period of 2008, producing a decrease in cash from operating activities of $4.4 million.
Capital expenditures were $27.7 million for the six months ended June 30, 2009 compared to $38.1 million for the six months ended June 30, 2008. Capital expenditures for 2009 included $25.5 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2008 included $37.1 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft sales and dispositions were $8.9 million for the six months ended June 30, 2009 compared to $9.0 million for the six months end June 30, 2008.
Credit Facility
At June 30, 2009, we had a $50 million revolving credit facility with a commercial bank that was due to expire on September 1, 2010. At June 30, 2009, we had $13.4 million in borrowings and $5.1 million in letters of credit outstanding under that facility. Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks providing a $75 million revolving credit facility maturing in September 2011. The interest rate was reduced to our choice of the prime rate or LIBOR plus 100 basis points. Other terms are substantially similar to the prior facility. The new facility includes covenants related to working capital, and funded debt to net worth, identical to the previous credit agreement, and the consolidated net worth covenant was increase from $400 million to $425 million. As of June 30, 2009, we were in compliance with the covenants under that previous agreement.
Contractual Obligations
At June 30, 2009, we had an order for four additional transport category aircraft at an approximate cost of $86.9 million with delivery dates throughout 2009. The aircraft are planned for service in the Oil and Gas segment. We intend to fund these aircraft with operating leases.
The table below sets out our contractual obligations as of June 30, 2009 related to our revolving credit facility, operating lease obligations, the 7.125% Senior Notes due 2013, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We currently lease 21 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2009	2010	2011	2012	2013	2013
		(Thousands of dollars)
Aircraft purchase obligations (1)	$86,896	$86,896	$—	$—	$—	$—	$—

Aircraft lease obligations	187,344	11,918	24,439	25,706	26,374	26,739	72,168

Other lease obligations	19,892	1,781	3,335	2,806	1,918	1,437	8,615

Long-term debt	213,350	—	13,350	—	—	200,000	—

	$507,482	$100,595	$41,124	$28,512	$28,292	$228,176	$80,783

1)	These commitments are for aircraft that we intend to fund from operating leases.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The fair market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2009, the market value of the notes was approximately $178.0 million, based on quoted market indications. The recent global credit and financial crisis has caused sharp decreases in demand and market prices for high-yield notes such as ours.

Item 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
With respect to the previously reported litigation involving the union representing our domestic pilots, the trial date on strike-related matters has been postponed from June 29, 2009 to July 6, 2010; otherwise, there have been no material developments regarding those proceedings.
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleges that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff seeks unspecified treble damages, injunctive relief, costs, and attorneys’ fees. The outcome of this matter cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
For information regarding Legal Proceedings, see Item 3 of our 2008 Form 10-K.

Item 1.	A. RISK FACTORS

Potential health care legislation and regulations could have a material impact on our business.
The federal and state governments continue to seriously consider many broad-based legislative and regulatory proposals that could materially impact various aspects of the health care system. The proposals vary, and include a public health plan that would compete with public and private health plans for individual and small business customers, individual insurance requirements, the expansion of eligibility under existing Medicaid and/or Federal Employees Health Benefit Plan programs, minimum medical benefit ratios for health plans, mandatory issuance of insurance coverage, and requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk. While certain of these measures would adversely affect collection rates in our Air Medical operations, at this time we cannot predict the extent of the impact of these proposals on our business or results of operations.
Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 includes a discussion of our risk factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At an annual meeting of stockholders on May 5, 2009, the following proposals were adopted by the margins indicated:
1.	To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Name of Director	Number of Shares
	For	Withheld
Al A. Gonsoulin	1,500,580	0

Lance F. Bospflug	1,500,580	0

Arthur J. Breault, Jr.	1,500,580	0

C. Russell Luigs	1,500,580	0

Richard H. Matzke	1,500,580	0

Thomas H. Murphy	1,500,580	0

2.	To ratify the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2009 — For: 1,500,580; Against: 0; Abstain: 0.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS
(a) Exhibits

3.1	(i)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

4.3	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
August 10, 2009	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 10, 2009	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer