Form 10-Q
period 2009-09-30
PHI INC
filed 2009-11-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$3,882	$1,159
Short-term investments	73,925	42,121
Accounts receivable — net
Trade	103,575	104,912
Other	6,578	6,510
Inventories of spare parts — net	61,645	58,249
Other current assets	11,207	10,687
Income taxes receivable	628	982

Total current assets	261,440	224,620

Other	13,733	23,988
Property and equipment — net	532,079	528,574

Total assets	$807,252	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,845	$25,449
Accrued liabilities	36,401	25,193

Total current liabilities	52,246	50,642
Long-term debt	210,350	203,000
Deferred income taxes	73,215	65,175
Other long-term liabilities	6,269	5,969
Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock	285	285
Non-voting common stock	1,246	1,245
Additional paid-in capital	291,403	291,262
Accumulated other comprehensive (loss) income	(15)	45
Retained earnings	172,253	159,559

Total shareholders’ equity	465,172	452,396

Total liabilities and shareholders’ equity	$807,252	$777,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues, net	$124,183	$135,460	$364,456	$382,716
Gain on dispositions of assets, net	7	249	172	4,453
Other, principally interest income	53	29	181	532

	124,243	135,738	364,809	387,701

Expenses:
Direct expenses	100,972	110,370	308,011	318,353
Selling, general and administrative expenses	7,706	8,368	23,748	23,291
Interest expense	3,976	3,840	11,894	11,528

	112,654	122,578	343,653	353,172

Earnings before income taxes	11,589	13,160	21,156	34,529
Income tax expense	4,636	5,263	8,462	13,811

Net earnings	$6,953	$7,897	$12,694	$20,718

Weighted average shares outstanding:
Basic	15,312	15,277	15,306	15,277
Diluted	15,312	15,282	15,306	15,281

Net earnings per share:
Basic	$0.45	$0.52	$0.83	$1.36
Diluted	$0.45	$0.52	$0.83	$1.36
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2008	2,853	$285	12,449	$1,245	$291,262	$45	$159,559	$452,396

Net earnings	—	—	—	—	—	—	12,694	12,694
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(60)	—	(60)
Total comprehensive income								12,634
Stock options exercised	—	—	10	1	141	—	—	142

Balance at September 30, 2009	2,853	$285	12,459	$1,246	$291,403	$(15)	$172,253	$465,172

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 2007	2,853	$285	12,439	$1,244	$291,035	$61	$136,044	$428,669

Net earnings	—	—	—	—	—	—	20,718	20,718
Changes in pension plan assets and benefit obligations	—	—	—	—	—	25	—	25
Total comprehensive income								20,743
Stock options exercised	—	—	10	1	227	—	—	228

Balance at September 30, 2008	2,853	$285	12,449	$1,245	$291,262	$86	$156,762	$449,640

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net earnings	$12,694	$20,718
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,778	19,941
Deferred income taxes	8,040	13,102
Gain on asset dispositions, net	(172)	(4,453)
Other	697	689
Changes in operating assets and liabilities	(1,581)	(19,582)

Net cash provided by operating activities	40,456	30,415

Investing activities:
Purchase of property and equipment	(31,777)	(55,737)
Proceeds from asset dispositions	8,897	9,033
Purchase of short-term investments	(46,490)	(27,722)
Proceeds from sale of short-term investments	14,687	54,750
Refund (payment) of deposits on aircraft	9,600	(11,546)

Net cash used in investing activities	(45,083)	(31,222)

Financing activities:
Proceeds from line of credit	10,350	3,800
Payment on line of credit	(3,000)	(3,800)
Proceeds from exercise of stock options	—	228

Net cash provided by financing activities	7,350	228

Increase (decrease) in cash and cash equivalents	2,723	(579)
Cash, beginning of period	1,159	1,425

Cash, end of period	$3,882	$846

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,600	$7,239

Income taxes paid	$770	$234

Accrued payables related to purchase of property and equipment	$273	$791

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
Subsequent Events — The Company evaluated events of which its management was aware subsequent to September 30, 2009, through the date that this quarterly report was issued, November 9, 2009.
2. Segment Information
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We used a combination of factors to identify reportable segments as required by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, previously Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The overriding determination of our segments is based on how the chief operating decision-maker of our Company evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.
A segment’s operating income is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that are charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of the segment’s selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general, and administrative expenses that we do not allocate to the reportable segments.
Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments.
Oil and Gas Segment. Our Oil and Gas segment provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico and the Democratic Republic of Congo. We currently operate 158 aircraft in this segment.
Operating revenue from the Oil and Gas segment is derived mainly from fixed-term contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Most of our fixed-term contracts permit early termination by the customer generally without penalty. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Approximately 64% of our total operating revenue was generated by our Oil and Gas operations for the quarter and nine months ended September 30, 2009 and 2008.
Air Medical Segment. Our Air Medical segment provides transport services as an independent provider of emergency medical services and, to a lesser extent, under contract with certain hospitals. We operate at 50 locations in nine states as an independent provider and 15 locations in eight states under contract with hospitals, with 87 aircraft that are specially outfitted to accommodate emergency patients, medical personnel and emergency medical equipment. For the quarter ended September 30, 2009 and September 30, 2008, approximately 35% of our total operating revenues were generated by our Air Medical operations. For the nine months ended September 30, 2009, approximately 34% of our total operating revenues were generated by our Air Medical operations, compared to 35% for the nine months ended September 30, 2008.
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
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations are as follows:

	Revenue
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross billings	100%	100%	100%	100%
Provision for contractual discounts	51%	46%	53%	47%
Provision for uncompensated care	12%	12%	10%	11%
Net reimbursement per transport from commercial payors generally do increase when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, do not increase proportionately with rate increases.
Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Medicaid	10%	11%	12%	11%
Medicare	18%	17%	18%	17%
Insurance	70%	67%	67%	67%
Self-Pay	2%	5%	3%	5%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 15% and 11% of the segment’s revenues for the quarter ended September 30, 2009 and 2008, and 15% and 12% for the nine months ended September 30, 2009 and 2008, respectively.
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
Approximately 1% of our total operating revenues for the quarter ended September 30, 2009 and September 30, 2008 were generated by our Technical Services operations. For the nine months ended September 30, 2009, approximately 2% of our total operating revenues were generated by our Technical Services operations, compared to 1% for the nine months ended September 30, 2008.

Summarized financial information concerning our reportable operating segments for the quarter and nine months ended September 30, 2009 and 2008 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues, net
Oil and Gas	$79,216	$86,689	$233,011	$243,352
Air Medical	43,321	47,534	125,042	133,105
Technical Services	1,646	1,237	6,403	6,259

Total operating revenues, net	124,183	135,460	364,456	382,716

Segment direct expenses (1)
Oil and Gas	65,690	68,074	191,937	192,157
Air Medical	34,023	41,125	111,521	121,494
Technical Services	1,259	1,171	4,553	4,702

Total direct expenses	100,972	110,370	308,011	318,353

Segment selling, general and administrative expenses
Oil and Gas	285	321	991	976
Air Medical	1,795	2,045	4,903	6,237
Technical Services	24	15	41	49

Total selling, general and administrative expenses	2,104	2,381	5,935	7,262

Total direct and selling, general and administrative expenses	103,076	112,751	313,946	325,615

Net segment profit
Oil and Gas	13,241	18,294	40,083	50,219
Air Medical	7,503	4,364	8,618	5,374
Technical Services	363	51	1,809	1,508

Total	21,107	22,709	50,510	57,101

Other, net (2)	60	278	353	4,985
Unallocated selling, general and administrative costs (1)	(5,602)	(5,987)	(17,813)	(16,029)
Interest expense	(3,976)	(3,840)	(11,894)	(11,528)

Earnings before income taxes	$11,589	$13,160	$21,156	$34,529

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)		(Thousands of dollars)
Oil and Gas	$4,142	$3,915	$12,492	$11,394
Air Medical	1,985	2,054	5,939	6,097
Technical Services	14	16	125	135

Total	$6,141	$5,985	$18,556	$17,626

Unallocated SG&A	$736	$770	$2,222	$2,315

(2)	Consists of gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters — We have recorded an aggregate estimated liability of $0.2 million as of September 30, 2009 and December 31, 2008 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. The Company previously submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination and updated the report to include recent analytical data. LDEQ is reviewing the assessment report. Once LDEQ completes its review and reports on whether all contamination has been fully defined, a risk evaluation in accordance with RECAP will be submitted and evaluated by LDEQ. At that point, LDEQ will establish what cleanup standards must be met at the site. When the process is complete, the Company will be in a position to develop an appropriate remediation plan and determine the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
As previously reported, the Company is involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment, and this was essentially completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from June 29, 2009 until July 6, 2010. Management does not expect the outcome of this litigation to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleges that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff seeks unspecified treble damages, injunctive relief, costs, and attorneys’ fees. Defendants’ motion to dismiss filed on September 4, 2009 is pending. The outcome of this matter cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
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

At September 30, 2009, we had approximately $226.1 million in aggregate commitments under operating leases of which approximately $7.9 million is payable through December 31, 2009, and a total of $31.7 million is payable over the twelve months ending September 30, 2010. The total lease commitments include $209.7 million for aircraft and $19.1 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
Purchase Commitments — At September 30, 2009, we had an order for two additional transport category aircraft at an approximate cost of $43.5 million with delivery dates in late 2009. These aircraft are planned for service in the Oil and Gas segment. Approximately $3.0 million of deposits on aircraft purchase commitments are included in other assets at September 30, 2009.
4. Long-term Debt
The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. At September 30, 2009, the market value of the notes was approximately $188.5 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of September 30, 2009.
Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks, which replaced the prior facility, providing a $75 million revolving credit facility maturing in September 2011. As of September 30, 2009, we had $10.4 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The interest rate is the prime rate plus 100 basis points. The interest rate through September 30, 2009 was 3.25%. Other terms are substantially similar to the prior facility. The new facility includes covenants related to working capital and funded debt to net worth identical to the previous credit agreement, and the consolidated net worth covenant was increased from $400 million to $425 million. As of September 30, 2009, we were in compliance with these covenants.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at September 30, 2009 and December 31, 2008.
Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and uncompensated care when the services are provided. The allowance for contractual discounts was $37.5 million and $37.6 million as of September 30, 2009 and December 31, 2008, respectively. The allowance for uncompensated care was $27.6 million and $20.8 million as of September 30, 2009 and December 31, 2008, respectively.
The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	September 30,	December 31,
	2009	2008
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	36%	35%
Allowance for Uncompensated Care	26%	20%

We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $8.0 million and $7.9 million at September 30, 2009 and December 31, 2008, respectively.
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
The amount expensed for 2008 under both the employee incentive compensation plan and the management incentive compensation plan was $1.0 million. For the nine months ended September 30, 2009, we expensed an estimated incentive compensation expense of $0.5 million compared to $0.8 million for the nine months ended September 30, 2008.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.5 million for 2008. For the nine months ended September 30, 2009, we expensed $0.4 million.
7. Fair Value Measurements
The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, previously SFAS No. 157, “Fair Value Measurements,” beginning in its 2008 fiscal year and there was no material impact to its consolidated financial statements. ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

	September 30, 2009	December 31, 2008
	Quoted prices in	Quoted prices in
	active markets for	active markets for
	Identical Assets	Identical Assets
	(Level 1)	(Level 1)
	(Thousands of dollars)
Short-term investments	$73,925	$42,121
Investments in other assets	3,692	3,297

Total	$77,617	$45,418

The Company holds it short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. In accordance with ASC 320, “Investments-Debt and Equity Securities,” these short-term investments are classified as available for sale. The Company has not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at September 30, 2009 and December 31, 2008. Investments included in other assets consist mainly of investment funds that are highly liquid and diversified. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.
8. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This statement, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
As a result of implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, management provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.
In December 2008, FASB issued ASC 715 “Compensation-Retirement Benefits,” previously FASB Staff Position (“FSP”) No. SFAS 132(R)-1, which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this standard shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this standard are not required for earlier periods that are presented for comparative purposes. Management does not currently expect that implementation of this standard will have an impact on our consolidated financial statements.

9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters and nine months ended September 30, 2009 and 2008.
10. Comprehensive Income
The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)		(Thousands of dollars)
Net earnings	$6,953	$7,897	$12,694	$20,718
Changes in pension plan assets and benefit obligations	(1)	22	(60)	25

Comprehensive income	$6,952	$7,919	$12,634	$20,743

11. Condensed Consolidating Financial Information
Our 7.125% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our wholly-owned Guarantor Subsidiaries.
The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$3,173	$709	$—	$3,882
Short-term investments	73,925	—	—	73,925
Accounts receivable — net	98,480	11,673	—	110,153
Intercompany receivable	—	65,451	(65,451)	—
Inventories of spare parts — net	61,645	—	—	61,645
Other current assets	11,196	11	—	11,207
Income taxes receivable	628	—	—	628

Total current assets	249,047	77,844	(65,451)	261,440

Investment in subsidiaries and other	68,951	—	(68,951)	—
Other assets	13,574	159	—	13,733
Property and equipment-net	515,307	16,772	—	532,079

Total assets	$846,879	$94,775	$(134,402)	$807,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,338	$507	$—	$15,845
Accrued liabilities	30,731	5,670	—	36,401
Intercompany payable	65,451	—	(65,451)	—

Total current liabilities	111,520	6,177	(65,451)	52,246

Long-term debt	210,350	—	—	210,350
Deferred income taxes and other long-term liabilities	59,837	19,647	—	79,484
Shareholders’ Equity:
Paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(15)	—	—	(15)
Retained earnings	172,253	66,277	(66,277)	172,253

Total shareholders’ equity	465,172	68,951	(68,951)	465,172

Total liabilities and shareholders’ equity	$846,879	$94,775	$(134,402)	$807,252

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	December 31, 2008
	Parent	Guarantor
	Company	Subsidiaries
	Only(1)	(1) (2)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$559	$600	$—	$1,159
Short-term investments	42,121	—	—	42,121
Accounts receivable — net	97,618	13,804	—	111,422
Intercompany receivable	—	57,722	(57,722)	—
Inventories of spare parts — net	58,249	—	—	58,249
Other current assets	10,671	16	—	10,687
Income taxes receivable	982	—	—	982

Total current assets	210,200	72,142	(57,722)	224,620

Investment in subsidiaries and other	65,227	—	(65,227)	—
Other assets	23,761	227	—	23,988
Property and equipment-net	511,986	16,588	—	528,574

Total assets	$811,174	$88,957	$(122,949)	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,174	$275	$—	$25,449
Accrued liabilities	20,886	4,307	—	25,193
Intercompany payable	57,722	—	(57,722)	—

Total current liabilities	103,782	4,582	(57,722)	50,642

Long-term debt	203,000	—	—	203,000
Deferred income taxes and other long-term liabilities	51,996	19,148	—	71,144
Shareholders’ Equity:
Paid-in capital	292,792	2,674	(2,674)	292,792
Accumulated other comprehensive income	45	—	—	45
Retained earnings	159,559	62,553	(62,553)	159,559

Total shareholders’ equity	452,396	65,227	(65,227)	452,396

Total liabilities and shareholders’ equity	$811,174	$88,957	$(122,949)	$777,182

(1)	Certain revisions were made to conform to the current period’s presentation.

(2)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

		For the quarter ended September 30, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$109,088	$15,095	$—	$124,183
Management fees	603	—	(603)	—
Gain on dispositions of assets, net	7	—	—	7
Other, principally interest income	53	—	—	53

	109,751	15,095	(603)	124,243

Expenses:
Direct expenses	88,393	12,579	—	100,972
Management fees	—	603	(603)	—
Selling, general and administrative expenses	7,193	513	—	7,706
Equity in net income of consolidated subsidiaries	(840)	—	840	—
Interest expense	3,976	—	—	3,976

	98,722	13,695	237	112,654

Earnings before income taxes	11,029	1,400	(840)	11,589
Income tax expense	4,076	560	—	4,636

Net earnings	$6,953	$840	$(840)	$6,953

	For the quarter ended September 30, 2008
	Parent
	Company	Guarantor
	Only(2)	Subsidiaries(1) (2)	Eliminations	Consolidated

Operating revenues, net	$117,647	$17,813	$—	$135,460
Management fees	712	—	(712)	—
Gain on disposition of assets, net	249	—	—	249
Other, principally interest income	29	—	—	29

	118,637	17,813	(712)	135,738

Expenses:
Direct expenses	96,405	13,965	—	110,370
Management fees	—	712	(712)	—
Selling, general, and administrative expenses	7,421	947	—	8,368
Equity in net income of consolidated subsidiaries	(2,069)	—	2,069	—
Interest expense	3,840	—	—	3,840

	105,597	15,624	1,357	122,578

Earnings before income taxes	13,040	2,189	(2,069)	13,160
Income taxes	5,143	120	—	5,263

Net earnings	$7,897	$2,069	$(2,069)	$7,897

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to conform to the current period’s presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$314,821	$49,635	$—	$364,456
Management fees	1,985	—	(1,985)	—
Gain on dispositions of assets, net	172	—	—	172
Other, principally interest income	181	—	—	181

	317,159	49,635	(1,985)	364,809

Expenses:
Direct expenses	268,149	39,862	—	308,011
Management fees	—	1,985	(1,985)	—
Selling, general and administrative expenses	22,190	1,558	—	23,748
Equity in net income of consolidated subsidiaries	(3,738)	—	3,738	—
Interest expense	11,894	—	—	11,894

	298,495	43,405	1,753	343,653

Earnings before income taxes	18,664	6,230	(3,738)	21,156
Income tax expense	5,970	2,492	—	8,462

Net earnings	$12,694	$3,738	$(3,738)	$12,694

	For the nine months ended September 30, 2008
	Parent
	Company	Guarantor
	Only(2)	Subsidiaries(1) (2)	Eliminations	Consolidated
Operating revenues, net	$325,863	$56,853	$—	$382,716
Management fees	2,274	—	(2,274)	—
Gain on disposition of assets, net	4,453	—	—	4,453
Other, principally interest income	532	—	—	532

	333,122	56,853	(2,274)	387,701

Expenses:
Direct expenses	276,049	42,304	—	318,353
Management fees	—	2,274	(2,274)	—
Selling, general, and administrative expenses	20,517	2,774	—	23,291
Equity in net income of consolidated subsidiaries	(8,219)	—	8,219	—
Interest expense	11,528	—	—	11,528

	299,875	47,352	5,945	353,172

Earnings before income taxes	33,247	9,501	(8,219)	34,529
Income taxes	12,529	1,282	—	13,811

Net earnings	$20,718	$8,219	$(8,219)	$20,718

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to conform to the current period’s presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Net cash provided by operating activities	$38,740	$1,716	$—	$40,456

Investing activities:
Purchase of property and equipment	(30,170)	(1,607)	—	(31,777)
Proceeds from asset dispositions	8,897	—	—	8,897
Purchase of short-term investments, net	(31,803)	—	—	(31,803)
Refund of deposits on aircraft	9,600	—	—	9,600

Net cash used in investing activities	(43,476)	(1,607)	—	(45,083)

Financing activities:
Proceeds from line of credit	10,350	—	—	10,350
Payment on line of credit	(3,000)	—	—	(3,000)

Net cash provided by financing activities	7,350	—	—	7,350

Increase in cash	2,614	109	—	2,723
Cash, beginning of period	559	600	—	1,159

Cash, end of period	$3,173	$709	$—	$3,882

	For the nine months ended September 30, 2008
	Parent
	Company	Guarantor
	Only(2)	Subsidiaries(1) (2)	Eliminations	Consolidated

Net cash provided by operating activities	$28,250	$2,165	$—	$30,415

Investing activities:
Purchase of property and equipment	(53,785)	(1,952)	—	(55,737)
Proceeds from asset dispositions	9,033	—	—	9,033
Proceeds from sale of short-term investments, net	27,028	—	—	27,028
Payment of deposits on aircraft	(11,546)	—	—	(11,546)

Net cash used in investing activities	(29,270)	(1,952)	—	(31,222)

Financing activities:
Proceeds from line of credit	3,800	—	—	3,800
Payment on line of credit	(3,800)	—	—	(3,800)
Proceeds from exercise of stock options	228	—	—	228

Net cash provided by financing activities	228	—	—	228

(Decrease) increase in cash	(792)	213	—	(579)
Cash, beginning of period	1,004	421	—	1,425

Cash, end of period	$212	$634	$—	$846

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to cash flows provided by (used in) operating and investing activities to conform to the current period’s presentation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2008 and in Part II Item 1.A. of our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended September 30, 2009 were $124.2 million, compared to $135.5 million for the three months ended September 30, 2008, a decrease of $11.3 million. Oil and Gas operating revenues decreased $7.5 million for the quarter ended September 30, 2009 due to a decrease in medium aircraft revenue related primarily to a decrease in flight hour activity on the continental shelf. There were also decreases in revenue as a result of the completion of a foreign contract in 2008, and decreases in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in light aircraft flight hours and revenues also in the Gulf of Mexico. Operating revenues in the Air Medical segment decreased $4.2 million due to decreased patient transports in the independent provider programs. We believe this decrease is primarily attributable to the current economic environment. Also contributing to the decrease was the closure in 2009 of six bases that were generating less than acceptable transport volumes. We did not incur any significant costs as a result of these closures.
Flight hours for the quarter ended September 30, 2009 were 37,647 compared to 39,483 for the quarter ended September 30, 2008. Oil and Gas segment’s flight hours decreased 874 hours due to a decrease in activity on the continental shelf of the Gulf of Mexico. There was a decrease of 962 flight hours in the Air Medical segment for the quarter ended September 30, 2009 due to an 820 decrease in patient transports in the independent provider programs as mentioned above, of which approximately 385 related to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Net segment profit for the Oil and Gas segment was $13.2 million for the quarter ended September 30, 2009, compared to $18.3 million for the quarter ended September 30, 2008. The decrease of $5.1 million was due to decreased medium aircraft revenue due to decreased activity on the continental shelf and a decrease in foreign contract revenues. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity in the Gulf of Mexico.
Net segment profit for the Air Medical segment was $7.5 million for the quarter ended September 30, 2009, compared to $4.4 million for the quarter ended September 30, 2008. The $3.1 increase was due to a $7.1 million decrease in direct expense in the Air Medical segment related to termination of the warranty program for certain aircraft and cost savings related to the closing of six bases, discussed further in the Segment Discussion below. In addition, there was increased hospital-based contract revenue, offset in part by a decrease in revenue in the independent provider programs due to decreased transports as previously mentioned.
Net earnings for the quarter ended September 30, 2009 were $7.0 million, or $0.45 per diluted share, compared to $7.9 million for the quarter ended September 30, 2008, or $0.52 per diluted share. Pre-tax earnings were $11.6 million for the quarter ended September 30, 2009, compared to $13.2 million for the same period in 2008. The decrease was primarily due to a decrease in medium aircraft revenue related to a decrease in activity on the continental shelf, completion of a foreign contract in 2008 and a decrease in revenue related to fuel charges. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity. Earnings for the quarter ended September 30, 2009 included a $4.9 million pre-tax credit included in direct expenses related to the termination of a manufacturer’s warranty program for a certain model aircraft. Earnings for the quarter ended September 30, 2008 included a $1.6 million pre-tax credit included in direct expenses related to the termination of a manufacturer’s warranty program for a certain model aircraft, and a $0.2 million pre-tax gain on disposition of assets.
Operating revenues for the nine months ended September 30, 2009 were $364.5 million, compared to $382.7 million for the same period in 2008, a decrease of $18.2 million. Oil and Gas operating revenues decreased $10.4 million. There was a decrease in flight hours and revenues for medium aircraft as a result of a voluntary grounding of certain aircraft in the first quarter related to a January 4, 2009 accident, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. There was also a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, and a decrease in foreign contract revenues due to completion of a foreign contract in 2008. These amounts were offset in part by an increase for medium aircraft related to deepwater activity and an increase in flight hours and revenues for light aircraft in the Oil and Gas segment. Air Medical operating revenues decreased $8.1 million due to a 1,939 decrease in patient transports in the independent provider programs primarily related to the closure of six bases, resulting in a decrease of 1,055 transports, as well as the effects of the current economic environment, which we believe primarily caused the remaining 884 decrease in transports.
Flight hours for the nine months ended September 30, 2009 were 111,956, a decrease of 1,304 flight hours, compared to 113,620 for the nine months ended September 30, 2008. Oil and Gas segment flight hours increased 1,268 due to increased light aircraft flight hours, offset by a decrease in medium aircraft flight hours in the Gulf of Mexico, and a decrease in flight hours in our foreign operations due to completion of a contract in 2008. The decrease in medium aircraft flight hours year-to-date September 30, 2009 is due primarily to the voluntary grounding of medium aircraft in January 2009, related to the accident as mentioned above. Air Medical segment flight hours decreased 2,247 flight hours due to decreased patient transports in the independent provider programs due to the reasons mentioned above.
Oil and Gas segment’s operating income was $40.1 million for the nine months ended September 30, 2009, compared to $50.2 million for the nine months ended September 30, 2008. The decrease of $10.1 million was primarily due to decreased revenues related to activity on the continental shelf, and decreased foreign contract revenues. Oil and Gas segment operating income was also adversely affected in the first quarter of 2009 due to the decrease in operating revenues associated with the voluntary grounding of certain aircraft related to a January 4, 2009 accident.
Net segment profit for the Air Medical segment was $8.6 million for the nine months ended September 30, 2009, compared to $5.4 million for the nine months ended September 30, 2008. The increase of $3.2 million was primarily due to a $10.0 million decrease in direct expense in the Air Medical segment related to termination of the warranty program for certain aircraft, cost savings related to the closing of six bases, and other items discussed in the Segment Discussion below.
Net earnings for the nine months ended September 30, 2009 were $12.7 million, or $0.83 per diluted share, compared to $20.7 million for the nine months ended September 30, 2008, or $1.36 per diluted share. Pre-tax earnings were $21.2 million for the nine months ended September 30, 2009, compared to $34.5 million for the same period in 2008. The decrease in earnings is primarily due to decreased revenues related to decreased activity on the continental shelf and decreased revenues as a result of the completion of a foreign contract. Earnings for the nine months ended September 30, 2009 included a $4.9 million pre-tax credit included in direct expenses related to termination of the warranty program for certain aircraft. Earnings for the nine months ended September 30, 2008 included a pre-tax gain on disposition of assets, net, of $4.5 million, an aggregate insurance charge of $2.1 million, and a $1.6 million credit due to termination of the warranty program for certain aircraft included in direct expenses.
At September 30, 2009, we had an order for two additional transport category aircraft at an approximate cost of $43.5 million with delivery dates in late 2009. These aircraft are planned for service in the Oil and Gas segment. We intend to fund these aircraft with operating leases, cash, and/or our revolving credit facility.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter and nine months ended September 30, 2009 and 2008:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Flight hours:
Oil and Gas	28,749	29,623	85,470	84,202
Air Medical (1)	8,898	9,860	26,108	28,355
Technical Services	—	—	378	703

Total	37,647	39,483	111,956	113,260

Air Medical Transports (2)	5,226	6,046	15,529	17,468

	September 30,
	2009	2008
Aircraft operated at period end:
Oil and Gas (3)	163	152
Air Medical (4)	87	88
Technical Services	4	4

Total	254	244

(1)	Flight hours include 2,342 flight hours associated with hospital-based contracts, compared to 2,044 flight hours in the prior year quarter. For the nine months ended September 30, 2009 and 2008, flight hours associated with hospital-based contracts were 6,575 and 5,518 respectively.

(2)	Represents individual patient transports for the period.

(3)	Includes nine aircraft as of September 30, 2009 and 2008 that are customer owned.

(4)	Includes eight aircraft as of September 30, 2009 and seven aircraft as of September 30, 2008 that are customer owned.
Results of Operations
Quarter Ended September 30, 2009 compared with Quarter Ended September 30, 2008
Combined Operations
Revenues — Operating revenues for the three months ended September 30, 2009 were $124.2 million, compared to $135.5 million for the three months ended September 30, 2008, a decrease of $11.3 million. Oil and Gas operating revenues decreased $7.5 million for the quarter ended September 30, 2009 due to a decrease in medium aircraft revenue resulting from a decrease in activity on the continental shelf. There were also decreases in foreign contract revenue and revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity in the Gulf of Mexico. Operating revenues in the Air Medical segment decreased $4.2 million due to an 820 decrease in patient transports in the independent provider programs, of which approximately 385 related to base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Total flight hours were 37,647 for the three months ended September 30, 2009, compared to 39,483 for the three months ended September 30, 2008. Flight hours in the Oil and Gas segment were 28,749 for the three months ended September 30, 2009, compared to 29,623 for three months ended September 30, 2008, a decrease of 874 flight hours. There was a decrease in medium aircraft flight hours related to a decrease in activity on the continental shelf, and also a decrease due to completion of a foreign contract.

Air Medical segment flight hours for the three months ended September 30, 2009 were 8,898 compared to 9,860 for the three months ended September 30, 2008, a decrease of 962 flight hours. This decrease was related to reduced patient transport volume related to the closure of six bases and current economic conditions. We did not incur any significant costs as a result of these closures.
Other Income and Gains — Gain on dispositions of assets was less than $0.1 million for the three months ended September 30, 2009, and $0.2 million for the three months ended September 30, 2008. These amounts represent gains and losses on sales of assets that no longer meet our strategic needs.
Other income was less than $0.1 million for the three months ended September 30, 2009 and September 30, 2008.
Direct Expenses — Direct operating expense was $101.0 million for the three months ended September 30, 2009, compared to $110.4 million for the three months ended September 30, 2008, a decrease of $9.4 million. This decrease was primarily due to decreased fuel expense ($5.0 million) due to reduced per-gallon fuel costs compared to the prior year quarter, and decreased aircraft warranty costs ($4.7 million) due to a $4.9 million credit related to termination of the warranty program for certain aircraft. These decreases were offset by increases in other items, net ($0.3 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $7.7 million for the three months ended September 30, 2009, compared to $8.4 million for the three months ended September 30, 2008. This decrease is primarily due to decreased legal fees ($0.2 million), decreased expenses for outside medical personnel ($0.2 million), and a decrease in rent and other base costs ($0.6 million) primarily resulting from the base closures.
Interest Expense — Interest expense was $4.0 million for the three months ended September 30, 2009, compared to $3.8 million for the three months ended September 30, 2008.
Income Taxes — Income tax expense for the three months ended September 30, 2009 was $4.7 million compared to $5.3 million for the three months ended September 30, 2008. The effective tax rate was 40% for the three months ended September 30, 2009 and 2008.
Net Earnings — Our net earnings for the three months ended September 30, 2009 was $7.0 million compared to $7.9 million for the three months ended September 30, 2008. Earnings before income taxes for the three months ended September 30, 2009 were $11.6 million compared to $13.2 million for the same period in 2008. Earnings per diluted share were $0.45 for the current quarter compared to earnings per diluted share of $0.52 for the prior year quarter. The decrease for the quarter ended September 30, 2009 is primarily related to a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, and completion of a foreign contract in 2008. The quarter ended September 30, 2009 included a pre-tax credit of $4.9 million related to the termination of the warranty program for certain aircraft. There was a $1.6 million credit for termination of a warranty program in the prior year quarter, and a $0.2 million pre-tax gain on disposition of assets. We had 15.3 million common shares outstanding during the three months ended September 30, 2009 and 2008.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $79.2 million for the three months ended September 30, 2009, compared to $86.7 million for the three months ended September 30, 2008, a decrease of $7.5 million. Flight hours were 28,749 for the current quarter compared to 29,623 for the same quarter in the prior year. The decrease in revenue is due to a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, decreased foreign contract revenues, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and increased light aircraft flight hours and revenues in the Gulf of Mexico, which operate at lower rates and margins as compared to medium aircraft.
The number of aircraft in the segment was 163 at September 30, 2009, compared to 152 aircraft at September 30, 2008. We have sold or disposed of two aircraft in the Oil and Gas segment since September 30, 2008, consisting of one light and one medium aircraft. We also transferred four medium aircraft from the Air Medical segment since September 30, 2008, and transferred one fixed wing aircraft to the Air Medical segment since September 30, 2008. We have added 10 new aircraft to the Oil and Gas segment since September 30, 2008, consisting of four light, two medium, and four heavy. We have two transport category aircraft on order for delivery in 2009. The additional heavy aircraft are for deepwater applications.
Direct expense in our Oil and Gas segment was $65.7 million for the three months ended September 30, 2009, compared to $68.1 million for the three months ended September 30, 2008, a decrease of $2.4 million. There were decreases in aircraft warranty costs ($1.6 million), due to the $1.3 million credit related to termination of the warranty program for certain aircraft, and fuel expense ($4.0 million) as the cost of fuel has declined compared to the prior year quarter. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue. These decreases were offset by an increase in aircraft rent ($1.7 million) related to additional aircraft on lease, and insurance expense ($0.7 million) due to additional aircraft added to the fleet and also due to an increase in rates. Other items increased, net ($0.8 million).
Our Oil and Gas segment’s operating income was $13.2 million for the three months ended September 30, 2009, compared to $18.3 million for the three months ended September 30, 2008. Operating margins were 17% for the three months ended September 30, 2009, compared to 21% for the three months ended September 30, 2008. The decrease in operating income and operating margin is due to decreased revenues as discussed above. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity in the Gulf of Mexico. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $43.3 million for the three months ended September 30, 2009, compared to $47.5 million for the three months ended September 30, 2008, a decrease of $4.2 million. The decrease was due to reduced patient transports in the independent provider programs ($6.2 million) related to the closure in 2009 of six locations and the current economic environment, offset by an increase in revenue from hospital-based contracts ($1.1 million), primarily due to an increase in the number of contracts. Total patient transports were 5,226 for the three months ended September 30, 2009, compared to 6,046 for the three months ended September 30, 2008, a decrease of 820 transports. There was a decrease of approximately 385 transports due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Flight hours were 8,898 for the three months ended September 30, 2009, compared to 9,860 for the three months ended September 30, 2008. The number of aircraft in the segment was 87 at September 30, 2009, compared to 88 at September 30, 2008. Since September 30, 2008, we transferred four medium aircraft to the Oil and Gas segment. We added two light aircraft in the Air Medical segment, including one customer-owned aircraft. We also added one fixed wing aircraft to the segment.
Direct expense in our Air Medical segment was $34.0 million for the three months ended September 30, 2009, compared to $41.1 million for the three months ended September 30, 2008. The $7.1 million decrease was due to a decrease in employee compensation costs ($2.2 million) due to the closure of six base locations and reductions in support personnel. Aircraft warranty costs decreased ($3.2 million) due to the $3.6 million credit related to termination of the warranty program related to a certain aircraft. Fuel expense decreased ($1.0 million) due to reduced per-gallon fuel costs compared to the prior year quarter, and other items decreased, net ($0.7 million).

Selling, general and administrative expenses were $1.8 million for the three months ended September 30, 2009, compared to $2.0 million for the three months ended September 30, 2008. The $0.2 million decrease is due to decreased costs for outside medical personnel in the Air Medical segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $7.5 million for the three months ended September 30, 2009, compared to $4.4 million for the three months ended September 30, 2008. Operating margin was 17% for the three months ended September 30, 2009 compared to 9% for the three months ended September 30, 2008. The improvement in operating income and operating margin is primarily attributable to the credit of $3.6 million related to the termination of a manufacturer’s warranty program.
Technical Services — Technical Services revenues were $1.6 million for the three months ended September 30, 2009, compared to $1.2 million for the three months ended September 30, 2008. Direct expenses in our Technical Services segment were $1.3 million for the three months ended September 30, 2009, compared to $1.2 million for the three months ended September 30, 2008. The increase in revenue and operating income is due to increased activity. Our Technical Services segment’s operating income was $0.4 million for the three months ended September 30, 2009, compared to $0.1 million for the three months ended September 30, 2008.
Nine months Ended September 30, 2009 compared with Nine months Ended September 30, 2008
Combined Operations
Revenues — Operating revenues for the nine months ended September 30, 2009 were $364.5 million, compared to $382.7 million for the same period in 2008, a decrease of $18.2 million. Oil and Gas operating revenues decreased $10.3 million. There was a decrease in flight hours and revenues for medium aircraft as a result of a voluntary grounding of certain aircraft in the first quarter related to the January 4, 2009 accident, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. There was also a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, and a decrease in foreign contract revenues due to completion of a contract in 2008. These were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in flight hours and revenues for light aircraft in the Oil and Gas segment, which operate at lower rates and margins as compared to medium aircraft. Air Medical operating revenues decreased $8.1 million due to decreased patient transports in the independent provider programs resulting from the closure during 2009 of six bases and the effects of the current economic environment. We did not incur any significant costs as a result of these closures.
Total flight hours were 111,956 for the nine months ended September 30, 2009, compared to 113,260 for the nine months ended September 30, 2008. Flight hours in the Oil and Gas segment were 85,470 for the nine months ended September 30, 2009, compared to 84,202 for the nine months ended September 30, 2008. Although flight hours increased for the nine months ended September 30, 2009, revenue decreased as the hourly rate for light aircraft is significantly less than the rate for larger aircraft. Air Medical segment flight hours for the nine months ended September 30, 2009 were 26,108, compared to 28,355 for the nine months ended September 30, 2008, a decrease of 2,247 flight hours. This decrease was related to a decrease of 1,939 patient transports in the independent provider programs, of which approximately 1,055 related to base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.

Other Income and Gains — Gain on dispositions of assets was $0.2 million for the nine months ended September 30, 2009, compared to a gain of $4.5 million for the nine months ended September 30, 2008. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.2 million for the nine months ended September 30, 2009, compared to $0.5 million for the nine months ended September 30, 2008. Recent decreases in interest rates have affected interest income.
Direct Expenses — Direct operating expense was $308.0 million for the nine months ended September 30, 2009, compared to $318.4 million for the nine months ended September 30, 2008, a decrease of $10.4 million. Direct expense decreased $10.0 million in the Air Medical segment and $0.2 million in the Oil and Gas segment.
The decrease in total direct expense was due to decreased fuel costs ($13.0 million) due to a decrease in fuel costs per-gallon compared to the prior year. Fuel costs in the Oil and Gas segment are invoiced to the customer based on costs above a certain contracted amount and are included in revenue. Aircraft warranty costs decreased ($5.1 million) as a result of the $4.9 million credit related to termination of the warranty program for certain aircraft. These decreases were offset by increases in aircraft lease expense ($3.7 million), aircraft insurance ($1.5 million), aircraft depreciation ($0.9 million), and aircraft parts usage ($1.2 million) due to aircraft deliveries in 2008 and 2009. Other items, net, also increased ($0.5 million). These items are discussed in more detail in the Segment Discussion below.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $23.7 million for the nine months ended September 30, 2009, compared to $23.3 million for the nine months ended September 30, 2008. Legal fees increased ($1.1 million) related to the pending case with the pilots’ union, and employee compensation costs increased ($0.6 million) primarily due to compensation rate increases. These increases were offset by decreases in third party services ($0.9 million) and other base costs ($0.7 million).
Interest Expense — Interest expense was $11.9 million for the nine months ended September 30, 2009, compared to $11.5 million for the nine months ended September 30, 2008.
Income Taxes — Income tax expense for the nine months ended September 30, 2009 was $8.5 million compared to $13.8 million for the nine months ended September 30, 2008. The effective tax rate was 40% for the nine months ended September 30, 2009 and 2008.
Net Earnings — Our net earnings for the nine months ended September 30, 2009 was $12.7 million compared to $20.7 million for the nine months ended September 30, 2008. Earnings before income taxes for the nine months ended September 30, 2009 were $21.2 million compared to $34.5 million for the same period in 2008. Earnings per diluted share were $0.83 for the nine months ended September 30, 2009, compared to earnings per diluted share of $1.36 for the prior year period. The decrease for the nine months ended September 30, 2009 is related to decreased revenues due to decreased activity on the continental shelf, and decreased revenues as a result of the completion of a foreign contract in 2008. Earnings for the nine months ended September 30, 2009 included a $4.9 million pre-tax credit included in direct expenses related to termination of the manufacturer’s warranty program for certain aircraft. Included in earnings before income taxes for the nine months ended September 30, 2008 are gains on disposition of assets of $4.5 million, and a $1.6 million credit included in direct expenses as a result of termination of a manufacturer’s warranty program for certain aircraft. These amounts were offset by a $2.1 million charge for our aviation insurance and workers’ compensation related to accidents during the period. We had 15.3 million common shares outstanding during the nine months ended September 30, 2009 and 2008.

Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $233.0 million for the nine months ended September 30, 2009, compared to $243.4 million for the nine months ended September 30, 2008, a decrease of $10.4 million. Flight hours were 85,470 for the nine months ended September 30, 2009 compared to 84,202 for the same period in 2008. There was a decrease in flight hours and revenues for medium aircraft as a result of a voluntary grounding of certain aircraft in the first quarter related to the January 4, 2009 accident, and a decrease in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. There was also a decrease in medium aircraft revenue due to a decrease in activity on the continental shelf, and a decrease in foreign contract revenues due to completion of a contract in 2008. These amounts were offset in part by an increase in revenue for medium aircraft related to deepwater activity and an increase in flight hours and revenues for light aircraft in the Oil and Gas segment, which operate at lower rates and margins as compared to medium aircraft.
Direct expense in our Oil and Gas segment was $192.0 million for the nine months ended September 30, 2009, compared to $192.2 million for the nine months ended September 30, 2008, a decrease of $0.2 million. Employee compensation expense increased ($2.5 million) primarily due to a compensation rate increase. Primarily as a result of additional aircraft in the fleet, we experienced increases in aircraft lease expense ($4.7 million), aircraft depreciation ($1.1 million), aircraft parts usage ($0.9 million) and aircraft insurance ($1.3 million). These increases were offset by a decrease in fuel expense ($10.3 million) as a result of a decrease in per-gallon fuel costs. Total fuel costs is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue.
Selling, general and administrative expenses were $1.0 million for the nine months ended September 30, 2009 and 2008.
Our Oil and Gas segment’s operating income was $40.1 million for the nine months ended September 30, 2009, compared to $50.2 million for the nine months ended September 30, 2008. Operating margins were 17% for the nine months ended September 30, 2009, compared to 21% for the nine months ended September 30, 2008. The reduction in operating income and margin is due to decreased medium aircraft revenue due to the voluntary grounding of certain aircraft following the accident in January 2009, and also due to a decrease in activity on the continental shelf, and decreased foreign contract revenues. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $125.0 million for the nine months ended September 30, 2009, compared to $133.1 million for the nine months ended September 30, 2008, a decrease of $8.1 million or 6%. The decrease was related to decreased patient transports in the independent provider programs and also due to the closure of six locations. Patient transports were 15,529 for the nine months ended September 30, 2009, compared to 17,468 for the nine months ended September 30, 2008, a decrease of 1,939. Patient transports decreased by approximately 1,055 due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment. There was an increase in hospital-based contracts for the period ended September 30, 2009, due to additional contract awards. Flight hours were 26,108 for the nine months ended September 30, 2009, compared to 28,355 for the nine months ended September 30, 2008.
Direct expense in our Air Medical segment was $111.5 million for the nine months ended September 30, 2009, compared to $121.5 million for the nine months ended September 30, 2008. The $10.0 million decrease was due to decreases in employee compensation costs ($3.1 million) primarily due to a decrease in personnel related to independent provider programs closed since September 30, 2008 and also due to a reduction in support personnel. Fuel expense decreased ($2.7 million) due to a decrease in fuel costs, aircraft warranty costs decreased ($3.7 million) due to the credit related to the termination of the warranty program for certain aircraft, and other items decreased, net ($0.5 million).
Selling, general and administrative expenses were $4.9 million for the nine months ended September 30, 2009, compared to $6.2 million for the nine months ended September 30, 2008. The decrease is due to a reduction in personnel, and expenses related to outside medical personnel services. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $8.6 million for the nine months ended September 30, 2009, compared to $5.4 million for the nine months ended September 30, 2008. The operating margin was 7% for the nine months ended September 30, 2009, compared to 4% for the nine months ended September 30, 2008. The increases in operating income and margins are due to the decreases in direct expenses described above.
Operating margins in our Air Medical segment have been lower compared to our other segments. There have been cost reductions recently and six locations have been closed. We will continue to focus efforts on this segment to improve earnings. Margins in this segment can also be affected by adverse weather conditions, which reduces volume, and by the payor mix.
Technical Services — Technical Services revenues were $6.4 million for the nine months ended September 30, 2009, compared to $6.3 million for the nine months ended September 30, 2008. Direct expenses in our Technical Services segment were $4.6 for the nine months ended September 30, 2009, compared to $4.7 million for the nine months ended September 30, 2008. Our Technical Services segment’s operating income was $1.8 million for the nine months ended September 30, 2009, compared to $1.5 million for September 30, 2008. Operating margins were 28% for the nine months ended September 30, 2009, compared to 24% for the nine months ended September 30, 2008.
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
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented by the issuance of our Senior Notes in 2002, which were refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions. The continued credit crisis and related turmoil in the global financial system have contributed to causing an increase in our operating lease financing costs. The leases we have entered into in the first nine months of 2009 are approximately 100 basis points higher than in 2008. We cannot predict what additional future effects the credit crisis may have on our business and financial condition.

Cash Flow
Our cash position was $3.9 million at September 30, 2009 compared to $1.2 million at December 31, 2008. Short-term investments were $74.0 million at September 30, 2009, compared to $42.1 million at December 31, 2008. Working capital was $209.2 million at September 30, 2009, as compared to $174.0 million at December 31, 2008, an increase of $35.2 million. The increase in working capital was due to an increase in cash and cash equivalents of $2.7 million, an increase in short-term investments of $31.8 million due in part to receipt of proceeds from aircraft sales and dispositions ($8.9 million) and from refunds of deposits on aircraft ($9.6 million). Additionally, accounts receivable decreased $1.3 million due to decreased revenues, and a decrease in days outstanding. There was also an increase in inventory of $3.4 million, an increase in prepaid expenses of $0.3 million, and an increase in accounts payable and accrued liabilities of $1.6 million.
Net cash provided by operating activities was $40.5 million for the nine months ended September 30, 2009, compared to $30.4 million for the nine months ended September 30, 2008, an increase of $10.1 million. There was a decrease in net earnings of $8.0 million. There was also a decrease in accounts receivable of $1.3 million at September 30, 2009 compared to an increase of $22.0 million at September 30, 2008, resulting in an increase of $23.3 million in cash from operating activities. Additionally, other assets increased $1.4 million in the current nine-month period compared to a decrease of $0.9 million in the prior nine-month period, resulting in a decrease in cash from operating activities of $2.3 million. Accounts payable and accrued liabilities increased $1.6 million compared to an increase of $5.3 million in the same period of 2008, resulting in a decrease in cash from operating activities of $3.7 million.
Capital expenditures were $31.8 million for the nine months ended September 30, 2009 compared to $55.7 million for the nine months ended September 30, 2008. Capital expenditures for 2009 included $26.8 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2008 included $48.9 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft sales and dispositions were $8.9 million for the nine months ended September 30, 2009 compared to $9.0 million for the nine months ended September 30, 2008.
Credit Facility
Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks, which replaced the prior facility, providing a $75 million revolving credit facility maturing in September 2011. The interest rate is the prime rate plus 100 basis points. At September 30, 2009, we had $10.4 million in borrowings and $5.1 million in letters of credit outstanding under that facility. The weighted average effective interest rate on our revolving credit facility 3.25% for both the three and nine months ended September 30, 2009. The new facility includes covenants related to working capital and funded debt to net worth, identical to the previous credit agreement, and the consolidated net worth covenant was increased from $400 million to $425 million. As of September 30, 2009, we were in compliance with the covenants under our credit agreement.
Contractual Obligations
At September 30, 2009, we had an order for two additional transport category aircraft at an approximate cost of $43.5 million with delivery dates in late 2009. The aircraft are planned for service in the Oil and Gas segment. We intend to fund these aircraft with operating leases, cash, or the revolving credit facility. We have a $2.0 million deposit with the manufacturer for these two aircraft.
The table below sets out our contractual obligations as of September 30, 2009 related to our revolving credit facility, operating lease obligations, the 7.125% Senior Notes due 2013, as well as our aircraft purchase commitments. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We currently lease 23 aircraft included in the lease obligations below.

	Payment Due by Year
							Beyond
	Total	2009	2010	2011	2012	2013	2013
			(Thousands of dollars)
Aircraft purchase obligations (1)	$43,517	$43,517	$—	$—	$—	$—	$—
Aircraft lease obligations	209,671	6,976	28,504	29,772	30,439	30,804	83,176
Other lease obligations	19,093	880	3,343	2,851	1,951	1,445	8,623
Long-term debt	210,350	—	—	10,350	—	200,000	—

	$482,631	$51,373	$31,847	$42,973	$32,390	$232,249	$91,799

1)	These commitments are for aircraft that we intend to fund from operating leases, cash, or our revolving credit facility.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The fair market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2009, the market value of the notes was approximately $188.5 million, based on quoted market indications. The recent global credit and financial crisis has caused sharp decreases in demand and market prices for high-yield notes such as ours. Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $10.4 million in borrowings outstanding at September 30, 2009, a ten percent increase in the interest rate to 3.85% would reduce our annual pre-tax earnings by an amount less than $0.1 million.
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
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleges that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff seeks unspecified treble damages, injunctive relief, costs, and attorneys’ fees. Defendants’ motion to dismiss filed on September 4, 2009 is pending. The outcome of this matter cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
For information regarding Legal Proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).
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
Item 1.A. “Risk Factors” of our 2008 Form 10-K includes a discussion of our other risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
(a)	Exhibits
3.1	(i)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
November 9, 2009	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 9, 2009	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer