Form 10-K
period 2009-12-31
PHI INC
filed 2010-03-08
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-9827
PHI, INC.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0395707 (I.R.S. Employer Identification No.)

2001 SE Evangeline Thruway Lafayette, Louisiana (Address of principal office)	70508 (Zip Code)
(Registrant’s telephone number including area code: (337) 235-2452
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock Non-Voting Common Stock	The NASDAQ Global Market The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐  No: ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐  No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑  No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐  No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐  No: ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $230,583,471 based upon the last sales prices of the voting and non-voting common stock on June 30, 2009, as reported on the NASDAQ Global Market.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 26, 2010 was:
Voting Common Stock 2,852,616 shares.                    Non-Voting Common Stock 12,458,992 shares.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Information Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.
INDEX — FORM 10-K

i

PART I
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-K and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of aircraft lease financing or capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1A below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section below. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
ITEM 1. BUSINESS
General
Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers such as health care providers and U.S. governmental agencies such as the National Science Foundation. We also provide air medical transportation for hospitals and emergency service agencies where we operate as an independent provider of medical services. We also provide helicopter maintenance and repair services to certain customers. At December 31, 2009, we owned or operated approximately 255 aircraft domestically and internationally.
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
Oil and gas exploration and production companies and other offshore oil service companies use our services primarily for routine transportation of personnel and equipment, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of our customers have entered into contracts with us, although some hire us on an “ad hoc” or “spot” basis.

Most of our Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges up to 495 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations from 50 to 200 miles offshore. (See Item 2 — Properties, for specific information by aircraft model.)
Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operation costs, including costs for pilots and maintenance personnel.
Operating revenues from the Oil and Gas segment accounted for 65%, 64%, and 64% of consolidated operating revenues during the years ended December 31, 2009, 2008, and 2007, respectively.
Air Medical. We provide air medical transportation services for hospitals and emergency service agencies in 17 states using approximately 85 aircraft at 65 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Our Air Medical operations are headquartered in Phoenix, Arizona. The Air Medical segment’s operating revenues accounted for 33%, 34%, and 34% of consolidated operating revenues for the years ended December 31, 2009, 2008, and 2007, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $32.1 million, $36.1 million, and $31.9 million as of December 31, 2009, 2008, and 2007, respectively. The allowance for uncompensated care was $28.1 million, $20.8 million, and $19.1 million as of December 31, 2009, 2008, and 2007, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts (1)	52%	47%	44%	34%	35%	33%
Provision for uncompensated care	11%	11%	12%	30%	20%	20%

1)	The increase in the provision for contractual discounts is related to rate increases in gross billings, as a higher percentage of the rate increase portion of the gross billing is not collected.
Amounts attributable to Medicaid, Medicare, Insurance, and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2009	2008	2007
Medicaid	12%	11%	10%
Medicare	18%	18%	16%
Insurance	68%	67%	71%
Self Pay	2%	4%	3%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 8%, 12%, and 8% of the segment’s revenues for 2009, 2008, and 2007, respectively.

Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operate six aircraft for the National Science Foundation in Antarctica under this segment.
Operating revenues from the Technical Services segment accounted for 2% of consolidated operating revenues for the years ended December 31, 2009, 2008, and 2007.
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
Inventories
We carry a significant inventory of aircraft parts to support the maintenance and repair of our helicopters. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers and Federal Aviation Administration (“FAA”) specifications, and returned to inventory. The cost to refurbish these parts is expensed as incurred. We use systematic procedures to estimate the value of these used parts, which include consideration of their condition and continuing utility. The carrying values of inventory reported in our consolidated financial statements are affected by these estimates and may change from time to time if our estimated values change. See “Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, Inventories of Spare Parts.”
Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Oil and Gas segment and accounted for 15%, 13%, and 12% of operating revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Also, another customer in our Oil and Gas segment accounted for 13%, 14%, and 15% of operating revenues for the years ended December 31, 2009, 2008, and 2007, respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.
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

Employees
As of December 31, 2009, we employed approximately 2,251 full-time employees and 48 part-time employees, including approximately 706 pilots, 715 aircraft maintenance personnel, and 404 medical support staff.
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
Environmental Matters
We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at our facilities, and determine whether there is a need for environmental remediation based on these surveys. See “Notes to Consolidated Financial Statements, Footnote 9, Commitments and Contingencies, Environmental Matters.”
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
ITEM 1A. Risk Factors
All phases of our operations are subject to significant uncertainties, risks, and other influences. Known material risks and other important factors that could cause our actual results to differ materially from anticipated results or other expectations are discussed below:
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
Our operations are affected by adverse weather conditions and seasonal factors.
We are subject to three types of weather-related or seasonal factors:
➢	poor weather conditions that often prevail during winter but can develop in any season;

➢	the tropical storm and hurricane season in the Gulf of Mexico; and

➢	reduced daylight hours during the winter months.
Poor visibility, high winds and heavy precipitation can affect the operation of helicopters and significantly reduce our flight hours. A significant portion of our operating revenue is dependent on actual flight hours and a substantial portion of our direct costs is fixed. Thus, prolonged periods of adverse weather can materially and adversely affect our operating revenues and net earnings.
In the Gulf of Mexico, the months of December, January and February generally have more days of adverse weather conditions than the other months of the year. Also, June through November is tropical storm and hurricane season in the Gulf of Mexico, with August and September typically being the most active months. During tropical storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft to safer locations. In addition, as most of our facilities are located along the Gulf of Mexico coast, tropical storms and hurricanes may cause substantial damage to our property, including helicopters that we are unable to relocate.
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 79 of the 164 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under visual flight rules (“VFR”). Not all of our pilots are IFR rated.
We may not be able to obtain acceptable customer contracts covering some of our new helicopters, and there will be a delay between the time that a helicopter is delivered to us and the time that it can begin generating revenues.
Many of our new helicopters used in oil and gas operations may not be covered by customer contracts when they are placed into service, and we cannot assure as to when we will be able to utilize these new helicopters or on what terms. In addition, with respect to those helicopters that will be covered by customer contracts when they are placed into service, our contract terms generally are too short to recover our cost of purchasing the helicopter at current rates. Thus, we are subject to the risk that we will be unable to recoup our investment in the helicopters.
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
Most of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, undue reliance should not be placed on our customer contracts or the terms of those contracts.
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

Our air medical operations expose us to numerous special risks, including collection risks and potential medical malpractice claims.
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
Our international operations represented approximately 1% of our total operating revenues for the year ended December 31, 2009; however, we often consider international opportunities, particularly in our Oil and Gas segment, and often in lesser developed countries. These operations are subject to a number of risks inherent in operating in lesser developed countries, including:
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
Our ability to attract and retain qualified pilots, mechanics, nurses, paramedics and other highly trained personnel will be an important factor in determining our future success. Many of our customers require pilots of aircraft that service them to have inordinately high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. Accordingly, we cannot assure that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics, and those of our competitors, are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons are called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs.
RISKS SPECIFIC TO OUR COMPANY
We are highly dependent on the offshore oil and gas industry.
Approximately 65% of our 2009 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies. Our business is highly dependent on the level of activity by oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:
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
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2009, 15% of our revenues were attributable to our largest customer. We also had a second customer that accounted for 13% of revenues for the year ended December 31, 2009. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
Although credit markets have improved following the credit crisis in late 2008 and 2009, there remains a risk that these markets may have an adverse impact on our business and financial condition in ways that we currently cannot predict.
The credit markets and related turmoil in the global financial system may have an adverse impact on our business and our financial condition. We cannot predict our ability to obtain lease financing due to credit availability, and this could limit our ability to fund our future growth and operations. While we have been able to obtain proposals and lease financing, we cannot predict future availability nor the effects on pricing for lease financing.
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
We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2009, our total long-term indebtedness was $218.3 million, consisting of $200 million of our 7.125% Senior Notes due 2013 and $18.3 million borrowed under our revolving credit facility due 2011. Our debt to equity ratio at December 31, 2009 was 0.47 to 1.00, as compared to 0.45 to 1.00 at December 31, 2008. We also have significant operating lease commitments, detailed in Note 9 to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
At December 31, 2009, we had $18.3 million in borrowings and $5.1 million in letters of credit outstanding under our revolving line of credit. As of December 31, 2009, availability for borrowings under our revolving credit facility was $51.6 million.
Our substantial indebtedness and operating lease commitments could have significant negative consequences to us that you should consider. For example, they could:
➢	require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, and make lease payments on our operating leases, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

➢	increase our vulnerability to general adverse economic and industry conditions and limit our ability to withstand competitive pressures;

➢	limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

➢	place us at a competitive disadvantage compared to our competitors that have less debt; and

➢	limit our ability to obtain additional financing for working capital, capital expenditures and other aspects of our business plan.
Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. When our 7.125% Senior Notes come due in 2013, we will likely need to enter into new financing arrangements at that time to repay those notes. We may be unable to obtain that financing on favorable terms, which could adversely affect our business, financial condition and results of operations. For more information on our indebtedness, please see the consolidated financial statements included elsewhere herein.
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
Although an attempted takeover of our company is unlikely by virtue of the ownership by our Chief Executive Officer of more than 50% of the total voting power of our capital stock, there are also provisions in our articles of incorporation and by-laws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Aircraft
Information regarding our owned and leased aircraft fleet and 16 customer-owned aircraft as of December 31, 2009 is set forth in the following table:

					Cruise	Appr.
		Number			Speed	Range
Manufacturer	Type	in Fleet	Engine	Passengers	(mph)	(miles)(2)
Light Aircraft
Bell	206 / 407	99	Turbine	4—6	130—150	300—420
Eurocopter	BK-117 / BO-105	8	Twin Turbine	4—6	135	255—270
Eurocopter	EC-135 (1)	36	Twin Turbine	7	143	382
Eurocopter	AS350 B2 / B3	23	Turbine	5	140	337—385

Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1) / 430 (1)	16	Twin Turbine	8—13	115—160	300—370
Sikorsky	S-76 (1) A++, C+, C++	46	Twin Turbine	12	150	400
Agusta Westland	AW-139	2	Twin Turbine	15	160	573

Transport Aircraft
Sikorsky	S-92A(1)	16	Twin Turbine	19	160	495

	Total Helicopters	246

Fixed Wing
Rockwell(3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Lear Jet(4)	31A(1)	1	Turbojet	8	527	1,437
Cessna(4)	Conquest 441(1)	2	Turboprop	6	330	1,200
Cessna(3)	U206(1)	1	Single/Piston	6	174	900
Beech(4)	King Air(1)	3	Turboprop	8	300	1,380

	Total Fixed Wing	9

	Total Aircraft	255

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business — Risk Factors, Risks Inherent In Our Business — Our operations are affected by adverse weather conditions and seasonal factors.”

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Aircraft used for corporate purposes.

(4)	Aircraft used in the Air Medical segment, along with 79 of the rotary wing aircraft listed above.
Of the 255 aircraft listed, we own 214 and lease 25. The leased aircraft are medium and transport category aircraft currently used in the Oil and Gas segment. Additionally, we operate 16 aircraft owned by customers also included in the table above (eight light aircraft, seven medium and one fixed-wing).
We sell aircraft whenever they become obsolete or do not fit into future fleet plans.
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
We also lease property for an Executive and Marketing office in Houston, Texas and 12 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2013	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	Options to extend to June 30, 2018

Intracoastal City (Louisiana)	December 31, 2010	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2016

Houma-Terrebonne Airport (Louisiana)	July 31, 2017	95 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Facility under five separate leases, of which two contain options to extend thru 2027

Galveston (Texas)	May 31, 2021	4 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	February 28, 2013	8 acres	Operational and maintenance facilities, landing pads for 10 helicopters	Facility under three separate leases, of which two contain options to extend thru 2026 and 2028.
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
ITEM 3. LEGAL PROCEEDINGS
As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment, and this was essentially completed in April 2007. Pilots continue to work under the terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006. A trial date on strike-related matters has been postponed from June 29, 2009 until July 6, 2010. Management does not expect the outcome of this litigation to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
As previously reported, we are a defendant along with Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., and ERA Aviation, Inc., in a suit brought by Superior Offshore International Inc. in the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleges that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff seeks unspecified treble damages, injunctive relief, costs, and attorneys’ fees. Defendants’ motion to dismiss filed on September 4, 2009 is pending. The outcome of this matter cannot be reasonably assessed at this time. The Company intends to aggressively defend itself in this matter.
We have been named as a defendant in various other legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated statement of financial condition, results of operations or cash flows.

ITEM 4.	“RESERVED”
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our voting and non-voting common stock trades on The NASDAQ Global Market, under the symbols PHII and PHIIK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by NASDAQ, for our voting and non-voting common stock for the fiscal quarters indicated.

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2009 to March 31, 2009	$18.88	$10.90	$16.28	$7.10
April 1, 2009 to June 30, 2009	21.43	10.99	19.95	9.12
July 1, 2009 to September 30, 2009	22.48	16.80	22.98	16.01
October 1, 2009 to December 31, 2009	21.57	17.17	22.63	16.31

January 1, 2008 to March 31, 2008	$33.38	$26.08	$33.18	$28.06
April 1, 2008 to June 30, 2008	42.00	30.50	40.69	32.14
July 1, 2008 to September 30, 2008	42.78	33.65	41.74	35.17
October 1, 2008 to December 31, 2008	39.74	12.20	36.99	8.82

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.
In addition, the indenture governing our 7.125% Senior Notes due 2013 restricts the payment of dividends. See Note 4 to the Consolidated Financial Statements.
As of February 26, 2010, there were approximately 837 holders of record of our voting common stock and 53 holders of record of our non-voting common stock.

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
The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Index, and a peer group, assuming the investment of $100 on January 1, 2005, at closing prices on December 31, 2004, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion, and is published daily in the Wall Street Journal. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; Seacor Holdings, Inc.; and Air Methods Corp.
Cumulative Total Returns as of December 31,

Index	2004	2005	2006	2007	2008	2009
PHI	100.00	120.25	128.01	120.33	54.34	80.29
Peer Group	100.00	123.85	163.30	197.38	113.88	141.17
OSX	100.00	146.96	161.29	243.35	97.94	157.27
Russell 2000	100.00	103.32	120.89	117.57	76.65	95.98

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended
	December 31,
	2009	2008	2007	2006	2005
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$487,175	$509,514	$446,406	$413,118	$363,610
Gain on disposition of assets, net	111	4,468	34,953	1,910	1,173
Net earnings (loss) (1) (2) (3)	12,968	23,515	28,218	(667)	14,154
Net earnings (loss) per share
Basic	0.85	1.54	1.85	(0.05)	1.76
Diluted	0.85	1.54	1.85	(0.05)	1.76
Weighted average shares outstanding
Basic	15,307	15,295	15,279	13,911	8,040
Diluted	15,307	15,301	15,288	13,911	8,063

Cash Flow Data
Net cash provided by operating activities	$55,272	$43,798	$25,226	$30,324	$28,020
Net cash used in investing activities	(69,235)	(47,292)	(19,464)	(178,928)	(137,464)
Net cash provided by (used in) financing activities	15,305	3,228	(5,157)	146,388	108,947

Balance Sheet Data (4)
Current assets	$245,301	$224,620	$230,029	$307,689	$224,265
Working capital	207,024	173,978	176,633	254,099	162,527
Property and equipment, net	548,536	528,574	484,119	369,465	311,678
Total assets	805,506	777,182	741,296	700,970	549,209
Total debt	218,305	203,000	200,000	205,500	204,300
Shareholders’ equity	465,448	452,396	428,669	400,125	239,051

(1)	Net earnings in 2008 includes an after tax goodwill impairment charge of $1.6 million related to our Air Medical segment.

(2)	Net earnings in 2007 was impacted due to the pilots’ strike that commenced September 20, 2006.

(3)	Net loss in 2006 includes an after tax charge of $7.7 million related to the refinancing of our 9 3/8% Senior Notes.

(4)	As of the year ended December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.
Overview
Operating revenues for 2009 were $487.2 million compared to $509.5 million for 2008, a decrease of $22.3 million. Oil and Gas operating revenues decreased $7.9 million for 2009 due to a decrease in medium aircraft revenue related primarily to a decrease in flight hour activity on the continental shelf and also due to a voluntary grounding of certain medium aircraft in the first quarter 2009, related to an accident on January 4, 2009. There were also decreases in revenue as a result of the completion of a foreign contract in 2008, and decreases in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by an increase in revenue for light and heavy aircraft in the Gulf of Mexico. The heavy aircraft revenue increase was due to increased deepwater activity in the Gulf of Mexico, and the light aircraft increase was due to increased activity by a certain customer.

Operating revenues in the Air Medical segment decreased $14.6 million due to decreased patient transports in the independent provider programs. We believe this decrease is primarily attributable to the current economic environment. Also contributing to the decrease was the closure of six bases, two in late 2008 and four in 2009, which were generating less than acceptable transport volumes. We did not incur any significant costs as a result of these closures.
All segments experienced a decrease in flight hours in 2009, with total flight hours of 146,314 for 2009 compared to 150,686 in 2008, a 3% decrease. The number of aircraft in service at December 31, 2009 was 255 compared to 249 at December 31, 2008. Ten new aircraft were delivered and four aircraft were sold or disposed of in 2009.
Oil and Gas segment’s operating profit was $51.3 million for the year ended December 31, 2009, compared to $64.7 million for the year ended December 31, 2008. The decrease of $13.4 million was primarily due to decreased operating revenues as a result of the completion of a foreign contract in 2008, and decreased medium aircraft revenue related primarily to decreased flight hour activity on the continental shelf. There was also an increase in direct expense contributing to the segment’s operating profit decrease. Air Medical segment’s operating income was $6.0 million for the year ended December 31, 2009, compared to operating income of $5.1 million for the year ended December 31, 2008. The $0.9 million increase is due to a decrease in direct expense related to termination of the warranty program for certain aircraft and cost savings related to the closing of six bases, discussed further in the Segment Discussion below.
Net earnings for 2009 were $13.1 million, or $0.86 per diluted share, compared to earnings of $23.5 million, or $1.54 per diluted share for 2008. Pre-tax earnings were $21.8 million for 2009 compared to pre-tax earnings of $38.6 million in 2008. Earnings for the year ended December 31, 2009 included a $4.9 million pre-tax credit related to termination of the warranty program for certain aircraft and a $2.1 million pre-tax insurance provision, both included in direct expenses. Earnings for the year ended December 31, 2008 included a pre-tax gain on disposition of assets, net, of $4.5 million, an aggregate pre-tax insurance charge of $2.1 million, and a $1.6 million pre-tax credit due to termination of the warranty program for certain aircraft included in direct expenses.
On January 4, 2009, there was a fatal accident involving a medium transport helicopter in the Oil and Gas segment. The NTSB issued its comprehensive “Factual Reports” on January 10, 2010. The NTSB “Probable Cause” has not been issued at this time. The financial impact was primarily a reduction in revenue related to the voluntary grounding of certain medium aircraft following that accident. Notwithstanding this accident, we maintain one of the best safety records in our industry, based on NTSB and the FAA data.
In 2009, we took delivery of nine aircraft for service in the Oil and Gas segment, including one light, two medium, five transport, and one fixed wing aircraft. We also took delivery of one light aircraft for service in the Air Medical segment. In 2008, we took delivery of one transport category aircraft, four medium aircraft and four light aircraft for service in the Oil and Gas segment. We also took delivery of eight light aircraft for service in the Air Medical segment.
The year 2009 was a challenging time for PHI, as there was a decrease in flight hour activity in our Oil and Gas segment particularly on the continental shelf and a decrease in patient transport activity in our Air Medical segment as a result of the unfavorable economic conditions this year. Weather has also had a negative impact on all our operations particularly in the fourth quarter. We encountered much more unfavorable weather conditions in the fourth quarter 2009 as compared to prior years.

There were a number of contract awards since December 31, 2009, in our Oil and Gas segment. One award was a five year contract from an existing customer commencing June 2011 upon the expiration of the current contract. There were also seven other contract awards from existing customers each with terms that are from three to five years. These contract awards commence in the first quarter 2010. The above awards are for a minimum of 20 light, 17 medium, and three heavy aircraft.

Our Air Medical segment was awarded two new traditional hospital contracts with terms on one being ten years and the second contract term being three years. Additionally, we were awarded a new three year contract on an independent provider model format but which includes certain revenue guarantees. These contracts represent incremental revenues.

Results of Operations
The following table presents segment operating revenues, expenses and earnings (loss) before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended
	December 31,
	2009	2008	2007
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$316,198	$324,147	$286,118
Air Medical	160,113	174,739	149,590
Technical Services	10,864	10,628	10,698

Total operating revenues	487,175	509,514	446,406

Segment direct expenses (1)
Oil and Gas	263,818	258,160	250,110
Air Medical	147,630	160,910	137,703
Technical Services	7,179	6,883	6,608

Total direct expenses	418,627	425,953	394,421

Segment selling, general and administrative expenses
Oil and Gas	1,075	1,335	1,531
Air Medical	6,484	8,716	7,883
Technical Services	51	76	59

Total selling, general and administrative expenses	7,610	10,127	9,473

Total segment direct and selling, general and administrative expenses	426,237	436,080	403,894

Net segment operating profit
Oil and Gas	51,305	64,652	34,477
Air Medical	5,999	5,113	4,004
Technical Services	3,634	3,669	4,031

Total	60,938	73,434	42,512

Other, net (2)	336	4,990	40,051
Unallocated selling, general and administrative expenses (1)	(23,396)	(21,530)	(20,753)
Interest expense	(16,037)	(15,515)	(16,121)
Goodwill impairment charge	—	(2,747)	—

Earnings before income taxes	$21,841	$38,632	$45,689

Flight hours
Oil and Gas	111,527	112,341	107,812
Air Medical	33,483	36,732	31,341
Technical Services	1,304	1,613	1,216

Total	146,314	150,686	140,369

Air Medical Transports	19,798	22,647	21,710

Aircraft operated at period end
Oil and Gas	164	153	156
Air Medical	85	90	77
Technical Services	6	6	4

Total (3)	255	249	237

(1)	Included in segment direct expense and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Year Ended December 31,
	2009	2008	2007
O&G	$16,853	$15,408	$16,860
Air Medical	7,926	8,283	8,651
Tech Services	285	276	642

Total	25,064	23,967	26,153

Unallocated SG&A	$2,700	$2,977	$3,861

(2)	Includes gains on disposition of property and equipment, and other income.

(3)	Includes 16 aircraft as of December 31, 2009 and 2008, and 12 aircraft as of December 31, 2007 that are customer owned or leased by customers but operated by us.

Year Ended December 31, 2009 compared with Year Ended December 31, 2008
Combined Operations
Operating Revenues — Operating revenues for 2009 were $487.2 million compared to $509.5 million for 2008, a decrease of $22.3 million, or 4%. Operating revenues decreased in the Oil and Gas segment by $7.9 million primarily due to a decrease in medium aircraft revenues related primarily to a decrease in flight hour activity on the continental shelf, completion of a foreign contract in 2008, and decreases in revenue related to fuel charges. In addition, there was a decrease in medium aircraft revenue due to a voluntary grounding of medium aircraft in the first quarter of 2009. These amounts were offset in part by an increase in heavy aircraft revenue due to deepwater activity in the Gulf of Mexico and an increase in light aircraft revenue primarily related to one customer. Operating revenues in the Air Medical segment decreased $14.6 million in 2009 due to decreased patient transports in the independent provider programs. These items are discussed in more detail in the Segment Discussion below.
Other Income and Losses — Gains on equipment dispositions were $0.1 million for 2009 compared to $4.5 million for 2008. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs. Other income, which primarily represents interest income was $0.2 million for 2009, compared to $0.5 million for 2008.
Direct Expenses — Direct expense was $418.6 million for 2009 compared to $425.9 million for 2008, a decrease of $7.3 million, or 2%. Direct expense in the Air Medical segment decreased $13.3 million primarily due to the termination of the warranty program for certain aircraft and cost savings related to the closing of six bases, two in late 2008 and four in 2009. Oil and Gas segment direct expense increased $5.6 million primarily due to costs related to the aircraft additions in 2009 and late 2008. There was also a $0.3 million increase in the Technical Services segment direct expenses. These items are discussed in more detail in the Segment Discussion below.
Selling, General and Administrative Expenses — Selling, general and administrative expenses were $31.0 million for 2009 compared to $31.7 million for 2008, a decrease of $0.7 million, or 2%. This decrease resulted primarily from decreases in franchise taxes ($0.2 million), marketing and promotional expenses in the Air Medical segment ($0.3 million), outside services ($0.5 million), rent expense ($0.6 million) and other items, net ($0.2 million). These decreases were offset by increased legal expenses ($0.8 million) and employee costs ($0.3 million).
Interest Expense — Interest expense was $16.0 million for 2009, compared to $15.5 million for 2008 due to an increase in borrowings under our line of credit. The increase in borrowings under the line of credit was related to aircraft purchases.
Income Taxes — Income tax expense for 2009 was $8.9 million, compared to income tax expense of $15.1 million for 2008. The effective tax rate was 41% for 2009, compared to 39% for 2008.
Net Earnings — Our net earnings for 2009 were $13.0 million, compared to earnings of $23.5 million for 2008. Earnings before tax for 2009 were $21.8 million compared to earnings before tax of $38.6 million in 2008. Earnings per diluted share were $0.85 for 2009 as compared to earnings per diluted share of $1.54 for 2008. Included in earnings before tax for 2009 is a $4.9 million pre-tax credit related to termination of the warranty program for certain aircraft, and a $2.1 million pre-tax insurance provision related to the retention portion of our coverage, both included in direct expenses. Earnings for the year ended December 31, 2008 included a pre-tax gain on dispositions of assets, net, of $4.5 million, an aggregate pre-tax insurance charge of $2.1 million, a non-cash pre-tax charge for impairment of goodwill of $2.7 million, and a $1.6 million pre-tax credit due to termination of the warranty program for certain aircraft. The remaining decrease in earnings before tax is due to the decrease in Oil and Gas segment operating income caused by a decrease in medium aircraft revenues and earnings related to decreased activity on the continental shelf, a decrease due to the voluntary grounding of certain medium aircraft due to an accident January 4, 2009, and completion of a foreign contract in 2008.

Segment Discussion
Oil and Gas — Oil and Gas segment revenues for 2009 were $316.2 million compared to $324.1 million for 2008, a decrease of $7.9 million or 2%. The decrease was due to a decrease in medium aircraft flight hours and revenue due to decreased flight hour activity on the continental shelf. In addition, there was also a decrease in medium aircraft revenues and flight hours due to a voluntary grounding of certain medium aircraft in the first quarter of 2009 related to an accident on January 4, 2009. There were also decreases in revenue as a result of completion of a foreign contract in 2008, and decreases in revenue related to fuel charges. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. The above amounts were offset in part by an increase in heavy aircraft revenue due to deepwater activity, and an increase in light aircraft activity related primarily to one customer. Segment flight hours were 111,527 for 2009 compared to 112,341 for 2008, a decrease of 814 hours.
The number of aircraft in the segment at December 31, 2009 was 164 compared to 153 aircraft at December 31, 2008. In 2009, we sold or disposed of three aircraft in the Oil and Gas segment, consisting of two light and one medium aircraft. We have added nine new aircraft to the Oil and Gas segment during 2009, consisting of one light, two medium, five heavy aircraft and one fixed-wing. Transfers between segments account for the remainder. For further information on our aircraft, see Item 2 — Properties contained in this Form 10-K.
Direct expense in our Oil and Gas segment was $263.8 million for the year ended December 31, 2009, compared to $258.2 million for the year ended December 31, 2008, an increase of $5.6 million. Employee compensation expense increased ($4.4 million) primarily due to compensation rate increases. We also experienced increases in aircraft depreciation ($1.5 million), aircraft rent ($7.0 million), aircraft insurance ($2.9 million), and aircraft parts usage ($2.2 million) primarily due to additional aircraft added to the fleet. Fuel expense decreased ($11.6 million) as the cost of fuel has declined compared to the prior year. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue. Other items decreased ($0.8 million), net.
Selling, general and administrative expenses were $1.1 million for the year ended December 31, 2009, compared to $1.3 million for the prior year.
Our Oil and Gas segment’s operating profit was $51.3 million for the year ended December 31, 2009, compared to $64.7 million for the year ended December 31, 2008. The decrease of $13.4 million was due to the decrease in operating revenues of $7.9 million, and the increase in operating expenses of $5.6 million, for the reasons described above. Operating margins were 16% for the year ended December 31, 2009, compared to 20% for the year ended December 31, 2008. The decrease in operating margins was primarily due to the decrease in medium aircraft revenue primarily related to decreased flight hour activity on the continental shelf, a decrease related to the voluntary grounding of certain medium aircraft in the first quarter 2009, due to an accident on January 4, 2009, and decreased revenues due to completion of a foreign contract in 2008.
Air Medical — Air Medical segment revenues were $160.1 million for 2009 compared to $174.7 million for 2008, a decrease of $14.6 million. The decrease was primarily related to the decrease in patient transports, which totaled 19,798 for 2009 compared to 22,647 transports for 2008. Of the total decrease in transports of 2,849, approximately 977 transports were related to the closure of six bases. We believe the remaining decrease is primarily due to the current economic environment. Flight hours were 33,483 for the year ended December 31, 2009, compared to 36,732 for the year ended December 31, 2008.
The number of aircraft in the segment was 85 at December 31, 2009, compared to 90 at December 31, 2008. We added one new light aircraft, and we sold or disposed of one fixed-wing aircraft. Transfers between segments account for the remainder.
Direct expense in our Air Medical segment was $147.6 million for the year ended December 31, 2009, compared to $160.9 million for the year ended December 31, 2008. The $13.3 million decrease was due to decreases in employee compensation costs ($4.5 million) primarily due to a decrease in personnel related to independent provider programs that were closed in 2009 and late 2008, and also due to a reduction in support personnel. Fuel expense decreased ($3.4 million) due to a decrease in fuel costs, aircraft warranty costs decreased ($4.3 million) due to the credit in 2008 related to the termination of the warranty program for certain aircraft, and aircraft depreciation decreased ($0.4 million) due to the reduction of aircraft in the segment. Other items decreased ($0.7 million), net.

Selling, general and administrative expenses were $6.5 million for the year ended December 31, 2009, compared to $8.7 million for the year ended December 31, 2008. The decrease is due to decreases in rent expense ($0.9 million), promotional expenses ($0.3 million), employee compensation costs ($0.2 million), and other items, net ($0.8 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating profit was $6.0 million for the year ended December 31, 2009, compared to operating income of $5.1 million for the year ended December 31, 2008. Operating margins were 4% in the year ended December 31, 2009, compared to 3% in the year ended December 31, 2008. The margin increase is primarily due to decreases in expenses discussed above. Relative to our Air Medical segment in 2008 and 2009, we have seen some adverse impact in certain regions due to the current economic conditions.
Technical Services — Technical Services revenues were $10.9 million for the year ended December 31, 2009, compared to $10.6 million for the year ended December 31, 2008. Direct expense was $7.2 million for the year ended December 31, 2009, compared to $6.9 million for the year ended December 31, 2008.
The Technical Services segment had operating profit of $3.6 million for the year ended December 31, 2009, compared to $3.7 for the year ended December 31, 2008. Operating margins in the Technical Services segment were 33% for the year ended December 31, 2009, compared to 35% for the same period in 2008. Technical Services includes maintenance and repairs performed primarily for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments.
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
Other Income and Losses — Gain on equipment dispositions were $4.5 million for 2008 compared to $35.0 million for 2007. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs. Other income, which primarily represents interest income on unspent proceeds from our April 2006 stock offering, was $0.5 million for 2008, compared to $5.1 million for 2007. This decrease resulted from a decrease in short-term investments as a substantial portion of these proceeds had been spent by year-end 2008 acquiring new aircraft.
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

Goodwill Impairment — In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The impairment charge was driven by adverse equity market conditions that caused a decrease in current market multiples as of December 31, 2008, compared with the annual impairment test performed as of December 31, 2007. The charge for goodwill impairment did not impact the Company’s normal business operations or cash flow. The Company did not have any goodwill recorded at December 31, 2008, after this charge described above.
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
Segment Discussion
Oil and Gas — Oil and Gas segment revenues for 2008 were $324.1 million compared to $286.1 million for 2007, an increase of $38.0 million or 13%. The increase was due to an increase in contracted medium and heavy aircraft, increased flight hours, and also due to the adverse affect of the pilots’ strike on 2007 operating revenues. Segment flight hours were 112,341 for 2008 compared to 107,812 for 2007, an increase of 4,529 hours.
The number of aircraft in the segment at December 31, 2008 was 153 compared to 156 aircraft at December 31, 2007. In 2008, we sold or disposed of seven aircraft in the Oil and Gas segment, consisting of five light and two medium aircraft. We also transferred three light aircraft to the Air Medical segment and two light aircraft to the Technical Services segment. We added nine new aircraft to the Oil and Gas segment during 2008, consisting of four light, four medium, and one heavy aircraft.
Direct expense in the Oil and Gas segment increased $8.1 million in 2008 compared to 2007 due to increased fuel expenses ($9.5 million) as a result of additional flight hours and rising fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per gallon amount is included in revenue. Aircraft warranty costs also increased ($4.5 million) due to additional aircraft added to the fleet. All new aircraft come with a manufacturer’s warranty that covers defective parts. The increase in our warranty cost was related to an additional warranty that we purchased from the manufacturer on certain aircraft to cover replacement or refurbishment of aircraft parts in accordance with manufacturer specifications. We paid a monthly fee to the manufacturer based on flight hours for the aircraft that were covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. Aircraft parts usage decreased ($3.7 million) due to additional aircraft being on the manufacturer’s warranty program and also due to the decreased average age of the aircraft fleet that resulted from the acquisitions of new aircraft. There was also a decrease in aircraft depreciation expense ($1.5 million) due to the change in residual values of the aircraft as previously discussed, and other items, net, decreased ($0.7 million).
Selling, general and administrative expenses were $1.3 million for the year ended December 31, 2008, compared to $1.5 million for the prior year.
Our Oil and Gas segment’s operating income was $64.7 million for the year ended December 31, 2008, compared to $34.5 million for the year ended December 31, 2007. The increase of $30.2 million was due to the increase in operating revenues of $38.0 million, offset by the increase in operating expenses of $8.1 million, for the reasons described above. Operating margins were 20% for the year ended December 31, 2008, compared to 12% for the year ended December 31, 2007. The increase in operating margins was due to the increase in heavy and medium contracted aircraft, and flight hours which primarily serve the Gulf of Mexico deepwater market and attract higher rates. In addition, 2007 was adversely affected by the pilots’ strike.
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
Our Air Medical segment’s operating income was $5.1 million for the year ended December 31, 2008, compared to operating income of $4.0 million for the year ended December 31, 2007. Operating margins were 3% in the year ended December 31, 2008 and December 31, 2007. Relative to our Air Medical segment in 2008, we saw some adverse impact in certain regions due to the current economic conditions.
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
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the acquisition or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented in recent years by the issuance of our Senior Notes in 2002, which were refinanced in 2006, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions. The credit markets and related turmoil in the global financial system may have an adverse impact on our business and our financial conditions. We cannot predict our ability to obtain lease financing due to credit availability, and this could limit our ability to fund our future growth and operations. While we have been able to obtain proposals and lease financing, we cannot predict future availability nor the effects on pricing for lease financing.

Cash Flow
Our cash position was $2.5 million at December 31, 2009 compared to $1.2 million at December 31, 2008. Short-term investments were $75.1 million at December 31, 2009 compared to $42.1 million at December 31, 2008. Working capital was $207.0 million at December 31, 2009, as compared to $174.0 million at December 31, 2008, an increase of $30.2 million. The increase in working capital was primarily attributable to an increase in cash and cash equivalents of $1.3 million, an increase in short-term investments of $33.0 million due in part to receipt of proceeds from the disposition of an aircraft and from refunds of deposits on aircraft, and a decrease in accounts receivable of $17.0 million due to decreased revenues and a decrease in days outstanding.
Net cash provided by operating activities in 2009 was $55.3 million, compared to 43.8 million in 2008. The effects of the 2009 positive cash flow from operating activities was due in part to net earnings of $13.0 million, adjusted for gains on sales of assets and other non cash items of $36.8 million. The remaining $5.5 million in cash from 2009 operating activities was generated from changes in working capital balances. The effects of the 2008 positive cash flow from operating activities was due in part to net earnings of $23.5 million, adjusted for gains on sales of assets and other non cash items of $36.9 million. There was a reduction in cash from 2008 operating activities of $16.6 million generated from changes in working capital balances.
Net cash used in investing activities was $69.2 million for 2009, compared to $47.3 million for 2008. Capital expenditures were $57.0 million for 2009 compared to $77.6 million for 2008. Capital expenditures for 2009 included $50.6 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2008 included $69.0 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft sales and dispositions were $9.2 million for 2009 compared to $18.4 million 2008.
Financing activities provided $15.3 million in cash for 2009 compared to $3.2 million provided in 2008. This increase is primarily a result of borrowing from our line of credit discussed below. The increased borrowing was due to aircraft purchases.
We have a net operating loss of $122.6 million for tax purposes at December 31, 2009. This tax carryforward was generated by tax depreciation on aircraft purchases.
Credit Facility
At December 31, 2008, we had a $50 million revolving credit facility with a commercial bank that was due to expire on September 1, 2010. Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks providing a $75 million revolving credit facility maturing in September 2011. The interest rate is the prime rate plus 100 basis points. Other terms are substantially similar to the prior facility. The new facility includes financial covenants related to working capital and funded debt to net worth, identical to the previous credit agreement, and the consolidated net worth covenant was increased from $400 million to $425 million. As of December 31, 2009 and 2008, we were in compliance with the covenants under our credit agreements.
For additional information, see Note 4 to our consolidated financial statements.
At December 31, 2009, we had $18.3 million in borrowings under the facility, and $5.1 million in letters of credit, and our availability under the facility was $51.6 million. During 2009, the weighted average effective interest rate on amounts borrowed under the facility was 3.58%, compared to 4.26% in 2008.

Contractual Obligations
The table below sets out our contractual obligations as of December 31, 2009 related to operating lease obligations, credit facility, and the 7.125% Senior Notes due 2013. The operating leases are not recorded as liabilities on the balance sheet, and payments are treated as an expense as incurred. Each contractual obligation included in the table contains various terms, conditions, or covenants which, if violated, accelerate the payment of that obligation. We currently lease 25 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2010	2011	2012	2013	2014	2014
		(Thousands of dollars)
Aircraft lease obligations	231,396	32,604	33,872	34,539	34,904	34,904	60,573
Other lease obligations	18,392	3,409	2,908	1,976	1,465	1,292	7,342
Long term debt	218,305	—	18,305	—	200,000	—	—

	$468,093	$36,013	$55,085	$36,515	$236,369	$36,196	$67,915

Interest costs on the long-term debt obligations set forth above, assuming the amounts outstanding at December 31, 2009 remain outstanding until maturity, and without considering any additional debt that may be obtained relative to our future purchase commitments for aircraft, are $14.2 million for our Senior Notes for 2010 and each successive year through 2013, including amortization of debt issuance costs, and $0.5 million for borrowing under our credit facility for 2010, and $0.5 million for 2011.
There were no significant purchase commitments at December 31, 2009. We have purchase options on three leased heavy aircraft which will be exercisable in 2010. The amounts are approximately $12.6 million each. A decision as to whether we will exercise these options will be made as we get nearer the option dates.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories of spare parts, long-lived assets, income taxes, and self-insurance liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and the differences may be material. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.
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
Goodwill
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” previously SFAS No. 142, goodwill is reviewed for impairment annually, as of December 31 for the most recent completed fiscal year, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Air Medical segment compared to their book values. The test as of December 31, 2008 indicated that the book values for the Air Medical segment exceeded the fair values of the segment on that basis. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples as of December 31, 2008, compared with the test performed as of December 31, 2007. The Company did not have any goodwill recorded at December 31, 2009 or 2008, after this charge described above.

New Accounting Pronouncements
For a discussion of new accounting pronouncements applicable to the Company, see Note 1 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to change in short-term interest rates due to the variable interest rate in our revolving credit facility. Based on the $18.3 million in borrowings outstanding as of December 31, 2009, a ten percent increase in the interest rate to 4.675% would reduce our annual pre-tax earnings by $0.8 million.
Our Senior Notes bear interest at a fixed rate of 7.125% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The market value of the Senior Notes will vary as changes occur in market interest rates, the remaining maturity of the Senior Notes, and our credit-worthiness. At December 31, 2009, the market value of the $200.0 million principal amounts of the Notes was $194.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 8, 2010

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,501	$1,159
Short-term investments	75,138	42,121
Accounts receivable — net
Trade	90,518	104,912
Other	3,885	6,510
Inventories of spare parts — net	61,501	58,249
Other current assets	11,018	10,687
Income taxes receivable	740	982

Total current assets	245,301	224,620

Other	11,669	23,988
Property and equipment — net	548,536	528,574

Total assets	$805,506	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,935	$25,449
Accrued liabilities	23,342	25,193

Total current liabilities	38,277	50,642

Long-term debt	218,305	203,000
Deferred income taxes	73,409	65,175
Other long-term liabilities	10,067	5,969
Commitments and contingencies (Note 9)

Shareholders’ Equity:
Voting common stock — par value of $0.10; 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock — par value of $0.10;
25,000,000 shares authorized
Issued and outstanding:
2009 — 12,458,992; 2008 — 12,448,992	1,246	1,245
Additional paid-in capital	291,403	291,262
Accumulated other comprehensive (loss) income	(13)	45
Retained earnings	172,527	159,559

Total shareholders’ equity	465,448	452,396

Total liabilities and shareholders’ equity	$805,506	$777,182

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Operating revenues, net	$487,175	$509,514	$446,406
Gain on disposition of assets, net	111	4,468	34,953
Other, principally interest income	225	522	5,098

	487,511	514,504	486,457

Expenses:
Direct expenses	418,627	425,953	394,421
Selling, general and administrative expenses	31,006	31,657	30,226
Interest expense	16,037	15,515	16,121
Goodwill impairment charges	—	2,747	—

	465,670	475,872	440,768

Earnings before income taxes	21,841	38,632	45,689
Income tax expense	8,873	15,117	17,471

Net earnings	$12,968	$23,515	$28,218

Earnings per share:
Basic	$0.85	$1.54	$1.85
Diluted	$0.85	$1.54	$1.85

Weighted average shares outstanding:
Basic	15,307	15,295	15,279
Diluted	15,307	15,301	15,288
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2006	2,853	$285	12,424	$1,242	$290,695	$77	$107,826	$400,125

Net earnings	—	—	—	—	—	—	28,218	28,218
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(16)	—	(16)
Total comprehensive income								28,202
Stock options exercised	—	—	15	2	340	—	—	342

Balance at December 31, 2007	2,853	285	12,439	1,244	291,035	61	136,044	428,669

Net earnings	—	—	—	—	—	—	23,515	23,515
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(16)	—	(16)
Total comprehensive income								23,499
Stock options exercised	—	—	10	1	227	—	—	228

Balance at December 31, 2008	2,853	285	12,449	1,245	291,262	45	159,559	452,396

Net earnings	—	—	—	—	—	—	12,968	12,968
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(58)	—	(58)
Total comprehensive income								12,910
Stock options exercised	—	—	10	1	141	—	—	142

Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Operating activities:
Net earnings	$12,968	$23,515	$28,218
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,764	26,944	30,047
Goodwill impairment	—	2,747	—
Deferred income taxes	8,603	13,531	16,498
Gain on asset dispositions	(111)	(4,468)	(34,953)
Other	930	922	868
Changes in operating assets and liabilities:
Accounts receivable	17,019	(13,338)	(8,790)
Inventories of spare parts	(3,252)	(2,418)	(1,492)
Income taxes receivable	242	(457)	110
Other current assets	(1,714)	1,208	(1,824)
Accounts payable and accrued liabilities	(11,360)	(2,754)	(2,100)
Other long-term liabilities	4,183	(1,634)	(1,356)

Net cash provided by operating activities	55,272	43,798	25,226

Investing activities:
Purchase of property and equipment	(57,035)	(77,590)	(159,715)
Proceeds from asset dispositions	9,217	18,394	58,105
Purchase of short-term investments	(47,704)	(43,976)	(134,241)
Proceeds from sale of short-term investments	14,687	64,826	224,685
Refund (payment) of deposits on aircraft	11,600	(8,946)	(8,298)

Net cash used in investing activities	(69,235)	(47,292)	(19,464)

Financing activities:
Proceeds from line of credit	37,750	15,800	37,200
Payments on line of credit	(22,445)	(12,800)	(42,700)
Proceeds from exercise of stock options	—	228	343

Net cash provided by (used in) financing activities	15,305	3,228	(5,157)

Increase (decrease) in cash and cash equivalents	1,342	(266)	605
Cash and cash equivalents, beginning of year	1,159	1,425	820

Cash and cash equivalents, end of year	$2,501	$1,159	$1,425

Supplemental Disclosures Cash Flow Information

Accrued payables related to purchases of property and equipment	$312	$1,510	$1,906

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition
The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to emergency flights generated by the Company’s Air Medical segment independent provider model services are recorded net of contractual allowances under agreements with third party payors when the services are provided.
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
Estimates of contractual allowances applicable to billings in the Air Medical segment,

Valuation reserve related to obsolete and excess inventory,

Depreciable lives and salvage values of property and equipment,

Valuation allowance for deferred tax assets,

Health care insurance claims and workers’ compensation liability

Impairment of long-lived assets.
Cash Equivalents
The Company considers cash equivalents to include demand deposits with original maturities of three months or less. Substantially all of the Company’s cash and cash equivalents are maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Short-term Investments
Short-term investments consist primarily of investment funds, which represent funds available for current operations. In accordance with ASC 320 “Investments-Debt and Equity Securities”, formerly SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available for sale. The Company has not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at December 31, 2009 and 2008.
Investments included in Other Assets as detailed in Note 7 are comprised of mutual funds. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.
Inventories of Spare Parts
The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $9.2 million and $7.9 million at December 31, 2009 and 2008, respectively.
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
Self-Insurance
The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through

December 31, 2009. As of December 31, 2009 and 2008, the Company had $2.1 million and $1.7 million, respectively, of accrued liabilities related to health care claims.
The Company has an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2009 and 2008 totaled $5.2 million and $3.1 million, respectively. The financial position and operations of the insurance captive were not significant in 2009, 2008 or 2007. The captive is fully consolidated in the accompanying financial statements.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of short-term investments and trade accounts receivable. Short-term investments at December 31, 2009 were invested in a U.S. government money market fund, which invests primarily in high quality money market instruments of governmental and private issuers. The Company does not believe significant credit risk exists with respect to these securities at December 31, 2009.
PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and US governmental agencies. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts in the Oil and Gas and Technical Services segments was $0.1 million at December 31, 2009 and 2008. The Company’s two largest oil and gas customers accounted for 28% of consolidated operating revenues for the year ended December 31, 2009 and 27% for the years ended December 31, 2008, and 2007, respectively. The Company also carried accounts receivable from these same customers totaling 25% and 20% of net trade receivables on December 31, 2009 and 2008, respectively.
Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. The allowance for contractual discounts was $32.1 million, $37.6 million, and $31.9 million as of December 31, 2009, 2008, and 2007, respectively. The allowance for uncompensated care was $28.1 million, $20.8 million, and $19.1 million as of December 31, 2009, 2008, and 2007, respectively.
Stock Compensation
The Company has not issued any shares, options, or rights under its stock plan since 2001. No employee stock options were granted in 2009, 2008, and 2007. For the years ended December 31, 2009, 2008, and 2007, stock-based employee compensation expense was $0 in each of those years.
Income Taxes
The Company provides for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities measurement uses enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of any tax rate changes in income of the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”),” which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On January 1, 2007, the

Company adopted the provisions of ASC 740. Based on the Company’s evaluation, the Company concluded that there are no material uncertain tax positions, either individually or in the aggregate, requiring recognition in their financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001 to 2006, the tax years which remained subject to examination by major tax jurisdictions.
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
Derivative Financial Instruments
The Company has not engaged in activities involving financial derivatives during the years 2009, 2008, and 2007.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, “Generally Accepted Accounting Principles,” previously SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This statement, which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
As a result of implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, management provided reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.
Comprehensive Income
Comprehensive income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, and therefore impact total shareholders’ equity, but are excluded from net income.
The following table summarizes the components of total comprehensive income (net of taxes):

	Year Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Net earnings	$12,968	$23,515	$28,218
Changes in pension plan assets and benefit obligations	(58)	(16)	(16)

Comprehensive income	$12,910	$23,499	$28,202

Goodwill
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” previously SFAS No. 142, goodwill is reviewed for impairment annually, as of December 31 for the most recent completed fiscal year, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Air Medical segment compared to their book values. The test as of December 31, 2008 indicated that the book values for the Air Medical segment exceeded the fair values of the segment on that basis. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples as of December 31, 2008, compared with the test performed as of December 31, 2007. The Company did not have any goodwill recorded at December 31, 2009 or 2008, after this charge described above.
(2)	PROPERTY AND EQUIPMENT
The following table summarizes the Company’s property and equipment at December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
Flight equipment	$674,920	$635,733
Facility & improvements	36,788	30,406
Operating equipment	19,436	18,477
Data processing equipment	22,312	24,153
Vehicles	7,005	5,957
Medical equipment	3,933	3,993
Other	3,810	7,256

	768,204	725,975
Less accumulated depreciation and amortization	(219,668)	(197,401)

Property and equipment, net	$548,536	$528,574

(3)	ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
Salaries & wages	$6,501	$7,076
Vacation payable	3,621	3,619
Interest	3,173	3,009
Operating lease	2,326	4,271
Group medical	2,059	1,689
Transportations tax	1,173	1,039
Workers compensation	1,510	1,501
Other	2,979	2,989

Total accrued liabilities	$23,342	$25,193

(4)	LONG-TERM DEBT
As of December 31, 2009, our total long-term indebtedness was $218.3 million, consisting of $200 million of our 7.125% Senior Notes due 2013 and $18.3 million borrowed under our revolving credit facility due 2011.
On April 12, 2006, the Company issued $200.0 million of 7.125% Senior Notes that mature in 2013. These Notes were offered and sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933. Net proceeds were used to repurchase the Company’s outstanding $200.0 million, 9 3/8% Senior Notes due 2009 pursuant to a tender offer that also closed on April 12, 2006. Interest on the 7.125% notes is payable semi-annually on April 15 and October 15, and the notes mature April 15, 2013. The annual interest cost of the 7.125% notes is $14.3 million, excluding amortization of issuance costs.
The 7.125% notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. The Senior Notes are fully and unconditionally guaranteed on a joint and several senior basis by all of the Company’s wholly owned Guarantor Subsidiaries, which are all of the domestic subsidiaries. See Note 14 of the Notes to Consolidated Financial Statements. The Company was in compliance with the financial covenants applicable to these notes as of December 31, 2009 and 2008.
Effective August 5, 2009, the Company executed a new credit agreement with a syndicate of three commercial banks, which replaced the prior facility, providing a $75 million revolving credit facility maturing in September 2011. The interest rate is the prime rate plus 100 basis points. At December 31, 2009, the Company had $18.3 million in borrowings under the revolving credit facility, and the Company had $3.0 million in borrowings under the credit facility at December 31, 2008. The Company had five letters of credit for $5.1 million outstanding at December 31, 2009 and December 31, 2008. The credit agreement includes financial covenants related to working capital, funded debt to net worth, and consolidated net worth and other covenants including restrictions on additional debt, encumbrances and a change of control. As of December 31, 2009 and 2008, the Company was in compliance with the covenants in the facility. The credit agreement is collateralized by accounts receivable and inventory and guaranteed by the Company’s domestic subsidiaries. The agreement contains a borrowing base of 80% of eligible receivables and 50% of the value of parts. We reviewed interest expense in 2009 that could be capitalized for certain projects and any such amounts were immaterial.
Cash paid for interest was $14.8 million, $14.5 million, and $15.4 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

(5)	INCOME TAXES
Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	193	178	—
Foreign	77	808	973
Deferred — principally Federal	8,603	14,131	16,498

Total	$8,873	$15,117	$17,471

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%

Income taxes at statutory rate	$7,644	35	$13,519	35	$15,991	35
Increase (decrease) in taxes resulting from:
Hurricane relief credit	—	—	(172)	—	(134)	—
Effect of state income taxes	844	4	1371	3	1,479	3
Other items — net	385	2	399	1	135	—

Total	$8,873	41	$15,117	39	$17,471	38

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$1,990	$1,654
Foreign tax credits	5,413	6,359
Vacation accrual	1,543	2,010
Inventory valuation	4,262	4,164
Rental accrual	2,230	1,634
Allowance for uncollectible accounts	19	19
Hurricane relief credit	1,255	1,255
Goodwill impairment	674	1,051
Other	671	347
Net operating loss	47,513	34,201

Total deferred tax assets	65,570	52,694
Valuation allowance — state NOL	(138)	—
Valuation allowance — tax credit carryforwards	(700)	(1,320)

Total deferred tax assets, net	64,732	51,374

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(132,325)	(110,242)
Other	—	(84)

Total deferred tax liabilities	(132,325)	(110,326)

Net deferred tax liabilities	$(67,593)	$(58,952)

A valuation allowance was recorded against certain foreign tax credits as management believes it is more likely than not that the deferred tax asset related to certain foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. Approximately $620,000 of net foreign tax credits that were previously reserved for expired during 2009. A tax credit of $0.2 million was realized in 2008 as a result of Hurricanes Katrina and Rita legislation. There were no similar credits generated in 2009. At December 31, 2009 and 2008, other current assets include $5.8 million and $6.2 million, respectively, of deferred tax assets.
The Company has net operating loss carryforwards (“NOLs”), of approximately $123.0 million that, if not used will expire beginning in 2022 through 2029. Additionally, for state income tax purposes, the Company has NOLs of approximately $120.0 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2011 through 2029, the majority of which expires in 2017 through 2024. A valuation allowance was recorded in the amount of $137,000 for certain state NOLs that are set to expire in 2011 and 2013. Most of these NOLs arose from accelerated tax depreciation deductions related to substantial aircraft additions since 2002.
The Company also has foreign tax credits of approximately $4.3 million which expire beginning in 2015 through 2018.
Income taxes paid were approximately $0.2 million, $0.02 million, and $0.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Company received net income tax refunds of approximately $0.03 million, $0.03 million, and $0.9 million during the years ended December 31, 2009, 2008, and 2007, respectively.
(6)	EMPLOYEE BENEFIT PLANS
Savings and Retirement Plans
The Company maintains an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Company matches 2% for every 1% of an employee’s salary deferral contribution, not to exceed 3% of the employee’s compensation. The Company contributions were $8.0 million for the year ended December 31, 2009, $7.9 million for the year ended December 31, 2008 and $7.0 million for the year ended December 31, 2007.
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
As of December 31, 2006, the Company adopted ASC 715, “Compensation-Retirement Benefits”, formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” for its SERP plan.
The Company recorded the following plan costs for the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Interest cost	$62	$80	$56
Recognized actuarial (gain) loss	(7)	(24)	(4)

Net periodic plan cost	$55	$56	$52

The benefit obligation, funded status, and assumptions of the plan on December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(Thousands of dollars)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$953	$1,012
Interest cost	62	80
Actuarial loss (gain)	100	(8)
Benefits paid	(131)	(131)

Benefit obligation at the end of the year	$984	$953

Weighted average assumptions
Discount rate	3.93%	5.7%
The benefit obligation amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(Thousands of dollars)
Accrued liabilities	$131	$131
Other long-term liabilities	853	822

Total	$984	$953

The other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(Thousands of dollars)
Net loss (gain)	$100	$(8)
Amortization of net loss (gain)	7	24

Total recognized in other comprehensive income	$107	$16

Total recognized in net periodic benefit cost and other comprehensive income	$105	$72

The estimated future benefit payments expected to be paid in each of the next five fiscal years and in the aggregate for the following five fiscal years as of December 31, 2009 are as follows (thousands of dollars):

Years Ending December 31,
2010	$131
2011	131
2012	131
2013	131
2014	131
Years 2015 — 2019	462

$1,117

Amounts recognized in accumulated other comprehensive income consists of approximately $100,000 unrecognized actuarial loss in 2009 and $84,000 pre-tax in unrecognized actuarial gain in 2008.

The SERP plan is an unfunded arrangement. However, the Company has purchased life insurance contracts on the lives of the participants in anticipation of using the life insurance’s cash values and death benefits to help fulfill the obligations of the plan. The Company, as owner of such policies, may sell or redeem the contracts at any time without any obligation to the plan participants. The Company recorded expenses of approximately $0.1 million for 2009, 2008, and 2007 related to the life insurance contracts. Cash values of the life insurance contracts, recorded in other assets, are $0.5 million at December 31, 2009 and $0.3 million at December 31, 2008.
The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $4.2 million and $3.3 million for the years December 31, 2009 and 2008 respectively.
Stock Based Compensation
Under the PHI 1995 Incentive Plan (the “1995 Plan”), the Company is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock. The Compensation Committee of the Board of Directors is authorized under the 1995 Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. The exercise prices of the stock option grants are equal to the fair market value of the underlying stock at the date of grant. The 1995 Plan also allows awards under the plan to fully vest upon a change in control of the Company. In September of 2001, the Company underwent a change of control as defined in the 1995 plan and as a result, all awards issued prior to the change of control became fully vested. No new awards have been made since that time.
At December 31, 2009, there were 116,520 voting shares and 183,802 non-voting shares available for issuance under the 1995 Plan. The Company did not record any compensation expense related to the 1995 Plan for the years ended December 31, 2009, 2008, and 2007. There was no unearned stock compensation expense at December 31, 2009 and 2008.
There were no stock options outstanding as of December 31, 2009.
Incentive Compensation
In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the Company’s implemented contract proposals. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. During 2004, the Company implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, the Company did not accrue incentive compensation expense for 2009 as certain established requirements under the plan were not met. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.6 million for 2009 and $0.5 million for 2008. For the year ended December 31, 2008, the Company accrued $1.0 million of incentive compensation expense related to the plans. For 2007, the Company accrued $4.0 million incentive compensation expense.

(7)	OTHER ASSETS
The following table summarizes the Company’s other assets at December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
Nonrefundable deposits on operating leases for aircraft	$3,000	$15,183
Deferred financing cost	2,903	3,701
Investments (Officers’ Deferred Compensation Plan)	4,242	3,519
Other	1,524	1,585

Total	$11,669	$23,988

(8)	FAIR VALUE
The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, formerly SFAS No. 157, “Fair Value Measurements,” beginning in its 2008 fiscal year and there was no material impact to its consolidated financial statements. ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

	December 31, 2009	December 31, 2008
	Quoted prices in	Quoted prices in
	active markets for	active markets for
	Identical Assets	Identical Assets
	(Level 1)	(Level 1)
	(Thousands of dollars)
Short-term investments	$75,138	$42,121

Investments in other assets	4,239	3,297

Total	$79,377	$45,418

The Company holds its short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2009 and 2008. The table excludes cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, all of which had fair values approximating carrying amounts.

	December 31, 2009		December 31, 2008
(Thousands of dollars)
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Long-term debt	$218,305	$194,000	$203,000	$118,000
(9)	COMMITMENTS AND CONTINGENCIES
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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(Thousands of dollars)
Aircraft	$26,028	$20,424	$19,110
Other	7,201	6,652	6,715

Total	$33,229	$27,076	$25,825

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

	Aircraft	Other	Total
	(Thousands of dollars)
2010	$32,604	$3,409	$36,013
2011	33,872	2,908	36,780
2012	34,539	1,976	36,515
2013	34,904	1,465	36,369
2014	34,904	1,292	36,196
Thereafter	60,573	7,342	67,915

	$231,396	$18,392	$249,788

Purchase Commitments - In 2009, the Company took delivery of nine aircraft for services in the Oil & Gas segment, including one light, two medium, five transport and one fixed-wing aircraft. The Company also took delivery of one light aircraft for service in the Air Medical segment. There are no purchase commitments as of December 31, 2009.
Environmental Matters — The Company has an aggregate estimated liability of $0.2 million as of December 31, 2009 and 2008 for environmental remediation costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. The Company previously submitted a Louisiana Risk Evaluation/Corrective Action Plan

(“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination and updated the report to include recent analytical data. LDEQ has reviewed the assessment report and has requested an action plan from the Company. When the action plan is complete, the Company will be in a position to estimate the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
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
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by ASC 280, “Segment Reporting”. The overriding determination of the Company’s segments is based on how the chief operating decision-maker of the Company, the Chairman of the Board and Chief Executive Officer, evaluates the Company’s results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs. Prior to the change in the Company’s reportable segments described below, the Company had four segments that met the requirements of ASC 280 for disclosure. The reportable segments were Oil and Gas, Air Medical, International, and Technical Services.
The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico and the Democratic Republic of Congo. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers. The Company also operates six aircraft for the National Science Foundation in Antarctica under the Technical Services segment.
Each segment has a portion of selling, general and administrative expenses that is charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses is based primarily on total segment costs as a percentage of total operating costs.
Air Medical operations are headquartered in Phoenix, Arizona, where the Company maintains significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments.
Customers of the Company consist principally of major integrated energy companies and independent exploration and production companies. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable		Operating Revenues
	December 31,		Years Ended December 31,
	2009	2008	2009	2008	2007
Customer A	14%	10%	15%	13%	12%
Customer B	11%	10%	13%	14%	15%
The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2009, 2008, and 2007. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash and cash equivalents, short-term investments, other assets, and certain property, and equipment.

		Year Ended
	December 31,
	2009	2008	2007
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$316,198	$324,147	$286,118
Air Medical	160,113	174,739	149,590
Technical Services	10,864	10,628	10,698

Total operating revenues	487,175	509,514	446,406

Segment direct expenses
Oil and Gas	263,818	258,160	250,110
Air Medical	147,630	160,910	137,703
Technical Services	7,179	6,883	6,608

Total direct expenses	418,627	425,953	394,421

Segment selling, general and administrative expenses
Oil and Gas	1,075	1,335	1,531
Air Medical	6,484	8,716	7,883
Technical Services	51	76	59

Total selling, general and administrative expenses	7,610	10,127	9,473

Total direct and selling, general and administrative expenses	426,237	436,080	403,894

Net segment profit
Oil and Gas	51,305	64,652	34,477
Air Medical	5,999	5,113	4,004
Technical Services	3,634	3,669	4,031

Total	60,938	73,434	42,512

Other, net (1)	336	4,990	40,051
Unallocated selling, general and administrative expenses	(23,396)	(21,530)	(20,753)
Interest expense	(16,037)	(15,515)	(16,121)
Goodwill impairment charge	—	(2,747)	—

Earnings before income taxes	$21,841	$38,632	$45,689

(1)	Including gains on disposition of property and equipment and other income.

	Year Ended
	December 31,
	2009	2008	2007
	(Thousands of dollars)
Expenditures for long lived assets
Oil and Gas	$36,674	$45,530	$130,574
Air Medical	20,205	40,034	35,053
Corporate	1,301	793	971

Total	$58,180	$86,357	$166,598

	Year Ended
	December 31,
	2009	2008	2007
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$15,926	$15,669	$17,211
Air Medical	7,934	7,910	8,303
Technical Services	234	235	252
Corporate	3,670	3,130	4,281

Total	$27,764	$26,944	$30,047

Assets
Oil and Gas	$408,802	$397,903	$392,154
Air Medical	227,766	226,642	184,435
Technical Services	8,382	6,597	7,481
Corporate	160,556	146,040	157,226

Total	$805,506	$777,182	$741,296

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended
	December 31,
	2009	2008	2007
	(Thousands of dollars)
Operating revenues:
United States	$480,128	$489,611	$424,268
International	7,047	19,903	22,138

Total	$487,175	$509,514	$446,406

Long-Lived Assets:
United States	$546,077	$523,626	$478,795
International	2,459	4,948	5,324

Total	$548,536	$528,574	$484,119

(11)	QUARTERLY FINANCIAL DATA (UNAUDITED)
The condensed quarterly results of operations for the years ended December 31, 2009 and December 31, 2008 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(Thousands of dollars, except per share data)
Operating revenues	$116,952	$123,321	$124,183	$122,719
Gain (loss) on disposition of assets, net	272	(107)	7	(61)
Earnings before income taxes	3,457	6,110	11,589	685
Net earnings	2,075	3,666	6,953	274
Net earnings per share
Basic	0.14	0.24	0.45	0.02
Diluted	0.14	0.24	0.45	0.02

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
		(Thousands of dollars, except per share data)
Operating revenues	$117,145	$130,111	$135,460	$126,798
Gain on disposition of assets, net	2,949	1,255	249	15
Earnings before income taxes	10,947	10,422	13,160	4,103 (1)
Net earnings	6,568	6,253	7,897	2,797
Net earnings per share
Basic	0.43	0.41	0.52	0.18
Diluted	0.43	0.41	0.52	0.18

(1)	Includes a $2.7 million goodwill impairment charge related to our Air Medical segment.
(12)	SHAREHOLDERS’ EQUITY
The Company had a weighted average of 15.3 million common shares outstanding for the periods ended December 31, 2009 and December 31, 2008.
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
(13)	CONDENSED FINANCIAL INFORMATION — GUARANTOR SUBSIDIARIES
On April 12, 2006, the Company issued $200 million of 7.125% Senior Notes due 2013 and retired $184.8 million of 9 3/8% Series B Senior Notes due 2009. On May 1, 2006, the Company redeemed the remaining $15.2 million 9 3/8% Series B Senior Notes.
The 7.125% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of the Company’s wholly owned Guarantor Subsidiaries.
The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,678	$823	$—	$2,501
Short-term investments	75,138	—	—	75,138
Accounts receivable — net	83,247	11,156	—	94,403
Intercompany receivable	—	71,484	(71,484)	—
Inventories of spare parts — net	61,501	—	—	61,501
Other current assets	11,001	17	—	11,018
Income taxes receivable	740	—	—	740

Total current assets	233,305	83,480	(71,484)	245,301

Investment in subsidiaries and others	71,291	—	(71,291)	—
Other assets	11,549	120	—	11,669
Property and equipment, net	535,539	12,997	—	548,536

Total assets	$851,684	$96,597	$(142,775)	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,746	$1,189	$—	$14,935
Accrued liabilities	19,028	4,314	—	23,342
Intercompany payable	71,484	—	(71,484)	—

Total current liabilities	104,258	5,503	(71,484)	38,277

Long-term debt	218,305	—	—	218,305
Deferred income taxes and other long-term liabilities	63,673	19,803	—	83,476
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(13)	—	—	(13)
Retained earnings	172,527	68,617	(68,617)	172,527

Total shareholders’ equity	465,448	71,291	(71,291)	465,448

Total liabilities and shareholders’ equity	$851,684	$96,597	$(142,775)	$805,506

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2008
	Parent
	Company	Guarantor
	Only(1)	Subsidiaries(1) (2)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$559	$600	$—	$1,159
Short-term investments	42,121	—	—	42,121
Accounts receivable — net	97,618	13,804	—	111,422
Intercompany receivable	—	57,722	(57,722)	—
Inventories of spare parts — net	58,249	—	—	58,249
Other current assets	10,671	16	—	10,687
Income taxes receivable	982	—	—	982

Total current assets	210,200	72,142	(57,722)	224,620

Investment in subsidiaries and others	65,227	—	(65,227)	—
Other assets	23,761	227	—	23,988
Property and equipment, net	511,986	16,588	—	528,574

Total assets	$811,174	$88,957	$(122,949)	$777,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,174	$275	$—	$25,449
Accrued liabilities	20,886	4,307	—	25,193
Intercompany payable	57,722	—	(57,722)	—

Total current liabilities	103,782	4,582	(57,722)	50,642

Long-term debt	203,000	—	—	203,000
Deferred income taxes and other long-term liabilities	51,996	19,148	—	71,144
Shareholders’ Equity:
Common stock and paid-in capital	292,792	2,674	(2,674)	292,792
Accumulated other comprehensive income	45	—	—	45
Retained earnings	159,559	62,553	(62,553)	159,559

Total shareholders’ equity	452,396	65,227	(65,227)	452,396

Total liabilities and shareholders’ equity	$811,174	$88,957	$(122,949)	$777,182

(1)	Certain revisions were made to conform to the current year’s presentation.

(2)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$419,075	$68,100	$—	$487,175
Management fees	2,724	—	(2,724)	—
Gain on disposition of assets, net	111	—	—	111
Other, principally interest income	225	—	—	225

	422,135	68,100	(2,724)	487,511

Expenses:
Direct expenses	365,385	53,242	—	418,627
Management fees	—	2,724	(2,724)	—
Selling, general, and administrative	28,979	2,027	—	31,006
Equity in net income of consolidated subsidiaries	(6,064)	—	6,064	—
Interest expense	16,037	—	—	16,037

	404,337	57,993	3,340	465,670

Earnings before income taxes	17,798	10,107	(6,064)	21,841
Income tax expense	4,830	4,043	—	8,873

Net earnings	$12,968	$6,064	$(6,064)	$12,968

	For the year ended December 31, 2008
	Parent
	Company	Guarantor
	Only(2)	Subsidiaries(1) (2)	Eliminations	Consolidated
Operating revenues, net	$437,881	$71,633	$—	$509,514
Management fees	2,865	—	(2,865)	—
Gain on disposition of assets, net	4,468	—	—	4,468
Other, principally interest income	522	—	—	522

	445,736	71,633	(2,865)	514,504

Expenses:
Direct expenses	369,600	56,353	—	425,953
Management fees	—	2,865	(2,865)	—
Selling, general, and administrative	27,842	3,815	—	31,657
Equity in net income of consolidated subsidiaries	(7,571)	—	7,571	—
Interest expense	15,515	—	—	15,515
Goodwill impairment charge	2,747	—	—	2,747

	408,133	63,033	4,706	475,872

Earnings before income taxes	37,603	8,600	(7,571)	38,632
Income tax expense	14,088	1,029	—	15,117

Net earnings	$23,515	$7,571	$(7,571)	$23,515

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to conform to the current year’s presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$378,092	$68,314	$—	$446,406
Management fees	2,733	—	(2,733)	—
Gain on disposition of assets, net	34,953	—	—	34,953
Other, principally interest income	5,090	8	—	5,098

	420,868	68,322	(2,733)	486,457

Expenses:
Direct expenses	347,397	47,024	—	394,421
Management fees	—	2,733	(2,733)	—
Selling, general, and administrative	27,140	3,086	—	30,226
Equity in net income of consolidated subsidiaries	(13,158)	—	13,158	—
Interest expense	16,121	—	—	16,121

	377,500	52,843	10,425	440,768

Earnings before income taxes	43,368	15,479	(13,158)	45,689
Income tax expense	15,150	2,321	—	17,471

Net earnings	$28,218	$13,158	$(13,158)	$28,218

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$53,442	$1,830	$—	$55,272

Investing activities:
Purchase of property and equipment	(55,428)	(1,607)	—	(57,035)
Proceeds from asset dispositions	9,217	—	—	9,217
Purchase of short-term investments, net	(33,017)	—	—	(33,017)
Other	11,600	—	—	11,600

Net cash used in investing activities	(67,628)	(1,607)	—	(69,235)

Financing activities:
Proceeds on line of credit, net	15,305	—	—	15,305

Net cash provided by financing activities	15,305	—	—	15,305

Increase in cash and cash equivalents	1,119	223	—	1,342
Cash and cash equivalents, beginning of year	559	600	—	1,159

Cash and cash equivalents, end of year	$1,678	$823	$—	$2,501

	For the year ended December 31, 2008
	Parent
	Company	Guarantor
	Only(1)	Subsidiaries(1) (2)	Eliminations	Consolidated
Net cash provided by operating activities	$41,171	$2,627	$—	$43,798

Investing activities:
Purchase of property and equipment	(75,142)	(2,448)	—	(77,590)
Proceeds from asset dispositions	18,394	—	—	18,394
Proceeds from sale of short-term investments, net	20,850	—	—	20,850
Other	(8,946)	—	—	(8,946)

Net cash used in investing activities	(44,844)	(2,448)	—	(47,292)

Financing activities:
Proceeds on line of credit, net	3,000	—	—	3,000
Proceeds from exercise of stock options	228	—	—	228

Net cash provided by financing activities	3,228	—	—	3,228

Increase (decrease) in cash and cash equivalents	(445)	179	—	(266)
Cash and cash equivalents, beginning of year	1,004	421	—	1,425

Cash and cash equivalents, end of year	$559	$600	$—	$1,159

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to cash flows provided by (used in) operating and investing activities to conform to the current year’s presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2007
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)(2)	Eliminations	Consolidated
Net cash provided by operating activities	$14,975	$10,251	$—	$25,226

Investing activities:
Purchase of property and equipment	(149,450)	(10,265)		(159,715)
Proceeds from asset dispositions	58,105	—	—	58,105
Proceeds from sale of short-term investments, net	90,444	—	—	90,444
Other	(8,298)	—	—	(8,298)

Net cash used in investing activities	(9,199)	(10,265)	—	(19,464)

Financing activities:
Payments on line of credit, net	(5,500)	—	—	(5,500)
Proceeds from exercise of stock options	343	—	—	343

Net cash used in financing activities	(5,157)	—	—	(5,157)

Increase (decrease) in cash and cash equivalents	619	(14)	—	605
Cash and cash equivalents, beginning of year	385	435	—	820

Cash and cash equivalents, end of year	$1,004	$421	$—	$1,425

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

(2)	Certain revisions were made to cash flows provided by (used in) operating and investing activities to conform to the current year’s presentation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective under those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2009. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) maintained as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 8, 2010, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.
DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 8, 2010

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     Information required by this item will be included in our definitive information statement in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this item will be included in our definitive information statement in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by this item will be included in our definitive information statement in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information required by this item will be included in our definitive information statement in connection with our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
3.	Exhibits
3	Articles of Incorporation and By-laws

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2008, filed August 7, 2008).
(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4	Instruments defining the rights of security holders, including indentures.

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.) and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Indenture dated April 12, 2006 among PHI, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on April 13, 2006).

10	Material Contracts

10.1	Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-K filed March 16, 2009).

10.2	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.3	Form of Non-Qualified Stock Option Agreement under the PHI, Inc. 1995 Incentive Compensation Plan between PHI and certain of its key employees (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.4	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.5	Articles of Agreement Between PHI, Inc. & Office & Professional Employees International Union and its Local 108 dated June 13, 2001 (incorporated by reference to Exhibit 10.6 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.5	Terms of employment of Lance Bospflug, August 6, 2008 (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2008).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

PHI, INC. AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Accounts
(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions	of Year

Year ended December 31, 2009:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,857	1,325	—	9,182
Allowance for contractual discounts	37,590	183,294	188,760	32,124
Allowance for uncompensated care	20,805	43,626	36,317	28,114

Year ended December 31, 2008:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,460	397	—	7,857
Allowance for contractual discounts	31,858	173,964	168,232	37,590
Allowance for uncompensated care	19,130	38,224	36,549	20,805

Year ended December 31, 2007:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,256	843	639	7,460
Allowance for contractual discounts	29,930	130,753	128,825	31,858
Allowance for uncompensated care	20,099	42,190	43,159	19,130

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2010.

PHI, INC.
By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin Al A. Gonsoulin	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010

/s/ Lance F. Bospflug Lance F. Bospflug	Director	March 8, 2010

/s/ Arthur J. Breault, Jr. Arthur J. Breault, Jr.	Director	March 8, 2010

/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 8, 2010

/s/ Richard H. Matzke Richard H. Matzke	Director	March 8, 2010

/s/ C. Russell Luigs C. Russell Luigs	Director	March 8, 2010

/s/ Michael J. McCann Michael J. McCann	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010