Form 10-Q
period 2010-03-31
PHI INC
filed 2010-05-05
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$7,353	$2,501
Short-term investments	76,140	75,138
Accounts receivable – net
Trade	85,723	90,518
Other	4,367	3,885
Inventories of spare parts – net	62,184	61,501
Other current assets	11,399	11,018
Income taxes receivable	729	740

Total current assets	247,895	245,301

Other	10,819	11,669
Property and equipment – net	548,128	548,536

Total assets	$806,842	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,728	$14,935
Accrued liabilities	30,663	23,342

Total current liabilities	43,391	38,277

Long-term debt	208,105	218,305
Deferred income taxes	76,089	73,409
Other long-term liabilities	9,786	10,067

Total liabilities	337,371	340,058

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock	285	285
Non-voting common stock	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(21)	(13)
Retained earnings	176,558	172,527

Total shareholders’ equity	469,471	465,448

Total liabilities and shareholders’ equity	$806,842	$805,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2010	2009
Operating revenues, net	$121,609	$116,952
Gain on disposition of assets, net	—	272
Other, principally interest income	37	63

	121,646	117,287

Expenses:
Direct expenses	104,207	102,127
Selling, general and administrative expenses	6,725	7,824
Interest expense	3,996	3,879

	114,928	113,830

Earnings before income taxes	6,718	3,457
Income tax expense	2,687	1,382

Net earnings	$4,031	$2,075

Weighted average shares outstanding:
Basic	15,312	15,302
Diluted	15,312	15,317

Net earnings per share
Basic	$0.26	$0.14
Diluted	$0.26	$0.14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448

Net earnings	—	—	—	—	—	—	4,031	4,031
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(8)	—	(8)
Total comprehensive income, net of income taxes								4,023

Balance at March 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(21)	$176,558	$469,471

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2008	2,853	$285	12,449	$1,245	$291,262	$45	$159,559	$452,396

Net earnings	—	—	—	—	—	—	2,075	2,075
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(49)	—	(49)
Total comprehensive income, net of income taxes								2,026

Balance at March 31, 2009	2,853	$285	12,449	$1,245	$291,262	$(4)	$161,634	$454,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended
	March 31,
	2010	2009
Operating activities:
Net earnings	$4,031	$2,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,689	7,079
Deferred income taxes	2,680	1,349
Gain on asset dispositions	—	(272)
Other	233	233
Changes in operating assets and liabilities	8,383	646

Net cash provided by operating activities	22,016	11,110

Investing activities:
Purchase of property and equipment	(5,963)	(11,254)
Proceeds from asset dispositions	—	8,826
Purchase of short-term investments	(1,001)	(14,368)
Proceeds from sale of short-term investments	—	7,562

Net cash used in investing activities	(6,964)	(9,234)

Financing activities:
Payments on line of credit	(10,200)	—

Net cash used in financing activities	(10,200)	—

Increase in cash and cash equivalents	4,852	1,876
Cash and cash equivalents, beginning of period	2,501	1,159

Cash and cash equivalents, end of period	$7,353	$3,035

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$243	$93

Income taxes	$5	$12

Noncash investing activities:
Accrued payables related to purchase of property and equipment	$376	$153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the accompanying notes.
The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
2. Segment Information
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We used a combination of factors to identify reportable segments as required by Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” The overriding determination of our segments is based on how the chief operating decision-maker of our Company evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.
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
Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Approximately 70% and 64% of our total operating revenue was generated by our Oil and Gas operations for the quarter ended March 31, 2010 and 2009, respectively.
As reported in our Form 10-K for 2009, there were a number of contract awards since December 31, 2009, in our Oil and Gas segment. One award was a five year contract from an existing customer commencing June 2011 upon the expiration of the current contract. There were also seven other contract awards from existing customers each with terms that are from three to five years. These contract awards commenced in the first quarter of 2010. The above awards are for a minimum of 20 light, 17 medium, and three heavy aircraft.
Air Medical Segment. We provide air medical transportation services for hospitals and emergency service agencies in 18 states using approximately 86 aircraft at 64 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Our Air Medical operations are headquartered in Phoenix, Arizona. The Air Medical segment’s operating revenues accounted for 27% and 33% of consolidated operating revenues for the quarter ended March 31, 2010 and 2009, respectively.
As reported in our Form 10-K, our Air Medical segment was awarded two new traditional hospital contracts with terms of ten years and the second contract term being three years. Additionally, we were awarded a new three year contract on an independent provider model format but which includes certain revenue guarantees. These contracts represent incremental revenues.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $35.1 million and $36.6 million as of March 31, 2010 and March 31, 2009, respectively. The allowance for uncompensated care was $28.5 million and $21.9 million as of March 31, 2010 and March 31, 2009, respectively.
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations are as follows:

			Accounts
	Revenue		Receivable
	Quarter Ended		Quarter Ended
	March 31,		March 31,
	2010	2009	2010	2009
Gross billings	100%	100%	100%	100%
Provision for contractual discounts (1)	55%	53%	38%	35%
Provision for uncompensated care	8%	9%	30%	20%

1)	The increase in the provision for contractual discounts is related to rate increases in gross billings, as a higher percentage of the rate increase portion of the gross billing is not collected.

Amounts attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2010	2009
Medicaid	17%	13%
Medicare	21%	19%
Insurance	61%	65%
Self Pay	1%	3%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 19% and 14% of the segment’s revenues for the quarters ended March 31, 2010 and 2009, respectively.
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate six aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 3% of our total operating revenues for the quarters ended March 31, 2010 and March 31, 2009 were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarter ended March 31, 2010 and 2009 is as follows:

	Quarter Ended
	March 31,
	2010	2009
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$84,940	$74,825
Air Medical	33,569	39,093
Technical Services	3,100	3,034

Total operating revenues	121,609	116,952

Segment direct expenses (1)
Oil and Gas	70,253	61,284
Air Medical	31,626	38,878
Technical Services	2,328	1,965

Total direct expenses	104,207	102,127

Segment selling, general and administrative expenses
Oil and Gas	267	387
Air Medical	1,295	1,489
Technical Services	7	14

Total selling, general and administrative expenses	1,569	1,890

Total direct and selling, general and administrative expenses	105,776	104,017

Net segment profit (loss)
Oil and Gas	14,420	13,154
Air Medical	648	(1,274)
Technical Services	765	1,055

Total net segment profit	15,833	12,935

Other, net (2)	37	335
Unallocated selling, general and administrative costs (1)	(5,156)	(5,934)
Interest expense	(3,996)	(3,879)

Earnings before income taxes	$6,718	$3,457

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended
	March 31,
	2010	2009
Oil and Gas	$4,240	$4,243
Air Medical	1,989	1,985
Technical Services	127	100

Total	$6,356	$6,328

Unallocated SG&A	$333	$751

(2)	Consists of gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters – We have recorded an aggregate estimated liability of $0.2 million as of March 31, 2010 and December 31, 2009 for environmental monitoring costs that are probable and estimable. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. The Company previously submitted a Louisiana Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination and updated the report to include recent analytical data. LDEQ has reviewed the assessment report and has requested an action plan from the Company. When the action plan is complete, the Company will be in a position to estimate the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination and, based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, it believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment, and this was essentially completed in April 2007. Pilots continue to work basically under the same terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006 as modified consistent with the Company’s ongoing business needs. A trial date on strike-related matters has been postponed from June 29, 2009 until July 6, 2010. In addition, on December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana, currently set for trial on July 5, 2011, asserting that its acceptance in 2009 of PHI’s implementation proposals created a binding collective bargaining agreement, which the Company denies. Management does not expect the outcome of these cases to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Operating Leases – We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these aircraft leases, and some of these leases contain renewal and purchase options at fair market value.
At March 31, 2010, we had approximately $239.0 million in aggregate commitments under operating leases of which approximately $26.8 million is payable through December 31, 2010, and a total of $35.9 million is payable over the twelve months ending March 31, 2011. The total lease commitments include $221.5 million for aircraft and $17.5 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
4. Long-term Debt
On April 12, 2006, we completed the sale of $200 million of 7.125% senior notes. Net proceeds from the sale of the senior notes were used to repurchase our outstanding $200 million 9.375 senior notes due 2009 pursuant to a tender offer. The senior notes are due on April 15, 2013, are unconditionally guaranteed on a senior basis by our domestic subsidiaries and interest is payable on the senior notes semi-annually on April 15 and October 15. The senior notes and the guarantees are general, unsecured obligations. We may redeem some or all of these notes at our option at any time on or after April 15, 2010 at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date: if redeemed during the 12-month period beginning April 15, 2010, 103.563%; if redeemed during the 12-month period beginning April 15, 2011, 101.781%; and if redeemed during the 12-month period beginning April 15, 2012, 100.000%. The indenture governing the senior notes contains restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transaction with affiliates. The covenants also limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Under the indenture, upon the occurrence of a change in control, each holder of the senior notes has the right to require us to purchase that holder’s notes for a cash price equal to 101% of the principal amount of the senior notes to be purchased. At March 31, 2010, the market value of the notes was approximately $194.0 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of March 31, 2010.
Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks, which replaced the prior facility, providing a $75 million revolving credit facility maturing in September 2011. The interest rate is the prime rate plus 100 basis points. As of March 31, 2010, we had $8.1 million in borrowings and $5.1 million in letters of credit outstanding under the facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth, and other covenants including restrictions on additional debt, encumbrances and a change of control. As of March 31, 2010, we were in compliance with these covenants. The credit agreement is collaterized by accounts receivable and inventory and guaranteed by our domestic subsidiaries. The agreement contains a borrowing base of 80% of eligible receivables and 50% of the value of parts. We reviewed interest expense for the quarter ended March 31, 2010 that could be capitalized for certain projects and any such amounts were immaterial.
On April 1, 2010, we purchased two heavy aircraft off lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010 we funded the payment of interest on the Senior Notes with $7.0 million from the revolving credit facility. Currently, the principal amount outstanding under the revolving credit facility is $35.5 million.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at March 31, 2010 and December 31, 2009.

Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and uncompensated care when the services are provided. The allowance for contractual discounts was $35.1 million and $32.1 million as of March 31, 2010 and December 31, 2009, respectively. The allowance for uncompensated care was $28.5 million and $28.1 million as of March 31, 2010 and December 31, 2009, respectively.
The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	March 31,	December 31,
	2010	2009
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	38%	34%
Allowance for Uncompensated Care	30%	30%
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $9.5 million and $9.2 million at March 31, 2010 and December 31, 2009, respectively.
6. Employees
Employee Incentive Compensation — In 2002, we implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of our implemented contract proposals. The plan allows us to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. During 2004, we implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, we accrued $0.3 million and $0.2 million incentive compensation expense for the three months ended March 31, 2010 and 2009, respectively.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.2 million for the three months ended March 31, 2010. We did not accrue Safety Incentive Compensation expense for the quarter ended March 31, 2009 as certain established requirements were not met.
7. Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures”, applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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

The following table summarizes the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

	March 31, 2010	December 31, 2009
	Quoted prices in	Quoted prices in
	active markets for	active markets for
	Identical Assets	Identical Assets
	(Level 1)	(Level 1)
	(Thousands of dollars)
Short-term investments	$76,140	$75,138

Investments in other assets	3,859	4,239

Total	$79,999	$79,377

We hold our short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. In accordance with ASC 320, “Investments-Debt and Equity Securities,” these short-term investments are classified as available for sale. We have not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at March 31, 2010 and December 31, 2009. Investments included in other assets consist mainly of investment funds that are highly liquid and diversified. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.
8. Recent Accounting Pronouncements
The FASB issued authoritative accounting guidance that became effective in the first quarter 2010 that revises the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIE”). Under the revised guidance, the primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and has the obligation to absorb losses or has the right to residual returns that would potentially be significant to the entity. In conjunction with the adoption of the new guidance, the Company has reviewed various lease arrangements and other agreements and has determined that these do not represent a variable interest.
9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarter ended March 31, 2010 and 2009.
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,633	$720	$—	$7,353
Short-term investments	76,140	—	—	76,140
Accounts receivable – net	79,017	11,073	—	90,090
Intercompany receivable	—	74,495	(74,495)	—
Inventories of spare parts – net	62,184	—	—	62,184
Other current assets	11,375	24	—	11,399
Income taxes receivable	729	—	—	729

Total current assets	236,078	86,312	(74,495)	247,895

Investment in subsidiaries and other	73,281	—	(73,281)	—
Other assets	10,791	28	—	10,819
Property and equipment – net	535,299	12,829	—	548,128

Total assets	$855,449	$99,169	$(147,776)	$806,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,923	$805	$—	$12,728
Accrued liabilities	25,628	5,035	—	30,663
Intercompany payable	74,495	—	(74,495)	—

Total current liabilities	112,046	5,840	(74,495)	43,391

Long-term debt	208,105	—	—	208,105
Deferred income taxes and other long-term liabilities	65,827	20,048	—	85,875
Shareholders’ Equity:
Paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(21)	—	—	(21)
Retained earnings	176,558	70,607	(70,607)	176,558

Total shareholders’ equity	469,471	73,281	(73,281)	469,471

Total liabilities and shareholders’ equity	$855,449	$99,169	$(147,776)	$806,842

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,678	$823	$—	$2,501
Short-term investments	75,138	—	—	75,138
Accounts receivable – net	83,247	11,156	—	94,403
Intercompany receivable	—	71,484	(71,484)	—
Inventories of spare parts – net	61,501	—	—	61,501
Other current assets	11,001	17	—	11,018
Income taxes receivable	740	—	—	740

Total current assets	233,305	83,480	(71,484)	245,301

Investment in subsidiaries and others	71,291	—	(71,291)	—
Other assets	11,549	120	—	11,669
Property and equipment, net	535,539	12,997	—	548,536

Total assets	$851,684	$96,597	$(142,775)	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,746	$1,189	$—	$14,935
Accrued liabilities	19,028	4,314	—	23,342
Intercompany payable	71,484	—	(71,484)	—

Total current liabilities	104,258	5,503	(71,484)	38,277

Long-term debt	218,305	—	—	218,305
Deferred income taxes and other long-term liabilities	63,673	19,803	—	83,476
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(13)	—	—	(13)
Retained earnings	172,527	68,617	(68,617)	172,527

Total shareholders’ equity	465,448	71,291	(71,291)	465,448

Total liabilities and shareholders’ equity	$851,684	$96,597	$(142,775)	$805,506

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended March 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$104,050	$17,559	$—	$121,609
Management fees	702	—	(702)	—
Other, principally interest income	37	—	—	37

	104,789	17,559	(702)	121,646

Expenses:
Direct expenses	91,112	13,095	—	104,207
Management fees	—	702	(702)	—
Selling, general, and administrative	6,280	445	—	6,725
Equity in net income of consolidated subsidiaries	(1,990)	—	1,990	—
Interest expense	3,996	—	—	3,996

	99,398	14,242	1,288	114,928

Earnings before income taxes	5,391	3,317	(1,990)	6,718
Income tax expense	1,360	1,327	—	2,687

Net earnings	$4,031	$1,990	$(1,990)	$4,031

	For the quarter ended March 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$100,214	$16,738	$—	$116,952
Management fees	670	—	(670)	—
Gain on dispositions of assets, net	272	—	—	272
Other, principally interest income	63	—	—	63

	101,219	16,738	(670)	117,287

Expenses:
Direct expenses	87,579	14,548	—	102,127
Management fees	—	670	(670)	—
Selling, general, and administrative	7,211	613	—	7,824
Equity in net income of consolidated subsidiaries	(544)	—	544	—
Interest expense	3,879	—	—	3,879

	98,125	15,831	(126)	113,830

Earnings before income taxes	3,094	907	(544)	3,457
Income tax expense	1,019	363	—	1,382

Net earnings	$2,075	$544	$(544)	$2,075

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the quarter ended March 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$21,849	$167	$—	$22,016

Investing activities:
Purchase of property and equipment	(5,693)	(270)	—	(5,963)
Purchase of short-term investments	(1,001)	—	—	(1,001)

Net cash used in investing activities	(6,694)	(270)	—	(6,964)

Financing activities:
Payments on line of credit	(10,200)	—	—	(10,200)

Net cash used in financing activities	(10,200)	—	—	(10,200)

Increase in cash and cash equivalents	4,955	(103)	—	4,852
Cash and cash equivalents, beginning of period	1,678	823	—	2,501

Cash and cash equivalents, end of period	$6,633	$720	$—	$7,353

	For the quarter ended March 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$10,597	$513	$—	$11,110

Investing activities:
Purchase of property and equipment	(10,957)	(297)	—	(11,254)
Proceeds from asset dispositions	8,826	—	—	8,826
Purchase of short-term investments, net	(6,806)	—	—	(6,806)

Net cash used in investing activities	(8,937)	(297)	—	(9,234)

Increase in cash and cash equivalents	1,660	216	—	1,876
Cash and cash equivalents, beginning of period	559	600	—	1,159

Cash and cash equivalents, end of period	$2,219	$816	$—	$3,035

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009, management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2009 and in Part II Item 1.A. of our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended March 31, 2010 were $121.6 million, compared to $116.9 million for the three months ended March 31, 2009, an increase of $4.7 million. Oil and Gas operating revenues increased $10.1 million for the quarter ended March 31, 2010, due to an increase in medium and heavy aircraft revenue related primarily to increased deepwater activity in the Gulf of Mexico. There was also an increase in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by a decrease in revenue for light aircraft related to decreased activity on the continental shelf. Although Oil and Gas revenues increased for the quarter, there were unfavorable weather conditions this year as compared to last year resulting in decreased flight hours and revenue. Oil and Gas revenues for the quarter ended March 31, 2009, were adversely affected approximately $3.1 million due to the grounding of certain aircraft due to an accident in that quarter. Operating revenues in the Air Medical segment decreased $5.5 million due to decreased patient transports in the independent provider programs. Contributing to the decrease was the closure of four bases in 2009 and one base in early 2010 that were generating less than acceptable transport volumes. We did not incur any significant costs as a result of these closures. In addition, we experienced unfavorable weather conditions in the current year as compared to the prior year, also contributing to the decrease. We believe the remainder of the decrease is primarily attributable to economic conditions.

Flight hours for the quarter ended March 31, 2010 were 34,612 compared to 35,063 for the quarter ended March 31, 2009. Oil and Gas segment’s flight hours increased 556 hours due to an increase in deepwater activity in the Gulf of Mexico. There was a decrease of 1,114 flight hours in the Air Medical segment for the quarter ended March 31, 2010 due to a 976 decrease in patient transports in the independent provider programs as mentioned above, of which approximately 200 transports related to the base closures, and approximately 250 transports related to the unfavorable weather as compared to the prior year. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Net segment profit for the Oil and Gas segment was $14.4 million for the quarter ended March 31, 2010, compared to $13.2 million for the quarter ended March 31, 2009. The increase of $1.2 million was due to increased medium and heavy aircraft revenue related to deepwater activity in the Gulf of Mexico, partially offset by increases in direct expense discussed in Combined Operations below. These items are discussed in detail in the Segment Discussion below.
Net segment profit for the Air Medical segment was $0.6 million for the quarter ended March 31, 2010, compared to a net segment loss of $1.3 million for the quarter ended March 31, 2009. The $1.9 million increase was due to a $7.3 million decrease in direct expense related to termination of the warranty program for certain aircraft and cost savings related to the closing of five bases discussed further in the Segment Discussion below. In addition, there was increased hospital-based contract revenue, offset in part by a decrease in revenue in the independent provider programs due to decreased transports as previously mentioned.
Net earnings for the quarter ended March 31, 2010 were $4.0 million, or $0.26 per diluted share, compared to $2.1 million for the quarter ended March 31, 2009, or $0.14 per diluted share. Pre-tax earnings were $6.7 million for the quarter ended March 31, 2010, compared to $3.5 million in the same period in 2009. Earnings for the quarter ended March 31, 2010 included a $4.3 million pre-tax credit included in direct expenses related to the termination of a manufacturer’s warranty program for a certain model aircraft. In addition, there was an increase in medium and heavy aircraft revenue related to increased deepwater activity in the Gulf of Mexico, offset in part by a decrease in revenue for light aircraft related to activity on the continental shelf. Earnings for the quarter ended March 31, 2009 included a pre-tax gain on disposition of assets of $0.3 million, and an estimated adverse effect on revenues of $3.1 million due to the grounding of certain aircraft as a result of an accident in the quarter, which approximated $2.0 million in earnings before tax.
As reported in our Form 10-K for 2009, there were a number of contract awards since December 31, 2009, in our Oil and Gas segment. One award was a five year contract from an existing customer commencing June 2011 upon the expiration of the current contract. There were also seven other contract awards from existing customers each with terms that are from three to five years. These contract awards commenced in the first quarter of 2010. The above awards are for a minimum of 20 light, 17 medium, and three heavy aircraft.
Our Air Medical segment was awarded two new traditional hospital contracts with terms of ten years and the second contract term being three years. Additionally, we were awarded a new three year contract on an independent provider model format but which includes certain revenue guarantees. These contracts represent incremental revenues.
On April 1, 2010, we purchased two heavy aircraft off lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010 we funded the payment of interest on the Senior Notes with $7.0 million from the revolving credit facility. Currently, the principal amount outstanding under the revolving credit facility is $35.5 million.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarter ended March 31, 2010 and 2009:

	Quarter Ended
	March 31,
	2010	2009
Flight hours:
Oil and Gas	27,036	26,480
Air Medical (1)	7,091	8,205
Technical Services	485	378

Total	34,612	35,063

Air Medical Transports (2)	3,973	4,958

Aircraft operated at period end:
Oil and Gas (3)	163	155
Air Medical (4)	86	89
Technical Services	6	6

Total (3) (4)	255	250

(1)	Flight hours include 1,801 flight hours associated with hospital-based contracts, compared to 1,871 flight hours in the prior year quarter.

(2)	Represents individual patient transports for the period.

(3)	Includes nine aircraft as of March 31, 2010 and 2009 that are customer owned.

(4)	Includes seven aircraft as of March 31, 2010 and March 31, 2009 that are customer owned.
Results of Operations
Quarter Ended March 31, 2010 compared with Quarter Ended March 31, 2009
Combined Operations
Revenues — Operating revenues for the three months ended March 31, 2010 were $121.6 million, compared to $116.9 million for the three months ended March 31, 2009, an increase of $4.7 million. Oil and Gas operating revenues increased $10.1 million for the quarter ended March 31, 2010, due to an increase in medium and heavy aircraft revenue related primarily to increased deepwater activity in the Gulf of Mexico. There was also an increase in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by a decrease in revenue for light aircraft related to decreased activity on the continental shelf. Although Oil and Gas revenues increased for the quarter, there were unfavorable weather conditions this year as compared to last year resulting in decreased flight hours and revenue. Oil and Gas revenues for the quarter ended March 31, 2009, were adversely affected approximately $3.1 million due to the grounding of certain aircraft due to an accident in that quarter. Operating revenues in the Air Medical segment decreased $5.5 million due to a 976 decrease in patient transports in the independent provider programs, of which approximately 200 related to base closures, and 250 related to unfavorable weather conditions in the current year as compared to the prior year. We believe the remaining decrease is primarily attributable to the current economic environment.
Total flight hours were 34,612 for the three months ended March 31, 2010, compared to 35,063 for the three months ended March 31, 2009. Oil and Gas segment’s flight hours increased 556 hours due to an increase in deepwater activity in the Gulf of Mexico. Air Medical segment’s flight hours decreased 1,114 due to the decrease in patient transports as described above.
Other Income and Gains — There were no gains on asset dispositions for the three months ended March 31, 2010, and $0.3 million for the three months ended March 31, 2009. These amounts represent gains and losses on sales of assets that no longer meet our strategic needs.
Other income was less than $0.1 million for the three months ended March 31, 2010 and the three months ended March 31, 2009.
Direct Expenses — Direct operating expense was $104.2 million for the three months ended March 31, 2010, compared to $102.1 million for the three months ended March 31, 2009, an increase of $2.1 million. This increase was primarily due to increased fuel expense ($1.9 million) due to increased per-gallon fuel costs compared to the prior year quarter, and increased employee compensation expense ($1.7 million) due primarily to compensation rate increases. There were also increases in aircraft rent ($2.7 million) and insurance expense ($1.1 million) due to additional aircraft added to the fleet. Aircraft warranty costs decreased ($4.9 million) primarily due to a $4.3 million credit related to termination of the warranty program for certain aircraft. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. We paid a monthly fee to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. There were also decreases in other items, net ($0.4 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $6.7 million for the three months ended March 31, 2010, compared to $7.8 million for the three months ended March 31, 2009. This decrease is primarily due to decreased legal fees ($0.7 million), and decreased depreciation expense ($0.4 million).
Interest Expense — Interest expense was $4.0 million for the three months ended March 31, 2010, compared to $3.9 million for the three months ended March 31, 2009.
Income Taxes — Income tax expense for the three months ended March 31, 2010 was $2.7 million compared to $1.4 million for the three months ended March 31, 2009. The effective tax rate was 40% for the three months ended March 31, 2010 and 2009.
Net Earnings — Our net earnings for the three months ended March 31, 2010 were $4.0 million compared to $2.1 million for the three months ended March 31, 2009. Earnings before income taxes for the three months ended March 31, 2010 were $6.7 million compared to $3.5 million for the same period in 2009. Earnings per diluted share were $0.26 for the current quarter compared to earnings per diluted share of $0.14 for the prior year quarter. Earnings for the quarter ended March 31, 2010 included a $4.3 million pre-tax credit included in direct expenses related to the termination of a manufacturer’s warranty program for a certain model aircraft. The increase was primarily due to an increase in medium and heavy aircraft revenue related to increased deepwater activity in the Gulf of Mexico, offset in part by a decrease in revenue for light aircraft related to activity on the continental shelf. Earnings for the quarter ended March 31, 2009 included a pre-tax gain on disposition of assets of $0.3 million, and an estimated adverse effect on revenues of $3.1 million related to the grounding of certain aircraft due to an accident in the quarter, which approximated $2.0 million in earnings before tax. We had 15.3 million common shares outstanding during the three months ended March 31, 2010 and 2009.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $84.9 million for the three months ended March 31, 2010, compared to $74.8 million for the three months ended March 31, 2009, an increase of $10.1 million. Flight hours were 27,036 for the current quarter compared to 26,480 for the same quarter in the prior year. The increase in revenue and flight hours for the quarter is primarily due to an increase in medium and heavy aircraft revenue related to increased deepwater activity in the Gulf of Mexico. There was also an increase in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. These amounts were offset in part by a decrease in revenue and flight hours for light aircraft related to decreased activity on the continental shelf. Although Oil and Gas revenues increased for the quarter, there were unfavorable weather conditions this year as compared to last year resulting in decreased flight hours and revenue. Oil and Gas revenues for the quarter ended March 31, 2009, were adversely affected approximately $3.1 million due to the grounding of certain aircraft due to an accident in that quarter.
The number of aircraft in the segment was 163 at March 31, 2010, compared to 155 aircraft at March 31, 2009. We have sold or disposed of one light aircraft in the Oil and Gas segment since March 31, 2009. We have added seven new aircraft to the Oil and Gas segment since March 31, 2009, consisting of two medium, four heavy, and one fixed-wing aircraft. Other changes are due to intersegment transfers of two aircraft.
Direct expense in our Oil and Gas segment was $70.3 million for the three months ended March 31, 2010, compared to $61.3 million for the three months ended March 31, 2009, an increase of $9.0 million. There were increases in employee compensation expense ($2.1 million) primarily due to compensation rate increases, increases in aircraft rent ($2.9 million), aircraft insurance ($0.9 million), parts usage ($0.7 million) and component repair costs ($1.1 million). Fuel expense also increased ($1.8 million) as the cost of fuel increased compared to the prior year quarter. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue. Aircraft warranty costs decreased ($0.3 million) due to the credit related to the termination of the warranty programs for certain aircraft. Of the $4.3 million credit, $1.2 million was attributed to the Oil and Gas segment. These items were offset by a decrease in other items, net ($0.2 million).
Our Oil and Gas segment’s operating income was $14.4 million for the three months ended March 31, 2010, compared to $13.2 million for the three months ended March 31, 2009. Operating margins were 17% for the three months ended March 31, 2010 and three months ended March 31, 2009. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $33.6 million for the three months ended March 31, 2010, compared to $39.1 million for the three months ended March 31, 2009, a decrease of $5.5 million. The decrease was due to reduced patient transports in the independent provider programs ($6.1 million), offset by an increase in revenue from hospital-based contracts ($0.6 million), primarily due to an increase in the number of contracts. Total patient transports were 3,973 for the three months ended March 31, 2010, compared to 4,958 for the three months ended March 31, 2009, a decrease of 976 transports. There was a decrease of approximately 200 transports due to the base closures, and 250 transports due to unfavorable weather conditions in the current year as compared to the prior year. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Flight hours were 7,091 for the three months ended March 31, 2010, compared to 8,205 for the three months ended March 31, 2009. The number of aircraft in the segment was 86 at March 31, 2010, compared to 89 at March 31, 2009. We disposed of one fixed wing aircraft in the segment. The remaining difference is due to intersegment transfers of two aircraft.
Direct expense in our Air Medical segment was $31.6 million for the three months ended March 31, 2010, compared to $38.9 million for the three months ended March 31, 2009. The $7.3 million decrease was due to decreases in employee compensation costs ($0.7 million) due to the base closures and reductions in support personnel. Aircraft warranty costs decreased ($4.6 million) primarily due to the credit related to termination of the warranty program for certain aircraft. Of the $4.3 million credit, $3.1 million was attributed to the Air Medical segment. Base costs, which include fees for outside medical personnel and billing and collection services, decreased ($1.7 million) primarily due to reduced transports and the base closures previously mentioned. Other items decreased, net ($0.3 million).
Selling, general and administrative expenses were $1.3 million for the three months ended March 31, 2010, compared to $1.5 million for the three months ended March 31, 2009. The $0.2 million decrease is due to decreased costs for outside medical personnel in the Air Medical segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $0.6 million for the three months ended March 31, 2010, compared to a loss of $1.3 million for the three months ended March 31, 2009. Operating income in the three months ended March 31, 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program.
Technical Services— Technical Services revenues were $3.1 million for the three months ended March 31, 2010, compared to $3.0 million for the three months ended March 31, 2009. Direct expenses in our Technical Services segment were $2.3 million for the three months ended March 31, 2010, compared to $2.0 million for the three months ended March 31, 2009. Our Technical Services segment’s operating income was $0.8 million for the three months ended March 31, 2010, compared to $1.0 million for the three months ended March 31, 2009. The increase in direct expense and resulting decrease in operating income was primarily due to increased employee compensation costs ($0.2 million) related to compensation rate increases.
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
We expect cash flow from operations will fund our requirements for the next twelve months. In the next twelve months we have two aircraft on lease which we intend to exercise the purchase option which is $25.3 million, which will be funded partially by cash flow from operations and our credit facility. Other capital expenditures for 2010 will be funded by cash flow from operations.
Cash Flow
Our cash position was $7.4 million at March 31, 2010 compared to $2.5 million at December 31, 2009. Short-term investments were $76.1 million at March 31, 2010, compared to $75.1 million at December 31, 2009. Working capital was $204.5 million at March 31, 2010, as compared to $207.0 million at December 31, 2009, a decrease of $2.5 million. The decrease in working capital was primarily due to an increase in accounts payable and accrued liabilities of $5.1 million and a decrease in accounts receivable of $4.3 million, partially offset by a net increase in cash and investments, $5.9 million, and an increase in inventory of $0.7 million.

Net cash provided by operating activities was $22.0 million for the three months ended March 31, 2010, compared to $11.1 million for the three months ended March 31, 2009, an increase of $10.9 million. The increase in earnings before tax of $3.3 million and the decrease in working capital of $7.7 million compared to the prior year period account for most of the improvement in cash from operations.
Net cash used in investing activities was $7.0 million for the three months ended March 31, 2010 compared to $9.2 million for the same period in 2009. Capital expenditures were $6.0 million for the three months ended March 31, 2010 compared to $11.3 million for the three months ended March 31, 2009. Capital expenditures for 2010 included $3.4 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2009 included $9.7 million for aircraft purchases, upgrades, and refurbishments. There were no gross proceeds from aircraft sales and dispositions for the three months ended March 31, 2010 compared to $9.0 million for the three months ended March 31, 2009.
Financing activities were $10.2 million for the three months ended March 31, 2010, for payments on the line of credit. The line of credit was used in December 2009 to purchase aircraft. There were no financing activities for the same period in 2009.
Long Term Debt
Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks, which replaced the prior facility, providing a $75 million revolving credit facility maturing in September 2011. The interest rate is the prime rate plus 100 basis points. As of March 31, 2010, we had $8.1 million in borrowings and $5.1 million in letters of credit outstanding under the facility. During the first quarters of 2010 and 2009, the weighted average effective interest rate on amounts borrowed under the facility was 4.25% and 3.25%, respectively. We were in compliance with the covenants of our revolving credit facility at March 31, 2010 and expect to remain in compliance with these covenants through December 31, 2010.
The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. At March 31, 2010, the market value of the notes was approximately $194.0 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of March 31, 2010 and expect to remain in compliance with these covenants through December 31, 2010.
On April 1, 2010, we purchased two heavy aircraft off lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010 we funded the payment of interest on the Senior Notes with $7.0 million from the revolving credit facility. Currently, the principal amount outstanding under the revolving credit facility is $35.5 million.
Contractual Obligations
The table below sets out our contractual obligations as of March 31, 2010 related to our revolving credit facility, operating lease obligations, and the 7.125% Senior Notes due 2013. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of March 31, 2010, and expect to remain in compliance through the year ending December 31, 2010. At March 31, 2010, we leased 25 aircraft included in the lease obligations below. On April 1, 2010, we purchased two aircraft off lease.

		Payment Due by Year
							Beyond
	Total	2010 (1)	2011	2012	2013	2014	2014
			(Thousands of dollars)
Aircraft lease obligations	$221,549	$24,245	$33,500	$34,167	$34,532	$34,532	$60,573

Other lease obligations (2)	17,540	2,557	2,908	1,976	1,465	1,292	7,342

Long-term debt	208,105	—	8,105	—	200,000	—	—

	$447,194	$26,802	$44,513	$36,143	$235,997	$35,824	$67,915

(1)	These amounts are subsequent to March 31, 2010. Aircraft rent expense for the three months ended March 31, 2010 was $8.3 million.

(2)	There are two additional lease option purchases that we intend to exercise this year. The total for the two aircraft is $25.3 million. We will fund this purchase with cash flow from operations and our credit facility.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $8.1 million in borrowings outstanding at March 31, 2010, a ten percent increase in the interest rate to 4.675% would reduce our annual pre-tax earnings by an amount less than $0.1 million.
Our Senior Notes bear interest at a fixed rate of 7.125% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2010, the market value of the notes was approximately $194.0 million, based on quoted market indications.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
With respect to the previously reported litigation involving the union representing our domestic pilots, the trial date on strike-related matters has been postponed from June 29, 2009 to July 6, 2010. In addition, on December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana, currently set for trial on July 5, 2011, asserting that its acceptance in 2009 of PHI’s implementation proposals created a binding collective bargaining agreement, which the Company denies. Management does not expect the outcome of these cases to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For further discussion of these matters, refer to Item 3. Commitments and Contingencies, Legal Matters, of this Form 10-Q.
For additional information regarding Legal Proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1. A. RISK FACTORS
The April 20, 2010 oil rig explosion in the Gulf of Mexico and subsequent flow of oil into the waters of the Gulf of Mexico could have a material adverse effect on our business.
On April 20, 2010 a fire and explosion occurred onboard an oil drilling rig approximately 41 miles off the coast of southeast Louisiana, resulting in the deaths of 11 members of the rig’s crew and causing oil to leak into the waters of the Gulf of Mexico in what could become one of the most significant oil spills in U.S history. While it is too early to predict the potential effect of this incident on our business, any resulting increased costs of or restrictions on drilling in the Gulf of Mexico could have an adverse effect on our business, which could be material.
New and proposed health care legislation and regulation could have a material impact on our business.
On March 23, 2010, the Patient Protection and Affordable Care Act became law, enacting comprehensive health care reform in the United States. Many provisions of the law that could impact our business will not become effective until 2014 or later, and require implementation through regulations that have not yet been promulgated. Accordingly, we are currently evaluating the new legislation and cannot predict with any certainty what the potential impact of the new law will be on our business. The legislation aims to expand health insurance coverage to uninsured Americans, and, among other things, expands Medicaid, requires U.S. citizens and legal residents to have health insurance coverage or pay a tax penalty, and assesses fees on employers who do not offer qualifying coverage to employees. The legislation also has provisions aimed at controlling health care costs. With respect to our Air Medical division, we may see a decrease in reimbursement amounts from Medicaid, Medicare and commercial insurance payors, but may also see an increase in payments from individuals who were previously uninsured. Federal and state governments may propose and adopt other health care initiatives or changes to current laws and regulations, the impact of which cannot be predicted.
New and proposed health care legislation and regulation could increase the cost of providing medical benefits to employees, which could have an adverse impact on our results of operations.
Recently passed legislation, described above, and future proposed legislation and regulation, could increase the cost of providing medical insurance to our employees. The cost and other effects, which may include the cost of compliance and cost of insurance, cannot be determined with certainty. If our costs increase and we are unable to pass the costs to our customers, there may be a material adverse impact on our results of operations.

Item 1.A. “Risk Factors” of our 2009 Form 10-K includes a discussion of our other risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of stockholders on May 4, 2010, the following proposals were adopted by the margins indicated:
1.	To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

	Number of Shares
Name of Director	For	Withheld
Al A. Gonsoulin	1,501,580	0

Lance F. Bospflug	1,501,580	0

Arthur J. Breault, Jr.	1,501,580	0

C. Russell Luigs	1,501,580	0

Richard H. Matzke	1,501,580	0

Thomas H. Murphy	1,501,580	0

To ratify the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2010 — For: 1,501,580; Against: 0; Abstain: 0.
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

PHI, Inc.
May 5, 2010	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 5, 2010	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer