Form 10-Q
period 2010-06-30
PHI INC
filed 2010-08-04
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010

Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$2,684	$2,501
Short-term investments	76,141	75,138
Accounts receivable — net
Trade	100,069	90,518
Other	4,087	3,885
Inventories of spare parts — net	59,548	61,501
Other current assets	12,892	11,018
Income taxes receivable	610	740

Total current assets	256,031	245,301

Other	9,378	11,669
Property and equipment — net	567,998	548,536

Total assets	$833,407	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,947	$14,935
Accrued liabilities	26,574	23,342

Total current liabilities	42,521	38,277

Long-term debt	224,787	218,305
Deferred income taxes	80,508	73,409
Other long-term liabilities	9,071	10,067

Total liabilities	356,887	340,058

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock	285	285
Non-voting common stock	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(26)	(13)
Retained earnings	183,612	172,527

Total shareholders’ equity	476,520	465,448

Total liabilities and shareholders’ equity	$833,407	$805,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues, net	$139,597	$123,321	$261,206	$240,273
Gain (loss) on dispositions of assets, net	117	(107)	123	165
Other, principally interest income	5	65	36	128

	139,719	123,279	261,365	240,566

Expenses:
Direct expenses	116,101	104,912	220,308	207,039
Selling, general and administrative expenses	7,678	8,218	14,403	16,042
Interest expense	4,183	4,039	8,179	7,918

	127,962	117,169	242,890	230,999

Earnings before income taxes	11,757	6,110	18,475	9,567
Income tax expense	4,703	2,444	7,390	3,826

Net earnings	$7,054	$3,666	$11,085	$5,741

Weighted average shares outstanding:
Basic	15,312	15,303	15,312	15,302
Diluted	15,312	15,307	15,312	15,305

Net earnings per share:
Basic	$0.46	$0.24	$0.72	$0.38
Diluted	$0.46	$0.24	$0.72	$0.38
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448

Net earnings	—	—	—	—	—	—	11,085	11,085
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(13)	—	(13)

Total comprehensive income, net of income taxes								11,072

Balance at June 30, 2010	2,853	$285	12,459	$1,246	$291,403	$(26)	$183,612	$476,520

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2008	2,853	$285	12,449	$1,245	$291,262	$45	$159,559	$452,396

Net earnings	—	—	—	—	—	—	5,741	5,741
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(59)	—	(59)

Total comprehensive income, net of income taxes								5,682
Stock options exercised	—	—	10	1	141	—	—	142

Balance at June 30, 2009	2,853	$285	12,459	$1,246	$291,403	$(14)	$165,300	$458,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net earnings	$11,085	$5,741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,442	13,901
Deferred income taxes	7,099	3,463
Gain on asset dispositions, net	(123)	(165)
Other	577	464
Changes in operating assets and liabilities	(4,607)	(3,336)

Net cash provided by operating activities	27,473	20,068

Investing activities:
Purchase of property and equipment	(33,932)	(27,693)
Proceeds from asset dispositions	1,164	8,897
Purchase of short-term investments	(1,004)	(31,639)
Proceeds from sale of short-term investments	—	14,687
Deposits on aircraft	—	7,600

Net cash used in investing activities	(33,772)	(28,148)

Financing activities:
Proceeds from line of credit	32,000	10,350
Payment on line of credit	(25,518)	—

Net cash provided by financing activities	6,482	10,350

Increase in cash and cash equivalents	183	2,270
Cash and cash equivalents, beginning of period	2,501	1,159

Cash and cash equivalents, end of period	$2,684	$3,429

Supplemental Disclosures Cash Flow Information
Interest paid	$7,422	$7,424

Income taxes paid	$607	$763

Accrued payables related to purchase of property and equipment	$21	$237

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
A segment’s operating profit is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that are charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of the segment’s selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general, and administrative expenses that we do not allocate to the reportable segments.
Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico and the Democratic Republic of Congo. We currently operate 164 aircraft in this segment.
Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Our Oil and Gas operations generated approximately 68% and 64% of our total operating revenue for the quarter ended June 30, 2010 and 2009, respectively, and approximately 69% and 64% of our total operating revenue for the six months ended June 30, 2010 and 2009, respectively.
Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments.
We provide air medical transportation services for hospitals and emergency service agencies in 18 states using approximately 85 aircraft at 64 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Our Air Medical operations are headquartered in Phoenix, Arizona. For the quarter ended June 30, 2010 and 2009, approximately 31% and 35% of our total operating revenues were generated by our Air Medical operations, respectively. For the six months ended June 30, 2010 and 2009, approximately 29% and 34% of our total operating revenues were generated by our Air Medical operations, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $40.1 million and $36.6 million as of June 30, 2010 and June 30, 2009, respectively. The allowance for uncompensated care was $29.9 million and $21.9 million as of June 30, 2010 and June 30, 2009, respectively.
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
					Twelve Months
	Quarter Ended		Six Months Ended		Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
Gross billings	100%	100%	100%	100%	100%
Provision for contractual discounts	53%	53%	54%	53%	52%
Provision for uncompensated care	10%	10%	9%	9%	11%
Net reimbursement per transport from commercial payors generally increase when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, do not increase proportionately with rate increases.
Net revenue attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Medicaid	15%	13%	16%	13%
Medicare	21%	16%	21%	18%
Insurance	63%	67%	62%	66%
Self-Pay	1%	4%	1%	3%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 16% and 15% of the segment’s revenues for the quarters ended June 30, 2010 and 2009, respectively, and approximately 17% and 15% of the segment’s revenues for the six months ended June 30, 2010 and 2009, respectively.
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate six aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 1% of our total operating revenues for the quarter ended June 30, 2010, and approximately 2% of our total operating revenues for the quarter ended June, 30, 2009 and six months ended June 30, 2010 and June 30, 2009 were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2010 and 2009 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$94,734	$78,970	$179,674	$153,795
Air Medical	43,101	42,628	76,670	81,721
Technical Services	1,762	1,723	4,862	4,757

Total operating revenues	139,597	123,321	261,206	240,273

Segment direct expenses (1)
Oil and Gas	75,845	64,963	146,098	126,247
Air Medical	38,385	38,620	70,011	77,498
Technical Services	1,871	1,329	4,199	3,294

Total direct expenses	116,101	104,912	220,308	207,039

Segment selling, general and administrative expenses
Oil and Gas	157	319	424	706
Air Medical	1,004	1,619	2,299	3,108
Technical Services	7	3	14	17

Total selling, general and administrative expenses	1,168	1,941	2,737	3,831

Total direct and selling, general and administrative expenses	117,269	106,853	223,045	210,870

Net segment profit
Oil and Gas	18,732	13,688	33,152	26,842
Air Medical	3,712	2,389	4,360	1,115
Technical Services	(116)	391	649	1,446

Total	22,328	16,468	38,161	29,403

Other, net (2)	122	(42)	159	293
Unallocated selling, general and administrative costs (1)	(6,510)	(6,277)	(11,666)	(12,211)
Interest expense	(4,183)	(4,039)	(8,179)	(7,918)

Earnings before income taxes	$11,757	$6,110	$18,475	$9,567

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Oil and Gas	$4,452	$4,107	$8,692	$8,350
Air Medical	1,962	1,969	3,951	3,954
Technical Services	18	11	145	111

Total	$6,432	$6,087	$12,788	$12,415

Unallocated SG&A	$321	$735	$654	$1,486

(2)	Consists of gains (losses) on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters — We have recorded an aggregate estimated probable liability of $0.2 million as of June 30, 2010 and December 31, 2009 for environmental monitoring costs. The Company has conducted environmental surveys of its former Lafayette facility, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination. The Company previously submitted a Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the Louisiana Department of Environmental Quality (“LDEQ”) fully delineating the extent and type of contamination and updated the report to include recent analytical data. LDEQ has reviewed the assessment report and has requested an action plan from the Company. When the action plan is complete, the Company will be in a position to estimate the resulting cost of remediation. The Company has not recorded any estimated liability for remediation and contamination. Based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana with the Office and Professional Employees International Union (“OPEIU”), the union representing domestic pilots, over claims of bad faith bargaining and issues relating to the return to work of striking pilots. The pilots commenced a strike in September 2006, and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment, and this was essentially completed in April 2007. Pilots continue to work basically under the same terms and conditions of employment set forth in the final implementation proposals made by the Company at the end of collective bargaining negotiations in August 2006 as modified consistent with the Company’s ongoing business needs. By Order dated July 9, 2010, the Court dismissed both PHI’s and the Unions’ claims that the other had violated the Railway Labor Act by bargaining in bad faith before exercising self-help in August-September 2006. Then, by Order dated July 30, 2010, the Court dismissed all claims that PHI violated the Railway Labor Act in the manner in which it returned pilots to work following the strike. The parties may yet proceed to trial, on the claims of 47 pilots, that PHI improperly deducted certain sums from their final pre-strike paychecks. Such trial would commence on or about August 25, 2010. In addition, on December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana, previously set for trial on July 5, 2011, asserting that its acceptance in 2009 of PHI’s implementation proposals created a binding collective bargaining agreement, which the Company denies. That case has been stayed by the Court pending resolution of the strike-related litigation. Management does not expect the outcome of these cases to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
At June 30, 2010, we had approximately $215.0 million in aggregate commitments under operating leases of which approximately $16.4 million is payable through December 31, 2010, and a total of $29.8 million is payable over the twelve months ending June 30, 2011. The total lease commitments include $198.0 million for aircraft and $17.0 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
We intend to execute a contract to acquire ten medium aircraft related to a new contract with a customer, which will replace aircraft being used with respect to the current contract. These deliveries will commence late 2010 and continue over the subsequent three years. The approximate acquisition cost of all aircraft is $127.0 million. We intend to fund the acquisition of these aircraft with operating leases.
4. Long-term Debt
As of June 30, 2010, our total long-term indebtedness was $224.8 million, consisting of $200 million of our 7.125% Senior Notes due 2013 and $18.3 million borrowed under our revolving credit facility due 2011.
On April 12, 2006, we completed the sale of $200 million of 7.125% senior notes. Net proceeds from the sale of the senior notes were used to repurchase our outstanding $200 million 9.375% senior notes due 2009 pursuant to a tender offer. The senior notes are due on April 15, 2013, are unconditionally guaranteed on a senior basis by our domestic subsidiaries and interest is payable on the senior notes semi-annually on April 15 and October 15. The senior notes and the guarantees are general, unsecured obligations. We may redeem some or all of these notes at our option at any time on or after April 15, 2010 at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest to the redemption date: if redeemed during the 12-month period beginning April 15, 2010, 103.563%; if redeemed during the 12-month period beginning April 15, 2011, 101.781%; and if redeemed during the 12-month period beginning April 15, 2012, 100%. The indenture governing the senior notes contains restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transaction with affiliates. The covenants also limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on dividends from the parent company to a subsidiary. Under the indenture, upon the occurrence of a change in control, each holder of the senior notes has the right to require us to purchase that holder’s notes for a cash price equal to 101% of the principal amount of the senior notes to be purchased. At June 30, 2010, the market value of the notes was approximately $190.8 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of June 30, 2010.
Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks, which replaced the prior facility, providing a $75 million revolving credit facility maturing in September 2011. The interest rate is the prime rate plus 100 basis points at June 30, 2010. As of June 30, 2010, we had $24.8 million in borrowings and $5.5 million in letters of credit outstanding under the facility. The credit agreement includes covenants related to working capital, funded debt to net worth, and consolidated net worth, and other covenants including restrictions on additional debt, encumbrances and a change of control. As of June 30, 2010, we were in compliance with these covenants. The credit agreement is collaterized by accounts receivable and inventory and guaranteed by our domestic subsidiaries. The agreement contains a borrowing base of 80% of eligible receivables and 50% of the carrying value of parts. We reviewed interest expense for the quarters and six months ended June 30, 2010 and 2009 that could be capitalized for certain projects and any such amounts were immaterial.
On April 1, 2010, we purchased two heavy aircraft previously under lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010 we funded the payment of interest on the Senior Notes with $7.0 million from the revolving credit facility. As of June 30, 2010, the principal amount outstanding under the revolving credit facility was $24.8 million.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at June 30, 2010 and December 31, 2009.
Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and uncompensated care when the services are provided. The allowance for contractual discounts was $40.1 million and $32.1 million as of June 30, 2010 and December 31, 2009, respectively. The allowance for uncompensated care was $29.9 million and $28.1 million as of June 30, 2010 and December 31, 2009, respectively.
The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	June 30,	December 31,
	2010	2009
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	39%	34%
Allowance for Uncompensated Care	29%	30%
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $11.5 million and $9.2 million at June 30, 2010 and December 31, 2009, respectively.
6. Employees
Employee Incentive Compensation — Pursuant to our incentive compensation plans, we accrued $1.1 million and $1.3 million for the quarter and six months ended June 30, 2010. For the quarter and six months ended June 30, 2009, we accrued $0.3 million and $0.5 million respectively.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.1 million and $0.3 million for the quarter and six months ended June 30, 2010. For the quarter and six months ended June 30, 2009, we expensed $0.2 million for both periods.
7. Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures”, applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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
The following table summarizes the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

	June 30, 2010	December 31, 2009
	Quoted prices in	Quoted prices in
	active markets for	active markets for
	Identical Assets	Identical Assets
	(Level 1)	(Level 1)
	(Thousands of dollars)
Short-term investments	$76,141	$75,138

Investments included in other assets	3,197	4,239

Total	$79,338	$79,377

We hold our short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. In accordance with ASC 320, “Investments-Debt and Equity Securities,” these short-term investments are classified as available for sale. We have not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at June 30, 2010 and December 31, 2009. Investments included in other assets consist mainly of investment funds that are highly liquid and diversified. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.
8. Recent Accounting Pronouncements
The FASB issued authoritative accounting guidance that became effective in the first quarter 2010 that revises the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIE”). Under the revised guidance, the primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and has the obligation to absorb losses or has the right to residual returns that would potentially be significant to the entity. In conjunction with the adoption of the new guidance, the Company has reviewed various lease arrangements and other agreements and has determined that these do not represent a variable interest. The entities through which leases are executed do not represent VIEs.
9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters and six months ended June 30, 2010 and 2009.
10. Condensed Consolidating Financial Information
Our 7.125% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our wholly-owned Guarantor Subsidiaries.
The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the Guarantor Subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,718	$966	$—	$2,684
Short-term investments	76,141	—	—	76,141
Accounts receivable — net	94,295	9,861	—	104,156
Intercompany receivable	—	76,990	(76,990)	—
Inventories of spare parts — net	59,548	—	—	59,548
Other current assets	12,875	17	—	12,892
Income taxes receivable	610	—	—	610

Total current assets	245,187	87,834	(76,990)	256,031

Investment in subsidiaries	74,186	—	(74,186)	—
Other assets	9,352	26	—	9,378
Property and equipment — net	556,286	11,712	—	567,998

Total assets	$885,011	$99,572	$(151,176)	$833,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,195	$752	$—	$15,947
Accrued liabilities	21,615	4,959	—	26,574
Intercompany payable	76,990	—	(76,990)	—

Total current liabilities	113,800	5,711	(76,990)	42,521

Long-term debt	224,787	—	—	224,787
Deferred income taxes and other long-term liabilities	69,904	19,675	—	89,579
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(26)	—	—	(26)
Retained earnings	183,612	71,512	(71,512)	183,612

Total shareholders’ equity	476,520	74,186	(74,186)	476,520

Total liabilities and shareholders’ equity	$885,011	$99,572	$(151,176)	$833,407

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,678	$823	$—	$2,501
Short-term investments	75,138	—	—	75,138
Accounts receivable — net	83,247	11,156	—	94,403
Intercompany receivable	—	71,484	(71,484)	—
Inventories of spare parts — net	61,501	—	—	61,501
Other current assets	11,001	17	—	11,018
Income taxes receivable	740	—	—	740

Total current assets	233,305	83,480	(71,484)	245,301

Investment in subsidiaries	71,291	—	(71,291)	—
Other assets	11,549	120	—	11,669
Property and equipment, net	535,539	12,997	—	548,536

Total assets	$851,684	$96,597	$(142,775)	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,746	$1,189	$—	$14,935
Accrued liabilities	19,028	4,314	—	23,342
Intercompany payable	71,484	—	(71,484)	—

Total current liabilities	104,258	5,503	(71,484)	38,277

Long-term debt	218,305	—	—	218,305
Deferred income taxes and other long-term liabilities	63,673	19,803	—	83,476
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(13)	—	—	(13)
Retained earnings	172,527	68,617	(68,617)	172,527

Total shareholders’ equity	465,448	71,291	(71,291)	465,448

Total liabilities and shareholders’ equity	$851,684	$96,597	$(142,775)	$805,506

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended June 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$123,442	$16,155	$—	$139,597
Management fees	647	—	(647)	—
Gain on dispositions of assets, net	117	—	—	117
Other, principally interest income	5	—	—	5

	124,211	16,155	(647)	139,719

Expenses:
Direct expenses	102,422	13,679	—	116,101
Management fees	—	647	(647)	—
Selling, general and administrative expenses	7,357	321	—	7,678
Equity in net income of consolidated subsidiaries	(905)	—	905	—
Interest expense	4,183	—	—	4,183

	113,057	14,647	258	127,962

Earnings before income taxes	11,154	1,508	(905)	11,757
Income tax expense	4,100	603	—	4,703

Net earnings	$7,054	$905	$(905)	$7,054

	For the quarter ended June 30, 2009
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries(1)	Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$105,519	$17,796	$6	$—	$123,321
Management fees	712	—	—	(712)	—
Loss on dispositions of assets, net	(107)	—	—	—	(107)
Other, principally interest income	65	—	—	—	65

	106,189	17,796	6	(712)	123,279

Expenses:					—
Direct expenses	92,177	12,735	—	—	104,912
Management fees	—	712	—	(712)	—
Selling, general and administrative expenses	7,786	399	33	—	8,218
Equity in net income of consolidated subsidiaries	(2,354)	—	—	2,354	—
Interest expense	4,039	—	—	—	4,039

	101,648	13,846	33	1,642	117,169

Earnings before income taxes	4,541	3,950	(27)	(2,354)	6,110
Income tax expense	875	1,580	(11)	—	2,444

Net earnings	$3,666	$2,370	$(16)	$(2,354)	$3,666

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$227,492	$33,714	$—	$261,206
Management fees	1,349	—	(1,349)	—
Gain on dispositions of assets, net	123	—	—	123
Other, principally interest income	36	—	—	36

	229,000	33,714	(1,349)	261,365

Expenses:
Direct expenses	193,534	26,774	—	220,308
Management fees	—	1,349	(1,349)	—
Selling, general and administrative expenses	13,637	766	—	14,403
Equity in net income of consolidated subsidiaries	(2,895)	—	2,895	—
Interest expense	8,179	—	—	8,179

	212,455	28,889	1,546	242,890

Earnings before income taxes	16,545	4,825	(2,895)	18,475
Income tax expense	5,460	1,930	—	7,390

Net earnings	$11,085	$2,895	$(2,895)	$11,085

	For the six months ended June 30, 2009
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries (1)	Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$205,733	$34,514	$26	$—	$240,273
Management fees	1,382	—	—	(1,382)	—
Gain on dispositions of assets, net	165	—	—	—	165
Other, principally interest income	128	—	—	—	128

	207,408	34,514	26	(1,382)	240,566

Expenses:
Direct expenses	179,756	27,283	—	—	207,039
Management fees	—	1,381	1	(1,382)	—
Selling, general and administrative expenses	14,997	984	61	—	16,042
Equity in net income of consolidated subsidiaries	(2,898)	—	—	2,898	—
Interest expense	7,918	—	—	—	7,918

	199,773	29,648	62	1,516	230,999

Earnings before income taxes	7,635	4,866	(36)	(2,898)	9,567
Income tax expense	1,894	1,946	(14)	—	3,826

Net earnings	$5,741	$2,920	$(22)	$(2,898)	$5,741

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$25,786	$1,687	$—	$27,473

Investing activities:
Purchase of property and equipment	(32,388)	(1,544)	—	(33,932)
Proceeds from asset dispositions	1,164	—	—	1,164
Purchase of short-term investments, net	(1,004)	—	—	(1,004)

Net cash used in investing activities	(32,228)	(1,544)	—	(33,772)

Financing activities:
Proceeds from line of credit, net	6,482	—	—	6,482

Net cash provided by financing activities	6,482	—	—	6,482

Increase in cash and cash equivalents	40	143	—	183
Cash and cash equivalents, beginning of period	1,678	823	—	2,501

Cash and cash equivalents, end of period	$1,718	$966	$—	$2,684

	For the six months ended June 30, 2009
	Parent
	Company	Guarantor	Non-Guarantor
	Only	Subsidiaries(1)	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,992	$1,673	$2,403	$—	$20,068

Investing activities:
Purchase of property and equipment	(26,047)	(1,646)	—	—	(27,693)
Proceeds from asset dispositions	8,897	—	—	—	8,897
Purchase of short-term investments, net	(16,952)	—	—	—	(16,952)
Deposits on aircraft	7,600	—	—	—	7,600

Net cash used in investing activities	(26,502)	(1,646)	—	—	(28,148)

Financing activities:
Proceeds from line of credit	10,350	—	—	—	10,350

Net cash provided by financing activities	10,350	—	—	—	10,350

(Decrease) increase in cash and cash equivalents	(160)	27	2,403	—	2,270
Cash and cash equivalents, beginning of period	559	406	194	—	1,159

Cash and cash equivalents, end of period	$399	$433	$2,597	$—	$3,429

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on the demand for air services as a result of the Deepwater Horizon incident, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2009 and in Part II Item 1.A. of our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
In April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at BP’s Macondo well in the Gulf of Mexico, sank after a blowout, resulting in the discharge of substantial amounts of oil until mid-July 2010, when stopped by a temporary cap. Efforts to permanently seal the well continue to date. On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which has been preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010, which is currently being challenged in court. As a result, deepwater drilling operations in the Gulf of Mexico have been suspended. In addition, as a result of regulatory actions by the Department of Interior, there has been a “de facto” moratorium on drilling in the shallow waters of the Gulf of Mexico. BP is incurring significant costs related to the clean up of and damages caused by the oil spill and stopping the flow of oil from the well. BP is one of our major customers and accounted for approximately 14% of our total revenues in 2009.
As a result of these events, we have experienced increased flight activity, and expect that this will continue until such time as the flow of oil from the well has been permanently stopped and other flight activity associated with the clean-up is completed. We estimate that the flight hours related to this increased activity were approximately 7% of total flight hours for the second quarter. Offsetting these increased flight hours are decreased flight hours resulting from the suspension of deepwater drilling activities in the Gulf of Mexico. Many of the deepwater drilling rigs we have been servicing are still on location (although not drilling), and therefore we are still conducting crew changes to those rigs. It is not possible to estimate how long these rigs will remain in their current status, but if these drilling rigs are demobilized or leave the Gulf of Mexico, there will be a further adverse affect to our flight activity. We estimate that the adverse affect to our flight hours related to deepwater drilling rigs that have already demobilized are approximately 500 to 600 flight hours per month. See “Risk Factors” for further discussion of the potential future impacts of the Macondo incident on our business.
Operating revenues for the three months ended June 30, 2010 were $139.6 million, compared to $123.3 million for the three months ended June 30, 2009, an increase of $16.3 million. Oil and Gas operating revenues increased $15.8 million for the quarter ended June 30, 2010, related primarily to increased medium and heavy aircraft revenue due to an increase in deepwater activity in the Gulf of Mexico. Approximately half of the increase in Oil and Gas revenues for the quarter is a result of increased activity by BP related to the Deepwater Horizon incident. There was also an increase of $1.6 million in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Operating revenues in the Air Medical segment increased $0.5 million primarily due to increased revenues related to hospital based contracts. Operating revenues in the independent provider programs decreased $0.2 million due to decreased patient transports. Contributing to this decrease was the closure of four bases in 2009 and two bases in 2010 that were generating less than acceptable transport volumes. We did not incur any significant costs as a result of these closures.
Flight hours for the quarter ended June 30, 2010 were 40,258 compared to 39,246 for the quarter ended June 30, 2009. Oil and Gas segment’s flight hours increased 901 hours due to an increase in deepwater activity in the Gulf of Mexico as discussed above. Air Medical segment flight hours increased 111 hours for the quarter ended June 30, 2010. Transports in the independent provider programs were 5,002 for the quarter ended June 30, 2010, compared to transports of 5,345 for the quarter ended June 30, 2009, a decrease of 343 transports. Of this decrease, approximately 240 transports were due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Net segment profit for the Oil and Gas segment was $18.7 million for the quarter ended June 30, 2010, compared to $13.7 million for the quarter ended June 30, 2009. The increase of $5.0 million was primarily due to increased revenue of $15.8 million primarily in medium and heavy aircraft revenue, partly offset by increases in direct expense of $10.9 million. These items are discussed in detail in the Segment Discussion below.
Net segment profit for the Air Medical segment was $3.7 million for the quarter ended June 30, 2010, compared to $2.4 million for the quarter ended June 30, 2009. The $1.3 million increase was due to an increase of $0.5 million in operating revenue, a $0.2 million decrease in direct expense and a $0.6 million decrease in selling, general and administrative expenses primarily related to the six base closures and cost reductions. This is discussed further in the Segment Discussion below.
Net earnings for the quarter ended June 30, 2010 were $7.1 million, or $0.46 per diluted share, compared to $3.7 million for the quarter ended June 30, 2009, or $0.24 per diluted share. Pre-tax earnings were $11.8 million for the quarter ended June 30, 2010, compared to $6.1 million the same period in 2009. The increase was primarily related to the Oil and Gas segment operating profit increase related to increased deepwater activity in the Gulf of Mexico.
Operating revenues for the six months ended June 30, 2010 were $261.2 million, compared to $240.3 million for the six months ended June 30, 2009, an increase of $20.9 million. Oil and Gas operating revenues increased $25.9 million for the six months ended June 30, 2010, related primarily to increased deepwater activity in the Gulf of Mexico. Approximately 30% of the increase in Oil and Gas revenues for the period is a result of increased activity related to the Deepwater Horizon incident. There was also an increase in revenue of $3.3 million related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for the six months ended June 30, 2009 were adversely affected approximately $3.1 million due to the grounding of certain aircraft following an accident in January 2009. Operating revenues in the Air Medical segment decreased $5.0 million primarily due to decreased transports in the independent provider programs. Contributing to this decrease was the closure of four bases in 2009 and two bases in 2010 that were generating less than acceptable transport volumes and also unfavorable weather conditions in the first quarter of 2010. We did not incur any significant costs as a result of the closures.
Flight hours for the six months ended June 30, 2010 were 74,870 compared to 74,310 for the six months ended June 30, 2009. Oil and Gas segment’s flight hours increased 1,457 hours due to an increase in deepwater activity in the Gulf of Mexico. Air Medical segment flight hours decreased 1,004 hours for the six months ended June 30, 2010, primarily due to decreased independent provider transports. Transports in the independent provider programs were 8,975 for the six months ended June 30, 2010, compared to 10,303 transports for the six months ended June 30, 2009. Of this decrease of 1,328 transports, approximately 440 transports were due to the base closures and approximately 250 were due to unfavorable weather conditions in the first quarter of 2010. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Net segment profit for the Oil and Gas segment was $33.2 million for the six months ended June 30, 2010, compared to $26.8 million for the six months ended June 30, 2009. The increase of $6.4 million was due to the increased medium and heavy aircraft revenue, partially offset by increases in direct expense of $19.8 million. These items are discussed in detail in the Segment Discussion below.
Net segment profit for the Air Medical segment was $4.4 million for the six months ended June 30, 2010, compared $1.1 million for the six months ended June 30, 2009. The $3.3 million increase was primarily due to a $7.5 million decrease in direct expense. The decrease in direct expense was primarily related to termination of a warranty program for certain aircraft, cost savings related to the closing of six bases and reductions in selling, general and administrative costs. In addition, there was increased hospital-based contract revenue, offset in part by a decrease in revenue in the independent provider programs due to decreased transports as previously mentioned.
Net earnings for the six months ended June 30, 2010 were $11.1 million, or $0.72 per diluted share, compared to $5.7 million for the six months ended June 30, 2009, or $0.38 per diluted share. Pre-tax earnings were $18.5 million for the six months ended June 30, 2010, compared to $9.6 million for the same period in 2009. The increase was primarily related to the Oil and Gas segment operating profit increase related to increased deepwater activity in the Gulf of Mexico, as discussed above and in the Segment Discussion below. The Air Medical segment operating profit increase primarily related to the decrease in direct expense due to termination of the warranty program for certain aircraft, cost savings related to the closing of six bases and reductions in selling, general and administrative costs.
On April 1, 2010, we purchased two heavy aircraft previously under lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010, we funded the payment of interest on the Senior Notes with $7.0 million from the revolving credit facility. As of June 30, 2010, the principal amount outstanding under the revolving credit facility was $24.8 million, which was reduced to $17.3 million at July 31, 2010.
We intend to execute a contract to acquire ten medium aircraft related to a new contract with a customer, which will replace aircraft being used with respect to the current contract. These deliveries will commence late 2010 and continue over the subsequent three years. The approximate acquisition cost of all aircraft is $127.0 million. We intend to fund the acquisition of these aircraft with operating leases.
Operating Statistics
The following tables present certain non-financial operational statistics for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Flight hours:
Oil and Gas	31,142	30,241	58,178	56,721
Air Medical (1)	9,116	9,005	16,207	17,211
Technical Services	—	—	485	378

Total	40,258	39,246	74,870	74,310

Air Medical Transports (2)	5,002	5,345	8,975	10,303

	June 30,
	2010	2009
Aircraft operated at period end:
Oil and Gas (3)	164	158
Air Medical (4)	85	89
Technical Services	4	4

Total (3) (4)	253	251

(1)	Flight hours include 2,273 flight hours associated with hospital-based contracts, compared to 2,362 flight hours in the prior year quarter, and 4,073 flight hours year-to-date, compared to 4,233 in the prior year-to-date.

(2)	Represents individual patient transports for the period.

(3)	Includes nine aircraft as of June 30, 2010 and 2009 that are customer owned.

(4)	Includes seven aircraft as of June 30, 2010 and 2009 that are customer owned.
Results of Operations
Quarter Ended June 30, 2010 compared with Quarter Ended June 30, 2009
Combined Operations
Revenues – Operating revenues for the three months ended June 30, 2010 were $139.6 million, compared to $123.3 million for the three months ended June 30, 2009, an increase of $16.3 million. Oil and Gas operating revenues increased $15.8 million for the quarter ended June 30, 2010, related primarily to increased medium and heavy aircraft revenue due to an increase in deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately half of the increase in Oil and Gas revenues for the quarter is a result of increased activity by BP related to the Deepwater Horizon incident. The net increase in revenue related to the deepwater was partially offset by a decrease in deepwater drill rig support as some drilling rigs demobilized. We are still conducting crew change support for a number of deepwater drilling rigs (although they are not in a drilling mode). It is not possible to estimate when or if these drilling rigs might demobilize or leave the Gulf of Mexico. There was also an increase of $1.6 million in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Operating revenues in the Air Medical segment increased $0.5 million primarily due to increased revenues related to hospital based contracts. Operating revenues in the independent provider programs decreased $0.2 million due to decreased patient transports. Contributing to this decrease was the closure of four bases in 2009 and two bases in 2010 that were generating less than acceptable transport volumes. We did not incur any significant costs as a result of these closures.
Flight hours for the quarter ended June 30, 2010 were 40,258 compared to 39,246 for the quarter ended June 30, 2009. Oil and Gas segment’s flight hours increased 901 hours due to an increase in deepwater activity in the Gulf of Mexico. Flight hours increased as a result of support related to the Deepwater Horizon incident, but were offset to some extent by the demobilization of some deepwater drilling rigs we previously supported. We are still supporting some deepwater drilling rigs that remained on site, although they are not conducting drilling operations. Air Medical segment flight hours increased 111 hours for the quarter ended June 30, 2010. Transports in the independent provider programs were 5,002 for the quarter ended June 30, 2010, compared to 5,345 for the quarter ended June 30, 2009, a decrease of 343 transports. Of this decrease, approximately 240 transports were due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Other Income and Gains — Gain on dispositions of assets was $0.1 million for the three months ended June 30, 2010, compared to a loss on disposition of assets of $0.1 million for the three months ended June 30, 2009. These amounts represent gains and losses on sales of assets that no longer meet our strategic needs.
Other income was less than $0.1 million for the three months ended June 30, 2010, compared to $0.1 million for the three months ended June 30, 2009.
Direct Expenses — Direct operating expense was $116.1 million for the three months ended June 30, 2010, compared to $104.9 million for the three months ended June 30, 2009, an increase of $11.2 million. This increase was primarily due to increased fuel expense ($2.4 million) due to increased per-gallon fuel costs and increased fuel usage related to flight activity for medium and heavy aircraft, and increased employee compensation expense ($3.3 million) due primarily to compensation rate increases. There were also increases in aircraft insurance expense ($0.4 million), depreciation expense ($0.4 million), and aircraft lease expense ($0.9 million), due to additional aircraft added to the fleet. Insurance expense increased due to an increase in rates of approximately 25%. Aircraft parts usage increased ($2.3 million) and component repairs costs increased ($1.4 million). Other items increased, net ($1.0 million). These increases were offset by a decrease in aircraft warranty costs ($0.9 million) primarily due to termination of a warranty program in the first quarter of 2010 for certain aircraft.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $7.7 million for the three months ended June 30, 2010, compared to $8.2 million for the three months ended June 30, 2009. This decrease is primarily due to decreased legal fees ($0.5 million), and a decrease in other items, ($0.1 million).
Interest Expense — Interest expense was $4.2 million for the three months ended June 30, 2010, compared to $4.0 million for the three months ended June 30, 2009. The increase is due to additional borrowings under our revolving credit facility.
Income Taxes — Income tax expense for the three months ended June 30, 2010 was $4.7 million compared to $2.4 million for the three months ended June 30, 2009. The effective tax rate was 40% for the three months ended June 30, 2010 and 2009.
Net Earnings — Our net income for the three months ended June 30, 2010 was $7.1 million compared to $3.7 million for the three months ended June 30, 2009. Earnings before income taxes for the three months ended June 30, 2010 were $11.8 million compared to $6.1 million for the same period in 2009. Earnings per diluted share were $0.46 for the current quarter compared to earnings per diluted share of $0.24 for the prior year quarter. The increase for the quarter ended June 30, 2010 is primarily related to the increase in Oil and Gas segment operating profit related to increased deepwater activity in the Gulf of

Mexico. We had 15.3 million common shares outstanding during the three months ended June 30, 2010 and 2009.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $94.7 million for the three months ended June 30, 2010, compared to $79.0 million for the three months ended June 30, 2009, an increase of $15.7 million. Flight hours were 31,142 for the current quarter compared to 30,241 for the same quarter in the prior year. The increase in revenue is due to an increase in medium and heavy aircraft revenue due to an increase in deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately half of the increase in Oil and Gas revenues for the quarter is a result of increased activity related to the Deepwater Horizon incident. The net increase in revenue related to the deepwater was partially offset by a decrease in deepwater drill rig support as some drilling rigs demobilized. We are still conducting crew change support for a number of deepwater drilling rigs (although they are not in a drilling mode). It is not possible to estimate when or if these drilling rigs might demobilize or leave the Gulf of Mexico. There was also an increase in revenue related to fuel charges due to an increase in fuel prices and increased fuel usage related to medium and heavy aircraft. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue.
The number of aircraft in the segment was 164 at June 30, 2010, compared to 158 aircraft at June 30, 2009. We have sold or disposed of three light aircraft in the Oil and Gas segment since June 30, 2009. We added six new aircraft to the Oil and Gas segment since June 30, 2009, consisting of two medium and four heavy aircraft. Intersegment aircraft transfers account for the remaining amount.
Direct expense in our Oil and Gas segment was $75.8 million for the three months ended June 30, 2010, compared to $65.0 million for the three months ended June 30, 2009, an increase of $10.8 million. Direct expenses increased as a result of additional flight activity of medium and heavy aircraft and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. Employee compensation expense increased ($2.6 million) primarily due to compensation rate increases and overtime incurred primarily as a result of the additional work in the Gulf of Mexico due to the Deepwater Horizon incident. There were also increases in pilot training expenses ($0.3 million), aircraft parts usage ($1.8 million), outside repair costs ($0.4 million) related to component repairs, and aircraft warranty costs ($1.0 million). Aircraft insurance increased ($0.3 million) and depreciation expense increased ($0.4 million). Fuel expense increased ($2.2 million) due to an increase in the cost of fuel per gallon and an increase in fuel usage related to medium and heavy aircraft activity. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue. Aircraft lease expense increased ($0.9 million). Other items increased, net ($0.9 million).
Our Oil and Gas segment’s operating income was $18.7 million for the three months ended June 30, 2010, compared to $13.7 million for the three months ended June 30, 2009. Operating margins were 20% for the three months ended June 30, 2010, compared to 17% for the three months ended June 30, 2009. The increase in operating income and operating margin is due to increased revenues as discussed above. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $43.1 million for the three months ended June 30, 2010, compared to $42.6 million for the three months ended June 30, 2009, an increase of $0.5 million. The increase was primarily due to increased revenue related to hospital-based contracts offset by a decrease in revenues in the independent provider programs. Contributing to this decrease was the closure of four bases in 2009 and two bases in 2010 that were generating less than acceptable transport volumes. Total patient transports were 5,002 for the three months ended June 30, 2010, compared to 5,345 for the three months ended June 30, 2009, a decrease of 343 transports. There was a decrease of approximately

240 transports due to the base closures. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Flight hours were 9,116 for the three months ended June 30, 2010, compared to 9,005 for the three months ended June 30, 2009. The number of aircraft in the segment was 85 at June 30, 2010, compared to 89 at June 30, 2009. Since June 30, 2009, we transferred three medium aircraft to the Oil and Gas segment. We also disposed of one fixed wing aircraft since June 30, 2009.
Direct expense in our Air Medical segment was $38.4 million for the three months ended June 30, 2010, compared to $38.6 million for the three months ended June 30, 2009. The $0.2 million decrease was primarily due to the decrease in aircraft warranty costs ($1.9 million) due to termination of the warranty program in the first quarter of 2010 for certain aircraft. This decrease was partially offset by increases in employee compensation expense ($0.6 million) due primarily to compensation rate increases, component repair costs ($0.9 million), and fuel costs ($0.3 million). Other items increased, net ($0.1 million).
Selling, general and administrative expenses were $1.0 million for the three months ended June 30, 2010, compared to $1.6 million for the three months ended June 30, 2009. The $0.6 million decrease is due to decreased employee costs ($0.3 million) in the Air Medical segment, decreased contract services expenses ($0.1 million) and other items, net ($0.2 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $3.7 million for the three months ended June 30, 2010, compared to $2.4 million for the three months ended June 30, 2009. Operating margins were 9% for the six months ended June 30, 2010, compared to 6% for the six months ended June 30, 2009. The improvement in operating income is primarily due to the closure of six locations, the related reductions in personnel costs, and reductions in selling, general and administrative expenses.
Technical Services— Technical Services revenues were $1.8 million for the three months ended June 30, 2010, compared to $1.7 million for the three months ended June 30, 2009. Direct expenses in our Technical Services segment were $1.9 million for the three months ended June 30, 2010, compared to $1.3 million for the three months ended June 30, 2009. The $0.6 million increase in direct expense was due to increased employee compensation costs (0.1 million), aircraft parts usage ($0.1 million), outside services ($0.1 million), and other items, net ($0.3 million). Our Technical Services segment’s operating loss was $0.1 million for the three months ended June 30, 2010, compared to operating income of $0.4 million for the three months ended June 30, 2009.
Six Months Ended June 30, 2010 compared with Six Months Ended June 30, 2009
Combined Operations
Revenues — Operating revenues for the six months ended June 30, 2010 were $261.2 million, compared to $240.3 million for the six months ended June 30, 2009, an increase of $20.9 million. Oil and Gas operating revenues increased $25.9 million for the six months ended June 30, 2010, related primarily to increased medium and heavy aircraft revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 30% of the increase in Oil and Gas revenues for the six months ended June 30, 2010, is a result of increased activity related to the Deepwater Horizon incident. Also, see the discussion in the Overview related to deepwater drilling activity. There was also an increase in revenue related to fuel charges due to an increase in fuel per-gallon cost. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for the six months ended June 30, 2009 were adversely affected by approximately $3.1 million due to the grounding of certain aircraft due to an accident in January 2009. Operating revenues in the Air Medical segment decreased $5.0 million primarily due to decreased transports in the independent provider programs. Contributing to this decrease was the closure of four bases in 2009 and two bases in 2010 that were generating less than acceptable transport volumes. We did not incur any significant costs as a result of these closures.
Flight hours for the six months ended June 30, 2010 were 74,870 compared to 74,310 for the six months ended June 30, 2009. Oil and Gas segment’s flight hours increased 1,457 hours due to an increase in deepwater activity in the Gulf of Mexico. Air Medical segment flight hours decreased 1,004 hours for the six months ended June 30, 2010, primarily due to decreased independent provider transports. Transports in the independent provider programs were 8,975 for the six months ended June 30, 2010, compared to 10,303 transports for the six months ended June 30, 2009. Of this decrease of 1,328 transports, approximately 440 transports were due to the base closures and approximately 250 were due to unfavorable weather conditions in the first quarter of 2010. We believe the remaining decrease in transports was primarily attributable to the current economic environment.
Other Income and Gains — Gain on dispositions of assets was $0.1 million for the six months ended June 30, 2010, compared to a gain of $0.2 million for the six months ended June 30, 2009. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was less than $0.1 million for the six months ended June 30, 2010, compared to $0.1 million for the six months ended June 30, 2009.
Direct Expenses — Direct operating expense was $220.3 million for the six months ended June 30, 2010, compared to $207.0 million for the six months ended June 30, 2009, an increase of $13.3 million. This increase was primarily due to increased fuel expense ($4.3 million) due to increased per-gallon fuel costs compared to the prior year quarter and also increased fuel usage related to medium and heavy aircraft activity. There was also increased employee compensation expense ($4.9 million) due primarily to compensation rate increases. There were increases in aircraft insurance expense ($1.5 million) and aircraft rent ($3.7 million) due to additional aircraft added to the fleet during 2009. Insurance expense also increased due to an increase in rates of approximately 25%. Aircraft parts usage increased ($2.8 million) and component repairs costs increased ($2.9 million). These increases were offset by a decrease in aircraft warranty costs ($5.9 million) primarily due to termination of a warranty program in the third quarter of 2009 which reduced ongoing warranty costs and an additional termination in the first quarter of 2010 for certain aircraft, which resulted in a credit of $4.3 million recorded to direct expense in the first quarter of 2010. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. Other items decreased, net ($0.9 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $14.4 million for the six months ended June 30, 2010, compared to $16.0 million for the six months ended June 30, 2009. The $1.6 million decrease was due to decreased legal fees ($1.2 million) and decreases in other items, net ($0.4 million). The decrease in legal fees, as compared to the prior year, was related to litigation with the pilots’ union.
Interest Expense — Interest expense was $8.2 million for the six months ended June 30, 2010, compared to $7.9 million for the six months ended June 30, 2009. Increased borrowings under our revolving line of credit account for the increase.
Income Taxes — Income tax expense for the six months ended June 30, 2010 was $7.4 million compared to $3.8 million for the six months ended June 30, 2009. The effective tax rate was 40% for the six months ended June 30, 2010 and 2009.

Net Earnings — Our net income for the six months ended June 30, 2010 was $11.1 million compared to $5.7 million for the six months ended June 30, 2009. Earnings before income taxes for the six months ended June 30, 2010 were $18.5 million compared to $9.6 million for the same period in 2009. Earnings per diluted share were $0.72 for the six months ended June 30, 2010, compared to earnings per diluted share of $0.38 for the prior year period. The increase for the six months ended June 30, 2010 is primarily related to the Oil and Gas segment operating profit increase related to increased deepwater activity in the Gulf of Mexico. In addition, the Air Medical segment operating profit increased primarily due to decreased direct expense as a result of terminating an aircraft warranty program for certain aircraft. We had 15.3 million common shares outstanding during the six months ended June 30, 2010 and 2009.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $179.7 million for the six months ended June 30, 2010, compared to $153.8 million for the six months ended June 30, 2009, an increase of $25.9 million. Flight hours were 58,178 for the six months ended June 30, 2010, compared to 56,721 for the same period in 2009. The increase in Oil and Gas revenues was related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 30% of the increase in Oil and Gas revenues for the period is a result of increased activity related to the Deepwater Horizon incident. There was also an increase in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for the six months ended June 30, 2009 were adversely affected by approximately $3.1 million due to the grounding of certain aircraft due to an accident in January 2009.
Direct expense in our Oil and Gas segment was $146.1 million for the six months ended June 30, 2010, compared to $126.2 million for the six months ended June 30, 2009, an increase of $19.9 million. Direct expenses increased as a result of additional flight activity of medium and heavy aircraft and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. Employee compensation expense increased ($4.6 million) primarily due to compensation rate increases and overtime incurred primarily as a result of additional work in the Gulf of Mexico due to the Deepwater Horizon incident. There were increases in aircraft rent ($3.7 million), aircraft insurance ($1.2 million), and aircraft depreciation ($0.4 million) primarily as a result of additional aircraft in the fleet. Fuel expense increased ($4.0 million) as a result of increased per-gallon fuel costs and also due to an increase in fuel usage related to medium and heavy aircraft activity. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. We also experienced increases in aircraft parts usage ($2.5 million), component repair costs ($1.6 million), aircraft warranty costs ($0.6 million), and pilot training costs ($1.2 million). Aircraft warranty costs include a credit of $1.2 million in the first quarter of 2010 related to the termination of a warranty program on certain aircraft. Other items increased, net ($0.1 million).
Selling, general and administrative expenses were $0.4 million for the six months ended June 30, 2010, compared to $0.7 million for the six months ended June 30, 2009. The decrease was primarily related to decreased employee compensation expense.
Our Oil and Gas segment’s operating income was $33.2 million for the six months ended June 30, 2010, compared to $26.8 million for the six months ended June 30, 2009. The $6.4 million increase was due to the increase in revenues of $25.9 million and offset by the increase in direct expenses of $19.8 million. Operating margins were 18% for the six months ended June 30, 2010, compared to 17% for the six months ended June 30, 2009. The increase in operating income and margin is primarily due to increased medium and heavy aircraft revenue due to increased deepwater activity in the Gulf of Mexico, and also due to the Deepwater Horizon incident. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $76.7 million for the six months ended June 30, 2010, compared to $81.7 million for the six months ended June 30, 2009, a decrease of $5.0 million or 6%. The decrease was related to decreased patient transports in the independent provider programs and also due to the closure of six locations. Patient transports were 8,975 for the six months ended June 30, 2010, compared to 10,303 for the six months ended June 30, 2009, a decrease of 1,328 transports. Patient transports decreased by approximately 440 due to the base closures and approximately 250 due to unfavorable weather conditions in the current year as compared to the prior year. We believe the remaining decrease in transports was primarily attributable to the current economic environment. Flight hours were 16,207 for the six months ended June 30, 2010, compared to 17,211 for the six months ended June 30, 2009. This decrease was due to the decrease in independent provider transports.
Direct expense in our Air Medical segment was $70.0 million for the six months ended June 30, 2010, compared to $77.5 million for the six months ended June 30, 2009. The $7.5 million decrease is primarily due to decreased aircraft warranty costs ($6.5 million) due primarily to terminations of warranty programs for certain aircraft in the first quarter of 2010, and in the third quarter of 2009 that reduced ongoing warranty costs. Included in the decrease is a $3.1 million credit recorded in segment direct expense in the first quarter of 2010. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. Other items decreased, net ($1.0 million).
Selling, general and administrative expenses were $2.3 million for the six months ended June 30, 2010, compared to $3.1 million for the six months ended June 30, 2009. The $0.8 million decrease was primarily due to decreased employee costs ($0.2 million) and decreased expenses for outside services ($0.6 million).
Our Air Medical segment’s operating income was $4.4 million for the six months ended June 30, 2010, compared to $1.1 million for the six months ended June 30, 2009. Operating margins were 6% and 1% for the six months ended June 30, 2010 and 2009, respectively. Operating income for the six months ended June 30, 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program. This credit along with decreased aircraft warranty costs contributed to the improved operating margin in the Air Medical segment.
Technical Services— Technical Services revenues were $4.9 million for the six months ended June 30, 2010, compared to $4.8 million for the six months ended June 30, 2009. Direct expenses in our Technical Services segment were $4.2 for the six months ended June 30, 2010, compared to $3.3 million for the six months ended June 30, 2009. The $0.9 million increase in direct expense was primarily due to increased employee compensation costs ($0.3 million), aircraft parts usage ($0.1 million), outside services ($0.1 million), and other items, net ($0.4 million). Our Technical Services segment’s operating income was $0.6 million for the six months ended June 30, 2010, compared to $1.4 million for the six months ended June 30, 2009. Operating margins were 12% for the six months ended June 30, 2010, compared to 30% for the six months ended June 30, 2009. The decrease in operating income and margin is due to the increase in direct expenses.
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
We expect cash flow from operations and borrowings under our revolving credit facility will fund our cash requirements for the next twelve months.
Cash Flow
Our cash position was $2.7 million at June 30, 2010 compared to $2.5 million at December 31, 2009. Short-term investments were $76.1 million at June 30, 2010, compared to $75.1 million at December 31, 2009. Working capital was $213.5 million at June 30, 2010, compared to $207.0 million at December 31, 2009, an increase of $6.5 million. The increase in working capital was primarily due to an increase in accounts receivable trade of $9.6 million, due to increased revenues, and a $1.7 million increase in prepaid expenses, partially offset by a $4.2 million increase in accounts payable and accrued liabilities.
Net cash provided by operating activities was $27.5 million for the six months ended June 30, 2010, compared to $20.1 million for the six months ended June 30, 2009, an increase of $7.4 million. The increase in earnings before tax of $8.9 million compared to the prior year period account for the improvement in cash from operations.
Net cash used in investing activities was $33.8 million for the six months ended June 30, 2010, compared to $28.1 million for the same period in 2009. Capital expenditures were $33.9 million for the six months ended June 30, 2010, compared to $27.7 million for the six months ended June 30, 2009. Capital expenditures for 2010 included $28.4 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2009 included $25.5 million for aircraft purchases, upgrades, and refurbishments. Proceeds from aircraft sales and dispositions for the six months ended June 30, 2010 were $1.2 million compared to $8.9 million for the six months ended June 30, 2009.
Net financing activities were $6.5 million for the six months ended June 30, 2010. The line of credit was used in April 2010 to purchase aircraft on an operating lease ($24.7 million) and to fund the interest payment on the Senior Notes ($7.0 million). We paid $25.5 million of the amount drawn with cash from operations. Financing activities for the same period in 2009 provided $10.4 million from our line of credit also used to purchase three light aircraft off lease.
Long Term Debt
Effective August 5, 2009, we executed a new credit agreement with a syndicate of three commercial banks, which replaced the prior facility, providing a $75 million revolving credit facility maturing in September 2011. The interest rate is the prime rate plus 100 basis points. As of June 30, 2010, we had $24.8 million in borrowings. During the six months ended June 30, 2010 and 2009, the weighted average effective interest rate on amounts borrowed under the facility was 4.25% and 3.58%, respectively. We were in compliance with the covenants of our revolving credit facility at June 30, 2010 and expect to remain in compliance with these covenants through December 31, 2010.

The $200 million 7.125% Senior Notes mature April 15, 2013, and interest is payable semi-annually on April 15 and October 15. The notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations and sales of assets. At June 30, 2010, the market value of the notes was approximately $190.8 million, based on quoted market indicators. We were in compliance with the covenants applicable to these notes as of June 30, 2010 and expect to remain in compliance with these covenants through December 31, 2010.
On April 1, 2010, we purchased two heavy aircraft off lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010 we funded the payment of interest on the Senior Notes with $7.0 million from the revolving credit facility. As of June 30, 2010, the principal amount outstanding under the revolving credit facility was $24.8 million, which was reduced to $17.3 million at July 31, 2010.
Contractual Obligations
The table below sets out our contractual obligations as of June 30, 2010 related to our revolving credit facility, operating lease obligations, and the 7.125% Senior Notes due 2013. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of June 30, 2010, and expect to remain in compliance through the year ending December 31, 2010. As of June 30, 2010, we leased 23 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2010	2011	2012	2013	2014	2014
	(Thousands of dollars)
Aircraft lease obligations	$198,004	$14,612	$30,290	$30,957	$31,322	$31,322	$59,501

Other lease obligations	16,949	1,742	2,998	2,040	1,498	1,313	7,358

Long-term debt	224,787	—	24,787	—	200,000	—	—

	$439,740	$16,354	$58,075	$32,997	$232,820	$32,635	$66,859

We intend to execute a contract to acquire ten medium aircraft related to a new contract with a customer, which will replace aircraft being used with respect to the current contract. These deliveries will commence late 2010 and continue over the subsequent three years. The approximate acquisition cost of all aircraft is $127.0 million. We intend to fund the acquisition of these aircraft with operating leases.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $24.8 million in borrowings outstanding at June 30, 2010, a ten percent increase (0.425%) in the interest rate to 4.675% would reduce our annual pre-tax earnings approximately $0.1 million.
Our Senior Notes bear interest at a fixed rate of 7.125% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 7.125% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2010, the market value of the notes was approximately $190.8 million, based on quoted market indications.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
With respect to the previously reported litigation involving the union representing our domestic pilots, by Order dated July 9, 2010, the Court dismissed both PHI’s and the Unions’ claims that the other had violated the Railway Labor Act by bargaining in bad faith before exercising self-help in August-September 2006. Then, by Order dated July 30, 2010, the Court dismissed all claims that PHI violated the Railway Labor Act in the manner in which it returned pilots to work following the strike. The parties may yet proceed to trial, on the claims of 47 pilots, that PHI improperly deducted certain sums from their final pre-strike paychecks. Such trial would commence on or about August 25, 2010. In addition, on December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana, previously set for trial on July 5, 2011, asserting that its acceptance in 2009 of PHI’s implementation proposals created a binding collective bargaining agreement, which the Company denies. That case has been stayed by the Court pending resolution of the strike-related litigation. Management does not expect the outcome of these cases to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For further discussion of these matters, refer to Item 3. Commitments and Contingencies, Legal Matters, of this Form 10-Q.
For additional information regarding Legal Proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1. A. RISK FACTORS
The Macondo incident could have a material adverse effect on our business.
For information about the effects of the Macondo incident on our business during the second quarter of 2010, and estimated anticipated near-term effects, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I. Item 2 of this report.
Our business is highly dependent on the offshore oil and gas industry, with approximately 65% of our total 2009 operating revenue attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Of this revenue, approximately 65% was attributable to deepwater operations. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities, and the margins we earn on these aircraft are generally higher than on smaller aircraft. In addition, we derive a significant amount of our revenue from a small number of major and independent oil and gas companies, and BP accounted for approximately 14% of our total revenues in 2009.
We believe the Macondo incident is likely to result in increased costs for our exploration and production company customers operating in the Gulf of Mexico. Increased costs may cause customers to decrease their activity in the Gulf of Mexico, may decrease demand for our services, and may increase pricing pressure for our services. We cannot predict whether or to what extent drilling activities will resume in the Gulf of Mexico. Further, the potential for, or the ultimate enactment of, laws and regulations that increase the costs of, or impose additional restrictions on, drilling or operating in the Gulf of Mexico, may cause customers and potential customers to substantially limit activities in or even exit the Gulf of Mexico. Accordingly, the Macondo incident could have a material adverse effect on our business.

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
Item 4. (REMOVED AND RESERVED)
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

PHI, Inc.
August 4, 2010	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 4, 2010	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer