Form 10-Q
period 2010-09-30
PHI INC
filed 2010-11-08
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2010
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$31,543	$2,501
Short-term investments	153,588	75,138
Accounts receivable — net
Trade	95,702	90,518
Other	6,352	3,885
Inventories of spare parts — net	59,356	61,501
Other current assets	14,451	11,018
Income taxes receivable	473	740

Total current assets	361,465	245,301

Other	37,643	11,669
Property and equipment — net	546,183	548,536

Total assets	$945,291	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of Senior Notes due 2013	$10,510	$—
Accounts payable	19,022	14,935
Accrued liabilities	32,508	23,342

Total current liabilities	62,040	38,277

Long-term debt	318,287	218,305
Deferred income taxes	81,467	73,409
Other long-term liabilities	9,414	10,067

Total liabilities	409,168	340,058

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock	285	285
Non-voting common stock	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(20)	(13)
Retained earnings	181,169	172,527

Total shareholders’ equity	474,083	465,448

Total liabilities and shareholders’ equity	$945,291	$805,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenues, net	$135,669	$124,183	$396,875	$364,456
Gain on dispositions of assets, net	98	7	221	172
Other, principally interest income	22	53	58	181

	135,789	124,243	397,154	364,809

Expenses:
Direct expenses	115,812	100,972	336,120	308,011
Selling, general and administrative expenses	7,688	7,706	22,091	23,748
Interest expense	4,208	3,976	12,387	11,894
Loss on debt restructuring	9,521	—	9,521	—

	137,229	112,654	380,119	343,653

(Loss) earnings before income taxes	(1,440)	11,589	17,035	21,156
Income tax expense	1,003	4,636	8,393	8,462

Net (loss) earnings	$(2,443)	$6,953	$8,642	$12,694

Weighted average shares outstanding:
Basic	15,312	15,312	15,312	15,306
Diluted	15,312	15,312	15,312	15,306

Net (loss) earnings per share:
Basic	$(0.16)	$0.45	$0.56	$0.83
Diluted	$(0.16)	$0.45	$0.56	$0.83
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448

Net earnings	—	—	—	—	—	—	8,642	8,642
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(7)	—	(7)

Total comprehensive income, net of income taxes								8,635

Balance at September 30, 2010	2,853	$285	12,459	$1,246	$291,403	$(20)	$181,169	$474,083

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2008	2,853	$285	12,449	$1,245	$291,262	$45	$159,559	$452,396

Net earnings	—	—	—	—	—	—	12,694	12,694
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(60)	—	(60)

Total comprehensive income, net of income taxes								12,634
Stock options exercised	—	—	10	1	141	—	—	142

Balance at September 30, 2009	2,853	$285	12,459	$1,246	$291,403	$(15)	$172,253	$465,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net earnings	$8,642	$12,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,587	20,778
Deferred income taxes	8,058	8,040
Gain on asset dispositions, net	(221)	(172)
Other	747	697
Loss on debt restructuring	9,521	—
Changes in operating assets and liabilities	4,169	(1,581)

Net cash provided by operating activities	51,503	40,456

Investing activities:
Purchase of property and equipment	(39,739)	(31,777)
Proceeds from asset dispositions	1,171	8,897
Purchase of short-term investments	(102,710)	(46,490)
Proceeds from sale of short-term investments	24,260	14,687
(Payment) refund on deposits on aircraft	(3,660)	9,600

Net cash used in investing activities	(120,678)	(45,083)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	300,000	—
Premium and costs to retire debt early	(7,293)	—
Repayment of Senior Notes due 2013	(189,490)	—
Debt issuance costs	(4,982)	—
Payments on line of credit	(37,518)	(3,000)
Proceeds from line of credit	37,500	10,350

Net cash provided by financing activities	98,217	7,350

Increase in cash and cash equivalents	29,042	2,723
Cash and cash equivalents, beginning of period	2,501	1,159

Cash and cash equivalents, end of period	$31,543	$3,882

Supplemental Disclosures of Cash Flow Information
Interest paid	$13,863	$7,600

Income taxes paid	$614	$770

Accrued payables related to purchase of property and equipment	$1,065	$273

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
2. Segment Information
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We use a combination of factors to identify reportable segments as required by Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” The overriding determination of our segments is based on how the chief operating decision-maker of our Company evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.
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
Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico and the Democratic Republic of Congo. We currently operate 160 aircraft in this segment.
Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Our Oil and Gas operations generated approximately 66% and 64% of our total operating revenue for the quarters ended September 30, 2010 and 2009, respectively, and approximately 68% and 64% of our total operating revenue for the nine months ended September 30, 2010 and 2009, respectively.
Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments.
We provide air medical transportation services for hospitals and emergency service agencies in 17 states using approximately 87 aircraft at 60 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended September 30, 2010 and 2009, approximately 33% and 35% of our total operating revenues were generated by our Air Medical operations, respectively. For the nine months ended September 30, 2010 and 2009, approximately 30% and 34% of our total operating revenues were generated by our Air Medical operations, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $42.2 million and $37.5 million as of September 30, 2010 and September 30, 2009, respectively. The allowance for uncompensated care was $36.0 million and $27.6 million as of September 30, 2010 and September 30, 2009, respectively.
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
					Twelve Months
	Quarter Ended		Nine months Ended		Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009

Gross billings	100%	100%	100%	100%	100%
Provision for contractual discounts	50%	51%	52%	53%	52%
Provision for uncompensated care	13%	12%	11%	10%	11%
Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, do not increase proportionately with rate increases.
Net revenue attributable to Medicaid, Medicare, Insurance and Self Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Medicaid	15%	10%	16%	12%
Medicare	22%	18%	21%	18%
Insurance	62%	70%	62%	67%
Self-Pay	1%	2%	1%	3%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 14% and 15% of the segment’s revenues for the quarters ended September 30, 2010 and 2009, respectively, and approximately 16% and 15% of the segment’s revenues for the nine months ended September 30, 2010 and 2009, respectively.
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate five aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 1% of our total operating revenues for the quarters ended September 30, 2010 and September, 30, 2009 were generated by our Technical Services operations. Approximately 2% of our total operating revenues were generated by our Technical Services operations for the nine months ended September 30, 2010 and 2009.

Summarized financial information concerning our reportable operating segments for the quarters and nine months ended September 30, 2010 and 2009 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$89,797	$79,216	$269,471	$233,011
Air Medical	44,254	43,321	120,924	125,042
Technical Services	1,618	1,646	6,480	6,403

Total operating revenues	135,669	124,183	396,875	364,456

Segment direct expenses (1)
Oil and Gas	75,679	65,690	221,777	191,937
Air Medical	38,689	34,023	108,700	111,521
Technical Services	1,444	1,259	5,643	4,553

Total direct expenses	115,812	100,972	336,120	308,011

Segment selling, general and administrative expenses
Oil and Gas	139	285	563	991
Air Medical	954	1,795	3,253	4,903
Technical Services	5	24	19	41

Total selling, general and administrative expenses	1,098	2,104	3,835	5,935

Total direct and selling, general and administrative expenses	116,910	103,076	339,955	313,946

Net segment profit
Oil and Gas	13,979	13,241	47,131	40,083
Air Medical	4,611	7,503	8,971	8,618
Technical Services	169	363	818	1,809

Total	18,759	21,107	56,920	50,510

Other, net (2)	120	60	279	353
Unallocated selling, general and administrative costs (1)	(6,590)	(5,602)	(18,256)	(17,813)
Interest expense	(4,208)	(3,976)	(12,387)	(11,894)
Loss on debt restructuring	(9,521)	—	(9,521)	—

(Loss) earnings before income taxes	$(1,440)	$11,589	$17,035	$21,156

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Oil and Gas	$4,712	$4,142	$13,278	$12,492
Air Medical	1,990	1,985	5,901	5,939
Technical Services	8	14	144	125

Total	$6,710	$6,141	$19,323	$18,556

Unallocated SG&A	$435	$736	$1,264	$2,222

(2)	Consists of gains (losses) on dispositions of property and equipment, and other income.

3. Commitments and Contingencies
Environmental Matters — We have recorded an aggregate estimated probable liability of $0.2 million as of September 30, 2010 and December 31, 2009 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested an Action Plan from the Company. That Plan has been approved by LDEQ and the estimated resulting cost of remediation has been determined to be just over $0.1 million that will likely be incurred over the next two years. Based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, the company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appeal the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. That case has been stayed by the Court pending resolution of the other litigation between the parties. Management does not expect the outcome of this litigation to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. Plaintiff’s motions for reconsideration and leave to amend its complaint are pending.
Operating Leases — We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases. Some of the facility leases contain renewal options. Aircraft leases contain purchase options exercisable at certain dates in the lease agreements.
At September 30, 2010, we had approximately $207.0 million in aggregate commitments under operating leases of which approximately $8.2 million is payable through December 31, 2010, and a total of $33.2 million is payable over the twelve months ending September 30, 2011. The total lease commitments include $190.7 million for aircraft and $16.3 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.
As of September 30, 2010, we had options to purchase aircraft under lease becoming exercisable in 2010 through 2014 for the following aggregate purchase prices, respectively: $25.3 million, $54.3 million, $51.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes. On October 1, 2010, we exercised the options exercisable in 2010, acquiring two heavy aircraft for $25.3 million, funded with the proceeds of the 8.625% Senior Notes.
In the second quarter of 2010, we executed a new contract with a customer to provide helicopter transportation services in the Gulf of Mexico through mid-2016. The contract covers 11 aircraft, and requires us to replace, between June 2011 and January 2013 certain of the aircraft currently on contract with 10 Augusta Westland AW139 medium aircraft. In connection with this new contract, we have executed a contract to acquire 10 new AW139s, which are scheduled for delivery commencing in late 2010 and continuing through late 2012, and have an aggregate acquisition cost of approximately $127.0 million. We traded in two aircraft in exchange for a credit of approximately $20.3 million towards these acquisition costs. We may finance some of these acquisition costs with net proceeds from our 8.625% Senior Notes, and expect to finance the balance through some combination of cash on hand or cash flows generated from operations, operating leases and borrowings under our revolving credit facility.
4. Long-term Debt
As of September 30, 2010, our total long-term indebtedness was $318.3 million, consisting of $300 million of our 8.625% Senior Notes due 2018 and $18.3 million borrowed under our revolving credit facility due 2012.

Financing activities include the issuance of $300 million of 8.625% Senior Notes on September 23, 2010, that mature in 2018. Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer that also settled on September 23, 2010. Our total cost to repurchase those notes was $9.5 million, including the tender offer premium of $7.6 million and $1.9 million of unamortized issuance costs. We called for redemption on October 25, 2010 the remaining $10.5 million of 7.125% Senior Notes outstanding, at a redemption price of 103.563% of their face amount plus accrued interest.
Mr. Al A. Gonsoulin, our Chairman and CEO and the Matzke Family Trust, of which Richard Matzke, one of our directors, is trustee, purchased $2 million and $1 million of the Notes respectively.
The 8.625% Senior Notes are unconditionally guaranteed on a senior basis by our domestic subsidiaries, and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the notes at any time on or after October 15, 2014 at specified redemption prices, and prior to that time pursuant to certain make-whole provisions.
The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on dividends from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of September 30, 2010.
In connection with the issuance of the 8.625% Senior Notes, we have entered into a registration rights agreement, pursuant to which we have agreed to offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933.
Our senior secured revolving credit facility permits borrowings up to $75 million and contains a borrowing base of 80% of eligible receivables and 50% of the value of parts. The interest rate is the prime rate plus 100 basis points. On September 13, 2010, we entered into an amendment to the revolving credit facility pursuant to which the term was extended for one year from September 1, 2011 to September 1, 2012 and the minimum required consolidated net worth covenant was increased to $450 million from $425 million. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our eligible receivables and parts, and are guaranteed by certain of our domestic subsidiaries.
As of September 30, 2010 and December 31, 2009, we had $18.3 million in borrowings, and $5.5 million in letters of credit outstanding, under the facility. During the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009, the weighted average effective interest rate on amounts borrowed under the facility was 4.25%, 3.36% and 3.58%, respectively.
The credit agreement includes financial covenants related to working capital, funded debt to consolidated net worth, and consolidated net worth, and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of September 30, 2010, we were in compliance with all of the covenants under the revolving credit facility.

We reviewed interest expense for the quarters and nine months ended September 30, 2010 and 2009 that could be capitalized for certain projects and any such amounts were immaterial.
Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2010, the market value of the notes was approximately $291.8 million, based on quoted market indications.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at September 30, 2010 and December 31, 2009.
The proceeds from the issuance of the 8.625% Senior Notes will be used to purchase aircraft. Due to the increase in accelerated tax depreciation from the purchased aircraft, the net operating loss for tax purposes will increase in future years. Because of the net operating loss increases, certain foreign tax credits and certain net operating losses available in three states will not be used and will expire due to the time limit on the carry-forward of those credits. This resulted in a charge to tax expense of $1.5 million in the quarter.
Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and uncompensated care when the services are provided. The allowance for contractual discounts was $42.2 million and $32.1 million as of September 30, 2010 and December 31, 2009, respectively. The allowance for uncompensated care was $36.0 million and $28.1 million as of September 30, 2010 and December 31, 2009, respectively.
The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	September 30,	December 31,
	2010	2009

Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	38%	34%
Allowance for Uncompensated Care	32%	30%
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $11.6 million and $9.2 million at September 30, 2010 and December 31, 2009, respectively.
6. Employees
Employee Incentive Compensation — Pursuant to our incentive compensation plans, we accrued $1.0 million and $2.3 million for the quarter and nine months ended September 30, 2010. For the quarter ended September 30, 2009, we did not accrue incentive compensation expense. For the nine months ended September 30, 2009, we accrued $0.5 million.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.2 million and $0.5 million for the quarter and nine months ended September 30, 2010. We expensed $0.2 million for the quarter ended September 30, 2009 and $0.4 million for the nine months ended September 30, 2009.
On November 5, 2010, the Compensation Committee of the Board of Directors of PHI, Inc. (the “Company”) granted retention awards in the form of restricted stock units under the Company’s Amended and Restated 1995 Incentive Compensation Plan to certain officers and senior managers. The restricted stock units will vest and be payable in non-voting common stock of the Company on January 1, 2013, if the officer continues to be employed by the Company on that date. Vesting will be accelerated upon death, disability, retirement at age 65 or later or upon a change of control of the Company. A total of 162,732 restricted stock units were granted to twelve officers and senior managers with a three-year vesting period.

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
The following table summarizes the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

	September 30, 2010	December 31, 2009
	Quoted prices in	Quoted prices in
	active markets for	active markets for
	Identical Assets	Identical Assets
	(Level 1)	(Level 1)
	(Thousands of dollars)
Short-term investments	$153,588	$75,138

Investments included in other assets	3,419	4,239

Total	$157,007	$79,377

We hold our short-term investments in a money market fund consisting mainly of government backed securities, which is classified as a short-term investment. In accordance with ASC 320, “Investments-Debt and Equity Securities,” these short-term investments are classified as available for sale. We have not recorded any unrealized gains or losses associated with short-term investments as the carrying value approximates fair value at September 30, 2010 and December 31, 2009. Investments included in other assets consist mainly of investment funds that are highly liquid and diversified. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.
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
9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters and nine months ended September 30, 2010 and 2009.

10. Condensed Consolidating Financial Information
Our 8.625% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.
The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the guarantor subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within these financials.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$30,856	$687	$—	$31,543
Short-term investments	153,588	—	—	153,588
Accounts receivable — net	89,220	12,834	—	102,054
Intercompany receivable	—	89,872	(89,872)	—
Inventories of spare parts — net	59,356	—	—	59,356
Other current assets	14,441	10	—	14,451
Income taxes receivable	473	—	—	473

Total current assets	347,934	103,403	(89,872)	361,465

Investment in subsidiaries	75,075	—	(75,075)	—
Other assets	37,286	357	—	37,643
Property and equipment — net	534,921	11,262	—	546,183

Total assets	$995,216	$115,022	$(164,947)	$945,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of Senior Notes due 2013	$10,510	$—	$—	$10,510
Accounts payable	15,687	3,335	—	19,022
Accrued liabilities	15,564	16,944	—	32,508
Intercompany payable	89,872	—	(89,872)	—

Total current liabilities	131,633	20,279	(89,872)	62,040

Long-term debt	318,287	—	—	318,287
Deferred income taxes and other long-term liabilities	71,213	19,668	—	90,881
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(20)	—	—	(20)
Retained earnings	181,169	72,401	(72,401)	181,169

Total shareholders’ equity	474,083	75,075	(75,075)	474,083

Total liabilities and shareholders’ equity	$995,216	$115,022	$(164,947)	$945,291

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended September 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$120,381	$15,288	$—	$135,669
Management fees	611	—	(611)	—
Gain on dispositions of assets, net	98	—	—	98
Other, principally interest income	22	—	—	22

	121,112	15,288	(611)	135,789

Expenses:
Direct expenses	102,934	12,878	—	115,812
Management fees	—	611	(611)	—
Selling, general and administrative expenses	7,371	317	—	7,688
Equity in net income of consolidated subsidiaries	(889)	—	889	—
Interest expense	4,208	—	—	4,208
Loss on debt restructuring	9,521	—	—	9,521

	123,145	13,806	278	137,229

(Loss) earnings before income taxes	(2,033)	1,482	(889)	(1,440)
Income tax expense	410	593	—	1,003

Net (loss) earnings	$(2,443)	$889	$(889)	$(2,443)

	For the quarter ended September 30, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$109,088	$15,095	$—	$124,183
Management fees	603	—	(603)	—
Gain on dispositions of assets, net	7	—	—	7
Other, principally interest income	53	—	—	53

	109,751	15,095	(603)	124,243

Expenses:
Direct expenses	88,393	12,579	—	100,972
Management fees	—	603	(603)	—
Selling, general and administrative expenses	7,193	513	—	7,706
Equity in net income of consolidated subsidiaries	(840)	—	840	—
Interest expense	3,976	—	—	3,976

	98,722	13,695	237	112,654

Earnings before income taxes	11,029	1,400	(840)	11,589
Income tax expense	4,076	560	—	4,636

Net earnings	$6,953	$840	$(840)	$6,953

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$347,873	$49,002	$—	$396,875
Management fees	1,960	—	(1,960)	—
Gain on dispositions of assets, net	221	—	—	221
Other, principally interest income	58	—	—	58

	350,112	49,002	(1,960)	397,154

Expenses:
Direct expenses	296,468	39,652	—	336,120
Management fees	—	1,960	(1,960)	—
Selling, general and administrative expenses	21,008	1,083	—	22,091
Equity in net income of consolidated subsidiaries	(3,784)	—	3,784	—
Interest expense	12,387	—	—	12,387
Loss on debt restructuring	9,521	—	—	9,521

	335,600	42,695	1,824	380,119

Earnings before income taxes	14,512	6,307	(3,784)	17,035
Income tax expense	5,870	2,523	—	8,393

Net earnings	$8,642	$3,784	$(3,784)	$8,642

	For the nine months ended September 30, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$314,821	$49,635	$—	$364,456
Management fees	1,985	—	(1,985)	—
Gain on dispositions of assets, net	172	—	—	172
Other, principally interest income	181	—	—	181

	317,159	49,635	(1,985)	364,809

Expenses:
Direct expenses	268,149	39,862	—	308,011
Management fees	—	1,985	(1,985)	—
Selling, general and administrative expenses	22,190	1,558	—	23,748
Equity in net income of consolidated subsidiaries	(3,738)	—	3,738	—
Interest expense	11,894	—	—	11,894

	298,495	43,405	1,753	343,653

Earnings before income taxes	18,664	6,230	(3,738)	21,156
Income tax expense	5,970	2,492	—	8,462

Net earnings	$12,694	$3,738	$(3,738)	$12,694

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Net cash provided by operating activities	$49,451	$2,052	$—	$51,503

Investing activities:
Purchase of property and equipment	(37,551)	(2,188)	—	(39,739)
Proceeds from asset dispositions	1,171	—	—	1,171
Purchase of short-term investments	(102,710)	—	—	(102,710)
Proceeds from sale of short-term investments	24,260	—	—	24,260
Payments for deposits on aircraft	(3,660)	—	—	(3,660)

Net cash used in investing activities	(118,490)	(2,188)	—	(120,678)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	300,000	—	—	300,000
Premium and costs to retire debt early	(7,293)	—	—	(7,293)
Repayment of Senior Notes due 2013	(189,490)	—	—	(189,490)
Debt issuance costs	(4,982)	—	—	(4,982)
Proceeds (payment) line of credit, net	(18)	—	—	(18)

Net cash provided by financing activities	98,217	—	—	98,217

Increase in cash and cash equivalents	29,178	(136)	—	29,042
Cash and cash equivalents, beginning of period	1,678	823	—	2,501

Cash and cash equivalents, end of period	$30,856	$687	$—	$31,543

	For the nine months ended September 30, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Net cash provided by operating activities	$38,740	$1,716	$—	$40,456

Investing activities:
Purchase of property and equipment	(30,170)	(1,607)	—	(31,777)
Proceeds from asset dispositions	8,897	—	—	8,897
Purchase of short-term investments, net	(31,803)	—	—	(31,803)
Refund of deposits on aircraft	9,600	—	—	9,600

Net cash used in investing activities	(43,476)	(1,607)	—	(45,083)

Financing activities:
Proceeds from line of credit	10,350	—	—	10,350
Payments on line of credit	(3,000)	—	—	(3,000)

Net cash provided by financing activities	7,350	—	—	7,350

Increase in cash	2,614	109	—	2,723
Cash and cash equivalents, beginning of period	559	600	—	1,159

Cash and cash equivalents, end of period	$3,173	$709	$—	$3,882

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on the demand for our services as a result of the Deepwater Horizon incident, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2009 and in Part II Item 1.A. of our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
During the quarter ended September 30, 2010, we issued $300 million of 8.625% Senior Notes due October 15, 2018, in private placements under the Securities Act of 1933. The 8.625% Senior Notes are described in Note 4 to our financial statements included in this report. Proceeds were $295.5 million, net of underwriting fees and expenses, and were used to retire $189.5 million of our existing 7.125% Senior Notes pursuant to a tender offer, at a total cost of $199.0 million including the tender premium and accrued interest. We subsequently redeemed the remaining $10.5 million of 7.125% Senior Notes outstanding on October 25, 2010, at a redemption price of 103.563% of the face amount plus accrued interest. As a result of the early redemption of the 7.125% Senior Notes, we recorded a pretax charge of $9.5 million in the quarter ended September 30, 2010, which consisted of a $7.6 million premium and $1.9 million of unamortized issuance costs, resulting in a tax benefit of $3.8 million. During the quarter, we recorded a $1.5 million charge to tax expense primarily related to an increase in our valuation allowance for foreign tax credits. Anticipated exercise of aircraft lease purchase options and aircraft purchases that would occur using the net proceeds of the 8.625% Senior Notes would increase our tax depreciation and our net operating loss carryforwards, reducing the likelihood that we will be able to use these tax credits before they expire.

After the repurchase and redemption of all of our outstanding $200 million 7.125% Senior Notes as described above, we had remaining net proceeds of approximately $82.0 million. We intend to use these proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of aircraft required to perform our new contract with Shell. For additional information regarding these anticipated aircraft acquisitions, see Note 3 to our financial statements included in this report. Pending these uses, we have invested the net proceeds in treasuries and investment grade securities as of September 30, 2010, reflected in short-term investments on our balance sheet.
In April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at BP’s Macondo well in the Gulf of Mexico, sank after a blowout, resulting in the discharge of substantial amounts of oil until mid-July 2010, when the flow of oil was stopped. On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which was preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. In addition, as a result of regulatory actions by the Department of Interior, there has been a “de facto” moratorium on drilling in the shallow waters of the Gulf of Mexico. It is not possible to estimate whether or when drilling operations in the Gulf of Mexico will return to normal activity levels, due to uncertainties surrounding the timing of issuance of drilling permits by the Department of Interior and new regulations related to drilling operations. BP is one of our major customers and accounted for approximately 14% of our total revenues in 2009.
As a result of these events, we experienced increased flight activity in the second and third quarters of 2010. We estimate that the flight hours related to this increased activity were approximately 6% of Oil and Gas segment flight hours in the third quarter of 2010. Partially offsetting these increased flight hours are decreased flight hours resulting from the suspension of deepwater drilling activities in the Gulf of Mexico. Many of the deepwater drilling rigs we have been servicing are still on location (although not drilling), and therefore we are still conducting crew changes to those rigs. It is not possible to estimate how long these rigs will remain in their current status, but if these drilling rigs are demobilized or leave the Gulf of Mexico, there will be a further adverse affect to our flight activity. We estimate that the adverse affect to our flight hours related to deepwater drilling rigs that have already demobilized and reduced flight activity to drill rigs remaining on site with reduced crews are approximately 500 to 600 flight hours per month, or approximately 5% of Oil and Gas segment flight hours per month. See “Risk Factors” for further discussion of the potential future impacts of the Macondo incident on our business.
While the Macondo incident presents risks to our business, we believe it also presents opportunities. Increased regulatory requirements that may result from the incident could give a competitive advantage to our customers, who tend to be larger operators and we believe better able to absorb related increased costs. We also believe that an increased focus on safety could benefit our company, as we have a strong record of safe operations.
We continue to seek to expand selectively into international markets that we believe have attractive opportunities for growth. We recently entered into an agreement to provide two aircraft to Noble Energy in support of its operations in Israel and are in discussions with TAM Empreendimentos e Participacoes S/A regarding the formation of a joint venture that would provide helicopter transportation services to the Brazilian oil and gas offshore market. We currently operate one aircraft in the Democratic Republic of Congo. We also operate five aircraft in Antarctica for the National Science Foundation.
Operating revenues for the three months ended September 30, 2010 were $135.7 million, compared to $124.2 million for the three months ended September 30, 2009, an increase of $11.5 million. Oil and Gas operating revenues increased $10.6 million for the quarter ended September 30, 2010, related primarily to increased activity by BP related to the Deepwater Horizon incident. There was also an increase of $0.7 million in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Operating revenues in the Air Medical segment increased $0.9 million primarily due to increased revenues in the independent provider programs of $1.1 million. This increase was due to a slight improvement in the payor mix and also due to rate increases implemented in the current year, offset in part by a small decrease in patient transports. Operating revenues related to hospital based contracts decreased $0.2 million due to decreased flight hours.
Flight hours for the quarter ended September 30, 2010 were 39,192 compared to 37,647 for the quarter ended September 30, 2009. Oil and Gas segment’s flight hours increased 1,370 hours due to an increase related to the Deepwater Horizon incident, but increased flight hours were partially offset by a decline in flight hours due to some deepwater drilling rigs demobilizing and reduced crews on others, as discussed above. Air Medical segment flight hours increased 146 hours for the quarter ended September 30, 2010. Transports in the independent provider programs were 5,149 for the quarter ended September 30, 2010, compared to transports of 5,226 for the quarter ended September 30, 2009, a decrease of 77 transports.
Net segment profit for the Oil and Gas segment was $14.0 million for the quarter ended September 30, 2010, compared to $13.2 million for the quarter ended September 30, 2009. The increase of $0.8 million was primarily due to increased revenue of $10.6 million primarily in medium and heavy aircraft revenue, partly offset by increases in direct expense of $9.8 million. Segment direct expenses in the quarter ended September 30, 2009 included a $1.3 million credit related to termination of a manufacturer’s warranty program on certain aircraft. These items are discussed in detail in the Segment Discussion below.
Net segment profit for the Air Medical segment was $4.6 million for the quarter ended September 30, 2010, compared to $7.5 million for the quarter ended September 30, 2009. In the quarter ended September 30, 2009, there was a $3.6 million credit related to the termination of an aircraft warranty program for certain aircraft. This is discussed further in the Segment Discussion below.
Net loss for the quarter ended September 30, 2010 was $2.4 million, or $0.16 per diluted share, compared to net earnings of $7.0 million for the quarter ended September 30, 2009, or $0.45 per diluted share. Pre-tax loss was $1.4 million for the quarter ended September 30, 2010, compared to pre-tax earnings of $11.6 million for the same period in 2009. As a result of the early redemption of our 7.125% Senior Notes, we recorded a pre-tax charge of $9.5 million in the quarter ended September 30, 2010. In addition, earnings for the quarter ended September 30, 2009 included a credit of $4.9 million in direct expense related to termination of a manufacturer’s warranty program on certain aircraft.
Operating revenues for the nine months ended September 30, 2010 were $396.9 million, compared to $364.5 million for the nine months ended September 30, 2009, an increase of $32.4 million. Oil and Gas operating revenues increased $36.5 million for the nine months ended September 30, 2010, related primarily to increased deepwater activity in the Gulf of Mexico. Approximately 50% of the increase in Oil and Gas revenues is a result of the activity in the second and third quarters related to the Deepwater Horizon incident. There was also a decrease due to some deepwater drilling rigs demobilizing and reduced crews on others. There was also an increase in revenue of $4.1 million related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for the nine months ended September 30, 2009 were adversely affected by approximately $3.1 million due to the grounding of certain aircraft following an accident in January 2009. Operating revenues in the Air Medical segment decreased $4.1 million primarily due to decreased transports in the independent provider programs. Contributing to this decrease was the closure of four bases in 2009 and four bases in 2010 that were generating less than acceptable transport volumes and also due to unfavorable weather conditions in the first quarter of 2010. We did not incur any significant costs as a result of the closures.
Flight hours for the nine months ended September 30, 2010 were 114,061 compared to 111,956 for the nine months ended September 30, 2009. Oil and Gas segment’s flight hours increased 2,827 hours due to an increase in deepwater activity in the Gulf of Mexico, and additional activity related to the Deepwater Horizon incident, but increased flight hours were partially offset by a decline in flight hours due to some deepwater drilling rigs mobilizing and reduced crews on others. Air Medical segment flight hours decreased 858 hours for the nine months ended September 30, 2010, primarily due to decreased independent provider program transports. Transports in the independent provider programs were 14,124 for the nine months ended September 30, 2010, compared to 15,529 transports for the nine months ended September 30, 2009. Of this decrease of 1,405 transports, approximately 900 transports were due to the base closures and approximately 250 were due to unfavorable weather conditions in the first quarter of 2010. We believe the remaining decrease in transports was primarily attributable to the economic environment.
Net segment profit for the Oil and Gas segment was $47.1 million for the nine months ended September 30, 2010, compared to $40.1 million for the nine months ended September 30, 2009. The increase of $7.0 million was due to increased medium and heavy aircraft revenue, partially offset by increases in direct expense. These items are discussed in detail in the Segment Discussion below.
Net segment profit for the Air Medical segment was $9.0 million for the nine months ended September 30, 2010, compared to $8.6 million for the nine months ended September 30, 2009. The $0.4 million increase in net segment profit was primarily due to a net $2.8 million decrease in direct expense. In the nine months ended September 30, 2009, there was a $3.6 million credit related to the termination of an aircraft warranty program for certain aircraft. The decrease in direct expense in the current nine month period was primarily related to termination in 2009 of a warranty program for certain aircraft, which reduced continuing warranty costs, cost savings related to the closing of six bases and reductions in selling, general and administrative costs. There was also a $3.1 million credit related to the termination of an aircraft warranty program for certain aircraft in the nine months ended September 30, 2010.
Net earnings for the nine months ended September 30, 2010 were $8.6 million, or $0.56 per diluted share, compared to $12.7 million for the nine months ended September 30, 2009, or $0.83 per diluted share. Pre-tax earnings were $17.0 million for the nine months ended September 30, 2010, compared to $21.2 million for the same period in 2009. The decrease was related to the early redemption of our 7.125% Senior Notes, resulting in a $9.5 million pre-tax charge recorded in the quarter ended September 30, 2010, and a $4.9 million credit to direct expense in the nine months ended September 30, 2009, due to termination of a manufacturer’s warranty program. There was also a $4.3 million credit to direct expense in the nine months ended September 30, 2010, due to termination of a manufacturer’s warranty program.
On April 1, 2010, we purchased two heavy aircraft previously under lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010, we funded the payment of interest on the 7.125% Senior Notes with $7.0 million from the revolving credit facility. In September 2010, we drew $1.9 million from the revolving credit facility to fund the acquisition of one fixed-wing aircraft, and $3.6 million for deposit on three AW139 medium aircraft pursuant to our purchase agreement. As of September 30, 2010, the principal amount outstanding under the revolving credit facility was $18.3 million.
On October 1, 2010, we purchased two heavy aircraft pursuant to a purchase option in the lease contract. The total purchase price was $25.3 million for both aircraft and was funded with proceeds from the 8.625% Senior Notes offering.

Operating Statistics
The following tables present certain non-financial operational statistics for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Flight hours:
Oil and Gas	30,119	28,749	88,297	85,470
Air Medical (1)	9,044	8,898	25,250	26,108
Technical Services	29	—	514	378

Total	39,192	37,647	114,061	111,956

Air Medical Transports (2)	5,149	5,226	14,124	15,529

	September 30,
	2010	2009
Aircraft operated at period end:
Oil and Gas (3)	159	163
Air Medical (4)	87	87
Technical Services	5	4

Total (3) (4)	251	254

(1)	Flight hours include 2,127 flight hours associated with hospital-based contracts, compared to 2,342 flight hours in the prior year quarter, and 6,200 flight hours year-to-date, compared to 6,575 in the prior year-to-date.

(2)	Represents individual patient transports for the period.

(3)	Includes nine aircraft as of September 30, 2010 and 2009 that are customer owned.

(4)	Includes eight and six aircraft as of September 30, 2010 and 2009 that are customer owned, respectively.
Results of Operations
Quarter Ended September 30, 2010 compared with Quarter Ended September 30, 2009
Combined Operations
Revenues — Operating revenues for the three months ended September 30, 2010 were $135.7 million, compared to $124.2 million for the three months ended September 30, 2009, an increase of $11.5 million. Oil and Gas operating revenues increased $10.6 million for the quarter ended September 30, 2010, related primarily to increased activity by BP related to the Deepwater Horizon incident. The increase in revenue was partially offset by a decrease in deepwater drilling rig support, as some drilling rigs demobilized and others remained on site but with reduced crews. Although the Department of Interior lifted the moratorium on deepwater drilling on October 12, 2010, it is not possible to estimate when drilling operations will resume in the deepwater Gulf of Mexico. There was also an increase of $0.7 million in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Operating revenues in the Air Medical segment increased $0.9 million primarily due to increased revenues in the independent provider programs. Operating revenues related to hospital based contracts decreased $0.2 million due to decreased flight hours.
Flight hours for the quarter ended September 30, 2010 were 39,192 compared to 37,647 for the quarter ended September 30, 2009. Oil and Gas segment’s flight hours increased 1,370 hours due to an increase related to the Deepwater Horizon incident. This increase was offset to some extent by the demobilization of some deepwater drilling rigs we previously supported. We are still supporting some deepwater drilling rigs that remain on site with reduced crews, although they have not resumed drilling operations. Air Medical segment flight hours increased 146 hours for the quarter ended September 30, 2010. Transports in the independent provider programs were 5,149 for the quarter ended September 30, 2010, compared to 5,226 for the quarter ended September 30, 2009, a decrease of 77 transports.
Other Income and Gains — Gain on dispositions of assets was $0.1 million for the three months ended September 30, 2010, compared to less than $0.1 million for the three months ended September 30, 2009. These amounts represent net gains on sales of assets that no longer meet our strategic needs. Other income was less than $0.1 million for the three months ended September 30, 2010 and September 30, 2009.
Direct Expenses — Direct operating expense was $115.8 million for the three months ended September 30, 2010, compared to $101.0 million for the three months ended September 30, 2009, an increase of $14.8 million. This increase was primarily due to increased employee compensation expense ($2.5 million) primarily due to compensation rate increases, increased fuel expense ($1.2 million) due to increased per-gallon fuel costs compared to the prior year quarter, and increased outside services expense ($1.8 million) primarily related to temporary staffing and a cost reduction project. Aircraft parts usage increased ($1.0 million), component repair costs increased ($1.6 million), aircraft depreciation increased ($0.7 million), and aircraft rent increased ($1.0 million). Aircraft warranty costs also increased ($4.0 million) primarily due to a $4.9 million credit recorded in the prior year quarter related to termination of a warranty program for certain aircraft. Other items increased, net ($1.0 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $7.7 million for the three months ended September 30, 2010 and September 30, 2009.
Interest Expense — Interest expense was $4.2 million for the three months ended September 30, 2010, compared to $4.0 million for the three months ended September 30, 2009. The increase is primarily due to additional borrowings under our revolving credit facility.
Loss on Debt Restructuring — A pre-tax charge of $9.5 million was recorded due to the early redemption of the 7.125% Senior Notes. This charge consists of a $7.6 million premium and $1.9 million of unamortized issuance costs.
Income Taxes — Income tax expense for the three months ended September 30, 2010 was $1.0 million compared to $4.6 million for the three months ended September 30, 2009. Tax expense for the quarter ended September 30, 2010, includes a provision of $1.5 million related to the expiration of foreign tax credits and state net operating loss carry-forwards, resulting from intended purchases of aircraft. This acquisition results in increased tax depreciation and net operating loss carry-forwards, which must be utilized before foreign tax credits can be utilized. The effective tax rate was 40% for the three months ended September 30, 2009.
Net Earnings — Our net loss for the three months ended September 30, 2010 was $2.4 million compared to $7.0 million net income for the three months ended September 30, 2009. Losses before income taxes for the three months ended September 30, 2010 were $1.4 million compared to $11.6 million earnings before income taxes for the same period in 2009. Losses per diluted share were $0.16 for the current quarter compared to earnings per diluted share of $0.45 for the prior year quarter. The decrease in earnings before taxes for the quarter ended September 30, 2010 is related to the pre-tax charge of $9.5 million related to the early redemption of our 7.125% Senior Notes, and also related to a $4.9 million credit to direct expense in the quarter ended September 30, 2009, resulting from termination of a manufacturer’s warranty program on certain aircraft. We had 15.3 million common shares outstanding during the three months ended September 30, 2010 and 2009.

Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $89.8 million for the three months ended September 30, 2010, compared to $79.2 million for the three months ended September 30, 2009, an increase of $10.6 million. Flight hours were 30,119 for the current quarter compared to 28,749 for the same quarter in the prior year. The increase in revenue is due to an increase in medium and heavy aircraft revenue due primarily to increased activity related to the Deepwater Horizon incident. The increase in revenue was partially offset by a decrease in deepwater drill rig support, as some drilling rigs demobilized and there were reduced crews on others. We have continued to conduct crew change support for a number of deepwater drilling rigs throughout the moratorium, although they have not resumed drilling operations. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. It is not possible to estimate when drilling operations will resume in the deepwater Gulf of Mexico due to uncertainties surrounding the timing of issuance of drilling permits by the Department of Interior and new regulations related to drilling operations. There was also a $0.7 million increase in revenue related to fuel charges due to an increase in fuel prices and increased fuel usage related to medium and heavy aircraft. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue.
The number of aircraft in the segment was 160 at September 30, 2010, compared to 163 aircraft at September 30, 2009. We have sold or disposed of three light and three medium aircraft in the Oil and Gas segment since September 30, 2009. We added four new aircraft to the Oil and Gas segment since September 30, 2009, consisting of two medium and two heavy aircraft. An intersegment aircraft transfer accounts for the remaining amount.
Direct expense in our Oil and Gas segment was $75.7 million for the three months ended September 30, 2010, compared to $65.7 million for the three months ended September 30, 2009, an increase of $10.0 million. Direct expenses increased as a result of additional flight activity of medium and heavy aircraft and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. Employee compensation expense increased ($1.5 million) primarily due to compensation rate increases and overtime incurred primarily as a result of the additional work in the Gulf of Mexico due to the Deepwater Horizon incident. There were also increases in outside services expenses ($1.8 million) primarily related to temporary staffing and a cost reduction project, aircraft parts usage ($1.1 million), outside repair costs ($0.7 million) related to component repairs, and aircraft warranty costs ($1.6 million). Aircraft warranty costs increased primarily due to a credit recorded in the prior year quarter related to termination of a warranty program for certain aircraft. Of the $4.9 million credit, $1.3 million was related to the Oil and Gas segment. Aircraft insurance increased ($0.1 million) and depreciation expense increased ($0.6 million). Fuel expense increased ($0.9 million) due to an increase in the cost of fuel per gallon and an increase in fuel usage related to medium and heavy aircraft activity. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue. Aircraft lease expense increased ($1.0 million). Other items increased, net ($0.7 million).
Our Oil and Gas segment’s operating income was $14.0 million for the three months ended September 30, 2010, compared to $13.2 million for the three months ended September 30, 2009. Operating margins were 16% for the three months ended September 30, 2010, compared to 17% for the three months ended September 30, 2009. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $44.2 million for the three months ended September 30, 2010, compared to $43.3 million for the three months ended September 30, 2009, an increase of $0.9 million. The increase was primarily due to increased revenue related to the independent provider programs, as a result of rate increases and a favorable payor mix as compared to the prior year quarter.

Total patient transports were 5,149 for the three months ended September 30, 2010, compared to 5,226 for the three months ended September 30, 2009, a decrease of 77 transports.
Flight hours were 9,044 for the three months ended September 30, 2010, compared to 8,898 for the three months ended September 30, 2009. The number of aircraft in the segment was 87 at September 30, 2010 and September 30, 2009. Since September 30, 2009, we purchased one fixed wing aircraft. We also disposed of one fixed wing aircraft since September 30, 2009, and transferred one light aircraft from the Oil and Gas segment. Customer owned aircraft decreased due to the sale of one light aircraft by the customer.
Direct expense in our Air Medical segment was $38.7 million for the three months ended September 30, 2010, compared to $34.0 million for the three months ended September 30, 2009. In the quarter ended September 30, 2009, there was a $3.6 million credit related to the termination of an aircraft warranty program for certain aircraft. In the quarter ended September 30, 2010, there were also increases in employee compensation expense ($0.9 million) primarily due to compensation rate increases, fuel expense ($0.3 million) due to increased per-gallon fuel costs compared to the prior year quarter, and component repair costs ($0.8 million). Other items increased, net ($0.3 million).
Selling, general and administrative expenses were $1.0 million for the three months ended September 30, 2010, compared to $1.8 million for the three months ended September 30, 2009. The $0.8 million decrease is due to decreased employee costs ($0.3 million) in the Air Medical segment, decreased outside services expenses ($0.3 million) and other items, net ($0.2 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $4.6 million for the three months ended September 30, 2010, compared to $7.5 million for the three months ended September 30, 2009. Operating margins were 10% for the three months ended September 30, 2010, compared to 17% for the three months ended September 30, 2009. Included in operating income for the three months ended September 30, 2009 is a $3.6 million credit related to the termination of a warranty program for certain aircraft.
Technical Services — Technical Services revenues were $1.6 million for the three months ended September 30, 2010 and September 30, 2009. Direct expenses in our Technical Services segment were $1.4 million for the three months ended September 30, 2010, compared to $1.2 million for the three months ended September 30, 2009. Our Technical Services segment’s operating income was $0.2 million for the three months ended September 30, 2010, compared to $0.4 million for the three months ended September 30, 2009.
Nine Months Ended September 30, 2010 compared with Nine Months Ended September 30, 2009
Combined Operations
Revenues — Operating revenues for the nine months ended September 30, 2010 were $396.9 million, compared to $364.5 million for the nine months ended September 30, 2009, an increase of $32.4 million. Oil and Gas operating revenues increased $36.5 million for the nine months ended September 30, 2010, related primarily to increased medium and heavy aircraft revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 50% of the increase in the Oil and Gas revenues is a result of the activity in the second and third quarters related to the Deepwater Horizon incident. There was also an increase in revenue related to fuel charges due to an increase in fuel per-gallon cost. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for the nine months ended September 30, 2009 were adversely affected by approximately $3.1 million due to the grounding of certain aircraft due to an accident in January 2009. Operating revenues in the Air Medical segment decreased $4.1 million primarily due to decreased transports in the independent provider programs. Contributing to this decrease was the closure of four bases in 2009 and four bases in 2010 that were generating less than acceptable transport volumes and also due to unfavorable weather conditions in the first quarter of 2010. We did not incur any significant costs as a result of these closures.
Flight hours for the nine months ended September 30, 2010 were 114,061 compared to 111,956 for the nine months ended September 30, 2009. Oil and Gas segment’s flight hours increased 2,827 hours due to an increase in deepwater activity in the Gulf of Mexico. Air Medical segment flight hours decreased 858 hours for the nine months ended September 30, 2010, primarily due to decreased independent provider transports. Transports in the independent provider programs were 14,124 for the nine months ended September 30, 2010, compared to 15,529 transports for the nine months ended September 30, 2009. Of this decrease of 1,405 transports, approximately 900 transports were due to the base closures and approximately 250 were due to unfavorable weather conditions in the first quarter of 2010. We believe the remaining decrease in transports was primarily attributable to the economic environment.
Other Income and Gains — Gain on dispositions of assets was $0.2 million for the nine months ended September 30, 2010 and September 30, 2009. These amounts represent gains on sales of aircraft that no longer meet our strategic needs. Other income was less than $0.1 million for the nine months ended September 30, 2010, compared to $0.2 million for the nine months ended September 30, 2009.
Direct Expenses — Direct operating expense was $336.1 million for the nine months ended September 30, 2010, compared to $308.0 million for the nine months ended September 30, 2009, an increase of $28.1 million. This increase was primarily due to increased fuel expense ($5.5 million) due to increased per-gallon fuel costs compared to the prior year and also increased fuel usage related to medium and heavy aircraft activity. There was also increased employee compensation expense ($5.0 million) due primarily to compensation rate increases. There were increases in aircraft insurance expense ($1.5 million), aircraft depreciation ($1.0 million), and aircraft rent ($4.7 million) due to additional aircraft added to the fleet during 2009. Insurance expense also increased due to an increase in rates of approximately 25%. Aircraft parts usage increased ($3.8 million) and component repairs costs increased ($4.4 million). Pilot training costs increased ($1.5 million), and outside services expense increased ($1.6 million) primarily related to temporary staffing and a cost reduction project. These increases were offset by a decrease in aircraft warranty costs ($1.9 million) primarily due to termination of a warranty program in the third quarter of 2009 which reduced ongoing warranty costs and an additional termination in the first quarter of 2010 for certain aircraft, which resulted in a credit of $4.3 million recorded to direct expense in the first quarter of 2010. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. Other items increased, net ($1.0 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $22.1 million for the nine months ended September 30, 2010, compared to $23.7 million for the nine months ended September 30, 2009. The $1.6 million decrease was due to decreased legal fees ($1.2 million) and decreases in other items, net ($0.4 million). The decrease in legal fees, as compared to the prior year, was related to litigation associated with the pilots’ union.
Interest Expense — Interest expense was $12.4 million for the nine months ended September 30, 2010, compared to $11.9 million for the nine months ended September 30, 2009. Increased borrowings under our revolving line of credit account for the increase.
Loss on Debt Restructuring — A pre-tax charge of $9.5 million was recorded due to the early redemption of the 7.125% Senior Notes. This charge consists of a $7.6 million premium and $1.9 million of unamortized issuance costs.

Income Taxes — Income tax expense for the nine months ended September 30, 2010 was $8.4 million compared to $8.5 million for the nine months ended September 30, 2009. The effective tax rate was 49% for the nine months ended September 30, 2010, compared to 40% for the nine months ended September 30, 2009. During the quarter, we recorded a $1.5 million charge to tax expense primarily related to an increase in our valuation allowance for foreign tax credits and state net operating loss carryforwards. Anticipated aircraft purchases that would occur using the net proceeds of the 8.625% Senior Notes would increase our tax depreciation and our net operating loss carryforwards, reducing the likelihood that we will be able to use these tax credits before they expire.
Net Earnings — Our net income for the nine months ended September 30, 2010 was $8.6 million compared to net income of $12.7 million for the nine months ended September 30, 2009. Earnings before income taxes for the nine months ended September 30, 2010 were $17.0 million compared to earnings before income tax of $21.2 million for the same period in 2009. Earnings per diluted share were $0.56 for the nine months ended September 30, 2010, compared to earnings per diluted share of $0.83 for the prior year period. The decrease was due to the early redemption of our 7.125% Senior Notes, resulting in a $9.5 million pre-tax charge recorded in the nine months ended September 30, 2010. Also included in year-to-date net earnings is a $4.3 million credit related to termination of a warranty program related to certain aircraft. We also recorded a $4.9 million credit for termination of an aircraft warranty program in the prior year.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $269.5 million for the nine months ended September 30, 2010, compared to $233.0 million for the nine months ended September 30, 2009, an increase of $36.5 million. Flight hours were 88,297 for the nine months ended September 30, 2010, compared to 85,470 for the same period in 2009. The increase in Oil and Gas revenues was related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 50% of the increase in Oil and Gas revenues for the period is a result of increased activity related to the Deepwater Horizon incident. However, there was also a decrease in the second and third quarters related to some deepwater drilling rigs demobilizing and reduced crews on others. There was also a $4.1 million increase in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for the nine months ended September 30, 2009 were adversely affected by approximately $3.1 million due to the grounding of certain aircraft due to an accident in January 2009.
Direct expense in our Oil and Gas segment was $221.8 million for the nine months ended September 30, 2010, compared to $192.0 million for the nine months ended September 30, 2009, an increase of $29.8 million. Direct expenses increased as a result of additional flight activity of medium and heavy aircraft and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. Employee compensation expense increased ($5.6 million) primarily due to compensation rate increases and overtime incurred primarily as a result of additional work in the Gulf of Mexico due to the Deepwater Horizon incident. There were increases in aircraft rent ($4.7 million), aircraft insurance ($1.3 million), and aircraft depreciation ($0.8 million) primarily as a result of additional aircraft in the fleet. Fuel expense increased ($4.9 million) as a result of increased per-gallon fuel costs and also due to an increase in fuel usage related to medium and heavy aircraft activity. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. We also experienced increases in aircraft parts usage ($3.6 million), component repair costs ($2.3 million), and aircraft warranty costs ($2.3 million). Aircraft warranty costs include a credit of $1.2 million in the first quarter of 2010 related to the termination of a warranty program on certain aircraft. There was also a decrease in aircraft warranty costs in the prior year due to the termination of a warranty program for certain aircraft. Of the $4.9 million credit in 2009, $1.3 million was related to the Oil and

Gas segment. Pilot training costs increased ($1.4 million), and outside services expense increased ($2.2 million) primarily related to temporary staffing and cost reduction project. Other items increased, net ($0.7 million).
Selling, general and administrative expenses were $0.6 million for the nine months ended September 30, 2010, compared to $1.0 million for the nine months ended September 30, 2009. The decrease was primarily related to decreased employee compensation expense.
Our Oil and Gas segment’s operating income was $47.1 million for the nine months ended September 30, 2010, compared to $40.1 million for the nine months ended September 30, 2009. The $7.0 million increase was due to the increase in revenues of $36.5 million offset by the increase in direct expenses of $29.8 million. Operating margins were 17% for the nine months ended September 30, 2010 and September 30, 2009. The increase in operating income is primarily due to increased medium and heavy aircraft revenue due to increased deepwater activity in the Gulf of Mexico, and also due to the Deepwater Horizon incident. However, there was also a decrease in the second and third quarters related to some deepwater drilling rigs demobilizing and reduced crews on others. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $120.9 million for the nine months ended September 30, 2010, compared to $125.0 million for the nine months ended September 30, 2009, a decrease of $4.1 million or 3%. The decrease was related to decreased patient transports in the independent provider programs and also due to the closure of eight locations. Patient transports were 14,124 for the nine months ended September 30, 2010, compared to 15,529 for the nine months ended September 30, 2009, a decrease of 1,405 transports. Patient transports decreased by approximately 900 due to the base closures and approximately 250 due to unfavorable weather conditions in the current year as compared to the prior year. We believe the remaining decrease in transports was primarily attributable to the economic environment. Flight hours were 25,250 for the nine months ended September 30, 2010, compared to 26,108 for the nine months ended September 30, 2009. This decrease was due to the decrease in independent provider transports.
Direct expense in our Air Medical segment was $108.7 million for the nine months ended September 30, 2010, compared to $111.5 million for the nine months ended September 30, 2009. The $2.8 million decrease is primarily due to decreased aircraft warranty costs ($4.2 million) due primarily to terminations of warranty programs for certain aircraft in the first quarter of 2010, and in the third quarter of 2009 that reduced ongoing warranty costs. Included in the decrease is a $3.1 million credit recorded in segment direct expense in the first quarter of 2010. There was also a credit of $3.6 million recorded in segment direct expense in the prior year due to termination of a warranty program. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. Employee compensation expense decreased ($1.2 million) due to the base closures and reductions in support personnel. Base costs, which include fees for outside medical personnel and billing and collection services, decreased ($1.6 million) primarily due to reduced transports and the base closures previously mentioned. These decreases were offset by increases in aircraft parts usage ($2.1 million) and component repair costs ($2.1 million). Other items decreased, net ($1.0 million).
Selling, general and administrative expenses were $3.3 million for the nine months ended September 30, 2010, compared to $4.9 million for the nine months ended September 30, 2009. The $1.6 million decrease was primarily due to decreased employee costs ($0.6 million) and decreased expenses for outside services ($0.4 million), and other items, net ($0.6 million).

Our Air Medical segment’s operating income was $9.0 million for the nine months ended September 30, 2010, compared to $8.6 million for the nine months ended September 30, 2009. Operating margins were 7% for the nine months ended September 30, 2010 and 2009. Operating income for the nine months ended September 30, 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program. This credit along with decreased aircraft warranty costs contributed to the improved operating income in the Air Medical segment. Operating income for the nine months ended September 30, 2009 includes a credit of $3.6 million related to the termination of a manufacturer’s warranty program.
Technical Services — Technical Services revenues were $6.5 million for the nine months ended September 30, 2010, compared to $6.4 million for the nine months ended September 30, 2009. Direct expenses in our Technical Services segment were $5.6 million for the nine months ended September 30, 2010, compared to $4.6 million for the nine months ended September 30, 2009. The $1.0 million increase in direct expense was primarily due to increased cost of goods sold ($0.4 million) which relates primarily to aircraft parts, outside services ($0.2 million), and other items, net ($0.4 million). Our Technical Services segment’s operating income was $0.8 million for the nine months ended September 30, 2010, compared to $1.8 million for the nine months ended September 30, 2009. Operating margins were 13% for the nine months ended September 30, 2010, compared to 28% for the nine months ended September 30, 2009. The decrease in operating income and margin is due to the increase in direct expenses.
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
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, as augmented by the issuance of senior notes in 2002, which were refinanced in 2006 and 2010, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions.
On September 23, 2010, we issued $300 million of 8.625% Senior Notes due 2018 and have repurchased or redeemed all of our $200 million 7.125% Senior Notes due 2013. These transactions are discussed in Note 4 to our financial statements included in this report, in the “Overview” section above, and below under “Long-term debt.”
We expect our existing cash and short-term investments, cash flow from operations and borrowings under our revolving credit facility will fund our cash requirements for the next twelve months.
Cash Flow
Our cash position was $31.5 million at September 30, 2010 compared to $2.5 million at December 31, 2009. Short-term investments were $153.6 million at September 30, 2010 compared to $75.1 million at December 31, 2009. Working capital was $299.4 million at September 30, 2010 compared to $207.0 million at December 31, 2009, an increase of $92.4 million. The increase in working capital was primarily due to an increase in cash and investments from the net proceeds received from the 8.625%

Senior Notes issuance. The $23.8 million increase in current liabilities includes $10.5 million principal amount and $0.4 million call premium of our 7.125% Senior Notes that were not purchased in our tender offer and were redeemed on October 25, 2010.
Net cash provided by operating activities was $51.5 million for the nine months ended September 30, 2010 compared to $40.5 million for the same period in 2009, an increase of $11.0 million. Net income adjusted for non-cash items and the loss on debt restructuring contributed $47.3 million of cash flow for the nine months ended September 30, 2010 compared to $42.0 million for the same period in 2009. This $5.3 million increase is primarily attributable to an increase in earnings in the Oil and Gas segment previously discussed. Accounts receivable increased $7.7 million at September 30, 2010, compared to a decrease of $1.3 million at September 30, 2009, resulting in a reduction in cash from operations of $9.0 million due to increased revenues only. Days outstanding for accounts receivable decreased to 65 days at September 30, 2010, compared to 67 days at September 30, 2009. Increases in our accrued liabilities accounted for $11.6 million of the increase in cash from operations due to an increase in payroll accruals related only to timing of payroll periods, and also due to timing of certain tax payments. The remaining $3.0 million increase in cash from operations relates to other changes in operating assets and liabilities.
Net cash used in investing activities was $120.7 million for the nine months ended September 30, 2010, compared to $45.1 million for the same period in 2009. Purchases and sales of short-term investments used a net $78.4 million in cash during the nine months ended September 30, 2010, compared to a net $31.8 million in the comparable prior year period. The increase in purchases of short-term investments results primarily from the investment of approximately $82.0 million of net proceeds of our 8.625% Senior Notes remaining after the repurchase of our 7.125% Senior Notes and payment of related fees and costs.
Financing activities include the issuance of $300 million of 8.625% Senior Notes on September 23, 2010, that mature in 2018. Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer that also settled on September 23, 2010. Our total cost to repurchase those notes was $9.5 million, including the premium of $7.6 million and $1.9 million of unamortized issuance costs. We called for redemption on October 25, 2010 the remaining $10.5 million of 7.125% Senior Notes outstanding, at a redemption price of 103.563% of their face amount plus accrued interest.
Long Term Debt
As of September 30, 2010, our total long-term debt was $318.3 million, consisting of $300 million of our 8.625% Senior Notes due 2018 and $18.3 million borrowed under our revolving credit facility.
On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature October 15, 2018. These Notes were offered and sold in private placements under the Securities Act of 1933. Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer that also settled on September 23, 2010. The tender offer for the 7.125% Senior Notes included a tender premium and interest totaling $7.6 million. The remaining $10.5 million of 7.125% Senior Notes outstanding were redeemed October 25, 2010, at a redemption price of 103.563% of their face amount plus accrued interest. As a result of the early redemption of the 7.125% Senior Notes, a pretax charge of $9.5 million was recorded as a charge for debt restructuring in the quarter ended September 30, 2010, which consists of $7.6 million for the premium and $1.9 million of unamortized issuance costs.
The new notes contain restrictive covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payments affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales, and mergers and consolidations or sales of assets. We were in compliance with the covenants applicable to these notes as of September 30, 2010.

For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.
After the repurchase and redemption of all of our outstanding $200 million 7.125% Senior Notes as described above, we had remaining net proceeds of approximately $82.0 million. We intend to use these proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of aircraft required to perform our new contract with Shell. For additional information regarding these anticipated aircraft acquisitions, see Note 3 to our financial statements included in this report. Pending these uses, we have invested the net proceeds in treasuries and investment grade securities as of September 30, 2010, reflected in short-term investments on our balance sheet. As a result of the issuance of our 8.625% Senior Notes and repurchase of our 7.125% Senior Notes, our annualized interest cost will increase by $11.6 million. We anticipate that over time this increased interest cost will be offset by reductions in lease expense from the exercise of purchase options for aircraft currently leased.
Contractual Obligations
The table below sets out our contractual obligations as of September 30, 2010 related to our revolving credit facility, operating lease obligations, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of September 30, 2010, and expect to remain in compliance through the year ending December 31, 2010. As of September 30, 2010, we leased 23 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2010	2011	2012	2013	2014	2014
				(Thousands of dollars)
Aircraft purchase commitments (1)	$123,466	$23,756	$36,703	$63,007	$—	$—	$—
Aircraft lease obligations (2)	190,722	7,329	30,290	30,957	31,322	31,322	59,502
Other lease obligations	16,259	876	3,019	2,062	1,518	1,331	7,453
Long-term debt (3)	318,287	—	—	18,287	—	—	300,000

	$648,734	$31,961	$70,012	$114,313	$32,840	$32,653	$366,955

(1)	We have executed a contract to acquire 10 new AW139 medium aircraft related to our new contract with Shell Offshore, Inc., a subsidiary of Shell, which are scheduled for delivery commencing in late 2010 and continuing through late 2012, and have an aggregate acquisition cost of approximately $127.0 million. We have traded in two aircraft in exchange for a credit of approximately $20.3 million towards these acquisition costs. We may finance some of these acquisition costs with net proceeds from our 8.625% Senior Notes, and expect to finance the balance through some combination of cash on hand or generated from operations, operating leases and borrowings under our revolving credit facility.

(2)	On October 1, 2010, we purchased two heavy aircraft pursuant to a purchase option in the lease contract. The total purchase price was $25.3 million for both aircraft and was funded with proceeds from the 8.625% Senior Notes offering. The future lease obligation amount included in the table above related to these two aircraft was $15.8 million.

(3)	Long-term debt consists of borrowings under our revolving credit facility and the principal amount of our 8.625% Senior Notes. Estimated interest costs on the long-term debt obligations set forth above, assuming the amounts outstanding at September 30, 2010 stayed constant, are $25.9 million annually for the 8.625% Senior Notes and $0.8 million annually for our revolving credit facility, based on an effective rate of 4.25%.

As of September 30, 2010, we had options to purchase aircraft under lease becoming exercisable in 2010 through 2014 for the following aggregate purchase prices, respectively: $25.3 million, $54.3 million, $51.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes. On October 1, 2010, we exercised the options exercisable in 2010, acquiring two heavy aircraft for $25.3 million, funded with the proceeds of the 8.625% Senior Notes.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 8 to the Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $18.3 million in borrowings outstanding at September 30, 2010, a ten percent increase (0.425%) in the interest rate to 4.675% would reduce our annual pre-tax earnings by less than $0.1 million.
Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2010, the market value of the notes was approximately $291.8 million, based on quoted market indications.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see “Legal Matters” in Note 3 to our financial statements included in this report, which is incorporated herein by reference.
Item 1. A. RISK FACTORS
The Macondo incident could have a material adverse effect on our business.
For information about the effects of the Macondo incident on our business during the second and third quarters of 2010, and estimated anticipated near-term effects, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I. Item 2 of this report.
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
We believe the Macondo incident is likely to result in increased costs for our exploration and production company customers operating in the Gulf of Mexico. Increased costs may cause customers to decrease their activity in the Gulf of Mexico, may decrease demand for our services, and may increase pricing pressure for our services. We cannot predict whether or to what extent drilling activities will resume in the Gulf of Mexico, due to uncertainties surrounding the timing of issuance of drilling permits by the Department of Interior and new regulations related to drilling operations.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
None.
Item 5. OTHER INFORMATION
Item 5(a). On November 5, 2010, the Compensation Committee of the Board of Directors of PHI granted retention awards in the form of restricted stock units under the Company’s Amended and Restated 1995 Incentive Compensation Plan to certain officers and senior managers, including the following:

		Number of
		Restricted
Name of Executive Officer	Title	Stock Units

Lance F. Bospflug	President and Chief Operating Officer	70,046

Michael J. McCann	Chief Financial Officer and Secretary	14,216

Richard A. Rovinelli	Chief Administrative Officer and
	Director of Human Resources	13,251
The restricted stock units will vest and be payable in non-voting common stock of the Company on January 1, 2013, if the officer continues to be employed by the Company on that date. Vesting will be accelerated upon death, disability, retirement at age 65 or later or upon a change of control of the Company.
The form of Restricted Stock Unit Agreement to be executed with respect to the grants to Messrs. Bospflug and Rovinelli is included as Exhibit 10.2 and the form of Restricted Stock Unit Agreement to be executed with respect to the grant to Mr. McCann is included as Exhibit 10.3.
A total of 162,732 restricted stock units were granted to twelve officers and senior managers with a three-year vesting period.

Item 6. EXHIBITS
(a) Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank.

4.4	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.5	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10.1	Registration Rights Agreement dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

10.2	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan.

10.3	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan.

10.4	Amendment No. 1 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan.

10.5	Amendment No. 2 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
November 8, 2010	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 8, 2010	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer