Form 10-K
period 2010-12-31
PHI INC
filed 2011-03-14
CIK 350403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Registrant’s telephone number including area code: (337) 235-2452
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock	The NASDAQ Global Market
Non-Voting Common Stock	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐ No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $187,804,604 based upon the last sales prices of the voting and non-voting common stock on June 30, 2010, as reported on the NASDAQ Global Market.
     The number of shares outstanding of each of the registrant’s classes of common stock, as of February 25, 2011 was:

Voting Common Stock	2,852,616 shares.	Non-Voting Common Stock	12,458,992 shares.
Documents Incorporated by Reference
     Portions of the registrant’s definitive Information Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.
INDEX — FORM 10-K

i

PART I
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-K (the “Annual Report”) and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the potential effects of the Macondo incident on our business, our dependence on a small number of large oil and gas industry customers, any failure to maintain our strong safety record, the effect on our operating costs of volatile fuel prices, the availability of aircraft lease financing or capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1A below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section below. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
ITEM 1. BUSINESS
General
Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers and U.S. governmental agencies such as the National Science Foundation. We also provide air medical transportation for hospitals and emergency service agencies where we operate as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services for existing customers, primarily to those that own their own aircraft. At December 31, 2010, we owned or operated 256 aircraft domestically and internationally, 162 of which were dedicated to our Oil and Gas segment, 89 of which were dedicated to our Air Medical segment, and five of which were dedicated to other operations.
Description of Operations
We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Oil and Gas. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company (“Shell”), BP America Production Company (“BP”) and ConocoPhillips Company, with whom we have worked for 30 or more years, and ExxonMobil Production Co. and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 162 aircraft in this segment.

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
We generally classify our helicopters as light (generally up to six passengers), medium (generally up to 12 passengers) or heavy/transport (up to 19 passengers), each of which serves a different transportation need of the offshore energy industry. Medium and heavy helicopters, which can fly in a wider variety of operating conditions, travel over longer distances and carry larger payloads than light helicopters, are required for crew changes on the large offshore production facilities and drilling rigs in the deepwater region of the Gulf of Mexico. Most of our Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges up to 495 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations from 50 to 200 miles offshore. (See Item 2 — Properties, for specific information by aircraft model.)
In 2004, we made a strategic decision to focus more of our business on deepwater operations because we believed it would provide a stable and profitable source of revenue. Deepwater operations tend to have longer lead times and consequently, activity levels are less susceptible to short term volatility in commodity prices. The capital commitments are also substantially larger than shallow water operations and our client base is more heavily weighted to the major integrated and larger independent oil and gas companies as a result. Finally, the majority of our transportation activity services production facilities, which adds stability to our business as these are more permanent in nature.
Since we made the strategic decision to focus more of our business on deepwater activities, we have substantially increased the proportion of medium and heavy aircraft in our fleet. From 2004 to 2010, we added 30 medium aircraft and 20 large aircraft over that time, while selling 47 light aircraft and 15 older medium aircraft. As of December 31, 2010, of the 162 aircraft dedicated to our Oil and Gas segment, 73 aircraft were classified as medium or heavy/transport.
We continue to seek to expand selectively into international markets that we believe have attractive opportunities for growth. We currently operate one aircraft in the Democratic Republic of Congo. We also operate five aircraft in Antarctica for the National Science Foundation. We recently executed an agreement to provide one aircraft to Noble Energy in support of its operations in Israel and are involved in discussions with TAM Empreendimentos e Participacoes S/A regarding the formation of a joint venture that would provide helicopter transportation services to the Brazilian oil and gas offshore market.
Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, with terms generally of one to five years. These contracts provide for payment in U.S. dollars and for a fixed monthly payment per aircraft and additional variable payments based on the number of flight hours. In 2010, approximately 89% of our domestic oil and gas-related revenues was from customer contracts. Revenues from these contracts were approximately 50% from the fixed fee component and 50% from the variable fee component.
Our contracts generally limit our exposure to increases in fuel costs by passing through to our customers fuel costs in excess of pre-agreed levels. Most of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days notice for any reason and generally without penalty, although customers have rarely exercised that right historically. In addition, many of our contracts permit our customers to increase or decrease the number of aircraft under contract with a corresponding increase or decrease in the fixed monthly payments, and without a significant penalty for a decrease. When our contracts expire, we believe that we have an advantage in renewing the contract based on the existing relationship with the customer, detailed knowledge of the specific operating environment and an established base of equipment and personnel on site.
Operating revenues from the Oil and Gas segment accounted for 67%, 65%, and 64% of consolidated operating revenues during the years ended December 31, 2010, 2009, and 2008, respectively.
Air Medical. We provide air medical transportation services for hospitals and emergency service agencies in 18 states using approximately 89 aircraft at 64 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Our Air Medical operations are headquartered in Phoenix, Arizona. The Air Medical segment’s operating revenues accounted for 31%, 33%, and 34% of consolidated operating revenues for the years ended December 31, 2010, 2009, and 2008, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $34.7 million, $32.1 million, and $37.6 million as of December 31, 2010, 2009, and 2008, respectively. The allowance for uncompensated care was $39.3 million, $28.1 million, and $20.8 million as of December 31, 2010, 2009, and 2008, respectively.
Provisions for contractual discounts and estimated uncompensated care are as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts	52%	52%	47%	33%	34%	35%
Provision for uncompensated care (1)	11%	11%	11%	37%	30%	20%

1)	The increase in the provision for uncompensated care related to Accounts Receivable at December 31, 2010, is due to increased open accounts compared to the prior year end accounts receivable.
Amounts attributable to Medicaid, Medicare, Insurance, and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2010	2009	2008
Medicaid	16%	12%	11%
Medicare	22%	18%	18%
Insurance	61%	68%	67%
Self Pay	1%	2%	4%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 16%, 15%, and 12% of the segment’s revenues for 2010, 2009, and 2008, respectively.
Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operate five aircraft for the National Science Foundation in Antarctica under this segment.
Operating revenues from the Technical Services segment accounted for 2% of consolidated operating revenues for the years ended December 31, 2010, 2009, and 2008.
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
Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Oil and Gas segment and accounted for 17%, 15%, and 13% of operating revenues for the years ended December 31, 2010, 2009, and 2008, respectively. Also, another customer in our Oil and Gas segment accounted for 14%, 13%, and 14% of operating revenues for the years ended December 31, 2010, 2009, and 2008 respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.
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
Employees
As of December 31, 2010, we employed approximately 2,222 full-time employees and 43 part-time employees, including approximately 705 pilots, 724 aircraft maintenance personnel, and 362 medical support staff.
Our domestic pilot workforce is represented by the Office and Professional Employees International Union (“OPEIU”), although we and the union do not have a current agreed upon collective bargaining agreement and are engaged in litigation. For additional information, see Item 3 — Legal Proceedings.
Governmental Regulation
We are subject to government regulation by a number of different federal and state agencies. Our flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board (“NTSB”). Standards relating to the workplace health and safety of our employees are created and monitored through the Occupational Safety and Health Administration (“OSHA”). There are a number of statutes and regulations that govern offshore operations. Our air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended. We are also subject to various federal and state environmental laws and regulations. For additional information, see Item 1A — Risk Factors — Risks Inherent in our Business — “Increased governmental regulations could increase our costs or reduce our ability to operate successfully.”
Environmental Matters
We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at our facilities, and determine whether there is a need for environmental remediation based on these surveys. For additional information, see Item 1A — Risk Factors — Risks Inherent in Our Business — “Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities,” and See Note 10 to our consolidated financial statements included in this report.
Corporate Information
In December 2005, we announced a corporate name change from “Petroleum Helicopters, Inc.” to “PHI, Inc.” In addition, the trading symbol for our voting common stock changed to “PHII,” and the symbol for our non-voting common stock changed to “PHIIK.”
In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2010, Mr. Gonsoulin owned 59.7% of our outstanding voting common stock and 4.3% of our outstanding non-voting common stock, representing 14.6% of our total outstanding equity. Mr. Gonsoulin has over 35 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc., a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico, and sold it to Pool Energy Services Co. in 1998. Pool Energy Services was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.
Our principal executive offices are located at 2001 SE Evangeline Thruway, Lafayette, Louisiana 70508, and our telephone number at that address is (337) 235-2452.
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
Our operations are affected by adverse weather conditions and seasonal factors.
We are subject to three types of weather-related or seasonal factors:
•	poor weather conditions that often prevail during winter but can develop in any season;

•	the tropical storm and hurricane season in the Gulf of Mexico; and

•	reduced daylight hours during the winter months.
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
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 79 of the 162 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under VFR. Not all of our pilots are IFR rated.
Our helicopters may not always be profitably deployed.
We are exposed to the risk that our helicopters may not always be profitably deployed. Customers often require a specific type of helicopter, which may be different from those in our fleet. Our contract terms generally are too short to recover our cost of purchasing a helicopter, subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Helicopters we acquire may not be covered by customer contracts when they are placed into service. Once a new helicopter is delivered to us, we generally spend between two and three months installing mission-specific and/or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us.
We may not be able to find alternative profitable uses for helicopters no longer under contract. For example, in the third quarter of 2010, we entered into a contract to purchase ten medium aircraft related to requirements under a new contract with a customer, which will replace aircraft being used with respect to the current contract over a two-year period. For additional information, see Note 10 to our financial statements included in this report. As a result, we must find alternative profitable uses for the helicopters that will be released under the current contract. If we cannot find an acceptably profitable use for a helicopter, or if a helicopter no longer meets our strategic objectives, including due to age, we may sell it. Prices in the used helicopter market have been volatile over time, and we may incur gains or losses from the sale of helicopters. Inability to profitably deploy helicopters in our fleet may have a material adverse effect on our financial condition, results of operation and cash flow.
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
Our Air Medical operations are highly competitive and expose us to a number of risks that we do not encounter in our oil and gas operations. For instance, the fees for our air medical services generally are paid by individual patients, insurance companies, or government agencies such as Medicare and Medicaid. As a result, our profitability in this business depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees. We are not permitted to refuse service to patients based on their inability to pay.
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
Our operations are regulated by a number of federal and state agencies. All of our flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to workplace health and safety are monitored by OSHA. We are also subject to various federal and state healthcare-related laws and regulations.
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
Our air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended.
Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities.
Our operations are subject to stringent laws and regulations relating to environmental protection. Inherent in our business is the risk of incurring significant environmental costs and liabilities due to our handling of petroleum products and generated wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical operations and waste disposal practices. Environmental laws and regulations generally require us to obtain permits such as air emissions and wastewater permits before regulated activities commence, require us to remain in compliance with the permits, restrict the types, quantities and concentration of materials that can be released into the environment in connection with regulated activities, and impose substantial liabilities for pollution resulting from operations. Failure to comply with these laws and regulations or the terms or conditions of required environmental permits may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some or all of our operations.

We currently own or lease, and have in the past owned or leased, properties that have been used for many years by persons, including us, for various aviation operational support and maintenance activities. Petroleum products and wastes may have been disposed or released on or under properties owned or leased by us or on or under other locations where we have arranged for such petroleum products or wastes to be taken for disposal or recycling. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of petroleum products or wastes was not under our control. Because operating and maintaining helicopters causes us to generate, handle and dispose of materials that may be classified as “hazardous substances,” “hazardous wastes,” or other types of regulated materials, we may incur joint and several, strict liability under applicable federal laws, including the federal Comprehensive Environmental Response, Compensation, and Liability Act, also referred to as the Superfund law and the federal Resource Conservation and Recovery Act, as well as analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, restore affected properties, or undertake measures to prevent future contamination. In addition, future spills or releases of regulated substances or the discovery of currently unknown contamination could expose us to material losses, expenditures and environmental liabilities, including liabilities resulting from lawsuits brought by private litigants or neighboring property owners or operators for personal injury or property damage related to our operations or the land on which our operations are conducted. We generally cannot recover these costs from insurance.
Changes in environmental laws, regulations or enforcement policies occur frequently, and any changes that result in more stringent or costly pollution control equipment, waste handling, storage, transport, disposal or cleanup requirements or other unforeseen liabilities could require us to make significant expenditures to attain and maintain compliance and may have a material adverse effect on our results of operations, competitive position or financial condition. For example, the U.S. Congress has considered, and almost one-half of the states have pursued regulatory initiatives designed to restrict the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming of the Earth’s atmosphere and other climatic changes, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse cap and trade programs. Any adoption of laws or regulations that limits emissions of greenhouse gases from equipment or operations could result in increased costs to reduce such emissions from our operations as well as those of our customers, and could adversely affect demand for our services.
New and proposed health care legislation and regulation could have a material impact on our business.
On March 23, 2010, the Patient Protection and Affordable Care Act became law, enacting comprehensive health care reform in the United States. Many provisions of the law that could impact our business will not become effective until 2014 or later, and require implementation through regulations that have not yet been promulgated. Accordingly, we are currently evaluating the new legislation and cannot predict with any certainty what the potential impact of the new law will be on our business. The legislation aims to expand health insurance coverage to uninsured Americans, and, among other things, expands Medicaid, requires U.S. citizens and legal residents to have health insurance coverage or pay a tax penalty, and assesses fees on employers who do not offer qualifying coverage to employees. The legislation also has provisions aimed at controlling health care costs. With respect to our Air Medical operations, we may see a decrease in reimbursement amounts from Medicaid, Medicare and commercial insurance payors, but may also see an increase in payments from individuals who were previously uninsured. Federal and state governments may propose and adopt other health care initiatives or changes to current laws and regulations, the impact of which cannot be predicted.
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
Our international operations represented approximately 2% of our total operating revenues for the year ended December 31, 2010; however, we often consider international opportunities, particularly in our Oil and Gas segment, and often in lesser developed countries, and we are currently negotiating a joint venture in Brazil. International operations, particularly in lesser developed countries, are subject to a number of risks, including:
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
RISKS SPECIFIC TO OUR COMPANY
The Macondo incident could have a material adverse effect on our business.
Our business is highly dependent on the offshore oil and gas industry, with approximately 67% of our total 2010 operating revenue attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Of this revenue, approximately 65% was attributable to deepwater operations. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities, and the margins we earn on these aircraft are generally higher than on smaller aircraft. In addition, we derive a significant amount of our revenue from a small number of major and independent oil and gas companies.
In April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at BP’s Macondo well in the Gulf of Mexico, sank after a blowout, resulting in the discharge of substantial amounts of oil until mid-July 2010, the flow of oil was stopped. On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which was preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, The Department of Interior lifted the moratorium on deepwater drilling. However, since that date, as a result of regulatory actions by the Department of Interior, there has been a “de facto” moratorium on drilling in the deep waters of the Gulf of Mexico. It is not possible to estimate whether or when drilling operations in the Gulf of Mexico will return to normal activity levels, due to uncertainties surrounding the timing of issuance of drilling permits by the Department of Interior and new regulations related to drilling operations. BP incurred significant costs related to the clean up of and damages caused by the oil spill and stopping the flow of oil from the well. BP is one of our major customers and accounted for approximately 17% and 14% of our total revenues in 2010 and 2009, respectively.
As a result of these events, we experienced increased flight activity during the cleanup process. We estimate that the flight hours related to this increased activity were approximately 7% of total flight hours for the period May 2010 through July 2010. Offsetting these increased flight hours are decreased flight hours resulting from the suspension of deepwater drilling activities in the Gulf of Mexico. We estimate that the adverse affect to our flight hours related to deepwater drilling rigs that have already demobilized are approximately 500 to 600 flight hours per month, or approximately 5% of Oil and Gas segment flight hours per month. Many of the deepwater drilling rigs we have been servicing are still on location (although not drilling), and therefore we are still conducting crew changes to those rigs. It is not possible to estimate how long these rigs will remain in their current status, but if these drilling rigs are demobilized or leave the Gulf of Mexico, there will be a further adverse affect to our flight activity. The majority of our transportation activity services production facilities, which are not directly impacted by the moratorium. This adds stability to our business as these are more permanent in nature.
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
We are highly dependent on the offshore oil and gas industry, particularly in the Gulf of Mexico.
Approximately 67% of our 2010 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Our business is highly dependent on the level of activity by oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:
•	the extent to which increased government regulation or other factors may impose increased costs, including as a result of the Macondo incident, as discussed above;

•	the supply of, and demand for, oil and natural gas and market expectations regarding supply and demand;

•	weather-related or other natural causes;

•	actions of the Organization of the Petroleum Exporting Countries, and Middle Eastern and other oil producing countries, to control prices or change production levels;

•	general economic conditions in the United States and worldwide;

•	war, civil unrest or terrorist activities; and

•	the price and availability of alternative fuels.
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
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2010, approximately 31% of our operating revenues were attributable to our two largest customers, Shell and BP, accounting for 14% and 17%, respectively. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
Our domestic pilot workforce is represented by the OPEIU although the Company and the Union do not have a current agreed upon collective bargaining agreement and the Company, the Union and individual pilots are engaged in litigation.
We are involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing our domestic pilots. For additional information, see Item 3 — Legal Proceedings.
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
General economic conditions and recent market events may expose us to new risks.
Recent events in the financial markets have contributed to severe volatility in the securities markets, a severe liquidity crisis in the global credit markets, and unprecedented government intervention. In such an environment, significant additional risks may exist for us. The recent instability in the financial markets has led the U.S. government to take a number of unprecedented actions designed to support certain financial and other institutions and segments of the financial market that have experienced extreme volatility, and in some cases, a lack of liquidity. There can be no assurance that this intervention will improve market conditions, that such conditions will not deteriorate, or that further government intervention will or will not occur.

Our Chairman of the Board and Chief Executive Officer is also our principal stockholder and has voting control of the Company.
Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 59.7% of our total voting power. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.
Provisions in our articles of incorporation and by-laws and Louisiana law make it more difficult to effect a change in control of us, which could discourage a takeover of our company and adversely affect the price of our common stock.
Although an attempted takeover of our company is unlikely by virtue of the ownership by our Chief Executive Officer of more than 50% of the total voting power of our capital stock, there are also provisions in our articles of incorporation and by-laws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of our company’s securities at a premium to the market price or would otherwise be beneficial to you. For example, our articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Aircraft
Information regarding our owned and leased aircraft fleet and 16 customer-owned aircraft that we operate as of December 31, 2010 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Passengers	Cruise Speed (mph)	Appr. Range (miles)(2)
Light Aircraft
Bell	206 / 407	99	Turbine	4 — 6	130 — 150	300 — 420
Eurocopter	BK-117 / BO-105	7	Twin Turbine	4 — 6	135	255 — 270
Eurocopter	EC-135 (1)	37	Twin Turbine	7	143	382
Eurocopter	AS350 B2 / B3	23	Turbine	5	140	337 — 385
Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1) / 430 (1)	15	Twin Turbine	8 — 13	115 — 160	300 — 370
Sikorsky	S-76 (1) A++, C+, C++	46	Twin Turbine	12	150	400
Agusta
Westland	AW-139	2	Twin Turbine	15	160	573
Transport Aircraft
Sikorsky	S-92A(1)	16	Twin Turbine	19	160	495

	Total Helicopters	245

Fixed Wing
Rockwell(3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Lear Jet(4)	31A(1)	2	Turbojet	8	527	1,437
Cessna(4)	Conquest 441(1)	2	Turboprop	6	330	1,200
Cessna	U206(1)	1	Single/Piston	6	174	900
Beech(4)	King Air(1)	4	Turboprop	8	300	1,380

	Total Fixed Wing	11

	Total Aircraft	256

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business — Risk Factors, Risks Inherent In Our Business — Our operations are affected by adverse weather conditions and seasonal factors.”

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Aircraft used for corporate purposes.

(4)	Aircraft used in the Air Medical segment, along with 81 of the rotary wing aircraft listed above.
Of the 256 aircraft listed, we own 219 and lease 21. The leased aircraft consist of 9 medium and 12 heavy and are currently used in the Oil and Gas segment. Additionally, we operate 16 aircraft owned by customers also included in the table above (eight light aircraft, seven medium and one fixed-wing).
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
We also lease property for an Executive and Marketing office in Houston, Texas and 11 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2013	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	Options to extend to June 30, 2018

Intracoastal City (Louisiana)	December 31, 2012	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2016

Houma-Terrebonne Airport (Louisiana)	July 31, 2017	95 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Facility under five separate leases, of which two contain options to extend through 2027

Galveston (Texas)	May 31, 2021	4 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	February 28, 2013	8 acres	Operational and maintenance facilities, landing pads for ten helicopters	Facility under three separate leases, of which two contain options to extend through 2026 and 2028.
Our other operations-related facilities in the United States are located at New Orleans and Lake Charles, Louisiana; at Port O’Connor, Texas; and at Theodore, Alabama.
We also operate from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.
We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 5,000 square feet of hangar space and 26,000 square feet of office space. These leases have a term to May 31, 2012 and contain options to extend for an additional five years. As of December 31, 2010, we had 32 Air Medical bases located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Tennessee, Texas and Virginia, all of which are leased. Other bases for our International and approximately 18 other Air Medical operations are generally furnished by customers.
ITEM 3. LEGAL PROCEEDINGS
As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union

(“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appeal the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. That case has been stayed by the Court until approximately April 2011, when the parties will have completed the briefing of the cross-appeals in the other litigation. Management does not expect the outcome of this litigation to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. On November 30, 2010, the court granted plaintiff leave to amend the complaint, limited discovery to the new allegations, and established a schedule for briefing dispositive motions in February 2011. The permitted discovery is now complete, and defendants filed a motion for summary judgment on February 11, 2011. Management is unable to estimate a range of reasonably possible loss for the case because a dispositive motion is pending, and discovery relating to potential damages has not commenced.
We have been named as a defendant in various other legal actions that have arisen in the ordinary course of our business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on our consolidated statement of financial condition, results of operations or cash flows.
ITEM 4. (REMOVED AND RESERVED)

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

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2010 to March 31, 2010	$24.10	$17.33	$23.15	$17.32
April 1, 2010 to June 30, 2010	22.92	14.70	23.09	14.01
July 1, 2010 to September 30, 2010	17.55	13.15	16.38	12.65
October 1, 2010 to December 31, 2010	22.32	14.54	20.16	15.17

January 1, 2009 to March 31, 2009	$18.88	$10.90	$16.28	$7.10
April 1, 2009 to June 30, 2009	21.43	10.99	19.95	9.12
July 1, 2009 to September 30, 2009	22.48	16.80	22.98	16.01
October 1, 2009 to December 31, 2009	21.57	17.17	22.63	16.31

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.
In addition, the indenture governing our 8.625% Senior Notes due 2018 restricts the payment of dividends. See Note 4 to the Consolidated Financial Statements.
As of February 25, 2011, there were approximately 824 holders of record of our voting common stock and 51 holders of record of our non-voting common stock.

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
The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Index, and a peer group, assuming the investment of $100 on January 1, 2006, at closing prices on December 31, 2005, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion, and is published daily in the Wall Street Journal. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; Seacor Holdings, Inc.; and Air Methods Corp.
Cumulative Total Returns as of December 31,

Index	2005	2006	2007	2008	2009	2010
PHI	100.00	128.01	120.33	54.34	80.29	60.77
Peer Group	100.00	163.30	197.38	113.88	141.17	153.14
OSX	100.00	161.29	243.35	97.94	157.27	134.58
Russell 2000	100.00	120.89	117.57	76.65	95.98	116.40

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

					Year Ended
	December 31,
	2010		2009		2008		2007		2006
			(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$516,935		$487,175		$509,514		$446,406		$413,118
Gain on disposition of assets, net	239		111		4,468		34,953		1,910
Net earnings (loss) (1) (2) (3) (4)	7,117		12,968		23,515		28,218		(667)
Net earnings (loss) per share
Basic	0.46		0.85		1.54		1.85		(0.05)
Diluted	0.46		0.85		1.54		1.85		(0.05)
Weighted average shares outstanding
Basic	15,312		15,307		15,295		15,279		13,911
Diluted	15,312		15,307		15,301		15,288		13,911

Cash Flow Data
Net cash provided by operating activities	$76,857		$55,272		$43,798		$25,226		$30,324
Net cash used in investing activities	(175,510)		(69,235)		(47,292)		(19,464)		(178,928)
Net cash provided by (used in) financing activities	99,780		15,305		3,228		(5,157)		146,388

Balance Sheet Data (5)
Current assets	$319,486		$245,301		$224,620		$230,029		$307,689
Working capital	268,763		207,024		173,978		176,633		254,099
Property and equipment, net	596,533		548,536		528,574		484,119		369,465
Total assets	945,139		805,506		777,182		741,296		700,970
Total debt	331,074		218,305		203,000		200,000		205,500
Shareholders’ equity	472,416		465,448		452,396		428,669		400,125

Calculation of Ratio of Earnings to Fixed Charges
Earnings
Pre-tax income from continuing operations before adjustments for income or loss from equity investees	$14,593		$21,841		$38,632		$45,689		$(1,080)
Fixed charges	37,707		31,425		27,478		26,365		25,236

Earnings, as adjusted	$52,300		$53,266		$66,110		$72,054		$24,156

Fixed Charges
Interest expensed and capitalized	$18,583		$15,144		$14,630		$15,261		$16,276
Amortized premiums, discounts and capitalized expenses related to indebtedness	806		893		885		860		967
Estimate of the interest within rental expense	18,318		15,388		11,963		10,244		7,993

Fixed charges	$37,707		$31,425		$27,478		$26,365		$24,156

Ratio of earnings to fixed charges (6)	1.4	x	1.7	x	2.4	x	2.7	x	1.0	x

(1)	Net earnings in 2010 includes an after tax charge of $5.7 million related to the refinancing of our 7.125% Senior Notes.

(2)	Net earnings in 2008 includes an after tax goodwill impairment charge of $1.6 million related to our Air Medical segment.

(3)	Net earnings in 2007 was impacted due to the pilots’ strike that commenced September 20, 2006.

(4)	Net loss in 2006 includes an after tax charge of $7.7 million related to the refinancing of our 9 3/8% Senior Notes.

(5)	As of the year ended December 31.

(6)	The term “fixed charges” means the sum of interest and the estimated interest component of our rent expense. For this calculation, fixed charges are added back to net earnings before income taxes. Ratio of earnings to fixed charges does not reflect the pro forma effect of the issuance of our $300 million 8.625% Senior Notes due 2018 or the redemption and repurchase of our $200 million 7.125% Senior Notes due 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.
Overview
On September 23, 2010, we issued $300 million of 8.625% Senior Notes due October 15, 2018. The 8.625% Senior Notes are described in Note 4 to our financial statements included in this report. Proceeds were $295.5 million, net of underwriting fees and expenses, and were used to retire $189.5 million of our $200 million 7.125% Senior Notes due 2013 pursuant to a tender offer, at a total cost of $199.0 million including the tender premium and accrued interest. We subsequently redeemed the remaining $10.5 million of 7.125% Senior Notes outstanding on October 25, 2010, at a redemption price of 103.563% of the face amount plus accrued interest. As a result of the early redemption of the 7.125% Senior Notes, we recorded a pretax charge of $9.5 million in the quarter ended September 30, 2010, which consisted of a $7.6 million premium and $1.9 million of unamortized issuance costs, resulting in a tax benefit of $3.8 million. During the third quarter 2010, we recorded a $1.5 million charge to tax expense primarily related to an increase in our valuation allowance for foreign tax credits. Anticipated exercise of aircraft lease purchase options and aircraft purchases that would occur using the net proceeds of the 8.625% Senior Notes would increase our tax depreciation and our net operating loss carryforwards, reducing the likelihood that we will be able to use these tax credits before they expire.
After the repurchase and redemption of all of our outstanding $200 million 7.125% Senior Notes as described above, we had remaining net proceeds of approximately $82.0 million. We intend to use these proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of aircraft required to perform our new contract with Shell. For additional information regarding these anticipated aircraft acquisitions, see Note 10 to our financial statements included in this report. On October 1, 2010, we purchased two heavy aircraft pursuant to a purchase option in the lease, for $25.3 million using proceeds from the note offering. We have invested the remaining net proceeds in treasuries and investment grade securities as of December 31, 2010, reflected in short-term investments on our balance sheet.
In April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at BP’s Macondo well in the Gulf of Mexico, sank after a blowout, resulting in the discharge of substantial amounts of oil until mid-July 2010, when the flow of oil was stopped. On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which was preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. However, since that date, as a result of regulatory actions by the Department of Interior, there has been a “de facto” moratorium on drilling in the deep waters of the Gulf of Mexico. It is not possible to estimate whether or when drilling operations in the Gulf of Mexico will return to normal activity levels, due to uncertainties surrounding the timing of issuance of drilling permits by the Department of Interior and new regulations related to drilling operations. BP is one of our major customers and accounted for approximately 17% and 14% of our total revenues in 2010 and 2009, respectively.
As a result of these events, we experienced increased flight activity in the second and third quarters of 2010. We estimate that the flight hours related to this increased activity were approximately 5% of Oil and Gas segment flight hours for 2010. Partially offsetting these increased flight hours are decreased flight hours resulting from the suspension of deepwater drilling activities in the Gulf of Mexico. Many of the deepwater drilling rigs we have been servicing are still on location (although not drilling), and therefore we are still conducting crew changes to those rigs. It is not possible to estimate how long these rigs will remain in their current status, but if these drilling rigs are demobilized or leave the Gulf of Mexico, there will be a further adverse affect to our flight activity. We estimate that the adverse affect to our flight hours related to deepwater drilling rigs that have already demobilized and reduced flight activity to drill rigs remaining on site with reduced crews are approximately 500 to 600 flight hours per month, or approximately 5% of Oil and Gas segment flight hours per month. Accordingly, unless deepwater drilling resumes, we expect that our revenues and profits for fiscal year 2011 will be significantly lower than in 2010. See “Risk Factors” for further discussion of the potential future impacts of the Macondo incident on our business.

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
We continue to seek to expand selectively into international markets that we believe have attractive opportunities for growth. We recently entered into an agreement to provide one aircraft to Noble Energy in support of its operations in Israel, which commenced in the fourth quarter 2010. We are also in discussions with TAM Empreendimentos e Participacoes S/A regarding the formation of a joint venture that would provide helicopter transportation services to the Brazilian oil and gas offshore market. We currently operate one aircraft in the Democratic Republic of Congo. We also operate five aircraft in Antarctica for the National Science Foundation.
Operating revenues for 2010 were $517.0 million compared to $487.2 million for 2009, an increase of $29.8 million, or 6%. Oil and Gas operating revenues increased $29.2 million compared to the prior year related primarily to increased medium and heavy aircraft revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 50% of the increase in the Oil and Gas revenues is a result of the activity in the second and third quarters related to the Deepwater Horizon incident. There was also an increase in revenue related to fuel charges due to an increase in fuel per-gallon cost. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for 2009 were adversely affected by approximately $3.1 million due to a voluntary grounding of medium aircraft in the first quarter of that year related to an accident in January 2009. Operating revenues in the Air Medical segment increased $0.4 million in 2010 due to increased hospital-based contracts, partially offset by decreased revenues in the independent provider programs. These items are discussed in more detail in the Segment Discussion below.
Flight hours for 2010 were 149,020 compared to 146,314 for 2009, an increase of 2,706. Oil and Gas segment’s flight hours increased 2,595 hours due to an increase in deepwater activity in the Gulf of Mexico and additional activity related to the Deepwater Horizon incident, but were partially offset by a decline in flight hours due to some deepwater drilling rigs demobilizing and reduced crews on others. Air Medical segment flight hours decreased 261 hours for 2010, primarily due to decreased independent provider program transports. Transports in the independent provider programs were 18,480 for the year ended December 31, 2010, compared to 19,798 transports for the prior year. Contributing to this decrease was the closure of five bases during 2010. Of the decrease of 1,318 transports, approximately 942 transports were due to the base closures. We believe the remaining decrease in transports was primarily weather related.
Our Oil and Gas segment’s operating profit was $55.3 million for the year ended December 31, 2010, compared to $51.3 million for the year ended December 31, 2009. The increase of $4.0 million was due to the increase in operating revenues of $29.2 million related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater activity in the Gulf of Mexico, primarily during the first eight months of the year. Operating expenses increased $25.5 million as a result of the additional flight activity and also as a result of operating five heavy aircraft acquired in 2009 for the entire year in 2010. These items are discussed in more detail in the Segment Discussion below. Operating margins were 16% for the years ended December 31, 2010 and December 31, 2009 for the segment.
Our Air Medical segment’s operating profit was $10.2 million for the year ended December 31, 2010, compared to operating profit of $6.0 million for the year ended December 31, 2009. Operating margins were 6% in the year ended December 31, 2010, compared to 4% in the year ended December 31, 2009. Operating profit for the year ended December 31, 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program. This credit along with decreased aircraft warranty costs contributed to the improved operating profit in the Air Medical segment. Operating profit for the year ended December 31, 2009 includes a credit of $3.6 million related to the termination of a manufacturer’s warranty program. These items are discussed in more detail in the Segment Discussion below.
Our net earnings for 2010 were $7.1 million, compared to net earnings of $13.0 million for 2009. Earnings before tax for 2010 were $14.6 million compared to earnings before tax of $21.8 million in 2009. Earnings per diluted share were $0.46 for 2010 as compared to earnings per diluted share of $0.85 for 2009. The decrease was due to the early redemption of our 7.125% Senior Notes, resulting in a $9.5 million pre-tax charge. Fiscal year 2010 and 2009 earnings include credits for termination of warranty programs of $4.3 million and $4.9 million pre-tax, respectively, and 2009 earnings include a $2.1 million pre-tax insurance provision. Additionally, as discussed above, during

2010, we recorded a valuation charge in tax expense of $1.5 million related to foreign tax credits which will expire before we are able to utilize them.
On April 1, 2010, we purchased two heavy aircraft previously under lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. In addition, on April 15, 2010, we funded the payment of interest on the 7.125% Senior notes due 2013 with $7.0 million from the revolving credit facility. In September 2010, we drew $1.9 million from the revolving credit facility to fund the acquisition of one fixed-wing aircraft, and $3.6 million for deposit on three medium aircraft pursuant to our purchase agreement. On December 1, 2010, we purchased one Lear jet for $2.3 million, funded from the revolving credit facility. We also purchased two medium aircraft in December for a total of $17.1 million funded from the revolving credit facility. On December 28, 2010, we purchased one light aircraft for $2.4 million funded from the revolving credit facility. As of December 31, 2010, the principal amount outstanding under the revolving credit facility was $31.1 million. On January 3, 2011, we purchased an additional light aircraft for $2.4 million also funded from the revolving credit facility.
On October 1, 2010, we purchased two heavy aircraft pursuant to a purchase option in the lease contract. The total purchase price was $25.3 million for both aircraft and was funded with proceeds from the offering of the 8.625% Senior Notes due 2018.

Results of Operations
The following table presents segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2010, 2009 and 2008:

		Year Ended
	December 31,
	2010	2009	2008
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$345,402	$316,198	$324,147
Air Medical	160,517	160,113	174,739
Technical Services	11,016	10,864	10,628

Total operating revenues	516,935	487,175	509,514

Segment direct expenses (1)
Oil and Gas	289,331	263,818	258,160
Air Medical	146,131	147,630	160,910
Technical Services	8,240	7,179	6,883

Total direct expenses	443,702	418,627	425,953

Segment selling, general and administrative expenses
Oil and Gas	759	1,075	1,335
Air Medical	4,195	6,484	8,716
Technical Services	31	51	76

Total selling, general and administrative expenses	4,985	7,610	10,127

Total segment direct and selling, general and administrative expenses	448,687	426,237	436,080

Net segment operating profit
Oil and Gas	55,312	51,305	64,652
Air Medical	10,191	5,999	5,113
Technical Services	2,745	3,634	3,669

Total	68,248	60,938	73,434

Other, net (2)	417	336	4,990
Unallocated selling, general and administrative expenses (1)	(25,162)	(23,396)	(21,530)
Interest expense	(19,389)	(16,037)	(15,515)
Loss on debt restructuring	(9,521)	—	—
Goodwill impairment charge	—	—	(2,747)

Earnings before income taxes	$14,593	$21,841	$38,632

Flight hours
Oil and Gas	114,122	111,527	112,341
Air Medical	33,222	33,483	36,732
Technical Services	1,676	1,304	1,613

Total	149,020	146,314	150,686

Air Medical Transports	18,480	19,798	22,647

Aircraft operated at period end
Oil and Gas	162	164	153
Air Medical	89	85	90
Technical Services	5	6	6

Total (3)	256	255	249

(1)	Included in segment direct expense and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Year Ended December 31,
	2010	2009	2008
Oil & Gas	$18,143	$16,853	$15,408
Air Medical	7,982	7,926	8,283
Technical Services	260	285	276

Total	26,385	25,064	23,967

Unallocated SG&A	$1,696	$2,700	$2,977

(2)	Includes gains on disposition of property and equipment, and other income.

(3)	Includes 16 aircraft as of December 31, 2010, December 31, 2009 and 2008 that are customer owned or leased by customers but operated by us.

Year Ended December 31, 2010 compared with Year Ended December 31, 2009
Combined Operations
Operating Revenues — Operating revenues for 2010 were $517.0 million compared to $487.2 million for 2009, an increase of $29.8 million, or 6%. Oil and Gas operating revenues increased $29.2 million compared to the prior year related primarily to increased medium and heavy aircraft revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 50% of the increase in the Oil and Gas revenues is a result of the activity in the second and third quarters related to the Deepwater Horizon incident. There was also an increase in revenue related to fuel charges due to an increase in fuel per-gallon cost. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for 2009 were adversely affected by approximately $3.1 million due to a voluntary grounding of medium aircraft in the first quarter of that year related to an accident in January 2009. Operating revenues in the Air Medical segment increased $0.4 million in 2010 due to increased hospital-based contracts, partially offset by decreased revenues in the independent provider programs. These items are discussed in more detail in the Segment Discussion below.
Other Income and Losses — Gains on equipment dispositions were $0.2 million for 2010 compared to $0.1 million for 2009. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs. Other income, which primarily represents interest income was $0.2 million for 2010 and 2009.
Direct Expenses — Direct expense was $443.7 million for 2010 compared to $418.6 million for 2009, an increase of $25.1 million, or 6%. Direct expense in the Air Medical segment decreased $1.5 million primarily due to the termination of the warranty program for certain aircraft, which reduced warranty costs in 2010. Oil and Gas segment direct expense increased $25.5 million as a result of additional flight activity of medium and heavy aircraft, and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. There was also a $1.1 million increase in the Technical Services segment direct expenses. These items are discussed in more detail in the Segment Discussion below.
Selling, General and Administrative Expenses — Selling, general and administrative expenses were $30.1 million for 2010 compared to $31.0 million for 2009, a decrease of $0.9 million, or 3%. This decrease resulted primarily from decreases in legal expenses ($0.5 million), and depreciation expense ($1.3 million), partially offset by increased employee costs ($0.9 million) due to severance costs. The decrease in legal fees, as compared to the prior year, was related to litigation associated with the pilots’ union.
Interest Expense — Interest expense was $19.4 million for 2010, compared to $16.0 million for 2009 due to refinancing our 7.125% Senior Notes and an increase in borrowings under our line of credit. The increase in borrowings under the line of credit was primarily related to aircraft purchases.
Loss on Debt Restructuring — A pre-tax charge of $9.5 million was recorded due to the early redemption of the 7.125% Senior Notes. This charge consists of a $7.6 million premium and $1.9 million of unamortized issuance costs.
Income Taxes — Income tax expense for 2010 was $7.5 million, compared to income tax expense of $8.9 million for 2009. The effective tax rate was 51% for 2010, compared to 41% for 2009. During the third quarter of 2010, we recorded a $1.5 million charge to tax expense primarily related to an increase in our valuation allowance for foreign tax credits and state net operating loss carryforwards. Anticipated aircraft purchases that would occur using the net proceeds of the 8.625% Senior Notes would increase our tax depreciation and our net operating loss carryforwards, reducing the likelihood that we will able to use these tax credits before they expire.
Net Earnings — Our net earnings for 2010 were $7.1 million, compared to net earnings of $13.0 million for 2009. Earnings before tax for 2010 were $14.6 million compared to earnings before tax of $21.8 million in 2009. Earnings per diluted share were $0.46 for 2010 as compared to earnings per diluted share of $0.85 for 2009. The decrease was due to the early redemption of our 7.125% Senior Notes, resulting in a $9.5 million pre-tax charge. Also included in 2010 earnings is a $4.3 million pre-tax credit related to termination of the warranty program for certain aircraft. We also recorded a $4.9 million pre-tax credit for termination of an aircraft warranty program in 2009. Earnings in 2009 include a $2.1 million pre-tax insurance provision. Additionally, during 2010, we recorded a valuation charge in tax expense of $1.5 million related to foreign tax credits which will expire before we are able to utilize them.

Segment Discussion
Oil and Gas — Oil and Gas segment revenues for 2010 were $345.4 million compared to $316.2 million for 2009, an increase of $29.2 million or 9%. The increase in Oil and Gas revenues was related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 50% of the increase in Oil and Gas revenues for the period is a result of increased activity during the second and third quarters related to the Deepwater Horizon incident. However, there was also a decrease in the second, third and fourth quarters related to some deepwater drilling rigs demobilizing and reduced crews on others. There was also a $4.1 million increase in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for 2009 were adversely affected by approximately $3.1 million due to the voluntary grounding of certain aircraft due to an accident in January 2009. Segment flight hours were 114,122 for 2010 compared to 111,527 for 2009, an increase of 2,595 hours.
The number of aircraft in the segment at December 31, 2010 was 162 compared to 164 aircraft at December 31, 2009. In 2010, we sold or disposed of two light aircraft in the Oil and Gas segment. We have added three new aircraft to the Oil and Gas segment during 2010, consisting of one light and two medium aircraft. In addition, we traded two medium aircraft to a manufacturer as deposits on a contract to purchase ten medium aircraft to support a contract with a customer discussed in Note 9 to our financial statements. Transfers between segments account for the remainder. For further information on our aircraft, see Item 2 — Properties contained in this Form 10-K.
Direct expense in our Oil and Gas segment was $289.3 million for the year ended December 31, 2010, compared to $263.8 million for the year ended December 31, 2009, an increase of $25.5 million. This increase was a result of additional flight activity of medium and heavy aircraft and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. The increased costs include aircraft depreciation ($1.3 million), aircraft rent ($4.3 million), aircraft parts usage ($4.2 million), and component repair costs ($2.4 million). Fuel expense increased ($4.6 million) compared to the prior year as a result of increased per-gallon fuel costs and also due to an increase in fuel usage related to medium and heavy aircraft activity. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue. Employee compensation expense increased ($6.7 million) primarily due to compensation rate increases and overtime incurred primarily as a result of additional work in the Gulf of Mexico due to the Deepwater Horizon incident. Pilot training costs increased ($1.7 million), and outside services expense increased ($1.1 million) primarily related to temporary staffing. Aircraft warranty costs increased ($0.2 million) compared to prior year due to increased flight hours for the heavy aircraft. Aircraft warranty costs include a credit of $1.2 million in 2010 and $1.3 million in 2009 related to the termination of warranty programs on certain aircraft. Aircraft insurance decreased ($1.3 million) as a result of a $2.1 million insurance provision amount recorded in January 2009 related to an accident. Other items increased ($0.3 million), net.
Selling, general and administrative expenses were $0.8 million for the year ended December 31, 2010, compared to $1.1 million for the prior year. The decrease was primarily related to decreased employee compensation expense.
Our Oil and Gas segment’s operating profit was $55.3 million for the year ended December 31, 2010, compared to $51.3 million for the year ended December 31, 2009. The increase of $4.0 million was due to the increase in operating revenues of $29.2 million, partially offset by the increase in operating expenses of $25.5 million, for the reasons described above. Operating margins were 16% for the years ended December 31, 2010 and December 31, 2009.
Air Medical — Air Medical segment revenues were $160.5 million for 2010 compared to $160.1 million for 2009, an increase of $0.4 million. The increase was primarily related to increased hospital-based contract revenues, partially offset by decreased revenues in the independent provider programs due to decreased patient transports. For 2010, patient transports totaled 18,480, compared to 19,798 transports for 2009. Of the total decrease in transports of 1,318, approximately 942 transports were related to the closure of five bases during the year. We believe the remaining decrease was primarily weather related. Flight hours were 33,222 for the year ended December 31, 2010, compared to 33,483 for the year ended December 31, 2009.

The number of aircraft in the segment was 89 at December 31, 2010, compared to 85 at December 31, 2009. We added one new medium customer owned aircraft and two fixed wing aircraft, and transferred one aircraft from the Oil and Gas segment.
Direct expense in our Air Medical segment was $146.1 million for the year ended December 31, 2010, compared to $147.6 million for the year ended December 31, 2009. The $1.5 million decrease is primarily due to decreased aircraft warranty costs ($5.3 million) due primarily to terminations of warranty programs for certain aircraft in the first quarter of 2010, and in the third quarter of 2009 that reduced ongoing warranty costs. Included in the decrease is a $3.1 million credit recorded in 2010 and a $3.6 million credit recorded in 2009, due to terminations of a warranty programs. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. Employee compensation costs decreased ($1.8 million) primarily due to the base closures and reductions in support personnel. These decreases were offset by increases in aircraft parts usage ($0.8 million), component repair costs ($2.8 million), fuel expense ($0.7 million), and aircraft insurance ($0.3 million). Other items increased ($1.0 million), net.
Selling, general and administrative expenses were $4.2 million for the year ended December 31, 2010, compared to $6.5 million for the year ended December 31, 2009. The $2.3 million decrease was primarily due to decreased employee costs ($0.9 million) and decreased expenses for outside services ($0.5 million), and other items, net ($0.9 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating profit was $10.2 million for the year ended December 31, 2010, compared to operating profit of $6.0 million for the year ended December 31, 2009. Operating margins were 6% in the year ended December 31, 2010, compared to 4% in the year ended December 31, 2009.Operating profit for 2010 and 2009 includes a credit of $3.1 million and $3.6 million, respectively, related to the termination of manufacturer’s warranty programs. Decreased aircraft warranty costs and SG&A costs contributed to the improved operating profit in the Air Medical segment.
Technical Services — Technical Services revenues were $11.0 million for the year ended December 31, 2010, compared to $10.9 million for the year ended December 31, 2009. Direct expense was $8.2 million for the year ended December 31, 2010, compared to $7.2 million for the year ended December 31, 2009. The $1.0 million increase in direct expense was primarily due to increased employee costs ($0.2 million), aircraft parts usage ($0.2 million), component repair costs ($0.1 million), and other items, net ($0.5 million).
The Technical Services segment had operating profit of $2.7 million for 2010, compared to $3.6 for 2009. Operating margins in the Technical Services segment were 25% for 2010, compared to 33% for 2009. The decrease in operating profit and margin is due to the increase in direct expenses.
Technical Services provides maintenance and repairs performed primarily for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. In addition, the Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, typically in the first and fourth quarters each year.
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
Net Earnings — Our net earnings for 2009 were $13.0 million, compared to earnings of $23.5 million for 2008. Earnings before tax for 2009 were $21.8 million compared to earnings before tax of $38.6 million in 2008. Earnings per diluted share were $0.85 for 2009 as compared to earnings per diluted share of $1.54 for 2008. Included in earnings before tax for 2009 is a $4.9 million pre-tax credit related to termination of the warranty program for certain aircraft, and a $2.1 million pre-tax insurance provision related to the retention portion of our coverage, both included in direct expenses. Earnings for the year ended December 31, 2008 included a pre-tax gain on dispositions of assets, net, of $4.5 million, an aggregate pre-tax insurance charge of $2.1 million, a non-cash pre-tax charge for impairment of goodwill of $2.7 million, and a $1.6 million pre-tax credit due to termination of the warranty program for certain aircraft. The remaining decrease in earnings before tax is due to the decrease in Oil and Gas segment operating profit caused by a decrease in medium aircraft revenues and earnings related to decreased activity on the continental shelf, a decrease due to the voluntary grounding of certain medium aircraft due to an accident January 4, 2009, and completion of a foreign contract in 2008.
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
Air Medical — Air Medical segment revenues were $160.1 million for 2009 compared to $174.7 million for 2008, a decrease of $14.6 million. The decrease was primarily related to the decrease in patient transports, which totaled 19,798 for 2009 compared to 22,647 transports for 2008. Of the total decrease in transports of 2,849, approximately 977 transports were related to the closure of six bases. We believe the remaining decrease is primarily due to the economic environment. Flight hours were 33,483 for the year ended December 31, 2009, compared to 36,732 for the year ended December 31, 2008.
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
Our Air Medical segment’s operating profit was $6.0 million for the year ended December 31, 2009, compared to operating profit of $5.1 million for the year ended December 31, 2008. Operating margins were 4% in the year ended December 31, 2009, compared to 3% in the year ended December 31, 2008. The margin increase is primarily due to decreases in expenses discussed above. Relative to our Air Medical segment in 2008 and 2009, we have experienced some adverse impact in certain regions due to economic conditions.
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
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the acquisition of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, senior notes and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions.
Cash Flow
Our cash position was $3.6 million at December 31, 2010 compared to $2.5 million at December 31, 2009. Short-term investments were $150.1 million at December 31, 2010 compared to $75.1 million at December 31, 2009. Working capital was $268.8 million at December 31, 2010 compared to $207.0 million at December 31, 2009, an increase of $61.8 million. The increase in working capital was primarily due to an increase in cash and investments from the net proceeds received from the 8.625% Senior Notes issuance.
Net cash provided by operating activities in 2010 was $76.9 million compared to $55.3 million in 2009, an increase of $21.6 million. Net earnings adjusted for non-cash items and the loss on debt restructuring contributed $54.2 million of cash flow for 2010, compared to $50.2 million for 2009, an increase of $4.0 million which is related to increased cash from operating activities.
A decrease in accounts receivable during 2010 contributed $4.8 million to cash from operations, compared to a decrease of $17.0 million for 2009. Notwithstanding a lower decrease in accounts receivable in 2009 compared to 2010, days outstanding decreased from 67 in 2009 to 63 in 2010. An increase in accounts payable and accrued liabilities contributed $13.1 million in cash from operations during 2010, compared to a use of cash in 2009 of $11.4 million due to a reduction of payables. The $13.1 million increase for 2010 includes a $7.5 million increase in accounts payable due to an increase in days outstanding and a $5.0 million increase in accrued liabilities primarily due to increased accrued interest on our 8.625% Senior Notes. Changes in inventories of spare parts provided $2.2 million in cash from operations in 2010 compared to a use of cash of $3.3 million in 2009 due to an increase in spare parts inventory in 2009.
Net cash used in investing activities was $175.5 million for 2010, compared to $69.2 million for 2009. Purchases and sales of short-term investments used a net $74.7 million in cash during 2010, compared to a net use of $33.0 million in 2009. The increase in purchases of short-term investments results primarily from the investment of approximately $82.0 million of net proceeds of our 8.625% Senior Notes remaining after the repurchase of our 7.125% Senior Notes and payment of related fees and costs. Capital expenditures for 2010 were $98.2 million compared to $57.0 million for 2009. Capital expenditures for 2010 included $86.8 million for aircraft purchases, upgrades, and refurbishments. We purchased four heavy aircraft pursuant to purchase options in the lease contracts, one light aircraft, two medium aircraft for a customer contract, and two fixed wing aircraft.
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
We have a net operating loss of $158.2 million for tax purposes as of December 31, 2010. This tax carryforward was generated by tax depreciation on aircraft purchases.

Long Term Debt
As of December 31, 2010, our total long-term debt was $331.1 million, consisting of $300 million of our 8.625% Senior Notes due 2018, and $31.1 million borrowed under our revolving credit facility. The carrying value of the facility approximates its fair value as of December 31, 2010 and 2009.
Our senior secured credit facility provides a $75 million revolving credit facility maturing in September 2012. The interest rate is the prime rate plus 100 basis points. At December 31, 2010, we had $31.1 million in borrowings under the facility. During 2010, we had a net draw on the credit facility of $12.8 million to fund aircraft purchases. During 2010, $38.2 million was the highest loan balance, with a weighted average balance of $19.7 million. During 2009, $24.1 million was the highest loan balance, with a weighted average balance of $9.5 million.
On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature October 15, 2018. Net proceeds of $295.5 million were used to repurchase and redeem our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer followed by a call for redemption of remaining notes. As a result of the early redemption of the 7.125% Senior Notes, a pre-tax charge of $9.5 million was recorded as a charge for debt restructuring in the quarter ended September 30, 2010, which consists of $7.6 million for the premium and $1.9 million of unamortized issuance costs.
For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.
After the repurchase and redemption of all of our outstanding $200 million 7.125% Senior notes as described above, we had remaining net proceeds of approximately $82.0 million. We intend to use these proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of aircraft required to perform our new contract with Shell. For additional information regarding these anticipated aircraft acquisitions, see Note 10 to our financial statements included in this report. On October 1, 2010 we purchased two heavy aircraft pursuant to a purchase option in the lease, for $25.3 million using proceeds from the note offering. We have invested the remaining net proceeds in treasuries and investment grade securities as of December 31, 2010, reflected in short-term investments on our balance sheet. As a result of the issuance of our 8.625% Senior Notes and repurchase of our 7.125% Senior Notes, our annualized interest cost will increase by $11.6 million. We anticipate that over time this increased interest cost will be offset by reductions in lease expense from the exercise of purchase options for aircraft currently leased.

Contractual Obligations
The table below sets out our contractual obligations as of December 31, 2010 related to our revolving credit facility, operating lease obligations, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2010. As of December 31, 2010, we leased 21 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2011	2012	2013	2014	2015	2015
				(Thousands of dollars)
Aircraft purchase commitments (1)	$97,628	$35,937	$61,691	$—	$—	$—	$—

Aircraft lease obligations	168,126	27,157	27,824	28,190	28,190	27,912	28,853

Other lease obligations	16,347	3,233	2,276	1,698	1,515	1,452	6,173

Long term debt (2)	331,074	—	31,074	—	—	—	300,000

	$613,175	$66,327	$122,865	$29,888	$29,705	$29,364	$335,026

(1)	In 2010, we executed a contract to acquire ten new medium aircraft for the aggregate acquisition costs of approximately $127.0 million, related to our new contract with Shell Offshore, Inc., a subsidiary of Shell, two of which were delivered in December 2010. The purchase price of these two aircraft was financed through our revolving credit facility. The remaining eight are scheduled for delivery in 2011 and through late 2012, with an aggregate acquisition cost aircraft of approximately $97.6 million. We have traded in two aircraft in exchange for a credit of approximately $20.3 million towards these acquisition costs, of which a credit of $17.6 million remained on deposit as of December 31, 2010. We may finance some of the remaining acquisition costs with net proceeds from our 8.625% Senior Notes, and expect to finance the balance through some combination of cash on hand or generated from operations, operating leases and borrowings under our revolving credit facility.

(2)	Long-term debt consists of borrowings under our revolving credit facility and the principal amount of our 8.625% Senior Notes. Estimated interest costs on the long-term debt obligations set forth above, assuming the amounts outstanding at December 31, 2010 stayed constant, are $25.9 million annually for the 8.625% Senior Notes and $1.3 million annually for our revolving credit facility, based on an effective rate of 4.25%. Theses amounts are not included in the table above.
As of December 31, 2010, we had options to purchase aircraft under lease becoming exercisable in 2011 through 2014 for the following aggregate purchase prices, respectively: $33.5 million, $44.9 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes.
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
Goodwill
Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other,” goodwill is reviewed for impairment annually, as of December 31 for the most recent completed fiscal year, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Air Medical segment compared to their book values. The test as of December 31, 2008 indicated that the book values for the Air Medical segment exceeded the fair values of the segment on that basis. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples as of December 31, 2008, compared with the test performed as of December 31, 2007. The Company did not have any goodwill recorded at December 31, 2010, 2009 or 2008, after this charge described above.
New Accounting Pronouncements
For a discussion of new accounting pronouncements applicable to the Company, see Note 1 to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to change in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $31.1 million in borrowings outstanding as of December 31, 2010, a ten percent increase (0.425%) in the interest rate to 4.675% would reduce our annual pre-tax earnings by $0.1 million.
Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the 8.625% Senior Notes, and our creditworthiness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 14, 2011

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$3,628	$2,501
Short-term investments	150,072	75,138
Accounts receivable — net
Trade	84,768	90,518
Other	4,891	3,885
Inventories of spare parts — net	59,336	61,501
Other current assets	16,233	11,018
Income taxes receivable	558	740

Total current assets	319,486	245,301

Other	29,120	11,669
Property and equipment — net	596,533	548,536

Total assets	$945,139	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,404	$14,935
Accrued liabilities	28,319	23,342

Total current liabilities	50,723	38,277

Long-term debt	331,074	218,305
Deferred income taxes	81,988	73,409
Other long-term liabilities	8,938	10,067
Commitments and contingencies (Note 10)

Shareholders’ Equity:
Voting common stock — par value of $0.10; 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock — par value of $0.10; 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(162)	(13)
Retained earnings	179,644	172,527

Total shareholders’ equity	472,416	465,448

Total liabilities and shareholders’ equity	$945,139	$805,506

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Operating revenues, net	$516,935	$487,175	$509,514
Gain on disposition of assets, net	239	111	4,468
Other, principally interest income	178	225	522

	517,352	487,511	514,504

Expenses:
Direct expenses	443,702	418,627	425,953
Selling, general and administrative expenses	30,147	31,006	31,657
Interest expense	19,389	16,037	15,515
Loss on debt restructuring	9,521	—	—
Goodwill impairment charges	—	—	2,747

	502,759	465,670	475,872

Earnings before income taxes	14,593	21,841	38,632
Income tax expense	7,476	8,873	15,117

Net earnings	$7,117	$12,968	$23,515

Earnings per share:
Basic	$0.46	$0.85	$1.54
Diluted	$0.46	$0.85	$1.54

Weighted average shares outstanding:
Basic	15,312	15,307	15,295
Diluted	15,312	15,307	15,301
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2007	2,853	$285	12,439	$1,244	$291,035	$61	$136,044	$428,669
Net earnings	—	—	—	—	—	—	23,515	23,515
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(16)	—	(16)

Total comprehensive income								23,499
Stock options exercised	—	—	10	1	227	—	—	228

Balance at December 31, 2008	2,853	285	12,449	1,245	291,262	45	159,559	452,396

Net earnings	—	—	—	—	—	—	12,968	12,968
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(58)	—	(58)

Total comprehensive income								12,910
Stock options exercised	—	—	10	1	141	—	—	142

Balance at December 31, 2009	2,853	285	12,459	1,246	291,403	(13)	172,527	465,448

Net earnings	—	—	—	—	—	—	7,117	7,117
Unrealized loss on short-term investments	—	—	—	—	—	(142)	—	(142)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(7)	—	(7)

Total comprehensive income								6,968

Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Operating activities:
Net earnings	$7,117	$12,968	$23,515
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,081	27,764	26,944
Goodwill impairment	—	—	2,747
Deferred income taxes	8,579	8,603	13,531
Gain on asset dispositions	(239)	(111)	(4,468)
Loss on debt restructuring	9,521	—	—
Other	1,124	930	922
Changes in operating assets and liabilities:
Accounts receivable	4,744	17,019	(13,338)
Inventories of spare parts	2,165	(3,252)	(2,418)
Income taxes receivable	182	242	(457)
Other assets	3,753	(1,714)	1,208
Accounts payable and accrued liabilities	13,106	(11,360)	(2,754)
Other long-term liabilities	(1,276)	4,183	(1,634)

Net cash provided by operating activities	76,857	55,272	43,798

Investing activities:
Purchase of property and equipment	(98,230)	(57,035)	(77,590)
Proceeds from asset dispositions	1,171	9,217	18,394
Purchase of short-term investments	(450,188)	(47,704)	(43,976)
Proceeds from sale of short-term investments	375,517	14,687	64,826
Payments of deposits on aircraft	(3,780)	—	(12,546)
Refund of deposits on aircraft	—	11,600	3,600

Net cash used in investing activities	(175,510)	(69,235)	(47,292)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	300,000	—	—
Premium and costs to retire debt early	(7,667)	—	—
Repayment of Senior Notes due 2013	(200,000)	—	—
Debt issuance costs	(5,322)	—	—
Proceeds from line of credit	59,287	37,750	15,800
Payments on line of credit	(46,518)	(22,445)	(12,800)
Proceeds from exercise of stock options	—	—	228

Net cash provided by financing activities	99,780	15,305	3,228

Increase (decrease) in cash	1,127	1,342	(266)
Cash, beginning of year	2,501	1,159	1,425

Cash, end of year	$3,628	$2,501	$1,159

Supplemental Disclosures Cash Flow Information

Accrued payables related to purchases of property and equipment	$352	$312	$1,510

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
A principal stockholder has substantial control. Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 59.7% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.
Revenue Recognition
The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to the Company’s Air Medical segment independent provider model services are recorded net of contractual allowances under agreements with third party payors when the services are provided. Revenues generated under the hospital based model consist of a fixed monthly rate for aircraft availability and an hourly rate for flight time. Revenues are recognized after the services are performed or the contractual obligations are met.
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
Significant estimates include:
Estimates of contractual allowances applicable to billings in the Air Medical segment,
Valuation reserve related to obsolete and excess inventory,
Depreciable lives and salvage values of property and equipment,
Valuation allowance for deferred tax assets,
Health care insurance claims and workers’ compensation liability, and
Impairment of long-lived assets.
Short-term Investments
Short-term investments consist of money market funds, commercial paper, U.S. government agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with ASC 320 “Investments-Debt and Equity Securities”, these short-term investments are classified as available for sale. The Company recorded net $0.2 million in unrealized losses in 2010. These losses are reflected as a separate component of stockholders’ equity.
Investments included in Other Assets as detailed in Note 7 are comprised of mutual funds. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.

Inventories of Spare Parts
The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $11.4 million and $9.2 million at December 31, 2010 and 2009, respectively.
Property and Equipment
The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. Leasehold improvements are amortized over the shorter of the life of the respective lease, or the asset, and range from six to ten years. The salvage value used in calculating depreciation of aircraft ranges from 25% to 54%. The Company uses accelerated depreciation methods for tax purposes. The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. We charge maintenance and repair costs to earnings as the costs are incurred. The cost of certain aircraft components are covered under a contractual arrangement with the manufacturer, commonly referred to as “power-by-the-hour” contracts. Under these agreements, we are charged an agreed amount per hour of flying time. The costs charged under these contractual arrangements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued expenses on our consolidated balance sheets. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the asset. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.
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
Self-Insurance
The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2010. As of December 31, 2010 and 2009, the Company had $1.9 million and $2.1 million, respectively, of accrued liabilities related to health care claims.
There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $1.6 million and $2.2 million for the years 2010 and 2009, respectively, related to workers’ compensation claims.
The Company has an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2010 and 2009 totaled $4.4 million and $5.2 million, respectively. The financial position and operations of the insurance captive were not significant in 2010, 2009 or 2008. The captive is fully consolidated in the accompanying consolidated financial statements.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not believe significant credit risk exists with respect to these trade accounts receivable at December 31, 2010.
PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and U.S. governmental agencies. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts in the Oil and Gas and Technical Services segments was $0.1 million at December 31, 2010 and 2009. The Company’s two largest oil and gas customers accounted for 31% of consolidated operating revenues for the year ended December 31, 2010, 28% for the year ended December 31, 2009 and 27% for the years ended December 31, 2008, respectively. The Company also carried accounts receivable from these same customers totaling 22% and 25% of net trade receivables on December 31, 2010 and 2009, respectively.
Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. The allowance for contractual discounts was $34.7 million, $32.1 million, and $37.6 million as of December 31, 2010, 2009, and 2008, respectively. The allowance for uncompensated care was $39.3 million, $28.1 million, and $20.8 million as of December 31, 2010, 2009, and 2008, respectively.
Substantially all of the Company’s cash is maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 740, “Income Taxes”, which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. On January 1, 2007, the Company adopted the provisions of ASC 740. Based on the Company’s evaluation, the Company concluded that there are no material uncertain tax positions, either individually or in the aggregate, requiring recognition in their financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001 to 2006, the tax years which remained subject to examination by major tax jurisdictions.
Earnings per Share
The Company computes basic earnings per share by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share computation uses the weighted average number of shares outstanding adjusted for incremental shares attributed to dilutive outstanding options to purchase common stock.

Deferred Financing Costs
Costs of obtaining long-term debt financing are deferred and amortized ratably over the term of the related debt agreement.
New Accounting Pronouncements
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
Comprehensive Income
Comprehensive income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, and therefore impact total shareholders’ equity, but are excluded from net earnings.
The following table summarizes the components of total comprehensive income (net of taxes):

	Year Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Net earnings	$7,117	$12,968	$23,515
Unrealized loss on short-term investments	(142)	—	—
Changes in pension plan assets and benefit obligations	(7)	(58)	(16)

Comprehensive income	$6,968	$12,910	$23,499

In the fourth quarter of 2008, the Company recorded a non-cash charge for the impairment of goodwill totaling $2.7 million related to a 2004 acquisition as part of planned expansion in the Air Medical segment. The Company performed its required annual impairment test for goodwill using a discounted cash flow analysis supported by comparative market multiples to determine the fair values of the Air Medical segment compared to their book values. The test as of December 31, 2008 indicated that the book values for the Air Medical segment exceeded the fair values of the segment on that basis. The impairment charge was primarily driven by adverse equity market conditions that caused a decrease in market multiples as of December 31, 2008, compared with the test performed as of December 31, 2007. The Company did not have any goodwill recorded at December 31, 2010, 2009 or 2008, after this charge described above.

(2) PROPERTY AND EQUIPMENT
The following table summarizes the Company’s property and equipment at December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
	(Thousands of dollars)
Flight equipment	$734,963	$674,920
Facility & improvements	42,993	36,788
Operating equipment	21,030	19,436
Data processing equipment	22,957	22,312
Vehicles	7,216	7,005
Medical equipment	6,506	3,933
Other	3,950	3,810

	839,615	768,204
Less accumulated depreciation and amortization	(243,082)	(219,668)

Property and equipment, net	$596,533	$548,536

(3) ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,	December 31,
	2010	2009
	(Thousands of dollars)
Salaries & wages	$7,560	$6,501
Vacation payable	3,800	3,621
Interest	7,210	3,173
Operating lease	1,130	2,326
Group medical	1,895	2,059
Transportations tax	1,168	1,173
Workers compensation	631	1,510
Other	4,925	2,979

Total accrued liabilities	$28,319	$23,342

(4) LONG-TERM DEBT
As of December 31, 2010, our total long-term indebtedness was $331.1 million, consisting of $300 million of our 8.625% Senior Notes due 2018 and $31.1 million borrowed under our revolving credit facility.
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
Mr. Al A. Gonsoulin, our Chairman and CEO and the Matzke Family Trust, of which Richard Matzke, one of our directors, is trustee, purchased $2 million and $1 million of the 8.625% Senior Notes, respectively.
The 8.625% Senior Notes are unconditionally guaranteed on a senior basis by our domestic subsidiaries, and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the notes at any time on or after October 15, 2014 at specified redemption prices, and prior to that time pursuant to certain make-whole provisions.

The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on dividends from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of December 31, 2010.
Our Senior Notes bear interest at a fixed rate and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At December 31, 2010, the fair market value of our 8.625% Senior Notes was $305.3 million, and the carrying value was $300.0 million. At December 31, 2009, the fair market value of our 7.125% Senior Notes was $194.0 million and the carrying value was $200.0 million.
Our senior secured revolving credit facility permits borrowings up to $75 million, contains a borrowing base of 80% of eligible receivables and 50% of the value of parts, and is due September 1, 2012. The interest rate is the prime rate plus 100 basis points. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our eligible receivables and inventory, and are guaranteed by certain of our domestic subsidiaries.
As of December 31, 2010 and December 31, 2009, we had $31.1 million and $18.3 million in borrowings under the facility, respectively. We maintain a separate letter of credit facility that had $5.5 million and $5.1 million in letters of credit outstanding at December 31, 2010 and 2009 respectively. During 2010 and 2009, the weighted average effective interest rate on amounts borrowed under the facility was 4.25% and 3.58%, respectively. We reviewed interest expense in 2010 and 2009 that could be capitalized for certain projects and any such amounts were immaterial.
The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, and consolidated net worth, and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of December 31, 2010, we were in compliance with all of the covenants under the revolving credit facility.
Cash paid for interest was $14.5 million, $14.8 million, and $14.5 million, for the years ended December 31, 2010, 2009, and 2008, respectively.
(5) INCOME TAXES
Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	185	193	178
Foreign	—	77	808
Deferred — principally Federal	7,291	8,603	14,131

Total	$7,476	$8,873	$15,117

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
		(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$5,108	35	$7,644	35	$13,519	35
Increase (decrease) in taxes resulting from:
Valuation allowance — foreign tax credit	1,175	8	—	—	—	—
Hurricane relief credit	—	—	—	—	(172)	—
State income taxes, net of federal benefit	987	7	844	4	1371	3
Other items — net	206	1	385	2	399	1

Total	$7,476	51	$8,873	41	$15,117	39

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	December 31,	December 31,
	2010	2009
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$1,691	$1,990
Foreign tax credits	5,423	5,413
Vacation accrual	1,901	1,543
Inventory valuation	5,279	4,262
Rental accrual	1,773	2,230
Allowance for uncollectible accounts	19	19
Hurricane relief credit	1,255	1,255
Goodwill impairment	—	674
Other	741	671
Net operating loss	61,140	47,513

Total deferred tax assets	79,222	65,570
Valuation allowance — state NOL	(541)	(138)
Valuation allowance — tax credit carryforwards	(1,876)	(700)

Total deferred tax assets, net	76,805	64,732

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(151,544)	(132,325)

Total deferred tax liabilities	(151,544)	(132,325)

Net deferred tax liabilities	$(74,739)	$(67,593)

A valuation allowance was recorded against certain foreign tax credits as management believes it is more likely than not that the deferred tax asset related to certain foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. A tax credit of $0.2 million was realized in 2008 as a result of Hurricanes Katrina and Rita legislation. There were no similar credits generated in 2009 or 2010. At December 31, 2010 and 2009, other current assets include $7.2 million and $5.8 million, respectively, of deferred tax assets.
The Company has net operating loss carryforwards (“NOLs”), of approximately $158.2 million that, if not used will expire beginning in 2022 through 2030. Additionally, for state income tax purposes, the Company has NOLs of approximately $141.6 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2011 through 2030, the majority of which expires in 2017 through 2025. A valuation allowance was recorded in 2010 in the amount of $403,000 for certain state NOLs that are set to expire in 2013 through 2015. Most of these NOLs arose from accelerated tax depreciation deductions related to substantial aircraft additions since 2002.
The Company also has foreign tax credits of approximately $5.4 million which expire beginning in 2014 through 2019. In 2010, we recorded a $1.2 million valuation charge in tax expense related to foreign tax credits which will expire before we are able to utilize them.
Income taxes paid were approximately $0.2 million, $0.02 million, and $0.02 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company received net income tax refunds of approximately $0.4 million, $0.03 million, and $0.03 million during the years ended December 31, 2010, 2009, and 2008, respectively.
(6) EMPLOYEE BENEFIT PLANS
The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $3.5 million and $4.2 million for the years December 31, 2010 and 2009 respectively.
Stock Based Compensation
Under the Company’s Amended and Restated 1995 Incentive Plan (the “1995 Incentive Plan”), the Company is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock. The Compensation Committee of the Board of Directors is authorized under the 1995 Incentive Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. The exercise prices of the stock option grants are equal to the fair market value of the underlying stock at the date of grant.
On November 5, 2010, the Compensation Committee of the Board of Directors of PHI granted retention awards in the form of restricted stock units under the 1995 Incentive Plan to certain officers and senior managers. The restricted stock units will vest and be payable in non-voting common stock of the Company on January 1, 2013 (or the third anniversary of employment if later), if the officer continues to be employed by the Company on that date. Vesting will be accelerated upon death, disability, retirement at age 65 or later or upon a change of control of the Company. A total of 162,732 restricted stock units were granted to twelve officers and senior managers.
At December 31, 2010, there were 116,520 voting shares and 183,802 non-voting shares available for issuance under the 1995 Incentive Plan. The Company recorded compensation expense related to the 1995 Incentive Plan for the year ended December 31, 2010 of $0.2 million. The Company did not record any compensation expense related to the 1995 Incentive Plan for the years ended December 31, 2009 and 2008.
As of December 31, 2010, there were 162,732 restricted stock units outstanding under the 1995 Incentive Plan, and no stock options or other awards outstanding under the 1995 Incentive Plan.
Incentive Compensation
In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the Company’s implemented contract proposals. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. During 2004, the Company implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, the Company accrued incentive compensation expense for 2010 of $1.6 million. For 2009, the Company did not record incentive compensation expense, as certain established requirements under the plans were not met. For the year ended December 31, 2008, the Company accrued $1.0 million of incentive compensation expense related to the plans. We also have a Safety Incentive Plan related to

Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.6 million for 2010 and 2009, and $0.5 million for 2008.
(7) OTHER ASSETS
The following table summarizes the Company’s other assets at December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
	(Thousands of dollars)
Deposits on future purchases of medium aircraft	$17,553	$—
Deposits on operating leases for aircraft	1,000	3,000
Deferred financing cost	5,400	2,903
Investments (Officers’ Deferred Compensation Plan)	3,547	4,242
Other	1,620	1,524

Total	$29,120	$11,669

(8) FAIR VALUE
The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, beginning in its 2008 fiscal year and there was no material impact to its consolidated financial statements. ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

		December 31, 2010		December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 1)
Short-term investments:
Money Market Mutual Funds	$33,968	$33,968	$—	$75,138
Commercial Paper	42,455	—	42,455	—
U.S. Government Agencies	8,013	—	8,013	—
Corporate bonds and notes	65,636	—	65,636	—

	150,072	33,968	116,104	75,138

Investments in other assets	3,547	3,547	—	4,239

Total	$153,619	$37,515	$116,104	$79,377

The Company holds its short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not active. These items may not be traded daily; examples include corporate bonds and U.S. government agencies. Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Prices are reviewed and can be challenged with the independent parties and/or overridden by the Company, if it is believed such would be more reflective of fair value. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at December 31, 2010 and 2009.

(9)	INVESTMENTS

We classify all of our short term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in other comprehensive income until realized. These gains and losses are reflected as a separate component of shareholders’ equity in our consolidated balance sheets and our consolidated statements of shareholders’ equity. Cost, gains, and losses are determined using the specific identification method.

Investments consisted of the following as of December 31, 2010:

		Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
		(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	33,968	—	—	33,968
Commercial Paper	42,471	—	(16)	42,455
U.S. Government Agencies	8,022	—	(10)	8,012
Corporate bonds and notes	65,847	4	(214)	65,637

Subtotal	150,308	4	(240)	150,072

Investments in other assets	3,547	—	—	3,547

Total	153,855	4	(240)	153,619

Investments consisted of the following as of December 31, 2009:

	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
		(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	75,138	—	—	75,138

Subtotal	75,138	—	—	75,138

Investments in other assets	4,239	—	—	4,239

Total	79,377	—	—	79,377

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2010.

	Amortized	Fair
	Costs	Value
	(Thousands of dollars)
Due in one year or less	58,740	58,704
Due within two years	57,600	57,400

Total	116,340	116,104

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31, 2010.

	Average	Average
	Coupon	Days To
	Rate%	Maturity
Commercial Paper	0.226	100
U.S. Government Agencies	0.956	555
Corporate bonds and notes	5.051	460
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2010. There were no investments in a continuous unrealized loss position for less than twelve months as of December 31, 2009.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	42,471	(16)
U.S. Government Agencies	3,993	(10)
Corporate bonds and notes	60,501	(214)

	106,965	(240)

As of December 31, 2010 and December 31, 2009, we had no investments in a continuous unrealized loss position for more than twelve months.

We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2010. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2010.

(10)	COMMITMENTS AND CONTINGENCIES

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(Thousands of dollars)
Aircraft	$30,219	$26,028	$20,424
Other	7,258	7,201	6,652

Total	$37,477	$33,229	$27,076

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

	Aircraft	Other	Total
	(Thousands of dollars)
2011	$27,157	$3,233	$30,390
2012	27,824	2,276	30,100
2013	28,190	1,698	29,888
2014	28,190	1,515	29,705
2015	27,912	1,452	29,364
Thereafter	28,853	6,173	35,026

	$168,126	$16,347	$184,473

On April 1, 2010, we purchased two heavy aircraft off lease pursuant to purchase options in the lease contract. This purchase was funded with our revolving line of credit and we drew $24.7 million for the acquisition. On October 1, 2010, we purchased two heavy aircraft pursuant to a purchase option in the lease contract. The total purchase price was $25.3 million for both aircraft and was funded with proceeds from the 8.625% Senior Notes. As of December 31, 2010 we had options to purchase aircraft under lease becoming exercisable in 2011 through 2014 for the following aggregate purchase prices, respectively: $33.5 million, $44.9 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes.

Purchase Commitments — In mid-2010, the Company executed a new contract with Shell Offshore, Inc., a subsidiary of Shell, to provide helicopter transportation services in the Gulf of Mexico through mid-2016. The contract covers 11 aircraft, and requires the Company to replace, between June 2011 and January 2013, certain of the aircraft currently on contract with ten new medium aircraft. In connection with this new contract, the Company executed a contract to acquire ten new medium aircraft with deliveries scheduled from late 2010 through late 2012, with an aggregate acquisition cost of approximately $127.0 million. The Company took delivery of two of the medium aircraft in December, 2010, financed with our revolving credit facility. During 2010, the Company traded in two aircraft in exchange for a credit of approximately $20.3 million towards the total acquisition costs, of which a credit of $17.6 remained as of December 31, 2010, recorded as a deposit against future deliveries. The Company may finance some of the remaining acquisition costs with net proceeds from the 8.625% Senior Notes, and expects to finance the balance through some combination of cash on hand or cash flows generated from operations, operating leases and borrowings under the revolving credit facility.

In 2010, in addition to the two medium aircraft described above, the Company took delivery of one light aircraft in the Oil & Gas segment, and also took delivery of one medium customer owned aircraft and two fixed wing aircraft for service in the Air Medical segment.

Environmental Matters — We have recorded an aggregate estimated probable liability of $0.2 million as of December 31, 2010 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested an Action Plan from the Company. That Plan has been approved by LDEQ and the estimated resulting cost of remediation has been determined to be just over $0.1 million that will likely be incurred over the next two years. Based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. On November 30, 2010, the court granted plaintiff leave to amend the complaint, limited discovery to the new allegations, and established a schedule for briefing dispositive motions in February 2011. The permitted discovery is now complete, and defendants filed a motion for summary judgment on February 11, 2011. Management is unable to estimate a range of reasonably possible loss for the case because a dispositive motion is pending, and discovery relating to potential damages has not commenced.

Employee Matters — As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appeal the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. That case has been stayed by the Court until approximately April 2011, when the parties will have completed the briefing of the cross-appeals in the other litigation. Management does not expect the outcome of this litigation to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(11)	BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico, the Democratic Republic of Congo, and Israel. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals under which the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s Air Evac subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers. The Company also operates five aircraft for the National Science Foundation in Antarctica under the Technical Services segment.

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

Customers of the Company in the Oil and Gas segment consist principally of major integrated energy companies and independent exploration and production companies. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable		Operating Revenues
	December 31,		Years Ended December 31,
	2010	2009	2010	2009	2008
Customer A	15%	14%	17%	15%	13%
Customer B	7%	11%	14%	13%	14%
The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2010, 2009, and 2008. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property, and equipment.

		Year Ended
	December 31,
	2010	2009	2008
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$345,402	$316,198	$324,147
Air Medical	160,517	160,113	174,739
Technical Services	11,016	10,864	10,628

Total operating revenues	516,935	487,175	509,514

Segment direct expenses
Oil and Gas	289,331	263,818	258,160
Air Medical	146,131	147,630	160,910
Technical Services	8,240	7,179	6,883

Total direct expenses	443,702	418,627	425,953

Segment selling, general and administrative expenses
Oil and Gas	759	1,075	1,335
Air Medical	4,195	6,484	8,716
Technical Services	31	51	76

Total selling, general and administrative expenses	4,985	7,610	10,127

Total direct and selling, general and administrative expenses	448,687	426,237	436,080

Net segment profit
Oil and Gas	55,312	51,305	64,652
Air Medical	10,191	5,999	5,113
Technical Services	2,745	3,634	3,669

Total	68,248	60,938	73,434

Other, net (1)	417	336	4,990
Unallocated selling, general and administrative expenses	(25,162)	(23,396)	(21,530)
Interest expense	(19,389)	(16,037)	(15,515)
Loss on debt restructuring	(9,521)	—	—
Goodwill impairment charge	—	—	(2,747)

Earnings before income taxes	$14,593	$21,841	$38,632

(1)	Including gains on disposition of property and equipment and other income.

	Year Ended
	December 31,
	2010	2009	2008
	(Thousands of dollars)
Expenditures for long-lived assets
Oil and Gas	$88,146	$36,674	$45,530
Air Medical	8,789	20,205	40,034
Corporate	1,522	1,301	793

Total	$98,457	$58,180	$86,357

		Year Ended
	December 31,
	2010	2009	2008
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$18,143	$15,926	$15,669
Air Medical	7,982	7,934	7,910
Technical Services	260	234	235
Corporate	1,696	3,670	3,130

Total	$28,081	$27,764	$26,944

Assets
Oil and Gas	$447,973	$408,802	$397,903
Air Medical	232,645	227,766	226,642
Technical Services	8,347	8,382	6,597
Corporate	256,174	160,556	146,040

Total	$945,139	$805,506	$777,182

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

		Year Ended
	December 31,
	2010	2009	2008
	(Thousands of dollars)
Operating revenues:
United States	$509,221	$480,128	$489,611
International	7,714	7,047	19,903

Total	$516,935	$487,175	$509,514

Long-Lived Assets:
United States	$592,333	$546,077	$523,626
International	4,200	2,459	4,948

Total	$596,533	$548,536	$528,574

(12)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The condensed quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
	2010	2010	2010		2010
		(Thousands of dollars, except per share data)
Operating revenues, net	$121,609	$139,597	$135,669		$120,260
Gain on disposition of assets, net	—	117	98		18
Earnings (loss) before income taxes	6,718	11,757	(1,440	)(1)	(2,442)
Net earnings (loss)	4,031	7,054	(2,443	)(1)	(1,525)
Net earnings (loss) per share
Basic	0.26	0.46	(0.16	)(1)	(0.10)
Diluted	0.26	0.46	(0.16	)(1)	(0.10)

(1)	Includes a $9.5 million charge ($5.7 million after tax) related to the refinancing of our 7.125% Senior Notes..

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(Thousands of dollars, except per share data)
Operating revenues	$116,952	$123,321	$124,183	$122,719
Gain (loss) on disposition of assets, net	272	(107)	7	(61)
Earnings before income taxes	3,457	6,110	11,589	685
Net earnings	2,075	3,666	6,953	274
Net earnings per share
Basic	0.14	0.24	0.45	0.02
Diluted	0.14	0.24	0.45	0.02
(13)	CONDENSED FINANCIAL INFORMATION — GUARANTOR SUBSIDIARIES

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$2,957	$671	$—	$3,628
Short-term investments	150,072	—	—	150,072
Accounts receivable — net	81,393	8,266	—	89,659
Intercompany receivable	—	79,810	(79,810)	—
Inventories of spare parts — net	59,336	—	—	59,336
Other current assets	16,224	9	—	16,233
Income taxes receivable	558	—	—	558

Total current assets	310,540	88,756	(79,810)	319,486

Investment in subsidiaries and others	75,114	—	(75,114)	—
Other assets	29,099	21	—	29,120
Property and equipment, net	583,091	13,442	—	596,533

Total assets	$997,844	$102,219	$(154,924)	$945,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,191	$213	$—	$22,404
Accrued liabilities	23,482	4,837	—	28,319
Intercompany payable	79,810	—	(79,810)	—

Total current liabilities	125,483	5,050	(79,810)	50,723

Long-term debt	331,074	—	—	331,074
Deferred income taxes and other long-term liabilities	68,871	22,055	—	90,926
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(162)	—	—	(162)
Retained earnings	179,644	72,440	(72,440)	179,644

Total shareholders’ equity	472,416	75,114	(75,114)	472,416

Total liabilities and shareholders’ equity	$997,844	$102,219	$(154,924)	$945,139

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$1,678	$823	$—	$2,501
Short-term investments	75,138	—	—	75,138
Accounts receivable — net	83,247	11,156	—	94,403
Intercompany receivable	—	71,484	(71,484)	—
Inventories of spare parts — net	61,501	—	—	61,501
Other current assets	11,001	17	—	11,018
Income taxes receivable	740	—	—	740

Total current assets	233,305	83,480	(71,484)	245,301

Investment in subsidiaries and others	71,291	—	(71,291)	—
Other assets	11,549	120	—	11,669
Property and equipment, net	535,539	12,997	—	548,536

Total assets	$851,684	$96,597	$(142,775)	$805,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,746	$1,189	$—	$14,935
Accrued liabilities	19,028	4,314	—	23,342
Intercompany payable	71,484	—	(71,484)	—

Total current liabilities	104,258	5,503	(71,484)	38,277

Long-term debt	218,305	—	—	218,305
Deferred income taxes and other long-term liabilities	63,673	19,803	—	83,476
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(13)	—	—	(13)
Retained earnings	172,527	68,617	(68,617)	172,527

Total shareholders’ equity	465,448	71,291	(71,291)	465,448

Total liabilities and shareholders’ equity	$851,684	$96,597	$(142,775)	$805,506

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$455,041	$61,894	$—	$516,935
Management fees	2,476	—	(2,476)	—
Gain on disposition of assets, net	239	—	—	239
Other, principally interest income	178	—	—	178

	457,934	61,894	(2,476)	517,352

Expenses:
Direct expenses	392,077	51,625	—	443,702
Management fees	—	2,476	(2,476)	—
Selling, general, and administrative	28,725	1,422	—	30,147
Equity in net earnings of consolidated subsidiaries	(3,823)	—	3,823	—
Interest expense	19,389	—	—	19,389
Loss on debt restructuring	9,521	—	—	9,521

	445,889	55,523	1,347	502,759

Earnings before income taxes	12,045	6,371	(3,823)	14,593
Income tax expense	4,928	2,548	—	7,476

Net earnings	$7,117	$3,823	$(3,823)	$7,117

	For the year ended December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$419,075	$68,100	$—	$487,175
Management fees	2,724	—	(2,724)	—
Gain on disposition of assets, net	111	—	—	111
Other, principally interest income	225	—	—	225

	422,135	68,100	(2,724)	487,511

Expenses:
Direct expenses	365,385	53,242	—	418,627
Management fees	—	2,724	(2,724)	—
Selling, general, and administrative	28,979	2,027	—	31,006
Equity in net earnings of consolidated subsidiaries	(6,064)	—	6,064	—
Interest expense	16,037	—	—	16,037

	404,337	57,993	3,340	465,670

Earnings before income taxes	17,798	10,107	(6,064)	21,841
Income tax expense	4,830	4,043	—	8,873

Net earnings	$12,968	$6,064	$(6,064)	$12,968

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$437,881	$71,633	$—	$509,514
Management fees	2,865	—	(2,865)	—
Gain on disposition of assets, net	4,468	—	—	4,468
Other, principally interest income	522	—	—	522

	445,736	71,633	(2,865)	514,504

Expenses:
Direct expenses	369,600	56,353	—	425,953
Management fees	—	2,865	(2,865)	—
Selling, general, and administrative	27,842	3,815	—	31,657
Equity in net earnings of consolidated subsidiaries	(7,571)	—	7,571	—
Interest expense	15,515	—	—	15,515
Goodwill impairment charge	2,747	—	—	2,747

	408,133	63,033	4,706	475,872

Earnings before income taxes	37,603	8,600	(7,571)	38,632
Income tax expense	14,088	1,029	—	15,117

Net earnings	$23,515	$7,571	$(7,571)	$23,515

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$74,648	$2,209	$—	$76,857

Investing activities:
Purchase of property and equipment	(95,869)	(2,361)	—	(98,230)
Proceeds from asset dispositions	1,171	—	—	1,171
Purchase of short-term investments, net	(74,671)	—	—	(74,671)
Other	(3,780)	—	—	(3,780)

Net cash used in investing activities	(173,149)	(2,361)	—	(175,510)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	300,000	—	—	300,000
Premium and costs to retire debt early	(7,667)	—	—	(7,667)
Repayment of Senior Notes, due 2013	(200,000)	—	—	(200,000)
Debt issuance costs	(5,322)	—	—	(5,322)
Proceeds on line of credit	59,287	—	—	59,287
Payments on line of credit	(46,518)	—	—	(46,518)

Net cash provided by financing activities	99,780	—	—	99,780

Increase (decrease) in cash	1,279	(152)	—	1,127
Cash, beginning of year	1,678	823	—	2,501

Cash, end of year	$2,957	$671	$—	$3,628

	For the year ended December 31, 2009
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$53,442	$1,830	$—	$55,272

Investing activities:
Purchase of property and equipment	(55,428)	(1,607)	—	(57,035)
Proceeds from asset dispositions	9,217	—	—	9,217
Purchase of short-term investments, net	(33,017)	—	—	(33,017)
Other	11,600	—	—	11,600

Net cash used in investing activities	(67,628)	(1,607)	—	(69,235)

Financing activities:
Proceeds on line of credit	37,750	—	—	37,750
Payments on line of credit	(22,445)	—	—	(22,445)

Net cash provided by financing activities	15,305	—	—	15,305

Increase in cash	1,119	223	—	1,342
Cash, beginning of year	559	600	—	1,159

Cash, end of year	$1,678	$823	$—	$2,501

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2008
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$41,171	$2,627	$—	$43,798

Investing activities:
Purchase of property and equipment	(75,142)	(2,448)	—	(77,590)
Proceeds from asset dispositions	18,394	—	—	18,394
Proceeds from sale of short-term investments, net	20,850	—	—	20,850
Other	(8,946)	—	—	(8,946)

Net cash used in investing activities	(44,844)	(2,448)	—	(47,292)

Financing activities:
Proceeds on line of credit, net	3,000	—	—	3,000
Proceeds from exercise of stock options	228	—	—	228

Net cash provided by financing activities	3,228	—	—	3,228

(Decrease) increase in cash	(445)	179	—	(266)
Cash, beginning of year	1,004	421	—	1,425

Cash, end of year	$559	$600	$—	$1,159

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
During the last quarter, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective under those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2010. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
PHI, Inc.
Lafayette, Louisiana
We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) maintained as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 14, 2011, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana
March 14, 2011

ITEM 9B.	OTHER INFORMATION
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
     Information required by this item will be included in our definitive information statement in connection with our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this item will be included in our definitive information statement in connection with our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by this item will be included in our definitive information statement in connection with our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information required by this item will be included in our definitive information statement in connection with our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
1. Financial Statements

Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets — December 31, 2010 and December 31, 2009.	35
Consolidated Statements of Operations for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.	36
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.	37
Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.	38
Notes to Consolidated Financial Statements.	39

2. Financial Statement Schedules
Schedule II — Valuation and Qualifying accounts for the years ended December 31, 2010, December 31, 2009 and December 31, 2008.	67

3. Exhibits
3	Articles of Incorporation and By-laws

3.1
(i)   Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on
Form 10-Q for the quarterly period ended June 30, 2008, filed August 7, 2008).

(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4	Instruments defining the rights of security holders, including indentures.

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.) and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

4.4	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.5	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10	Material Contracts

10.1	Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-K filed March 16, 2009).

10.2	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.3	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q filed on November 8, 2010).

10.4	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

10.5	Amendment No. 1 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q filed on November 8, 2010).

10.6	Amendment No. 2 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-Q filed on November 8, 2010).

10.7	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006).

10.8	Terms of employment of Lance Bospflug, August 6, 2008 (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2008).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

PHI, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions (1)	of Year

Year ended December 31, 2010:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	9,182	2,227	—	11,409
Allowance for contractual discounts	32,124	183,877	181,284	34,717
Allowance for uncompensated care	28,114	38,311	27,144	39,281

Year ended December 31, 2009:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,857	1,325	—	9,182
Allowance for contractual discounts	37,590	183,294	188,760	32,124
Allowance for uncompensated care	20,805	43,626	36,317	28,114

Year ended December 31, 2008:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,460	397	—	7,857
Allowance for contractual discounts	31,858	173,964	168,232	37,590
Allowance for uncompensated care	19,130	38,224	36,549	20,805

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2011.

PHI, INC.
By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin	Chairman of the Board	March 14, 2011
Al A. Gonsoulin	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Lance F. Bospflug Lance F. Bospflug	Director	March 14, 2011

/s/ Arthur J. Breault, Jr. Arthur J. Breault, Jr.	Director	March 14, 2011

/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 14, 2011

/s/ Richard H. Matzke Richard H. Matzke	Director	March 14, 2011

/s/ C. Russell Luigs C. Russell Luigs	Director	March 14, 2011

/s/ Michael J. McCann	Chief Financial Officer	March 14, 2011
Michael J. McCann	(Principal Financial and
Accounting Officer)