Form 10-Q
period 2011-03-31
PHI INC
filed 2011-05-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011
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
Registrant’s telephone number, including area code: (337) 235-2452
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐ No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011

Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$10,644	$3,628
Short-term investments	120,851	150,072
Accounts receivable — net
Trade	85,003	84,768
Other	3,105	4,891
Inventories of spare parts — net	59,632	59,336
Other current assets	16,344	16,233
Income taxes receivable	553	558

Total current assets	296,132	319,486

Other	27,876	29,120
Property and equipment — net	593,707	596,533

Total assets	$917,715	$945,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,033	$22,404
Accrued liabilities	39,049	28,319

Total current liabilities	59,082	50,723

Long-term debt	300,000	331,074
Deferred income taxes	80,254	81,988
Other long-term liabilities	8,563	8,938

Total liabilities	447,899	472,723

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10: 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock — par value of $0.10: 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(91)	(162)
Retained earnings	176,973	179,644

Total shareholders’ equity	469,816	472,416

Total liabilities and equity	$917,715	$945,139

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2011	2010
Operating revenues, net	$119,640	$121,609
Gain on disposition of assets, net	146	—
Other, principally interest income	543	37

	120,329	121,646

Expenses:
Direct expenses	108,206	104,207
Selling, general and administrative expenses	9,543	6,725
Interest expense	7,032	3,996

	124,781	114,928

(Loss) earnings before income taxes	(4,452)	6,718
Income tax (benefit) expense	(1,781)	2,687

Net (loss) earnings	$(2,671)	$4,031

Weighted average shares outstanding:
Basic	15,312	15,312
Diluted	15,312	15,312

Net (loss) earnings per share:
Basic	$(0.17)	$0.26
Diluted	$(0.17)	$0.26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416

Net loss	—	—	—	—	—	—	(2,671)	(2,671)
Unrealized gain on short-term investments	—	—	—	—	—	71	—	71

Total comprehensive loss, net of income taxes								(2,600)

Balance at March 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(91)	$176,973	$469,816

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448

Net earnings	—	—	—	—	—	—	4,031	4,031
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(8)	—	(8)

Total comprehensive income net of income taxes								4,023

Balance at March 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(21)	$176,558	$469,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended
	March 31,
	2011	2010
Operating activities:
Net (loss) earnings	$(2,671)	$4,031
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	7,498	6,689
Deferred income taxes	(1,734)	2,680
Gain on asset dispositions	(146)	—
Other	223	233
Changes in operating assets and liabilities	11,248	8,383

Net cash provided by operating activities	14,418	22,016

Investing activities:
Purchase of property and equipment	(5,380)	(5,963)
Proceeds from asset dispositions	449	—
Purchase of short-term investments	(49,493)	(1,001)
Proceeds from sale of short-term investments	78,096	—

Net cash provided by (used in) investing activities	23,672	(6,964)

Financing activities:
Proceeds from line of credit	2,376	—
Payments on line of credit	(33,450)	(10,200)

Net cash used in financing activities	(31,074)	(10,200)

Increase in cash	7,016	4,852
Cash, beginning of period	3,628	2,501

Cash, end of period	$10,644	$7,353

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$257	$243

Income taxes	$12	$5

Noncash investing activities:
Accrued payables related to purchase of property and equipment	$144	$376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the accompanying notes.
The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Therefore, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
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
Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Our Oil and Gas operations generated approximately 65% and 70% of our total operating revenue for the quarters ended March 31, 2011 and 2010, respectively.
Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in a disproportionate share of selling, general and administrative expenses compared to the Company’s other reportable segments.

We provide air medical transportation services for hospitals and emergency service agencies in 19 states using approximately 88 aircraft at 64 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended March 31, 2011 and 2010, approximately 32% and 27% of our total operating revenues were generated by our Air Medical operations, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $34.2 million and $35.1 million as of March 31, 2011 and March 31, 2010, respectively. The allowance for uncompensated care was $36.0 million and $28.5 million as of March 31, 2011 and March 31, 2010, respectively.
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended
	March 31,
	2011	2010
Gross billings	100%	100%
Provision for contractual discounts	55%	55%
Provision for uncompensated care	9%	8%
Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.
Net revenue attributable to Medicaid, Medicare, Insurance, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2011	2010
Medicaid	15%	17%
Medicare	25%	21%
Insurance	59%	61%
Self-Pay	1%	1%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 21% and 19% of the segment’s revenues for the quarters ended March 31, 2011 and 2010, respectively.

Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate six aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 3% and 2% of our total operating revenues for the quarters ended March 31, 2011 and March 31, 2010, respectively, were generated by our Technical Services operations.
Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2011 and 2010 is as follows:

	Quarter Ended
	March 31,
	2011	2010
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$77,481	$84,940
Air Medical	38,382	33,569
Technical Services	3,777	3,100

Total operating revenues	119,640	121,609

Segment direct expenses (1)
Oil and Gas	69,598	70,253
Air Medical	36,627	31,626
Technical Services	1,981	2,328

Total direct expenses	108,206	104,207

Segment selling, general and administrative expenses
Oil and Gas	882	267
Air Medical	931	1,295
Technical Services	13	7

Total selling, general and administrative expenses	1,826	1,569

Total direct and selling, general and administrative expenses	110,032	105,776

Net segment profit
Oil and Gas	7,001	14,420
Air Medical	824	648
Technical Services	1,783	765

Total net segment profit	9,608	15,833

Other, net (2)	689	37
Unallocated selling, general and administrative costs (1)	(7,717)	(5,156)
Interest expense	(7,032)	(3,996)

(Loss) earnings before income taxes	$(4,452)	$6,718

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended
	March 31,
	2011	2010
Oil and Gas	$4,940	$4,240
Air Medical	2,127	1,989
Technical Services	97	127

Total	$7,164	$6,356

Unallocated SG&A	$334	$333

(2)	Consists of gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies
Commitments — In 2010, we executed a contract to acquire ten new medium aircraft for aggregate acquisition costs of approximately $127.0 million, related to our new contract with Shell Offshore, Inc., a subsidiary of Shell, two of which were delivered in December 2010. The purchase price of these two aircraft was financed through our revolving credit facility. The remaining eight are scheduled for delivery in 2011 and through late 2012, with an aggregate acquisition cost of approximately $97.6 million. We have traded in two aircraft in exchange for a credit of approximately $20.3 million towards these acquisition costs, of which a credit of $17.6 million remained on deposit as of March 31, 2011. We may finance some of the remaining acquisition costs with net proceeds from our 8.625% Senior Notes due 2018, and expect to finance the balance through some combination of cash on hand or cash flow generated from operations, operating leases and borrowings under our revolving credit facility.
Environmental Matters — We have recorded an aggregate estimated probable liability of $0.2 million as of March 31, 2011 and December 31, 2010 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation/Corrective Action Plan (“RECAP”) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested an Action Plan (the “Plan”) from the Company. That Plan has been approved by LDEQ and the estimated resulting cost of remediation has been determined to be just over $0.1 million that will likely be incurred over the next two years. Based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring, the company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
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
On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court has now scheduled a conference call for May 24, 2011 to discuss whether the case should remain stayed or be reactivated. Management does not expect the outcome of this litigation to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
At March 31, 2011, we had approximately $177.2 million in aggregate commitments under operating leases of which approximately $23.0 million is payable through December 31, 2011, and a total of $30.5 million is payable over the twelve months ending March 31, 2012. The total lease commitments include $161.5 million for aircraft and $15.7 million for facility lease commitments.
As of March 31, 2011, we had options to purchase aircraft under lease becoming exercisable in 2011 through 2014 for the following aggregate purchase prices, respectively: $54.3 million, $51.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes. On April 4, 2011, we exercised options acquiring two heavy aircraft for $26.6 million, funded with the proceeds of the 8.625% Senior Notes due 2018, leaving $27.7 million in lease purchase options eligible to be exercised in the remainder of 2011.

4. Long-term Debt
As of March 31, 2011, our total long-term indebtedness was $300 million of our 8.625% Senior Notes due 2018 (the “8.625% Senior Notes”).
On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature in 2018. Interest is payable semi-annually in arrears on April 15 and October 15 of each year. Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 (the “7.125% Senior Notes”) pursuant to a tender offer and consent solicitation that also settled on September 23, 2010. Our total cost to repurchase those notes was $9.5 million, including the tender offer premium of $7.6 million and $1.9 million of unamortized issuance costs. We called for redemption on October 25, 2010 the remaining $10.5 million of 7.125% Senior Notes outstanding, at a redemption price of 103.563% of their face amount plus accrued interest.
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
The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on dividends from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of March 31, 2011.
In connection with the issuance of the 8.625% Senior Notes, we entered into a registration rights agreement, pursuant to which we agreed to offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the registration rights agreement the unregistered 8.625% Senior Notes that were tendered were exchanged January 19, 2011 for substantially identical notes registered under the Securities Act.
Our senior secured revolving credit facility permits borrowings up to $75 million, contains a borrowing base of 80% of eligible receivables and 50% of the value of parts and is due September 1, 2012. The interest rate is the prime rate plus 100 basis points. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our eligible receivables and parts, and are guaranteed by certain of our domestic subsidiaries.
As of March 31, 2011, we had no borrowings under the facility. As of December 31, 2010, we had $31.1 million in borrowings under the facility. We maintain a separate letter of credit facility that had $5.5 million in letters of credit outstanding as of March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011 and 2010, and the year ended December 31, 2010, the weighted average effective interest rate on amounts borrowed under the revolving credit facility was 4.25%. We reviewed interest expense for the quarters ended March 31, 2011 and 2010 that could be capitalized for certain projects and any such amounts were immaterial.
The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, and consolidated net worth, and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of March 31, 2011, we were in compliance with all of the covenants under the revolving credit facility.
Our $300 million outstanding 8.625% Senior Notes bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2011, the market value of the notes was approximately $315.6 million, based on quoted market indications.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at March 31, 2011 and December 31, 2010.
Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and uncompensated care when the services are provided. The allowance for contractual discounts was $34.2 million and $34.7 million as of March 31, 2011 and December 31, 2010, respectively. The allowance for uncompensated care was $36.0 million and $39.3 million as of March 31, 2011 and December 31, 2010, respectively.
The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	March 31,	December 31,
	2011	2010
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	34%	33%
Allowance for Uncompensated Care	36%	37%
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $9.9 million and $11.4 million at March 31, 2011 and December 31, 2010, respectively.
6. Employee Compensation
Employee Incentive Compensation — Pursuant to our incentive compensation plans, we accrued $0.3 million for the quarter ended March 31, 2010. For the quarter ended March 31, 2011, we did not accrue incentive compensation expense, as certain thresholds were not met.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.1 million and $0.2 million for the quarters ended March 31, 2011 and 2010, respectively.

7. Fair Value Measurements
Accounting standards require that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes the valuation of our short-term investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2011
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$26,735	$26,735	$—
Commercial Paper	17,483	—	17,483
U.S. Government Agencies	9,026	—	9,026
Corporate bonds and notes	67,607	—	67,607

	120,851	26,735	94,116

Investments in other assets	2,808	2,808	—

Total	$123,659	$29,543	$94,116

		December 31, 2010
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$33,968	$33,968	$—
Commercial Paper	42,455	—	42,455
U.S. Government Agencies	8,013	—	8,013
Corporate bonds and notes	65,636	—	65,636

	150,072	33,968	116,104

Investments in other assets	3,547	3,547	—

Total	$153,619	$37,515	$116,104

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
Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at March 31, 2011 and December 31, 2010.

8. Investments
We classify all of our short-term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in other comprehensive income until realized. These gains and losses are reflected as a separate component of shareholders’ equity in our consolidated balance sheets and our consolidated statements of shareholders’ equity. Cost, gains, and losses are determined using the specific identification method.
     Investments consisted of the following as of March 31, 2011:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$26,735	$—	$—	$26,735
Commercial Paper	17,487	—	(4)	17,483
U.S. Government Agencies	9,033	1	(8)	9,026
Corporate bonds and notes	67,714	8	(115)	67,607

Subtotal	120,969	9	(127)	120,851

Investments in other assets	2,808	—	—	2,808

Total	$123,777	$9	$(127)	$123,659

     Investments consisted of the following as of December 31, 2010:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$33,968	$—	$—	$33,968
Commercial Paper	42,471	—	(16)	42,455
U.S. Government Agencies	8,022	—	(10)	8,012
Corporate bonds and notes	65,847	4	(214)	65,637

Subtotal	150,308	4	(240)	150,072

Investments in other assets	3,547	—	—	3,547

Total	$153,855	$4	$(240)	$153,619

The following table presents the cost and fair value of our debt investments based on maturities as of March 31, 2011.

	Amortized	Fair
	Cost	Value
	(Thousands of dollars)
Due in one year or less	$57,790	$57,785
Due within two years	36,444	36,331

Total	$94,234	$94,116

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2010.

	Amortized	Fair
	Cost	Value
	(Thousands of dollars)
Due in one year or less	$58,740	$58,704
Due within two years	57,600	57,400

Total	$116,340	$116,104

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of March 31, 2011.

	Average	Average
	Coupon	Days To
	Rate%	Maturity
Commercial Paper	0.243	108
U.S. Government Agencies	0.919	490
Corporate bonds and notes	5.078	368
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of March 31, 2011. There were no investments in a continuous unrealized loss position for less than twelve months as of March 31, 2011.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$17,487	$(4)
U.S. Government Agencies	4,001	(8)
Corporate bonds and notes	52,258	(115)

	$73,746	$(127)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2010.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$42,471	$(16)
U.S. Government Agencies	3,993	(10)
Corporate bonds and notes	60,501	(214)

	$106,965	$(240)

As of March 31, 2011 and December 31, 2010, we had no investments in a continuous unrealized loss position for more than twelve months. Proceeds from securities for the quarter ended March 31, 2011 were $17.0 million. Related gain on sales was immaterial.
We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the twelve months ended March 31, 2011.
9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters ended March 31, 2011 and 2010.
Accumulated other comprehensive loss is included in the shareholder’s equity section of the condensed consolidated balance sheets of the Company. Accumulated other comprehensive loss in the condensed consolidated balance sheets included the following components:

	March 31,	December 31,
	2011	2010
Unrealized loss on short-term investments	$(71)	$(142)
Changes in pension plan assets and benefit obligations	(20)	(20)

	$(91)	$(162)

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$10,018	$626	$—	$10,644
Short-term investments	120,851	—	—	120,851
Accounts receivable — net	77,583	10,525	—	88,108
Intercompany receivable	—	78,898	(78,898)	—
Inventories of spare parts — net	59,632	—	—	59,632
Other current assets	16,326	18	—	16,344
Income taxes receivable	553	—	—	553

Total current assets	284,963	90,067	(78,898)	296,132

Investment in subsidiaries and other	76,947	—	(76,947)	—
Other assets	27,854	22	—	27,876
Property and equipment — net	580,755	12,952	—	593,707

Total assets	$970,519	$103,041	$(155,845)	$917,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,726	$307	$—	$20,033
Accrued liabilities	34,151	4,898	—	39,049
Intercompany payable	78,898	—	(78,898)	—

Total current liabilities	132,775	5,205	(78,898)	59,082

Long-term debt	300,000	—	—	300,000
Deferred income taxes and other long-term liabilities	67,928	20,889	—	88,817
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(91)	—	—	(91)
Retained earnings	176,973	74,273	(74,273)	176,973

Total shareholders’ equity	469,816	76,947	(76,947)	469,816

Total liabilities and shareholders’ equity	$970,519	$103,041	$(155,845)	$917,715

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$2,957	$671	$—	$3,628
Short-term investments	150,072	—	—	150,072
Accounts receivable — net	81,393	8,266	—	89,659
Intercompany receivable	—	79,810	(79,810)	—
Inventories of spare parts — net	59,336	—	—	59,336
Other current assets	16,224	9	—	16,233
Income taxes receivable	558	—	—	558

Total current assets	310,540	88,756	(79,810)	319,486

Investment in subsidiaries and others	75,114	—	(75,114)	—
Other assets	29,099	21	—	29,120
Property and equipment, net	583,091	13,442	—	596,533

Total assets	$997,844	$102,219	$(154,924)	$945,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,191	$213	$—	$22,404
Accrued liabilities	23,482	4,837	—	28,319
Intercompany payable	79,810	—	(79,810)	—

Total current liabilities	125,483	5,050	(79,810)	50,723

Long-term debt	331,074	—	—	331,074
Deferred income taxes and other long-term liabilities	68,871	22,055	—	90,926
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(162)	—	—	(162)
Retained earnings	179,644	72,440	(72,440)	179,644

Total shareholders’ equity	472,416	75,114	(75,114)	472,416

Total liabilities and shareholders’ equity	$997,844	$102,219	$(154,924)	$945,139

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended March 31, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$104,401	$15,239	$—	$119,640
Management fees	610	—	(610)	—
Other, principally interest income	689	—	—	689

	105,700	15,239	(610)	120,329

Expenses:
Direct expenses	96,923	11,283	—	108,206
Management fees	—	610	(610)	—
Selling, general, and administrative	9,251	292	—	9,543
Equity in net income of consolidated subsidiaries	(1,833)	—	1,833	—
Interest expense	7,032	—	—	7,032

	111,373	12,185	1,223	124,781

(Loss) earnings before income taxes	(5,673)	3,054	(1,833)	(4,452)
Income tax (benefit) expense	(3,002)	1,221	—	(1,781)

Net (loss) earnings	$(2,671)	$1,833	$(1,833)	$(2,671)

	For the quarter ended March 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$104,050	$17,559	$—	$121,609
Management fees	702	—	(702)	—
Other, principally interest income	37	—	—	37

	104,789	17,559	(702)	121,646

Expenses:
Direct expenses	91,112	13,095	—	104,207
Management fees	—	702	(702)	—
Selling, general, and administrative	6,280	445	—	6,725
Equity in net income of consolidated subsidiaries	(1,990)	—	1,990	—
Interest expense	3,996	—	—	3,996

	99,398	14,242	1,288	114,928

Earnings before income taxes	5,391	3,317	(1,990)	6,718
Income tax expense	1,360	1,327	—	2,687

Net earnings	$4,031	$1,990	$(1,990)	$4,031

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the quarter ended March 31, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$14,454	$(36)	$—	$14,418

Investing activities:
Purchase of property and equipment	(5,371)	(9)	—	(5,380)
Purchase of short-term investments	(49,493)	—	—	(49,493)
Proceeds from asset dispositions	449	—	—	449
Proceeds from sale of short-term investments	78,096	—	—	78,096

Net cash provided by (used in) investing activities	23,681	(9)	—	23,672

Financing activities:
Payments on line of credit — net	(31,074)	—	—	(31,074)

Net cash used in financing activities	(31,074)	—	—	(31,074)

Increase in cash	7,061	(45)	—	7,016
Cash, beginning of period	2,957	671	—	3,628

Cash, end of period	$10,018	$626	$—	$10,644

	For the quarter ended March 31, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$21,849	$167	$—	$22,016

Investing activities:
Purchase of property and equipment	(5,693)	(270)	—	(5,963)
Purchase of short-term investments	(1,001)	—	—	(1,001)

Net cash used in investing activities	(6,694)	(270)	—	(6,964)

Financing activities:
Payments on line of credit	(10,200)	—	—	(10,200)

Net cash used in financing activities	(10,200)	—	—	(10,200)

Increase in cash	4,955	(103)	—	4,852
Cash, beginning of period	1,678	823	—	2,501

Cash, end of period	$6,633	$720	$—	$7,353

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010, management’s discussion and analysis, risk factors and other information contained therein.
Forward-Looking Statements
All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on the demand for our services as a result of the Deepwater Horizon incident, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2010 and in Part II Item 1.A. of our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
Operating revenues for the three months ended March 31, 2011 were $119.6 million, compared to $121.6 million for the three months ended March 31, 2010, a decrease of $2.0 million. Oil and Gas operating revenues decreased $7.5 million for the quarter ended March 31, 2011, related primarily to decreased medium and heavy aircraft flight hours and revenues resulting mainly from the continuing impact on our business of the Deepwater Horizon incident. Operating revenues in the Air Medical segment increased $4.8 million primarily due to increased revenues in the independent provider programs of $2.9 million. This increase was due to a slight improvement in the payor mix and also due to rate increases implemented in the prior year. Operating revenues related to hospital based contracts increased $1.7 million due to increases in flight hours.
Flight hours for the quarter ended March 31, 2011 were 32,438 compared to 34,612 for the quarter ended March 31, 2010. Oil and Gas segment’s flight hours decreased 2,783 hours due to decreases in medium and heavy aircraft flight hours related to some deepwater drilling rigs that demobilized or remained on site with reduced crews, in connection with the drilling moratorium subsequent to the Deepwater Horizon incident and related demobilizations of certain drilling rigs, reduced crews on certain platforms, and delays in restarting activities. Air Medical segment flight hours increased 532 hours for the quarter ended

March 31, 2011. Individual patient transports in the Air Medical segment were 4,035 for the quarter ended March 31, 2011, compared to transports of 3,973 for the quarter ended March 31, 2010, an increase of 62 transports.
Net Oil and Gas segment profit was $7.0 million for the quarter ended March 31, 2011, compared to $14.4 million for the quarter ended March 31, 2010. The decrease of $7.4 million was primarily due to decreased revenues of $7.5 million primarily in medium and heavy aircraft revenue related to the Deepwater Horizon incident impact.
Net segment profit for the Air Medical segment was $0.8 million for the quarter ended March 31, 2011, compared to $0.6 million for the quarter ended March 31, 2010. In the quarter ended March 31, 2010, there was a $3.1 million credit recorded in direct expense related to the termination of an aircraft warranty program for certain aircraft. The increase in segment profit in the Air Medical segment was due to increased revenues and also further decreases in operating costs. The revenue increase of $4.8 million was primarily due to increased revenues in the independent provider programs and increased revenues related to hospital contracts. This is discussed further in the Segment Discussion below.
Net loss for the quarter ended March 31, 2011 was $2.7 million, or $0.17 per diluted share, compared to net earnings of $4.0 million for the quarter ended March 31, 2010, or $0.26 per diluted share. The pre-tax loss was $4.5 million for the quarter ended March 31, 2011, compared to pre-tax earnings of $6.7 million for the same period in 2010. The quarter ended March 31, 2011 includes costs of $1.0 million representing diligence and other costs incurred related to a potential acquisition in which we were unsuccessful. Interest expense increased $3.0 million, from $4.0 million in the first quarter of 2010 to $7.0 million in the first quarter of 2011, due to the issuance of the 8.625% Senior Notes. Earnings for the quarter ended March 31, 2010 included a credit of $4.3 million in direct expense related to termination of a manufacturer’s warranty program on certain aircraft.
The following tables present certain non-financial operational statistics for the quarters ended March 31, 2011 and 2010:

	Quarter Ended
	March 31,
	2011	2010
Flight hours:
Oil and Gas	24,253	27,036
Air Medical (1)	7,623	7,091
Technical Services	562	485

Total	32,438	34,612

Air Medical Transports (2)	4,035	3,973

Aircraft operated at period end:
Oil and Gas (3)	161	163
Air Medical (4)	88	86
Technical Services	6	6

Total (3) (4)	255	255

(1)	Flight hours include 2,127 flight hours associated with hospital-based contracts, compared to 1,801 flight hours in the prior year quarter.

(2)	Represents individual patient transports for the period.

(3)	Includes nine aircraft as of March 31, 2011 and 2010 that are customer owned.

(4)	Includes seven aircraft as of March 31, 2011 and 2010 that are customer owned.

Results of Operations
Quarter Ended March 31, 2011 compared with Quarter Ended March 31, 2010
Combined Operations
Revenues — Operating revenues for the three months ended March 31, 2011 were $119.6 million, compared to $121.6 million for the three months ended March 31, 2010, a decrease of $2.0 million. Oil and Gas operating revenues decreased $7.5 million for the quarter ended March 31, 2011, related primarily to decreased medium and heavy aircraft flight hours. The flight time decrease is partially due to a decrease in deepwater drilling rig support, as some drilling rigs demobilized and others remained on site but with reduced crews following the Deepwater Horizon incident and subsequent deepwater drilling moratorium. Although the Department of Interior lifted the moratorium on deepwater drilling on October 12, 2010, approximately ten deepwater drilling permits have been issued as of May 4, 2011. Of the ten permits, seven are for our customers. Operating revenues in the Air Medical segment increased $4.8 million primarily due to increased revenues in the independent provider programs. Operating revenues related to hospital based contracts increased $1.7 million due to increased flight hours.
Flight hours for the quarter ended March 31, 2011 were 32,438 compared to 34,612 for the quarter ended March 31, 2010. Oil and Gas segment’s flight hours decreased 2,783 hours due to decreased flight hours related to the demobilization of some deepwater drilling rigs we previously supported. We are still supporting some deepwater drilling rigs that remain on site with reduced crews, although they have not resumed drilling operations. Air Medical segment flight hours increased 532 hours for the quarter ended March 31, 2011. Transports in the independent provider programs were 4,035 for the quarter ended March 31, 2011, compared to 3,973 for the quarter ended March 31, 2010, an increase of 62 transports.
Other Income and Gains — Gains on asset dispositions for the three months ended March 31, 2011 were $0.1 million. There were no gains on asset dispositions for the three months ended March 31, 2010.
Other income was $0.6 million for the three months ended March 31, 2011 and less than $0.1 million for the three months ended March 31, 2010.
Direct Expenses — Direct operating expense was $108.2 million for the three months ended March 31, 2011, compared to $104.2 million for the three months ended March 31, 2010, an increase of $4.0 million. This increase was primarily due to a $4.3 million credit recorded in the prior year quarter related to termination of a warranty program for certain aircraft. Employee compensation expense increased ($1.5 million) primarily due to compensation rate increases. Aircraft rent decreased ($1.6 million) due to the purchase of four heavy aircraft in 2010 previously under lease pursuant to purchase options. Aircraft depreciation increased ($0.8 million) due to additional aircraft purchased in the prior year, including those purchased off lease. Other items increased, net ($0.8 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $9.5 million for the three months ended March 31, 2011, compared to $6.7 million for the three months ended March 31, 2010. The $2.8 million increase was primarily due to increased legal and audit fees ($1.5 million). Of this amount $1.0 million is due to expenses incurred in assessing a potential acquisition for which we were not successful. Other increases include employee compensation expense ($0.3 million), contract services ($0.3 million), and other items, net ($0.7 million).

Interest Expense — Interest expense was $7.0 million for the three months ended March 31, 2011, compared to $4.0 million for the three months ended March 31, 2010. The increase is due to refinancing our 7.125% Senior Notes with the 8.625% Senior Notes.
Income Taxes — Income tax benefit for the three months ended March 31, 2011 was $1.8 million compared to income tax expense of $2.7 million for the three months ended March 31, 2010. The effective tax rate was 40% for the three months ended March 31, 2011 and 2010.
Net Earnings — Our net loss for the three months ended March 31, 2011 was $2.7 million compared to net income of $4.0 million for the three months ended March 31, 2010. Loss before income taxes for the three months ended March 31, 2011 was $4.5 million compared to $6.7 million earnings before income taxes for the same period in 2010. Loss per diluted share was $0.17 for the current quarter compared to earnings per diluted share of $0.26 for the prior year quarter. In addition to the decline in Oil and Gas segment profits due to the continuing effects of the Deepwater Horizon incident, the decrease in earnings before taxes for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, is related to a $4.3 million credit in the prior year quarter, from the termination of a manufacturer warranty program, and also the $3.0 million increased interest expense in the first quarter of 2011, due to refinancing of our 7.125% Senior Notes. Additionally, there were $1.0 million of expenses in the first quarter of 2011 related to assessing a potential acquisition, as previously discussed. We had 15.3 million common shares outstanding during the three months ended March 31, 2011 and 2010.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $77.5 million for the three months ended March 31, 2011, compared to $84.9 million for the three months ended March 31, 2010, a decrease of $7.4 million. Flight hours were 24,253 for the current quarter compared to 27,036 for the same quarter in the prior year. The decrease in revenue is due to decreased medium and heavy aircraft revenue due primarily to decreased activity related to a decrease in deepwater drilling rig support following the Deepwater Horizon incident and subsequent deepwater drilling moratorium, as some drilling rigs demobilized and there were reduced crews on others. We have continued to conduct crew change support for a number of deepwater drilling rigs throughout the moratorium, although they have not resumed drilling operations. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. As of May 4, 2011, there have been ten deepwater drilling permits issued, of which seven are for our customers. It is not possible to estimate when further improvements in drilling operations will occur in the deepwater Gulf of Mexico due to uncertainties surrounding the timing of resumption of drilling after permits are issued, the timing of issuance of drilling permits by the Department of Interior and new regulations related to drilling operations.
The number of aircraft in the segment was 161 at March 31, 2011 and 163 at March 31, 2010. We have sold or disposed of four light and one medium aircraft in the Oil and Gas segment since March 31, 2010. We also traded two medium aircraft related to a contract to acquire ten new medium aircraft aircraft for that contract. We added four new aircraft to the Oil and Gas segment since March 31, 2010, consisting of two light and two medium aircraft. Inter-segment aircraft transfers account for the remaining amount. We also purchased four heavy aircraft off lease since March 31, 2010, which does not affect the segment aircraft count.
Direct expense in our Oil and Gas segment was $69.6 million for the three months ended March 31, 2011, compared to $70.3 million for the three months ended March 31, 2010, a decrease of $0.7 million. Aircraft rent expense decreased ($1.6 million) due to the purchase of four heavy aircraft previously under lease in 2010. There was an increase in aircraft depreciation ($0.9 million) due to additional aircraft added to the fleet in the prior year.
Our Oil and Gas segment’s operating income was $7.0 million for the three months ended March 31, 2011, compared to $14.4 million for the three months ended March 31, 2010. Operating margins were

9% for the three months ended March 31, 2011, compared to 17% for the three months ended March 31, 2010. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $38.4 million for the three months ended March 31, 2011, compared to $33.6 million for the three months ended March 31, 2010, an increase of $4.8 million. The increase was primarily due to increased revenue of $2.9 million related to the independent provider programs, as a result of rate increases and a favorable payor mix as compared to the prior year quarter. Hospital contract revenues also increased ($1.7 million) compared to the prior year quarter. Total patient transports were 4,035 for the three months ended March 31, 2011, compared to 3,973 for the three months ended March 31, 2010, an increase of 62 transports.
Flight hours were 7,623 for the three months ended March 31, 2011, compared to 7,091 for the three months ended March 31, 2010. The number of aircraft in the segment was 88 at March 31, 2011, compared to 86 at March 31, 2010. Since March 31, 2010, we added one customer-owned medium aircraft related to a hospital contract. We also acquired one fixed wing aircraft.
Direct expense in our Air Medical segment was $36.6 million for the three months ended March 31, 2011, compared to $31.6 million for the three months ended March 31, 2010. Aircraft warranty expense increased ($2.8 million) due to a $3.1 million credit in the first quarter of 2010 related to the termination of an aircraft warranty program for certain aircraft in the prior year quarter. In the quarter ended March 31, 2011, there were also increases in employee compensation expense ($1.7 million) primarily due to compensation rate increases. Other items increased, net ($0.5 million).
Selling, general and administrative expenses were $0.9 million for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010. The $0.4 million decrease is primarily due to decreased employee costs ($0.3 million) in the Air Medical segment. Other items, decreased, net ($0.1 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.
Our Air Medical segment’s operating income was $0.8 million for the three months ended March 31, 2011, compared to $0.6 million for the three months ended March 31, 2010. Operating margins were 2% for the three months ended March 31, 2011 and 2010. Included in operating income for the three months ended March 31, 2010 is a $3.1 million credit related to the termination of a warranty program for certain aircraft.
Technical Services— Technical Services revenues were $3.8 million for the three months ended March 31, 2011, compared to $3.1 million for the three months ended March 31, 2010. The $0.7 million increase was a result of increased customer activity compared to the prior year quarter. Direct expenses in our Technical Services segment were $2.0 million for the three months ended March 31, 2011, compared to $2.3 million for the three months ended March 31, 2010. Our Technical Services segment’s operating income was $1.8 million for the three months ended March 31, 2011, compared to $0.8 million for the three months ended March 31, 2010.

Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility, senior notes, and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we can typically enter into operating leases to fund these acquisitions.
On September 23, 2010, we issued $300 million of 8.625% Senior Notes due 2018 and have repurchased or redeemed all of our $200 million 7.125% Senior Notes due 2013. These transactions are discussed in Note 4 to our financial statements included in this report, and below under “Long Term Debt.”
We expect our existing cash and short-term investments, cash flow from operations and borrowings under our revolving credit facility will fund our cash requirements for the next twelve months.
Cash Flow
Our cash position was $10.6 million at March 31, 2011, compared to $3.6 million at December 31, 2010. Short-term investments were $120.9 million at March 31, 2011, compared to $150.1 million at December 31, 2010. Working capital was $237.1 million at March 31, 2011, compared to $268.8 million at December 31, 2010, a decrease of $31.7 million. The decrease in working capital was primarily due to the payoff of the revolver during the quarter, $31.0 million.
Net cash provided by operating activities was $14.4 million for the three months ended March 31, 2011, compared to $22.0 million for the same period in 2010, a decrease of $7.6 million. Net loss adjusted for non-cash items contributed $3.2 million of cash flow for the three months ended March 31, 2011, compared to $13.6 million for the same period in 2010, a decrease of $10.4 million related to operating activities. An increase in accounts payable and accrued liabilities contributed $8.4 million in cash from operations in the first quarter of 2011, compared to an increase of $5.1 million for the first quarter of 2010. The $8.4 million increase in 2011 includes $6.6 million related to interest payable on our 8.625% Senior Notes for the first quarter.
Net cash provided by investing activities was $23.7 million for the three months ended March 31, 2011, compared to a use of cash of $7.0 million for the same period in 2010. Purchases and sales of short-term investments provided a net $28.6 million in cash during the three months ended March 31, 2011 compared to a net use of $1.0 million in the comparable prior year period. The increased net proceeds from short-term investments were used to pay the outstanding balance on the revolving credit facility. Capital expenditures were $5.5 million for the three months ended March 31, 2011, compared to $6.0 million for the same period in 2010. Capital expenditures for 2011 included $4.4 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2010 included $3.4 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft sales were $0.4 million for the first quarter of 2011, compared to none for the first quarter of 2010.
Financing activities for the three months ended March 31, 2011 include only proceeds of and payments on the revolving credit facility. In 2011, we paid off the revolving credit facility balance of $31.0 million, compared to payments made on the revolver of $10.2 million for the same period in 2010.

Long Term Debt
As of March 31, 2011, our total long-term debt was $300 million, consisting of our 8.625% Senior Notes due 2018.
Our senior secured credit facility provides a $75 million revolving credit facility maturing in September 2012. The interest rate is the prime rate plus 100 basis points. At March 31, 2011, we had no borrowings under the facility. During the quarter ended March 31, 2011, $33.4 million was the highest loan balance, with a weighted average balance of $26.4 million. During the same period for 2010, $18.3 million was the highest loan balance, with a weighted average balance of $12.3 million.
On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature October 15, 2018. These Notes were offered and sold in private placements under the Securities Act of 1933, as amended (the “Securities Act”). Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer and consent solicitation that also settled on September 23, 2010. The tender offer for the 7.125% Senior Notes included a tender premium and interest totaling $7.6 million. The remaining $10.5 million of 7.125% Senior Notes outstanding were redeemed October 25, 2010, at a redemption price of 103.563% of their face amount plus accrued interest.
For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.
After the repurchase and redemption of all of our outstanding $200 million 7.125% Senior Notes as described above, we had remaining net proceeds of approximately $82.0 million. We intend to use these proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, two of which were purchased on April 4, 2011 for $26.6 million, and for the purchase of aircraft required to perform a contract with Shell. For additional information regarding these anticipated aircraft acquisitions, see Note 3 to our financial statements included in this report. Pending these uses, we have invested the net proceeds in U.S. Government Agencies and investment grade securities as of March 31, 2011, reflected in short-term investments on our balance sheet. As a result of the issuance of our 8.625% Senior Notes and repurchase of our 7.125% Senior Notes, our annualized interest cost will increase by $11.6 million. We anticipate that over time this increased interest cost will be offset by reductions in lease expense from the exercise of purchase options for aircraft currently leased.

Contractual Obligations
The table below sets out our contractual obligations as of March 31, 2011 related to our revolving credit facility, operating lease obligations, and the 8.625% Senior Notes due 2018 (the “8.625% Senior Notes”). The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of March 31, 2011, and expect to remain in compliance through the year ending December 31, 2011. As of March 31, 2011, we leased 21 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2011	2012	2013	2014	2015	2015
				(Thousands of dollars)
Aircraft purchase commitments (1)	$97,628	$35,937	$61,691	$—	$—	$—	$—

Aircraft lease obligations (2)	161,492	20,523	27,824	28,190	28,190	27,912	28,853

Other lease obligations	15,737	2,468	2,330	1,740	1,557	1,469	6,173

Long-term debt (3)	300,000	—	—	—	—	—	300,000

	$574,857	$58,928	$91,845	$29,930	$29,747	$29,381	$335,026

(1)	In 2010, we executed a contract to acquire 10 new AW139 medium aircraft related to our new contract with Shell Offshore, Inc., a subsidiary of Shell, which purchases commenced in late 2010, with the remaining purchases scheduled for delivery through late 2012. The aircraft have an aggregate acquisition cost of approximately $127.0 million. We have traded in two aircraft in exchange for a credit of approximately $20.3 million towards these acquisition costs. As of March 31, 2011, eight aircraft remained to be delivered in 2011 through late 2012, with an aggregate acquisition cost of approximately $97.6 million, against which a credit of $17.6 million remained on deposit. We may finance some of these acquisition costs with net proceeds from our 8.625% Senior Notes, and expect to finance the balance through some combination of cash on hand or generated from operations, operating leases and borrowings under our revolving credit facility.

(2)	On April 4, 2011, we purchased two heavy aircraft pursuant to a purchase option in the lease contract. The total purchase price was $26.6 million for both aircraft and was funded with proceeds from the 8.625% Senior Notes offering. The future lease obligation amount included in the table above related to these two aircraft was $17.4 million.

(3)	Long-term debt consists of the principal amount of our 8.625% Senior Notes. Estimated interest costs on the long-term debt obligations set forth above, assuming the amounts outstanding at March 31, 2011 stayed constant, are $25.9 million annually for the 8.625% Senior Notes. This amount is not included in the table above.
As of March 31, 2011, we had options to purchase aircraft under lease becoming exercisable in 2011 through 2014 for the following aggregate purchase prices, respectively: $54.3 million, (of which two aircraft were purchased on April 4, 2011 for $26.6 million), $51.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes. On April 4, 2011, we exercised the options to acquire two heavy aircraft for $26.6 million, funded with the proceeds of the 8.625% Senior Notes.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility.
Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2011, the market value of the notes was approximately $315.6 million, based on quoted market indications.
Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions. The Company holds financial instruments that are exposed to the following significant market risks:
The interest rate risk associated with the Company’s investments in money market funds, U.S. Government Agencies, commercial paper, and corporate bonds and notes. See Note 8 to the financial statements for details regarding our short-term investments.
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
Item 1. A. RISK FACTORS
Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a discussion of our risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
At PHI’s annual meeting of stockholders on May 5, 2011, for which proxies were not solicited, the board of directors that was re-nominated, as described in the Company’s Information Statement filed April 15, 2011, was re-elected in its entirety. In addition, the ratification of the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2011 was approved with 1,701,580 votes in favor, and no votes against or abstaining.
William P. Sorenson, our Director of Corporate Business Development, retired on January 3, 2011.
On May 5, 2011, the Company adopted a new annual incentive plan, the Senior Management Incentive Bonus Plan (the “Plan”), in which the Company’s executive officers and other senior managers will participate for fiscal years 2011 and beyond. The Plan is substantially similar in operation to the prior annual incentive plan described in the Company’s information statement filed April 15, 2011, except that the Plan provides that all future awards earned under the Plan will be paid in a lump sum by March 15 of the following year and not in installments as provided in the prior plan.
Item 6. EXHIBITS
(a) Exhibits

3.1	(i)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

4.4	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.5	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10.1	Agreement, Release and Waiver by and between PHI, Inc. and William Pete Sorenson executed on March 23, 2010.

10.2	Addendum to Separation Agreement, Release and Waiver by and between PHI, Inc. and William Pete Sorenson dated as of November 2, 2010.

10.3	Senior Management Incentive Bonus Plan adopted May 5, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
May 9, 2011	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 9, 2011	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer