Form 10-Q
period 2011-06-30
PHI INC
filed 2011-08-03
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$2,874	$3,628
Short-term investments	89,750	150,072
Accounts receivable — net
Trade	95,952	84,768
Other	1,773	4,891
Inventories of spare parts — net	57,288	59,336
Other current assets	12,830	16,233
Income taxes receivable	925	558

Total current assets	261,392	319,486

Other	32,424	29,120
Property and equipment — net	672,937	596,533

Total assets	$966,753	$945,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,173	$22,404
Accrued liabilities	26,631	28,319
Other current liabilities	45,800	—

Total current liabilities	91,604	50,723

Long-term debt	316,189	331,074
Deferred income taxes	80,790	81,988
Other long-term liabilities	7,550	8,938

Total liabilities	496,133	472,723

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10: 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock — par value of $0.10: 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(10)	(162)
Retained earnings	177,696	179,644

Total shareholders’ equity	470,620	472,416

Total liabilities and equity	$966,753	$945,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues, net	$135,976	$139,597	$255,616	$261,206
Gain on dispositions of assets, net	77	117	223	123
Other, principally interest income	93	5	636	36

	136,146	139,719	256,475	261,365

Expenses:
Direct expenses	120,443	116,101	228,649	220,308
Selling, general and administrative expenses	7,736	7,678	17,279	14,403
Interest expense	6,761	4,183	13,793	8,179

	134,940	127,962	259,721	242,890

Earnings (loss) before income taxes	1,206	11,757	(3,246)	18,475
Income tax expense (benefit)	483	4,703	(1,298)	7,390

Net earnings (loss)	$723	$7,054	$(1,948)	$11,085

Weighted average shares outstanding:
Basic	15,312	15,312	15,312	15,312
Diluted	15,474	15,312	15,312	15,312

Net earnings (loss) per share:
Basic	$0.05	$0.46	$(0.13)	$0.72
Diluted	$0.05	$0.46	$(0.13)	$0.72
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416

Net loss	—	—	—	—	—	—	(1,948)	(1,948)
Unrealized gain on short-term investments	—	—	—	—	—	151	—	151

Changes in pension plan assets and benefit obligations	—	—	—	—	—	1	—	1

Total comprehensive income								(1,796)

Balance at June 30, 2011	2,853	$285	12,459	$1,246	$291,403	$(10)	$177,696	$470,620

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448

Net earnings	—	—	—	—	—	—	11,085	11,085
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(13)	—	(13)

Total comprehensive income, net of income taxes								11,072

Balance at June 30, 2010	2,853	$285	12,459	$1,246	$291,403	$(26)	$183,612	$476,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net (loss) earnings	$(1,948)	$11,085
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	15,316	13,442
Deferred income taxes	(1,198)	7,099
Gain on asset dispositions	(223)	(123)
Other	615	577
Changes in operating assets and liabilities	(6,314)	(4,607)

Net cash provided by operating activities	6,248	27,473

Investing activities:
Purchase of property and equipment	(44,378)	(33,932)
Proceeds from asset dispositions	2,000	1,164
Purchase of short-term investments	(153,812)	(1,004)
Proceeds from sale of short-term investments	212,993	—
Deposits on aircraft	(8,920)	—

Net cash provided by (used in) investing activities	7,883	(33,772)

Financing activities:
Proceeds from line of credit	19,065	32,000
Payments on line of credit	(33,950)	(25,518)

Net cash (used in) provided by financing activities	(14,885)	6,482

(Decrease) increase in cash	(754)	183
Cash, beginning of period	3,628	2,501

Cash, end of period	$2,874	$2,684

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$15,112	$7,422

Income taxes	$507	$607

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$46,007	$21

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
2. Segment Information
PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We use a combination of factors to identify reportable segments as required by Accounting Standards Codification 280, “Segment Reporting.” The overriding determination of our segments is based on how the chief operating decision maker of our Company evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.
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
Effective June 30, 2011, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. These changes resulted from how our chief operating decision maker views the roles of certain corporate departments whose duties had previously been considered company-wide but now are considered to focus solely on our Oil & Gas segment’s operations. The change resulted in the reclassification of certain selling, general and administrative expenses from within the Company’s unallocated selling, general and administrative expenses to the Oil & Gas segment’s selling, general, and administrative expenses. The total amount of the reclassification was $2.2 million for the six months ended June 30, 2010, and $1.4 million for the three months ended June 30, 2010. The Company’s historical segment disclosures have been recast to be consistent with the current presentation.
Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company (“Shell”), BP America Production Company and ConocoPhillips Company, with whom we have worked for 30 or more years, and ExxonMobil Production Co. and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 164 aircraft in this segment.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Our Oil and Gas operations generated approximately 66% and 68% of our total operating revenue for the quarters ended June 30, 2011 and 2010, respectively, and approximately 66% and 69% of our total operating revenue for the six months ended June 30, 2011 and 2010, respectively.
Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.
We provide air medical transportation services for hospitals and emergency service agencies in 19 states using approximately 88 aircraft at 65 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended June 30, 2011 and 2010, approximately 33% and 31% of our total operating revenues were generated by our Air Medical operations, respectively. For the six months ended June 30, 2011 and 2010, approximately 32% and 29% of our total operating revenues were generated by our Air Medical operations, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $40.0 million and $40.1 million as of June 30, 2011 and June 30, 2010, respectively. The allowance for uncompensated care was $34.4 million and $29.9 million as of June 30, 2011 and June 30, 2010, respectively.
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	55%	53%	55%	54%
Provision for uncompensated care	9%	10%	9%	9%
Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Medicaid, Medicare, Insurance, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Medicaid	16%	15%	15%	16%
Medicare	22%	21%	24%	21%
Insurance	61%	63%	60%	62%
Self-Pay	1%	1%	1%	1%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 19% and 16% of the segment’s revenues for the quarters ended June 30, 2011 and 2010, respectively, and approximately 20% and 17% of the segment’s revenues for the six months ended June 30, 2011 and 2010, respectively
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate five aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 1% of our total operating revenues for the quarter ended June 30, 2011 and approximately 2% for the six months ended June 30, 2011 were generated by our Technical Services operations. Approximately 1% and 2% of our total operating revenues for the quarter ended June, 30, 2010 and six months ended June 30, 2010 were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2011 and 2010 is as follows:
Certain reclassifications have been made to prior fiscal year amounts to conform with the current fiscal year presentation, as discussed above. These changes had no impact on consolidated net sales or operating income.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$90,200	$94,734	$167,681	$179,674
Air Medical	44,214	43,101	82,596	76,670
Technical Services	1,562	1,762	5,340	4,862

Total operating revenues	135,976	139,597	255,616	261,206

Segment direct expenses (1)
Oil and Gas	79,779	75,845	149,377	146,098
Air Medical	38,793	38,385	75,420	70,011
Technical Services	1,871	1,871	3,852	4,199

Total direct expenses	120,443	116,101	228,649	220,308

Segment selling, general and administrative expenses
Oil and Gas	883	1,577	1,764	2,595
Air Medical	856	1,004	1,788	2,299
Technical Services	6	7	19	14

Total selling, general and administrative expenses	1,745	2,588	3,571	4,908

Total direct and selling, general and administrative expenses	122,188	118,689	232,221	225,216

Net segment profit
Oil and Gas	9,538	17,312	16,539	30,981
Air Medical	4,565	3,712	5,388	4,360
Technical Services	(315)	(116)	1,469	649

Total	13,788	20,908	23,396	35,990

Other, net (2)	170	122	859	159
Unallocated selling, general and administrative costs (1)	(5,991)	(5,090)	(13,708)	(9,495)
Interest expense	(6,761)	(4,183)	(13,793)	(8,179)

Earnings before income taxes	$1,206	$11,757	$(3,246)	$18,475

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Oil and Gas	$5,385	$4,467	$10,325	$8,725
Air Medical	2,132	1,962	4,259	3,951
Technical Services	(1)	18	96	145

Total	$7,516	$6,447	$14,680	$12,821

Unallocated SG&A	$303	$306	$636	$621

(2)	Consists of gains on disposition of property and equipment, and other income.
3. Commitments and Contingencies
Commitments — In 2010, we executed a contract to acquire ten new medium aircraft for aggregate acquisition costs of approximately $127.0 million, related to our new contract with a major customer,

two of which were delivered in December 2010. The purchase price of these two aircraft was financed through our revolving credit facility. The third aircraft was delivered in June 2011 at a purchase price of $12.0 million and was also financed through our revolving credit facility. The remaining seven are scheduled for delivery in 2011 and through late 2012, with an aggregate acquisition cost of approximately $85.6 million. We have traded in two aircraft in exchange for a credit of approximately $20.3 million towards these acquisition costs, of which a credit of $16.8 million remained as of June 30, 2011.
During the second quarter of 2011, we entered into a contract to acquire six new heavy transport aircraft for an aggregate purchase price of approximately $148.0 million. In June 2011, we took initial delivery of the first two baseline aircraft and title passed to PHI. The aircraft will be finally delivered in November 2011 when completion services are finished. In conjunction with the initial delivery of the baseline aircraft, we obtained short-term financing for the $45.8 million initial delivery payment. We intend to fund the total purchase price with an operating lease with a commercial bank at final delivery in November for both aircraft. The amount financed was recorded in other current liabilities. Two of the remaining aircraft have a delivery date in late 2011, and the balance of the deliveries will occur in 2012. These aircraft will be utilized in our Oil and Gas segment.
Total aircraft deposits of $23.2 million are included in Other Assets. This amount represents deposits for the medium and heavy transport aircraft contracts.
We may finance some of the remaining acquisition costs for the medium and heavy transport aircraft with net proceeds from our 8.625% Senior Notes due 2018, and expect to finance the balance through some combination of cash on hand or cash flow generated from operations, operating leases and borrowings under our revolving credit facility.
Environmental Matters — We have recorded an aggregate estimated probable liability of $0.2 million as of June 30, 2011 and December 31, 2010 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation/Corrective Action Plan Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested an Action Plan (the “Plan”) from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources (“DNR”) approvals were received and the project began on May 16, 2011. Based upon the May 2003 Site Assessment Report, the April 2006 update and ongoing monitoring and the August 2010 Corrective Action Plan, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the ultimate liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the

Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. On November 30, 2010, the court granted plaintiff leave to amend the complaint, limited discovery to the new allegations, and established a schedule for briefing dispositive motions. The defendants filed a motion for summary judgment on February 11, 2011. On June 23, 2011, the court granted the defendants’ motion for summary judgment, entered final judgment in favor of the defendants, and dismissed all of the plaintiff’s claims. On July 22, 2011, the plaintiff filed a notice of appeal with the U.S. Court of Appeals, Third Circuit.
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
On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court has administratively stayed this case pending the appellate court’s decision in the consolidated cases described above, which cases are scheduled for oral argument on August 31, 2011. Management does not expect the outcome of this litigation to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
At June 30, 2011, we had approximately $153.4 million in aggregate commitments under operating leases of which approximately $13.7 million is payable through December 31, 2011, and a total of $27.1 million is payable over the twelve months ending June 30, 2012. The total lease commitments include $138.1 million for aircraft and $15.3 million for facility lease commitments.
As of June 30, 2011, we had options to purchase aircraft under lease becoming exercisable in 2011 through 2014 for the following aggregate purchase prices, respectively: $27.7 million, $51.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes. On July 5, 2011, we exercised an option to acquire one medium aircraft for $6.9 million, funded with our revolving credit facility, leaving $20.8 million in lease purchase options eligible to be exercised in the remainder of 2011.
4. Long-term Debt
As of June 30, 2011, our total long-term indebtedness was $316.2 million, consisting of $300 million of our 8.625% Senior Notes due 2018 (the “8.625% Senior Notes”), and $16.2 million borrowed under our revolving credit facility.
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
The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on contributions from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of June 30, 2011.
In connection with the issuance of the 8.625% Senior Notes, we entered into a registration rights agreement, pursuant to which we agreed to offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the registration rights agreement, the unregistered 8.625% Senior Notes that were tendered were exchanged January 19, 2011 for substantially identical notes registered under the Securities Act.
Our senior secured revolving credit facility permits borrowings up to $75 million, contains a borrowing base of 80% of eligible receivables (as defined in the credit agreement) and 50% of the value of parts and is due September 1, 2012. The interest rate is the prime rate plus 100 basis points. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our eligible receivables and parts, and are guaranteed by certain of our domestic subsidiaries.
As of June 30, 2011, we had $16.2 million in borrowings under the facility. As of December 31, 2010, we had $31.1 million in borrowings under the facility. We maintain a separate letter of credit facility that had $5.5 million in letters of credit outstanding as of June 30, 2011 and December 31, 2010. During the six months ended June 30, 2011 and 2010, the weighted average effective interest rate on amounts borrowed under the revolving credit facility was 4.25%. We reviewed interest expense for the quarters ended June 30, 2011 and 2010 that could be capitalized for certain projects and any such amounts were immaterial.
The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, and consolidated net worth, and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of June 30, 2011, we were in compliance with all of the covenants under the revolving credit facility.
Our $300 million outstanding 8.625% Senior Notes bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2011, the market value of the notes was approximately $296.3 million, based on quoted market indications.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at June 30, 2011 and December 31, 2010.
Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $40.0 million and $34.7 million as of June 30, 2011 and December 31, 2010, respectively. The allowance for uncompensated care was $34.4 million and $39.3 million as of June 30, 2011 and December 31, 2010, respectively.
The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	June 30,	December 31,
	2011	2010
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	37%	33%
Allowance for Uncompensated Care	32%	37%

We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $11.4 million at June 30, 2011 and December 31, 2010.
6. Employee Compensation
Employee Incentive Compensation — Pursuant to our incentive compensation plans, we accrued $1.1 million and $1.3 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2011, we did not accrue incentive compensation expense as certain thresholds were not met.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.2 million and $0.3 million for the quarter and six months ended June 30, 2011, respectively. For the quarter and six months ended June 30, 2010, we expensed $0.1 million and $0.3 million, respectively.
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2011
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$38,941	$38,941	$—
Commercial Paper	12,997	—	12,997
Corporate bonds and notes	37,812	—	37,812

	89,750	38,941	50,809

Investments in other assets	2,868	2,868	—

Total	$92,618	$41,809	$50,809

		December 31, 2010
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$33,968	$33,968	$—
Commercial Paper	42,455	—	42,455
U.S. Government Agencies	8,013	—	8,013
Corporate bonds and notes	65,636	—	65,636

	150,072	33,968	116,104

Investments in other assets	3,547	3,547	—

Total	$153,619	$37,515	$116,104

The Company holds its short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as short-term investments.

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
Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at June 30, 2011 and December 31, 2010.
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
     Investments consisted of the following as of June 30, 2011:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$38,941	$—	$—	$38,941
Commercial Paper	12,997	1	(1)	12,997
Corporate bonds and notes	37,797	36	(21)	37,812

Subtotal	89,735	37	(22)	89,750

Investments in other assets	2,868	—	—	2,868

Total	$92,603	$37	$(22)	$92,618

     Investments consisted of the following as of December 31, 2010:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$33,968	$—	$—	$33,968
Commercial Paper	42,471	—	(16)	42,455
U.S. Government Agencies	8,022	—	(10)	8,012
Corporate bonds and notes	65,847	4	(214)	65,637

Subtotal	150,308	4	(240)	150,072

Investments in other assets	3,547	—	—	3,547

Total	$153,855	$4	$(240)	$153,619

The following table presents the cost and fair value of our debt investments based on maturities as of June 30, 2011.

	Amortized	Fair
	Cost	Value
	(Thousands of dollars)
Due in one year or less	$23,610	$23,613
Due within two years	27,184	27,196

Total	$50,794	$50,809

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2010.

	Amortized	Fair
	Cost	Value
	(Thousands of dollars)
Due in one year or less	$58,740	$58,704
Due within two years	57,600	57,400

Total	$116,340	$116,104

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of June 30, 2011.

	Average	Average
	Coupon	Days To
	Rate (%)	Maturity
Commercial Paper	0.258	35
Corporate bonds and notes	5.215	365
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of June 30, 2011.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$5,499	$(1)
Corporate bonds and notes	13,287	(21)

	$18,786	$(22)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2010.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$42,471	$(16)
U.S. Government Agencies	3,993	(10)
Corporate bonds and notes	60,501	(214)

	$106,965	$(240)

As of June 30, 2011 and December 31, 2010, we had no investments in a continuous unrealized loss position for more than twelve months.
We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the six months ended June 30, 2011.
9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters ended June 30, 2011 and 2010.
Accumulated other comprehensive loss is included in the shareholder’s equity section of the condensed consolidated balance sheets of the Company. Accumulated other comprehensive loss in the condensed consolidated balance sheets included the following components:

	June 30,	December 31,
	2011	2010
Unrealized gain (loss) on short-term investments	$9	$(142)
Changes in pension plan assets and benefit obligations	(19)	(20)

	$(10)	$(162)

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$1,957	$917	$—	$2,874
Short-term investments	89,750	—	—	89,750
Accounts receivable — net	88,336	9,389	—	97,725
Intercompany receivable	—	84,123	(84,123)	—
Inventories of spare parts — net	57,288	—	—	57,288
Other current assets	12,816	14	—	12,830
Income taxes receivable	925	—	—	925

Total current assets	251,072	94,443	(84,123)	261,392

Investment in subsidiaries and other	78,617	—	(78,617)	—
Other assets	32,403	21	—	32,424
Property and equipment — net	660,399	12,538	—	672,937

Total assets	$1,022,491	$107,002	$(162,740)	$966,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,515	$658	$—	$19,173
Accrued liabilities	21,481	5,150	—	26,631
Other current liabilities	45,800	—	—	45,800
Intercompany payable	84,123	—	(84,123)	—

Total current liabilities	169,919	5,808	(84,123)	91,604

Long-term debt	316,189	—	—	316,189
Deferred income taxes and other long-term
liabilities	65,763	22,577	—	88,340
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(10)	—	—	(10)
Retained earnings	177,696	75,943	(75,943)	177,696

Total shareholders’ equity	470,620	78,617	(78,617)	470,620

Total liabilities and shareholders’ equity	$1,022,491	$107,002	$(162,740)	$966,753

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended June 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$120,033	$15,943	$—	$135,976
Management fees	637	—	(637)	—
Gain on dispositions of assets, net	77	—	—	77
Other, principally interest income	93	—	—	93

	120,840	15,943	(637)	136,146

Expenses:
Direct expenses	108,180	12,263	—	120,443
Management fees	—	637	(637)	—
Selling, general, and administrative expenses	7,479	257	—	7,736
Equity in net income of consolidated subsidiaries	(1,670)	—	1,670	—
Interest expense	6,761	—	—	6,761

	120,750	13,157	1,033	134,940

Earnings before income taxes	90	2,786	(1,670)	1,206
Income tax (benefit) expense	(633)	1,116	—	483

Net earnings	$723	$1,670	$(1,670)	$723

	For the quarter ended June 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$123,442	$16,155	$—	$139,597
Management fees	647	—	(647)	—
Gain on dispositions of assets, net	117	—	—	117
Other, principally interest income	5	—	—	5

	124,211	16,155	(647)	139,719

Expenses:
Direct expenses	102,422	13,679	—	116,101
Management fees	—	647	(647)	—
Selling, general and administrative expenses	7,357	321	—	7,678
Equity in net income of consolidated subsidiaries	(905)	—	905	—
Interest expense	4,183	—	—	4,183

	113,057	14,647	258	127,962

Earnings before income taxes	11,154	1,508	(905)	11,757
Income tax expense	4,100	603	—	4,703

Net earnings	$7,054	$905	$(905)	$7,054

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$224,434	$31,182	$—	$255,616
Management fees	1,247	—	(1,247)	—
Gain on dispositions of assets, net	223	—	—	223
Other, principally interest income	636	—	—	636

	226,540	31,182	(1,247)	256,475

Expenses:
Direct expenses	205,103	23,546	—	228,649
Management fees	—	1,247	(1,247)	—
Selling, general and administrative expenses	16,730	549	—	17,279
Equity in net income of consolidated subsidiaries	(3,503)	—	3,503	—
Interest expense	13,793	—	—	13,793

	232,123	25,342	2,256	259,721

(Loss) earnings before income taxes	(5,583)	5,840	(3,503)	(3,246)
Income tax (benefit) expense	(3,635)	2,337	—	(1,298)

Net (loss) earnings	$(1,948)	$3,503	$(3,503)	$(1,948)

	For the six months ended June 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Operating revenues, net	$227,492	$33,714	$—	$261,206
Management fees	1,349	—	(1,349)	—
Gain on dispositions of assets, net	123	—	—	123
Other, principally interest income	36	—	—	36

	229,000	33,714	(1,349)	261,365

Expenses:
Direct expenses	193,534	26,774	—	220,308
Management fees	—	1,349	(1,349)	—
Selling, general and administrative expenses	13,637	766	—	14,403
Equity in net income of consolidated subsidiaries	(2,895)	—	2,895	—
Interest expense	8,179	—	—	8,179

	212,455	28,889	1,546	242,890

Earnings before income taxes	16,545	4,825	(2,895)	18,475
Income tax expense	5,460	1,930	—	7,390

Net earnings	$11,085	$2,895	$(2,895)	$11,085

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$6,002	$246	$—	$6,248

Investing activities:
Purchase of property and equipment	(44,378)	—	—	(44,378)
Purchase of short-term investments	(153,812)	—	—	(153,812)
Proceeds from asset dispositions	2,000	—	—	2,000
Proceeds from sale of short-term investments	212,993	—	—	212,993
Deposits on aircraft	(8,920)	—	—	(8,920)

Net cash used in investing activities	7,883	—	—	7,883

Financing activities:
Payments on line of credit, net	(14,885)	—	—	(14,885)

Net cash used in financing activities	(14,885)	—	—	(14,885)

(Decrease) increase in cash	(1,000)	246	—	(754)
Cash, beginning of period	2,957	671	—	3,628

Cash, end of period	$1,957	$917	$—	$2,874

	For the six months ended June 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$25,786	$1,687	$—	$27,473

Investing activities:
Purchase of property and equipment	(32,388)	(1,544)	—	(33,932)
Proceeds from asset dispositions	1,164	—	—	1,164
Purchase of short-term investments, net	(1,004)	—	—	(1,004)

Net cash used in investing activities	(32,228)	(1,544)	—	(33,772)

Financing activities:
Proceeds from line of credit, net	6,482	—	—	6,482

Net cash provided by financing activities	6,482	—	—	6,482

Increase in cash	40	143	—	183
Cash, beginning of period	1,678	823	—	2,501

Cash, end of period	$1,718	$966	$—	$2,684

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Overview
Operating revenues for the three months ended June 30, 2011 were $136.0 million, compared to $139.6 million for the three months ended June 30, 2010, a decrease of $3.6 million. Oil and Gas operating revenues decreased $4.5 million for the quarter ended June 30, 2011, related primarily to decreased medium aircraft flight hours and revenues resulting mainly from the continuing impact on our business of the Deepwater Horizon incident. Operating revenues in the Air Medical segment increased $1.1 million primarily due to increased revenues for hospital based contracts of $1.3 million due to increased flight hours for those contracts. There was an offsetting decrease in revenues of $0.4 million in the independent provider programs due to decreased patient transports.
Flight hours for the quarter ended June 30, 2011 were 38,734 compared to 40,258 for the quarter ended June 30, 2010. Oil and Gas segment’s flight hours decreased 1,145 hours due to decreases in medium aircraft flight hours related to some deepwater drilling rigs that demobilized or remained on site with reduced crews, in connection with the drilling moratorium subsequent to the Deepwater Horizon incident. Air Medical segment flight hours decreased 379 hours for the quarter ended June 30, 2011. Individual patient transports in the Air Medical segment were 4,525 for the quarter ended June 30, 2011, compared to transports of 5,002 for the quarter ended June 30, 2010, a decrease of 477 transports.

Net Oil and Gas segment profit was $9.5 million for the quarter ended June 30, 2011, compared to $17.3 million for the quarter ended June 30, 2010. The decrease of $7.8 million was primarily due to decreased revenues of $4.5 million primarily in medium aircraft revenue related to the Deepwater Horizon impact, and increased direct expenses discussed further in the Segment Discussion.
Net segment profit for the Air Medical segment was $4.6 million for the quarter ended June 30, 2011, compared to $3.7 million for the quarter ended June 30, 2010. The increase in segment profit in the Air Medical segment was primarily due to the increased revenues.
Net income for the quarter ended June 30, 2011 was $0.7 million, or $0.05 per diluted share, compared to net earnings of $7.1 million for the quarter ended June 30, 2010, or $0.46 per diluted share. The pre-tax earnings were $1.2 million for the quarter ended June 30, 2011, compared to pre-tax earnings of $11.8 million for the same period in 2010. Oil and Gas segment earnings decreased $7.8 million as discussed above and in the Segment Discussion, and interest expense increased $2.6 million due to the issuance of the 8.625% Senior Notes.
Year-to-date operating revenues for June 30, 2011 were $255.6 million, compared to $261.2 million for the six months ended June 30, 2010, a decrease of $5.6 million. Oil and Gas operating revenues decreased $12.0 million for the six months ended June 30, 2011, related primarily to decreased medium aircraft flight hours and revenues resulting mainly from the continuing impact on our business of the Deepwater Horizon incident and the resulting decline in deepwater drilling activity in the Gulf of Mexico. Operating revenues in the Air Medical segment increased $5.9 million primarily due to increased revenues for hospital based contracts of $3.0 million due to increased flight hours for those contracts. There was also an increase in revenues of $2.6 million in the independent provider programs primarily due to an improved payor mix and rate increases implemented in the prior year.
Flight hours for the six months ended June 30, 2011 were 71,172 compared to 74,870 for the six months ended June 30, 2010. Oil and Gas segment’s flight hours decreased 3,928 hours due to a decrease in deepwater drilling activity in the Gulf of Mexico. Air Medical segment flight hours increased 153 hours for the six months ended June 30, 2011 due to increased flight hours on traditional hospital programs. Individual patient transports in the Air Medical segment were 8,560 for the six months ended June 30, 2011, compared to transports of 8,975 for the six months ended June 30, 2010, a decrease of 415 transports.
Net Oil and Gas segment profit was $16.5 million for the six months ended June 30, 2011, compared to $30.9 million for the six months ended June 30, 2010. The decrease of $14.4 million was primarily due to decreased revenues of $12.0 million primarily in medium aircraft revenue related to the Deepwater Horizon incident and the resulting decline in deepwater drilling activity in the Gulf of Mexico. In addition, direct expense increased $3.3 million which is discussed in the Segment Discussion.
Net segment profit for the Air Medical segment was $5.4 million for the six months ended June 30, 2011, compared to $4.4 million for the six months ended June 30, 2010. There was a manufacturer warranty credit in the first quarter of 2010 of $3.1 million. The increase in segment profit in the Air Medical segment was primarily due to the increased revenues, and a reduction in selling, general and administrative expense.
Net loss for the six months ended June 30, 2011 was $1.9 million, or $0.13 per diluted share, compared to net earnings of $11.1 million for the six months ended June 30, 2010, or $0.72 per diluted share. The pre-tax loss was $3.2 million for the six months ended June 30, 2011, compared to pre-tax earnings of $18.5 million for the same period in 2010. The decrease in earnings is due primarily to the decrease in Oil and Gas segment profit of $14.4 million, an increase in selling, general and administrative expense of $2.9 million, and increase in interest expense of $5.6 million due to the issuance of the 8.625% Senior Notes.

Earnings for the six months ended June 30, 2010 included a credit of $4.3 million in direct expense in the first quarter related to termination of a manufacturer’s warranty program on certain aircraft.
During the second quarter of 2011, we entered into a contract to acquire six new heavy transport aircraft for an aggregate purchase price of approximately $148.0 million, two of which were delivered in June 2011. The remaining four are scheduled for delivery in late 2011 and 2012. We also have on order seven medium aircraft for delivery in 2011 and 2012, at a total approximate cost of $85.6 million. These heavy and medium aircraft are for our Oil and Gas segment. For additional information, see Note 3 to the financial statements in this report.
Operating Statistics
The following tables present certain non-financial operational statistics for the quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Flight hours:
Oil and Gas	29,997	31,142	54,250	58,178
Air Medical (1)	8,737	9,116	16,360	16,207
Technical Services	—	—	562	485

Total	38,734	40,258	71,172	74,870

Air Medical Transports (2)	4,525	5,002	8,560	8,975

	June 30,
	2011	2010
Aircraft operated at period end:
Oil and Gas (3)	164	164
Air Medical (4)	88	85
Technical Services	5	4

Total (3) (4)	257	253

(1)	Flight hours include 2,495 flight hours associated with hospital-based contracts, compared to 2,273 flight hours in the prior year quarter, and 4,622 flight hours year-to-date, compared to 4,073 in the prior year-to-date.

(2)	Represents individual patient transports for the period.

(3)	Includes nine aircraft as of June 30, 2011 and 2010 that are customer owned.

(4)	Includes seven aircraft as of June 30, 2011 and 2010 that are customer owned.
Results of Operations
Quarter Ended June 30, 2011 compared with Quarter Ended June 30, 2010
Combined Operations
Revenues — Operating revenues for the three months ended June 30, 2011 were $136.0 million, compared to $139.6 million for the three months ended June 30, 2010, a decrease of $3.6 million. Oil and Gas operating revenues decreased $4.5 million for the quarter ended June 30, 2011, related primarily to decreased medium aircraft flight hours due to decreased deepwater drilling activity as a result of the Deepwater Horizon incident in 2010 and the delays in the resumption of drilling due to the new regulatory permitting process.
Flight hours for the quarter ended June 30, 2011 were 38,734 compared to 40,258 for the quarter ended June 30, 2010. Oil and Gas segment’s flight hours decreased 1,145 hours, and Air Medical segment flight hours decreased 379 hours for the quarter ended June 30, 2011. Transports in the independent provider programs were 4,525 for the quarter ended June 30, 2011, compared to 5,002 for the quarter ended June 30, 2010, a decrease of 477 transports.
Other Income and Gains — Gains on asset dispositions were $0.1 million for the three months ended June 30, 2011 and June 30, 2010. Other income was $0.1 million for the three months ended June 30, 2011 and less than $0.1 million for the three months ended June 30, 2010.
Direct Expenses — Direct operating expense was $120.4 million for the three months ended June 30, 2011, compared to $116.1 million for the three months ended June 30, 2010, an increase of $4.3 million. Aircraft fuel expense increased ($2.6 million) primarily due to increased per-gallon fuel costs. Aircraft rent decreased ($1.5 million) due to the purchase of four heavy aircraft in 2010 previously under lease pursuant to purchase options. Aircraft depreciation increased ($1.1 million) due to additional aircraft purchased in the prior year, including those purchased off lease. We also experienced an increase in aircraft parts usage ($2.2 million). Other items increased, net ($0.1 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $7.7 million for the three months ended June 30, 2011 and the three months ended June 30, 2010.
Interest Expense — Interest expense was $6.8 million for the three months ended June 30, 2011, compared to $4.2 million for the three months ended June 30, 2010. The increase is due to refinancing our $200 million 7.125% Senior Notes due 2013 with the $300 million 8.625% Senior Notes due 2018.
Income Taxes — Income tax expense for the three months ended June 30, 2011 was $0.5 million compared to income tax expense of $4.7 million for the three months ended June 30, 2010. The effective tax rate was 40% for the three months ended June 30, 2011 and 2010.
Net Earnings — Our net income for the three months ended June 30, 2011 was $0.7 million compared to net income of $7.1 million for the three months ended June 30, 2010. Earnings before income taxes for the three months ended June 30, 2011 was $1.2 million compared to $11.8 million earnings before income taxes for the same period in 2010. Earnings per diluted share was $0.05 for the current quarter compared to earnings per diluted share of $0.46 for the prior year quarter. The decrease in earnings before taxes for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010, was primarily due to a decrease in Oil and Gas segment earnings of $7.8 million and an increase in interest expense of $2.6 million, due to the refinancing of our $200 million 7.125% Senior Notes. We had 15.3 million common shares outstanding during the three months ended June 30, 2011 and 2010.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $90.2 million for the three months ended June 30, 2011, compared to $94.7 million for the three months ended June 30, 2010, a decrease of $4.5 million. Flight hours were 29,997 for the current quarter compared to 31,142 for the same quarter in the prior year. The decrease in revenue is due to decreased medium aircraft revenue due primarily to a decrease in deepwater drilling rig support following the Deepwater Horizon incident and delays in the resumption of drilling due to the new regulatory drilling permit process. It is not possible to estimate when further improvements in drilling operations will occur in the deepwater Gulf of Mexico due to uncertainties surrounding the timing of resumption of drilling after permits are issued, the timing of issuance of drilling permits by the Department of Interior and new regulations related to drilling operations.
The number of aircraft in the segment was 164 at June 30, 2011 and June 30, 2010. We have sold or disposed of three light and one medium aircraft in the Oil and Gas segment since June 30, 2010. We also traded in two medium aircraft related to our contract with a major customer. We added five new aircraft to the Oil and Gas segment since June 30, 2010, consisting of two light, one medium and two heavy aircraft. Inter-segment aircraft transfers account for the remaining amount. We also purchased four heavy aircraft off lease since June 30, 2010, which does not affect the segment aircraft count. In addition, in the second quarter of 2011, we entered into the heavy transport aircraft contract, as further discussed in Note 3 to our Financial Statements included in this report.
Direct expense in our Oil and Gas segment was $79.8 million for the three months ended June 30, 2011, compared to $75.8 million for the three months ended June 30, 2010, an increase of $4.0 million. Fuel expense increased ($2.1 million) as a result of increased per-gallon fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Aircraft rent expense decreased ($1.5 million) due to the purchase of four heavy aircraft previously under lease in 2010. There was an increase in aircraft depreciation ($0.9 million) due to additional aircraft added to the fleet in the prior year. Aircraft parts usage increased ($2.3 million), and other items increased, net ($0.2 million).
Our Oil and Gas segment’s operating income was $9.5 million for the three months ended June 30, 2011, compared to $17.3 million for the three months ended June 30, 2010. Operating margins were 11% for the three months ended June 30, 2011, compared to 18% for the three months ended June 30, 2010. The decrease in Oil and Gas segment operating income and operating margin is due to the effects of the Deepwater Horizon incident and the new drilling permitting process mentioned above. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $44.2 million for the three months ended June 30, 2011, compared to $43.1 million for the three months ended June 30, 2010, an increase of $1.1 million. The increase was primarily due to increased revenue of $1.3 million related to hospital based contracts. Revenues for the independent provider programs decreased ($0.4 million) due to decreased transports. Total patient transports were 4,525 for the three months ended June 30, 2011, compared to 5,002 for the three months ended June 30, 2010, a decrease of 477 transports.
Flight hours were 8,737 for the three months ended June 30, 2011, compared to 9,116 for the three months ended June 30, 2010. The number of aircraft in the segment was 88 at June 30, 2011, compared to 85 at June 30, 2010. Since June 30, 2010, we added one medium aircraft related to a hospital contract. We also acquired one fixed wing aircraft.
Direct expense in our Air Medical segment was $38.8 million for the three months ended June 30, 2011, compared to $38.4 million for the three months ended June 30, 2010. Aircraft fuel expense increased ($0.5 million) due to increased per-gallon fuel costs. Aircraft depreciation also increased ($0.2 million) due to additional aircraft added to the segment fleet. Other items decreased, net ($0.1 million).
Selling, general and administrative expenses were $0.9 million for the three months ended June 30, 2011, compared to $1.0 million for the three months ended June 30, 2010. The $0.1 million decrease is primarily due to decreased employee costs ($0.1 million) in the Air Medical segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.
Our Air Medical segment’s operating income was $4.6 million for the three months ended June 30, 2011, compared to $3.7 million for the three months ended June 30, 2010. Operating margins were 10% for the three months ended June 30, 2011, compared to 9% for the three months ended June 30, 2010.
Technical Services— Technical Services revenues were $1.6 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010. The $0.2 million decrease was a result of decreased customer activity compared to the prior year quarter. Direct expenses in our Technical Services segment were $1.9 million for the three months ended June 30, 2011 and June 30,

2010. Our Technical Services segment’s operating loss was $0.3 million for the three months ended June 30, 2011, compared to operating loss of $0.1 million for the three months ended June 30, 2010.
Six Months Ended June 30, 2011 compared with Six Months Ended June 30, 2010
Combined Operations
Revenues — Operating revenues for the six months ended June 30, 2011 were $255.6 million, compared to $261.2 million for the six months ended June 30, 2010, a decrease of $5.6 million. Oil and Gas operating revenues decreased $12.0 million for the six months ended June 30, 2011, related primarily to decreased medium aircraft revenue due to a decrease in deepwater drilling rig support, related to the Deepwater Horizon incident and delays in the resumption of drilling due to the new regulatory drilling permitting process. There was also an increase in revenue of $2.1 million related to fuel charges due to an increase in fuel per-gallon cost. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Operating revenues in the Air Medical segment increased $5.9 million primarily due to increased hospital based contract revenues ($3.0 million) and increased revenues in the independent provider programs ($2.6 million) due to improved payor mix and rate increases.
Flight hours for the six months ended June 30, 2011 were 71,172 compared to 74,870 for the six months ended June 30, 2010. Oil and Gas segment’s flight hours decreased 3,928 hours due to a decrease in deepwater drilling activity in the Gulf of Mexico. Air Medical segment flight hours increased 153 hours for the six months ended June 30, 2010, primarily due to increased hospital based contract flight hours. Transports in the independent provider programs were 8,560 for the six months ended June 30, 2010, compared to 8,975 transports for the six months ended June 30, 2010.
Other Income and Gains — Gain on dispositions of assets was $0.2 million for the six months ended June 30, 2011, compared to a gain of $0.1 million for the six months ended June 30, 2010. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.
Other income was $0.6 million for the six months ended June 30, 2011, compared to less than $0.1 million for the six months ended June 30, 2010.
Direct Expenses — Direct operating expense was $228.7 million for the six months ended June 30, 2011, compared to $220.3 million for the six months ended June 30, 2010, an increase of $8.4 million. This increase was primarily due to a $4.3 million credit recorded in the prior year related to termination of a warranty program for certain aircraft. We also experienced increases in fuel expense ($3.2 million) due to increased per-gallon fuel costs compared to the prior year, and aircraft depreciation ($1.9 million) due to additional aircraft added to the fleet. Aircraft parts usage also increased ($2.6 million). Aircraft rent decreased ($3.1 million) due to the purchase of four heavy aircraft off lease.
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $17.3 million for the six months ended June 30, 2011, compared to $14.4 million for the six months ended June 30, 2010. The $2.9 million increase was primarily due to increased legal and accounting fees ($1.4 million). Of this amount, $1.0 million is due to expenses incurred in assessing a potential acquisition for which we were unsuccessful. Other increases included contract services ($0.6 million), promotional and printing expenses ($0.4 million), expense associated with the issuance of restricted stock units in 2010 ($0.7 million), and other items, net ($0.2 million).
Interest Expense — Interest expense was $13.8 million for the six months ended June 30, 2011, compared to $8.2 million for the six months ended June 30, 2010. This increase is due to refinancing our $200 million 7.125% Senior Notes due 2013 with the $300 million 8.625% Senior Notes due 2018.

Income Taxes — Income tax benefit for the six months ended June 30, 2011 was $1.3 million compared to income tax expense of $7.4 million for the six months ended June 30, 2010. The effective tax rate was 40% for the six months ended June 30, 2011 and 2010.
Net Earnings — Our net loss for the six months ended June 30, 2011 was $1.9 million compared to operating income of $11.1 million for the six months ended June 30, 2010. Loss per diluted share was $0.13 for the six months ended June 30, 2011, compared to earnings per diluted share of $0.72 for the prior year period. We had 15.3 million common shares outstanding during the six months ended June 30, 2011 and 2010. Loss before income taxes for the six months ended June 30, 2011 was $3.2 million compared to earnings before income taxes of $18.5 million for the same period in 2010. The decrease in earnings before income taxes for the six months ended June 30, 2011 compared to the prior year period was primarily due to a decrease in Oil and Gas segment earnings of $14.5 million, an increase in interest expense of $5.6 million due to the refinancing of our $200 million 7.125% Senior Notes, and an increase in selling, general and administrative expense related to an increase in legal and accounting fees both due to a $1.0 million cost of diligence effort in an unsuccessful acquisition, and $0.7 million related to severance costs.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $167.7 million for the six months ended June 30, 2011, compared to $179.7 million for the six months ended June 30, 2010, a decrease of $12.0 million. Flight hours were 54,250 for the six months ended June 30, 2011, compared to 58,178 for the same period in 2010. The decrease in Oil and Gas revenues was related primarily to decreased medium aircraft flight hours and revenue due to decreased deepwater drilling activity in the Gulf of Mexico related to the Deepwater Horizon incident in 2010 and delays in the resumption of drilling due to the new regulatory drilling permit process.
Direct expense in our Oil and Gas segment was $149.4 million for the six months ended June 30, 2011, compared to $146.1 million for the six months ended June 30, 2010, an increase of $3.3 million. Fuel expense increased ($2.6 million) as a result of increased per-gallon fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Aircraft rent expense decreased ($3.1 million) due to the purchase of four heavy aircraft previously under lease in 2010. There was an increase in aircraft depreciation ($1.6 million) due to additional aircraft added to the fleet in the prior year. Aircraft parts usage also increased ($2.0 million), and other items increased, net ($0.2 million).
Selling, general and administrative expenses were $1.8 million for the six months ended June 30, 2011, compared to $2.6 million for the six months ended June 30, 2010. The decrease was primarily related to decreased employee compensation expense.
Our Oil and Gas segment’s operating income was $16.5 million for the six months ended June 30, 2011, compared to $30.9 million for the six months ended June 30, 2010. The $14.4 million decrease was due to the decrease in revenues of $12.0 million and the increase in direct expenses of $3.3 million, offset by the decrease in selling, general and administrative expenses. Operating margins were 10% for the six months ended June 30, 2011, compared to 17% for the six months ended June 30, 2010. The decrease in operating income and margin is primarily due to decreased medium aircraft revenue due to decreased deepwater drilling activity in the Gulf of Mexico as discussed above. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $82.6 million for the six months ended June 30, 2011, compared to $76.7 million for the six months ended June 30, 2010, an increase of $5.9 million or 8%. Patient transports were 8,560 for the six months ended June 30, 2011, compared to 8,975 for the six months ended June 30, 2010, a decrease of 415 transports. Flight hours were 16,360 for the six months ended June 30, 2011, compared to 16,207 for the six months ended June 30, 2010. This increase was due to the increase in hospital based contract flight hours.
Direct expense in our Air Medical segment was $75.4 million for the six months ended June 30, 2011, compared to $70.0 million for the six months ended June 30, 2010. The $5.4 million increase is primarily due to increased aircraft warranty costs ($2.8 million) due to a $3.1 million credit recorded in segment direct expense in the first quarter of 2010. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. There were also increases in employee compensation expense ($0.5 million) primarily due to compensation rate increases, aircraft fuel expense ($0.5 million) due to increased per-gallon fuel costs, and aircraft parts usage ($0.6 million) and component repair costs ($0.6 million). Aircraft depreciation also increased ($0.3 million) due to additional aircraft added to the segment’s fleet. Other items increased, net ($0.1 million).
Selling, general and administrative expenses were $1.8 million for the six months ended June 30, 2011, compared to $2.3 million for the six months ended June 30, 2010. The $0.5 million decrease was primarily due to decreased employee costs ($0.5 million).
Our Air Medical segment’s operating income was $5.4 million for the six months ended June 30, 2011, compared to $4.4 million for the six months ended June 30, 2010. Operating margins were 7% and 6% for the six months ended June 30, 2011 and 2010, respectively. Operating income for the six months ended June 30, 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program. The increase in revenue and decrease in selling, general and administrative expenses contributed to the improved operating margin in the Air Medical segment.
Technical Services — Technical Services revenues were $5.3 million for the six months ended June 30, 2011, compared to $4.9 million for the six months ended June 30, 2010. Direct expenses in our Technical Services segment were $3.9 for the six months ended June 30, 2011, compared to $4.2 million for the six months ended June 30, 2010. Our Technical Services segment’s operating income was $1.5 million for the six months ended June 30, 2011, compared to $0.6 million for the six months ended June 30, 2010. Operating margins were 28% for the six months ended June 30, 2011, compared to 12% for the six months ended June 30, 2010.
Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. In addition, the Technical Services segment conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.
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
Cash Flow
Our cash position was $2.9 million at June 30, 2011, compared to $3.6 million at December 31, 2010. Short-term investments were $89.8 million at June 30, 2011, compared to $150.1 million at December 31, 2010. Working capital was $169.8 million at June 30, 2011, compared to $268.8 million at December 31, 2010, a decrease of $99.0 million. The decrease was primarily due to a decrease in short-term investments of $60.3 million and an increase in current liabilities of $40.9 million. The increase in current liabilities is due primarily to the other current liability amount of $45.8 million due November 1, 2011 incurred in connection with the contract to purchase six heavy transport aircraft, described in Note 3 to the financial statements, upon delivery of two baseline aircraft in June 2011, which are reflected in property and equipment — net, as of June 30, 2011. Proceeds from the sale of short-term investments were used primarily to purchase two aircraft off lease for $25.6 million, pay down a net $14.9 million on the revolver balance and pay $14.5 million in interest on the 8.625% Senior Notes.
Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2011, compared to $27.5 million for the same period in 2010, a decrease of $21.3 million. This decrease is primarily due to a $14.4 million decrease in Oil and Gas segment profit as previously discussed, and a $5.6 million increase in interest expense related to our 8.625% Senior Notes.
Net cash provided by investing activities was $7.9 million for the six months ended June 30, 2011, compared to a use of cash of $33.8 million for the same period in 2010. Purchases and sales of short-term investments provided a net $59.1 million in cash during the six months ended June 30, 2011 compared to a net use of $1.0 million in the comparable prior year period. The increased net proceeds from short-term investments were used to reduce the revolving credit facility balance, purchase two heavy aircraft off lease, and pay interest due on our 8.625% Senior Notes. Capital expenditures were $44.4 million for the six months ended June 30, 2011, compared to $33.9 million for the same period in 2010. Capital expenditures for 2011 included $41.8 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2010 included $28.4 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft dispositions were $2.0 million for the six months ended June 30, 2011, compared to $1.2 million for the same period in 2010.
Financing activities for the six months ended June 30, 2011 include only proceeds of and payments on the revolving credit facility. In 2011, we paid $14.9 million on the revolver balance, compared to borrowing $6.5 million, net on the revolver for the same period in 2010.
Long Term Debt
As of June 30, 2011, our total long-term debt was $316.2 million, consisting of our $300 million 8.625% Senior Notes due 2018 and $16.2 million outstanding on our revolving credit facility.
Our senior secured credit facility provides a $75 million revolving credit facility maturing in September 2012. The interest rate is the prime rate plus 100 basis points. At June 30, 2011, we had $16.2 million in borrowings under the facility. During the quarter ended June 30, 2011, $16.2 million was the highest loan balance, with a weighted average balance of $2.4 million. During the same period for 2010, $38.2 million was the highest loan balance, with a weighted average balance of $31.8 million.

On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature October 15, 2018. These Notes were offered and sold in private placements under the Securities Act. Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer and consent solicitation that also settled on September 23, 2010. The tender offer for the 7.125% Senior Notes included a tender premium and interest totaling $7.6 million. The remaining $10.5 million of 7.125% Senior Notes outstanding were redeemed October 25, 2010, at a redemption price of 103.563% of their face amount plus accrued interest.
For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.
After the repurchase and redemption of all of our outstanding $200 million 7.125% Senior Notes as described above, we had remaining net proceeds of approximately $82.0 million. We intend to use these proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of aircraft related to our a contract with a major customer. For additional information regarding these anticipated aircraft acquisitions, see Note 3 to our financial statements included in this report. Pending these uses, we have invested the net proceeds in U.S. Government Agencies and investment grade securities as of June 30, 2011, reflected in short-term investments on our balance sheet. As a result of the issuance of our 8.625% Senior Notes and repurchase of our 7.125% Senior Notes, our annualized interest cost will increase by $11.6 million. We anticipate that over time this increased interest cost will be offset by reductions in lease expense from the exercise of purchase options for aircraft currently leased.

Contractual Obligations
The table below sets out our contractual obligations as of June 30, 2011 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of June 30, 2011, and expect to remain in compliance through the year ending December 31, 2011. As of June 30, 2011, we leased 19 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2011	2012	2013	2014	2015	2015
	(Thousands of dollars)
Aircraft purchase commitments (1)	$185,136	$72,556	$112,580	$—	$—	$—	$—

Aircraft lease obligations (2)	138,111	12,014	24,457	24,823	24,822	24,545	27,450

Other lease obligations	15,309	1,673	2,461	1,858	1,563	1,483	6,271

Other current liabilities (1)	45,800	45,800	—	—	—	—	—

Long-term debt	316,189	—	16,189	—	—	—	300,000

Senior notes interest	181,126	12,938	25,875	25,875	25,875	25,875	64,688

	$881,671	$144,981	$181,562	$52,556	$52,260	$51,903	$398,409

(1)	For information about these aircraft purchase commitments and other current liabilities, see footnote 3 to the financial statements in this report.

(2)	On July 5, 2011, we purchased one medium aircraft pursuant to a purchase option in the lease contract. The total purchase price was $6.9 million and was funded with our revolving credit facility. The future lease obligation amount included in the table above related to this aircraft was $4.6 million.
As of June 30, 2011, we had options to purchase aircraft under lease becoming exercisable in 2011 through 2014 for the following aggregate purchase prices, respectively: $27.7 million, (of which one aircraft was purchased on July 5, 2011 for $6.9 million), $51.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable, and intend to finance some of these acquisition costs with the net proceeds of our 8.625% Senior Notes. On July 5, 2011, we exercised an option to acquire one medium aircraft for $6.9 million, funded with our revolving credit facility.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $16.2 million in borrowings outstanding at June 30, 2011, a 10% increase (0.425%) in the interest rate would reduce our annual pre-tax earnings approximately $0.4 million.
Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2011, the market value of the notes was approximately $296.3 million, based on quoted market indications.
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
Item 1. A. RISK FACTORS
Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a discussion of our risk factors. Except as described below, there have been no significant changes to our risk factors.
We must obtain additional financing in order to fund our aircraft purchase and other obligations.
As of June 30, 2011, we had obligations related to aircraft purchase commitments totaling approximately $231.0 million due in 2011 and 2012, along with other significant contractual obligations as described in this report. As of June 30, 2011, we had approximately $92.6 million in cash and short-term investments and $58.8 million available under our $75.0 million revolving credit facility. We intend to seek to obtain operating leases and/or additional debt financing to fund these obligations. We have no current commitments or arrangements with respect to such financing, and no assurances can be given that such financing will be available to us on acceptable terms. Our inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (REMOVED AND RESERVED)
Item 5. OTHER INFORMATION
Item 5(a). On August 2, 2011, the Compensation Committee of the Board of Directors of PHI granted one-time cash bonus awards totaling $491,480 to certain executives and senior managers of the Company including the following:

		Amount of
Name of Executive Officer	Title	Award
Al A. Gonsoulin	Chairman and Chief Executive Officer	$111,451
Lance F. Bospflug	President and Chief Operating Officer	$92,962
Michael J. McCann	Chief Financial Officer and Secretary	$29,479
Richard A. Rovinelli	Chief Administrative Officer and Director of Human Resources	$27,478
The awards were in an amount equal to the reduction imposed under the terms of the Annual Incentive Plan, as discussed in our Information Statement filed April 15, 2011. The Compensation Committee concluded the awards were warranted due to the individuals’ strong performance during 2010 under challenging operational circumstances.

Item 6. EXHIBITS
(a) Exhibits
3.1	(i)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 8-K filed December 18, 2007).
4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

4.4	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.5	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.
August 3, 2011	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 3, 2011	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer