Form 10-Q
period 2011-09-30
PHI INC
filed 2011-11-07
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2011
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011

Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.
Index — Form 10-Q

Part I — Financial Information
Item 1. Financial Statements — Unaudited
Condensed Consolidated Balance Sheets — September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations — Quarter and Nine Months ended September 30, 2011 and 2010	4
Condensed Consolidated Statements of Shareholders’ Equity — Nine Months ended September 30, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows — Nine Months ended September 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	35

Part II — Other Information

Item 1. Legal Proceedings	36

Item 1.A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. (Removed and Reserved)	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signatures	38
EX-4.4
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousand of dollers)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$3,462	$3,628
Short-term investments	99,896	150,072
Accounts receivable — net
Trade	107,326	84,768
Other	761	4,891
Inventories of spare parts — net	57,139	59,336
Other current assets	12,968	16,233
Income taxes receivable	926	558

Total current assets	282,478	319,486

Other	33,128	29,120
Property and equipment — net	665,219	596,533

Total assets	$980,825	$945,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,757	$22,404
Accrued liabilities	37,206	28,319
Other current liabilities	22,900	—

Total current liabilities	80,863	50,723

Long-term debt	335,368	331,074
Deferred income taxes	83,110	81,988
Other long-term liabilities	7,383	8,938

Total liabilities	506,724	472,723

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock — par value of $0.10: 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock — par value of $0.10: 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(111)	(162)
Retained earnings	181,278	179,644

Total shareholders’ equity	474,101	472,416

Total liabilities and equity	$980,825	$945,139

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues, net	$145,576	$135,669	$401,192	$396,875
Gain (loss) on dispositions of assets, net	(638)	98	(415)	221
Other, principally interest income	50	22	686	58

	144,988	135,789	401,463	397,154

Expenses:
Direct expenses	123,622	115,812	352,271	336,120
Selling, general and administrative expenses	8,400	7,688	25,679	22,091
Interest expense	6,997	4,208	20,790	12,387
Loss on debt restructuring	—	9,521	—	9,521

	139,019	137,229	398,740	380,119

Earnings (loss) before income taxes	5,969	(1,440)	2,723	17,035
Income tax expense	2,387	1,003	1,089	8,393

Net earnings (loss)	$3,582	$(2,443)	$1,634	$8,642

Weighted average shares
outstanding:
Basic	15,312	15,312	15,312	15,312
Diluted	15,474	15,312	15,474	15,312

Net earnings (loss) per share:
Basic	$0.23	$(0.16)	$0.11	$0.56
Diluted	$0.23	$(0.16)	$0.11	$0.56
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416

Net earnings	—	—	—	—	—	—	1,634	1,634
Unrealized gain on short-term investments	—	—	—	—	—	61	—	61
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(10)	—	(10)

Total comprehensive income								1,685

Balance at September 30, 2011	2,853	$285	12,459	$1,246	$291,403	$(111)	$181,278	$474,101

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448

Net earnings	—	—	—	—	—	—	8,642	8,642
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(7)	—	(7)

Total comprehensive income, net of income taxes								8,635

Balance at September 30, 2010	2,853	$285	12,459	$1,246	$291,403	$(20)	$181,169	$474,083

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net earnings	$1,634	$8,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,186	20,587
Deferred income taxes	1,122	8,058
Gain (loss) on asset dispositions, net	415	(221)
Other	832	747
Loss on debt restructuring	—	9,521
Changes in operating assets and liabilities	(5,129)	4,169

Net cash provided by operating activities	22,060	51,503

Investing activities:
Purchase of property and equipment	(66,747)	(39,739)
Proceeds from asset dispositions	3,804	1,171
Purchase of short-term investments	(193,557)	(102,710)
Proceeds from sale of short-term investments	241,989	24,260
Payment on deposits on aircraft	(13,009)	(3,660)
Refund on deposits on aircraft	1,000	—

Net cash used in investing activities	(26,520)	(120,678)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	—	300,000
Premium and costs to retire debt early	—	(7,293)
Repayment of Senior Notes due 2013	—	(189,490)
Debt issuance costs	—	(4,982)
Payments on line of credit	(40,323)	(37,518)
Proceeds from line of credit	44,617	37,500

Net cash provided by financing activities	4,294	98,217

(Decrease) increase in cash	(166)	29,042
Cash, beginning of period	3,628	2,501

Cash, end of period	$3,462	$31,543

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$15,186	$13,863

Income taxes	$508	$614

Non-cash investing activities:
Other current liabilities and accrued payables related topurchase of property and equipment	$326	$1,065

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
Effective June 30, 2011, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. These changes resulted from how our chief operating decision maker views the roles of certain corporate departments whose duties had previously been considered company-wide but now are considered to focus solely on our Oil & Gas segment’s operations. The change resulted in the reclassification of certain selling, general and administrative expenses from within the Company’s unallocated selling, general and administrative expenses to the Oil & Gas segment’s selling, general, and administrative expenses. The total amount of the reclassification was $0.7 million for the three months ended September 30, 2010, and $2.9 million for the nine months ended September 30, 2010. The Company’s historical segment disclosures have been recast to be consistent with the current presentation.
Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company and ConocoPhillips Company, with whom we have worked for 30 or more years, and ExxonMobil Production Co. and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 164 aircraft in this segment.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Our Oil and Gas operations generated approximately 66% of our total operating revenue for the quarters ended September 30, 2011 and 2010, and approximately 66% and 68% of our total operating revenue for the nine months ended September 30, 2011 and 2010, respectively.
Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.
We provide air medical transportation services for hospitals and emergency service agencies in 17 states using approximately 88 aircraft at 64 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended September 30, 2011 and 2010, approximately 32% and 33% of our total operating revenues were generated by our Air Medical operations, respectively. For the nine months ended September 30, 2011 and 2010, approximately 32% and 30% of our total operating revenues were generated by our Air Medical operations, respectively.
As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $43.6 million and $42.2 million as of September 30, 2011 and September 30, 2010, respectively. The allowance for uncompensated care was $38.4 million and $36.0 million as of September 30, 2011 and September 30, 2010, respectively.
Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	54%	50%	54%	52%
Provision for uncompensated care	13%	13%	10%	11%
Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Medicaid, Medicare, Insurance, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Medicaid	15%	15%	15%	16%
Medicare	24%	22%	24%	21%
Insurance	60%	62%	60%	62%
Self-Pay	1%	1%	1%	1%
We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 19% and 14% of the segment’s revenues for the quarters ended September 30, 2011 and 2010, respectively, and approximately 19% and 16% of the segment’s revenues for the nine months ended September 30, 2011 and 2010, respectively
Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate five aircraft for the National Science Foundation in Antarctica under this segment.
Approximately 1% of our total operating revenues were generated by our Technical Services operations for the quarters ended September 30, 2011 and September 30, 2010. Approximately 2% of our total operating revenues were generated by our Technical Services operations for the nine months ended September 30, 2011 and September 30, 2010.

Summarized financial information concerning our reportable operating segments for the quarters and nine months ended September 30, 2011 and 2010 is as follows:
Certain reclassifications have been made to prior fiscal year amounts to conform with the current fiscal year presentation, as discussed above. These changes had no impact on consolidated net sales or operating income.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$96,611	$89,797	$264,292	$269,471
Air Medical	46,894	44,254	129,490	120,924
Technical Services	2,071	1,618	7,410	6,480

Total operating revenues	145,576	135,669	401,192	396,875

Segment direct expenses (1)
Oil and Gas	82,196	75,679	231,573	221,777
Air Medical	39,673	38,689	115,093	108,700
Technical Services	1,753	1,444	5,605	5,643

Total direct expenses	123,622	115,812	352,271	336,120

Segment selling, general and administrative expenses
Oil and Gas	905	814	2,670	3,410
Air Medical	1,109	954	2,896	3,253
Technical Services	8	5	27	19

Total selling, general and administrative expenses	2,022	1,773	5,593	6,682

Total direct and selling, general and administrative expenses	125,644	117,585	357,864	342,802

Net segment profit
Oil and Gas	13,510	13,304	30,049	44,284
Air Medical	6,112	4,611	11,501	8,971
Technical Services	310	169	1,778	818

Total	19,932	18,084	43,328	54,073

Other, net (2)	(588)	120	271	279
Unallocated selling, general and administrative costs (1)	(6,378)	(5,915)	(20,086)	(15,409)
Interest expense	(6,997)	(4,208)	(20,790)	(12,387)
Loss on debt restructuring	—	(9,521)	—	(9,521)

Earnings before income taxes	$5,969	$(1,440)	$2,723	$17,035

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Oil and Gas	$5,473	$4,814	$15,798	$13,521
Air Medical	2,095	1,990	6,354	5,941
Technical Services	(1)	8	95	153

Total	$7,567	$6,812	$22,247	$19,615

Unallocated SG&A	$303	$333	$940	$972

(2)	Consists of gains (losses) on dispositions of property and equipment, and other income.

3. Commitments and Contingencies
Commitments — In 2010, we executed a contract to acquire ten new medium aircraft related to our new contract with a major customer. Four of these aircraft have been delivered. The remaining six are scheduled for delivery in late 2011 and through late 2012, with an aggregate acquisition cost of approximately $73.6 million. We have traded in two aircraft in exchange for a credit of approximately $20.3 million towards these acquisition costs, of which a credit of $13.5 million remained as of September 30, 2011.
During the second quarter of 2011, we entered into a contract to acquire six new heavy transport aircraft for an aggregate purchase price of approximately $148.0 million. In June 2011, we took initial delivery of the first two baseline aircraft and title passed to PHI. The aircraft will be finally delivered in November 2011 when completion services are finished. In conjunction with the initial delivery of the baseline aircraft, we obtained short-term financing for the $45.8 million initial delivery payment, which was recorded in other current liabilities. In September, we obtained an operating lease for one aircraft for $22.9 million. We intend to fund the second aircraft with an operating lease with a commercial bank at final delivery in November. Two of the remaining aircraft have an initial delivery date in late 2011, and the balance of the deliveries will occur in 2012. These aircraft will be utilized in our Oil and Gas segment.
Due to anticipated increases in accelerated tax depreciation from our planned purchases of aircraft, net operating losses for tax purposes will increase in future years. Because of the net operating loss increases, certain foreign tax credits and certain net operating losses available in three states will not be used and will expire due to the time limit on the carry-forward of those credits. This resulted in a charge to tax expense of $1.5 million during the quarter ended September 30, 2010. The $1.5 million charge resulted in a variation in the customary relationship between the Company’s loss before income taxes and income tax expense for that period. For the quarter and nine months ended September 30, 2011, our income tax expense was computed at our estimated annual effective tax rate of forty percent.
Total aircraft deposits of $24.2 million are included in Other Assets. This amount represents deposits for the medium and heavy transport aircraft contracts.
Environmental Matters — We have recorded an aggregate estimated probable liability of $0.2 million as of September 30, 2011 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan (RECAP) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources (“DNR”) approvals were received and the project began on May 16, 2011. Sampling will be performed on a quarterly basis over the next year to evaluate the effectiveness of remedial actions. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.
Legal Matters — The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. On November 30, 2010, the court granted plaintiff leave to amend the complaint, limited discovery to the new allegations, and established a schedule for briefing dispositive motions. The defendants filed a motion for summary judgment on February 11, 2011. On June 23, 2011, the court granted the defendants’ motion for summary judgment, entered final judgment in favor of the defendants, and dismissed all of the plaintiff’s claims. On July 22, 2011, the plaintiff filed a notice of appeal with the U.S. Court of Appeals, Third Circuit, and on October 11, 2011 filed its appeal brief. Given that plaintiff has not succeeded in advancing its claim beyond dispositive motions, management currently believes that the likelihood of loss to the Company from the litigation is remote.
As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appeal the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. By orders dated September 12, 2011, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims brought against PHI by the OPEIU and the individual pilots, whether under the RLA or Louisiana law. That Court also remanded the Return-to-Work case to the district court for the sole purpose of calculating court costs payable to PHI. The OPEIU and individual pilots did not seek rehearing of the Fifth Circuit’s judgment within the time permitted by the rules of appellate procedure. However, they have until approximately December 2, 2011 to file a petition for a writ of certiorari from the United States Supreme Court.

On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court further administratively stayed this case pending the appellate court’s decision in the consolidated cases described above, which cases have now been resolved by the September 12 judgments of the Fifth Circuit Court of Appeals described above. We therefore expect the district court to lift the administrative stay of this case at any time (the Court has not yet done so) and for discovery and/or motion practice to commence in this case. Management does not expect the outcome of this litigation to have a material effect on our consolidated financial position, results of operations or cash flows.
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
At September 30, 2011, we had approximately $156.9 million in aggregate commitments under operating leases of which approximately $7.2 million is payable through December 31, 2011, and a total of $28.3 million is payable over the twelve months ending September 30, 2012. The total lease commitments include $142.3 million for aircraft and $14.6 million for facility lease commitments.
As of September 30, 2011, we had options to purchase aircraft under lease becoming exercisable in 2012 through 2014 for the following aggregate purchase prices, respectively: $45.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable. There are no other lease purchase options in 2011.
4. Long-term Debt
As of September 30, 2011, our total long-term indebtedness was $335.4 million, consisting of $300 million of our 8.625% Senior Notes due 2018 (the “8.625% Senior Notes”), and $35.4 million borrowed under our revolving credit facility.
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

The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on contributions from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of September 30, 2011.
On September 26, 2011, we amended our senior secured revolving credit facility to extend the maturity date from September 1, 2012 to September 1, 2013. The facility permits borrowings up to $75 million, contains a borrowing base of 80% of eligible receivables (as defined in the credit agreement) and 50% of the value of parts. The interest rate is the prime rate plus 100 basis points. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our eligible receivables and parts, and are guaranteed by certain of our domestic subsidiaries.
As of September 30, 2011, we had $35.4 million in borrowings under the facility. As of December 31, 2010, we had $31.1 million in borrowings under the facility. We maintain a separate letter of credit facility that had $5.5 million in letters of credit outstanding as of September 30, 2011 and December 31, 2010. During the nine months ended September 30, 2011 and 2010, the weighted average effective interest rate on amounts borrowed under the revolving credit facility was 4.25%. We reviewed interest expense for the quarters ended September 30, 2011 and 2010 that could be capitalized for certain projects and any such amounts were immaterial.
The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, and consolidated net worth, and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of September 30, 2011, we were in compliance with all of the covenants under the revolving credit facility.
Our $300 million outstanding 8.625% Senior Notes bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2011, the market value of the notes was approximately $300.3 million, based on quoted market indications.
5. Valuation Accounts
We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at September 30, 2011 and December 31, 2010.
Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $43.6 million and $34.7 million as of September 30, 2011 and December 31, 2010, respectively. The allowance for uncompensated care was $38.4 million and $39.3 million as of September 30, 2011 and December 31, 2010, respectively.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	September 30,	December 31,
	2011	2010
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	37%	33%
Allowance for Uncompensated Care	33%	37%
We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $12.4 million at September 30, 2011 and $11.4 million at December 31, 2010.
6. Employee Compensation
Employee Incentive Compensation — Pursuant to our incentive compensation plans, we accrued $0.5 million for the quarter and nine months ended September 30, 2011. We accrued $1.0 million and $2.3 million incentive compensation expense for the quarter and nine months ended September 30, 2010, respectively.
We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.1 million and $0.5 million for the quarter and nine months ended September 30, 2011, respectively. For the quarter and nine months ended September 30, 2010, we expensed $0.2 million and $0.5 million, respectively.
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above pricing levels as of the valuation dates listed:

		September 30, 2011
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$59,695	$59,695	$—
Commercial Paper	2,989	—	2,989
Corporate bonds and notes	37,212	—	37,212

	99,896	59,695	40,201

Investments in other assets	2,699	2,699	—

Total	$102,595	$62,394	$40,201

		December 31, 2010
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$33,968	$33,968	$—
Commercial Paper	42,455	—	42,455
U.S. Government Agencies	8,013	—	8,013
Corporate bonds and notes	65,636	—	65,636

	150,072	33,968	116,104

Investments in other assets	3,547	3,547	—

Total	$153,619	$37,515	$116,104

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
Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at September 30, 2011 and December 31, 2010.
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
     Investments consisted of the following as of September 30, 2011:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$59,695	$—	$—	$59,695
Commercial Paper	2,996	—	(7)	2,989
Corporate bonds and notes	37,340	14	(142)	37,212

Subtotal	100,031	14	(149)	99,896

Investments in other assets	2,699	—	—	2,699

Total	$102,730	$14	$(149)	$102,595

     Investments consisted of the following as of December 31, 2010:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$33,968	$—	$—	$33,968
Commercial Paper	42,471	—	(16)	42,455
U.S. Government Agencies	8,022	—	(10)	8,012
Corporate bonds and notes	65,847	4	(214)	65,637

Subtotal	150,308	4	(240)	150,072

Investments in other assets	3,547	—	—	3,547

Total	$153,855	$4	$(240)	$153,619

The following table presents the cost and fair value of our debt investments based on maturities as of September 30, 2011.

	Amortized	Fair
	Cost	Value
	(Thousands of dollars)
Due in one year or less	$28,589	$28,493
Due within two years	11,747	11,708

Total	$40,336	$40,201

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2010.

	Amortized	Fair
	Cost	Value
	(Thousands of dollars)
Due in one year or less	$58,740	$58,704
Due within two years	57,600	57,400

Total	$116,340	$116,104

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of September 30, 2011.

	Average	Average
	Coupon	Days To
	Rate (%)	Maturity
Commercial Paper	0.260	172
Corporate bonds and notes	5.215	273
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of September 30, 2011.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$2,996	$(7)
Corporate bonds and notes	31,420	(142)

	$34,416	$(149)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2010.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$42,471	$(16)
U.S. Government Agencies	3,993	(10)
Corporate bonds and notes	60,501	(214)

	$106,965	$(240)

As of September 30, 2011 and December 31, 2010, we had no investments in a continuous unrealized loss position for more than twelve months.
We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at September 30, 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the nine months ended September 30, 2011.
9. Shareholders’ Equity
We had an average of 15.3 million common shares outstanding for the quarters ended September 30, 2011 and 2010.
Accumulated other comprehensive loss is included in the shareholder’s equity section of the condensed consolidated balance sheets of the Company. Accumulated other comprehensive loss in the condensed consolidated balance sheets included the following components:

	September 30,	December 31,
	2011	2010
Unrealized gain (loss) on short-term investments	$(81)	$(142)
Changes in pension plan assets and benefit obligations	(30)	(20)

	$(111)	$(162)

10. Condensed Consolidating Financial Information
PHI, Inc. issued 8.625% Senior Notes that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

ASSETS
Current Assets:
Cash	$2,799	$663	$—	$3,462
Short-term investments	99,896	—	—	99,896
Accounts receivable — net	97,968	10,119	—	108,087
Intercompany receivable	—	90,245	(90,245)	—
Inventories of spare parts — net	57,139	—	—	57,139
Other current assets	12,958	10	—	12,968
Income taxes receivable	926	—	—	926

Total current assets	271,686	101,037	(90,245)	282,478

Investment in subsidiaries and other	79,798	—	(79,798)	—
Other assets	33,106	22	—	33,128
Property and equipment — net	654,497	10,722	—	665,219

Total assets	$1,039,087	$111,781	$(170,043)	$980,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,134	$1,623	$—	$20,757
Accrued liabilities	29,553	7,653	—	37,206
Other current liabilities	22,900	—	—	22,900
Intercompany payable	90,245	—	(90,245)	—

Total current liabilities	161,832	9,276	(90,245)	80,863

Long-term debt	335,368	—	—	335,368
Deferred income taxes and other long-term liabilities	67,786	22,707	—	90,493
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(111)	—	—	(111)
Retained earnings	181,278	77,124	(77,124)	181,278

Total shareholders’ equity	474,101	79,798	(79,798)	474,101

Total liabilities and shareholders’ equity	$1,039,087	$111,781	$(170,043)	$980,825

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended September 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$130,180	$15,396	$—	$145,576
Management fees	616	—	(616)	—
Gain on dispositions of assets, net	(638)	—	—	(638)
Other, principally interest income	50	—	—	50

	130,208	15,396	(616)	144,988

Expenses:
Direct expenses	111,133	12,489	—	123,622
Management fees	—	616	(616)	—
Selling, general and administrative expenses	8,076	324	—	8,400
Equity in net income of consolidated subsidiaries	(1,181)	—	1,181	—
Interest expense	6,997	—	—	6,997

	125,025	13,429	565	139,019

Earnings before income taxes	5,183	1,967	(1,181)	5,969
Income tax expense	1,601	786	—	2,387

Net earnings	$3,582	$1,181	$(1,181)	$3,582

	For the quarter ended September 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$120,381	$15,288	$—	$135,669
Management fees	611	—	(611)	—
Gain on dispositions of assets, net	98	—	—	98
Other, principally interest income	22	—	—	22

	121,112	15,288	(611)	135,789

Expenses:
Direct expenses	102,934	12,878	—	115,812
Management fees	—	611	(611)	—
Selling, general and administrative expenses	7,371	317	—	7,688
Equity in net income of consolidated subsidiaries	(889)	—	889	—
Interest expense	4,208	—	—	4,208
Loss on debt restructuring	9,521	—	—	9,521

	123,145	13,806	278	137,229

(Loss) earnings before income taxes	(2,033)	1,482	(889)	(1,440)
Income tax expense	410	593	—	1,003

Net (loss) earnings	$(2,443)	$889	$(889)	$(2,443)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$354,614	$46,578	$—	$401,192
Management fees	1,863	—	(1,863)	—
Gain on dispositions of assets, net	(415)	—	—	(415)
Other, principally interest income	686	—	—	686

	356,748	46,578	(1,863)	401,463

Expenses:
Direct expenses	316,236	36,035	—	352,271
Management fees	—	1,863	(1,863)	—
Selling, general and administrative expenses	24,806	873	—	25,679
Equity in net income of consolidated subsidiaries	(4,684)	—	4,684	—
Interest expense	20,790	—	—	20,790

	357,148	38,771	2,821	398,740

Earnings before income taxes	(400)	7,807	(4,684)	2,723
Income tax expense	(2,034)	3,123	—	1,089

Net earnings	$1,634	$4,684	$(4,684)	$1,634

	For the nine months ended September 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated

Operating revenues, net	$347,873	$49,002	$—	$396,875
Management fees	1,960	—	(1,960)	—
Gain on dispositions of assets, net	221	—	—	221
Other, principally interest income	58	—	—	58

	350,112	49,002	(1,960)	397,154

Expenses:
Direct expenses	296,468	39,652	—	336,120
Management fees	—	1,960	(1,960)	—
Selling, general and administrative expenses	21,008	1,083	—	22,091
Equity in net income of consolidated subsidiaries	(3,784)	—	3,784	—
Interest expense	12,387	—	—	12,387
Loss on debt restructuring	9,521	—	—	9,521

	335,600	42,695	1,824	380,119

Earnings before income taxes	14,512	6,307	(3,784)	17,035
Income tax expense	5,870	2,523	—	8,393

Net earnings	$8,642	$3,784	$(3,784)	$8,642

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the nine months ended September 30, 2011
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$22,068	$(8)	$—	$22,060

Investing activities:
Purchase of property and equipment	(66,747)	—	—	(66,747)
Proceeds from asset dispositions	3,804	—	—	3,804
Purchase of short-term investments	(193,557)	—	—	(193,557)
Proceeds from sale of short-term investments	241,989	—	—	241,989
Payments for deposits on aircraft	(12,009)	—	—	(12,009)

Net cash used in investing activities	(26,520)	—	—	(26,520)

Financing activities:
Payment on line of credit, net	4,294	—	—	4,294

Net cash provided by financing activities	4,294	—	—	4,294

Increase in cash	(158)	(8)	—	(166)
Cash, beginning of period	2,957	671	—	3,628

Cash, end of period	$2,799	$663	$—	$3,462

	For the nine months ended September 30, 2010
	Parent
	Company	Guarantor
	Only	Subsidiaries(1)	Eliminations	Consolidated
Net cash provided by operating activities	$49,451	$2,052	$—	$51,503

Investing activities:
Purchase of property and equipment	(37,551)	(2,188)	—	(39,739)
Proceeds from asset dispositions	1,171	—	—	1,171
Purchase of short-term investments	(102,710)	—	—	(102,710)
Proceeds from sale of short-term investments	24,260	—	—	24,260
Payments for deposits on aircraft	(3,660)	—	—	(3,660)

Net cash used in investing activities	(118,490)	(2,188)	—	(120,678)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	300,000	—	—	300,000
Premium and costs to retire debt early	(7,293)	—	—	(7,293)
Repayment of Senior Notes due 2013	(189,490)	—	—	(189,490)
Debt issuance costs	(4,982)	—	—	(4,982)
Proceeds (payment) line of credit, net	(18)	—	—	(18)

Net cash provided by financing activities	98,217	—	—	98,217

Increase in cash	29,178	(136)	—	29,042
Cash, beginning of period	1,678	823	—	2,501

Cash, end of period	$30,856	$687	$—	$31,543

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Operating revenues for the three months ended September 30, 2011 were $145.6 million, compared to $135.7 million for the three months ended September 30, 2010, an increase of $9.9 million. Oil and Gas operating revenues increased $6.8 million for the quarter ended September 30, 2011, related primarily to increased heavy aircraft flight hours and revenues, due to a slight increase in deepwater drilling activity as compared to the same period in 2010 when there was no deepwater drilling activity due to the moratorium. Also contributing to the revenue increase was increased medium aircraft ad hoc flights in the month of September for hurricane evacuations in the Gulf of Mexico. Operating revenues in the Air Medical segment increased $2.6 million primarily due to increased revenues for hospital based contracts of $2.5 million due to increased flight hours for those contracts.
Flight hours for the quarter ended September 30, 2011 were 39,223 compared to 39,192 for the quarter ended September 30, 2010. Oil and Gas segment’s flight hours decreased 218 hours due to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours increased 278 hours for the quarter ended September 30, 2011, due to increased flight activity in hospital based contracts. Individual patient transports in the Air Medical segment were 4,881 for the quarter ended September 30, 2011, compared to transports of 5,149 for the quarter ended September 30, 2010, a decrease of 268 transports.
Net Oil and Gas segment profit was $13.5 million for the quarter ended September 30, 2011, compared to $13.3 million for the quarter ended September 30, 2010. The increase of $0.2 million was primarily due to increased revenues of $6.8 million, partially offset by increased direct expenses of $6.5 million, discussed further in the Segment Discussion.
Net segment profit for the Air Medical segment was $6.1 million for the quarter ended September 30, 2011, compared to $4.6 million for the quarter ended September 30, 2010. The increase in segment profit in the Air Medical segment was primarily due to the increased revenues.
Net income for the quarter ended September 30, 2011 was $3.6 million, or $0.23 per diluted share, compared to a net loss of $2.4 million for the quarter ended September 30, 2010, or $0.16 per diluted share. Pre-tax earnings were $6.0 million for the quarter ended September 30, 2011, compared to a pre-tax loss of $1.4 million for the same period in 2010. Interest expense increased $2.8 million from $4.2 million in the third quarter of 2010 to $7.0 million in the third quarter of 2011, due to the issuance of the 8.625% Senior Notes. Included in the quarter ended September 30, 2010 was a pre-tax charge of $9.5 million related to the early redemption of our 7.125% Senior Notes and a $1.5 million charge to tax expense, primarily related to an increase in our valuation allowance for foreign tax credits, discussed in Note 3 to our financial statements included in this report.
Year to date operating revenues for September 30, 2011 were $401.2 million, compared to $396.9 million for the nine months ended September 30, 2010, an increase of $4.3 million. Oil and Gas operating revenues decreased $5.2 million for the nine months ended September 30, 2011, related primarily to decreased medium aircraft flight hours and revenues resulting mainly from the continuing impact on our business of the Deepwater Horizon incident. Operating revenues in the Air Medical segment increased $8.6 million primarily due to increased revenues for hospital based contracts of $5.6 million due to increased flight hours for those contracts. There was also an increase in revenues of $3.0 million in the independent provider programs primarily due to an improved payor mix and rate increases implemented in the prior year.
Flight hours for the nine months ended September 30, 2011 were 110,395 compared to 114,061 for the nine months ended September 30, 2010. Oil and Gas segment’s flight hours decreased 4,146 hours due to a decrease in deepwater drilling activity in the Gulf of Mexico. Air Medical segment flight hours increased 432 hours for the nine months ended September 30, 2011, due to increased flight activity in hospital based contracts. Individual patient transports in the Air Medical segment were 13,441 for the nine months ended September 30, 2011, compared to transports of 14,124 for the nine months ended September 30, 2010, a decrease of 683 transports.
Net Oil and Gas segment profit was $30.0 million for the nine months ended September 30, 2011, compared to $44.3 million for the nine months ended September 30, 2010. The decrease of $14.3 million was primarily due to decreased revenues primarily in medium aircraft revenue related to the Deepwater Horizon impact, and increased direct expenses discussed further in the Segment Discussion.
Net segment profit for the Air Medical segment was $11.5 million for the nine months ended September 30, 2011, compared to $9.0 million for the nine months ended September 30, 2010. The increase in segment profit in the Air Medical segment was primarily due to the increased revenues of $8.6 million, partially offset by increased direct expenses of $6.4 million, discussed further in the Segment Discussion. Segment profit for the nine months ended September 30, 2010 includes a credit of $3.1 million related to the termination of a manufacturer warranty program.
Net earnings for the nine months ended September 30, 2011 was $1.6 million, or $0.11 per diluted share, compared to net earnings of $8.6 million for the nine months ended September 30, 2010, or $0.56 per diluted share. Pre-tax earnings were $2.7 million for the nine months ended September 30, 2011, compared to pre-tax earnings of $17.0 million for the same period in 2010. The decrease in earnings is due primarily to the decrease in Oil and Gas segment profit of $14.2 million, discussed above. In addition, the decrease is due to an increase in unallocated selling, general and administrative expense of $4.7 million as discussed in Combined Operations for the nine months. Interest expense was $20.8 million for the first nine months of 2011, compared to $12.4 million for the first nine months of 2010, an increase of $8.4 million due to the issuance of the 8.625% Senior Notes. Earnings for the nine months ended September 30, 2010 included a credit of $4.3 million in direct expense related to termination of a manufacturer’s warranty program on certain aircraft, a $9.5 million pre-tax charge related to the early redemption of our 7.125% Senior Notes and a $1.5 million charge to tax expense, discussed above.
Operating Statistics
The following tables present certain non-financial operational statistics for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Flight hours:
Oil and Gas	29,901	30,119	84,151	88,297
Air Medical (1)	9,322	9,044	25,682	25,250
Technical Services	—	29	562	514

Total	39,223	39,192	110,395	114,061

Air Medical Transports (2)	4,881	5,149	13,441	14,124

	September 30,
	2011	2010
Aircraft operated at period end:
Oil and Gas (3)	164	159
Air Medical (4)	88	87
Technical Services	5	5

Total (3) (4)	257	251

(1)	Flight hours include 2,729 flight hours associated with hospital-based contracts, compared to 2,127 flight hours in the prior year quarter, and 7,415 flight hours year-to-date, compared to 6,200 in the prior year-to-date period.

(2)	Represents individual patient transports for the period.

(3)	Includes nine aircraft as of September 30, 2011 and 2010 that are customer owned.

(4)	Includes seven aircraft as of September 30, 2011 and 2010 that are customer owned.
Results of Operations
Quarter Ended September 30, 2011 compared with Quarter Ended September 30, 2010
Combined Operations
Revenues — Operating revenues for the three months ended September 30, 2011 were $145.6 million, compared to $135.7 million for the three months ended September 30, 2010, an increase of $9.9 million. Oil and Gas operating revenues increased $6.8 million for the quarter ended September 30, 2011, related primarily to increased heavy aircraft flight hours and revenues. Also contributing to the revenue increase was increased medium aircraft ad hoc flight hours in the month of September for hurricane evacuations in the Gulf of Mexico. Operating revenues in the Air Medical segment increased $2.6 million primarily due to increased revenues for hospital based contracts of $2.5 million due to increased flight hours for those contracts.
Flight hours for the quarter ended September 30, 2011 were 39,223 compared to 39,192 for the quarter ended September 30, 2010. Oil and Gas segment’s flight hours decreased 218 hours due to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours increased 278 hours for the quarter ended September 30, 2011, due to increased flight hours in the hospital based contracts. Individual patient transports in the Air Medical segment were 4,881 for the quarter ended September 30, 2011, compared to transports of 5,149 for the quarter ended September 30, 2010, a decrease of 268 transports.
Other Income and Gains — During the third quarter, we recorded a loss related to the sale of certain aircraft and related inventory in the amount of $0.8 million, resulting in losses on asset dispositions of $0.6 million for the three months ended September 30, 2011. Gains on asset dispositions were $0.1 million for the three months ended September 30, 2010.
Direct Expenses — Direct operating expense was $123.6 million for the three months ended September 30, 2011, compared to $115.8 million for the three months ended September 30, 2010, an increase of $7.8 million. Aircraft fuel expense increased ($3.1 million) primarily due to increased per-gallon fuel costs. Aircraft rent decreased ($1.7 million) due to the purchase of four heavy aircraft in 2010, and two heavy and one medium aircraft in 2011 previously under lease pursuant to purchase options. Aircraft depreciation increased ($0.8 million) due to additional aircraft purchased, including those purchased off lease. We also experienced an increase in aircraft parts usage ($2.0 million), component repair costs ($1.1 million) and employee compensation expenses ($2.3 million). Other items increased, net ($0.2 million).
Selling, General, and Administrative Expenses — Selling, general and administrative expenses were $8.4 million for the three months ended September 30, 2011, compared to $7.7 million for the three months ended September 30, 2010. The $0.7 million increase is due to increased employee compensation costs ($0.9 million), partially offset by decreased legal expenses ($0.2 million).
Interest Expense — Interest expense was $7.0 million for the three months ended September 30, 2011, compared to $4.2 million for the three months ended September 30, 2010. The increase is due to refinancing our $200 million 7.125% Senior Notes due 2013 with the $300 million 8.625% Senior Notes due 2018.
Income Taxes — Income tax expense for the three months ended September 30, 2011 was $2.4 million compared to income tax expense of $1.0 million for the three months ended September 30, 2010. The effective tax rate was 40% for the three months ended September 30, 2011. Tax expense for the quarter ended September 30, 2010 includes a provision of $1.5 million related to the expiration of foreign tax credits and state net operating loss carry-forwards, resulting from actual and scheduled purchases of aircraft. The acquisitions resulted in increased tax depreciation and net operating loss carry-forwards, which must be utilized before foreign tax credits can be utilized.
Net Earnings — Net income for the three months ended September 30, 2011 was $3.6 million compared to a net loss of $2.4 million for the three months ended September 30, 2010. Earnings before income taxes for the three months ended September 30, 2011 was $6.0 million compared to a loss before tax of $1.4 million for the same period in 2010. Earning per diluted share was $0.23 for the current quarter compared to a loss per diluted share of $0.16 for the prior year quarter. We had 15.5 million common shares outstanding during the three months ended September 30, 2011, and 15.3 million common shares outstanding during the three months ended September 30, 2010. The increase in earnings before taxes for the quarter ended September 30, 2011 is related to the pre-tax charge of $9.5 million recorded in the quarter ended September 30, 2010 related to the early redemption of our 7.125% Senior Notes.

Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $96.6 million for the three months ended September 30, 2011, compared to $89.8 million for the three months ended September 30, 2010, an increase of $6.8 million. Flight hours were 29,901 for the current quarter compared to 30,119 for the same quarter in the prior year. The increase in revenue is primarily due to increased heavy aircraft flight hours and revenues, due to a slight increase in deepwater drilling activity compared to the same period in 2010 when there was no deepwater drilling activity due to the moratorium. Also contributing to the revenue increase was increased medium aircraft ad hoc flights in the month of September for hurricane evacuations in the Gulf of Mexico.
The number of aircraft in the segment was 164 at September 30, 2011, compared to 160 aircraft at September 30, 2010. We have sold or disposed of three light aircraft in the Oil and Gas segment since September 30, 2010. We also traded in two medium aircraft related to our contract for the acquisition of medium aircraft for a customer. We added eight new aircraft to the Oil and Gas segment since September 30, 2010, consisting of two light, four medium and two heavy aircraft. Inter-segment aircraft transfers account for the remaining amount. We also purchased two heavy and one medium aircraft off lease since September 30, 2010, which does not affect the segment aircraft count. In addition, in the second quarter of 2011, we entered into a heavy transport aircraft contract, as further discussed in Note 3 to our Financial Statements included in this report.
Direct expense in our Oil and Gas segment was $82.2 million for the three months ended September 30, 2011, compared to $75.7 million for the three months ended September 30, 2010, an increase of $6.5 million. Fuel expense increased ($3.2 million) as a result of increased per-gallon fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Aircraft rent expense decreased ($1.9 million) due to the exercise of lease purchase options of four heavy aircraft, two in October 2010 and two in April 2011, and the purchase of one medium aircraft in July 2011. There was an increase in aircraft depreciation ($0.7 million) due to additional aircraft added to the fleet, including those purchased off lease. Component repair costs increased ($2.2 million) due to the addition of AW139 model aircraft to the fleet and a reclassification of certain engine and transmission overhaul expenses from the Air Medical segment. Employee compensation expenses increased ($2.4 million) due to compensation rate increases and increased overtime paid during hurricane season. Other items decreased, net ($0.1 million).
Our Oil and Gas segment profit was $13.5 million for the quarter ended September 30, 2011, compared to $13.3 million for the quarter ended September 30, 2010. Operating margins (segment profit divided by operating revenues) were 14% for the three months ended September 30, 2011, compared to 15% for the three months ended September 30, 2010. The increase of $0.2 million was primarily due to increased revenues of $6.8 million, partially offset by increased direct expenses of $6.5 million as previously discussed. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.
Air Medical — Air Medical segment revenues were $46.9 million for the three months ended September 30, 2011, compared to $44.3 million for the three months ended September 30, 2010, an increase of $2.6 million. The increase was primarily due to increased revenue of $2.5 million related to flight activity in hospital based contracts. Total patient transports were 4,881 for the three months ended September 30, 2011, compared to 5,149 for the three months ended September 30, 2010, a decrease of 268 transports.
Flight hours were 9,322 for the three months ended September 30, 2011, compared to 9,044 for the three months ended September 30, 2010. Since September 30, 2010, we added one medium aircraft related to a hospital contract. We also acquired two fixed wing aircraft, and sold or disposed of two fixed wing aircraft.

Direct expense in our Air Medical segment was $39.7 million for the three months ended September 30, 2011, compared to $38.7 million for the three months ended September 30, 2010. There was an increase in aircraft parts usage ($2.0 million), partially offset by a decrease in component repair costs ($1.0 million).
Selling, general and administrative expenses were $1.1 million for the three months ended September 30, 2011, compared to $1.0 million for the three months ended September 30, 2010. The $0.1 million increase is primarily due to increased employee compensation expenses.
Our Air Medical segment’s operating income was $6.1 million for the quarter ended September 30, 2011, compared to $4.6 million for the quarter ended September 30, 2010. Operating margins were 13% for the three months ended September 30, 2011, compared to 10% for the three months ended September 30, 2010.
Technical Services — Technical Services revenues were $2.1 million for the three months ended September 30, 2011, compared to $1.6 million for the three months ended September 30, 2010. Direct expenses in our Technical Services segment were $1.8 million for the three months ended September 30, 2011, compared to $1.4 million for the three months ended September 30, 2010. Our Technical Services segment’s operating income was $0.3 million for the three months ended September 30, 2011, compared to operating income of $0.2 million for the three months ended September 30, 2010.
     Nine Months Ended September 30, 2011 compared with Nine Months Ended September 30, 2010
Combined Operations
Revenues — Operating revenues for the nine months ended September 30, 2011 were $401.2 million, compared to $396.9 million for the nine months ended September 30, 2010, an increase of $4.3 million. Oil and Gas operating revenues decreased $5.2 million for the nine months ended September 30, 2011, related primarily to decreased medium aircraft flight hours and revenues resulting mainly from the continuing impact on our business of the Deepwater Horizon incident. Operating revenues in the Air Medical segment increased $8.6 million primarily due to increased revenues for hospital based contracts of $5.6 million due to increased flight hours for those contracts. There was also an increase in revenues of $3.0 million in the independent provider programs primarily due to an improved payor mix and rate increases implemented in the current year and prior year.
Flight hours for the nine months ended September 30, 2011 were 110,395 compared to 114,061 for the nine months ended September 30, 2010. Oil and Gas segment’s flight hours decreased 4,146 hours due to a decrease in deepwater drilling activity in the Gulf of Mexico. Air Medical segment flight hours increased 432 hours for the nine months ended September 30, 2011. Individual patient transports in the Air Medical segment were 13,441 for the nine months ended September 30, 2011, compared to transports of 14,124 for the nine months ended September 30, 2010, a decrease of 683 transports.
Other Income and Gains — During the third quarter, we recorded a loss related to the sale of certain aircraft and related inventory in the amount of $0.8 million, resulting in losses on asset dispositions of $0.4 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, gain on disposition of assets was $0.2 million.
Other income was $0.7 million for the nine months ended September 30, 2011, compared to less than $0.1 million for the nine months ended September 30, 2010.
Direct Expenses — Direct operating expense was $352.3 million for the nine months ended September 30, 2011, compared to $336.1 million for the nine months ended September 30, 2010, an increase of $16.2 million. Contributing to this increase was a $4.3 million credit recorded in the prior year related to termination of a warranty program for certain aircraft. We also experienced increases in fuel expense

($6.3 million) due to increased per-gallon fuel costs compared to the prior year, and increases in aircraft depreciation ($2.7 million) and aircraft insurance ($2.7 million) due to additional aircraft added to the fleet. Aircraft parts usage also increased ($4.7 million). Aircraft rent decreased ($4.8 million) due to the purchase of six heavy and one medium aircraft off lease.
Selling, General and Administrative Expenses — Selling, general and administrative expenses were $25.7 million for the nine months ended September 30, 2011, compared to $22.1 million for the nine months ended September 30, 2010. The $3.6 million increase was primarily due to increased legal and accounting fees ($1.2 million). Of this amount, $1.0 million is due to expenses incurred in assessing a potential acquisition for which we were unsuccessful. Other increases included expense associated with the issuance of restricted stock units in 2010 ($1.0 million), consultants and contract services ($0.8 million), promotional and printing expenses ($0.4 million), and other items, net ($0.2 million).
Interest Expense — Interest expense was $20.8 million for the nine months ended September 30, 2011, compared to $12.4 million for the nine months ended September 30, 2010. This increase is due to refinancing our $200 million 7.125% Senior Notes due 2013 with the $300 million 8.625% Senior Notes due 2018.
Income Taxes — Income tax expense was $1.1 million for the nine months ended September 30, 2011, compared to $8.4 million for the nine months ended September 30, 2010. The effective tax rate was 40% for the nine months ended September 30, 2011. Tax expense for the nine months ended September 30, 2010 includes a provision of $1.5 million related to the expiration of foreign tax credits and state net operating loss carry-forwards, resulting from actual and scheduled purchases of aircraft. The acquisitions resulted in increased tax depreciation and net operating loss carry-forwards, which must be utilized before foreign tax credits can be utilized.
Net Earnings — Net earnings for the nine months ended September 30, 2011 was $1.6 million, or $0.11 per diluted share, compared to net earnings of $8.6 million for the nine months ended September 30, 2010, or $0.56 per diluted share. Pre-tax earnings were $2.7 million for the nine months ended September 30, 2011, compared to pre-tax earnings of $17.0 million for the same period in 2010. The decrease in earnings is due primarily to the decrease in Oil and Gas segment profit of $14.2 million, and an increase in selling, general and administrative expense of $3.6 million. Interest expense increased $8.4 million from $12.4 million in the nine months of 2010 to $20.8 million in the nine months of 2011, due to the issuance of the 8.625% Senior Notes. Earnings for the nine months ended September 30, 2010 included a credit of $4.3 million in direct expense related to termination of a manufacturer’s warranty program on certain aircraft, a $9.5 million pre-tax charge related to the early redemption of our 7.125% Senior Notes and a $1.5 million charge to tax expense, discussed above. We had 15.5 million common shares outstanding during the nine months ended September 30, 2011, and 15.3 million common shares outstanding during the nine months ended September 30, 2010.
Segment Discussion
Oil and Gas — Oil and Gas segment revenues were $264.2 million for the nine months ended September 30, 2011, compared to $269.5 million for the nine months ended September 30, 2010, a decrease of $5.3 million. Flight hours were 84,151 for the nine months ended September 30, 2011, compared to 88,297 for the same period in 2010. The decrease in Oil and Gas revenues was related primarily to decreased medium aircraft flight hours and revenue due to decreased deepwater drilling activity in the Gulf of Mexico related to the Deepwater Horizon incident in 2010 and delays in the resumption of drilling due to the new regulatory drilling permit process.
Direct expense in our Oil and Gas segment was $231.6 million for the nine months ended September 30, 2011, compared to $221.8 million for the nine months ended September 30, 2010, an increase of $9.8 million. Fuel expense increased ($5.8 million) as a result of increased pre-gallon fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-

gallon amount is included in revenue. Aircraft rent expense decreased ($5.0 million) due to the purchase of six heavy and one medium aircraft previously under lease in 2010, and aircraft insurance increased ($2.1 million) due to additional aircraft added to the fleet. There was an increase in aircraft depreciation ($2.3 million) due to additional aircraft added to the fleet, including those purchased off lease. Employee compensation expenses increased ($2.8 million) due to compensation rate increases and increased overtime paid during hurricane evacuation. Aircraft parts usage also increased ($2.1 million), and other items decreased, net ($0.3 million).
Selling, general and administrative expenses were $2.7 million for the nine months ended September 30, 2011, compared to $3.4 million for the nine months ended September 30, 2010. The decrease was primarily related to decreased employee compensation expenses related primarily to severance costs in the prior year.
Our Oil and Gas segment’s operating income was $30.1 million for the nine months ended September 30, 2011, compared to $44.3 million for the nine months ended September 30, 2010. The $14.2 million decrease was due to the decrease in revenue of $5.2 million and the increase in direct expenses of $9.8 million, partially offset by the decrease in selling, general and administrative expenses of $0.7 million. Operating margins were 11% for the nine months ended September 30, 2011, compared to 16% for the nine months ended September 30, 2010. The decrease in operating income and margin is primarily due to decreased medium aircraft revenue due to decreased deepwater drilling activity in the Gulf of Mexico as discussed above. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.
Air Medical — Air Medical segment revenues were $129.5 million for the nine months ended September 30, 2011, compared to $120.9 million for the nine months ended September 30, 2010, an increase of $8.6 million or 7%. Patient transports were 13,441 for the nine months ended September 30, 2011, compared to 14,124 for the nine months ended September 30, 2011, a decrease of 683 transports. Flight hours were 25,682 for the nine months ended September 30, 2011, compared to 25,250 for the nine months ended September 30, 2010. This increase was due to the increase in hospital based contract flight hours.
Direct expense in our Air Medical segment was $115.1 million for the nine months ended September 30, 2011, compared to $108.7 million for the nine months ended September 30, 2010. The $6.4 million increase is primarily due to increased aircraft warranty costs ($2.7 million) due to a $3.1 million credit recorded in segment direct expense in the first quarter of 2010. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. There were also increases in aircraft parts usage ($2.6 million) and aircraft fuel ($0.5 million). Aircraft depreciation also increased ($0.4 million) due to additional aircraft added to the segment’s fleet. Other items increased, net ($0.2 million).
Selling, general and administrative expenses were $2.9 million for the nine months ended September 30, 2011, compared to $3.3 million for the nine months ended September 30, 2010. The $0.4 million decrease was primarily due to decreased employee costs.
Our Air Medical segment’s operating income was $11.5 million for the nine months ended September 30, 2011, compared to $9.0 million for the nine months ended September 30, 2010. Operating margins were 9% and 7% for the nine months ended September 30, 2011 and 2010, respectively. Operating income for the nine months ended September 30, 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program. The increase in revenue and decrease in selling, general and administrative expenses contributed to the improved operating margin in the Air Medical segment.

Technical Services — Technical Services revenues were $7.4 million for the nine months ended September 30, 2011, compared to $6.5 million for the nine months ended September 30, 2010. Direct expenses in our Technical Services segment were $5.6 million for the nine months ended September 30, 2011 and the nine months ended September 30, 2010. Our Technical Services segment’s operating income was $1.8 million for the nine months ended September 30, 2011, compared to operating income of $0.8 million for the nine months ended September 30, 2010.
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
Cash Flow
Our cash position was $3.5 million at September 30, 2011, compared to $3.6 million at December 31, 2010. Short-term investments were $99.9 million at September 30, 2011, compared to $150.1 million at December 31, 2010. Working capital was $201.6 million at September 30, 2011, compared to $268.8 million at December 31, 2010, a decrease of $67.2 million. The decrease was primarily due to a decrease in short-term investments of $50.2 million and an increase in other current liabilities of $22.9 million. The $22.9 million other current liability due November 1, 2011, was incurred in connection with a contract to purchase heavy transport aircraft, described in Note 3 to the financial statements, upon delivery of the baseline aircraft in June 2011. The one aircraft related to the $22.9 million other current liability is reflected in property and equipment — net, as of September 30, 2011. Proceeds from the sale of short-term investments were used primarily to purchase two aircraft off lease for $25.6 million and to pay down the revolver balance in the first quarter, $25.5 million.
Net cash provided by operating activities was $22.1 million for the nine months ended September 30, 2011, compared to $51.5 million for the same period in 2010, a decrease of $29.4 million. This decrease is primarily due to a decrease in net earnings of $7.0 million and an increase in accounts receivable of $18.4 million related to increased revenues.
Net cash used in investing activities was $26.5 million for the nine months ended September 30, 2011, compared to a use of cash of $120.7 million for the same period in 2010. Purchases and sales of short-

term investments provided a net $48.4 million in cash during the nine months ended September 30, 2011 compared to a net use of $78.4 million in the comparable prior year period. The increased net proceeds from short-term investments in 2011 were used to reduce the revolving credit facility balance and purchase two heavy aircraft off lease. The increase in purchases of short-term investments results primarily from the investment of approximately $82.0 million of net proceeds of our 8.625% Senior Notes remaining after the repurchase of our 7.125% Senior Notes and payment of related fees and costs. Capital expenditures were $66.7 million for the nine months ended September 30, 2011, compared to $39.7 million for the same period in 2010. Capital expenditures for 2011 included $62.7 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2010 included $32.6 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from aircraft dispositions were $3.8 million for the nine months ended September 30, 2011, compared to $1.2 million for the same period in 2010.
Financing activities for the nine months ended September 30, 2011 include only proceeds of and payments on the revolving credit facility. In 2011, we had net borrowing of $4.3 million, compared to net borrowing of less than $0.1 for the same period in 2010.
Long Term Debt
As of September 30, 2011, our total long-term debt was $335.4 million, consisting of our $300 million 8.625% Senior Notes due 2018 and $35.4 million outstanding on our revolving credit facility.
Our senior secured credit facility provides a $75 million revolving credit facility maturing in September 2013. On September 26, 2011, we amended the facility to extend the maturity date from September 1, 2012 to September 1, 2013. The interest rate is the prime rate plus 100 basis points. At September 30, 2011, we had $35.4 million in borrowings under the facility. During the quarter ended September 30, 2011, $35.4 million was the highest loan balance, with a weighted average balance of $24.8 million. During the same period for 2010, $24.8 million was the highest loan balance, with a weighted average balance of $16.5 million.
On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature October 15, 2018. Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer and consent solicitation that also settled on September 23, 2010. The tender offer for the 7.125% Senior Notes included a tender premium and interest totaling $7.6 million. The remaining $10.5 million of 7.125% Senior Notes outstanding were redeemed October 25, 2010, at a redemption price of 103.563% of their face amount plus accrued interest. As a result of these transactions, we incurred a loss on debt restructuring of $9.5 million during the quarter ended September 30, 2010.
For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.

Contractual Obligations
The table below sets out our contractual obligations as of September 30, 2011 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of September 30, 2011, and expect to remain in compliance through the year ending December 31, 2011. As of September 30, 2011, we leased 19 aircraft included in the lease obligations below.

	Payment Due by Year
							Beyond
	Total	2011	2012	2013	2014	2015	2015
				(Thousands of dollars)
Aircraft purchase commitments (1)	$220,085	84,467	$128,028	$7,590	$—	$—	$—

Aircraft lease obligations	142,316	6,316	25,695	26,060	26,060	25,783	32,402

Other lease obligations	14,627	844	2,513	1,891	1,587	1,507	6,285

Other current liabilities (1)	22,900	22,900	—	—	—	—	—

Long-term debt	335,368	—	—	35,368	—	—	300,000

Senior notes interest	182,203	6,469	25,875	25,875	25,875	25,875	72,234

	$917,499	$120,996	$182,111	$96,784	$53,522	$53,165	$410,921

(1)	For information about these aircraft purchase commitments and other current liabilities, see footnote 3 to the financial statements in this report.
As of September 30, 2011, we had options to purchase aircraft under lease becoming exercisable in 2012 through 2014 for the following aggregate purchase prices, respectively: $45.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable. There are no other lease purchase options in 2011

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $35.4 million in borrowings outstanding at September 30, 2011, a 10% increase (0.425%) in the interest rate would reduce our annual pre-tax earnings approximately $0.1 million.
Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2011, the market value of the notes was approximately $300.3 million, based on quoted market indications.

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
As of September 30, 2011, we had obligations related to aircraft purchase commitments totaling approximately $220.0 million due in 2011 and 2012, along with other significant contractual obligations as described in this report. As of September 30, 2011, we had approximately $103.4 million in cash and short-term investments and $39.6 million available under our $75.0 million revolving credit facility. We intend to seek to obtain operating leases and/or additional debt financing to fund these obligations. We have no current commitments or arrangements with respect to such financing, and no assurances can be given that such financing will be available to us on acceptable terms. Our inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION
On October 12, 2011, the Board of Directors of PHI, Inc. appointed Didier Keller to serve as a director on the Board of Directors of PHI, Inc., effective October 12, 2011. Mr. Keller will also serve as a member of the Audit Committee and Compensation Committee.
Mr. Keller served as Chief Executive of SBM Offshore N.V., a Dutch public company serving the offshore oil and gas industry on a global basis by supplying engineered products, vessels and systems, and offshore oil and gas production services, from 2004 until his retirement in May 2008. He joined SBM Offshore (formerly IHC Caland N.V.) in 1977, and during the next 31 years held positions of increasing responsibility in project management, business development, marketing, sales, and management, including serving as President of SBM Offshore’s American subsidiary from 1991 to 1994. Since May 2008, he has been engaged as an independent consultant in the oil and gas industry, and currently serves as a Supervisory Director of Dietsmann NV, a privately-held company headquartered in the Netherlands and a leading independent provider of integrated operation and maintenance services for oil, gas, and LNG production facilities and power plants. Mr. Keller graduated from the civil engineering school ESTACA in Paris in 1969 and holds a PhD French equivalent degree in aeronautics.
On November 4, 2011, the Compensation Committee of the Board of Directors of PHI, Inc. granted the Company’s Chairman and Chief Executive Officer Al A. Gonsoulin restricted stock units to acquire

83,978 shares of the Company’s voting common stock under the Company’s Amended and Restated 1995 Incentive Compensation Plan. The restricted stock units will vest on January 1, 2013, if Mr. Gonsoulin continues to be employed by the Company on that vesting date. Vesting will be accelerated upon death, disability or upon a change of control of the Company. The Restricted Stock Unit Agreement with respect to the grants to Mr. Gonsoulin is included as Exhibit 10.2.

Item 6.	EXHIBITS
(a)	Exhibits
3.1	(i)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).
(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed October 13, 2011).
4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).
4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).
4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).
4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank.
4.5	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).
4.6	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).
10.1	Form of Indemnity Agreement dated November 4, 2011 between PHI, Inc. and each of its directors.
10.2	Form of Restricted Stock Unit Agreement under the Amended and Restricted Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI, Inc. and Al A. Gonsoulin dated as of November 4, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.
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

PHI, Inc.
November 7, 2011	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 7, 2011	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer