Form 10-K
period 2011-12-31
PHI INC
filed 2012-03-14
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 0-9827

PHI, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-0395707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 SE Evangeline Thruway Lafayette, Louisiana	70508
(Address of principal office)	(Zip Code)

Registrant’s telephone number including area code: (337) 235-2452

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock	The NASDAQ Global Market
Non-Voting Common Stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes:  ☐    No:  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $332,464,506 based upon the last sales prices of the voting and non-voting common stock on June 30, 2011, as reported on the NASDAQ Global Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 29, 2012 was:

Voting Common Stock	2,852,616 shares.	Non-Voting Common Stock	12,458,992 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Information Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.

INDEX—FORM 10-K

i

PART I

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-K (the “Annual Report”) and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, any further effects of the Macondo incident on our business, our dependence on a small number of large oil and gas industry customers, any failure to maintain our strong safety record, the effect on our operating costs of volatile fuel prices, the availability of aircraft lease financing or capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1A below. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section below. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.	BUSINESS

General

Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers and U.S. governmental agencies such as the National Science Foundation. We also provide air medical transportation for hospitals and emergency service agencies where we operate as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services for existing customers, primarily to those that own their own aircraft. At December 31, 2011, we owned or operated 259 aircraft domestically and internationally, 167 of which were dedicated to our Oil and Gas segment, 86 of which were dedicated to our Air Medical segment, and six of which were dedicated to other operations.

Description of Operations

We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Oil and Gas. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company (“Shell”), BP America Production Company (“BP”) and ConocoPhillips Company, with whom we have worked for 30 or more years, and ExxonMobil Production Co. and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 167 aircraft in this segment.

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

Our strategic focus of our business is on deepwater activities. As of December 31, 2011, of the 167 aircraft dedicated to our Oil and Gas segment, 78 aircraft were classified as medium or heavy/transport.

We continue to seek to expand selectively into international markets that we believe have attractive opportunities for growth. For example, we currently operate one aircraft in the Democratic Republic of Congo. We also operate five aircraft in Antarctica for the National Science Foundation. We also we were awarded a contract in Ghana to provide two aircraft beginning early 2012.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, with terms generally of one to five years. These contracts provide for payment in U.S. dollars and for a fixed monthly payment per aircraft and additional variable payments based on the number of flight hours. In 2011, approximately 92% of our domestic oil and gas-related revenues was from customer contracts. Revenues from these contracts were approximately 52% from the fixed fee component and 48% from the variable fee component.

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

Operating revenues from the Oil and Gas segment accounted for 66%, 67%, and 65% of consolidated operating revenues during the years ended December 31, 2011, 2010, and 2009, respectively.

Air Medical. We provide air medical transportation services for hospitals and emergency service agencies in 17 states using approximately 86 aircraft at 64 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Our Air Medical operations are headquartered in Phoenix, Arizona. The Air Medical segment’s operating revenues accounted for 32%, 31%, and 33% of consolidated operating revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $39.6 million, $34.7 million, and $32.1 million as of December 31, 2011, 2010, and 2009, respectively. The allowance for uncompensated care was $37.7 million, $39.3 million, and $28.1 million as of December 31, 2011, 2010, and 2009, respectively.

Provisions for contractual discounts and estimated uncompensated care are as follows:

	Revenue Year Ended December 31,			Accounts Receivable Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Gross billings	100%	100%	100%	100%	100%	100%
Provision for contractual discounts	54%	52%	52%	36%	33%	34%
Provision for uncompensated care (1)	11%	11%	11%	34%	37%	30%

1)	The increase in the provision for uncompensated care related to Accounts Receivable at December 31, 2010 was due to increased open accounts compared to the prior year end accounts receivable.

Amounts attributable to Medicaid, Medicare, Insurance, and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2011	2010	2009
Medicaid	15%	16%	12%
Medicare	24%	22%	18%
Insurance	60%	61%	68%
Self Pay	1%	1%	2%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 20%, 16%, and 15% of the segment’s revenues for 2011, 2010, and 2009, respectively.

Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operate five aircraft for the National Science Foundation in Antarctica under this segment.

Operating revenues from the Technical Services segment accounted for 2% of consolidated operating revenues for the years ended December 31, 2011, 2010, and 2009.

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

Customers

Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Oil and Gas segment and accounted for 15%, 17%, and 15% of operating revenues for the years ended December 31, 2011, 2010, and 2009, respectively. Also, another customer in our Oil and Gas segment accounted for 14%, 14%, and 13% of operating revenues for the years ended December 31, 2011, 2010, and 2009 respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.

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

Employees

As of December 31, 2011, we employed approximately 2,317 full-time employees and 45 part-time employees, including approximately 722 pilots, 755 aircraft maintenance personnel, and 353 medical support staff.

Our domestic pilot workforce is represented by the Office and Professional Employees International Union (“OPEIU”), although we and the union do not have a current agreed upon collective bargaining agreement and are engaged in litigation. For additional information, see Item 3 – Legal Proceedings.

Governmental Regulation

We are subject to government regulation by a number of different federal and state agencies. Our flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board (“NTSB”). Standards relating to the workplace health and safety of our employees are created and monitored through the Occupational Safety and Health Administration (“OSHA”). There are a number of statutes and regulations that govern offshore operations. Our air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended. We are also subject to various federal and state environmental laws and regulations. For additional information, see Item 1A – Risk Factors – Risks Inherent in our Business – “Increased governmental regulations could increase our costs or reduce our ability to operate successfully.”

Environmental Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at our facilities, and determine whether there is a need for environmental remediation based on these surveys. For additional information, see Item 1A – Risk Factors – Risks Inherent in Our Business – “Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities,” and See Note 10 to our consolidated financial statements included in this report.

Corporate Information

In December 2005, we announced a corporate name change from “Petroleum Helicopters, Inc.” to “PHI, Inc.” In addition, the trading symbol for our voting common stock changed to “PHII,” and the symbol for our non-voting common stock changed to “PHIIK.”

In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2011, Mr. Gonsoulin owned 59.7% of our outstanding voting common stock and 4.3% of our outstanding non-voting common stock, representing 14.6% of our total outstanding equity. Mr. Gonsoulin has over 35 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc., a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico, and sold it to Pool Energy Services Co. in 1998. Pool Energy Services was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.

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

Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 79 of the 167 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under VFR. Not all of our pilots are IFR rated.

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

FAA regulations require that at least 75% of our voting securities be owned or controlled by citizens of the U.S. or one of its possessions, and that our president and at least two-thirds of our directors be U.S. citizens. Our Chief Executive Officer and six of our seven directors are U.S. citizens, and our organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-U.S. citizen if necessary to comply with these regulations.

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

Our international operations represented approximately 2% of our total operating revenues for the year ended December 31, 2011; however, we are actively pursuing international opportunities, and often in lesser developed countries. International operations, particularly in lesser developed countries, are subject to a number of risks, including:

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

In our foreign operations, we are subject to a number of U.S. and international laws and regulations, including those relating to export control and anti-boycott laws as well as anti-bribery and anti-corruption, such as the Foreign Corrupt Practices Act. Any violation of such laws may result in severe penalties.

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

RISKS SPECIFIC TO OUR COMPANY

The Macondo incident had a substantial adverse effect on our business and any significant development adversely impacting deepwater drilling in the Gulf of Mexico would adversely affect us.

Our business is highly dependent on the offshore oil and gas industry, with approximately 66% of our total 2011 operating revenue attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Of this revenue, approximately 65% was attributable to deepwater operations. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities, and the margins we earn on these aircraft are generally higher than on smaller aircraft. In addition, we derive a significant amount of our revenue from a small number of major and independent oil and gas companies.

In April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at BP’s Macondo well in the Gulf of Mexico, sank after a blowout, resulting in the discharge of substantial amounts of oil until mid-July 2010 when the flow of oil was stopped. The U.S. Department of Interior imposed a moratorium on deepwater drilling from May through October 2010. Since approximately April/May 2011, there has generally been gradual improvement in the number of deepwater drilling permits issued by the Department of Interior that affect our customers. Deepwater drilling reached pre-Macondo levels around September 2011.

Although we experienced some increased flight activity during the clean-up effort in the second and third quarters of 2010, the Macondo incident had a significant adverse impact on our business, particularly in the fourth quarter of 2010 and the first half of 2011. Any significant development adversely impacting deepwater drilling in the Gulf of Mexico could have a material adverse effect on our business.

We are highly dependent on the offshore oil and gas industry, particularly in the Gulf of Mexico.

Approximately 66% of our 2011 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Our business is highly dependent on the level of activity by oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:

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

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2011, approximately 29% of our operating revenues were attributable to our two largest customers, Shell and BP, accounting for 14% and 15%, respectively. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

Our domestic pilot workforce is represented by the OPEIU although the Company and the Union do not have a current agreed upon collective bargaining agreement and the Company, the Union and individual pilots are engaged in litigation.

We are involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing our domestic pilots. For additional information, see Item 3 – Legal Proceedings.

We must obtain additional financing in order to fund our aircraft purchase and other obligations.

As of December 31, 2011, we had obligations related to aircraft purchase commitments totaling approximately $135.6 million due in 2012 and 2013, along with other significant contractual obligations described in this report.

As of December 31, 2011, we had approximately $105.1 million in cash and short-term investments and $29.0 million available under our $75.0 million revolving credit facility. We intend to seek to obtain operating leases and/or additional debt financing to fund these obligations. We have no current commitments or arrangements with respect to such financing, and no assurances can be given that such financing will be available to us on acceptable terms. Our inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness and operating lease commitments could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. We also have significant operating lease commitments and, as a result, have significant rent expense. As of December 31, 2011, our total indebtedness was $346.0 million, consisting of $300 million of our 8.625% Senior Notes due 2018 and $46.0 million borrowed under our $75.0 million revolving credit facility, which matures in September 2013. We have a separate letter of credit facility that had $6.6 million outstanding at December 31, 2011.

As of December 31, 2011, we had approximately $193.6 million in aggregate commitments under aircraft and other operating leases, of which approximately $35.0 million is payable through December 31, 2012. The total lease commitments include $177.8 million for aircraft and $15.9 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.

The degree to which we are leveraged or may become leveraged in the future could have important consequences to our equity and debt holders, including:

•

we will be required to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, and make lease payments on our operating leases, thereby reducing funds available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes or to carry out other aspects of our business plan;

•	it may increase our vulnerability to a downturn in our industry or business or to general adverse economic and financial market conditions; and

•	our ability to obtain additional financing in the future may be impaired.

Our ability to meet our debt obligations, lease commitments and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control.

We may not be able to generate sufficient cash flow to meet our debt service obligations and lease obligations.

Our ability to make payments on our indebtedness and to pay our obligations under our operating leases, and to fund planned capital expenditures, including purchases of aircraft under purchase options, will depend on our ability to generate cash in the future. This is subject to conditions in the oil and gas industry, particularly in the Gulf of Mexico, and to general economic and financial conditions, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. Our inability to generate sufficient cash flow to satisfy our debt and operating lease obligations, or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Aircraft

Information regarding our owned and leased aircraft fleet and 16 customer-owned aircraft that we operate as of December 31, 2011 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Passengers	Cruise Speed (mph)	Appr. Range (miles)(2)
Light Aircraft
Bell	206 / 407	98	Turbine	4 –6	130 –150	300 –420
Eurocopter	BK-117 / BO-105	7	Twin Turbine	4 – 6	135	255 –270
Eurocopter	EC-135 (1) / EC-145	37	Twin Turbine	7	143	382
Eurocopter	AS350 B2 / B3	21	Turbine	5	140	337 – 385

Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1) / 430 (1)	15	Twin Turbine	8 –13	115 –160	300 –370
Sikorsky	S-76 (1) A++, C+, C++	46	Twin Turbine	12	150	400
Agusta
Westland	AW-139	5	Twin Turbine	15	160	573

Transport Aircraft
Sikorsky	S-92A(1)	20	Twin Turbine	19	160	495

	Total Helicopters	249

Fixed Wing
Rockwell(3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Lear Jet(4)	31A(1)	2	Turbojet	8	527	1,437
Cessna	U206(1)	1	Single/Piston	6	174	900
Beech(4)	King Air(1)	5	Turboprop	8	300	1,380

	Total Fixed Wing	10

	Total Aircraft	259

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business – Risk Factors, Risks Inherent In Our Business – Our operations are affected by adverse weather conditions and seasonal factors.”
(2)	Based on maintaining a 30-minute fuel reserve.
(3)	Aircraft used for corporate purposes.
(4)	Aircraft used in the Air Medical segment, along with 76 light and five medium rotary wing aircraft listed above.

Of the 259 aircraft listed, we own 221 and lease 22. The leased aircraft consist of 8 medium and 14 heavy and are currently used in the Oil and Gas segment. Additionally, we operate 16 aircraft owned by customers also included in the table above (eight light aircraft, seven medium and one fixed-wing).

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

Our other operations-related facilities in the United States are located at Cameron, New Orleans and Lake Charles, Louisiana; at Port O’Connor and Rockport Texas; and at Theodore, Alabama.

We also operate from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.

We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 5,000 square feet of hangar space and 26,000 square feet of office space. These leases have a term to May 31, 2012. For 2012, the hangar space has been relocated and the office space lease has been renewed for a seven year term expiring April 1, 2019, with a cancellation clause after five years, exercisable by PHI. As of December 31, 2011, we had 42 Air Medical bases located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, North Dakota, Tennessee, Texas and Virginia, all of which are leased. Other bases for our International and approximately 23 other Air Medical operations are generally furnished by customers.

ITEM 3.	LEGAL PROCEEDINGS

Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. On November 30, 2010, the court granted plaintiff leave to amend the complaint, limited discovery to the new allegations, and established a schedule for briefing dispositive motions. The defendants filed a motion for summary judgment on February 11, 2011. On June 23, 2011, the court granted the defendants’ motion for summary judgment, entered final judgment in favor of the defendants, and dismissed all of the plaintiff’s claims. On July 22, 2011, the plaintiff filed a notice of appeal with the U.S. Court of Appeals, Third Circuit. The appeal has been fully briefed and the court has calendared arguments for March 20, 2012. Given that plaintiff has not succeeded in advancing its claim beyond dispositive motions, management currently believes that the likelihood of loss to the Company from the litigation is remote.

As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appeal the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. By orders dated September 12, 2011, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims brought against PHI by the OPEIU and the individual pilots, whether under the RLA or Louisiana law. That Court also remanded the Return-to-Work case to the district court for the sole purpose of calculating court costs payable to PHI. The OPEIU and individual pilots did not seek rehearing of the Fifth Circuit’s judgment or review by the United States Supreme Court. Accordingly, all claims brought against PHI in these consolidated cases have now been conclusively resolved in PHI’s favor. There remains pending only PHI’s motion to recover costs (approximately $20,000.00) and the Union’s opposition thereto. A decision should be issued shortly.

On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court further administratively stayed this case pending the appellate court’s decision in the consolidated cases described above, which cases have now been resolved by the September 12 judgments of the Fifth Circuit Court of Appeals. At the district court’s direction, the parties filed memoranda on January 27, 2012, presenting argument on the question of the extent, if any, to which these claims survive the Fifth Circuit’s resolution of the issues litigated in the consolidated cases, above. PHI argued that these claims do not survive. When the district court resolves this issue, it is possible that the court will lift the administrative stay of this case and allow discovery and/or motion practice to commence in this case. Management does not expect the outcome of this litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our voting and non-voting common stock trades on The NASDAQ Global Market, under the symbols PHII and PHIIK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by NASDAQ, for our voting and non-voting common stock for the fiscal quarters indicated.

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2011 to March 31, 2011	$23.55	$19.86	$22.36	$18.14
April 1, 2011 to June 30, 2011	23.50	18.86	23.20	18.86
July 1, 2011 to September 30, 2011	26.36	17.31	23.44	17.66
October 1, 2011 to December 31, 2011	23.32	16.95	25.83	16.85

January 1, 2010 to March 31, 2010	$24.10	$17.33	$23.15	$17.32
April 1, 2010 to June 30, 2010	22.92	14.70	23.09	14.01
July 1, 2010 to September 30, 2010	17.55	13.15	16.38	12.65
October 1, 2010 to December 31, 2010	22.32	14.54	20.16	15.17

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

In addition, the indenture governing our 8.625% Senior Notes due 2018 restricts the payment of dividends. See Note 4 to the Consolidated Financial Statements.

As of February 29, 2012, there were approximately 822holders of record of our voting common stock and 51 holders of record of our non-voting common stock.

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

Cumulative Total Returns as of December 31,

Index	2006	2007	2008	2009	2010	2011
PHI	128.01	120.33	54.34	80.29	60.77	74.48
Peer Group	163.30	197.38	113.88	141.17	153.14	125.46
OSX	161.29	243.35	97.94	157.27	134.58	108.18
Russell 2000	120.89	117.57	76.65	95.98	116.40	94.07

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$539,626	$516,934	$487,175	$509,514	$446,406
(Loss) gain on disposition of assets, net	(302)	239	111	4,468	34,953
Net earnings (1) (2) (3)	4,852	7,117	12,968	23,515	28,218
Net earnings per share
Basic	0.32	0.46	0.85	1.54	1.85
Diluted	0.31	0.46	0.85	1.54	1.85
Weighted average shares outstanding
Basic	15,312	15,312	15,307	15,295	15,279
Diluted	15,497	15,337	15,307	15,301	15,288

Cash Flow Data
Net cash provided by operating activities	$30,352	$76,857	$55,272	$43,798	$25,226
Net cash used in investing activities	(43,862)	(175,510)	(69,235)	(47,292)	(19,464)
Net cash provided by (used in) financing activities	14,973	99,780	15,305	3,228	(5,157)

Balance Sheet Data (4)
Current assets	$276,637	$319,486	$245,301	$224,620	$230,029
Working capital	229,889	268,763	207,024	173,978	176,633
Property and equipment, net	659,756	596,533	548,536	528,574	484,119
Total assets	963,464	945,139	805,506	777,182	741,296
Total debt	346,047	331,074	218,305	203,000	200,000
Shareholders’ equity	477,337	472,416	465,448	452,396	428,669

(1)	Net earnings in 2010 includes an after tax charge of $5.7 million related to the refinancing of our 7.125% Senior Notes.
(2)	Net earnings in 2008 includes an after tax goodwill impairment charge of $1.6 million related to our Air Medical segment.
(3)	Net earnings in 2007 was impacted due to the pilots’ strike that commenced September 20, 2006.
(4)	As of the year ended December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.

Overview

Operating revenues for the year ended December 31, 2011 were $539.6 million, compared to $517.0 million for the year ended December 31, 2010, an increase of $22.6 million. Oil and Gas operating revenues increased $10.0 million, related primarily to increased heavy aircraft flight hours and revenues. This increase was offset in part by a decrease in revenues for light and medium aircraft. Although there was an increase in revenue in the Oil and Gas segment, flight hours and revenue for deepwater drilling support began to achieve the same level of activity as before the Macondo incident only in the fourth quarter of 2011. Operating revenues in the Air Medical segment increased $11.2 million primarily due to increased revenues for hospital based contracts of $8.0 million due to increased flight hours for those contracts. There was also an increase in revenues of $3.2 million in the independent provider programs due to an improved payor mix and rate increases implemented in 2010 and 2011.

Flight hours for the year ended December 31, 2011 were 146,706 compared to 149,020 for the year ended December 31, 2010. Oil and Gas segment’s flight hours decreased 2,576 hours due to decreases in light and medium aircraft flight hours, offset in part by an increase in heavy aircraft flight hours. Air Medical segment flight hours increased 428 hours for the year ended December 31, 2011 due to increased activity on hospital based contracts. Individual patient transports in the Air Medical segment were 17,638 for the year ended December 31, 2011, compared to transports of 18,480 for the year ended December 31, 2010, a decrease of 842 transports.

Net Oil and Gas segment profit was $41.6 million for the year ended December 31, 2011, compared to $50.7 million for the year ended December 31, 2010. Revenue in the first three quarters of 2011 was adversely affected by decreased deepwater drilling activity caused by the Macondo oil spill in 2010 as discussed below. Deepwater drilling permits began to be issued and affect our customers in approximately April 2011 and permitting activity has improved since that time. As mentioned above, although there was an increase in revenue in the Oil and Gas segment, flight hours and revenue for deepwater drilling support began to achieve the same level of activity before the Macondo incident only in the fourth quarter of 2011. This negatively impacted Oil and Gas revenues and earnings in 2011. There was also an increase in direct expense of $20.2 million, discussed further in the Segment Discussion.

Net segment profit for the Air Medical segment was $15.0 million for the year ended December 31, 2011, compared to $10.2 million for the year ended December 31, 2010. The increase in segment profit in the Air Medical segment was primarily due to increased revenues related to increased activity on hospital contracts and rate increases, offset in part by increased direct expenses of $6.1 million. Operating income for the year ended December 31, 2010 includes a credit of $3.1 million related to termination of a manufacturer’s warranty program. See the Segment Discussion for additional information.

Net income for the year ended December 31, 2011 was $4.9 million, or $0.31 per diluted share, compared to $7.1 million for the year ended December 31, 2010, or $0.46 per diluted share. The pre-tax earnings were $8.1 million for the year ended December 31, 2011, compared to $14.6 million for the same period in 2010. Interest expense increased $8.6 million from $19.4 million in 2010 to $28.0 million in 2011, due to the issuance of the 8.625% Senior Notes in September 2010. Included in the year ended December 31, 2010 was a pre-tax charge of $9.5 million related to the early redemption of our 7.125% Senior Notes, and a credit of $4.3 million in direct expense related to termination of a manufacturer’s warranty program on certain aircraft.

In April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at BP’s Macondo well in the Gulf of Mexico, sank after a blowout, resulting in the discharge of substantial amounts of oil until mid-July 2010, when the flow of oil was stopped. On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which was preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. However, following that date, as a result of regulatory actions by the Department of Interior, there was a “de facto” moratorium on drilling in the deep waters of the Gulf of Mexico. In approximately April/May 2011, the Department of Interior began to issue deepwater drilling permits, and the number of such permits being issued has improved since that time as mentioned above. The Macondo incident negatively impacted our Oil and Gas segment revenues and profits, primarily in the fourth quarter of 2010 and the first half of 2011. We estimate that the adverse affect to Oil and Gas segment flight hours were approximately 500 to 600 flight hours per month, or approximately 5%.

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

Results of Operations

The following table presents segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2011, 2010 and 2009.

Certain reclassifications have been made to prior fiscal year amounts to conform with the current fiscal year presentation. These changes had no impact on consolidated net sales or operating income.

Effective June 30, 2011, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. These changes resulted from how our chief operating decision maker views the roles of certain corporate departments whose duties had previously been considered company-wide but now are considered to focus solely on our Oil & Gas segment’s operations. The change resulted in the reclassification of certain selling, general and administrative expenses from within the Company’s unallocated selling, general and administrative expenses to the Oil & Gas segment’s selling, general, and administrative expenses. The total amount of the reclassification was $3.8 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively. The Company’s historical segment disclosures have been recast to be consistent with the current presentation.

In September 2011, we reclassified certain engine and transmission overhaul expenses from the Air Medical segment to the Oil and Gas segment. This reclassification resulted in an increase in Oil and Gas segment direct expense of $0.7 million in the third quarter. For the year ended December 31, 2011, the increase in Oil and Gas segment direct expense due to this reclassification was $1.0 million. Air Medical segment direct expense was correspondingly reduced by this same amount. Similar direct expense for the year ended December 31, 2010 has also been reclassified, resulting in a $0.8 million increase in the Oil and Gas segment direct expense and decrease in Air Medical segment direct expense.

For the year ended December 31, 2011, we recorded a $1.0 million increase in the allocation of selling, general and administrative expenses in the Air Medical segment. This allocation increase was implemented to more appropriately reflect the corporate resources utilized by the Air Medical segment. A similar reclassification of selling, general and administrative expenses for the year ended December 31, 2010 was also made, resulting in an $0.8 million increase in Air Medical expenses for that period.

	Year Ended
	December 31,
	2011	2010	2009
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$355,406	$345,402	$316,198
Air Medical	171,669	160,517	160,113
Technical Services	12,551	11,016	10,864

Total operating revenues	539,626	516,935	487,175

Segment direct expenses (1)
Oil and Gas	310,281	290,106	263,818
Air Medical	151,503	145,356	147,630
Technical Services	7,956	8,240	7,179

Total direct expenses	469,740	443,702	418,627
Segment selling, general and administrative expenses
Oil and Gas	3,506	4,594	3,636
Air Medical	5,198	4,987	6,484
Technical Services	53	31	51

Total selling, general and administrative expenses	8,757	9,612	10,171

Total segment direct and selling, general and administrative expenses	478,497	453,314	428,798

Net segment profit
Oil and Gas	41,619	50,702	48,744
Air Medical	14,968	10,174	5,999
Technical Services	4,542	2,745	3,634

Total	61,129	63,621	58,377
Other, net (2)	543	417	336
Unallocated selling, general and administrative expenses (1)	(25,612)	(20,535)	(20,835)
Interest expense	(27,974)	(19,389)	(16,037)
Loss on debt restructuring	—	(9,521)	—

Earnings before income taxes	$8,086	$14,593	$21,841

Flight hours
Oil and Gas	111,546	114,122	111,527
Air Medical	33,650	33,222	33,483
Technical Services	1,510	1,676	1,304

Total	146,706	149,020	146,314

Air Medical Transports	17,638	18,480	19,798

Aircraft operated at period end
Oil and Gas	167	162	164
Air Medical	86	89	85
Technical Services	6	5	6

Total (3)	259	256	255

(1)	Included in segment direct expense and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Year Ended December 31,
	2011	2010	2009
Oil & Gas	$21,422	$18,204	$16,988
Air Medical	8,466	7,982	7,926
Technical Services	167	260	285

Total	30,055	26,446	25,199

Unallocated SG&A	$1,243	$1,635	$2,565

(2)	Includes gains on disposition of property and equipment, and other income.
(3)	Includes 16 aircraft as of December 31, 2011, 2010 and 2009 that are customer owned or leased by customers but operated by us.

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

Combined Operations

Operating Revenues – Operating revenues for 2011 were $539.6 million, compared to $517.0 million for 2010, an increase of $22.6 million, or 4%. Oil and Gas operating revenues increased $10.0 million related primarily to increased heavy aircraft flight hours and revenues resulting mainly from increased deepwater activity as compared to 2010. Although there was an increase in revenue in the Oil and Gas segment, flight hours and revenue for deepwater drilling support began to achieve the same level of activity as before the Macondo incident only in the fourth quarter of 2011. Operating revenues in the Air Medical segment increased $11.2 million primarily due to increased revenues for hospital based contracts of $8.0 million due to increased flight hours for those contracts. There was also an increase in revenues of $3.2 million in the independent provider programs primarily due to an improved payor mix and rate increases implemented in 2010 and 2011.

Flight hours for the year ended December 31, 2011 were 146,706 compared to 149,020 for the year ended December 31, 2010. Oil and Gas segment’s flight hours decreased 2,576 hours due to a decrease in medium and light aircraft flight hours and also due to a decrease in deepwater activity in the Gulf of Mexico in the first half of 2011. Air Medical segment flight hours increased 428 hours for the year ended December 31, 2011 due to an increase in hospital based activity. Individual patient transports in the Air Medical segment were 17,638 for 2011, compared to transports of 18,480 for 2010, a decrease of 842 transports.

Other Income and Losses – Losses on equipment dispositions were $0.3 million for 2011 compared to gains of $0.2 million for 2010. During the third quarter of 2011, we recorded a loss related to the sale of certain aircraft and related inventory in the amount of $0.8 million. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs.

Other income was $0.8 million for 2011, compared to $0.2 million for 2010 and represents primarily interest income.

Direct Expenses – Direct operating expense was $469.7 million for 2011, compared to $443.7 million for 2010, an increase of $26.0 million, or 6%. Contributing to this increase was a $4.3 million credit recorded in the prior year related to termination of a warranty program for certain aircraft. We also experienced increases in fuel expense ($9.3 million) due to increased per-gallon fuel costs compared to the prior year, and increases in aircraft depreciation ($3.3 million) and aircraft insurance ($3.7 million) due to additional aircraft added to the fleet. Employee compensation expenses increased ($10.1 million) due to compensation rate increases, increased number of employees, primarily in the Oil and Gas segment, and increased overtime paid during hurricane evacuation flights in September 2011. Aircraft rent decreased ($4.8 million) due to the purchase of six heavy and one medium aircraft off lease in 2010 and early 2011. Other items increased, net ($0.1 million).

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $34.4 million for 2011, compared to $30.1 million for 2010. The $4.3 million increase was primarily due to increased legal and accounting fees ($1.0 million) due to expenses incurred in assessing a potential acquisition for which we were unsuccessful. Other increases included expense associated with the issuance of restricted stock units ($1.3 million), consultants and contract services ($1.0 million), and severance and compensation increases ($1.0 million).

Interest Expense – Interest expense was $28.0 million for 2011, compared to $19.4 million for 2010. This increase is due to refinancing our $200 million 7.125% Senior Notes due 2013 with the $300 million 8.625% Senior Notes due 2018.

Income Taxes – Income tax expense was $3.2 million for 2011, compared to $7.5 million for 2010. The effective tax rate was 40% for 2011, compared to 51% for 2010. Tax expense for 2010 includes a provision of $1.5 million related to the expiration of foreign tax credits and state net operating loss carry-forwards, resulting from intended purchases of aircraft. The aircraft acquisitions resulted in increased tax depreciation and net operating loss carry-forwards, which must be utilized before foreign tax credits can be utilized.

Net Earnings – Net earnings for 2011 were $4.9 million, compared to net earnings of $7.1 million for 2010. Earnings before tax for 2011 were $8.1 million compared to earnings before tax of $14.6 million in 2010. Earnings per diluted share were $0.31 for 2011 compared to earnings per diluted share of $0.46 for 2010. The decrease in earnings is due primarily to the decrease in Oil and Gas segment profit of $10.0 million. As mentioned above, although there was an increase in revenue in the Oil and Gas segment, flight hours and revenue for deepwater drilling support began to achieve the same level of activity as before the Macondo incident only in the fourth quarter of 2011. There was also an increase in selling, general and administrative expense of $4.3 million as discussed above. Interest expense increased $8.6 million from $19.4 million in 2010 to $28.0 million in 2011, due to the issuance of the 8.625% Senior Notes. Earnings for 2010 included a credit of $4.3 million in direct expense related to termination of a manufacturer’s warranty program on certain aircraft, and a $9.5 million pre-tax charge related to the early redemption of our 7.125% Senior Notes. We had 15.5 million common shares outstanding during 2011, and 15.3 million common shares outstanding during 2010.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $355.4 million for 2011, compared to $345.4 million for 2010, an increase of $10.0 million. Flight hours were 111,546 for 2011, compared to 114,122 for the same period in 2010. The increase in Oil and Gas revenues was related primarily to increased heavy aircraft flight hours and revenue due to increased deepwater drilling activity in the Gulf of Mexico, primarily in the second half of 2011, and more particularly in the fourth quarter. Deepwater drilling activity had diminished following the Deepwater Horizon incident in 2010 with delays in the resumption of drilling due to the new regulatory drilling permit process.

The number of aircraft in the segment at December 31, 2011 was 167 compared to 162 aircraft at December 31, 2010. In 2011, we sold or disposed of four light aircraft in the Oil and Gas segment. We have added eight new aircraft to the Oil and Gas segment during 2011, consisting of three light, three medium and two heavy aircraft. Transfers between segments account for the remainder. For further information on our aircraft, see Item 2 – Properties contained in this Form 10-K.

Direct expense in our Oil and Gas segment was $310.3 million for 2011, compared to $290.1 million for 2010, an increase of $20.2 million. Fuel expense increased ($8.7 million) as a result of increased per-gallon fuel costs. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Aircraft rent expense decreased ($5.2 million) due to the purchase of six heavy and one medium aircraft previously under lease in 2010 and 2011, and aircraft insurance increased ($3.3 million) due to additional aircraft added to the fleet. There was an increase in aircraft depreciation ($3.0 million) due to additional aircraft added to the fleet, including those purchased off lease. Employee compensation expenses increased ($9.0 million) due to compensation rate increases increased number of employees in the segment, and increased overtime paid during hurricane evacuation flight in September 2011. Aircraft warranty costs also increased ($1.5 million) due to a $1.2 million credit recorded in segment direct expense in the first quarter of 2010. Other items decreased, net ($0.1 million).

Selling, general and administrative expenses were $3.5 million for 2011, compared to $4.6 million for 2010. The decrease was primarily related to decreased employee compensation expenses, due to severance costs paid in the prior year.

Our Oil and Gas segment’s profit was $41.6 million for 2011, compared to $50.7 million for 2010. The $9.1 million decrease was due to an increase in direct expenses of $20.2 million, offset by the decrease in selling, general and administrative expenses of $1.1 million. Operating margins were 12% for 2011, compared to 15% for 2010. The decrease in operating income and margin is primarily due to decreased medium aircraft revenue due to decreased deepwater drilling activity in the Gulf of Mexico and the increase in direct expense as discussed above. As mentioned above, although there was an increase in revenue in the Oil and Gas segment, flight hours and revenue for deepwater drilling support only began to achieve the same level of activity as before the Macondo incident in the fourth quarter of 2011. This negatively impacted Oil and Gas revenues and earnings in 2011. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.

Air Medical – Air Medical segment revenues were $171.7 million for 2011, compared to $160.5 million for 2010, an increase of $11.2 million, or 7%. Patient transports were 17,638 for 2011, compared to 18,480 for 2010, a decrease of 842 transports. Flight hours were 33,650 for 2011, compared to 33,222 for 2010. As mentioned previously, there was an increase in hospital based contract activity and rate increases in 2010 and 2011.

The number of aircraft in the segment at December 31, 2011 was 86 compared to 89 at December 31, 2010. In 2011, we sold or disposed of two fixed wing and two light aircraft in the Air Medical segment. We also added one new fixed wing aircraft to the Air Medical segment during 2011. Transfers between segments account for the remainder. For further information on our aircraft, see Item 2 – Properties, contained in this Form 10-K.

Direct expense in our Air Medical segment was $151.5 million for 2011, compared to $145.4 million for 2010. The $6.1 million increase is primarily due to increased aircraft warranty parts ($2.8 million) due to a $3.1 million credit recorded in segment direct expense in the first quarter of 2010. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. There were also increases in aircraft parts usage ($2.1 million) and aircraft fuel ($0.6 million). Aircraft depreciation also increased ($0.4 million) due to additional aircraft added to the segment’s fleet. Other items increased, net ($0.2 million).

Selling, general and administrative expenses were $5.2 million for 2011, compared to $5.0 million for 2010. The $0.2 million increase was primarily due to an increase in contract services. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.

Our Air Medical segment’s operating income was $15.0 million for 2011, compared to $10.2 million for 2010. Operating margins were 9% and 6% for 2011 and 2010, respectively. Operating income for 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program. Our Air Medical segment’s operating income has improved due to rate increases, cost reductions and closing of certain unprofitable bases.

Technical Services – Technical Services revenues were $12.6 million for 2011, compared to $11.0 million for 2010. Direct expenses in our Technical Services segment were $8.0 million for 2011 compared to $8.2 million for 2010. Our Technical Services segment’s operating income was $4.5 million for 2011, compared to operating income of $2.7 million for 2010.

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

The increases in revenues and operating profit for Technical Services were primarily a result of increased activity, including increased activity for National Science Foundation.

Year Ended December 31, 2010 compared with Year Ended December 31, 2009

Combined Operations

Operating Revenues – Operating revenues for 2010 were $517.0 million compared to $487.2 million for 2009, an increase of $29.8 million, or 6%. Oil and Gas operating revenues increased $29.2 million compared to the prior year related primarily to increased medium and heavy aircraft revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 50% of the increase in the Oil and Gas revenues resulted from the activity in the second and third quarters related to the Deepwater Horizon incident. There was also an increase in revenue related to fuel charges due to an increase in fuel per-gallon cost. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for 2009 were adversely affected by approximately $3.1 million due to a voluntary grounding of medium aircraft in the first quarter of that year related to an accident in January 2009. Operating revenues in the Air Medical segment increased $0.4 million in 2010 due to increased hospital-based contracts, partially offset by decreased revenues in the independent provider programs. These items are discussed in more detail in the Segment Discussion below.

Other Income and Losses – Gains on equipment dispositions were $0.2 million for 2010 compared to $0.1 million for 2009. These amounts represent gains and losses on sales of aircraft and related parts inventory that no longer meet our strategic needs. Other income, which primarily represents interest income, was $0.2 million for 2010 and 2009.

Direct Expenses – Direct expense was $443.7 million for 2010 compared to $418.6 million for 2009, an increase of $25.1 million, or 6%. Direct expense in the Air Medical segment decreased $2.2 million primarily due to the termination of the warranty program for certain aircraft, which reduced warranty costs in 2010. Oil and Gas segment direct expense increased $26.3 million as a result of additional flight activity of medium and heavy aircraft, and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. There was also a $1.1 million increase in the Technical Services segment direct expenses. These items are discussed in more detail in the Segment Discussion below.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $30.1 million for 2010 compared to $31.0 million for 2009, a decrease of $0.9 million, or 3%. This decrease resulted primarily from decreases in legal expenses ($0.5 million), and depreciation expense ($1.3 million), partially offset by increased employee costs ($0.9 million) due to severance costs. The decrease in legal fees, as compared to the prior year, was related to litigation associated with the pilots’ union.

Interest Expense – Interest expense was $19.4 million for 2010 compared to $16.0 million for 2009 due to refinancing our 7.125% Senior Notes in September 2010 and an increase in borrowings under our line of credit. The increase in borrowings under the line of credit was primarily related to aircraft purchases.

Loss on Debt Restructuring – A pre-tax charge of $9.5 million was recorded due to the early redemption of the 7.125% Senior Notes. This charge consists of a $7.6 million premium and $1.9 million of unamortized issuance costs.

Income Taxes – Income tax expense for 2010 was $7.5 million, compared to income tax expense of $8.9 million for 2009. The effective tax rate was 51% for 2010, compared to 41% for 2009. During the third quarter of 2010, we recorded a $1.5 million charge to tax expense primarily related to an increase in our valuation allowance for foreign tax credits and state net operating loss carryforwards. Anticipated aircraft purchases that would occur using the net proceeds of the 8.625% Senior Notes would increase our tax depreciation and our net operating loss carryforwards, reducing the likelihood that we will able to use these tax credits before they expire.

Net Earnings – Our net earnings for 2010 were $7.1 million, compared to net earnings of $13.0 million for 2009. Earnings before tax for 2010 were $14.6 million compared to earnings before tax of $21.8 million in 2009. Earnings per diluted share were $0.46 for 2010 compared to earnings per diluted share of $0.85 for 2009. The decrease was due to the early redemption of our 7.125% Senior Notes, resulting in a $9.5 million pre-tax charge. Also included in 2010 earnings is a $4.3 million pre-tax credit related to termination of the warranty program for certain aircraft. We also recorded a $4.9 million pre-tax credit for termination of an aircraft warranty program in 2009. Earnings in 2009 include a $2.1 million pre-tax insurance provision. Additionally, during 2010, we recorded a valuation charge in tax expense of $1.5 million related to foreign tax credits which will expire before we are able to utilize them.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues for 2010 were $345.4 million compared to $316.2 million for 2009, an increase of $29.2 million or 9%. The increase in Oil and Gas revenues was related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater activity in the Gulf of Mexico. These aircraft operate at higher rates as compared to light aircraft. Approximately 50% of the increase in Oil and Gas revenues for the period is a result of increased activity during the second and third quarters related to the Deepwater Horizon incident. However, there was also a decrease in the second, third and fourth quarters related to some deepwater drilling rigs demobilizing and reduced crews on others. There was also a $4.1 million increase in revenue related to fuel charges due to an increase in fuel prices. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Oil and Gas revenues for 2009 were adversely affected by approximately $3.1 million due to the voluntary grounding of certain aircraft due to an accident in January 2009. Segment flight hours were 114,122 for 2010 compared to 111,527 for 2009, an increase of 2,595 hours.

The number of aircraft in the segment at December 31, 2010 was 162 compared to 164 aircraft at December 31, 2009. In 2010, we sold or disposed of two light aircraft in the Oil and Gas segment. We have added three new aircraft to the Oil and Gas segment during 2010, consisting of one light and two medium aircraft. In addition, we traded two medium aircraft to a manufacturer as deposits on a contract to purchase ten medium aircraft to support a contract with a customer discussed in Note 10 to our financial statements. Transfers between segments account for the remainder. For further information on our aircraft, see Item 2 – Properties contained in this Form 10-K.

Direct expense in our Oil and Gas segment was $290.1 million for the year ended December 31, 2010, compared to $263.8 million for the year ended December 31, 2009, an increase of $26.3 million. This increase was a result of additional flight activity of medium and heavy aircraft and also due to additional heavy aircraft acquired in 2009 being operational for the full period in 2010. The increased costs include aircraft depreciation ($1.3 million), aircraft rent ($4.3 million), aircraft parts usage ($5.0 million), and component repair costs ($2.4 million). Fuel expense increased ($4.6 million) compared to the prior year as a result of increased per-gallon fuel costs and also due to an increase in fuel usage related to medium and heavy aircraft activity. Total fuel cost is included in direct expense and reimbursement of a portion of fuel costs above a contracted per-gallon amount is included in revenue. Employee compensation expense increased ($6.7 million) primarily due to compensation rate increases and overtime incurred primarily as a result of additional work in the Gulf of Mexico due to the Deepwater Horizon incident. Pilot training costs increased ($1.7 million), and outside services expense increased ($1.1 million) primarily related to temporary staffing. Aircraft warranty costs increased ($0.2 million) compared to prior year due to increased flight hours for the heavy aircraft. Aircraft warranty costs include a credit of $1.2 million in 2010 and $1.3 million in 2009 related to the termination of warranty programs on certain aircraft. Aircraft insurance decreased ($1.3 million) as a result of a $2.1 million insurance provision amount recorded in January 2009 related to an accident. Other items increased ($0.3 million), net.

Selling, general and administrative expenses were $4.6 million for the year ended December 31, 2010, compared to $3.6 million for the prior year. The increase was primarily related to increased employee compensation expense.

Our Oil and Gas segment’s operating profit was $50.7 million for the year ended December 31, 2010, compared to $48.7 million for the year ended December 31, 2009. The increase of $2.0 million was due to the increase in operating revenues of $29.2 million, partially offset by the increase in operating expenses of $26.3 million, for the reasons described above. Operating margins were 15% for the years ended December 31, 2010 and December 31, 2009.

Air Medical – Air Medical segment revenues were $160.5 million for 2010 compared to $160.1 million for 2009, an increase of $0.4 million. The increase was primarily related to increased hospital-based contract revenues, partially offset by decreased revenues in the independent provider programs due to decreased patient transports. For 2010, patient transports totaled 18,480, compared to 19,798 transports for 2009. Of the total decrease in transports of 1,318, approximately 942 transports were related to the closure of five bases during the year. We believe the remaining decrease was primarily weather related. Flight hours were 33,222 for the year ended December 31, 2010, compared to 33,483 for the year ended December 31, 2009.

The number of aircraft in the segment was 89 at December 31, 2010, compared to 85 at December 31, 2009. We added one new medium customer owned aircraft and two fixed wing aircraft, and transferred one aircraft from the Oil and Gas segment.

Direct expense in our Air Medical segment was $145.4 million for the year ended December 31, 2010, compared to $147.6 million for the year ended December 31, 2009. The $2.2 million decrease is primarily due to decreased aircraft warranty costs ($5.3 million) due primarily to terminations of warranty programs for certain aircraft in the first quarter of 2010, and in the third quarter of 2009 that reduced ongoing warranty costs. Included in the decrease is a $3.1 million credit recorded in 2010 and a $3.6 million credit recorded in 2009, due to terminations of a warranty programs. All new aircraft come with a manufacturer’s warranty that covers defective parts. The warranty we terminated was an additional warranty purchased from the manufacturer to cover replacement or refurbishment of aircraft parts on certain aircraft in accordance with manufacturer specifications. A monthly fee was paid to the manufacturer based on flight hours for the aircraft covered under this warranty. In return, the manufacturer provided replacement parts required for maintaining the aircraft. Employee compensation costs decreased ($1.8 million) primarily due to the base closures and reductions in support personnel. These decreases were offset by increases in component repair costs ($2.8 million), fuel expense ($0.7 million), aircraft depreciation ($0.2 million) and aircraft insurance ($0.3 million). Other items increased ($0.9 million), net.

Selling, general and administrative expenses were $5.0 million for the year ended December 31, 2010, compared to $6.5 million for the year ended December 31, 2009. The $1.5 million decrease was primarily due to decreased employee costs ($0.9 million) and decreased expenses for outside services ($0.5 million), and other items, net ($0.1 million). Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment, resulting in higher selling, general and administrative expenses as compared to our other reportable segments.

Our Air Medical segment’s operating profit was $10.2 million for the year ended December 31, 2010, compared to operating profit of $6.0 million for the year ended December 31, 2009. Operating margins were 6% in the year ended December 31, 2010, compared to 4% in the year ended December 31, 2009. Operating profit for 2010 and 2009 includes a credit of $3.1 million and $3.6 million, respectively, related to the termination of manufacturer’s warranty programs. Decreased aircraft warranty costs and SG&A costs contributed to the improved operating profit in the Air Medical segment.

Technical Services – Technical Services revenues were $11.0 million for the year ended December 31, 2010, compared to $10.9 million for the year ended December 31, 2009. Direct expense was $8.2 million for the year ended December 31, 2010, compared to $7.2 million for the year ended December 31, 2009. The $1.0 million increase in direct expense was primarily due to increased employee costs ($0.2 million), aircraft parts usage ($0.2 million), component repair costs ($0.1 million), and other items, net ($0.5 million).

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

Cash Flow

Our cash position was $5.1 million at December 31, 2011 compared to $3.6 million at December 31, 2010. Short-term investments were $100.0 million at December 31, 2011 compared to $150.1 million at December 31, 2010. Working capital was $230.6 million at December 31, 2011 compared to $268.8 million at December 31, 2010, a decrease of $38.2 million. The decrease in working capital was primarily due to a decrease in investments of $50.1 million, a decrease in accounts payable of $4.7 million, an increase in accounts receivable of $9.6 million, and a decrease in inventory of $2.1 million. The proceeds from the sale of short term investments were used to purchase two aircraft heavy aircraft off lease for $25.6 million and to pay the revolving line of credit balance in the first quarter, $25.5 million. The decrease in accounts payable is due to a decrease in days outstanding. The increase in accounts receivable was due to an increase in revenue in the fourth quarter 2011 as compared to the same period 2010. The reduction in inventory was due in part to decreases related to sales or disposal of inventory pertaining to certain older model aircraft that have been sold in approximately the past three years. Other decreases in inventory are due to reductions in flight time for medium aircraft.

Net cash provided by operating activities in 2011 was $30.4 million compared to $76.9 million in 2010, a decrease of $46.5 million. Net earnings adjusted for non-cash items contributed $41.4 million of cash flow for 2011, compared to $54.2 million for 2010, a decrease of $12.8 million. The decrease is due to a $9.1 million decrease in Oil and Gas segment earnings as mentioned in the segment discussion, increase in selling, general and administrative expenses of $4.8 million as discussed above, and an increase in interest expense of $8.6 million related to the issuance of new Senior Notes in September 2010. These amounts were partially offset by an improvement in Air Medical segment’s earnings of $4.8 million and an improvement in Technical Services earnings of $1.8 million. 2010 included a loss on debt restructuring of $9.5 million.

An increase in accounts receivable in 2011 created a reduction in cash from operations of $9.6 million, compared to a decrease in accounts receivable in 2010 of $4.7 million. The increase in accounts receivable is due to uncollected increased revenues in the fourth quarter of 2011 compared to the same period in 2010. A decrease in accounts payable and accrued liabilities contributed to a decrease in cash from operations of $7.3 million, compared to a $13.1 million increase for 2010. The decrease is primarily due to cash used to bring down our accounts payable days outstanding.

Net cash used in investing activities was $43.9 million for 2011, compared to $175.5 million for 2010. Purchases and sales of short-term investments provided a net $48.1 million in cash during 2011, compared to a net use of $74.7 million in 2010. The increased proceeds from the short-term investments in 2011 were used to reduce the revolving credit facility balance and to purchase two heavy aircraft off lease. Capital expenditures for 2011 were $91.0 million compared to $98.2 million for 2010. Capital expenditures for 2011 included $82.0 million for aircraft purchases, upgrades, and refurbishments. We purchased two heavy and one medium aircraft pursuant to purchase options in the aircraft lease contracts. We also purchased three light aircraft, three medium aircraft for a customer contract, and one fixed wing aircraft. The purchases were financed using existing cash, cash from operations, and our revolving credit facility.

Financing activities for 2011 include only proceeds of and payment on the revolving credit facility. In 2011 we had net borrowing of $15.0 million, compared to net borrowing of $12.8 million for 2010. Financing activities for 2010 included the issuance of $300 million of 8.625% Senior Notes on September 23, 2010, that mature in 2018. Net proceeds of $295.5 million were used to repurchase $189.5 million of our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer that also settled on September 23, 2010. Our total cost to repurchase those notes was $9.5 million, including the premium of $7.6 million and $1.9 million of unamortized issuance costs. We called for redemption on October 25, 2010 the remaining $10.5 million of 7.125% Senior Notes outstanding, at a redemption price of 103.563% of their face amount plus accrued interest.

We have a net operating loss of $194.1 million for tax purposes as of December 31, 2011, generated by tax depreciation on aircraft purchases.

Long Term Debt

As of December 31, 2011, our total long-term debt was $346.0 million, consisting of $300 million of our 8.625% Senior Notes due 2018, and $46.0 million borrowed under our revolving credit facility. The carrying value of the facility approximates its fair value as of December 31, 2011 and 2010.

Our senior secured credit facility provides a $75 million revolving credit facility maturing in September 2013. On September 26, 2011, we amended the facility to extend the maturity date from September 1, 2012 to September 1, 2013. The interest rate is the prime rate plus 100 basis points. At December 31, 2011, we had $46.0 million in borrowings under the facility. During the year ended December 31, 2011, $52.5 was the highest loan balance, with a weighted average balance of $25.0 million. During the same period for 2010, $38.2 million was the highest loan balance, with a weighted average balance of $20.4 million.

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

Contractual Obligations

The table below sets out our contractual obligations as of December 31, 2011 related to our revolving credit facility, operating lease obligations, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2011. As of December 31, 2011, we leased 22 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2012	2013	2014	2015	2015	Beyond 2016
		(Thousands of dollars)
Aircraft purchase commitments (1)	$135,618	$128,028	$7,590	$—	$—	$—	$—
Aircraft lease obligations	177,753	32,014	32,380	32,380	32,102	25,206	23,671
Other lease obligations	15,877	2,998	2,302	1,982	1,850	1,581	5,164
Long-term debt	346,047	—	46,047	—	—	—	300,000
Senior notes interest	175,734	25,875	25,875	25,875	25,875	25,875	46,359

	$851,029	$188,915	$114,194	$60,237	$59,827	$52,662	$375,194

(1)	For information about these aircraft purchase commitments, see footnote 10 to the financial statements in this report.

As of December 31, 2011, we had options to purchase aircraft under lease becoming exercisable in 2012 through 2014 for the following aggregate purchase prices, respectively: $45.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable.

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

In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue we utilize the prior twelve months’ history by each individual payor group and also by each state. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or greater, it is 100% reserved. Other payor categories are scrutinized when they are outstanding for a nine month period and additional allowances are recorded if warranted.

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

Our earnings are subject to change in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $46.0 million in borrowings outstanding as of December 31, 2011, a ten percent increase (0.425%) in the interest rate to 4.675% would reduce our annual pre-tax earnings by $0.2 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

March 13, 2012

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash	$5,091	$3,628
Short-term investments	100,027	150,072
Accounts receivable – net
Trade	98,338	84,768
Other	958	4,891
Inventories of spare parts – net	57,243	59,336
Other current assets	15,302	16,233
Income taxes receivable	346	558

Total current assets	277,305	319,486

Other	27,071	29,120
Property and equipment – net	659,756	596,533

Total assets	$964,132	$945,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,697	$22,404
Accrued liabilities	29,051	28,319

Total current liabilities	46,748	50,723

Long-term debt	346,047	331,074
Deferred income taxes	85,937	81,988
Other long-term liabilities	8,063	8,938
Commitments and contingencies (Note 10)

Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(93)	(162)
Retained earnings	184,496	179,644

Total shareholders’ equity	477,337	472,416

Total liabilities and shareholders’ equity	$964,132	$945,139

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating revenues, net	$539,626	$516,935	$487,175
(Loss) gain on disposition of assets, net	(302)	239	111
Other, principally interest income	845	178	225

	540,169	517,352	487,511

Expenses:
Direct expenses	469,740	443,702	418,627
Selling, general and administrative expenses	34,369	30,147	31,006
Interest expense	27,974	19,389	16,037
Loss on debt restructuring	—	9,521	—

	532,083	502,759	465,670

Earnings before income taxes	8,086	14,593	21,841
Income tax expense	3,234	7,476	8,873

Net earnings	$4,852	$7,117	$12,968

Earnings per share:
Basic	$0.32	$0.46	$0.85
Diluted	$0.31	$0.46	$0.85

Weighted average shares outstanding:
Basic	15,312	15,312	15,307
Diluted	15,497	15,337	15,307

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	2,853	$285	12,449	$1,245	$291,262	$45	$159,559	$452,396

Net earnings	—	—	—	—	—	—	12,968	12,968
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(58)	—	(58)

Total comprehensive income								12,910
Stock options exercised	—	—	10	1	141	—	—	142

Balance at December 31, 2009	2,853	285	12,459	1,246	291,403	(13)	172,527	465,448

Net earnings	—	—	—	—	—	—	7,117	7,117
Unrealized loss on short-term investments	—	—	—	—	—	(142)	—	(142)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(7)	—	(7)

Total comprehensive income								6,968

Balance at December 31, 2010	2,853	285	12,459	1,246	291,403	(162)	179,644	472,416

Net earnings	—	—	—	—	—	—	4,852	4,852
Unrealized gain on short-term investments	—	—	—	—	—	81	—	81
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(12)	—	(12)

Total comprehensive income								4,921

Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating activities:
Net earnings	$4,852	$7,117	$12,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,298	28,081	27,764
Deferred income taxes	3,949	8,579	8,603
Gain (loss) on asset dispositions	302	(239)	(111)
Loss on debt restructuring	—	9,521	—
Other	1,046	1,124	930
Changes in operating assets and liabilities:
Accounts receivable	(9,637)	4,744	17,019
Inventories of spare parts	2,093	2,165	(3,252)
Income taxes receivable	212	182	242
Other assets	4,330	3,753	(1,714)
Accounts payable and accrued liabilities	(7,288)	13,106	(11,360)
Other long-term liabilities	(805)	(1,276)	4,183

Net cash provided by operating activities	30,352	76,857	55,272

Investing activities:
Purchase of property and equipment	(91,028)	(98,230)	(57,035)
Proceeds from asset dispositions	6,852	1,171	9,217
Purchase of short-term investments	(234,631)	(450,188)	(47,704)
Proceeds from sale of short-term investments	282,743	375,517	14,687
Payments of deposits on aircraft	(13,798)	(3,780)	—
Refund of deposits on aircraft	6,000	—	11,600

Net cash used in investing activities	(43,862)	(175,510)	(69,235)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	—	300,000	—
Premium and costs to retire debt early	—	(7,667)	—
Repayment of Senior Notes due 2013	—	(200,000)	—
Debt issuance costs	—	(5,322)	—
Proceeds from line of credit	73,865	59,287	37,750
Payments on line of credit	(58,892)	(46,518)	(22,445)

Net cash provided by financing activities	14,973	99,780	15,305

Increase in cash	1,463	1,127	1,342
Cash, beginning of year	3,628	2,501	1,159

Cash, end of year	$5,091	$3,628	$2,501

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$28,431	$22,088	$17,786

Income Taxes	$212	$209	$230

Accrued payables related to purchases of property and equipment	$160	$352	$312

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include:

Estimates of contractual allowances applicable to billings in the Air Medical segment,

Valuation reserve related to obsolete and excess inventory,

Depreciable lives and salvage values of property and equipment,

Valuation allowance for deferred tax assets,

Health care insurance claims and workers’ compensation liability, and

Impairment of long-lived assets.

Short-term Investments

Short-term investments consist of money market funds, commercial paper, U.S. government agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with ASC 320 “Investments-Debt and Equity Securities”, these short-term investments are classified as available for sale. The Company recorded net $0.1 million in unrealized gains in 2011. These gains are reflected as a separate component of stockholders’ equity.

Investments included in Other Assets as detailed in Note 7 are comprised of mutual funds. These investments are amounts related to the liability for the Officers’ Deferred Compensation Plan.

Inventories of Spare Parts

The Company’s inventories are stated at the lower of average cost or market and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. The Company uses systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $12.3 million and $11.4 million at December 31, 2011 and 2010, respectively.

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

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2011. As of December 31, 2011 and 2010, the Company had $1.7 million and $1.9 million, respectively, of accrued liabilities related to health care claims.

There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $1.5 million and $1.6 million for the years 2011 and 2010, respectively, related to workers’ compensation claims.

The Company has an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2011 and 2010 totaled $3.6 million and $4.4 million, respectively. The financial position and operations of the insurance captive were not significant in 2011, 2010 or 2009. The captive is fully consolidated in the accompanying consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not believe significant credit risk exists with respect to these trade accounts receivable at December 31, 2011.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and U.S. governmental agencies. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts in the Oil and Gas and Technical Services segments was $0.1 million at December 31, 2011 and 2010. The Company’s two largest oil and gas customers accounted for 29% of consolidated operating revenues for the year ended December 31, 2011, 31% for the year ended December 31, 2010 and 28% for the year ended December 31, 2009, respectively. The Company also carried accounts receivable from these same customers totaling 22% of net trade receivables on December 31, 2011 and 2010.

Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. The allowance for contractual discounts was $39.6 million, $34.7 million, and $32.1 million as of December 31, 2011, 2010, and 2009, respectively. The allowance for uncompensated care was $37.7 million, $39.3 million, and $28.1 million as of December 31, 2011, 2010, and 2009, respectively.

Substantially all of the Company’s cash is maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Income Taxes. The Company provides for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities measurement uses enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of any tax rate changes in income of the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

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

New Accounting Pronouncements

The FASB issued authoritative accounting guidance that became effective in the first quarter of 2010 that revises the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIE”). Under the revised guidance, the primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and has the obligation to absorb losses or has the right to residual returns that would potentially be significant to the entity. In conjunction with the adoption of the new guidance, the Company has reviewed various lease arrangements and other agreements and has determined that these do not represent a variable interest. The entities through which leases are executed do not represent VIEs.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). FASB intends the new guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 assets and liabilities for which the Company will be required to disclose quantitative information about the unobservable inputs used in fair value measurements. These changes became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income. However, in December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income while FASB further deliberates this aspect of the proposal. ASU 2011-05, as amended by ASU 2011-12, became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Comprehensive Income

Comprehensive income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, and therefore impact total shareholders’ equity, but are excluded from net earnings.

The following table summarizes the components of total comprehensive income (net of taxes):

	Year Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Net earnings	$4,852	$7,117	$12,968
Unrealized gain (loss) on short-term investments	81	(142)	—
Changes in pension plan assets and benefit obligations	(12)	(7)	(58)

Comprehensive income	$4,921	$6,968	$12,910

(2)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Flight equipment	$811,758	$734,963
Facility & improvements	45,813	42,993
Operating equipment	22,275	21,030
Data processing equipment	29,739	22,957
Vehicles	7,402	7,216
Medical equipment	5,739	6,506
Other	3,952	3,950

	926,678	839,615
Less accumulated depreciation and amortization	(266,922)	(243,082)

Property and equipment, net	$659,756	$596,533

(3)	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Salaries & wages	$8,699	$7,560
Interest	5,877	7,210
Vacation payable	4,305	3,800
Group medical	1,695	1,895
Transportations tax	1,448	1,168
Operating lease	880	1,130
Workers compensation	678	631
Other	5,469	4,925

Total accrued liabilities	$29,051	$28,319

(4)	LONG-TERM DEBT

As of December 31, 2011, our total long-term indebtedness was $346.0 million, consisting of $300 million of our 8.625% Senior Notes due 2018 and $46.0 million borrowed under our revolving credit facility.

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

The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on dividends from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us to purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of December 31, 2011.

Our Senior Notes bear interest at a fixed rate and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At December 31, 2011, the fair market value of our 8.625% Senior Notes was $293.5 million, and the carrying value was $300.0 million. At December 31, 2010, the fair market value of our 8.625% Senior Notes was $293.3 million.

Our senior secured revolving credit facility permits borrowings up to $75 million, contains a borrowing base of 80% of eligible receivables and 50% of the value of parts, and is due September 1, 2013. The interest rate is the prime rate plus 100 basis points. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our eligible receivables and inventory, and are guaranteed by certain of our domestic subsidiaries.

As of December 31, 2011 and December 31, 2010, we had $46.0 million and $31.1 million in borrowings under our credit facility, respectively. We maintain a separate letter of credit facility that had $6.6 million and $5.5 million in letters of credit outstanding at December 31, 2011 and 2010, respectively. During 2011 and 2010, the weighted average effective interest rate on amounts borrowed under the facility was 4.25%. We reviewed interest expense in 2011 and 2010 that could be capitalized for certain projects and any such amounts were immaterial.

The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, and consolidated net worth, and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of December 31, 2011, we were in compliance with all of the covenants under the revolving credit facility.

Cash paid for interest was $28.4 million, $14.5 million, and $14.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

(5)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	180	185	193
Foreign	—	—	77
Deferred – principally Federal	3,054	7,291	8,603

Total	$3,234	$7,476	$8,873

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	(Thousands of dollars, except percentage amounts)
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$2,830	35	$5,108	35	$7,644	35
Increase (decrease) in taxes resulting from:
Valuation allowance – foreign tax credit	—	—	1,175	8	—	—
State income taxes, net of federal benefit	385	5	987	7	844	4
Other items – net	19	—	206	1	385	2

Total	$3,234	40	$7,476	51	$8,873	41

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$1,372	$1,691
Foreign tax credits	4,346	5,423
Vacation accrual	2,448	1,901
Inventory valuation	5,615	5,279
Rental accrual	1,191	1,773
Allowance for uncollectible accounts	19	19
Hurricane relief credit	1,255	1,255
Other	1,887	741
Net operating loss	74,784	61,140

Total deferred tax assets	92,917	79,222
Valuation allowance – state NOL	(541)	(541)
Valuation allowance – tax credit carryforwards	(1,175)	(1,876)

Total deferred tax assets, net	91,201	76,805

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(169,005)	(151,544)

Total deferred tax liabilities	(169,005)	(151,544)

Net deferred tax liabilities	$(77,804)	$(74,739)

A valuation allowance was recorded in 2010 against foreign tax credits as management believes it is more likely than not that the deferred tax asset related to the foreign tax credit carryforwards will not be realized during their carryforward period. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carryforward period. At December 31, 2011 and 2010, other current assets include $8.1 million and $7.2 million, respectively, of deferred tax assets.

The Company has net operating loss carryforwards (“NOLs”), of approximately $194.1 million that, if not used will expire beginning in 2022 through 2031. Additionally, for state income tax purposes, the Company has NOLs of approximately $162.4 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2012 through 2031, the majority of which expires in 2017 through 2026. A valuation allowance was recorded in 2010 in the amount of $403,000 for certain state NOLs that are set to expire in 2013 through 2015. Most of these NOLs arose from accelerated tax depreciation deductions related to substantial aircraft additions since 2002.

The Company also has foreign tax credits of approximately $4.3 million which expire beginning in 2014 through 2019. In 2010, we recorded a $1.2 million valuation charge in tax expense related to foreign tax credits which will expire before we are able to utilize them.

In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue we utilize the prior twelve months’ history by each individual payor group and also by each state. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or greater, it is 100% reserved. Other payor categories are scrutinized when they are outstanding for a nine month period and additional allowances are recorded if warranted.

Income taxes paid were approximately $0.2 million for each of the years ended December 31, 2011, 2010, and 2009. The Company received net income tax refunds of approximately $0.4 million, $0.4 million, and $0. 3 million during the years ended December 31, 2011, 2010, and 2009, respectively.

(6)	EMPLOYEE BENEFIT PLANS

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $2.8 million and $3.5 million for the years December 31, 2011 and 2010 respectively.

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

On November 4, 2011, the Compensation Committee of the Board of Directors of PHI, Inc. granted the Company’s Chairman and Chief Executive Officer Al A. Gonsoulin restricted stock units to acquire 83,978 shares of the Company’s voting common stock under the 1995 Incentive Plan. The restricted stock units will vest on January 1, 2013, if Mr. Gonsoulin continues to be employed by the Company on that vesting date. Vesting will be accelerated upon death, disability or upon a change of control of the Company.

At December 31, 2011, there were 32,542 voting shares and 7,069 non-voting shares available for issuance under the 1995 Incentive Plan. The Company recorded compensation expense related to the 1995 Incentive Plan of $1.5 million, $0.2 million, and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there were 263,371 restricted stock units outstanding under the 1995 Incentive Plan, and no stock options or other awards outstanding under the 1995 Incentive Plan.

On March 2, 2012, the Compensation Committee of the Company’s Board of Directors recommended and the Company’s Board of Directors adopted, subject to shareholder approval at the Company’s 2012 Annual Meeting of Shareholders, the PHI, Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”) under which equity-based awards may be granted to eligible participants including the Company’s named executive officers. An aggregate of 750,000 shares of the Company’s non-voting common stock were approved for issuance under the Long-Term Incentive Plan. Further, subject to shareholder approval of the Long-Term Incentive Plan, the Compensation Committee awarded a total of 23,236 time-vest and 147,362 performance-based restricted stock units to employees, of which 99,720 performance-based restricted stock units were awarded to the Company’s named executive officers. The time-vest restricted stock units will vest and be payable in non-voting common stock on March 2, 2015 if the recipient continues to be employed on that date. The performance-based restricted stock units will vest and be payable in non-voting common stock after a three-year period, subject to achievement of performance criteria. Vesting of all awards will be accelerated upon termination of employment due to death or disability, or if a change of control of the Company occurs.

Incentive Compensation

In 2002, the Company implemented an incentive compensation plan for non-executive and non-represented employees. For calendar year 2007, the represented pilots were added to this plan as part of the Company’s implemented contract proposals. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. During 2004, the Company implemented an executive/senior management plan for certain corporate and business unit management employees. Pursuant to these plans, the Company accrued incentive compensation expense of $2.6 million for 2011 and $1.6 million for 2010. For 2009, the Company did not record incentive compensation expense, as requirements under the plans were not met. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.6 million for each of the years 2011, 2010 and 2009.

(7)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Deposits on future purchases of medium aircraft	$17,998	$17,553
Deposits on operating leases for aircraft	—	1,000
Deferred financing cost	4,597	5,400
Investments (Officers’ Deferred Compensation Plan)	2,807	3,547
Other	1,669	1,620

Total	$27,071	$29,120

(8)	FAIR VALUE

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

The following tables summarize the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

		December 31, 2011
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$47,140	$47,140	$—
Commercial Paper	15,678	—	15,678
Corporate bonds and notes	37,209	—	37,209

	100,027	47,140	52,887
Investments in other assets	2,807	2,807	—

Total	$102,834	$49,947	$52,887

		December 31, 2010
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$33,968	$33,968	$—
Commercial Paper	42,455	—	42,455
U.S. Government Agencies	8,013	—	8,013
Corporate bonds and notes	65,636	—	65,636

	150,072	33,968	116,104
Investments in other assets	3,547	3,547	—

Total	$153,619	$37,515	$116,104

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

Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at December 31, 2011 and 2010.

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

Investments consisted of the following as of December 31, 2011:

		Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$—	$—	$47,140
Commercial Paper	15,690	—	(12)	15,678
Corporate bonds and notes	37,299	26	(116)	37,209

Subtotal	100,129	$26	(128)	100,027

Investments in other assets	2,807	—	—	2,807

Total	$102,936	$26	$(128)	$102,834

Investments consisted of the following as of December 31, 2010:

		Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$33,968	$—	$—	$33,968
Commercial Paper	42,471	—	(16)	42,455
U.S. Government Agencies	8,022	—	(10)	8,012
Corporate bonds and notes	65,847	4	(214)	65,637

Subtotal	150,308	4	(240)	150,072

Investments in other assets	3,547	—	—	3,547

Total	$153,855	$4	$(240)	$153,619

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2011.

	Amortized	Fair
	Costs	Value
	(Thousands of dollars)
Due in one year or less	$49,667	$49,569
Due within two years	3,322	3,318

Total	$52,989	$52,887

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31, 2011.

	Average	Average
	Coupon	Days To
	Rate (%)	Maturity
Commercial Paper	0.191	116
Corporate bonds and notes	4.921	228

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2011.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$15,678	$(12)
Corporate bonds and notes	17,226	(48)

	$32,904	$(60)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2010.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$42,471	$(16)
U.S. Government Agencies	3,993	(10)
Corporate bonds and notes	60,501	(214)

	$106,965	$(240)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2011. There were no investments in a continuous unrealized loss position for twelve months or more as of December 31, 2010.

	000000	000000
	Estimated	Unrealized
	Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$5,172	$(68)

	$5,172	$(68)

We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2011.

(10)	COMMITMENTS AND CONTINGENCIES

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

	00000000	00000000	00000000
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Thousands of dollars)
Aircraft	$25,408	$30,219	$26,028
Other	7,150	7,258	7,201

Total	$32,558	$37,477	$33,229

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

	000000000	000000000	000000000
	Aircraft	Other	Total
	(Thousands of dollars)
2012	$32,014	$2,988	$35,012
2013	32,380	2,302	34,682
2014	32,380	1,982	34,362
2015	32,102	1,850	33,952
2016	25,206	1,581	26,787
Thereafter	23,671	5,164	28,835

	$177,753	$15,877	$193,630

In 2011, we purchased two heavy and one medium aircraft off lease pursuant to purchase options in the lease contracts, for an aggregate purchase price of $31.7 million, using proceeds from the sale of short-term investments and revolving bank credit facility. As of December 31, 2011, we had options to purchase aircraft under lease becoming exercisable in 2012 through 2014 for the following aggregate purchase prices, respectively: $45.0 million, $38.8 million and $114.4 million. Subject to market conditions, we intend to exercise these options as they become exercisable.

Purchase Commitments – In 2010, we executed a contract to acquire ten new medium aircraft related to our new contract with a major customer. Two of these aircraft have been delivered in 2010 and three in 2011. The remaining five are scheduled for delivery in 2012, with a remaining aggregate acquisition cost of approximately $61.7 million. We traded in two aircraft in exchange for a credit of approximately $20.3 million towards acquisition costs, of which a credit of $11.5 million remained as of December 31, 2011.

During the second quarter of 2011, we entered into a contract to acquire six new heavy transport aircraft for an aggregate purchase price of approximately $148.0 million. In 2011, we took delivery of four of these aircraft, with the balance of the deliveries scheduled to occur in 2012. The aggregate acquisition cost of the remaining two aircraft is approximately $50.9 million. These aircraft will be utilized in our Oil and Gas segment.

In 2011, in addition to the aircraft purchases described above, we took delivery of three light aircraft in the Oil and Gas segment, and one fixed wing aircraft for service in the Air Medical segment.

Due to anticipated increases in accelerated tax depreciation from our planned purchases of aircraft, net operating losses for tax purposes will increase in future years. Because of the net operating loss increases, certain foreign tax credits and certain net operating losses available in three states will not be used and will expire due to the time limit on the carry-forward of those credits. This resulted in a charge to tax expense of $1.5 million during the quarter ended September 30, 2010. The $1.5 million charge resulted in a variation in the customary relationship between the Company’s loss before income taxes and income tax expense for that period. For the year ended December 31, 2011, our income tax expense was computed at our estimated annual effective tax rate of forty percent.

Total aircraft deposits of $18.0 million were included in Other Assets as of December 31, 2011. This amount represents deposits for the medium and heavy transport aircraft contracts.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of December 31, 2011 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan (RECAP) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources (“DNR”) approvals were received and the project began on May 16, 2011. Sampling will be performed on a quarterly basis over the next year to evaluate the effectiveness of remedial actions. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. On November 30, 2010, the court granted plaintiff leave to amend the complaint, limited discovery to the new allegations, and established a schedule for briefing dispositive motions. The defendants filed a motion for summary judgment on February 11, 2011. On June 23, 2011, the court granted the defendants’ motion for summary judgment, entered final judgment in favor of the defendants, and dismissed all of the plaintiff’s claims. On July 22, 2011, the plaintiff filed a notice of appeal with the U.S. Court of Appeals, Third Circuit. The appeal has been fully briefed, and the court has tentatively calendared argument for March 20, 2012. Given that plaintiff has not succeeded in advancing its claim beyond dispositive motions, management currently believes that the likelihood of loss to the Company from the litigation is remote.

Employee Matters—As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appeal the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. By orders dated September 12, 2011, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims brought against PHI by the OPEIU and the individual pilots, whether under the RLA or Louisiana law. That Court also remanded the Return-to-Work case to the district court for the sole purpose of calculating court costs payable to PHI. The OPEIU and individual pilots did not seek rehearing of the Fifth Circuit’s judgment or review by the United States Supreme Court. Accordingly, all claims brought against PHI in these consolidated cases have now been conclusively resolved in PHI’s favor. There remains pending only PHI’s motion to recover costs (approximately $20,000.00) and the Union’s opposition thereto. A decision should be issued shortly.

On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court further administratively stayed this case pending the appellate court’s decision in the consolidated cases described above, which cases have now been resolved by the September 12 judgments of the Fifth Circuit Court of Appeals. At the district court’s direction, the parties filed memoranda on January 27, 2012, presenting argument on the question of the extent, if any, to which these claims survive the Fifth Circuit’s resolution of the issues litigated in the consolidated cases, above. PHI argued that these claims do not survive. When the district court resolves this issue, it is possible that the court will lift the administrative stay of this case and allow discovery and/or motion practice to commence in this case. Management does not expect the outcome of this litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico and two foreign countries. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and also to individuals in which case the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Company’s PHI Air Medical, L.L.C. subsidiary is included in the Air Medical segment. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers. The Company also operates five aircraft for the National Science Foundation in Antarctica under the Technical Services segment.

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

Customers of the Company in the Oil and Gas segment consist principally of major integrated energy companies and independent exploration and production companies. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable December 31,		Operating Revenues Years Ended December 31,
	2011	2010	2011	2010	2009
Customer A	15%	15%	15%	17%	15%
Customer B	7%	7%	14%	14%	13%

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2011, 2010, and 2009. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property, and equipment.

Certain reclassifications have been made to prior fiscal year amounts to conform with the current fiscal year presentation. These changes had no impact on consolidated net sales or operating income.

	Year Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$355,406	$345,402	$316,198
Air Medical	171,669	160,517	160,113
Technical Services	12,551	11,016	10,864

Total operating revenues	539,626	516,935	487,175

Segment direct expenses
Oil and Gas	310,281	290,106	263,818
Air Medical	151,503	145,356	147,630
Technical Services	7,956	8,240	7,179

Total direct expenses	469,740	443,702	418,627

Segment selling, general and administrative expenses
Oil and Gas	3,506	4,594	3,636
Air Medical	5,198	4,987	6,484
Technical Services	53	31	51

Total selling, general and administrative expenses	8,757	9,612	10,171

Total direct and selling, general and administrative expenses	478,497	453,314	428,798

Net segment profit
Oil and Gas	41,619	50,702	48,744
Air Medical	14,968	10,174	5,999
Technical Services	4,542	2,745	3,634

Total	61,129	63,621	58,377

Other, net (1)	543	417	336
Unallocated selling, general and administrative expenses	(25,612)	(20,535)	(20,835)
Interest expense	(27,974)	(19,389)	(16,037)
Loss on debt restructuring	—	(9,521)	—

Earnings before income taxes	$8,086	$14,593	$21,841

(1)	Including gains on disposition of property and equipment and other income.

	Year Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Expenditures for long-lived assets
Oil and Gas	$88,742	$88,146	$36,674
Air Medical	10,227	8,789	20,205
Corporate	1,983	1,522	1,301

Total	$100,952	$98,457	$58,180

	Year Ended
	December 31,
	2011	2010	2009
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$21,422	$18,204	$16,988
Air Medical	8,466	7,982	7,926
Technical Services	167	260	285
Corporate	1,243	1,635	2,565

Total	$31,298	$28,081	$27,764

Assets
Oil and Gas	$525,175	$447,973	$408,802
Air Medical	230,666	232,645	227,766
Technical Services	9,645	8,347	8,382
Corporate	198,645	256,174	160,556

Total	$964,132	$945,139	$805,506

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended
	December 31,
	2011	2010	2009
	(Thousands of dollars)
Operating revenues:
United States	$527,945	$509,221	$480,128
International	11,681	7,714	7,047

Total	$539,626	$516,935	$487,175

Long-Lived Assets:
United States	$652,948	$592,333	$546,077
International	6,808	4,200	2,459

Total	$659,756	$596,533	$548,536

(12)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The condensed quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Thousands of dollars, except per share data)
Operating revenues	$119,640	$135,976	$145,576	$138,434
Gain (loss) on disposition of assets, net	146	77	(638)	113
(Loss) earnings before income taxes	(4,452)	1,206	5,969	5,363
Net (loss) earnings	(2,671)	723	3,582	3,218
Net (loss) earnings per share
Basic	(0.17)	0.05	0.23	0.21
Diluted	(0.17)	0.05	0.23	0.20

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010		December 31, 2010
	(Thousands of dollars, except per share data)
Operating revenues, net	$121,609	$139,597	$135,669		$120,260
Gain on disposition of assets, net	—	117	98		18
Earnings (loss) before income taxes	6,718	11,757	(1,440	)(1)	(2,442)
Net earnings (loss)	4,031	7,054	(2,443	)(1)	(1,525)
Net earnings (loss) per share
Basic	0.26	0.46	(0.16	)(1)	(0.10)
Diluted	0.26	0.46	(0.16	)(1)	(0.10)

(1)	Includes a $9.5 million charge ($5.7 million after tax) related to the refinancing of our 7.125% Senior Notes.

(13)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION – GUARANTOR SUBSIDIARIES

Our 8.625% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the guarantor subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within these condensed consolidating financials.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$4,313	$778	$—	$5,091
Short-term investments	100,027	—	—	100,027
Accounts receivable – net	91,144	8,152	—	99,296
Intercompany receivable	—	97,381	(97,381)	—
Inventories of spare parts – net	57,243	—	—	57,243
Other current assets	14,349	953	—	15,302
Income taxes receivable	346	—	—	346

Total current assets	267,422	107,264	(97,381)	277,305
Investment in subsidiaries and others	80,992	—	(80,992)	—
Other assets	27,050	21	—	27,071
Property and equipment, net	651,046	8,710	—	659,756

Total assets	$1,026,510	$115,995	$(178,373)	$964,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,693	$5,004	$—	$17,697
Accrued liabilities	24,018	5,033	—	29,051
Intercompany payable	97,381	—	(97,381)	—

Total current liabilities	134,092	10,037	(97,381)	46,748
Long-term debt	346,047	—	—	346,047
Deferred income taxes and other long-term liabilities	69,034	24,966	—	94,000
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(93)	—	—	(93)
Retained earnings	184,496	78,318	(78,318)	184,496

Total shareholders’ equity	477,337	80,992	(80,992)	477,337

Total liabilities and shareholders’ equity	$1,026,510	$115,995	$(178,373)	$964,132

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2010
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$2,957	$671	$—	$3,628
Short-term investments	150,072	—	—	150,072
Accounts receivable – net	81,393	8,266	—	89,659
Intercompany receivable	—	79,810	(79,810)	—
Inventories of spare parts – net	59,336	—	—	59,336
Other current assets	16,224	9	—	16,233
Income taxes receivable	558	—	—	558

Total current assets	310,540	88,756	(79,810)	319,486
Investment in subsidiaries and others	75,114	—	(75,114)	—
Other assets	29,099	21	—	29,120
Property and equipment, net	583,091	13,442	—	596,533

Total assets	$997,844	$102,219	$(154,924)	$945,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,191	$213	$—	$22,404
Accrued liabilities	23,482	4,837	—	28,319
Intercompany payable	79,810	—	(79,810)	—

Total current liabilities	125,483	5,050	(79,810)	50,723
Long-term debt	331,074	—	—	331,074
Deferred income taxes and other long-term liabilities	68,871	22,055	—	90,926
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(162)	—	—	(162)
Retained earnings	179,644	72,440	(72,440)	179,644

Total shareholders’ equity	472,416	75,114	(75,114)	472,416

Total liabilities and shareholders’ equity	$997,844	$102,219	$(154,924)	$945,139

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$479,879	$59,747	$—	$539,626
Management fees	2,390	—	(2,390)	—
Gain on disposition of assets, net	(302)	—	—	(302)
Other, principally interest income	845	—	—	845

	482,812	59,747	(2,390)	540,169

Expenses:
Direct expenses	423,614	46,126	—	469,740
Management fees	—	2,390	(2,390)	—
Selling, general, and administrative	32,934	1,435	—	34,369
Equity in net earnings of consolidated subsidiaries	(5,878)	—	5,878	—
Interest expense	27,974	—	—	27,974

	478,644	49,951	3,488	532,083

Earnings before income taxes	4,168	9,796	(5,878)	8,086
Income tax expense	(684)	3,918	—	3,234

Net earnings	$4,852	$5,878	$(5,878)	$4,852

	For the year ended December 31, 2010
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$455,041	$61,894	$—	$516,935
Management fees	2,476	—	(2,476)	—
Gain on disposition of assets, net	239	—	—	239
Other, principally interest income	178	—	—	178

	457,934	61,894	(2,476)	517,352

Expenses:
Direct expenses	392,077	51,625	—	443,702
Management fees	—	2,476	(2,476)	—
Selling, general, and administrative	28,725	1,422	—	30,147
Equity in net earnings of consolidated subsidiaries	(3,823)	—	3,823	—
Interest expense	19,389	—	—	19,389
Loss on debt restructuring	9,521	—	—	9,521

	445,889	55,523	1,347	502,759

Earnings before income taxes	12,045	6,371	(3,823)	14,593
Income tax expense	4,928	2,548	—	7,476

Net earnings	$7,117	$3,823	$(3,823)	$7,117

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2009
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$419,075	$68,100	$—	$487,175
Management fees	2,724	—	(2,724)	—
Gain on disposition of assets, net	111	—	—	111
Other, principally interest income	225	—	—	225

	422,135	68,100	(2,724)	487,511

Expenses:

Direct expenses	365,385	53,242	—	418,627
Management fees	—	2,724	(2,724)	—
Selling, general, and administrative	28,979	2,027	—	31,006
Equity in net earnings of consolidated subsidiaries	(6,064)	—	6,064	—
Interest expense	16,037	—	—	16,037

	404,337	57,993	3,340	465,670

Earnings before income taxes	17,798	10,107	(6,064)	21,841
Income tax expense	4,830	4,043	—	8,873

Net earnings	$12,968	$6,064	$(6,064)	$12,968

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$30,245	$107	$—	$30,352

Investing activities:
Purchase of property and equipment	(91,028)	—	—	(91,028)
Proceeds from asset dispositions	6,852	—	—	6,852
Proceeds from sale of short-term investments, net	48,112	—	—	48,112
Deposits on aircraft	(7,798)	—	—	(7,798)

Net cash used in investing activities	(43,862)	—	—	(43,862)

Financing activities:
Proceeds from line of credit	73,865	—	—	73,865
Payments on line of credit	(58,892)	—	—	(58,892)

Net cash provided by financing activities	14,973	—	—	14,973

Increase (decrease) in cash	1,356	107	—	1,463
Cash, beginning of year	2,957	671	—	3,628

Cash, end of year	$4,313	$778	$—	$5,091

	For the year ended December 31, 2010
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$74,648	$2,209	$—	$76,857

Investing activities:
Purchase of property and equipment	(95,869)	(2,361)	—	(98,230)
Proceeds from asset dispositions	1,171	—	—	1,171
Purchase of short-term investments, net	(74,671)	—	—	(74,671)
Other	(3,780)	—	—	(3,780)

Net cash used in investing activities	(173,149)	(2,361)	—	(175,510)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	300,000	—	—	300,000
Premium and costs to retire debt early	(7,667)	—	—	(7,667)
Repayment of Senior Notes, due 2013	(200,000)	—	—	(200,000)
Debt issuance costs	(5,322)	—	—	(5,322)
Proceeds on line of credit	59,287	—	—	59,287
Payments on line of credit	(46,518)	—	—	(46,518)

Net cash provided by financing activities	99,780	—	—	99,780

Increase (decrease) in cash	1,279	(152)	—	1,127
Cash, beginning of year	1,678	823	—	2,501

Cash, end of year	$2,957	$671	$—	$3,628

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2009
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$53,442	$1,830	$—	$55,272

Investing activities:
Purchase of property and equipment	(55,428)	(1,607)	—	(57,035)
Proceeds from asset dispositions	9,217	—	—	9,217
Purchase of short-term investments, net	(33,017)	—	—	(33,017)
Other	11,600	—	—	11,600

Net cash used in investing activities	(67,628)	(1,607)	—	(69,235)

Financing activities:
Proceeds on line of credit	37,750	—	—	37,750
Payments on line of credit	(22,445)	—	—	(22,445)

Net cash provided by financing activities	15,305	—	—	15,305

Increase in cash	1,119	223	—	1,342
Cash, beginning of year	559	600	—	1,159

Cash, end of year	$1,678	$823	$—	$2,501

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective under those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2011. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) maintained as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 13, 2012, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

March 13, 2012

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers required by this item will be included in our definitive information statement in connection with our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our definitive information statement in connection with our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our definitive information statement in connection with our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our definitive information statement in connection with our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be included in our definitive information statement in connection with our 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits

3	Articles of Incorporation and By-laws

3.1	(i	)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2008, filed August 7, 2008).

	(ii	)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed October 13, 2011).

4	Instruments defining the rights of security holders, including indentures.

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.) and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2009, filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010).

4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 7, 2011).

4.5	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.6	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10	Material Contracts

10.1	Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009).

10.2	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.3	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.4	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.5	Amendment No. 1 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.6	Amendment No. 2 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.7	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.8	Form of Indemnity Agreement dated November 4, 2011 between PHI, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 7, 2011).

10.9	Form of Restricted Stock Unit Agreement under the Amended and Restricted Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI, Inc. and Al A. Gonsoulin dated as of November 4, 2011 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 7, 2011).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PHI, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Consolidated Accounts

(Thousands of dollars)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Year ended December 31, 2011:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	11,409	910	—	12,319
Allowance for contractual discounts	34,717	217,170	212,296	39,591
Allowance for uncompensated care	39,281	37,178	38,725	37,734

Year ended December 31, 2010:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	9,182	2,227	—	11,409
Allowance for contractual discounts	32,124	183,877	181,284	34,717
Allowance for uncompensated care	28,114	38,311	27,144	39,281

Year ended December 31, 2009:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	7,857	1,325	—	9,182
Allowance for contractual discounts	37,590	183,294	188,760	32,124
Allowance for uncompensated care	20,805	43,626	36,317	28,114

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2012.

PHI, INC.

By:	/s/ Michael J. McCann
Michael J. McCann Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin Al A. Gonsoulin	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012

/s/ Lance F. Bospflug Lance F. Bospflug	Director	March 13, 2012

/s/ Arthur J. Breault, Jr. Arthur J. Breault, Jr.	Director	March 13, 2012

/s/ Didier Keller Didier Keller	Director	March 13, 2012

/s/ Thomas H. Murphy Thomas H. Murphy	Director	March 13, 2012

/s/ Richard H. Matzke Richard H. Matzke	Director	March 13, 2012

/s/ C. Russell Luigs C. Russell Luigs	Director	March 13, 2012

/s/ Michael J. McCann Michael J. McCann	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2012