Form 10-Q
period 2012-03-31
PHI INC
filed 2012-05-09
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$1,047	$5,091
Short-term investments	100,250	100,027
Accounts receivable – net
Trade	100,818	98,338
Other	1,656	958
Inventories of spare parts – net	59,576	57,243
Other current assets	17,881	15,302
Income taxes receivable	356	346

Total current assets	281,584	277,305
Other	29,361	27,071
Property and equipment – net	657,402	659,756

Total assets	$968,347	$964,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,838	$17,697
Accrued liabilities	33,453	29,051

Total current liabilities	59,291	46,748
Long-term debt	329,926	346,047
Deferred income taxes	87,419	85,937
Other long-term liabilities	12,150	8,063

Total liabilities	488,786	486,795

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock – par value of $0.10: 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock – par value of $0.10: 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(47)	(93)
Retained earnings	186,674	184,496

Total shareholders’ equity	479,561	477,337

Total liabilities and equity	$968,347	$964,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended
	March 31,
	2012	2011
Operating revenues, net	$138,051	$119,640
Gain on disposition of assets, net	11	146
Other, principally interest income	306	543

	138,368	120,329

Expenses:
Direct expenses	118,698	108,206
Selling, general and administrative expenses	8,840	9,543
Interest expense	7,200	7,032

	134,738	124,781

Earnings (loss) before income taxes	3,630	(4,452)
Income tax (benefit) expense	1,452	(1,781)

Net earnings (loss)	$2,178	$(2,671)

Weighted average shares outstanding:
Basic	15,312	15,312
Diluted	15,575	15,474

Net earnings (loss) per share:
Basic	$0.14	$(0.17)
Diluted	$0.14	$(0.17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

Comprehensive income includes net earnings and other comprehensive income items such as revenues, expenses, gains or losses that under generally accepted accounting principles are included in comprehensive income, and therefore impact total shareholders’ equity, but are excluded from net earnings.

The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended
	March 31,
	2012	2011
Net earnings (loss)	$2,178	$(2,671)
Unrealized gain on short-term investments	50	71
Changes in pension plan assets and benefit obligations	(4)	—

Comprehensive income (loss)	$2,224	$(2,600)

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	"000000"	"000000"	"000000"	"000000"	"000000"	"000000"	"000000"	"000000"
						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337

Net earnings	—	—	—	—	—	—	2,178	2,178
Unrealized gain on short-term investments	—	—	—	—	—	50	—	50
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(4)	—	(4)

Total comprehensive income net of income taxes								2,224

Balance at March 31, 2012	2,853	$285	12,459	$1,246	$291,403	$(47)	$186,674	$479,561

	"0000000"	"0000000"	"0000000"	"0000000"	"0000000"	"0000000"	"0000000"	"0000000"

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416

Net loss	—	—	—	—	—	—	(2,671)	(2,671)
Unrealized gain on short-term investments	—	—	—	—	—	71	—	71

Total comprehensive loss, net of income taxes								(2,600)

Balance at March 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(91)	$176,973	$469,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Quarter Ended
	March 31,
	2012	2011
Operating activities:
Net earnings (loss)	$2,178	$(2,671)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,402	7,498
Deferred income taxes	1,482	(1,734)
Gain on asset dispositions	(11)	(146)
Other	207	223
Changes in operating assets and liabilities	5,788	11,248

Net cash provided by operating activities	18,046	14,418

Investing activities:
Purchase of property and equipment	(12,520)	(5,380)
Proceeds from asset dispositions	6,878	449
Purchase of short-term investments	(34,778)	(49,493)
Proceeds from sale of short-term investments	34,170	78,096
Deposits on aircraft	281	—

Net cash (used in) provided by investing activities	(5,969)	23,672

Financing activities:
Proceeds from line of credit	5,669	2,376
Payments on line of credit	(21,790)	(33,450)

Net cash used in financing activities	(16,121)	(31,074)

(Decrease) increase in cash	(4,044)	7,016
Cash, beginning of period	5,091	3,628

Cash, end of period	$1,047	$10,644

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$923	$257

Income taxes	$23	$12

Noncash investing activities:
Accrued payables related to purchase of property and equipment	$165	$144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the accompanying notes.

The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

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

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Our Oil and Gas operations generated approximately 67% and 65% of our total operating revenue for the quarters ended March 31, 2012 and 2011, respectively.

Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.

We provide air medical transportation services for hospitals and emergency service agencies in 17 states using approximately 90 aircraft at 64 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended March 31, 2012 and 2011, approximately 31% and 32% of our total operating revenues were generated by our Air Medical operations, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $42.5 million and $34.2 million as of March 31, 2012 and March 31, 2011, respectively. The allowance for uncompensated care was $42.0 million and $36.0 million as of March 31, 2012 and March 31, 2011, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended
	March 31,
	2012	2011
Gross billings	100%	100%
Provision for contractual discounts	57%	55%
Provision for uncompensated care	10%	9%

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Medicaid, Medicare, Insurance, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2012	2011
Medicaid	12%	15%
Medicare	24%	25%
Insurance	63%	59%
Self-Pay	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 21% of the segment’s revenues for the quarters ended March 31, 2012 and 2011.

Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate six aircraft for the National Science Foundation in Antarctica under this segment.

Approximately 2% and 3% of our total operating revenues for the quarters ended March 31, 2012 and March 31, 2011, respectively, were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2012 and 2011 is as follows:

	Quarter Ended
	March 31,
	2012	2011
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$92,952	$77,481
Air Medical	42,154	38,382
Technical Services	2,945	3,777

Total operating revenues	138,051	119,640

Segment direct expenses (1)
Oil and Gas	80,014	69,598
Air Medical	37,156	36,627
Technical Services	1,528	1,981

Total direct expenses	118,698	108,206

Segment selling, general and administrative expenses
Oil and Gas	897	882
Air Medical	1,655	931
Technical Services	5	13

Total selling, general and administrative expenses	2,557	1,826

Total direct and selling, general and administrative expenses	121,255	110,032

Net segment profit
Oil and Gas	12,041	7,001
Air Medical	3,343	824
Technical Services	1,412	1,783

Total net segment profit	16,796	9,608

Other, net (2)	317	689
Unallocated selling, general and administrative costs (1)	(6,283)	(7,717)
Interest expense	(7,200)	(7,032)

Earnings (loss) before income taxes	$3,630	$(4,452)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended
	March 31,
	2012	2011
Oil and Gas	$5,790	$4,940
Air Medical	2,311	2,127
Technical Services	23	97

Total	$8,124	$7,164

Unallocated SG&A	$279	$334

(2)	Consists of gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies

Commitments – In 2010, we executed a contract to acquire ten new medium aircraft related to a new contract with a major customer. Two of these aircraft were delivered in 2010 and three in 2011. The remaining five are scheduled for delivery in late 2012, with an aggregate acquisition cost of approximately $61.7 million. We traded in two aircraft in exchange for a credit towards these acquisition costs, of which a credit of $11.5 million remained as of March 31, 2012. The credit for the two aircraft traded is recorded in other (long-term assets).

During the second quarter of 2011, we entered into a contract to acquire six new heavy transport aircraft for an aggregate purchase price of approximately $148.0 million. In 2011, we took delivery of four aircraft and in March 2012 the remaining two aircraft were delivered. All aircraft were funded with operating leases with commercial banks.

In the third quarter of 2011, we entered into a contract to acquire ten light aircraft, of which three have been delivered. There are four aircraft to be delivered in 2012, at a total cost of $10.1 million, and three to be delivered in 2013, at a total cost of $7.6 million.

During the first quarter of 2012, we entered into a contract to acquire two additional new heavy transport aircraft with delivery scheduled for August and September 2012, for a total cost of $50.9 million, which we intend to fund with operating leases.

Also during the first quarter of 2012, we entered into a contract to acquire six more new heavy transport aircraft with a total cost of $160.3 million, with deliveries from April 2013 to September 2013. We intend to also fund these acquisitions with operating leases.

Total aircraft deposits of $18.3 million are included in Other Assets. This amount represents deposits for the medium and heavy transport aircraft contracts.

As of March 31, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($45.0 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of March 31, 2012 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan (RECAP) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources (“DNR”) approvals were received and the project began on May 16, 2011. Sampling will be performed on a quarterly basis over the next year to evaluate the effectiveness of remedial actions. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On September 14, 2010, the Court granted defendants’ motion to dismiss (filed on September 4, 2009) and dismissed the complaint. On November 30, 2010, the court granted plaintiff leave to amend the complaint, limited discovery to the new allegations, and established a schedule for briefing dispositive motions. The defendants filed a motion for summary judgment on February 11, 2011. On June 23, 2011, the court granted the defendants’ motion for summary judgment, entered final judgment in favor of the defendants, and dismissed all of the plaintiff’s claims. On July 22, 2011, the plaintiff filed a notice of appeal with the U.S. Court of Appeals, Third Circuit, and oral arguments occurred on March 20, 2012. Given that plaintiff has not succeeded in advancing its claim beyond dispositive motions, management currently believes that the likelihood of loss to the Company from the litigation is remote.

As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appealed the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. By orders dated September 12, 2011, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims brought against PHI by the OPEIU and the individual pilots, whether under the RLA or Louisiana law. That Court also remanded the Return-to-Work case to the district court for the sole purpose of calculating court costs payable to PHI. The OPEIU and individual pilots did not seek rehearing of the Fifth Circuit’s judgment or review by the United States Supreme Court. Accordingly, all claims brought against PHI in these consolidated cases have now been conclusively resolved in PHI’s favor. There remains pending only PHI’s motion to recover costs (approximately $20,000.00) and the Union’s opposition thereto. A decision should be issued shortly.

On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court further administratively stayed this case pending the appellate court’s decision in the consolidated cases described above, which cases have now been resolved by the September 12, 2011 judgments of the Fifth Circuit Court of Appeals. At the district court’s direction, the parties filed memoranda on January 27, 2012, presenting argument on the question of the extent, if any, to which these claims survive the Fifth Circuit’s resolution of the issues litigated in the consolidated cases, above. PHI argued that these claims do not survive. When the district court resolves this issue, it is possible that the court will lift the administrative stay of this case and allow discovery and/or motion practice to commence in this case. Management does not expect the outcome of this litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

At March 31, 2012, we had approximately $185.9 million in aggregate commitments under operating leases of which approximately $26.5 million is payable through December 31, 2012, and a total of $35.2 million is payable over the twelve months ending March 31, 2013. The total lease commitments include $169.9 million for aircraft and $16.0 million for facility lease commitments.

As of March 31, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($45.0 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

4. Long-term Debt

As of March 31, 2012, our total long-term indebtedness was $330.0 million, consisting of $300 million of our 8.625% Senior Notes due 2018 (the “8.625% Senior Notes”) and $30.0 million borrowed under our senior secured revolving credit facility.

On March 28, 2012, we amended our senior secured revolving credit facility to increase the maximum borrowing available from $75.0 million to $100.0 million. The facility is due September 1, 2013 and bears interest at the prime rate plus 100 basis points, or one-month LIBOR plus three percent, at our option. The facility contains a borrowing base of 80% of eligible receivables and 50% of the value of parts located in the United States, of PHI, Inc. and our subsidiaries (not to exceed $100.0 million). As of March 31, 2012, pursuant to the borrowing base calculation, the maximum amount available for borrowing under the facility was $100.0 million. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. The facility contains a sublimit of $20 million for the issuance of stand-by letters of credit, and no letters of credit were outstanding under the facility as of March 31, 2012 or December 31, 2011.

As of March 31, 2012, we had $30 million in borrowings under the facility, and as of December 31, 2011 we had $46.0 million in borrowings under the facility. During the quarters ended March 31, 2012 and 2011, the weighted average effective interest rate on amounts borrowed under the facility was 4.25%. We reviewed interest expense for the quarters ended March 31, 2012 and 2011 that could be capitalized for certain projects and any such amounts were immaterial.

All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our and our subsidiaries’ accounts, including eligible receivables, and inventory located in the United States, including parts, and are guaranteed by certain of our domestic subsidiaries.

The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, consolidated net worth, and a fixed charge coverage ratio, and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of March 31, 2012, we were in compliance with all of the covenants under the revolving credit facility.

We maintain a separate letter of credit facility with a financial institution not party to our revolving credit facility that had $5.5 million outstanding at March 31, 2012, to support our workmen’s compensation program.

On September 23, 2010, we issued $300 million 8.625% Senior Notes due 2018. The 8.625% Senior Notes bear interest at an annual fixed rate of 8.625%, payable semi-annually on April 15 and October 15, and are due October 15, 2018. The 8.625% Senior Notes are unconditionally guaranteed on a senior basis by our domestic subsidiaries, and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the notes at any time on or after October 15, 2014 at specified redemption prices, and prior to that time pursuant to certain make-whole provisions.

The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on contributions from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us to purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of March 31, 2012.

Because our 8.625% Senior Notes bear interest at a fixed rate, changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At March 31, 2012, the fair market value of our 8.625% Senior Notes was $301.5 million, based on quoted market indications.

Mr. Al A. Gonsoulin, our Chairman and CEO and the Matzke Family Trust, of which Richard Matzke, one of our directors, is trustee, purchased $2 million and $1 million of the 8.625% Senior Notes, respectively.

Cash paid for interest was $0.9 million for the quarter ended March 31, 2012 and $0.3 million for the quarter ended March 31, 2011.

5. Valuation Accounts

We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at March 31, 2012 and December 31, 2011.

Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $42.5 million and $39.6 million as of March 31, 2012 and December 31, 2011, respectively. The allowance for uncompensated care was $42.0 million and $37.7 million as of March 31, 2012 and December 31, 2011, respectively.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	March 31,	December 31,
	2012	2011
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	36%	36%
Allowance for Uncompensated Care	36%	34%

We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $11.7 million and $12.3 million at March 31, 2012 and December 31, 2011, respectively.

6. Employee Compensation

Employee Incentive Compensation – Pursuant to our incentive compensation plans, we accrued $0.4 million for the quarter ended March 31, 2012. For the quarter ended March 31, 2011, we did not accrue incentive compensation expense, as certain thresholds were not met.

We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.1 million for the quarters ended March 31, 2012 and 2011.

On March 2, 2012, the Compensation Committee of the Company’s Board of Directors recommended the PHI, Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”) under which equity-based awards may be granted to eligible participants including the Company’s executive officers. The Company’s Board of Directors adopted and the shareholders approved the plan at the Company’s 2012 Annual Meeting of Shareholders held May 4, 2012. An aggregate of 750,000 shares of the Company’s non-voting common stock were approved for issuance under the Long-Term Incentive Plan. Further, subject to shareholder approval of the Long-Term Incentive Plan, which was obtained on May 4, 2012, the Compensation Committee awarded a total of 23,236 time-vest and 145,572 performance-based restricted stock units to employees, of which 99,721 performance-based restricted stock units were awarded to the Company’s executive officers. The time-vest restricted stock units will vest and be payable in non-voting common stock on March 2, 2015 if the recipient continues to be employed on that date. The performance-based restricted stock units will vest and be payable in non-voting common stock after a three-year period, subject to achievement of performance criteria. Vesting of all awards will be accelerated upon termination of employment due to death or disability, or if a change of control of the Company occurs.

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2012
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$50,194	$50,194	$—
Commercial Paper	13,690	—	13,690
Corporate bonds and notes	36,366	—	36,366

	100,250	50,194	50,056

Investments in other assets	2,880	2,880	—

Total	$103,130	$53,074	$50,056

		December 31, 2011
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$47,140	$—
Commercial Paper	15,678	—	15,678
Corporate bonds and notes	37,209	—	37,209

	100,027	47,140	52,887

Investments in other assets	2,807	2,807	—

Total	$102,834	$49,947	$52,887

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

Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at March 31, 2012 and December 31, 2011. Our determination of the estimated fair value of long-term debt is derived from quoted market indications (Level 1 inputs as defined in the accounting guidance).

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

Investments consisted of the following as of March 31, 2012:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$50,194	$—	$—	$50,194
Commercial Paper	13,694	1	(5)	13,690
Corporate bonds and notes	36,344	38	(16)	36,366

Subtotal	100,232	39	(21)	100,250

Investments in other assets	2,880	—	—	2,880

Total	$103,112	$39	$(21)	$103,130

Investments consisted of the following as of December 31, 2011:

		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$—	$—	$47,140
Commercial Paper	15,690	—	(12)	15,678
U.S. Government Agencies	37,299	26	(116)	37,209

Corporate bonds and notes	100,129	$26	(128)	100,027

Subtotal

Investments in other assets	2,807	—	—	2,807

Total	$102,936	$26	$(128)	$102,834

The following table presents the cost and fair value of our debt investments based on maturities as of March 31, 2012.

	Amortized	Fair
	Cost	Value
	(Thousands of dollars)
Due in one year or less	$49,014	$49,033
Due within two years	1,023	1,023

Total	$50,037	$50,056

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2011.

	Amortized	Fair
	Costs	Value
	(Thousands of dollars)
Due in one year or less	$49,667	$49,569
Due within two years	3,322	3,318

Total	$52,989	$52,887

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of March 31, 2012.

	Average	Average
	Coupon	Days To
	Rate (%)	Maturity
Commercial Paper	0.182	81
Corporate bonds and notes	4.781	198

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31, 2011.

	Average	Average
	Coupon	Days To
	Rate (%)	Maturity
Commercial Paper	0.191	116
Corporate bonds and notes	4.921	228

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of March 31, 2012.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$11,191	$(5)
Corporate bonds and notes	10,605	(6)

	$21,796	$(11)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2011.

		Unrealized
	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$15,678	$(12)
Corporate bonds and notes	17,226	(48)

	$32,904	$(60)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2012.

	Fair	Unrealized
	Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$5,186	$(9)

	$5,186	$(9)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2011.

	Fair	Unrealized
	Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$5,172	$(68)

	$5,172	$(68)

We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2012 and December 31, 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the quarter ended March 31, 2012.

9. Shareholders’ Equity

We had weighted average common shares (voting and non-voting) outstanding for the quarters ended March 31, 2012 and March 31, 2011 of 15.3 million.

Accumulated other comprehensive loss is included in the shareholder’s equity section of the condensed consolidated balance sheets of the Company. Accumulated other comprehensive loss in the condensed consolidated balance sheets included the following components:

	March 31,	March 31,
	2012	2011
Unrealized loss on short-term investments	$(11)	$(71)
Changes in pension plan assets and benefit obligations	(36)	(20)

	$(47)	$(91)

10. Condensed Consolidating Financial Information

PHI, Inc. issued $300 million 8.625% Senior Notes in September 2010 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	March 31, 2012
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$53	$994	$—	$1,047
Short-term investments	100,250	—	—	100,250
Accounts receivable – net	62,379	40,095	—	102,474
Intercompany receivable	104,347	—	(104,347)	—
Inventories of spare parts – net	59,420	156	—	59,576
Other current assets	16,332	1,549	—	17,881
Income taxes receivable	356	—	—	356

Total current assets	343,137	42,794	(104,347)	281,584

Investment in subsidiaries and other	82,748	—	(82,748)	—
Other assets	27,586	1,775	—	29,361
Property and equipment – net	470,505	186,897	—	657,402

Total assets	$923,976	$231,466	$(187,095)	$968,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,809	$5,029	$—	$25,838
Accrued liabilities	22,710	10,743	—	33,453
Intercompany payable	—	104,347	(104,347)	—

Total current liabilities	43,519	120,119	(104,347)	59,291

Long-term debt	329,926	—	—	329,926
Deferred income taxes and other long-term liabilities	70,970	28,599	—	99,569
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(47)	—	—	(47)
Retained earnings	186,674	80,074	(80,074)	186,674

Total shareholders’ equity	479,561	82,748	(82,748)	479,561

Total liabilities and shareholders’ equity	$923,976	$231,466	$(187,095)	$968,347

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2011
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$4,313	$778	$—	$5,091
Short-term investments	100,027	—	—	100,027
Accounts receivable – net	91,144	8,152	—	99,296
Intercompany receivable	—	97,381	(97,381)	—
Inventories of spare parts – net	57,243	—	—	57,243
Other current assets	14,349	953	—	15,302
Income taxes receivable	346	—	—	346

Total current assets	267,422	107,264	(97,381)	277,305

Investment in subsidiaries and others	80,992	—	(80,992)	—
Other assets	27,050	21	—	27,071
Property and equipment, net	651,046	8,710	—	659,756

Total assets	$1,026,510	$115,995	$(178,373)	$964,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,693	$5,004	$—	$17,697
Accrued liabilities	24,018	5,033	—	29,051
Intercompany payable	97,381	—	(97,381)	—

Total current liabilities	134,092	10,037	(97,381)	46,748

Long-term debt	346,047	—	—	346,047
Deferred income taxes and other long-term liabilities	69,034	24,966	—	94,000
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(93)	—	—	(93)
Retained earnings	184,496	78,318	(78,318)	184,496

Total shareholders’ equity	477,337	80,992	(80,992)	477,337

Total liabilities and shareholders’ equity	$1,026,510	$115,995	$(178,373)	$964,132

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2012
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$92,098	$45,953	$—	$138,051
Management fees	1,838	—	(1,838)	—
Other, principally interest income	317	—	—	317

	94,253	45,953	(1,838)	138,368

Expenses:
Direct expenses	79,260	39,438	—	118,698
Management fees	—	1,838	(1,838)	—
Selling, general, and administrative	7,090	1,750	—	8,840
Equity in net income of consolidated subsidiaries	(1,756)	—	1,756	—
Interest expense	7,200	—	—	7,200

	91,794	43,026	(82)	134,738

Earnings before income taxes	2,459	2,927	(1,756)	3,630
Income tax expense	281	1,171	—	1,452

Net earnings	$2,178	$1,756	$(1,756)	$2,178

	For the quarter ended March 31, 2011
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$104,401	$15,239	$—	$119,640
Management fees	610	—	(610)	—
Other, principally interest income	689	—	—	689

	105,700	15,239	(610)	120,329

Expenses:
Direct expenses	96,923	11,283	—	108,206
Management fees	—	610	(610)	—
Selling, general, and administrative	9,251	292	—	9,543
Equity in net income of consolidated subsidiaries	(1,833)	—	1,833	—
Interest expense	7,032	—	—	7,032

	111,373	12,185	1,223	124,781

(Loss) earnings before income taxes	(5,673)	3,054	(1,833)	(4,452)
Income tax (benefit) expense	(3,002)	1,221	—	(1,781)

Net (loss) earnings	$(2,671)	$1,833	$(1,833)	$(2,671)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2012
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$17,830	$216	$—	$18,046

Investing activities:
Purchase of property and equipment	(12,520)	—	—	(12,520)
Proceeds from asset dispositions	6,878	—	—	6,878
Deposits on aircraft	281	—	—	281
Purchase of short-term investments	(608)	—	—	(608)

Net cash used in investing activities	(5,969)	—	—	(5,969)

Financing activities:
Proceeds from line of credit	5,669	—	—	5,669
Payments on line of credit	(21,790)	—	—	(21,790)

Net cash used in financing activities	(16,121)	—	—	(16,121)

Increase in cash	(4,260)	216	—	(4,044)
Cash, beginning of period	2,957	778	—	5,091

Cash, end of period	$(1,303)	$994	$—	$1,047

	For the quarter ended March 31, 2011
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$14,454	$(36)	$—	$14,418

Investing activities:
Purchase of property and equipment	(5,371)	(9)	—	(5,380)
Purchase of short-term investments	(49,493)	—	—	(49,493)
Proceeds from asset dispositions	449	—	—	449
Proceeds from sale of short-term investments	78,096	—	—	78,096

Net cash provided by (used in) investing activities	23,681	(9)	—	23,672

Financing activities:
Payments on line of credit – net	(31,074)	—	—	(31,074)

Net cash used in financing activities	(31,074)	—	—	(31,074)

Increase in cash	7,061	(45)	—	7,016
Cash, beginning of period	2,957	671	—	3,628

Cash, end of period	$10,018	$626	$—	$10,644

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, management’s discussion and analysis, risk factors and other information contained therein.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on the demand for our services as a result of the Deepwater Horizon incident, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2011 and in Part II Item 1.A. of our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Operating revenues for the three months ended March 31, 2012 were $138.1 million, compared to $119.6 million for the three months ended March 31, 2011, an increase of $18.5 million. Oil and Gas segment operating revenues increased $15.5 million for the quarter ended March 31, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues resulting mainly from the continuing improvement in deepwater drilling activity since the Macondo incident in 2010. Operating revenues in the Air Medical segment increased $3.8 million primarily due to increased revenues in the independent provider programs of $3.0 million. This increase was due to a slight improvement in the payor mix and also due to rate increases implemented in the prior and current year. Operating revenues related to hospital based contracts increased $0.8 million due to a new contract that began in the third quarter of the prior year.

Flight hours for the quarter ended March 31, 2012 were 34,065 compared to 32,438 for the quarter ended March 31, 2011. Oil and Gas segment flight hours increased 1,461 hours due to increases in medium and heavy aircraft flight hours related to improvements in deepwater drilling activity subsequent to the Macondo incident. Air Medical segment flight hours increased 178 hours for the quarter ended March 31, 2012. Individual patient transports in the Air Medical segment were 4,046 for the quarter ended March 31, 2012, compared to transports of 4,035 for the quarter ended March 31, 2011.

Net Oil and Gas segment profit was $12.0 million for the quarter ended March 31, 2012, compared to $7.0 million for the quarter ended March 31, 2011. The increase of $5.0 million was primarily due to increased revenues of $15.5 million primarily in medium and heavy aircraft revenue partially offset by an increase in direct expense of $10.4 million, discussed further in the Segment Discussion below.

Net segment profit for the Air Medical segment was $3.3 million for the quarter ended March 31, 2012, compared to $0.8 million for the quarter ended March 31, 2011. The increase in segment profit in the Air Medical segment was primarily due to increased revenues, as discussed above, and in the Segment Discussion below.

Net earnings for the quarter ended March 31, 2012 was $2.2 million, or $0.14 per diluted share, compared to a net loss of $2.7 million for the quarter ended March 31, 2011, or $0.17 per diluted share. Pre-tax earnings were $3.6 million for the quarter ended March 31, 2012, compared to a pre-tax loss of $4.5 million for the same period in 2011. The quarter ended March 31, 2011 includes costs of $1.0 million representing diligence and other costs incurred related to a potential acquisition in which we were unsuccessful.

Our Oil and Gas segment continues to improve with additional deepwater drilling activity by our customers, with such activity projected to exceed pre-Macondo levels in the next 18 months and require us to provide additional medium and heavy aircraft. We were also awarded a contract in Alaska supporting an offshore project with two heavy aircraft, and awarded several projects in Ghana, West Africa with three medium aircraft.

Our Air Medical segment was awarded a hospital contract for three medium aircraft which commenced in May 2012, with the aircraft redeployed out of our oil and gas division.

Also, in April 2012, our subsidiary PHI Air Medical, L.L.C. entered into a three-year contract with the Saudi Red Crescent Authority (“SRCA”) to provide helicopter emergency medical services in the Kingdom of Saudi Arabia, subject to our receipt of the escrow payment described below. The contract calls for us to place eight medium aircraft in service during 2012, along with support staff, and to operate and maintain the aircraft for the contract term. In connection with the contract, we have entered into an option agreement with the aircraft manufacturer, which upon exercise by us will obligate us to purchase seven new medium aircraft during 2012, and an aircraft purchase agreement, pursuant to which we would sell these aircraft to the company that will lease them to the SRCA, after we complete and configure the aircraft for use in emergency medical services. The contract envisions a transition of the program over time to qualified Saudi personnel, and pursuant to the contract we will provide training services to SRCA’s qualified pilots, technicians, paramedics and communications specialists. Our obligations under these agreements are contingent upon our receipt into escrow of the purchase price of the seven aircraft, less the deposit already paid by the SRCA, in the near term.

Air Medical segment earnings continue to improve due to rate increases and certain cost reductions that continue to be implemented.

The following tables present certain non-financial operational statistics for the quarters ended March 31, 2012 and 2011:

	Quarter Ended
	March 31,
	2012	2011
Flight hours:
Oil and Gas	25,714	24,253
Air Medical (1)	7,801	7,623
Technical Services	550	562

Total	34,065	32,438

Air Medical Transports (2)	4,046	4,035

Aircraft operated at period end:
Oil and Gas (3)	164	161
Air Medical (4)	90	88
Technical Services	6	6

Total (3) (4)	260	255

(1)	Flight hours include 2,113 flight hours associated with hospital-based contracts, compared to 2,127 flight hours in the prior year quarter.
(2)	Represents individual patient transports for the period.
(3)	Includes nine aircraft as of March 31, 2012 and 2011 that are customer owned.
(4)	Includes six aircraft as of March 31, 2012 and seven aircraft as of March 31, 2011, that are customer owned.

Results of Operations

Quarter Ended March 31, 2012 compared with Quarter Ended March 31, 2011

Combined Operations

Revenues – Operating revenues for the three months ended March 31, 2012 were $138.1 million, compared to $119.6 million for the three months ended March 31, 2011, an increase of $18.5 million. Oil and Gas operating revenues increased $15.5 million for the quarter ended March 31, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues. Operating revenues in the Air Medical segment increased $3.8 million primarily due to increased revenues in the independent provider programs due to improvements in the payor mix and rate increases implemented in the prior and current year.

Flight hours for the quarter ended March 31, 2012 were 34,065 compared to 32,438 for the quarter ended March 31, 2011. Oil and Gas segment’s flight hours increased 1,461 hours due to increases in medium and heavy aircraft flight hours. Air Medical segment flight hours increased 178 hours for the quarter ended March 31, 2012, due to increased flight hours in the independent provider programs. Individual patient transports in the Air Medical segment were 4,046 for the quarter ended March 31, 2012, compared to transports of 4,035 for the quarter ended March 31, 2011.

Other Income and Gains – Gains on asset dispositions were less than $0.1 million for the three months ended March 31, 2012, compared to $0.1 million for the three months ended March 31, 2011.

Direct Expenses – Direct operating expense was $118.7 million for the three months ended March 31, 2012, compared to $108.2 million for the three months ended March 31, 2011, an increase of $10.5 million. Aircraft fuel expense increased ($2.1 million) primarily due to increased per-gallon fuel costs. Aircraft rent increased ($1.3 million) due to the acquisition of four heavy aircraft in 2011 (these were funded with operating leases). Aircraft depreciation increased ($0.9 million) due to additional aircraft purchased, including those purchased off lease. We also experienced an increase in aircraft warranty costs ($2.3 million) and employee compensation expenses ($3.4 million). Other items increased, net ($0.5 million).

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $8.8 million for the three months ended March 31, 2012, compared to $9.5 million for the three months ended March 31, 2011. The $0.7 million decrease is due to decreased legal expenses. The quarter ended March 31, 2011 includes costs of $1.0 million representing diligence and other costs incurred related to a potential acquisition in which we were unsuccessful.

Interest Expense – Interest expense was $7.2 million for the three months ended March 31, 2012, compared to $7.0 million for the three months ended March 31, 2011.

Income Taxes – Income tax expense for the three months ended March 31, 2012 was $1.5 million compared to an income tax benefit of $1.8 million for the three months ended March 31, 2011. The effective tax rate was 40% for the three months ended March 31, 2012, and the three months ended March 31, 2011.

Net Earnings – Net income for the three months ended March 31, 2012 was $2.2 million compared to a net loss of $2.7 million for the three months ended March 31, 2011. Earnings before income taxes for the three months ended March 31, 2012 was $3.6 million compared to a loss before tax of $4.5 million for the same period in 2011. Earning per diluted share was $0.14 for the current quarter compared to a loss per diluted share of $0.17 for the prior year quarter. We had 15.3 million weighted average common shares outstanding during the three months ended March 31, 2012, and 15.3 million weighted average common shares outstanding during the three months ended March 31, 2011. The increase in earnings before taxes for the quarter ended March 31, 2012 is primarily due to the increased revenues and segment operating profit in the Oil and Gas and Air Medical segments.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $93.0 million for the three months ended March 31, 2012, compared to $77.5 million for the three months ended March 31, 2011, an increase of $15.5 million. Flight hours were 25,714 for the current quarter compared to 24,253 for the same quarter in the prior year. The increase in revenue is primarily due to increased medium and heavy aircraft flight hours and revenues, due to an increase in deepwater drilling activity compared to the same period in 2011 when there was no significant deepwater drilling activity due to the Deepwater Horizon incident.

The number of aircraft in the segment was 164 at March 31, 2012, compared to 161 aircraft at March 31, 2011. We have sold or disposed of three light and one medium aircraft in the Oil and Gas segment since March 31, 2011. We added twelve new aircraft to the Oil and Gas segment since March 31, 2011, consisting of three light, three medium and six heavy aircraft. Inter-segment aircraft transfers account for the remaining amount. We also purchased two heavy and one medium aircraft off lease since March 31, 2011, which does not affect the segment aircraft count.

Direct expense in our Oil and Gas segment was $80.0 million for the three months ended March 31, 2012, compared to $69.6 million for the three months ended March 31, 2011, an increase of $10.4 million. Fuel expense increased ($2.0 million) as a result of increased per-gallon fuel costs and increased flight hours. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Aircraft rent expense increased ($1.0 million) due to the acquisition of four heavy aircraft in 2011, funded with operating leases. There was an increase in aircraft depreciation ($0.9 million) due to additional aircraft added to the fleet, including those purchased off lease. Employee compensation expenses increased ($3.8 million) due to compensation rate increases and increased employees assigned to the Oil and Gas segment. Aircraft warranty costs increased ($2.2 million) due to increased flight hours. Other items increased, net ($0.5 million).

Our Oil and Gas segment profit was $12.0 million for the quarter ended March 31, 2012, compared to $7.0 million for the quarter ended March 31, 2011. Operating margins (segment profit divided by operating revenues) were 13% for the three months ended March 31, 2012, compared to 9% for the three months ended March 31, 2011. The increase in segment profit of $5.0 million was primarily due to increased revenues of $15.5 million, partially offset by increased direct expenses of $10.4 million as previously discussed. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft. The variable portion is driven by flight hours.

Air Medical – Air Medical segment revenues were $42.2 million for the three months ended March 31, 2012, compared to $38.4 million for the three months ended March 31, 2011, an increase of $3.8 million. The increase was primarily due to increased revenue of $3.0 million in the independent provider programs related to improved payor mix and also due to rate increases implemented in 2011 and 2012. Operating revenues related to hospital based contracts increased $0.8 million due to a new contract that began in the third quarter of the prior year. Total patient transports were 4,046 for the three months ended March 31, 2012, compared to 4,035 for the three months ended March 31, 2011.

Flight hours were 7,801 for the three months ended March 31, 2012, compared to 7,623 for the three months ended March 31, 2011. Since March 31, 2011, we added one medium aircraft related to a hospital contract. We also acquired one fixed wing aircraft, and sold or disposed of two fixed wing and two light aircraft. Inter-segment aircraft transfers account for the remaining amount.

Direct expense in our Air Medical segment was $37.2 million for the three months ended March 31, 2012, compared to $36.6 million for the three months ended March 31, 2011. There was an increase in aircraft fuel ($0.2 million), primarily due to increased per gallon fuel cost, increase aircraft rent ($0.2 million) and an increase in aircraft depreciation ($0.2 million). Beginning in the second quarter of 2012, there will also be a reduction in our billing and collection costs, due to the process being brought in-house as compared to it previously being performed by a third party vendor.

Selling, general and administrative expenses were $1.7 million for the three months ended March 31, 2012, compared to $0.9 million for the three months ended March 31, 2011. The $0.8 million increase is primarily due to increased employee compensation expenses, legal and audit expenses, and contract services costs.

Our Air Medical segment’s operating income was $3.3 million for the quarter ended March 31, 2012, compared to $0.8 million for the quarter ended March 31, 2011. Operating margins were 8% for the three months ended March 31, 2012, compared to 2% for the three months ended March 31, 2011.

The improvement in Air Medical operating income and margin is due to rate increases, cost reductions and closure of unprofitable bases.

Technical Services – Technical Services revenues were $3.0 million for the three months ended March 31, 2012, compared to $3.8 million for the three months ended March 31, 2011. Direct expenses in our Technical Services segment were $1.5 million for the three months ended March 31, 2012, compared to $2.0 million for the three months ended March 31, 2011. Our Technical Services segment’s operating income was $1.4 million for the three months ended March 31, 2012, compared to operating income of $1.8 million for the three months ended March 31, 2011.

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

On March 28, 2012, we amended our senior secured revolving credit facility, primarily to increase the maximum borrowing capacity from $75.0 million to $100.0 million. The amended facility is described in Note 4 to the financial statements included in this report.

We expect our existing cash and short-term investments, cash flow from operations and borrowings under our revolving credit facility will fund our cash requirements for the next twelve months.

Cash Flow

Our cash position was $1.0 million at March 31, 2012, compared to $5.1 million at December 31, 2011. Short-term investments were $100.3 million at March 31, 2012, and $100.0 million at December 31, 2011. Working capital was $222.2 million at March 31, 2012, compared to $230.6 million at December 31, 2011, a decrease of $8.4 million. The decrease in working capital is primarily attributable to an increase in accrued interest payable of $6.0 million related to our 8.625% Senior Notes issued September 23, 2010, due to the timing of the interest payment dates of the notes, April 15 and October 15, commencing April 15, 2011.

Net cash provided by operating activities was $18.1 million for the three months ended March 31, 2012, compared to $14.4 million for the same period in 2011, an increase of $3.7 million. Net earnings adjusted for non-cash items contributed $12.3 million of cash flow for the three months ended March 31, 2012, compared to $3.2 million for the same period in 2011, an increase of $9.1 million, primarily due to the increase in earnings. This increase was offset in part by an increase in accounts receivable of $4.7 million due to the increase in revenue and an increase in other assets of $6.0 million related primarily to prepaid insurances and prepaid costs for certain projects.

Net cash used in investing activities was $6.0 million for the three months ended March 31, 2012, compared to $23.7 million cash provided by investing activities for the same period in 2011. Purchases and sales of short-term investments provided a net use of cash of less than $1.0 million during the three months ended March 31, 2012 compared to net cash provided of $28.6 million in the comparable prior year period. Capital expenditures were $12.5 million for the three months ended March 31, 2012, compared to $5.4 million for the same period in 2011. Capital expenditures for 2012 included $10.4 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2011 included $4.4 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from asset dispositions were $6.9 million for the three months ended March 31, 2012, compared to less than $1.0 million for the same period in 2011.

Financing activities for the three months ended March 31, 2012 include only proceeds of and payments on the revolving credit facility. In the first quarter of 2012, we had net payments of $16.1 million, compared to net payments of $31.1 for the same period in 2011.

Long Term Debt

As of March 31, 2012, our total long-term debt was $330.0 million, consisting of our $300 million 8.625% Senior Notes due 2018 and $30.0 million outstanding on our revolving credit facility. For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.

At March 31, 2012, we had $30.0 million in borrowings under our senior secured revolving credit facility. During the quarter ended March 31, 2012, $46.0 million was the highest loan balance, with a weighted average balance of $40.7 million. During the same period for 2011, $33.4 million was the highest loan balance, with a weighted average balance of $26.4 million.

Contractual Obligations

The table below sets out our contractual obligations as of March 31, 2012 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of March 31, 2012, and expect to remain in compliance through the year ending December 31, 2012. As of March 31, 2012, we leased 24 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2012	2013	2014	2015	2016	2016
		(Thousands of dollars)
Aircraft purchase commitments (1)	$290,588	122,700	$167,888	$—	$—	$—	$—
Aircraft lease obligations	203,132	28,836	37,642	37,642	37,365	30,469	31,178
Other lease obligations	16,079	2,367	2,504	2,184	2,053	1,762	5,209
Long-term debt	329,926	—	29,926	—	—	—	300,000
Senior notes interest	175,734	25,875	25,875	25,875	25,875	25,875	46,359

	$1,015,459	$179,778	$263,835	$65,701	$65,293	$58,106	$382,746

(1)	For information about these aircraft purchase commitments, see Note 3 to the financial statements in this report.

As of March 31, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($45.0 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $30.0 million in borrowings outstanding at March 31, 2012, a 10% increase (0.425%) in the interest rate would reduce our annual pre-tax earnings approximately $0.1 million.

Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At March 31, 2012, the market value of the notes was approximately $301.5 million, based on quoted market indications.

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions. The Company holds financial instruments that are exposed to the following significant market risks: the interest rate risk associated with the Company’s investments in money market funds, U.S. Government Agencies, commercial paper, and corporate bonds and notes. See Note 8 to the financial statements in this report for details regarding our short-term investments.

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

Item 1.A.	RISK FACTORS

Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a discussion of our risk factors. Except as described below, there have been no significant changes to our risk factors.

We must obtain additional financing in order to fund our aircraft purchase and other obligations.

As of March 31, 2012, we had obligations related to aircraft purchase commitments totaling approximately $290.6 million due in 2012 and 2013, along with other significant contractual obligations as described in this report. As of March 31, 2012, we had approximately $101.3 million in cash and short-term investments and $70.1 million available under our $100.0 million revolving credit facility. We intend to seek to obtain operating leases and/or additional debt financing to fund these obligations. We have no current commitments or arrangements with respect to such financing, and no assurances can be given that such financing will be available to us on acceptable terms. Our inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Results of Annual Meeting

At PHI’s annual meeting of stockholders on May 4, 2012, for which proxies were not solicited, the board of directors that was re-nominated, as described in the Company’s Information Statement filed April 12, 2012, was re-elected in its entirety. In addition, the ratification of the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2012 was approved with 1,701,580 votes in favor, and no votes against or abstaining. Lastly, a new equity incentive plan, the PHI, Inc. Long-Term Incentive Plan (the “Plan”) was approved with 1,701,580 votes in favor, and no votes against or abstaining.

The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) will generally administer the Plan, and has the authority to grant awards under the Plan, including setting the terms of the awards. Incentives under the Plan may be granted in any one or a combination of the following forms: incentive stock options under Section 422 of the Internal Revenue Code, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards.

A total of 750,000 shares of the Company’s non-voting common stock, par value $0.10 per share (“Non-Voting Stock”), are authorized to be issued under the Plan.

The Plan is summarized in the Company’s Information Statement filed with the SEC on April 12, 2012. This brief summary of Plan terms is qualified in its entirety by the terms of the Plan, the full text of which is filed as an exhibit to this quarterly report on Form 10-Q.

Restricted Stock Unit Grants to Executive Officers

On March 2, 2012, the Compensation Committee approved, subject to shareholder approval of the Plan at the annual meeting, which approval was obtained on May 4, 2012, grants under the Plan of 99,721 performance-based restricted stock units (“RSUs”) to the Company’s executive officers. These performance-based RSUs will vest and be payable in Non-Voting Stock on March 15, 2015, based on the achievement of a targeted average Adjusted EBITDAR as a percentage of Adjusted Total Revenue (as defined in the restricted stock unit agreements) for the three-year period beginning January 1, 2012 and ending December 31, 2014, if the employee has not terminated employment with the Company or a subsidiary prior to the end of the performance period. The awards are subject to the terms of the Plan and the recipient’s respective restricted stock unit agreement, the form of which is filed as an exhibit to this quarterly report on Form 10-Q. Vesting of all of the awards is accelerated upon termination of employment due to death or disability, or if a change of control of the Company occurs. The following table sets forth information regarding grants to those executive officers identified below:

Name and Position	Number of Performance- Based RSUs
Al A. Gonsoulin	52,696
Chairman of the Board and
Chief Executive Officer
Lance F. Bospflug	31,212
President and
Chief Operating Officer
Michael J. McCann	5,752
Chief Financial Officer and
Secretary
Richard A. Rovinelli	5,363
Chief Administrative Officer and
Director of Human Resources
David F. Stepanek	4,698
Director of Corporate Business
Development

Retirement of Chief Financial Officer

On March 1, 2012, Michael J. McCann informed the Company that he intends to retire in 2012 from all positions with the Company and its subsidiaries, including as Chief Financial Officer and Secretary of the Company, upon the Company’s retention of his replacement in 2012.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed October 13, 2011).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q filed on November 7, 2011).

4.5	Fourth Amendment dated March 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank.

4.6	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.7	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10.1	PHI, Inc. Long-Term Incentive Plan, adopted by PHI, Inc.’s Board on March 2, 2012 and approved by the shareholders of PHI, Inc. on May 4, 2012.

10.2	Form of Time-Vested Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan.

10.3	Form of Performance-Based Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 9, 2012	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 9, 2012	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer