Form 10-Q
period 2012-06-30
PHI INC
filed 2012-08-06
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets:
Cash	$1,424	$5,091
Short-term investments	106,860	100,027
Accounts receivable – net
Trade	126,279	98,338
Other	2,774	958
Inventories of spare parts – net	61,966	57,243
Other current assets	57,174	15,302
Income taxes receivable	712	346

Total current assets	357,189	277,305

Other	33,510	27,071
Property and equipment – net	672,368	659,756

Total assets	$1,063,067	$964,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,144	$17,697
Accrued liabilities	75,179	29,051

Total current liabilities	115,323	46,748

Long-term debt	358,038	346,047
Deferred income taxes	91,275	85,937
Other long-term liabilities	12,807	8,063

Total liabilities	577,443	486,795

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Voting common stock – par value of $0.10: 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock – par value of $0.10: 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	291,403	291,403
Accumulated other comprehensive loss	(38)	(93)
Retained earnings	192,728	184,496

Total shareholders’ equity	485,624	477,337

Total liabilities and equity	$1,063,067	$964,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues, net	$160,554	$135,976	$298,605	$255,616
Gain on dispositions of assets, net	679	77	690	223
Other, principally interest income	57	93	363	636

	161,290	136,146	299,658	256,475

Expenses:
Direct expenses	134,092	120,443	252,790	228,649
Selling, general and administrative expenses	9,668	7,736	18,508	17,279
Interest expense	7,440	6,761	14,640	13,793

	151,200	134,940	285,938	259,721

Earnings (loss) before income taxes	10,090	1,206	13,720	(3,246)
Income tax expense (benefit)	4,036	483	5,488	(1,298)

Net earnings (loss)	$6,054	$723	$8,232	$(1,948)

Weighted average shares outstanding:
Basic	15,312	15,312	15,312	15,312
Diluted	15,550	15,474	15,486	15,312

Net earnings (loss) per share:
Basic	$0.40	$0.05	$0.54	$(0.13)
Diluted	$0.39	$0.05	$0.53	$(0.13)

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

The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net earnings (loss)	$6,054	$723	$8,232	$(1,948)
Unrealized gain on short-term investments	17	80	67	151
Changes in pension plan assets and benefit obligations	(8)	1	(12)	1

	$6,063	$804	$8,287	$(1,796)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Share- Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337

Net earnings	—	—	—	—	—	—	8,232	8,232
Unrealized gain on short-term investments	—	—	—	—	—	67	—	67
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(12)	—	(12)

Total comprehensive income net of income taxes	—	—	—	—	—	—	—	8,287

Balance at June 30, 2012	2,853	$285	12,459	$1,246	$291,403	$(38)	$192,728	$485,624

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Share- Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416

Net loss	—	—	—	—	—	—	(1,948)	(1,948)
Unrealized gain on short-term investments	—	—	—	—	—	151	—	151
Changes in pension plan assets and benefit obligations	—	—	—	—	—	1	—	1

Total comprehensive income net of income taxes	—	—	—	—	—	—	—	(1,796)

Balance at June 30, 2011	2,853	$285	12,459	$1,246	$291,403	$(10)	$177,696	$470,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities:
Net earnings (loss)	$8,232	$(1,948)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	16,782	15,316
Deferred income taxes	5,338	(1,198)
Gain on asset dispositions	(690)	(223)
Other	406	615
Changes in operating assets and liabilities	(5,186)	(6,314)

Net cash provided by operating activities	24,882	6,248

Investing activities:
Purchase of property and equipment	(32,407)	(44,378)
Proceeds from asset dispositions	8,587	2,000
Purchase of short-term investments	(102,436)	(153,812)
Proceeds from sale of short-term investments	94,842	212,993
Deposits on aircraft	(9,126)	(8,920)

Net cash (used in) provided by investing activities	(40,540)	7,883

Financing activities:
Proceeds from line of credit	66,081	19,065
Payments on line of credit	(54,090)	(33,950)

Net cash provided by (used in) financing activities	11,991	(14,885)

Decrease in cash	(3,667)	(754)
Cash, beginning of period	5,091	3,628

Cash, end of period	$1,424	$2,874

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$14,317	$15,112

Income taxes	$563	$507

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$1,300	$46,007

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

A segment’s operating profit is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that are charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of the segment’s selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general and administrative expenses that we do not allocate to the reportable segments.

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

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Our Oil and Gas operations generated approximately 65% and 66% of our total operating revenue for the quarters ended June 30, 2012 and 2011, respectively, and approximately 66% of our total operating revenue for the six months ended June 30, 2012 and 2011.

Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.

We provide air medical transportation services for hospitals and emergency service agencies in 18 states using approximately 93 aircraft at 67 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended June 30, 2012 and 2011, approximately 34% and 33% of our total operating revenues were generated by our Air Medical operations, respectively. For the six months ended June 30, 2012 and 2011, approximately 32% of our total operating revenues were generated by our Air Medical operations.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $61.6 million and $40.0 million as of June 30, 2012 and June 30, 2011, respectively. The allowance for uncompensated care was $35.3 million and $34.4 million as of June 30, 2012 and June 30, 2011, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Gross billings	100%	100%	100%	100%
Provision for contractual discounts	60%	55%	59%	55%
Provision for uncompensated care	5%	9%	7%	9%

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Medicaid, Medicare, Insurance, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Medicaid	16%	16%	15%	15%
Medicare	22%	22%	24%	24%
Insurance	61%	61%	60%	60%
Self-Pay	1%	1%	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 18%

and 19% of the segment’s revenues for the quarters ended June 30, 2012 and 2011, respectively, and approximately 19% and 20% of the segment’s revenues for the six months ended June 30, 2012 and 2011, respectively.

Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We currently operate six aircraft for the National Science Foundation in Antarctica under this segment.

Approximately 1% of our total operating revenues for the quarter ended June 30, 2012 and June 30, 2011 were generated by our Technical Services operations. Approximately 2% of our total operating revenues for the six months ended June, 30, 2012 and June 30, 2011 were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2012 and 2011 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$104,421	$90,200	$197,373	$167,681
Air Medical	54,399	44,214	96,553	82,596
Technical Services	1,734	1,562	4,679	5,340

Total operating revenues	160,554	135,976	298,605	255,616

Segment direct expenses (1)
Oil and Gas	89,252	79,779	169,266	149,377
Air Medical	42,847	38,793	80,003	75,420
Technical Services	1,989	1,871	3,521	3,852

Total direct expenses	134,088	120,443	252,790	228,649

Segment selling, general and administrative expenses
Oil and Gas	911	883	1,808	1,764
Air Medical	1,720	856	3,375	1,788
Technical Services	—	6	1	19

Total selling, general and administrative expenses	2,631	1,745	5,184	3,571

Total direct and selling, general and administrative expenses	136,719	122,188	257,974	232,221

Net segment profit (loss)
Oil and Gas	14,258	9,538	26,299	16,539
Air Medical	9,832	4,565	13,175	5,388
Technical Services	(255)	(315)	1,157	1,469

Total	23,835	13,788	40,631	23,396

Other, net (2)	736	170	1,053	859
Unallocated selling, general and administrative costs (1)	(7,041)	(5,991)	(13,324)	(13,708)
Interest expense	(7,440)	6,761	(14,640)	(13,793)

Earnings (loss) before income taxes	$10,090	$1,206	$13,720	$(3,246)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Oil and Gas	$5,738	$5,385	$11,528	$10,325
Air Medical	2,354	2,132	4,665	4,259
Technical Services	22	(1)	45	96

Total	$8,114	$7,516	$16,238	$14,680

Unallocated SG&A	$266	$303	$545	$636

(2)	Consists of gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies

Commitments – In 2010, we executed a contract to acquire ten new medium aircraft related to a new contract with a major customer. Two of these aircraft were delivered in 2010, three in 2011, and one in the second quarter of 2012. The remaining four are scheduled for delivery in late 2012, with an aggregate acquisition cost of approximately $49.4 million. We traded in two aircraft in exchange for a credit towards these acquisition costs, of which a credit of $8.2 million remained as of June 30, 2012. The credit for the two aircraft traded is recorded in Other Assets (long-term assets).

During the second quarter of 2011, we entered into a contract to acquire six new heavy transport aircraft for an aggregate purchase price of approximately $148.0 million. In 2011, we took delivery of four aircraft and in March 2012 the remaining two aircraft were delivered. All aircraft were funded with operating leases with commercial banks.

In the third quarter of 2011, we entered into a contract to acquire ten light aircraft, of which four have been delivered. There are three aircraft to be delivered in 2012, at a total cost of $7.6 million, and three to be delivered in 2013, at a total cost of $7.6 million.

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

At June 30, 2012, total aircraft deposits included in Other Assets was $29.2 million. At December 31, 2011, total aircraft deposits was $18.0 million. This amount represents deposits for the medium and heavy transport aircraft contracts.

As of June 30, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($45.0 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

In April 2012, our subsidiary PHI Air Medical, L.L.C. entered into a three-year contract with the Saudi Red Crescent Authority (“SRCA”) to provide helicopter emergency medical services in the Kingdom of Saudi Arabia, subject to our receipt of the escrow payment described below. The contract calls for us to place eight medium aircraft in service during 2012. In connection with the contract, we have entered into an aircraft purchase agreement, pursuant to which we would purchase and then sell seven new aircraft to SRCA’s lessor that will lease them to SRCA, after we complete and configure the aircraft for use in emergency medical services. Funds for the purchase of the aircraft have been deposited into an escrow account by the company that will lease the aircraft to SRCA.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of June 30, 2012 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan (RECAP) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources (“DNR”) approvals were received and the project began on May 16, 2011. Initial work took three weeks. Groundwater sampling that was performed during December, 2011, March, 2012, and June, 2012 is under evaluation to determine the effectiveness of remediation performed to date and whether additional remediation will be necessary. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On June 23, 2011, the court granted the defendants’ motion for summary judgment, entered final judgment in favor of the defendants, and dismissed all of the plaintiff’s claims. On July 22, 2011, the plaintiff filed a notice of appeal with the U.S. Court of Appeals, Third Circuit, and on July 27, 2012, that court affirmed the district court’s grant of summary judgment, dismissing the case.

As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended, including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time the pilots commenced a strike in September 2006 and immediately prior to that strike the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appealed the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. By orders dated September 12, 2011, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims brought against PHI by the OPEIU and the individual pilots, whether under the RLA or Louisiana law. That Court also remanded the Return-to-Work case to the district court for the sole purpose of calculating court costs payable to PHI. The OPEIU and individual pilots did not seek rehearing of the Fifth Circuit’s judgment or review by the United States Supreme Court. Accordingly, all claims brought against PHI in these consolidated cases have now been conclusively resolved in PHI’s favor. Subsequently, the Court denied PHI’s motion to recover costs from the Unions in the approximate amount of $20,000. Because PHI chose not to appeal that decision, these consolidated cases are now concluded.

On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court further administratively stayed this case pending the appellate court’s decision in the consolidated cases described above, which cases have now been resolved by the September 12, 2011 judgments of the Fifth Circuit Court of Appeals. At the district court’s direction, the parties filed memoranda on January 27, 2012, presenting argument on the question of the extent, if any, to which these claims survive the Fifth Circuit’s resolution of the issues litigated in the consolidated cases, above. PHI argued that these claims do not survive. By Order dated April 26, 2012, the Court invited PHI to file a motion to dismiss the Union’s claims. PHI filed such a motion on May 11, 2012, and we expect a decision on that motion during the month of August 2012. Even if that motion is denied and the case proceeds into discovery, management does not expect the outcome of this litigation to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

At June 30, 2012, we had approximately $219.2 million in aggregate commitments under operating leases of which approximately $26.5 million is payable through December 31, 2012. The total lease commitments include $200.9 million for aircraft and $18.3 million for facility lease commitments.

As of June 30, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($45.0 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

4. Long-term Debt

As of June 30, 2012, our total long-term indebtedness was $358.0 million, consisting of $300 million of our 8.625% Senior Notes due 2018 (the “8.625% Senior Notes”) and $58.0 million borrowed under our senior secured revolving credit facility.

On March 28, 2012, we amended our senior secured revolving credit facility to increase the maximum borrowing available from $75.0 million to $100.0 million. The facility is due September 1, 2013 and bears interest at the prime rate plus 100 basis points, or one-month LIBOR plus three percent, at our option. The facility contains a borrowing base of 80% of eligible receivables and 50% of the value of parts located in the United States, of PHI, Inc. and our subsidiaries (not to exceed $100.0 million). As of June 30, 2012, pursuant to the borrowing base calculation, the maximum amount available for borrowing under the facility was $100.0 million. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. The facility contains a sublimit of $20 million for the issuance of stand-by letters of credit, and no letters of credit were outstanding under the facility as of June 30, 2012 or December 31, 2011.

As of June 30, 2012, we had $58.0 million in borrowings under the facility, and as of December 31, 2011 we had $46.0 million in borrowings under the facility. During the quarters ended June 30, 2012 and 2011, the weighted average effective interest rate on amounts borrowed under the facility was 4.25%. We reviewed interest expense for the quarters and six months ended June 30, 2012 and 2011 that could be capitalized for certain projects and any such amounts were immaterial.

All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our and our subsidiaries’ accounts, including eligible receivables, and inventory located in the United States, including parts, and are guaranteed by certain of our domestic subsidiaries.

The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, consolidated net worth, and a fixed charge coverage ratio, and other covenants including restrictions on additional debt, liens, and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of June 30, 2012, we were in compliance with all of the covenants under the revolving credit facility.

We maintain a separate letter of credit facility with a financial institution not party to our revolving credit facility that had $5.5 million outstanding at June 30, 2012, to support our workmen’s compensation program. We also have a letter of credit outstanding for $9.2 million supporting performance of our contractual obligation to the Saudi Red Crescent Authority (“SRCA”) described in Note 3.

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

The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets, and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt, and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on contributions from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us to purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of June 30, 2012.

Because our 8.625% Senior Notes bear interest at a fixed rate, changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At June 30, 2012, the fair market value of our 8.625% Senior Notes was $297.8 million, based on quoted market indications.

Mr. Al A. Gonsoulin, our Chairman and CEO, and the Matzke Family Trust, of which Richard Matzke, one of our directors, is trustee, purchased $2.0 million and $1.0 million of the 8.625% Senior Notes, respectively.

Cash paid for interest was $13.4 million for the quarter ended June 30, 2012 and $14.9 million for the quarter ended June 30, 2011.

5. Valuation Accounts

We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at June 30, 2012 and December 31, 2011.

Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $61.6 million and $39.6 million as of June 30, 2012 and December 31, 2011, respectively. The allowance for uncompensated care was $35.3 million and $37.7 million as of June 30, 2012 and December 31, 2011, respectively.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	June 30, 2012	December 31, 2011

Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	44%	36%
Allowance for Uncompensated Care	25%	34%

We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $12.5 million and $12.3 million at June 30, 2012 and December 31, 2011, respectively.

6. Employee Compensation

Employee Incentive Compensation – Pursuant to our incentive compensation plans, we did not accrue incentive compensation expense for the quarter and six months ended June 30, 2011, as certain thresholds were not met. For the quarter and six months ended June 30, 2012, we accrued $1.5 million and $1.9 million, respectively.

We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.2 million and $0.4 million for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2011, we expensed $0.2 million and $0.3 million, respectively.

On March 2, 2012, the Compensation Committee of the Company’s Board of Directors recommended the PHI, Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”) under which equity-based awards may be granted to eligible participants including the Company’s executive officers. The Company’s Board of Directors adopted and the shareholders approved the plan at the Company’s 2012 Annual Meeting of Shareholders held May 4, 2012. An aggregate of 750,000 shares of the Company’s non-voting common stock were approved for issuance under the Long-Term Incentive Plan. Further, subject to shareholder approval of the Long-Term Incentive Plan, which was obtained on May 4, 2012, the Compensation Committee awarded a total of 23,236 time-vest and 145,572 performance-based restricted stock units to employees, of which 99,721 performance-based restricted stock units were awarded to the Company’s executive officers. The time-vest restricted stock units will vest and be payable in non-voting common stock on March 2, 2015 if the recipient continues to be employed on that date. The performance-based restricted stock units will vest and be payable in non-voting common stock after a three-year period, subject to achievement of performance criteria. Vesting of all awards will be accelerated upon termination of employment due to death or disability, or if a change of control of the Company occurs. Total expected expense to be recorded for the year for this award is $0.9 million.

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2012
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$45,507	$45,507	$—
Commercial Paper	6,978	—	6,978
Corporate bonds and notes	54,375	—	54,375

	106,860	45,507	61,353

Investments in other assets	2,768	2,768	—

Total	$109,628	$48,275	$61,353

		December 31, 2011
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$47,140	$—
Commercial Paper	15,678	—	15,678
Corporate bonds and notes	37,209	—	37,209

	100,027	47,140	52,887

Investments in other assets	2,807	2,807	—

Total	$102,834	$49,947	$52,887

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

Cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility all had fair values approximating their carrying amounts at June 30, 2012 and December 31, 2011. Our determination of the estimated fair value of our senior notes is derived from quoted market indications (Level 1 inputs as defined in the accounting guidance). Our determination of the estimated fair value of our revolving credit facility is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debts.

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

Investments consisted of the following as of June 30, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$45,507	$—	$—	$45,507
Commercial Paper	6,990	—	(12)	6,978
Corporate bonds and notes	54,373	21	(19)	54,375

Subtotal	106,870	21	(31)	106,860

Investments in other assets	2,768	—	—	2,768

Total	$109,638	$21	$(31)	$109,628

Investments consisted of the following as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$—	$—	$47,140
Commercial Paper	15,690	—	(12)	15,678
Corporate bonds and notes	37,299	26	(116)	37,209

Subtotal	100,129	26	(128)	100,027

Investments in other assets	2,807	—	—	2,807

Total	$102,936	$26	$(128)	$102,834

The following table presents the cost and fair value of our debt investments based on maturities as of June 30, 2012.

	Amortized Cost	Fair Value
	(Thousands of dollars)
Due in one year or less	$60,338	$60,327
Due within two years	1,024	1,026

Total	$61,362	$61,353

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2011.

	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$49,667	$49,569
Due within two years	3,322	3,318

Total	$52,989	$52,887

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of June 30, 2012.

	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.247	177
Corporate bonds and notes	4.227	173

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31, 2011.

	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.191	116
Corporate bonds and notes	4.921	228

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of June 30, 2012.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$6,979	$(12)
Corporate bonds and notes	32,686	(19)

	$39,665	$(31)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2011.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$15,678	$(12)
Corporate bonds and notes	17,226	(48)

	$32,904	$(60)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2012.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$5,125	$(0.40)

	$5,125	$(0.40)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2011.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$5,172	$(68)

	$5,172	$(68)

We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2012 and December 31, 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the quarter and six months ended June 30, 2012.

9. Shareholders’ Equity

We had weighted average common shares (voting and non-voting) outstanding for the quarters ended June 30, 2012 and June 30, 2011 of 15.3 million.

Accumulated other comprehensive loss is included in the shareholder’s equity section of the condensed consolidated balance sheets of the Company. Accumulated other comprehensive loss in the condensed consolidated balance sheets included the following components:

	June 30, 2012	December 31, 2011

Unrealized gain (loss) on short-term investments	$6	$(61)
Changes in pension plan assets and benefit obligations	(44)	(32)

	$(38)	$(93)

10. Condensed Consolidating Financial Information

PHI, Inc. issued $300 million 8.625% Senior Notes in September 2010 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the guarantor subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within these financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	June 30, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$52	$1,372	$—	$1,424
Short-term investments	106,860	—	—	106,860
Accounts receivable – net	75,789	53,264	—	129,053
Intercompany receivable	82,071	—	(82,071)	—
Inventories of spare parts – net	61,821	145	—	61,966
Other current assets	18,803	38,371	—	57,174
Income taxes receivable	712	—	—	712

Total current assets	346,108	93,152	(82,071)	357,189

Investment in subsidiaries and other	87,904	—	(87,904)	—
Other assets	30,668	2,842	—	33,510
Property and equipment – net	480,883	191,485	—	672,368

Total assets	$945,563	$287,479	$(169,975)	$1,063,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,121	$6,023	$—	$40,144
Accrued liabilities	23,350	15,829	—	75,179
Intercompany payable	—	82,071	(82,071)	—

Total current liabilities	57,471	139,923	(82,071)	115,323

Long-term debt	358,038	—	—	358,038
Deferred income taxes and other long-term liabilities	44,430	59,653	—	104,082
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(38)	—	—	(38)
Retained earnings	192,728	85,230	(85,230)	192,728

Total shareholders’ equity	485,624	87,904	(87,904)	485,624

Total liabilities and shareholders’ equity	$945,563	$287,479	$(169,975)	$1,063,067

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$102,270	$58,284	$—	$160,554
Management fees	2,331	—	(2,331)	—
Gain on dispositions of assets, net	679	—	—	679
Other, principally interest income	57	—	—	57

	105,337	58,284	(2,331)	161,290

Expenses:
Direct expenses	88,555	45,537	—	134,092
Management fees	—	2,331	(2,331)	—
Selling, general, and administrative expenses	7,857	1,811		9,668
Equity in net income of consolidated subsidiaries	(5,156)	—	5,156	—
Interest expense	7,428	12	—	7,440

	98,684	49,691	2,825	151,200

Earnings before income taxes	6,653	8,593	(5,156)	10,090
Income tax expense	599	3,437	—	4,036

Net earnings	$6,054	$5,156	$(5,156)	$6,054

	For the quarter ended June 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$120,033	$15,943	$—	$135,976
Management fees	637	—	(637)	—
Gain on dispositions of assets, net	77	—	—	77
Other, principally interest income	93	—	—	93

	120,840	15,943	(637)	136,146

Expenses:
Direct expenses	108,180	12,263	—	120,443
Management fees	—	637	(637)	—
Selling, general, and administrative expenses	7,479	257	—	7,736
Equity in net income of consolidated subsidiaries	(1,670)	—	1,670	—
Interest expense	6,761	—	—	6,761

	120,750	13,157	1,033	134,940

Earnings before income taxes	90	2,786	(1,670)	1,206
Income tax (benefit) expense	(633)	1,116	—	483

Net earnings	$723	$1,670	$(1,670)	$723

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$194,368	$104,237	$—	$298,605
Management fees	4,169	—	(4,169)	—
Gain on dispositions of assets, net	690	—	—	690
Other, principally interest income	363	—	—	363

	199,590	104,237`	(4,169)	299,658

Expenses:
Direct expenses	167,815	84,975	—	252,790
Management fees	—	4,169	(4,169)	—
Selling, general and administrative Expenses	14,947	3,561	—	18,508
Equity in net income of consolidated subsidiaries	(6,912)	—	6,912	—
Interest expense	14,628	12	—	14,640

	190,478	92,717	2,743	285,938

Earnings before income taxes	9,112	11,520	(6,912)	13,720
Income tax expense	880	4,608	—	5,488

Net earnings	$8,232	$6,912	$(6,912)	$8,232

	For the six months ended June 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$224,434	$31,182	$—	$255,616
Management fees	1,247	—	(1,247)	—
Gain on dispositions of assets, net	223	—	—	223
Other, principally interest income	636	—	—	636

	226,540	31,182	(1,247)	256,475

Expenses:
Direct expenses	205,103	23,546	—	228,649
Management fees	—	1,247	(1,247)	—
Selling, general and administrative expenses	16,730	549	—	17,279
Equity in net income of consolidated subsidiaries	(3,503)	—	3,503	—
Interest expense	13,793	—	—	13,793

	232,123	25,342	2,256	259,721

(Loss) earnings before income taxes	(5,583)	5,840	(3,503)	(3,246)
Income tax (benefit) expense	(3,635)	2,337	—	(1,298)

Net (loss) earnings	$(1,948)	$3,503	$(3,503)	$(1,948)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net earnings	$6,054	$5,156	$(5,156)	$6,054

Unrealized gain on short-term investments	17	—	—	17

Changes in pension plan assets and benefit obligations	(8)	—	—	(8)

	$6,063	$5,156	$(5,156)	6,063

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net earnings	$723	$1,670	$(1,670)	$723

Unrealized gain on short-term investments	80	—	—	80

Changes in pension plan assets and benefit obligations	1	—	—	1

	$804	$1,670	$(1,670)	$804

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net earnings	$8,232	$6,912	$(6,912)	$8,232

Unrealized gain on short-term investments	67	—	—	67

Changes in pension plan assets and benefit obligations	(12)	—	—	(12)

	$8,287	$6,912	$(6,912)	8,287

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net (loss) earnings	$(1,948)	$3,503	$(3,503)	$(1,948)

Unrealized gain on short-term investments	151	—	—	151

Changes in pension plan assets and benefit obligations	(1)	—	—	(1)

	$(1,796)	$3,503	$(3,503)	(1,796)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$24,288	$594	$—	$24,882

Investing activities:
Purchase of property and equipment	(32,407)	—	—	(32,407)
Purchase of short-term investments	(102,436)	—	—	(102,436)
Proceeds from asset dispositions	8,587	—	—	8,587
Proceeds from sale of short-term Investments	94,842	—	—	94,842
Deposits on aircraft	(9,126)	—	—	(9,126)

Net cash used in investing activities	(40,540)	—	—	(40,540)

Financing activities:
Payments on line of credit, net	11,991	—	—	11,991

Net cash used in financing activities	11,991	—	—	11,991

Increase in cash	(4,261)	594	—	(3,667)
Cash, beginning of period	4,313	778	—	5,091

Cash, end of period	$52	$1,372	$—	$1,424

	For the six months ended June 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$6,002	$246	$—	$6,248

Investing activities:
Purchase of property and equipment	(44,378)	—	—	(44,378)
Purchase of short-term investments	(153,812)	—	—	(153,812)
Proceeds from asset dispositions	2,000	—	—	2,000
Proceeds from sale of short-term Investments	212,993	—	—	212,993
Deposits on aircraft	(8,920)	—	—	(8,920)

Net cash used in investing activities	7,883	—	—	7,883

Financing activities:
Payments on line of credit, net	(14,885)	—	—	(14,885)

Net cash used in financing activities	(14,885)	—	—	(14,885)

(Decrease) increase in cash	(1,000)	246	—	(754)
Cash, beginning of period	2,957	671	—	3,628

Cash, end of period	$1,957	$917	$—	$2,874

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of assumptions about future events and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on the demand for our services as a result of the Macondo incident, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2011 and in Part II Item 1.A. of our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Operating revenues for the three months ended June 30, 2012 were $160.6 million, compared to $136.0 million for the three months ended June 30, 2011, an increase of $24.6 million. Oil and Gas segment operating revenues increased $14.2 million for the quarter ended June 30, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues resulting mainly from the continuing improvement in deepwater drilling activity since the Macondo incident in 2010. Operating revenues in the Air Medical segment increased $10.2 million primarily due to an increase in revenues in the independent provider programs of $8.8 million. This increase was due to increased patient transports, improvement in the payor mix, and also due to rate increases implemented in the prior and current years. Operating revenues related to hospital based contracts increased $1.3 million due to a new contract that began in the third quarter of 2011.

Flight hours for the quarter ended June 30, 2012 were 40,180 compared to 38,734 for the quarter ended June 30, 2011. Oil and Gas segment flight hours increased 836 hours due to increases in medium and heavy aircraft flight hours related to improvements in deepwater drilling activity subsequent to the Macondo incident. Air Medical segment flight hours increased 610 hours for the quarter ended June 30, 2012. Individual patient transports in the Air Medical segment were 4,922 for the quarter ended June 30, 2012, compared to transports of 4,525 for the quarter ended June 30, 2011.

Net Oil and Gas segment profit was $14.3 million for the quarter ended June 30, 2012, compared to $9.5 million for the quarter ended June 30, 2011. The increase of $4.8 million was primarily due to increased revenues of $14.2 million, primarily in medium and heavy aircraft revenue, partially offset by an increase in direct expense of $9.5 million, discussed further in the Segment Discussion below.

Net segment profit for the Air Medical segment was $9.8 million for the quarter ended June 30, 2012, compared to $4.6 million for the quarter ended June 30, 2011. The increase in segment profit in the Air Medical segment was primarily due to increased revenues, as discussed above and in the Segment Discussion below.

Net earnings for the quarter ended June 30, 2012 was $6.1 million, or $0.38 per diluted share, compared to net earnings of $0.7 million for the quarter ended June 30, 2011, or $0.05 per diluted share. Pre-tax earnings were $10.1 million for the quarter ended June 30, 2012, compared to pre-tax earnings of $1.2 million for the same period in 2011.

Year to date operating revenues for June 30, 2012 were $298.6 million, compared to $255.6 million for the six months ended June 30, 2011, an increase of $43.0 million. Oil and Gas operating revenues increased $29.7 million for the six months ended June 30, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues, resulting mainly from the continuing improvement in deepwater drilling activity since the Macondo incident in 2010. Operating revenues in the Air Medical segment increased $14.0 million primarily due to increased revenues in the independent provider programs, primarily due to increased patient transports, improvement in the payor mix, and rate increases implemented in the prior and current years.

Flight hours for the six months ended June 30, 2012 were 74,245 compared to 71,172 for the six months ended June 30, 2011. Oil and Gas segment’s flight hours increased 2,297 hours due to an increase in medium and heavy aircraft flight hours. Air Medical segment flight hours increased 788 hours for the six months ended June 30, 2012. Individual patient transports in the Air Medical segment were 8,968 for the six months ended June 30, 2012, compared to transports of 8,560 for the six months ended June 30, 2011, an increase of 408 transports.

Net Oil and Gas segment profit was $26.3 million for the six months ended June 30, 2012, compared to $16.5 million for the six months ended June 30, 2011. The increase of $9.8 million was primarily due to increased revenues of $29.7, primarily in medium and heavy aircraft revenue, partially offset by an increase in direct expense of $19.9 million, discussed further in the Segment Discussion.

Net segment profit for the Air Medical segment was $13.2 million for the six months ended June 30, 2012, compared to $5.4 million for the six months ended June 30, 2011. The increase in segment profit in the Air Medical segment was primarily due to the increased revenues in the independent provider programs.

Net earnings for the six months ended June 30, 2012 was $8.2 million, or $0.53 per diluted share, compared to net loss of $1.9 million for the six months ended June 30, 2011, or $0.13 per diluted share. Pre-tax earnings were $13.7 million for the six months ended June 30, 2012, compared to pre-tax loss of $3.2 million for the same period in 2011.

Our Oil and Gas segment continues to improve with additional deepwater drilling activity by our customers, with such activity projected to exceed pre-Macondo levels in the next 18 months and require us to provide additional medium and heavy aircraft.

Also, in our Air Medical segment, we have recently commenced the startup of several projects, including the project below, which collectively we believe will have a favorable effect on net segment profit particularly in 2013 and 2014.

In April 2012, our subsidiary PHI Air Medical, L.L.C. entered into a three-year contract with the Saudi Red Crescent Authority (“SRCA”) to provide helicopter emergency medical services in the Kingdom of Saudi Arabia. The contract calls for us to place eight medium aircraft in service during 2012, along with support staff, and to operate and maintain the aircraft for the contract term. In connection with the contract, we have entered into an aircraft purchase agreement, pursuant to which we would purchase and then sell seven new aircraft to the company that will lease them to the SRCA, after we complete and configure the aircraft for use in emergency medical services. Funds for the purchase of the aircraft have been deposited into an escrow account by the company that will lease the aircraft to SRCA. As of August 1, 2012, all seven of the new aircraft have been delivered by the manufacturer to PHI. The contract envisions a transition of the program over time to qualified Saudi personnel, and pursuant to the contract we will provide training services to SRCA’s qualified pilots, technicians, paramedics and communications specialists. The SRCA project is expected to commence flight operations in September 2012, with two aircraft in service at that time.

Operating Statistics

The following tables present certain non-financial operational statistics for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Flight hours:
Oil and Gas	30,833	29,997	56,547	54,250
Air Medical (1)	9,347	8,737	17,148	16,360
Technical Services	—	—	550	562

Total	40,180	38,734	74,245	71,172

Air Medical Transports (2)	4,922	4,525	8,968	8,560

	June 30,
	2012	2011
Aircraft operated at period end:
Oil and Gas (3)	164	164
Air Medical (4)	93	88
Technical Services	6	5

Total (3) (4)	263	257

(1)	Flight hours include 2,685 flight hours associated with hospital-based contracts, compared to 2,560 flight hours in the prior year quarter, and 4,798 flight hours year-to-date, compared to 4,686 in the prior year-to-date.
(2)	Represents individual patient transports for the period.
(3)	Includes nine aircraft as of June 30, 2012 and 2011 that are customer owned.
(4)	Includes six aircraft as of June 30, 2012 and seven aircraft as of June 30, 2011 that are customer owned.

Results of Operations

Quarter Ended June 30, 2012 compared with Quarter Ended June 30, 2011

Combined Operations

Revenues – Operating revenues for the three months ended June 30, 2012 were $160.6 million, compared to $136.0 million for the three months ended June 30, 2011, an increase of $24.6 million. Oil and Gas operating revenues increased $14.2 million for the quarter ended June 30, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues. Operating revenues in the Air Medical segment increased $10.2 million primarily due to increased revenues in the independent provider programs due to improvements in the payor mix, rate increases implemented in the prior and current years, and increased patient transports.

Flight hours for the quarter ended June 30, 2012 were 40,180 compared to 38,734 for the quarter ended June 30, 2011. Oil and Gas segment’s flight hours increased 836 hours due to increases in medium and heavy aircraft flight hours. Air Medical segment flight hours increased 610 hours for the quarter ended June 30, 2012, due to increased flight hours in the independent provider programs. Individual patient transports in the Air Medical segment were 4,922 for the quarter ended June 30, 2012, compared to transports of 4,525 for the quarter ended June 30, 2011.

Other Income and Gains – Gains on asset dispositions were $0.7 million for the three months ended June 30, 2012, compared to $0.1 million for the three months ended June 30, 2011.

Direct Expenses – Direct operating expense was $134.1 million for the three months ended June 30, 2012, compared to $120.4 million for the three months ended June 30, 2011, an increase of $13.7 million. Aircraft rent increased ($3.2 million) due to the acquisition of four heavy aircraft in 2011 and two heavy aircraft in 2012 funded with operating leases. We also experienced increases in aircraft warranty costs ($1.7 million), employee compensation expenses ($9.5 million), and component repair costs ($1.6 million). Aircraft parts usage decreased ($2.8 million) due to a decrease in parts usage for light aircraft. Other items increased, net ($0.5 million).

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $9.7 million for the three months ended June 30, 2012, compared to $7.7 million for the three months ended June 30, 2011. The $2.0 million increase is due to increased legal and audit expenses ($0.5 million), increased employee compensation expenses ($0.9 million), increased contract services ($0.1 million), increased travel costs ($0.1 million), and other items, net ($0.4 million).

Interest Expense – Interest expense was $7.4 million for the three months ended June 30, 2012, compared to $6.8 million for the three months ended June 30, 2011. The increase is due to the increased balance on the revolving credit facility.

Income Taxes – Income tax expense for the three months ended June 30, 2012 was $4.0 million compared to $0.5 million for the three months ended June 30, 2011. The effective tax rate was 40% for the three months ended June 30, 2012, and the three months ended June 30, 2011.

Net Earnings – Net income for the three months ended June 30, 2012 was $6.1 million compared to net income of $0.7 million for the three months ended June 30, 2011. Earnings before income taxes for the three months ended June 30, 2012 was $10.1 million compared to earnings before tax of $1.2 million for the same period in 2011. Earnings per diluted share was $0.38 for the current quarter compared to earnings per diluted share of $0.05 for the prior year quarter. We had 15.3 million weighted average common shares outstanding during the three months ended June 30, 2012 and 2011. The increase in earnings before taxes for the quarter ended June 30, 2012 is primarily due to increased revenues and segment operating profit in the Oil and Gas and Air Medical segments.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $104.4 million for the three months ended June 30, 2012, compared to $90.2 million for the three months ended June 30, 2011, an increase of $14.2 million. Flight hours were 30,833 for the current quarter compared to 29,997 for the same quarter in the prior year. The increase in revenue is primarily due to increased medium and heavy aircraft flight hours and revenues, due to an increase in deepwater drilling activity compared to the same period in 2011 when there was no significant deepwater drilling activity due to the Deepwater Horizon incident.

The number of aircraft in the segment was 164 at June 30, 2012 and June 30, 2011. We have sold or disposed of three light and one medium aircraft in the Oil and Gas segment since June 30, 2011. We added eleven new aircraft to the Oil and Gas segment since June 30, 2011, consisting of four light, three medium and four heavy aircraft. Inter-segment aircraft transfers account for the remaining amount.

Direct expense in our Oil and Gas segment was $89.3 million for the three months ended June 30, 2012, compared to $79.8 million for the three months ended June 30, 2011, an increase of $9.5 million. Aircraft rent expense increased ($2.5 million) due to the acquisition of four heavy aircraft in 2011 and two heavy aircraft in 2012, funded with operating leases. Employee compensation expenses increased ($7.5 million) due to compensation rate increases and an increase in the number of employees in the Oil and Gas segment. Aircraft warranty costs increased ($2.2 million) due to increased flight hours. Component repair costs increased ($1.0 million) and aircraft parts usage decreased ($3.2 million). Other items decreased, net ($0.5 million).

Our Oil and Gas segment profit was $14.3 million for the quarter ended June 30, 2012, compared to $9.5 million for the quarter ended June 30, 2011. Operating margins (segment profit divided by operating revenues) were 14% for the three months ended June 30, 2012, compared to 11% for the three months ended June 30, 2011. The increase in segment profit of $4.8 million was primarily due to increased revenues of $14.2 million, partially offset by increased direct expenses of $9.5 million as previously discussed. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed, and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.

Air Medical – Air Medical segment revenues were $54.4 million for the three months ended June 30, 2012, compared to $44.2 million for the three months ended June 30, 2011, an increase of $10.2 million. The increase was primarily due to increased revenue of $8.8 million in the independent provider programs related to improved payor mix, rate increases implemented in 2011 and 2012, and increased patient transports. Operating revenues related to hospital based contracts increased $1.3 million due to a new contract that began in the third quarter of 2011. Total patient transports were 4,922 for the three months ended June 30, 2012, compared to 4,525 for the three months ended June 30, 2011.

Flight hours were 9,347 for the three months ended June 30, 2012, compared to 8,737 for the three months ended June 30, 2011. The number of aircraft in the segment was 93 at June 30, 2012 and 88 at June 30, 2011. Since June 30, 2011, we added one medium aircraft related to a hospital contract. We also acquired one fixed wing aircraft, and sold or disposed of two fixed wing and two light aircraft. Inter-segment aircraft transfers account for the remaining amount.

Direct expense in our Air Medical segment was $42.8 million for the three months ended June 30, 2012, compared to $38.8 million for the three months ended June 30, 2011. There was an increase in employee compensation expense ($1.9 million) due to additional employees and rate increases. There was also increases in aircraft rent ($0.7 million) and aircraft depreciation ($0.2 million) due to additional aircraft added to the fleet. Aircraft warranty costs increased ($0.1 million) and component repair costs increased ($0.7 million). Other items increased, net ($0.4 million).

Selling, general and administrative expenses were $1.7 million for the three months ended June 30, 2012, compared to $0.9 million for the three months ended June 30, 2011. The $0.8 million increase is primarily due to increased employee compensation expenses, legal and audit expenses, and contract services costs.

Our Air Medical segment’s profit was $9.8 million for the quarter ended June 30, 2012, compared to $4.6 million for the quarter ended June 30, 2011. Operating margins were 18% for the three months ended June 30, 2012, compared to 10% for the three months ended June 30, 2011. The improvement in segment operating income was primarily due to an increase in transports, increase in rates in 2011 and 2012, closure of unprofitable bases, and cost reductions.

Technical Services – Technical Services revenues were $1.7 million for the three months ended June 30, 2012, compared to $1.6 million for the three months ended June 30, 2011. Direct expenses in our Technical Services segment were $2.0 million for the three months ended June 30, 2012, compared to $1.9 million for the three months ended June 30, 2011. Our Technical Services segment’s operating loss was $0.3 million for the three months ended June 30, 2012 and the three months ended June 30, 2011.

Six Months Ended June 30, 2012 compared with Six Months Ended June 30, 2011

Combined Operations

Revenues – Operating revenues for the six months ended June 30, 2012 were $298.6 million, compared to $255.6 million for the six months ended June 30, 2011, an increase of $43.0 million. Oil and Gas operating revenues increased $29.7 million for the six months ended June 30, 2012, related primarily to increased medium and heavy aircraft revenue due to increased flight hours due to the continuing improvement in deepwater drilling activity since the Macondo incident in 2010. Operating revenues in the Air Medical segment increased $14.0 million primarily due to increased revenues in the independent provider programs due to increased patient transports, improved payor mix and rate increases.

Flight hours for the six months ended June 30, 2012 were 74,245 compared to 71,172 for the six months ended June 30, 2011. Oil and Gas segment’s flight hours increased 2,297 hours due to an increase in deepwater drilling activity in the Gulf of Mexico. Air Medical segment flight hours increased 788 hours for the six months ended June 30, 2012, primarily due to increased flight hours in the independent provider programs. Transports in the independent provider programs were 8,968 for the six months ended June 30, 2012, compared to 8,560 transports for the six months ended June 30, 2011.

Other Income and Gains – Gain on dispositions of assets was $0.7 million for the six months ended June 30, 2012, compared to a gain of $0.2 million for the six months ended June 30, 2011. These amounts represent gains on sales of aircraft that no longer meet our strategic needs.

Other income was $0.4 million for the six months ended June 30, 2012, compared to $0.6 million for the six months ended June 30, 2011.

Direct Expenses – Direct operating expense was $252.8 million for the six months ended June 30, 2012, compared to $228.7 million for the six months ended June 30, 2011, an increase of $24.1 million. There was an increase in employee compensation expense ($12.9 million) due to additional employees and rate increases as compared to the prior year. We also experienced increases in aircraft rent ($4.5 million) and aircraft depreciation ($1.6 million) due to additional aircraft added to the fleet. Other increases included fuel expense ($2.5 million) due to increased flight hours, particularly in medium and heavy aircraft, aircraft warranty costs ($3.9 million), and component repair costs ($4.4 million). There were decreases in aircraft parts usage ($3.8 million), aircraft insurance ($1.6 million), and other items, net ($0.3 million).

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $18.5 million for the six months ended June 30, 2012, compared to $17.3 million for the six months ended June 30, 2011. The $1.2 million increase was primarily due to increased employee compensation expense ($1.9 million), partially offset by decreases in legal and accounting fees ($0.5 million), and other items (0.2 million).

Interest Expense – Interest expense was $14.6 million for the six months ended June 30, 2012, compared to $13.8 million for the six months ended June 30, 2011. This increase is due to the increased balance on the revolving credit facility.

Income Taxes – Income tax expense for the six months ended June 30, 2012 was $5.5 million compared to income tax benefit of $1.3 million for the six months ended June 30, 2011. The effective tax rate was 40% for the six months ended June 30, 2012 and 2011.

Net Earnings – Our net earnings for the six months ended June 30, 2012 was $8.2 million compared to net losses of $1.9 million for the six months ended June 30, 2011. Earnings per diluted share was $0.53 for the six months ended June 30, 2012, compared to a net loss per diluted share of $0.13 for the prior year period. We had 15.3 million common shares outstanding during the six months ended June 30, 2012 and 2011. Earnings before taxes for the six months ended June 30, 2012 was $13.7 million, compared to a loss before income taxes of $3.2 million for the same period in 2011. The increase in earnings before income taxes for the six months ended June 30, 2012 compared to the prior year period was primarily due to an increase in Oil and Gas segment earnings of $9.8 million and an increase in Air Medical segment earnings of $7.8 million.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $197.4 million for the six months ended June 30, 2012, compared to $167.7 million for the six months ended June 30, 2011, an increase of $29.7 million. Flight hours were 56,547 for the six months ended June 30, 2012, compared to 54,250 for the same period in 2011. The increase in Oil and Gas revenues was related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater drilling activity in the Gulf of Mexico. In 2011 there was no significant deepwater drilling activity following the Macondo incident in 2010.

Direct expense in our Oil and Gas segment was $169.3 million for the six months ended June 30, 2012, compared to $149.4 million for the six months ended June 30, 2011, an increase of $19.9 million. Employee compensation expense increased ($11.4 million) due to an increase in employees and rate increases. Fuel expense increased ($2.5 million) as a result of increased flight hours. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Aircraft rent expense increased ($3.5 million) and aircraft depreciation increased ($1.2 million) due to additional aircraft added to the fleet. Aircraft warranty costs also increased ($3.8 million), and component repair costs increased ($2.8 million). There were decreases in aircraft parts usage ($4.3 million) and other items, net ($1.0 million).

Selling, general and administrative expenses were $1.8 million for the six months ended June 30, 2012 and June 30, 2011.

Our Oil and Gas net segment profit was $26.3 million for the six months ended June 30, 2012, compared to $16.5 million for the six months ended June 30, 2011. The $9.8 million increase was due to the increase in revenues of $29.7 million, partially offset by the decrease in direct expenses of $19.9 million. Operating margins were 13% for the six months ended June 30, 2012, compared to 10% for the six months ended June 30, 2011. The increase in operating income and margin is primarily due to increased medium and heavy aircraft revenue due to increased deepwater drilling activity in the Gulf of Mexico as discussed above. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.

Air Medical – Air Medical segment revenues were $96.6 million for the six months ended June 30, 2012, compared to $82.6 million for the six months ended June 30, 2011, an increase of $14.0 million or 17%. Patient transports were 8,968 for the six months ended June 30, 2012, compared to 8,560 for the six months ended June 30, 2011, an increase of 408 transports. Flight hours were 17,148 for the six months ended June 30, 2012, compared to 16,360 for the six months ended June 30, 2011. This increase was primarily due to the increase in patient transports in the independent provider programs.

Direct expense in our Air Medical segment was $80.0 million for the six months ended June 30, 2012, compared to $75.4 million for the six months ended June 30, 2011. The $4.6 million increase is primarily due to aircraft rent ($1.0 million) and aircraft depreciation ($0.4 million) due to additional aircraft added to the fleet. There were also increases in employee compensation expense ($1.4 million) primarily due to increased employees and compensation rate increases, and component repair costs ($1.6 million). Other items increased, net ($0.1 million).

Selling, general and administrative expenses were $3.4 million for the six months ended June 30, 2012, compared to $1.8 million for the six months ended June 30, 2011. The $1.6 million increase was primarily due to increased employee costs ($0.5 million), increased legal fees ($0.3 million), and increased outside contract services ($0.3 million). Other items increased, net ($0.5 million).

Our Air Medical net segment profit was $13.2 million for the six months ended June 30, 2012, compared to $5.4 million for the six months ended June 30, 2011. Operating margins were 14% and 7% for the six months ended June 30, 2012 and 2011, respectively. The increase in segment operating income was primarily due to an increase in transports, increase in rates in 2011 and 2012, closure of unprofitable bases, and cost reductions.

Technical Services – Technical Services revenues were $4.7 million for the six months ended June 30, 2012, compared to $5.3 million for the six months ended June 30, 2011. Direct expenses in our Technical Services segment were $3.5 million for the six months ended June 30, 2012, compared to $3.9 million for the six months ended June 30, 2011. Our Technical Services segment’s operating income was $1.2 million for the six months ended June 30, 2012, compared to $1.5 million for the six months ended June 30, 2011. Operating margins were 25% for the six months ended June 30, 2012, compared to 28% for the six months ended June 30, 2011.

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

Cash Flow

Our cash position was $1.4 million at June 30, 2012, compared to $5.1 million at December 31, 2011. Short-term investments were $106.9 million at June 30, 2012, and $100.0 million at December 31, 2011. Working capital was $249.5 million at June 30, 2012, compared to $230.6 million at December 31, 2011, an increase of $18.9 million. The increase in working capital is due in part the increase in accounts receivable of $29.8 million, offset by a $22.4 million increase in accounts payable, providing a net increase of $ 7.4 million. The increases in accounts receivable and accounts payable are due to increased revenues and related expenses due to increased flight hour activity. Inventory increased $4.7 million from December 31, 2011, and prepaid expenses increased $5.9 million. These increases are the result of the startup costs of several projects, including our project in Saudi Arabia.

Net cash provided by operating activities was $24.9 million for the six months ended June 30, 2012, compared to $6.2 million for the same period in 2011, an increase of $18.7 million. Net earnings adjusted for non-cash items contributed $30.1 million of cash flow for the six months ended June 30, 2012, compared to $12.6 million for the same period in 2011, an increase of $17.5 million, primarily due to the increase in earnings.

Net cash used in investing activities was $40.5 million for the six months ended June 30, 2012, compared to $7.9 million cash provided by investing activities for the same period in 2011. Purchases and sales of short-term investments provided a net use of cash of $7.6 million during the six months ended June 30, 2012 compared to net cash provided of $59.2 million in the comparable prior year period. Capital expenditures were $32.4 million for the six months ended June 30, 2012, compared to $44.4 million for the same period in 2011. Capital expenditures for 2012 included $26.9 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2011 included $41.8 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from asset dispositions were $8.6 million for the six months ended June 30, 2012, compared to $2.0 million for the same period in 2011.

Financing activities for the six months ended June 30, 2012 include only proceeds of and payments on the revolving credit facility. For the six months ended June 30, 2012, we had net cash provided of $12.0 million, compared to net payments of $14.9 for the same period in 2011.

Long Term Debt

As of June 30, 2012, our total long-term debt was $358.0 million, consisting of our $300 million 8.625% Senior Notes due 2018 and $58.0 million outstanding on our revolving credit facility. For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.

At June 30, 2012, we had $58.0 million in borrowings under our senior secured revolving credit facility. During the quarter ended June 30, 2012, $68.1 million was the highest loan balance, with a weighted average balance of $58.0 million. During the same period for 2011, $16.2 million was the highest loan balance, with a weighted average balance of $2.4 million.

Contractual Obligations

The table below sets out our contractual obligations as of June 30, 2012 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of June 30, 2012, and expect to remain in compliance through the year ending December 31, 2012. As of June 30, 2012, we leased 24 aircraft included in the lease obligations below.

		Payment Due by Year
								Beyond
	Total	2012		2013	2014	2015	2016	2016
		(Thousands of dollars)
Aircraft purchase commitments (1)	$275,720	$107,832	(2)	$167,888	$—	$—	$—	$—
Aircraft lease obligations	200,945	19,606		39,402	39,402	39,039	31,208	32,288
Aircraft commitment for SRCA project (1)	45,175	45,175		—	—	—	—	—
Other lease obligations	18,265	2,140		3,267	2,751	2,537	2,102	5,468
Long-term debt	358,038	—		58,038	—	—	—	300,000
Senior notes interest	162,797	12,938		25,875	25,875	25,875	25,875	46,359

	$1,060,940	$187,691		$294,470	$68,028	$67,451	$59,185	$384,115
Aircraft funding by SRCA’s lessor (1)	(45,175)	(45,175)		—	—	—	—	—

	$1,015,765	$142,516		$263,835	$68,028	$67,451	$59,185	$384,115

(1)	For information about these aircraft purchase commitments, see Note 3 to the financial statements in this report.
(2)	Includes two heavy aircraft which we have obtained financing through leases with commercial banks.

As of June 30, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($45.0 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $58.0 million in borrowings outstanding at June 30, 2012, a 10% increase (0.425%) in the interest rate would reduce our annual pre-tax earnings approximately $0.2 million.

Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At June 30, 2012, the market value of the notes was approximately $297.8 million, based on quoted market indications.

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

For information regarding legal proceedings, see “Legal Matters” in Note 3 to our financial statements included in this report, which is incorporated herein by reference. These legal matters were also discussed in our Form 10-K for the year ended December 31, 2011 and in our Form 10-Q for the quarter ended March 31, 2012.

Item 1.A.	RISK FACTORS

Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a discussion of our risk factors. Except as described below, there have been no significant changes to our risk factors.

We must obtain additional financing in order to fund our aircraft purchase and other obligations.

As of June 30, 2012, we had obligations related to aircraft purchase commitments (excluding SRCA project) totaling approximately $275.7 million due in 2012 and 2013, along with other significant contractual obligations as described in this report. As of June 30, 2012, we had approximately $108.3 million in cash and short-term investments and $42.0 million available under our $100.0 million revolving credit facility. We intend to seek to obtain operating leases and/or additional debt financing to fund these obligations. We have no current commitments or arrangements with respect to such financing, and no assurances can be given that such financing will be available to us on acceptable terms. Our inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed October 13, 2011).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q filed on November 7, 2011).

4.5	Fourth Amendment dated March 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.5 to PHI’s Report on Form 10-Q filed on May 9, 2012).

4.6	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.7	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

August 6, 2012	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 6, 2012	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer