Form 10-Q
period 2012-09-30
PHI INC
filed 2012-11-05
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Voting Common Stock	2,852,616 shares
Non-Voting Common Stock	12,458,992 shares

PHI, INC.

Index – Form 10-Q

Part I – Financial Information

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$1,788	$5,091
Short-term investments	71,942	100,027
Accounts receivable – net
Trade	138,231	98,338
Other	3,812	958
Inventories of spare parts – net	65,734	57,243
Prepaid expenses	18,534	15,302
Other current assets	71,621	—
Income taxes receivable	712	346

Total current assets	372,374	277,305
Other	32,022	27,071
Property and equipment – net	712,835	659,756

Total assets	$1,117,231	$964,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,963	$17,697
Accrued liabilities	116,426	29,051

Total current liabilities	146,389	46,748
Long-term debt	368,995	346,047
Deferred income taxes	96,318	85,937
Other long-term liabilities	8,673	8,063

Total liabilities	620,375	486,795
Commitments and contingencies (Note 3)
Shareholders’ Equity:
Voting common stock – par value of $0.10: 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock – par value of $0.10: 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	296,271	291,403
Accumulated other comprehensive loss	(58)	(93)
Retained earnings	199,112	184,496

Total shareholders’ equity	496,856	477,337

Total liabilities and equity	$1,117,231	$964,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues, net	$170,857	$145,576	$469,462	$401,192
Expenses:
Direct expenses	141,706	123,622	394,496	352,271
Selling, general and administrative expenses	9,784	8,400	28,292	25,679
Loss on disposal of assets, net	701	638	11	415

	152,191	132,660	422,799	378,365

Operating income	18,666	12,916	46,663	22,827
Interest expense	7,488	6,997	22,128	20,790
Other (income) expense, net	(262)	(50)	(625)	(686)

	7,226	6,947	21,503	20,104

Earnings before income taxes	11,440	5,969	25,160	2,723
Income tax expense	5,056	2,387	10,544	1,089

Net earnings	$6,384	$3,582	$14,616	$1,634

Weighted average shares outstanding:
Basic	15,312	15,312	15,312	15,312
Diluted	15,522	15,474	15,481	15,474
Net earnings per share:
Basic	$0.42	$0.23	$0.96	$0.11
Diluted	$0.41	$0.23	$0.94	$0.11

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

The following table summarizes the components of total comprehensive income (net of taxes):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$6,384	$3,582	$14,616	$1,634
Unrealized gain on short-term investments	(18)	(90)	49	61
Changes in pension plan assets and benefit obligations	(2)	(11)	(14)	(10)

Total comprehensive income	$6,364	$3,481	$14,651	$1,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

					Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Voting Common Stock		Non-Voting Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337
Net earnings	—	—	—	—	—	—	14,616	14,616
Unrealized gain on short-term investments	—	—	—	—	—	49	—	49
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(14)	—	(14)

Total comprehensive income, net of income taxes	—	—	—	—	—	—	—	14,651
Issuance of restricted stock units	—	—	—	—	4,868	—	—	4,868

Balance at September 30, 2012	2,853	$285	12,459	$1,246	$296,271	$(58)	$199,112	$496,856

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416
Net earnings	—	—	—	—	—	—	1,634	1,634
Unrealized gain on short-term investments	—	—	—	—	—	61	—	61
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(10)	—	(10)

Total comprehensive income, net of income taxes								1,685

Balance at September 30, 2011	2,853	$285	12,459	$1,246	$291,403	$(111)	$181,278	$474,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net earnings	$14,616	$1,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,536	23,186
Deferred income taxes	10,566	1,122
Loss on asset dispositions	11	415
Other	3,725	832
Changes in operating assets and liabilities	(28,418)	(5,129)

Net cash provided by operating activities	26,036	22,060

Investing activities:
Purchase of property and equipment	(83,187)	(66,747)
Proceeds from asset dispositions	9,702	3,804
Purchase of short-term investments	(167,952)	(193,557)
Proceeds from sale of short-term investments	194,957	241,989
Payment of deposits on aircraft	(11,176)	(13,009)
Refund of deposits on aircraft	5,369	1,000

Net cash used in investing activities	(52,287)	(26,520)

Financing activities:
Proceeds from line of credit	91,863	44,617
Payments on line of credit	(68,915)	(40,323)

Net cash provided by financing activities	22,948	4,294

Decrease in cash	(3,303)	(166)
Cash, beginning of period	5,091	3,628

Cash, end of period	$1,788	$3,462

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$15,078	$15,186

Income taxes	$563	$508

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$330	$326

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

2. Segment Information

PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We use a combination of factors to identify reportable segments as required by Accounting Standards Codification 280, “Segment Reporting.” The overriding determination of our segments is based on how the Chief Executive Officer of our Company evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.

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

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 162 aircraft in this segment.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Our Oil and Gas operations generated approximately 67% and 66% of our total operating revenue for the quarters ended September 30, 2012 and 2011, respectively, and approximately 67% and 66% of our total operating revenue for the nine months ended September 30, 2012 and 2011, respectively.

Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.

We operate approximately 97 aircraft providing air medical transportation services for hospitals and emergency service agencies in 17 states at 69 separate locations. We also provide air medical transportation services in Saudi Arabia for the Saudi Red Crescent Authority (“SRCA”). This project will have eight locations once all aircraft are mobilized. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters and nine months ended September 30, 2012 and 2011, approximately 32% of our total operating revenues were generated by our Air Medical operations.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $57.1 million and $43.6 million as of September 30, 2012 and September 30, 2011, respectively. The allowance for uncompensated care was $51.3 million and $38.4 million as of September 30, 2012 and September 30, 2011, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	50%	54%	56%	54%
Provision for uncompensated care	17%	13%	11%	10%

The change in the percentage to gross billings for contractual discounts and uncompensated care are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Medicaid, Medicare, Insurance, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Medicaid	8%	15%	9%	15%
Medicare	25%	24%	22%	24%
Insurance	66%	60%	68%	60%
Self-Pay	1%	1%	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 18% and 19% of the segment’s revenues for the quarters ended September 30, 2012 and 2011, respectively, and approximately 19% of the segment’s revenues for the nine months ended September 30, 2012 and 2011. The SRCA contract is also structured as a hospital contract, but had minimal revenue in the third quarter 2012, with only two aircraft operational.

Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also currently operate six aircraft for the National Science Foundation in Antarctica under this segment.

Approximately 1% of our total operating revenues for the quarters ended September 30, 2012 and September 30, 2011 were generated by our Technical Services operations. Approximately 1% and 2% of our total operating revenues were generated by our Technical Services operations for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Summarized financial information concerning our reportable operating segments for the quarters and nine months ended September 30, 2012 and 2011 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$114,949	$96,611	$312,322	$264,292
Air Medical	54,004	46,894	150,557	129,490
Technical Services	1,904	2,071	6,583	7,410

Total operating revenues	170,857	145,576	469,462	401,192

Segment direct expenses (1)
Oil and Gas	94,563	82,196	263,829	231,573
Air Medical	45,308	39,673	125,311	115,093
Technical Services	1,835	1,753	5,356	5,605

Total direct expenses	141,706	123,622	394,496	352,271

Segment selling, general and administrative expenses
Oil and Gas	1,002	905	2,810	2,670
Air Medical	1,698	1,109	5,073	2,896
Technical Services	—	8	1	27

Total selling, general and administrative expenses	2,700	2,022	7,884	5,593

Total direct and selling, general and administrative expenses	144,406	125,644	402,380	357,864

Net segment profit
Oil and Gas	19,384	13,510	45,683	30,049
Air Medical	6,998	6,112	20,173	11,501
Technical Services	69	310	1,226	1,778

Total	26,451	19,932	67,082	43,328

Other, net (2)	(439)	(588)	614	271
Unallocated selling, general and administrative costs (1)	(7,084)	(6,378)	(20,408)	(20,086)
Interest expense	(7,488)	(6,997)	(22,128)	(20,790)

Earnings before income taxes	$11,440	$5,969	$25,160	$2,723

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation expense amounts below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Oil and Gas	$6,018	$5,473	$17,545	$15,798
Air Medical	2,453	2,095	7,118	6,354
Technical Services	14	(1)	58	95

Total	$8,485	$7,567	$24,721	$22,247

Unallocated SG&A	$270	$303	$815	$940

(2)	Consists of gains on disposition of property and equipment, and other income.

3. Commitments and Contingencies

Commitments – In 2010, we executed a contract to acquire ten new medium aircraft related to a new contract with a major customer. Two of these aircraft were delivered in 2010, three in 2011, one in the second quarter of 2012, and one in the third quarter of 2012. The remaining three are scheduled for delivery in late 2012, with an aggregate acquisition cost of approximately $37.0 million. We traded in two aircraft in exchange for a credit towards these acquisition costs, of which a credit of $6.1 million remained as of September 30, 2012. The credit for the two aircraft traded is recorded in Other Assets (long-term assets).

During the second quarter of 2011, we entered into a contract to acquire six new heavy transport aircraft for an aggregate purchase price of approximately $148.0 million. In 2011, we took delivery of four aircraft and in March 2012 the remaining two aircraft were delivered. All aircraft were funded with operating leases with commercial banks.

In the third quarter of 2011, we entered into a contract to acquire ten light aircraft, of which six have been delivered. There is one aircraft to be delivered in 2012, at a total cost of $2.5 million, and three to be delivered in 2013, at a total cost of $7.6 million.

During the first quarter of 2012, we exercised a contractual option to acquire two additional new heavy transport aircraft with delivery in August and September 2012, for a total cost of $50.9 million. These aircraft were funded with operating leases.

Also during the first quarter of 2012, we entered into a contract to acquire six new heavy transport aircraft with a total cost of $160.3 million, with deliveries from April 2013 to September 2013. We intend to also fund these acquisitions with operating leases.

At September 30, 2012, total aircraft deposits included in Other Assets was $21.7 million. At December 31, 2011, total aircraft deposits was $18.0 million. This amount represents deposits for the medium and heavy transport aircraft contracts.

As of September 30, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($15.7 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

In April 2012, our subsidiary PHI Air Medical, L.L.C. entered into a three-year contract with the Saudi Red Crescent Authority (“SRCA”) to provide helicopter emergency medical services in the Kingdom of Saudi Arabia, subject to our receipt of the escrow payment described below. The contract calls for us to place eight medium aircraft in service during 2012. In connection with the contract, we have entered into an aircraft purchase agreement, pursuant to which we purchased seven new aircraft. After we complete and configure the aircraft for use in emergency medical services, we will sell the aircraft to SRCA’s lessor, who will then lease the aircraft to SRCA. Funds for the purchase of the aircraft have been deposited into an escrow account by the company that will lease the aircraft to SRCA.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of September 30, 2012 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan (RECAP) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources (“DNR”) approvals were received and the project began on May 16, 2011. Initial work took three weeks. Groundwater sampling that was performed during December, 2011, March, 2012, and September, 2012 was evaluated to determine the effectiveness of remediation performed to date and whether additional remediation will be necessary. Based upon that review, a second round of injection in one of the two source areas will be performed during the fourth quarter 2012. Total cost for this project is anticipated to remain substantially below the current environmental reserve. Based upon the May 2003

Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Superior Offshore International Inc. v. Bristow Group Inc., ERA Helicopters, LLC, Seacor Holdings Inc., ERA Group Inc., ERA Aviation, Inc., and PHI, Inc., Civil Action No. 1:09-cv-00438 on the docket of the United States District Court for the District of Delaware. This purported class action was filed on June 12, 2009, on behalf of a class defined to include all direct purchasers of offshore helicopter services in the Gulf of Mexico from the defendants at any time from January 1, 2001 through December 31, 2005. The suit alleged that the defendants acted jointly to fix, maintain, or stabilize prices for offshore helicopter services during the above time frame in violation of the federal antitrust laws. The plaintiff sought unspecified treble damages, injunctive relief, costs, and attorneys’ fees. On June 23, 2011, the court granted the defendants’ motion for summary judgment, entered final judgment in favor of the defendants, and dismissed all of the plaintiff’s claims. On July 22, 2011, the plaintiff filed a notice of appeal with the U.S. Court of Appeals, Third Circuit, and on July 27, 2012, that court affirmed the district court’s grant of summary judgment, dismissing the case. The time for any further appeals by plaintiff has expired and this case is now concluded.

As previously reported, the Company has been involved in Federal Court litigation in the Western District of Louisiana and the Fifth Circuit Court of Appeals with the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots. This litigation involves claims of bad faith bargaining, compensation of striking pilots both at the time of the strike and upon their return to work under both the Railway Labor Act (“RLA”) and Louisiana state law, and the terms of employment for the Company’s pilots since the strike ended, including non-payment of retention bonuses. After approximately two years of bargaining between the Company and OPEIU for a second collective bargaining agreement, including negotiations mediated by the National Mediation Board, both parties entered a self-help period as defined by the applicable labor law, the RLA. At that time, the pilots commenced a strike in September 2006 and immediately prior to that strike, the Company implemented its own terms and conditions of employment for the pilots. The strike ended in November 2006 and a court-approved return to work process began in January 2007 for those pilots who had not already returned to work or left the Company’s employment. This process was essentially completed in April 2007. The Company’s pilots continue to work under the terms and conditions of employment determined by the Company since the strike began. By Order dated July 9, 2010, the Court dismissed both the Company’s and OPEIU’s claims that the other had violated the RLA by bargaining in bad faith before exercising self-help. By Order dated July 30, 2010, the Court dismissed all claims that the Company violated the RLA in the manner in which it returned pilots to work following the strike. Also, the Court dismissed all but claims by 47 pilots under Louisiana state law. On August 27, 2010, the OPEIU and the individual pilot plaintiffs filed a notice of appeal with the Fifth Circuit Court of Appeals. Then, by Order entered September 27, 2010, the district court dismissed the Louisiana-law claims of the remaining 47 individual pilots. On October 22, 2010, the unions and the individual pilots filed a second notice of appeal to the Fifth Circuit Court of Appeals, by which they appealed the district court’s dismissal of all their RLA and Louisiana-law wage payment claims against PHI. On November 5, 2010, PHI filed a cross-appeal of the district court’s dismissal of PHI’s bad-faith bargaining claim against the unions. By orders dated September 12, 2011, the Fifth Circuit Court of Appeals affirmed the dismissal of all claims brought against PHI by the OPEIU and the individual pilots, whether under the RLA or Louisiana law. That Court also remanded the Return-to-Work case to the district court for the sole purpose of calculating court costs payable to PHI. The OPEIU and individual pilots did not seek rehearing of the Fifth Circuit’s judgment or review by the United States Supreme Court. Accordingly, all claims brought against PHI in these consolidated cases have now been conclusively resolved in PHI’s favor. Subsequently, the Court denied PHI’s motion to recover costs from the Unions in the approximate amount of $20,000. Because PHI chose not to appeal that decision, these consolidated cases are now concluded.

On December 31, 2009, the OPEIU filed another case against the Company in the Western District of Louisiana in which the OPEIU asserts that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to the strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in the consolidated cases, which briefing concluded on April 15, 2011. The Court further administratively stayed this case pending the appellate court’s decision in the consolidated cases described above, which cases have now been resolved by the September 12, 2011 judgments of the Fifth Circuit Court of Appeals. At the district court’s direction, the parties filed memoranda on January 27, 2012, presenting argument on the question of the extent, if any, to which these claims survive the Fifth Circuit’s resolution of the issues litigated in the consolidated cases, above. PHI argued that these claims do not survive. By Order dated April 26, 2012, the Court invited PHI to file a motion to dismiss the Union’s claims. PHI filed such a motion on May 11, 2012, and by orders entered on September 24 and October 5, 2012, the Court dismissed all claims against PHI without prejudice for lack of jurisdiction to award the equitable relief sought in the complaint. The Court entered final judgment on October 15, 2012, and the OPEIU will have thirty (30) days in which to file a notice of appeal with the Fifth Circuit Court of Appeals.

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

At September 30, 2012, we had approximately $222.6 million in aggregate commitments under operating leases of which approximately $10.0 million is payable through December 31, 2012. The total lease commitments include $207.1 million for aircraft and $15.5 million for facility lease commitments.

4. Long-term Debt

As of September 30, 2012, our total long-term indebtedness was $369.0 million, consisting of $300 million of our 8.625% Senior Notes due 2018 (the “8.625% Senior Notes”) and $69.0 million borrowed under our senior secured revolving credit facility.

On March 28, 2012, we amended our senior secured revolving credit facility to increase the maximum borrowing available from $75.0 million to $100.0 million. On September 28, 2012, the facility was amended to extend the maturity to September 1, 2014. The facility bears interest at the prime rate plus 100 basis points, or one-month LIBOR plus three percent, at our option. The facility contains a borrowing base of 80% of eligible receivables and 50% of the value of parts located in the United States, of PHI, Inc. and our subsidiaries (not to exceed $100.0 million). As of September 30, 2012, pursuant to the borrowing base calculation, the maximum amount available for borrowing under the facility was $100.0 million. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. The facility contains a sublimit of $20 million for the issuance of stand-by letters of credit, and no letters of credit were outstanding under the facility as of September 30, 2012 or December 31, 2011.

As of September 30, 2012, we had $69.0 million in borrowings under the facility, and as of December 31, 2011 we had $46.0 million in borrowings under the facility. During the quarters ended September 30, 2012 and 2011, the weighted average effective interest rate on amounts borrowed under the facility was 4.25%. We reviewed interest expense for the quarters and nine months ended September 30, 2012 and 2011 that could be capitalized for certain projects and any such amounts were immaterial.

All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our and our subsidiaries’ accounts, including eligible receivables, and inventory located in the United States, including parts, and are guaranteed by certain of our domestic subsidiaries.

The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth, consolidated net worth, and a fixed charge coverage ratio, and other covenants including restrictions on additional debt, liens, and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. As of September 30, 2012, we were in compliance with all of the covenants under the revolving credit facility.

We maintain a separate letter of credit facility with a financial institution not party to our revolving credit facility that had $5.5 million outstanding at September 30, 2012, to support our workmen’s compensation program. We also have a letter of credit outstanding for $9.2 million supporting performance of our contractual obligation to the Saudi Red Crescent Authority (“SRCA”) described in Note 3.

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

The 8.625% Senior Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets, and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt, and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on contributions from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the notes will have the right to require us to purchase that holder’s notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the notes may declare all of the outstanding notes to be due and payable immediately. We were in compliance with the covenants applicable to the notes as of September 30, 2012.

Because our 8.625% Senior Notes bear interest at a fixed rate, changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At September 30, 2012, the fair market value of our 8.625% Senior Notes was $314.2 million, based on quoted market indications.

Mr. Al A. Gonsoulin, our Chairman and CEO, and the Matzke Family Trust, of which Richard Matzke, one of our directors, is trustee, purchased $2.0 million and $1.0 million of the 8.625% Senior Notes, respectively.

Cash paid for interest was $0.8 million for the quarter ended September 30, 2012 and $0.07 million for the quarter ended September 30, 2011. Cash paid for interest for the nine months ended September 30, 2012 was $15.1 million and $15.2 million for the same period ended September 30, 2011.

5. Valuation Accounts

We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at September 30, 2012 and December 31, 2011.

Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $57.1 million and $39.6 million as of September 30, 2012 and December 31, 2011, respectively. The allowance for uncompensated care was $51.3 million and $37.7 million as of September 30, 2012 and December 31, 2011, respectively.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	September 30, 2012	December 31, 2011
Gross Accounts Receivable	100%	100%
Allowance for Contractual Discounts	37%	36%
Allowance for Uncompensated Care	33%	34%

We have also established valuation reserves related to obsolete and excess inventory. The inventory valuation reserves were $12.2 million and $12.3 million at September 30, 2012 and December 31, 2011, respectively.

6. Employee Compensation

Employee Incentive Compensation – The PHI, Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”), approved at the Company’s 2012 Annual Meeting of Shareholders held May 4, 2012, permits grants of equity-based awards to eligible participants including the Company’s executive officers. An aggregate of 750,000 shares of the Company’s non-voting common stock are authorized for issuance under the Long-Term Incentive Plan and 567,594 shares were available for grant as of September 30, 2012. During 2012, the Compensation Committee awarded a total of 34,511 time-vested and 147,895 performance-based restricted stock units to employees, of which 99,721 performance-based restricted stock units were awarded to the Company’s executive officers. The time-vest restricted stock units will vest and be payable in non-voting common stock three years from the grant date, if the recipient continues to be employed on that date. The performance-based restricted stock units will vest and be payable in non-voting common stock after a three-year period, subject to achievement of performance criteria. Vesting of all awards will be accelerated upon termination of employment due to death or disability, or if a change of control of the Company occurs.

Under the Company’s Amended and Restated 1995 Incentive Plan (the “1995 Incentive Plan”), the Company is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock. The Compensation Committee of the Board of Directors is authorized under the 1995 Incentive Plan to grant stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. At September 30, 2012, there were 32,542 voting shares and 738 non-voting shares available for grant under the 1995 Incentive Plan. During 2012, 6,331 time-vested restricted stock units were awarded to employees under this Plan.

Pursuant to our equity-based incentive compensation plans, we recorded $1.7 million and $3.1 million of expense for the quarter and nine months ended September 30, 2012, respectively. For the quarter and nine months ended September 30, 2011, we accrued $0.5 million.

We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed $0.2 million and $0.6 million for the quarter and nine months ended September 30, 2012, respectively. For the quarter and nine months ended September 30, 2011, we expensed $0.1 million and $0.5 million, respectively.

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

The following table summarizes the valuation of our short-term investments and financial instruments by the above pricing levels as of the valuation dates listed:

		September 30, 2012
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$19,837	$19,837	$—
Commercial Paper	6,996	—	6,996
Corporate bonds and notes	45,109	—	45,109

	71,942	19,837	52,105
Investments in other assets	2,905	2,905	—

Total	$74,847	$22,742	$52,105

		December 31, 2011
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$47,140	$—
Commercial Paper	15,678	—	15,678
Corporate bonds and notes	37,209	—	37,209

	100,027	47,140	52,887
Investments in other assets	2,807	2,807	—

Total	$102,834	$49,947	$52,887

The Company holds its short-term investments in an investment fund consisting of investment grade money market instruments of governmental and private issuers, which is classified as short-term investments. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not active. These items may not be traded daily; examples include corporate bonds and U.S. government agencies. Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash and our revolving credit facility had fair values approximating their carrying amounts at September 30, 2012 and December 31, 2011. Our determination of the estimated fair value of our senior notes is derived from quoted market indications (Level 1 inputs as defined in the accounting guidance). Our determination of the estimated fair value of our revolving credit facility is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt.

8. Investments

We classify all of our short-term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in other comprehensive income until realized. These gains and losses are reflected as a separate component of shareholders’ equity in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Shareholders’ Equity. Cost, gains, and losses are determined using the specific identification method.

Investments consisted of the following as of September 30, 2012:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$19,837	$—	$—	$19,837
Commercial Paper	6,995	1	—	6,996
Corporate bonds and notes	45,090	22	(3)	45,109

Subtotal	71,922	23	(3)	71,942

Investments in other assets	2,905	—	—	2,905

Total	$74,827	$23	$(3)	$74,847

Investments consisted of the following as of December 31, 2011:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$—	$—	$47,140
Commercial Paper	15,690	—	(12)	15,678
Corporate bonds and notes	37,299	26	(116)	37,209

Subtotal	100,129	26	(128)	100,027

Investments in other assets	2,807	—	—	2,807

Total	$102,936	$26	$(128)	$102,834

The following table presents the cost and fair value of our debt investments based on maturities as of September 30, 2012.

	Amortized Cost	Fair Value
	(Thousands of dollars)
Due in one year or less	$52,085	$52,105

The following table presents the cost and fair value of our debt investments based on maturities as of December 31, 2011.

	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$49,667	$49,569
Due within two years	3,322	3,318

Total	$52,989	$52,887

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of September 30, 2012.

	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.247	85
Corporate bonds and notes	3.727	133

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31, 2011.

	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.191	116
Corporate bonds and notes	4.921	228

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of September 30, 2012.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$12,822	$(2)

	$12,822	$(2)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31, 2011.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$15,678	$(12)
Corporate bonds and notes	17,226	(48)

	$32,904	$(60)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2012.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$3,080	$(1)

	$3,080	$(1)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2011.

	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$5,172	$(68)

	$5,172	$(68)

We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at September 30, 2012 and December 31, 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the quarter and nine months ended September 30, 2012.

9. Shareholders’ Equity

We had weighted average common shares (voting and non-voting) outstanding for the quarters and nine months ended September 30, 2012 and September 30, 2011 of 15.3 million.

Accumulated other comprehensive loss is included in the shareholder’s equity section of the Condensed Consolidated Balance Sheets of the Company. Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets included the following components:

	September 30, 2012	December 31, 2011
Unrealized gain (loss) on short-term investments	$(12)	$(61)
Changes in pension plan assets and benefit obligations	(46)	(32)

	$(58)	$(93)

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	September 30, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$606	$1,182	$—	$1,788
Short-term investments	71,942	—	—	71,942
Accounts receivable – net	88,542	53,501	—	142,043
Intercompany receivable	47,636	—	(47,636)	—
Inventories of spare parts – net	65,600	134	—	65,734
Prepaid expenses	15,869	2,665	—	18,534
Other current assets	—	71,621	—	71,621
Income taxes receivable	712	—	—	712

Total current assets	290,907	129,103	(47,636)	372,374
Investment in subsidiaries and other	93,078	—	(93,078)	—
Other assets	29,506	2,516	—	32,022
Property and equipment – net	523,136	189,699	—	712,835

Total assets	$936,627	$321,318	$(140,714)	$1,117,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,317	$4,646	$—	$29,963
Accrued liabilities	31,398	85,028	—	116,426
Intercompany payable	—	47,636	(47,636)	—

Total current liabilities	56,715	137,310	(47,636)	146,389
Long-term debt	368,995	—	—	368,995
Deferred income taxes and other long-term liabilities	14,061	90,930	—	104,991
Shareholders’ Equity:
Common stock and paid-in capital	297,802	2,674	(2,674)	297,802
Accumulated other comprehensive loss	(58)	—	—	(58)
Retained earnings	199,112	90,404	(90,404)	199,112

Total shareholders’ equity	496,856	93,078	(93,078)	496,856

Total liabilities and shareholders’ equity	$936,627	$321,318	$(140,714)	$1,117,231

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$4,313	$778	$—	$5,091
Short-term investments	100,027	—	—	100,027
Accounts receivable – net	91,144	8,152	—	99,296
Intercompany receivable	—	97,381	(97,381)	—
Inventories of spare parts – net	57,243	—	—	57,243
Prepaid expenses	14,349	953	—	15,302
Income taxes receivable	346	—	—	346

Total current assets	267,422	107,264	(97,381)	277,305
Investment in subsidiaries and others	80,992	—	(80,992)	—
Other assets	27,050	21	—	27,071
Property and equipment, net	651,046	8,710	—	659,756

Total assets	$1,026,510	$115,995	$(178,373)	$964,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,693	$5,004	$—	$17,697
Accrued liabilities	24,018	5,033	—	29,051
Intercompany payable	97,381	—	(97,381)	—

Total current liabilities	134,092	10,037	(97,381)	46,748
Long-term debt	346,047	—	—	346,047
Deferred income taxes and other long-term liabilities	69,034	24,966	—	94,000
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(93)	—	—	(93)
Retained earnings	184,496	78,318	(78,318)	184,496

Total shareholders’ equity	477,337	80,992	(80,992)	477,337

Total liabilities and shareholders’ equity	$1,026,510	$115,995	$(178,373)	$964,132

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$109,255	$61,602	$—	$170,857
Expenses:
Direct expenses	92,980	48,726	—	141,706
Selling, general and administrative expenses	7,995	1,789	—	9,784
Management fees	(2,464)	2,464	—	—
Loss on disposal of assets, net	701	—	—	701

	99,212	52,979	—	152,191

Operating income	10,043	8,623	—	18,666
Equity in net income of consolidated subsidiaries	(5,174)	—	5,174	—
Interest expense	7,488	—	—	7,488
Other (income) expense, net	(262)	—	—	(262)

	2,052	—	5,174	7,226

Earnings before income taxes	7,991	8,623	(5,174)	11,440
Income tax expense	1,607	3,449	—	5,056

Net earnings	$6,384	$5,174	$(5,174)	$6,384

	For the quarter ended September 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$130,180	$15,396	$—	$145,576
Expenses:
Direct expenses	111,133	12,489	—	123,622
Selling, general and administrative expenses	8,076	324	—	8,400
Management fees	(616)	616	—	—
Loss on disposal of assets, net	638	—	—	638

	119,231	13,429	—	132,660

Operating income	10,949	1,967	—	12,916
Equity in net income of consolidated subsidiaries	(1,181)	—	1,181	—
Interest expense	6,997	—	—	6,997
Other (income) expense, net	(50)	—	—	(50)

	5,766	—	1,181	6,947

Earnings before income taxes	5,183	1,967	(1,181)	5,969
Income tax expense	1,601	786	—	2,387

Net earnings	$3,582	$1,181	$(1,181)	$3,582

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$303,623	$165,839	$—	$469,462
Expenses:
Direct expenses	260,796	133,700	—	394,496
Selling, general and administrative
Expenses	22,942	5,350	—	28,292
Management fees	(6,634)	6,634	—	—
Loss on disposal of assets, net	11	—	—	11

	277,115	145,684	—	422,799

Operating income	26,508	20,155	—	46,663
Equity in net income of consolidated subsidiaries	(12,086)	—	12,086	—
Interest expense	22,116	12	—	22,128
Other (income) expense, net	(625)	—	—	(625)

	9,405	12	12,086	21,503

Earnings before income taxes	17,103	20,143	(12,086)	25,160
Income tax expense	2,487	8,057	—	10,544

Net earnings	$14,616	$12,086	$(12,086)	$14,616

	For the nine months ended September 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$354,614	$46,578	$—	$401,192
Expenses:
Direct expenses	316,236	36,035	—	352,271
Selling, general and administrative expenses	24,806	873	—	25,679
Management fees	(1,863)	1,863	—	—
Loss on dispositions of assets, net	415	—	—	415

	339,594	38,771	—	378,365

Operating income	15,020	7,807	—	22,827
Equity in net income of consolidated subsidiaries	(4,684)	—	4,684	—
Interest expense	20,790	—	—	20,790
Other (income) expense, net	(686)	—	—	(686)

	15,420	—	4,684	20,104

Earnings before income taxes	(400)	7,807	(4,684)	2,723
Income tax expense	(2,034)	3,123	—	1,089

Net earnings	$1,634	$4,684	$(4,684)	$1,634

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$6,384	$5,174	$(5,174)	$6,384
Unrealized gain on short-term investments	(18)	—	—	(18)
Changes in pension plan assets and benefit obligations	(2)	—	—	(2)

	$6,364	$5,174	$(5,174)	$6,364

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$3,582	$1,181	$(1,181)	$3,582
Unrealized gain on short-term investments	(90)	—	—	(90)
Changes in pension plan assets and benefit obligations	(11)	—	—	(11)

	$3,481	$1,181	$(1,181)	$(3,481)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$14,616	$12,086	$(12,086)	$14,616
Unrealized gain on short-term investments	49	—	—	49
Changes in pension plan assets and benefit obligations	(14)	—	—	(14)

	$14,651	$12,086	$(12,086)	$14,651

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$1,634	$4,684	$(4,684)	$1,634
Unrealized gain on short-term investments	61	—	—	61
Changes in pension plan assets and benefit obligations	(10)	—	—	(10)

	$1,685	$4,684	$(4,684)	$(1,685)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25,632	$404	$—	$26,036
Investing activities:
Purchase of property and equipment	(83,187)	—	—	(83,187)
Proceeds from asset dispositions	9,702	—	—	9,702
Purchase of short-term investments	(167,952)	—	—	(167,952)
Proceeds from sale of short-term investments	194,957	—	—	194,957
Payments for deposits on aircraft, net of refunds	(5,807)	—	—	(5,807)

Net cash used in investing activities	(52,287)	—	—	(52,287)

Financing activities:
Proceeds on line of credit, net	22,948	—	—	22,948

Net cash provided by financing activities	22,948	—	—	22,948

Increase (decrease) in cash	(3,707)	404	—	(3,303)
Cash, beginning of period	4,313	778	—	5,091

Cash, end of period	$606	$1,182	$—	$1,788

	For the nine months ended September 30, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$22,068	$(8)	$—	$22,060
Investing activities:
Purchase of property and equipment	(66,747)	—	—	(66,747)
Proceeds from asset dispositions	3,804	—	—	3,804
Purchase of short-term investments	(193,557)	—	—	(193,557)
Proceeds from sale of short-term investments	241,989	—	—	241,989
Payments for deposits on aircraft, net of refunds	(12,009)	—	—	(12,009)

Net cash used in investing activities	(26,520)	—	—	(26,520)

Financing activities:
Payment on line of credit, net	4,294	—	—	4,294

Net cash provided by financing activities	4,294	—	—	4,294

Decrease in cash	(158)	(8)	—	(166)
Cash, beginning of period	2,957	671	—	3,628

Cash, end of period	$2,799	$663	$—	$3,462

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Operating revenues for the three months ended September 30, 2012 were $170.9 million, compared to $145.6 million for the three months ended September 30, 2011, an increase of $25.3 million. Oil and Gas segment operating revenues increased $18.4 million for the quarter ended September 30, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues resulting mainly from the continuing improvement in deepwater drilling activity since the Macondo incident in 2010. Operating revenues in the Air Medical segment increased $7.1 million primarily due to an increase in revenues in the independent provider programs of $6.0 million. This increase was due to increased patient transports, improvement in the payor mix, and also due to rate increases implemented in the prior and current years. Operating revenues related to hospital based contracts increased $1.1 million, primarily due to revenue recorded in the quarter related to aircraft mobilization for the SRCA project.

In April 2012, our subsidiary PHI Air Medical, L.L.C. entered into a three-year contract with the SRCA to provide helicopter emergency medical services in the Kingdom of Saudi Arabia. See Notes to Condensed Consolidated Financial Statements, Note 3. Commitments and Contingencies regarding a description of this contract. As of September 30, 2012, all seven of the new aircraft have been delivered by the manufacturer to PHI. We commenced flight operations in late September 2012, with two aircraft in service.

Flight hours for the quarter ended September 30, 2012 were 40,789 compared to 39,223 for the quarter ended September 30, 2011. Oil and Gas segment flight hours increased 1,707 hours due to increases in medium and heavy aircraft flight hours attributable to improvements in deepwater drilling activity subsequent to the Macondo incident. Air Medical segment flight hours decreased 141 hours for the quarter ended September 30, 2012, due to decreased flight hours in the hospital-based programs. Individual patient transports in the Air Medical segment were 4,986 for the quarter ended September 30, 2012, compared to transports of 4,881 for the quarter ended September 30, 2011.

Net Oil and Gas segment profit was $19.4 million for the quarter ended September 30, 2012, compared to $13.5 million for the quarter ended September 30, 2011. The increase of $5.9 million was due to increased revenues of $18.4 million, primarily in medium and heavy aircraft revenue, partially offset by an increase in direct expense of $12.4 million, discussed further in the Segment Discussion below.

Net segment profit for the Air Medical segment was $7.0 million for the quarter ended September 30, 2012, compared to $6.1 million for the quarter ended September 30, 2011. The increase in segment profit in the Air Medical segment was primarily due to increased revenues of $7.1 million, partially offset by an increase in direct expense of $5.6 million, as discussed in the Segment Discussion below.

Net earnings for the quarter ended September 30, 2012 was $6.4 million, or $0.41 per diluted share, compared to net earnings of $3.6 million for the quarter ended September 30, 2011, or $0.23 per diluted share. Pre-tax earnings were $11.4 million for the quarter ended September 30, 2012, compared to pre-tax earnings of $6.0 million for the same period in 2011. The SRCA contract is structured as a hospital contract, but had minimal revenue in the third quarter 2012, with only two aircraft operational. This project reflected a pre-tax loss of $2.8 million for the third quarter due only to startup delays. However, we expect the SRCA project to generate slightly positive earnings for 2012 due to revenue operations increasing throughout the fourth quarter for aircraft and contracted ground resources.

Year to date operating revenues for September 30, 2012 were $469.5 million, compared to $401.2 million for the nine months ended September 30, 2011, an increase of $68.3 million. Oil and Gas operating revenues increased $48.0 million for the nine months ended September 30, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues, attributable mainly to the continuing improvement in deepwater drilling activity since the Macondo incident in 2010. Operating revenues in the Air Medical segment increased $21.1 million primarily due to increased revenues in the independent provider programs of $17.7 million, primarily due to increased patient transports, improvement in the payor mix, and rate increases implemented in the prior and current years. Revenues related to hospital based contracts increased $3.3 million, including revenue of $1.5 million recorded in the nine months ended September 30, 2012 related to aircraft mobilization for the SRCA project.

Flight hours for the nine months ended September 30, 2012 were 115,034 compared to 110,395 for the nine months ended September 30, 2011. Oil and Gas segment’s flight hours increased 4,004 hours due to an increase in medium and heavy aircraft flight hours. Air Medical segment flight hours increased 647 hours for the nine months ended September 30, 2012. Individual patient transports in the Air Medical segment were 13,954 for the nine months ended September 30, 2012, compared to transports of 13,441 for the nine months ended September 30, 2011, an increase of 513 transports.

Net Oil and Gas segment profit was $45.7 million for the nine months ended September 30, 2012, compared to $30.0 million for the nine months ended September 30, 2011. The increase of $15.7 million was primarily due to increased revenues of $48.0, primarily in medium and heavy aircraft revenue, partially offset by an increase in direct expense of $32.2 million, discussed further in the Segment Discussion.

Net segment profit for the Air Medical segment was $20.2 million for the nine months ended September 30, 2012, compared to $11.5 million for the nine months ended September 30, 2011. The increase in segment profit in the Air Medical segment was primarily due to the increased revenues in the independent provider programs, partially offset by an increase in direct expenses of $10.2 million, discussed further in the Segment Discussion.

Net earnings for the nine months ended September 30, 2012 was $14.6 million, or $0.94 per diluted share, compared to net earnings of $1.6 million for the nine months ended September 30, 2011, or $0.11 per diluted share. Pre-tax earnings were $25.2 million for the nine months ended September 30, 2012, compared to pre-tax earnings of $2.7 million for the same period in 2011. The SRCA project reflected a pre-tax loss of $3.7 million for the nine months ended September 30, 2012, due only to startup delays. However, the SRCA project is expected to generate slightly positive earnings for 2012 due to revenue operations increasing throughout the fourth quarter for aircraft and contracted ground resources.

Our Oil and Gas segment continues to improve with additional deepwater drilling activity by our customers, with such activity projected to exceed pre-Macondo levels by the end of 2012 and require us to provide additional medium and heavy aircraft.

Also, in our Air Medical segment, we have recently commenced the startup of several projects, including the SRCA contract, which collectively we believe will have a favorable effect on net segment profit particularly in 2013 and 2014.

Operating Statistics

The following tables present certain non-financial operational statistics for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Flight hours:
Oil and Gas	31,608	29,901	88,155	84,151
Air Medical (1)	9,181	9,322	26,329	25,682
Technical Services	—	—	550	562

Total	40,789	39,223	115,034	110,395

Air Medical Transports (2)	4,986	4,881	13,954	13,441

			September 30,
			2012	2011
Aircraft operated at period end:
Oil and Gas (3)			162	164
Air Medical (4)			97	88
Technical Services			6	5

Total (3) (4)			265	257

(1)	Flight hours include 2,542 flight hours associated with hospital-based contracts, compared to 2,729 flight hours in the prior year quarter, and 7,340 flight hours year-to-date, compared to 7,415 in the prior year-to-date.
(2)	Represents individual patient transports for the period.
(3)	Includes nine aircraft as of September 30, 2012 and 2011 that are customer owned.
(4)	Includes 13 aircraft as of September 30, 2012 and seven aircraft as of September 30, 2011 that are customer owned.

Results of Operations

Quarter Ended September 30, 2012 compared with Quarter Ended September 30, 2011

Combined Operations

Revenues – Operating revenues for the three months ended September 30, 2012 were $170.9 million, compared to $145.6 million for the three months ended September 30, 2011, an increase of $25.3 million. Oil and Gas operating revenues increased $18.4 million for the quarter ended September 30, 2012, related primarily to increased medium and heavy aircraft flight hours and revenues. Operating revenues in the Air Medical segment increased $7.1 million primarily due to increased revenues in the independent provider programs due to $6.0 million to improvements in the payor mix, rate increases implemented in the prior and current years, and increased patient transports. Operating revenues related to hospital based contracts increased $1.1 million, primarily due to revenue recorded in the quarter related to aircraft mobilization for the SRCA project.

Flight hours for the quarter ended September 30, 2012 were 40,789 compared to 39,223 for the quarter ended September 30, 2011. Oil and Gas segment’s flight hours increased 1,707 hours due to increases in medium and heavy aircraft flight hours. Air Medical segment flight hours decreased 141 hours for the quarter ended September 30, 2012, due to decreased flight hours in the traditional programs. Individual patient transports in the Air Medical segment were 4,986 for the quarter ended September 30, 2012, compared to transports of 4,881 for the quarter ended September 30, 2011.

Direct Expenses – Direct operating expense was $141.7 million for the three months ended September 30, 2012, compared to $123.6 million for the three months ended September 30, 2011, an increase of $18.1 million. Aircraft rent increased ($3.6 million) due to the acquisition of four heavy aircraft in 2011 and four heavy aircraft in 2012 funded with operating leases. We also experienced increases in aircraft maintenance costs due to an increase in warranty costs ($2.7 million). Aircraft maintenance expense represents approximately 15% of total direct expense. Employee compensation expenses increased ($9.6 million). Employee compensation expense represents approximately 45% of total direct expense. Aircraft depreciation increased ($0.9 million) due to additional aircraft. Fuel expenses increased ($1.2 million) due to increases in per-gallon costs and also due to additional flight hours in heavy and medium aircraft. Fuel expense represents approximately 8% of total direct expense. Other items increased, net ($0.1 million). Included in the foregoing direct expense categories was a total of $3.6 million related to start up and operational delays on the SRCA project.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $9.8 million for the three months ended September 30, 2012, compared to $8.4 million for the three months ended September 30, 2011. The $1.4 million increase is due to increased employee compensation expenses ($1.2 million), related to restricted stock units issued under the PHI, Inc. Long-Term Incentive Plan discussed in Note 6.

Interest Expense – Interest expense was $7.5 million for the three months ended September 30, 2012, compared to $7.0 million for the three months ended September 30, 2011. The increase is due to the increased balance on the revolving credit facility.

Other Expense – Losses on asset dispositions were $0.7 million for the three months ended September 30, 2012, compared to a loss of $0.6 million for the three months ended September 30, 2011.

Income Taxes – Income tax expense for the three months ended September 30, 2012 was $5.1 million compared to $2.4 million for the three months ended September 30, 2011. The effective tax rate was 44% for the three months ended September 30, 2012, and 40% for the three months ended September 30, 2011. We recorded a valuation allowance against our foreign tax credit carryforwards of $0.5 million in the third quarter of 2012.

Net Earnings – Net income for the three months ended September 30, 2012 was $6.4 million compared to net income of $3.6 million for the three months ended September 30, 2011. Earnings before income taxes for the three months ended September 30, 2012 was $11.4 million compared to earnings before tax of $6.0 million for the same period in 2011. Earnings per diluted share was $0.41 for the current quarter compared to earnings per diluted share of $0.23 for the prior year quarter. We had 15.3 million weighted average common shares outstanding during the three months ended September 30, 2012 and 2011. The increase in earnings before taxes for the quarter ended September 30, 2012 is primarily due to increased revenues and segment operating profit in the Oil and Gas and Air Medical segments. Earnings for the three months ended September 30, 2012 also included an operating loss before tax of $2.8 million for the SRCA project due only to operational delays in startup of the project. However, the SRCA project is expected to generate slightly positive earnings for 2012 due to revenue operations increasing throughout the fourth quarter for aircraft and contracted ground resources.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $115.0 million for the three months ended September 30, 2012, compared to $96.6 million for the three months ended September 30, 2011, an increase of $18.4 million. Flight hours were 31,608 for the current quarter compared to 29,901 for the same quarter in the prior year. The increase in revenue is primarily due to increased medium and heavy aircraft flight hours and revenues, due to an increase in deepwater drilling activity compared to the same period in 2011 when there was no significant deepwater drilling activity due to the Deepwater Horizon incident.

The number of aircraft in the segment was 162 at September 30, 2012 and 164 at September 30, 2011. We have sold or disposed of nine light and two medium aircraft in the Oil and Gas segment since September 30, 2011. We added 14 new aircraft to the Oil and Gas segment since September 30, 2011, consisting of five light, three medium and six heavy aircraft. Inter-segment aircraft transfers account for the remaining amount.

Direct expense in our Oil and Gas segment was $94.6 million for the three months ended September 30, 2012, compared to $82.2 million for the three months ended September 30, 2011, an increase of $12.4 million. Aircraft rent expense increased ($3.3 million) due to the acquisition of four heavy aircraft in 2011 and four heavy aircraft in 2012, funded with operating leases. Employee compensation expenses increased ($6.1 million) due to compensation rate increases and an increase in the number of employees in the Oil and Gas segment. Aircraft warranty costs increased ($2.3 million) due to increased flight hours. Other items increased, net ($0.7 million).

Our Oil and Gas segment profit was $19.4 million for the quarter ended September 30, 2012, compared to $13.5 million for the quarter ended September 30, 2011. Operating margins (segment profit divided by operating revenues) were 17% for the three months ended September 30, 2012, compared to 14% for the three months ended September 30, 2011. The increase in segment profit of $5.9 million was primarily due to increased revenues of $18.4 million, partially offset by increased direct expenses of $12.4 million as previously discussed. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed, and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.

Air Medical – Air Medical segment revenues were $54.0 million for the three months ended September 30, 2012, compared to $46.9 million for the three months ended September 30, 2011, an increase of $7.1 million. The increase was primarily due to increased revenue of $6.0 million in the independent provider programs related to improved payor mix, rate increases implemented in 2011 and 2012, and increased patient transports. Operating revenues related to hospital based contracts increased $1.1 million primarily due to revenue recorded in the quarter related to aircraft mobilization for the SRCA project. Total patient transports were 4,986 for the three months ended September 30, 2012, compared to 4,881 for the three months ended September 30, 2011.

Flight hours were 9,181 for the three months ended September 30, 2012, compared to 9,322 for the three months ended September 30, 2011 due to decreased flight hours in the traditional programs. The number of aircraft in the segment was 97 at September 30, 2012 and 88 at September 30, 2011. Since September 30, 2011, we added seven medium aircraft related to the SRCA project. These aircraft will ultimately be owned by the lessor who is leasing the aircraft to SRCA. We sold or disposed of two light aircraft. Inter-segment aircraft transfers account for the remaining amount.

Direct expense in our Air Medical segment was $45.3 million for the three months ended September 30, 2012, compared to $39.7 million for the three months ended September 30, 2011. There was an increase in employee compensation expense ($3.5 million) due to additional employees and rate increases. There was also increases in aircraft rent ($0.3 million) and aircraft depreciation ($0.3 million) due to additional aircraft added to the fleet. Aircraft warranty costs increased ($0.3 million) and component repair costs increased ($1.9 million). Other items decreased, net ($0.7 million). Included in the above categories was $3.6 million direct expense related to the startup and operational delays on the SRCA project.

Selling, general and administrative expenses were $1.7 million for the three months ended September 30, 2012, compared to $1.1 million for the three months ended September 30, 2011. Allocations of shared services increased the segment’s quarterly expense $0.3 million. There was also an increase in employee compensation expenses ($0.3 million).

Our Air Medical segment’s profit was $7.0 million for the quarter ended September 30, 2012, compared to $6.1 million for the quarter ended September 30, 2011. Operating margins were 13% for the three months ended September 30, 2012, and the three months ended September 30, 2011. The improvement in segment operating income was primarily due to an increase in transports, increase in rates in 2011 and 2012, closure of unprofitable bases, and cost reductions. Earnings for the three months ended September 30, 2012 also included a net loss before tax of $2.8 million for the SRCA project due to operational delays in startup of the project. However, the SRCA project is expected to generate slightly positive earnings for 2012 due to revenue operations increasing throughout the fourth quarter for aircraft and contracted ground resources.

Technical Services – Technical Services revenues were $1.9 million for the three months ended September 30, 2012, compared to $2.1 million for the three months ended September 30, 2011. Direct expenses in our Technical Services segment were $1.8 million for the three months ended September 30, 2012, and for the three months ended September 30, 2011. Our Technical Services segment’s operating income was $0.1 million for the three months ended September 30, 2012, compared to $0.3 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 compared with Nine Months Ended September 30, 2011

Combined Operations

Revenues – Operating revenues for the nine months ended September 30, 2012 were $469.5 million, compared to $401.2 million for the nine months ended September 30, 2011, an increase of $68.3 million. Oil and Gas operating revenues increased $48.0 million for the nine months ended September 30, 2012, related primarily to increased medium and heavy aircraft revenue due to increased flight hours attributable to the continuing improvement in deepwater drilling activity since the Macondo incident in 2010. Operating revenues in the Air Medical segment increased $21.1 million primarily due to increased revenues in the independent provider programs of $17.7 million, primarily due to increased patient transports, improvement in the payor mix, and rate increases implemented in the prior and current years. Revenues related to hospital based contracts increased $3.3 million, with revenue of $1.5 million recorded in the nine month period related to aircraft mobilization for the SRCA project.

Flight hours for the nine months ended September 30, 2012 were 115,034 compared to 110,395 for the nine months ended September 30, 2011. Oil and Gas segment’s flight hours increased 4,004 hours due to an increase in deepwater drilling activity in the Gulf of Mexico. Air Medical segment flight hours increased 647 hours for the nine months ended September 30, 2012, primarily due to increased flight hours in the independent provider programs. Transports in the independent provider programs were 13,954 for the nine months ended September 30, 2012, compared to 13,441 transports for the nine months ended September 30, 2011.

Direct Expenses – Direct operating expense was $394.5 million for the nine months ended September 30, 2012, compared to $352.3 million for the nine months ended September 30, 2011, an increase of $42.2 million. There was an increase in employee compensation expense ($22.5 million) due to additional employees and rate increases compared to the prior year. Employee compensation expense represents approximately 45% of total direct expense. We also experienced increases in aircraft rent ($8.1 million) and aircraft depreciation ($2.5 million) due to additional aircraft added to the fleet. Fuel expense increased ($3.7 million) due to increased flight hours, particularly in medium and heavy aircraft. Fuel expense represents approximately 7% of total direct expense. Aircraft maintenance costs increased due to increases in aircraft warranty costs ($6.6 million), and component repair costs ($5.2 million). Aircraft maintenance expense represents approximately 15% of total direct expense. There were decreases in aircraft parts usage ($7.1 million). Other items increased, net ($0.7 million). Included in the above categories of expense is a total of $5.0 million representing startup costs and operational delays on the SRCA project. This amount includes employee compensation costs ($2.6 million), airfares, lodging, freight costs ($1.4 million), pilot training cost ($0.4 million), base operating costs ($0.3 million) and other items ($0.3 million).

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $28.3 million for the nine months ended September 30, 2012, compared to $25.7 million for the nine months ended September 30, 2011. The $2.6 million increase was primarily due to increased employee compensation expense ($3.0 million), partially offset by decreases in legal and accounting fees ($0.8 million). Other items increased, net ($0.4 million).

Interest Expense – Interest expense was $22.1 million for the nine months ended September 30, 2012, compared to $20.8 million for the nine months ended September 30, 2011. This increase is due to the increased balance on the revolving credit facility.

Other Expense – Loss on dispositions of assets was less than $0.1 million for the nine months ended September 30, 2012, compared to a loss of $0.4 million for the nine months ended September 30, 2011. These amounts represent losses on sales of aircraft that no longer meet our strategic needs.

Other income was $0.6 million for the nine months ended September 30, 2012, compared to $0.7 million for the nine months ended September 30, 2011. Other income consists primarily of interest income.

Income Taxes – Income tax expense for the nine months ended September 30, 2012 was $10.5 million compared to income tax expense of $1.1 million for the nine months ended September 30, 2011. The effective tax rate was 42% for the nine months ended September 30, 2012, and 40% for the nine months ended September 30, 2011. A valuation allowance against foreign tax credit carryforwards of $0.5 million is included in the nine months ended September 30, 2012.

Net Earnings – Our net earnings for the nine months ended September 30, 2012 was $14.6 million compared to net earnings of $1.6 million for the nine months ended September 30, 2011. Earnings per diluted share was $0.94 for the nine months ended September 30, 2012, compared to earnings per diluted share of $0.11 for the prior year period. We had 15.3 million common shares outstanding during the nine months ended September 30, 2012 and 2011. Earnings before taxes for the nine months ended September 30, 2012 was $25.2 million, compared to $2.7 million for the same period in 2011. The increase was primarily due to an increase in Oil and Gas segment earnings of $15.6 million and an increase in Air

Medical segment earnings of $8.7 million. Earnings for the nine months ended September 30, 2012 also included a net loss before tax of $3.7 million for the SRCA project due only to operational delays in startup of the project. However, the SRCA project is expected to generate slightly positive earnings for 2012 due to revenue operations increasing throughout the fourth quarter for aircraft and contracted ground resources.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $312.3 million for the nine months ended September 30, 2012, compared to $264.3 million for the nine months ended September 30, 2011, an increase of $48.0 million. Flight hours were 88,155 for the nine months ended September 30, 2012, compared to 84,151 for the same period in 2011. The increase in Oil and Gas revenues was related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater drilling activity in the Gulf of Mexico. In 2011, there was no significant deepwater drilling activity following the Macondo incident in 2010.

Direct expense in our Oil and Gas segment was $263.8 million for the nine months ended September 30, 2012, compared to $231.6 million for the nine months ended September 30, 2011, an increase of $32.2 million. Employee compensation expense increased ($17.5 million) due to an increase in employees and rate increases. Fuel expense increased ($3.2 million) as a result of increased flight hours. Total fuel cost is included in direct expense and reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Aircraft rent expense increased ($6.8 million) and aircraft depreciation increased ($1.8 million) due to additional aircraft added to the fleet. Aircraft warranty costs also increased ($6.1 million), and component repair costs increased ($1.8 million). There were decreases in aircraft parts usage ($4.5 million) and other items, net ($0.5 million).

Selling, general and administrative expenses were $2.8 million for the nine months ended September 30, 2012, compared to $2.7 million for the nine months ended September 30, 2011.

Our Oil and Gas net segment profit was $45.7 million for the nine months ended September 30, 2012, compared to $30.0 million for the nine months ended September 30, 2011. The $15.7 million increase was due to the increase in revenues of $48.0 million, partially offset by an increase in direct expenses of $32.2 million. Operating margins were 15% for the nine months ended September 30, 2012, compared to 11% for the nine months ended September 30, 2011. The increase in operating income and margin is primarily due to increased medium and heavy aircraft revenue attributable to increased deepwater drilling activity in the Gulf of Mexico, as discussed above. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.

Air Medical – Air Medical segment revenues were $150.6 million for the nine months ended September 30, 2012, compared to $129.5 million for the nine months ended September 30, 2011, an increase of $21.1 million or 17%. Revenues in the independent provider programs increased $17.7 million, primarily due to increased patient transports, improvement in the payor mix, and rate increases implemented in the prior and current years. Revenues related to hospital based contracts increased $3.3 million with revenue of $1.5 million recorded related to aircraft mobilization for the SRCA project. Patient transports were 13,954 for the nine months ended September 30, 2012, compared to 13,441 for the nine months ended September 30, 2011, an increase of 513 transports. Flight hours were 26,329 for the nine months ended September 30, 2012, compared to 25,682 for the nine months ended September 30, 2011.

Direct expense in our Air Medical segment was $125.3 million for the nine months ended September 30, 2012, compared to $115.1 million for the nine months ended September 30, 2011. The $10.2 million increase is primarily due to aircraft rent ($1.3 million) and aircraft depreciation ($0.8 million) due to additional aircraft added to the fleet. There were also increases in employee compensation expense ($4.8 million) primarily due to increased employees and compensation rate increases, and component repair costs ($3.5 million). Other items decreased, net ($0.2 million).

Selling, general and administrative expenses were $5.1 million for the nine months ended September 30, 2012, compared to $2.9 million for the nine months ended September 30, 2011. Allocations of shared services increased the segment’s year to date expense $0.8 million. Other increases include employee compensation expenses ($0.8 million), legal fees ($0.3 million), other items, net ($0.3 million).

Our Air Medical net segment profit was $20.2 million for the nine months ended September 30, 2012, compared to $11.5 million for the nine months ended September 30, 2011. Operating margins were 13% and 9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in segment operating income was primarily due to an increase in transports, increase in rates in 2011 and 2012, closure of unprofitable bases, and cost reductions. Earnings for the nine months ended September 30, 2012 also included a net loss before tax of $3.7 million for the SRCA project due only to operational delays in startup of the project. However, the SRCA project is expected to generate slightly positive earnings for 2012 due to revenue operations increasing throughout the fourth quarter for aircraft and contracted ground resources.

Technical Services – Technical Services revenues were $6.6 million for the nine months ended September 30, 2012, compared to $7.4 million for the nine months ended September 30, 2011. Direct expenses in our Technical Services segment were $5.4 million for the nine months ended September 30, 2012, compared to $5.6 million for the nine months ended September 30, 2011. Our Technical Services segment’s operating income was $1.2 million for the nine months ended September 30, 2012, compared to $1.8 million for the nine months ended September 30, 2011. Operating margins were 19% for the nine months ended September 30, 2012, compared to 24% for the nine months ended September 30, 2011.

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

Cash Flow

Our cash position was $1.8 million at September 30, 2012, compared to $5.1 million at December 31, 2011. Short-term investments were $71.9 million at September 30, 2012, and $100.0 million at December 31, 2011. Working capital was $226.0 million at September 30, 2012, compared to $230.6 million at December 31, 2011, a decrease of $4.6 million. There was a decrease in investments of $28.1 million due to the purchase of two heavy aircraft off of lease. Accounts payable increased primarily due to increased operating activity, and also included an increase in interest payable of $6.2 million related to our Senior Notes due to timing of interest payments, which are October 15 and April 15 and commenced April 15, 2011. Trade accounts receivable increased $39.9 million, primarily due to increased operating revenues, and inventory increased $8.4 million. Other current assets consist of the cost incurred for the seven new aircraft for the SRCA project. Additionally, included in accrued liabilities is $67.2 million representing funds advanced to date from the company that will lease the aircraft to SRCA. Remaining amounts to fund the aircraft were previously deposited into an escrow account.

Net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2012, compared to $22.1 million for the same period in 2011, an increase of $3.9 million. Net earnings adjusted for non-cash items contributed $54.5 million of cash flow for the nine months ended September 30, 2012, compared to $27.2 million for the same period in 2011, an increase of $27.3 million, primarily due to the increase in earnings. Changes in working capital account balances provided an offsetting decrease of $23.3 million when comparing the nine months ended September 30, 2012, compared to the same period in 2011.

Net cash used in investing activities was $52.3 million for the nine months ended September 30, 2012, compared to $26.5 million cash used in investing activities for the same period in 2011. Purchases and sales of short-term investments provided $26.0 million during the nine months ended September 30, 2012 compared to net cash provided of $48.4 million in the comparable prior year period. Capital expenditures were $83.2 million for the nine months ended September 30, 2012, compared to $66.8 million for the same period in 2011. Capital expenditures for 2012 included $71.0 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2011 included $62.7 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from asset dispositions were $9.7 million for the nine months ended September 30, 2012, compared to $3.8 million for the same period in 2011.

Financing activities for the nine months ended September 30, 2012 include only proceeds of and payments on the revolving credit facility. For the nine months ended September 30, 2012, we had net cash provided of $22.9 million, compared to net cash provided of $4.3 for the same period in 2011.

Long Term Debt

As of September 30, 2012, our total long-term debt was $369.0 million, consisting of our $300 million 8.625% Senior Notes due 2018 and $69.0 million outstanding on our revolving credit facility. For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 4 to our financial statements included in this report.

At September 30, 2012, we had $69.0 million in borrowings under our senior secured revolving credit facility. During the quarter ended September 30, 2012, $76.5 million was the highest loan balance, with a weighted average balance of $72.1 million. During the same period for 2011, $35.4 million was the highest loan balance, with a weighted average balance of $24.8 million.

Contractual Obligations

The table below sets out our contractual obligations as of September 30, 2012 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of September 30, 2012, and expect to remain in compliance through the year ending December 31, 2012. As of September 30, 2012, we leased 24 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2012	2013	2014	2015	2016	Beyond 2016
		(Thousands of dollars)
Aircraft purchase commitments (1)	$207,433	$39,545	$167,888	$—	$—	$—	$—
Aircraft lease obligations	207,088	9,212	39,115	39,115	38,838	31,942	48,866
Other lease obligations	15,468	800	2,736	2,408	2,254	1,965	5,305
Long-term debt	368,995	—	—	68,995	—	—	300,000
Senior notes interest	162,797	12,938	25,875	25,875	25,875	25,875	46,359

	$961,781	$62,495	$235,614	$136,393	$66,967	$59,782	$400,530

(1)	For information about these aircraft purchase commitments, see Note 3 to the financial statements in this report.

As of September 30, 2012, we had options to purchase aircraft under lease becoming exercisable in 2012 ($15.7 million), 2013 ($38.8 million), 2014 ($114.4 million), 2016 ($35.9 million), and 2017 ($71.4 million). We intend to exercise these options as they become exercisable, subject to market conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $69.0 million in borrowings outstanding at September 30, 2012, a 10% increase (0.425%) in the interest rate would reduce our annual pre-tax earnings approximately $0.3 million.

Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At September 30, 2012, the market value of the notes was approximately $314.2 million, based on quoted market indications.

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

For information regarding legal proceedings, see “Legal Matters” in Note 3 to our financial statements included in this report, which is incorporated herein by reference. These legal matters were also discussed in our Form 10-K for the year ended December 31, 2011 and in our Form 10-Q for the quarter ended March 31, 2012 and June 30, 2012.

Item 1. A.	RISK FACTORS

Item 1.A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a discussion of our risk factors. Except as described below, there have been no significant changes to our risk factors.

We must obtain additional financing in order to fund our aircraft purchase and other obligations.

As of September 30, 2012, we had obligations related to aircraft purchase commitments totaling approximately $207.4 million due in 2012 and 2013, along with other significant contractual obligations as described in this report. As of September 30, 2012, we had approximately $73.9 million in cash and short-term investments and $30.1 million available under our $100.0 million revolving credit facility. We intend to seek to obtain operating leases and/or additional debt financing to fund these obligations. We have no current commitments or arrangements with respect to such financing, and no assurances can be given that such financing will be available to us on acceptable terms. Our inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Trudy McConnaughhay has been named to succeed Michael J. McCann as the Company’s Chief Financial Officer in anticipation of and effective upon Mr. McCann’s previously announced retirement on or about November 5, 2012. As Chief Financial Officer, Ms. McConnaughhay will also serve as the Company’s Principal Accounting Officer and Secretary.

Ms. McConnaughhay, 53, served as Vice-President, Principal Accounting Officer and Corporate Controller of Global Industries, Ltd. from October 2005 to September 2011. She joined Global Industries in 1999 and held several accounting, financial management and tax roles including Director of Finance and Tax and Corporate Controller. Prior to its acquisition by Technip in November 2011, Global Industries was a publicly traded leading provider of offshore construction and support services to the oil and gas industry worldwide, with $1.2 billion in total assets as of September 30, 2011. From September 2011 to July, 2012, she served as Chief Financial Officer of Dynamic Group Holdings, LLC, a private company servicing the offshore and onshore oil and gas industry, including U.S. and international onshore and offshore construction and equipment rental. From July 30, 2012 until her appointment as

Chief Financial Officer, she has served as the Company’s Director of Special Projects, Finance. She is a graduate of McNeese State University and a Certified Public Accountant, and has more than 30 years of experience in both public and private accounting.

Ms. McConnaughhay will receive an annual salary of $275,000 and participate in the Senior Management Incentive Bonus Plan for 2012 at the same level as the current CFO, prorated for the time she is employed by the Company during 2012. She is also eligible to participate in the Officers Deferred Compensation Plan. The Company will provide her with relocation assistance consisting of reasonable closing costs on the sale of her home and purchase of a new home, and moving costs. On August 2, 2012, the Compensation Committee of the Company’s Board of Directors awarded Ms. McConnaughhay 10,110 time-vested restricted stock units. The time-vested restricted stock units will vest and be payable in non-voting common stock on August 2, 2015 if she continues to be employed on that date. The Committee also granted Ms. McConnaughhay, effective as of the date she becomes the Chief Financial Officer, performance-based restricted stock units, in such number equal to 50% of her annual salary divided by the average closing price of the Company’s non-voting common stock in the month before the effective date of the grant, October 2012, prorated at the number of days during the 2012-2014 performance period that she is employed by the Company as its Chief Financial Officer. The performance-based restricted stock units will vest and be payable in non-voting common stock after a three-year performance period ending December 31, 2014, subject to achievement of performance criteria. Vesting of all restricted stock unit awards will be accelerated upon termination of employment due to death or disability, or if a change of control of the Company occurs.

On November 2, 2012, PHI Inc. (the “Company”) entered into an Agreement, Release and Waiver (the “Severance Agreement”) with Michael J. McCann, the Company’s Chief Financial Officer and Secretary, in connection with his retirement. Under the terms of the Severance Agreement, Mr. McCann will receive a lump-sum retirement benefit equal to two weeks of base salary for each year of service with the Company, for a total of approximately $157,000. Mr. McCann will also be paid a pro-rated amount with respect to the bonus for 2012 under the Senior Management Incentive Bonus Plan, if the plan targets are met. Additionally, Mr. McCann’s outstanding 14,216 time-vested restricted stock units have vested, and will be paid in January, 2013. He will forfeit his performance-based restricted stock units, pursuant to their terms. The Company agreed to pay 50% of the medical plan coverage elected by Mr. McCann for 18 months following his retirement and 50% of the applicable premium for coverage for Mr. McCann and one additional eligible family member thereafter until Mr. McCann is eligible for Medicare or covered by another employer’s plan. On November 5, 2012, the Company also entered into a related six-month Consultant Agreement with Mr. McCann, pursuant to which he has agreed to make himself available at the Company’s request to consult with officers and employees of the Company at a rate of $150 per hour. In consideration of the benefits provided under the Severance Agreement, Mr. McCann has agreed to maintain the confidentiality of the Company’s confidential information, not to solicit customers or employees for two years, not to perform work or provide services as an employee, consultant or contractor to PHI’s competitors and to release the Company from claims he may have concerning his employment with the Company.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed October 13, 2011).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q filed on November 7, 2011).

4.5	Fourth Amendment dated March 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.5 to PHI’s Report on Form 10-Q filed on May 9, 2012).

4.6	Fifth Amendment dated September 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank.

4.7	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.8	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10.1	Terms of Employment of Trudy M. McConnaughhay, dated July 6, 2012.

10.2	Agreement, Release and Waiver by and between Michael J. McCann and the Company dated as of November 2, 2012.

10.3	Consulting Agreement by and between Michael J. McCann and the Company dated as of November 2, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Michael J. McCann, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 5, 2012	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 5, 2012	By:	/s/ Michael J. McCann
Michael J. McCann
Chief Financial Officer