Form 10-K
period 2012-12-31
PHI INC
filed 2013-03-15
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $422,364,153 based upon the last sales prices of the voting and non-voting common stock on June 30, 2012, as reported on the NASDAQ Global Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2013 was:

Voting Common Stock	2,905,757
shares. Non-Voting Common Stock	12,567,879 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Information Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

General

Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment, to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry internationally, and to non-oil and gas customers and U.S. governmental agencies such as the National Science Foundation. We also provide air medical transportation for hospitals, and for emergency service agencies where we operate as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services for existing customers, primarily to those that own their own aircraft. At December 31, 2012, we owned or operated 268 aircraft domestically and internationally, 165 of which were dedicated to our Oil and Gas segment, 97 of which were dedicated to our Air Medical segment, and 6 of which were dedicated to other operations.

Description of Operations

We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Oil and Gas. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company (“Shell”), BP America Production Company (“BP”) and ConocoPhillips Company, with whom we have worked for 30 or more years, and ExxonMobil Production Co. and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 165 aircraft in this segment.

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

Our strategic focus of our business is on deepwater activities. As of December 31, 2012, of the 165 aircraft dedicated to our Oil and Gas segment, 80 aircraft were classified as medium or heavy/transport. Our strategy is to focus more of our business on deepwater operations because we believe it will provide a stable and profitable source of revenue. Deepwater operations tend to have longer lead times and consequently, activity levels are less susceptible to short term volatility in commodity prices. The capital commitments are also substantially larger than shallow water operations and our client base is more heavily weighted to the major integrated and larger independent oil and gas companies as a result. Finally, the majority of our transportation activity services production facilities, which adds stability to our business as these facilities are more permanent in nature.

We continue to seek to expand selectively into international markets that we believe have attractive opportunities for growth. For example, as of December 31, 2012, in our oil and gas operations, we operated 5 aircraft in West Africa, and 5 aircraft in the Middle East.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, with terms generally of one to five years. These contracts provide for payment in U.S. dollars and for a fixed monthly payment per aircraft and additional variable payments based on the number of flight hours. In 2012, approximately 96% of our domestic oil and gas-related revenues was from customer contracts. Revenues from these contracts were approximately 51% from the fixed fee component and 49% from the variable fee component.

Our contracts generally limit our exposure to increases in fuel costs by passing through to our customers fuel costs in excess of pre-agreed levels. Most of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty, although customers have rarely exercised that right historically. In addition, many of our contracts permit our customers to increase or decrease the number of aircraft under contract with a corresponding increase or decrease in the fixed monthly payments, and without a significant penalty for a decrease. When our contracts expire, we believe that we have an advantage in renewing the contract based on the existing relationship with the customer, detailed knowledge of the specific operating environment, and an established base of equipment and personnel on site.

Operating revenues from the Oil and Gas segment accounted for 66%, 66%, and 67% of consolidated operating revenues during the years ended December 31, 2012, 2011, and 2010, respectively.

Air Medical. In the U.S., we provide air medical transportation services for hospitals and emergency service agencies in 17 states using approximately 88 aircraft at 68 separate locations. We also provide air medical transportation services in Saudi Arabia for the Saudi Red Crescent Authority (“SRCA”), discussed further below. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Our Air Medical operations are headquartered in Phoenix, Arizona. The Air Medical segment’s operating revenues accounted for 33%, 32%, and 31% of consolidated operating revenues for the years ended December 31, 2012, 2011, and 2010, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our accounts receivable allowances. For additional information, see Note 1—Revenue Recognition of the Notes to Consolidated Financial Statements included in this Form 10-K.

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 22%, 20%, and 16% of the segment’s revenues for 2012, 2011, and 2010, respectively.

In April 2012, our subsidiary, PHI Air Medical, L.L.C., entered into a three-year contract with the Saudi Red Crescent Authority (“SRCA”) to provide helicopter emergency medical services in the Kingdom of Saudi Arabia. The contract calls for us to place eight medium aircraft in service, along with support staff, and to operate and maintain the aircraft for the contract term. The contract envisions a transition of the program, over time, to qualified SRCA personnel, and pursuant to the contract, we shall provide training services to SRCA’s qualified pilots, technicians, paramedics, and communications specialists. Payments are in U.S. dollars based upon a fixed monthly rate and additional variable payments based upon the number of flight hours. The project commenced flight operations in late September 2012, with two aircraft in service, and at December 31, 2012, four aircraft were in service, operating from three bases. As of February 2013, nine aircraft have been delivered, all of which are projected to be operational by the end of the second quarter of 2013.

Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operated six aircraft for the National Science Foundation in Antarctica under this segment.

Operating revenues from the Technical Services segment accounted for 2%, 2%, and 2% of consolidated operating revenues for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Customers

Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our largest customer is in our Oil and Gas segment and accounted for 15%, 14%, and 14% of operating revenues for the years ended December 31, 2012, 2011, and 2010, respectively. Also, another customer in our Oil and Gas segment accounted for 13%, 15%, and 17% of operating revenues for the years ended December 31, 2012, 2011, and 2010 respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.

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

Employees

As of December 31, 2012, we employed approximately 2,588 full-time employees and 45 part-time employees, including approximately 802 pilots, 845 aircraft maintenance personnel, and 384 medical support staff.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at our facilities, and determine whether there is a need for environmental remediation based on these surveys. For additional information, see Item 1A – Risk Factors – Risks Inherent in Our Business – “Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities,” and See Note 12 to our consolidated financial statements included in this report.

Corporate Information

In December 2005, we announced a corporate name change from “Petroleum Helicopters, Inc.” to “PHI, Inc.” In addition, the trading symbol for our voting common stock changed to “PHII,” and the symbol for our non-voting common stock changed to “PHIIK.”

In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2012, Mr. Gonsoulin owned 70.3% of our outstanding voting common stock and 6.3% of our outstanding non-voting common stock, representing 18.3% of our total outstanding equity. Mr. Gonsoulin has over 35 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc., a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico, and sold it to Pool Energy Services Co. in 1998. Pool Energy Services was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.

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

We are subject to weather-related or seasonal factors, including primarily:

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

Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, only 89 of the 165 helicopters used in our oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by aircraft that can fly only under VFR. Not all of our pilots are IFR rated.

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

We depend on a small number of helicopter manufacturers for our supply of new helicopters.

There are a small number of helicopter manufacturers that can meet our needs for new aircraft to expand our fleet or replace aircraft that no longer meet our needs. If we are unable to obtain aircraft from these manufacturers with delivery dates, prices and other terms acceptable to us, our profitability and growth prospects could be adversely impacted, and the impact may be material.

We require aircraft components and parts for the maintenance and repair of aircraft, and supply constraints or cost increases could adversely affect our business.

Our ability to maintain and repair our aircraft depends on our ability to obtain a supply of aircraft components and parts. If we are unable to perform timely maintenance and repairs, our aircraft may be unable to meet contract demands or may be underutilized, which would have an adverse impact on our financial performance. In addition, obtaining supplies of aircraft components and parts can be more challenging in our foreign operations. Supply constraints or supplier cost increases for important aircraft components and parts could have a material adverse effect on our results of operations.

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

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) became law, enacting comprehensive health care reform in the United States. The legislation aims to expand health insurance coverage to uninsured Americans, and, among other things, expands Medicaid, requires U.S. citizens and legal residents to have health insurance coverage or pay a tax penalty, and assesses fees on employers who do not offer qualifying coverage to employees. The legislation also has provisions aimed at controlling health care costs. With respect to our Air Medical operations, we may see a decrease in reimbursement amounts from Medicaid, Medicare and commercial insurance payors, but may also see an increase in payments from individuals who were previously uninsured. Federal and state governments may propose and adopt other health care initiatives or changes to current laws and regulations, the impact of which cannot be predicted.

The healthcare industry is heavily regulated and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our vendors and customers, our marketing activities and other aspects of our operations. Some of these laws are described below. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services and the site of service.

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim; (3) requirements that we make repayment to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (6) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards.

Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute and other provisions of federal, state and local law. The federal False Claims Act and the Anti-Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred. The laws, regulations and standards governing the provision of healthcare services may change significantly in the future.

Under federal privacy law, as recently amended, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients.

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “covered entities,” which includes our Air Medical operations. In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted by covered entities or their business associates.

The American Recovery and Reinvestment Act, enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which modified the HIPAA legislation significantly in a manner that increases both the risk and consequences of enforcement. Violations of the HIPAA privacy and security standards, as amended by the HITECH Act, may result in civil and criminal penalties. The civil penalties range from $100 to $50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with certain “breach notification” regulations, which implement certain provisions of the HITECH Act. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured protected health information” as defined by HHS guidance. In addition, notification must be provided to the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis.

Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

Our relationships with our vendors and customers, and our marketing practices, are subject to the federal Anti-Kickback Statute and similar state laws.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangement and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. The PPACA amended the Anti-kickback Statute in a manner that makes it easier for the government to demonstrate intent to violate the statute, which is an element of a violation.

Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

The federal False Claims Act is used frequently by the government and private parties against healthcare providers in challenging the accuracy of their claims for reimbursement and other conduct related to such claims.

The federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provision of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program. There are many potential bases for liability under these false claim statutes. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a False claim for reimbursement. Pursuant to changes made by PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act.

Our international operations are subject to political, economic and regulatory uncertainty.

Our international operations represented approximately 4% of our total operating revenues for the year ended December 31, 2012; however, we are actively pursuing international opportunities, and often in lesser developed countries. As of December 31, 2012, we operated five aircraft in West Africa and 9 aircraft in the Middle East, including four in Saudi Arabia. International operations, particularly in lesser developed countries, are subject to a number of risks, including:

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

Our business is highly dependent on the offshore oil and gas industry, with approximately 66% of our total 2012 operating revenue attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Of this revenue, approximately 62% was attributable to deepwater operations. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities, and the margins we earn on these aircraft are generally higher than on smaller aircraft. In addition, we derive a significant amount of our revenue from a small number of major and independent oil and gas companies.

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

Approximately 66% of our 2012 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Our business is highly dependent on the level of activity by oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:

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

Additionally, the Gulf of Mexico is generally considered to be a mature area for oil and gas exploration, which may result in a continuing decrease in activity over time. This could materially adversely affect our business, results of operations and financial condition. In addition, the concentrated nature of our operations subjects us to the risk that a regional event could cause a significant interruption in our operations or otherwise have a material effect on our profitability.

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

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. For the year ended December 31, 2012, approximately 28% of our operating revenues were attributable to our two largest customers, Shell and BP, accounting for 15% and 13%, respectively. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, this concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

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

As of December 31, 2012, we had obligations related to aircraft purchase commitments totaling approximately $167.9 million due in 2013, along with other significant contractual obligations described in this report. As of December 31, 2012, we had approximately $53.4 million in cash and short-term investments and $13.2 million available under our $100.0 million revolving credit facility. In January 2013, our revolving credit facility was amended to increase the maximum borrowing capacity to $125 million. We intend to seek to obtain operating leases and/or additional debt financing to fund these obligations. We have no current commitments or arrangements with respect to such financing, and no assurances can be given that such financing will be available to us on acceptable terms. Our inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness and operating lease commitments could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. We also have significant operating lease commitments and, as a result, have significant rent expense. As of December 31, 2012, our total indebtedness was $386.8 million, consisting of $300 million of our 8.625% Senior Notes due 2018 and $86.8 million borrowed under our $100.0 million revolving credit facility, which matures in September 2014. In January 2013, the maximum borrowing capacity of the revolving credit facility was increased from $100 million to $125 million. We have a separate letter of credit facility that had $14.7 million outstanding at December 31, 2012.

As of December 31, 2012, we had approximately $218.3 million in aggregate commitments under aircraft and other operating leases, of which approximately $43.1 million is payable through December 31, 2013. The total lease commitments include $198.7 million for aircraft and $19.6 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.

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

Our Chairman of the Board and Chief Executive Officer is also one of our principal stockholders and has voting control of the Company.

Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 70.3% of our total voting power and 18.3% of our total outstanding shares of voting and non-voting common stock as of December 31, 2012. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.

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

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change.

As described in Note 8 – Income Taxes of the Notes to Consolidated Financial Statements included in this Form 10-K, we have substantial net operating loss carryforwards (“NOLs”) available to offset future taxable income. Our ability to use our federal NOLs could be substantially limited if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (“IRC”). Generally, an ownership change occurs when the percentage of a corporation’s stock (by value) owned by all of the corporation’s 5% shareholders (as determined pursuant to the IRC), as a group, has increased by more than 50 percentage points over the lowest percentage of stock (by value) owned by the 5% shareholders, as a group, at any time during the past three years. A corporation must test to determine whether it has had an ownership change on any date that a 5% shareholder acquires stock. Changes in ownership of our stock are generally not within our control. If an ownership change were to occur, the use of our federal NOLs would be subject to an annual limit, generally equal to the value of the company multiplied by the long-term tax exempt rate, which could substantially limit our ability to use the NOLs each year and could results in NOLs expiring unused. Use of our state NOLs may also be limited by an ownership change.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft

Information regarding our owned and leased aircraft fleet and 21 customer-owned aircraft that we operate as of December 31, 2012 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Passengers	Cruise Speed (mph)	Appr. Range (miles)(2)
Light Aircraft
Bell	206 / 407	97	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117	5	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1) / EC-145	37	Twin Turbine	7	143	382
Eurocopter	AS350 B2 / B3	19	Turbine	5	140	337 – 385
Medium Aircraft
Bell	212 (1) / 222 (1)
	230 (1) / 412 (1)	21	Twin Turbine	8 – 13	115 – 160	300 – 370
Sikorsky	S-76 (1) A++, C+, C++	45	Twin Turbine	12	150	400
Agusta Westland	AW-139 (1)	10	Twin Turbine	15	160	573
Transport Aircraft
Sikorsky	S-92A(1)	24	Twin Turbine	19	160	495

	Total Helicopters	258

Fixed Wing
Rockwell(3)	Aero Commander	2	Turboprop	6	300-340	1,200 - 1,600
Lear Jet(4)	31A(1)	3	Turbojet	8	527	1,437
Cessna	U206(1)	1	Single/Piston	6	174	900
Beech(4)	King Air(1)	4	Turboprop	8	300	1,380

	Total Fixed Wing	10

	Total Aircraft	268

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business – Risk Factors, Risks Inherent In Our Business – Our operations are affected by adverse weather conditions and seasonal factors.”
(2)	Based on maintaining a 30-minute fuel reserve.
(3)	Aircraft used for corporate purposes.
(4)	Aircraft used in the Air Medical segment, along with 76 light and five medium rotary wing aircraft listed above.

Of the 268 aircraft listed, we own 222 and lease 25. The leased aircraft consist of three medium and 16 heavy aircraft currently used in the Oil and Gas segment, and five medium and one fixed wing aircraft currently used in the Air Medical segment. Additionally, we operate 21 aircraft owned by customers also included in the table above (eight light aircraft and 13 medium aircraft).

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

We also lease property for an Executive and Marketing office in Houston, Texas and 11 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2013	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	Options to extend to June 30, 2018
Intracoastal City (Louisiana)	December 31, 2014	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2016
Houma-Terrebonne Airport (Louisiana)	July 31, 2017	95 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Facility under five separate leases, of which two contain options to extend through 2027
Galveston (Texas)	May 31, 2021	4 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions
Fourchon (Louisiana)	February 28, 2018	8 acres	Operational and maintenance facilities, landing pads for ten helicopters	Facility under three separate leases, of which two contain options to extend through 2026 and 2028.

Our other operations-related facilities in the United States are located at Cameron, Grand Isle, and Lake Charles, Louisiana; at Rockport Texas; and at Theodore, Alabama.

We also operate from offshore platforms that are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.

We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 7,000 square feet of hangar space and 34,000 square feet of office space. During 2012, the office space lease was renewed for a seven year term expiring April 1, 2019, with a cancellation clause after five years, exercisable by PHI. As of December 31, 2012, we had 38 Air Medical bases located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Tennessee, Texas and Virginia, all of which are leased. Other bases for our International and approximately 30 other Air Medical operations are generally furnished by customers.

ITEM 3.	LEGAL PROCEEDINGS

The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On December 31, 2009, the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots, sued the Company in the Western District of Louisiana asserting that the OPEIU’s acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to a 2006 strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of two other suits between the parties that have since been resolved in the Company’s favor. PHI filed a motion to dismiss the OPEIU’s claims on May 11, 2012, and the Court dismissed all claims against PHI without prejudice for lack of jurisdiction to award the equitable relief sought in the complaint, entering a final judgment on October 15, 2012. The OPEIU has appealed this decision to the Fifth Circuit Court of Appeals and filed its Appellant’s Brief on January 23, 2013.

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

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2012 to March 31, 2012	$24.91	$20.85	$26.78	$22.10
April 1, 2012 to June 30, 2012	26.60	21.51	27.89	21.73
July 1, 2012 to September 30, 2012	33.14	23.46	32.42	24.79
October 1, 2012 to December 31, 2012	32.75	27.25	33.64	25.75
January 1, 2011 to March 31, 2011	$23.55	$19.86	$22.36	$18.14
April 1, 2011 to June 30, 2011	23.50	18.86	23.20	18.86
July 1, 2011 to September 30, 2011	26.36	17.31	23.44	17.66
October 1, 2011 to December 31, 2011	23.32	16.95	25.83	16.85

Each share of voting common stock entitles the holder to one vote with respect to such share on each matter properly submitted to the Company’s shareholders. Unless otherwise required by law, holders of the nonvoting common stock are not entitled to any voting rights. Except with respect to voting rights, each share of voting common stock and nonvoting common stock are identical. As of December 31, 2012, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned voting common stock representing approximately 70.3% of our total voting power.

Federal Aviation Administration regulations require that at least 75% of our voting securities be owned or controlled by citizens of the United States. Accordingly, our articles of incorporation provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

The foregoing description of these provisions of our organizational documents are qualified in their entirety by reference to our articles of incorporation and bylaws, as amended, which are filed as exhibits to this report.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

In addition, the indenture governing our 8.625% Senior Notes due 2018 restricts the payment of dividends. See Note 7 to the Consolidated Financial Statements.

As of February 28, 2013, there were approximately 813 holders of record of our voting common stock and 53 holders of record of our non-voting common stock.

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

The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Index, and a peer group, assuming the investment of $100 on January 1, 2007, at closing prices on December 31, 2006, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion, and is published daily in the Wall Street Journal. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; Seacor Holdings, Inc.; and Air Methods Corp.

Cumulative Total Returns as of December 31,

Index	2007	2008	2009	2010	2011	2012
PHI	100.00	45.16	66.73	60.74	79.24	107.96
Peer Group	100.00	65.08	69.95	93.89	95.30	95.10
OSX	100.00	40.25	64.63	81.27	71.70	72.99
Russell 2000	100.00	65.20	81.64	102.30	96.72	110.88

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$646,686	$539,626	$516,934	$487,175	$509,514
(Loss) gain on disposition of assets, net	(317)	(302)	239	111	4,468
Net earnings (1) (2)	18,057	4,852	7,117	12,968	23,515
Net earnings per share
Basic	1.17	0.32	0.46	0.85	1.54
Diluted	1.17	0.31	0.46	0.85	1.54
Weighted average shares outstanding
Basic	15,418	15,312	15,312	15,307	15,295
Diluted	15,488	15,497	15,337	15,307	15,301
Cash Flow Data
Net cash provided by operating activities	$50,550	$30,352	$76,857	$55,272	$43,798
Net cash used in investing activities	(91,639)	(43,862)	(175,510)	(69,235)	(47,292)
Net cash provided by financing activities	38,847	14,973	99,780	15,305	3,228
Balance Sheet Data (3)
Current assets	$363,146	$277,305	$319,486	$245,301	$224,620
Working capital	219,676	230,557	268,763	207,024	173,978
Property and equipment, net	749,501	659,756	596,533	548,536	528,574
Total assets	1,147,894	964,132	945,139	805,506	777,182
Total debt	386,755	346,047	331,074	218,305	203,000
Shareholders’ equity	499,615	477,337	472,416	465,448	452,396

(1)	Net earnings in 2010 includes an after tax charge of $5.7 million related to the refinancing of our 7.125% Senior Notes.
(2)	Net earnings in 2008 includes an after tax goodwill impairment charge of $1.6 million related to our Air Medical segment.
(3)	As of the year ended December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report.

Overview

Net earnings for 2012 increased to $15.3 million from $4.9 million in 2011. Oil and Gas segment profit increased to $60.4 million in 2012 from $41.6 million in 2011 and Air Medical segment profit increased to $27.9 million in 2012 from $15.0 million in 2011. The increase in Oil and Gas segment profit was driven by a $69.1 million increase in segment revenue, resulting primarily from improvement in the Gulf of Mexico deepwater drilling activity, as segment flight hours increased 5,294 hours primarily due to increases in medium and heavy aircraft flight hours. Our Oil and Gas segment results for the fourth quarter of 2010 and first half of 2011 were significantly adversely impacted by the Macondo incident and the related moratorium on deepwater drilling in the Gulf of Mexico and stricter permitting and other regulatory requirements imposed on offshore oil and gas exploration and production companies.

Air Medical segment revenue increased $39.5 million year over year, resulting primarily from the addition of new bases under our independent provider programs and revenue from the Saudi Red Crescent Authority (“SRCA”) contract, which commenced operations in late September 2012. In our Air Medical segment, in the second half of 2012 we commenced startup of several projects, including the SRCA contract, which collectively we believe will have a favorable effect on net segment profit, particularly in 2013 and 2014. For a discussion of the SRCA contract, see Part I., Item 1. Business – Description of Operations – Air Medical.

Our results of operations are principally driven by the following factors:

•

The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment accounted for 66%, 66% and 67% of consolidated operating revenues during 2012, 2011 and 2010, respectively, substantially all of which related to operations in the Gulf of Mexico. During 2012, approximately 62% of our Oil and Gas segment revenues related to deepwater operations. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. As the level of offshore activity increases, customers may add additional aircraft to our existing contracts, and we may obtain new contracts, or experience an increase in flight volumes for offshore transports, directly affecting our revenue and profitability. Also, as the deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•

Flight volume and patient transports in our Air Medical segment. Air Medical segment operating revenues represented approximately 33%, 32% and 31% of consolidated operating revenues during 2012, 2011 and 2010, respectively. Our hospital-based programs are typically billed at a fixed monthly contractual rate plus a variable rate for the flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Hospital-based contracts generated approximately 22%, 20% and 16% of the segment’s revenues for 2012, 2011 and 2010, respectively. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•

Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, is dependent upon payor mix and reimbursement rates. Reimbursement rates vary among provider types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and Self-Pay reimbursement rates. Therefore, a shift in the volume of patient transports among the various payor types will have a direct impact on our revenue recognition.

•

Direct expenses. Our business is capital intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low activity, we continue to maintain our aircraft, consequently impacting our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages and we may not be able to recover all of these costs increases through rate increases.

Results of Operations

The following tables present segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2012, 2011, and 2010.

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

Effective June 30, 2011, the Company made changes to the presentation of reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. These changes resulted from how our chief operating decision maker views the roles of certain corporate departments whose duties had previously been considered company-wide but now are considered to focus solely on our Oil & Gas segment’s operations. The change resulted in the reclassification of certain selling, general and administrative expenses from within the Company’s unallocated selling, general and administrative expenses to the Oil & Gas segment’s selling, general, and administrative expenses. The total amount of the reclassification was $3.8 million for the year ended December 31, 2010. The Company’s historical segment disclosures have been recast to be consistent with the current presentation.

For the year ended December 31, 2011, we recorded a $1.0 million increase in the allocation of selling, general and administrative expenses in the Air Medical segment. This allocation increase was implemented to more appropriately reflect the corporate resources utilized by the Air Medical segment. A similar reclassification of selling, general and administrative expenses for the year ended December 31, 2010 was also made, resulting in an $0.8 million increase in Air Medical expenses for that period. For the year ended December 31, 2012, we recorded $1.1 million for the allocation of selling, general and administrative expenses in the Air Medical segment.

	Year Ended		Favorable
	December 31,		(Unfavorable)
	2012	2011
		(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$424,514	$355,406	$69,108	19.4%
Air Medical	211,148	171,669	39,479	23.0%
Technical Services	11,024	12,551	(1,527)	(12.2)%

Total operating revenues	646,686	539,626	107,060	19.8%

Segment direct expenses (1)
Oil and Gas	360,400	310,281	(50,120)	(16.2)%
Air Medical	175,944	151,503	(24,441)	(16.1)%
Technical Services	8,043	7,956	(87)	(1.1)%

Total direct expenses	544,387	469,740	(74,647)	(15.9)%
Segment selling, general and administrative expenses
Oil and Gas	3,736	3,506	(230)	(6.6)%
Air Medical	7,300	5,198	(2,102)	(40.4)%
Technical Services	—	53	53	n/m

Total selling, general and administrative expenses	11,036	8,757	(2,279)	(26.0)%

Total segment direct and selling, general and administrative expenses	555,423	478,497	(76,926)	(16.1)%

Net segment profit
Oil and Gas	60,378	41,619	18,759	45.1%
Air Medical	27,904	14,968	12,936	86.4%
Technical Services	2,981	4,542	(1,561)	(34.4)%

Total	91,263	61,129	30,134	49.2%
Other, net (2)	334	543	(209)	(38.5)%
Unallocated selling, general and administrative expenses (1)	(28,015)	(25,612)	(2,403)	(9.4)%
Interest expense	(29,533)	(27,974)	(1,559)	(5.6)%

Earnings before income taxes	$34,049	$8,086	$25,963	321.1%

Flight hours
Oil and Gas	116,840	111,546	5,294	4.8%
Air Medical	34,796	33,650	1,146	3.4%
Technical Services	1,408	1,510	(102)	(6.7)%

Total	153,044	146,706	6,338	4.3%

Air Medical Transports	18,490	17,638	852	4.8%

Aircraft operated at period end
Oil and Gas	165	167
Air Medical	97	86
Technical Services	6	6

Total (3)	268	259

	Year Ended		Favorable
	December 31,		(Unfavorable)
	2011	2010
		(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$355,406	$345,402	$10,004	2.9%
Air Medical	171,669	160,517	11,152	7.0%
Technical Services	12,551	11,016	1,535	13.9%

Total operating revenues	539,626	516,935	22,691	4.4%

Segment direct expenses (1)
Oil and Gas	310,281	290,106	(20,175)	(7.0)%
Air Medical	151,503	145,356	(6,147)	(4.2)%
Technical Services	7,956	8,240	284	3.4%

Total direct expenses	469,740	443,702	(26,038)	(5.9)%
Segment selling, general and administrative expenses
Oil and Gas	3,506	4,594	1,088	23.7%
Air Medical	5,198	4,987	(211)	(4.2)%
Technical Services	53	31	(22)	(71.0)%

Total selling, general and administrative expenses	8,757	9,612	855	8.9%

Total segment direct and selling, general and administrative expenses	478,497	453,314	(25,183)	(5.6)%

Net segment profit
Oil and Gas	41,619	50,702	(9,083)	(17.9)%
Air Medical	14,968	10,174	4,794	47.1%
Technical Services	4,542	2,745	1,797	65.5%

Total	61,129	63,621	(2,492)	(3.9)%
Other, net (2)	543	417	126	30.2%
Unallocated selling, general and administrative expenses (1)	(25,612)	(20,535)	(5,077)	(24.7)%
Interest expense	(27,974)	(19,389)	(8,585)	(44.3)%
Loss on debt restructuring	—	(9,521)	9,521	n/m

Earnings before income taxes	$8,086	$14,593	$(6,507)	(44.6)%

Flight hours
Oil and Gas	111,546	114,122	(2,576)	(2.3)%
Air Medical	33,650	33,222	428	1.3%
Technical Services	1,510	1,676	(166)	(9.9)%

Total	146,706	149,020	(2,314)	(1.6)%

Air Medical Transports	17,638	18,480	(842)	(4.6)%

Aircraft operated at period end
Oil and Gas	167	162
Air Medical	86	89
Technical Services	6	5

Total (3)	259	256

(1)	Included in segment direct expense and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Year Ended December 31,
	2012	2011	2010
Oil & Gas	$24,048	$21,422	$18,204
Air Medical	10,208	8,466	7,982
Technical Services	83	167	260

Total	34,339	30,055	26,446

Unallocated SG&A	$1,110	$1,243	$1,635

(2)	Includes gains on disposition of property and equipment, and other income.
(3)	Includes 21 aircraft as of December 31, 2012, 2011 and 2010 that are customer owned or leased by customers but operated by us.

n/m = not meaningful

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

Combined Operations

Operating Revenues – Operating revenues for the year ended December 31, 2012 increased $107.1 million over the year ended December 31, 2011. Our Oil and Gas medium and heavy aircraft flight hours and revenues increased primarily as a result of the continuing improvement in the Gulf of Mexico deepwater drilling activity. Operating revenues in the Air Medical segment increased $39.5 million, with $28.0 million primarily due to increased revenues in the independent provider programs as a result of increased transports, an improved payor mix, and rate increases. Revenues from hospital based contracts increased $11.3 million primarily resulting from additional contracts. In the Technical Services segment, revenues decreased $1.5 million primarily due to lower overall project activity.

Flight hours for the year ended December 31, 2012 were 153,044 compared to 146,706 for the year ended December 31, 2011. Oil and Gas segment’s flight hours increased 5,294 hours due to increases in medium and heavy aircraft flight hours. Air Medical segment flight hours increased 1,146 hours due to increased activity in the independent provider programs. Individual patient transports in the Air Medical segment were 18,490 for the year ended December 31, 2012, compared to transports of 17,638 for the year ended December 31, 2011, an increase of 852 transports. The increased flight hours and patient transports in our independent provider programs is primarily attributable to the startup of new programs in 2012.

Direct Expenses – Direct operating expense was $544.4 million for 2012, compared to $469.7 million for 2011, an increase of $74.7 million, or 16%. Employee compensation expense increased $33.7 million due to an increase of approximately 212 employees compared to the prior year, and also compensation rate increases. Employee compensation expense represented approximately 41% and 46% of total direct expense in 2012 and 2011, respectively. In addition, we experienced increases of $10.8 million in aircraft rent expense, representing 7% of total direct expense, increases of $2.6 million in aircraft depreciation, and increases of $1.2 million in property taxes due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs including component repair costs of $8.3 million, representing 5% of total direct expense, aircraft warranty costs of $9.3 million, representing 7% of total direct expense, and fuel expense of $5.3 million, representing 8% of total direct expense, primarily due to increased flight hours as compared to prior year and additional aircraft added to the fleet. We also experienced increases in depreciation of other items of $1.2 million and other base costs, such as pilot training, contract services, and travel expenses, net $2.3 million.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $39.0 million for 2012, compared to $34.4 million for 2011. The $4.6 million increase was primarily due to increased employee compensation expense ($3.9 million) attributable to an increase of approximately 55 employees in the Air Medical segment and compensation rate increases. Other items increased, net $0.7 million.

Other Income and Losses – Losses on equipment dispositions were $0.3 million for 2012 and 2011. These amounts represent losses on sales of aircraft and related parts inventory that no longer meet our strategic needs.

Other income was $0.7 million for 2012, compared to $0.8 million for 2011 and represents primarily interest income.

Interest Expense – Interest expense was $29.5 million for 2012, compared to $28.0 million for 2011 due to the increased borrowings on our revolving credit facility.

Income Taxes – Income tax expense was $16.0 million for 2012, compared to $3.2 million for 2011. The effective tax rate was 47% for 2012, compared to 40% for 2011. Tax expense for 2012 includes a provision of $1.6 million related to a valuation allowance on foreign tax credits.

Net Earnings – Net earnings for 2012 were $18.1 million, compared to net earnings of $4.9 million for 2011. Earnings before tax for 2012 were $34.0 million compared to earnings before tax of $8.1 million in 2011. Earnings per diluted share were $1.17 for 2012 compared to earnings per diluted share of $0.31 for 2011. The increase in earnings is primarily due to the increased Oil and Gas and Air Medical segment profits.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $424.5 million for 2012, compared to $355.4 million for 2011, an increase of $69.1 million. Flight hours were 116,840 for 2012, compared to 111,546 for 2011. The increase in Oil and Gas revenues was related primarily to increased medium and heavy aircraft flight hours and revenue due to increased deepwater drilling activity in the Gulf of Mexico.

The number of aircraft in the segment at December 31, 2012 was 165 compared to 167 aircraft at December 31, 2011. In 2012, we sold or disposed of eight light and two medium aircraft in the Oil and Gas segment. We have added 12 new aircraft to the Oil and Gas segment during 2012, consisting of three light, five medium and four heavy aircraft. Transfers between segments account for the remainder. For further information on our aircraft, see Item 2 – Properties contained in this Form 10-K.

Direct expense in our Oil and Gas segment was $360.4 million for 2012, compared to $310.3 million for 2011, an increase of $50.1 million. Employee compensation expenses increased $21.1 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $9.0 million, aircraft depreciation of $2.3 million, and property taxes of $0.3 million due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs including component repair costs of $2.6 million, aircraft warranty costs of $8.5 million and fuel expense of $4.4 million primarily due to increased flight hours as compared to prior year and the additional heavy aircraft added to the fleet. Other depreciation also increased $0.3 million, and other items increased, net $1.6 million.

Selling, general and administrative expenses were $3.7 million for 2012, compared to $3.5 million for 2011. The increase was primarily related to increased employee compensation expenses due to compensation rate increases.

Our Oil and Gas segment’s profit was $60.4 million for 2012, compared to $41.6 million for 2011. The $18.8 million increase was due to increased revenues partially offset by increased direct expenses. Operating margins were 14% for 2012, compared to 12% for 2011. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, with a variable portion that is driven by flight hours. The increase in segment profit and margin is primarily due to increased medium and heavy aircraft utilization attributable to increased deepwater drilling activity in the Gulf of Mexico. Oil and Gas segment results for the first half of 2011 were significantly adversely impacted by the Macondo incident and the related moratorium on deepwater drilling in the Gulf of Mexico and stricter permitting and other regulatory requirements imposed on offshore oil and gas exploration and production companies.

Air Medical – Air Medical segment revenues were $211.1 million for 2012, compared to $171.7 million for 2011, an increase of $39.5 million. The increase is primarily due to an increase of 852 patient transports and 1,146 flight hours, and rate increases. The increase in patient transports was attributable to the addition of new bases under our independent provider program in 2012. Also contributing to the increased revenue were revenues from additional contracts.

The number of aircraft in the segment at December 31, 2012 was 97 compared to 86 at December 31, 2011. In 2012, we sold or disposed of two light aircraft in the Air Medical segment. We also added one new fixed wing and two light aircraft to the Air Medical segment during 2012. Changes in customer-owned aircraft and transfers between segments account for the remainder. For further information on our aircraft, see Item 2 – Properties, contained in this Form 10-K.

Direct expense in our Air Medical segment was $175.9 million for 2012, compared to $151.5 million for 2011. The $24.4 million increase is primarily due to increased employee compensation expense of $11.8 million due to compensation rate increases and additional personnel in the segment. There were also increases in component repair costs of $5.6 million, aircraft rent expense of $1.8 million, aircraft depreciation of $0.4 million, fuel expense of $1.0 million and aircraft warranty costs of $0.8 million primarily due to increased flight hours and additional aircraft added to the fleet. Pilot training costs increased $2.2 million, and other items increased, net $0.8 million.

Selling, general and administrative expenses were $7.3 million for 2012, compared to $5.2 million for 2011. The $2.1 million increase was primarily due to an increase in employee compensation expense of $1.1 million associated with the addition of approximately 55 employees as well as compensation rate increases.

Our Air Medical segment profit was $27.9 million for 2012, compared to $15.0 million for 2011. Operating margins were 13% and 9% for 2012 and 2011, respectively. Our Air Medical segment’s profit has improved due to rate increases, cost reductions, and the opening of additional bases.

Technical Services – Technical Services revenues were $11.1 million for 2012, compared to $12.6 million for 2011, a decrease of $1.5 million which is primarily due to lower project activity. Direct expenses increased $0.1 million primarily due to labor cost increases on our Antarctica project. Profit in this segment decreased by $1.6 million due to lower project activity and cost increases.

Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. In addition, the Technical Services segment conducted flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.

In addition, in connection with the SRCA contract, we entered into an aircraft purchase agreement pursuant to which we purchased seven new aircraft for resale for use in the SRCA program, after we complete and configure the aircraft for use in emergency medical services. As of December 31, 2012, we had delivered six of the seven aircraft; however, title passage was pending. Therefore, revenue and related costs have not yet been recognized on these aircraft sales. We anticipate title passage to occur in the first quarter of 2013. Included in Work in progress is $77.8 million of acquisition and completion costs of the aircraft and included in Other current liabilities is $76.4 million of deferred revenue associated with the advanced collection of a portion of the sales price of the aircraft.

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

Direct Expenses – Direct operating expense was $469.7 million for 2011, compared to $443.7 million for 2010, an increase of $26.0 million, or 6%. Employee compensation expense increased ($10.1 million) due to compensation rate increases and an increase in the number of employees, primarily in the Oil and Gas segment, and increased overtime paid during hurricane evacuation flights in September 2011. This amount represents approximately 45% of total direct expense in 2011. Aircraft Maintenance costs represent approximately 15% of total direct expense in 2011, and increased ($4.3 million) due to a $4.3 million credit recorded in the prior year related to termination of a warranty program for certain aircraft. Fuel expense increased ($9.3 million) due to increased per-gallon fuel costs compared to the prior year and represents approximately 5% of total direct expense in 2011. Aircraft depreciation increased ($3.3 million) and insurance increased ($3.7 million) due to additional aircraft added to the fleet. Aircraft rent decreased ($4.8 million) due to the purchase of six heavy and one medium aircraft off lease in 2010 and early 2011. Other items increased, net ($0.1 million).

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

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $355.4 million for 2011, compared to $345.4 million for 2010, an increase of $10.0 million. Flight hours were 111,546 for 2011, compared to 114,122 in 2010. The increase in Oil and Gas revenues was related primarily to increased heavy aircraft flight hours and revenue due to increased deepwater drilling activity in the Gulf of Mexico, primarily in the second half of 2011, and more particularly in the fourth quarter. Deepwater drilling activity had diminished following the Deepwater Horizon incident in 2010 with delays in the resumption of drilling due to the new regulatory drilling permit process.

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

Our Oil and Gas segment profit was $41.6 million for 2011, compared to $50.7 million for 2010. The $9.1 million decrease was due to an increase in direct expenses of $20.2 million, offset by the decrease in selling, general and administrative expenses of $1.1 million. Operating margins were 12% for 2011, compared to 15% for 2010. The decrease in segment profit and margin is primarily due to decreased medium aircraft revenue due to decreased deepwater drilling activity in the Gulf of Mexico and the increase in direct expense as discussed above. As mentioned above, although there was an increase in revenue in the Oil and Gas segment, flight hours and revenue for deepwater drilling support only began to achieve the same level of activity as before the Macondo incident in the fourth quarter of 2011. This negatively impacted Oil and Gas revenues and earnings in 2011. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, and a portion is variable which is driven by flight hours.

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

Our Air Medical segment profit was $15.0 million for 2011, compared to $10.2 million for 2010. Operating margins were 9% and 6% for 2011 and 2010, respectively. Segment profit for 2010 includes a credit of $3.1 million related to the termination of a manufacturer’s warranty program. Our Air Medical segment profit has improved due to rate increases, cost reductions and closing of certain unprofitable bases.

Technical Services – Technical Services revenues were $12.6 million for 2011, compared to $11.0 million for 2010. Direct expenses in our Technical Services segment were $8.0 million for 2011 compared to $8.2 million for 2010. Our Technical Services segment profit was $4.5 million for 2011, compared to segment profit of $2.7 million for 2010. The increases in revenues and operating profit for Technical Services were primarily a result of increased activity, including increased activity for National Science Foundation.

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

Cash Flow

Our cash position was $2.8 million at December 31, 2012 compared to $5.1 million at December 31, 2011. Short-term investments were $50.6 million at December 31, 2012 compared to $100.0 million at December 31, 2011. We also had $14.7 million in restricted investments at December 31, 2012 securing outstanding letters of credit. The primary use of cash during 2012 was the funding of capital spending, primarily aircraft purchases.

Operating activities - Net cash provided by operating activities in 2012 was $50.6 million compared to $30.4 million in 2011, an increase of $20.2 million. The increase is attributable to a $34.8 million increase in net earnings adjusted for non-cash items, offset by a $16.7 million net decrease in the major working capital components. Accounts Receivable increased by $31.9 million, primarily due to increased revenues in the fourth quarter of 2012, compared to the same period in 2011. Inventories of parts increased by $10.9 million due to international expansion and increased heavy ship inventory mix due to aircraft count. Other assets increased $85.5 million primarily attributable to the acquisition and completion costs associated with the SRCA aircraft which will be sold in 2013. Accounts Payable and accrued liabilities increased by $107.2 million, primarily due to the advance payment of $76.4 million from SRCA for the aircraft purchases. The increased activity in the fourth quarter of 2012 accounted for the remainder of the increase in Accounts payable.

Investing activities - Net cash used in investing activities was $91.6 million for 2012, compared to $43.9 million for 2011. Purchases and sales of short-term investments provided a net $32.8 million in cash during 2012, compared to $48.1 million in 2011. Capital expenditures for 2012 were $128.5 million compared to $91.0 million for 2011. Capital expenditures for 2012 included $112.5 million for aircraft purchases, upgrades, and refurbishments. We purchased two heavy aircraft pursuant to purchase options in the aircraft lease contracts. We also purchased five light aircraft and six medium aircraft, five of which were purchased pursuant to a contract we entered into in 2010 related to a new contract with a major customer. The purchases were financed using existing cash, cash from operations, and our revolving credit facility. During 2012, we also acquired four new heavy helicopters pursuant to acquisition contracts or options, financed with operating leases. We also advanced $1.0 million to our unconsolidated affiliate in 2012.

Financing activities - Financing activities for 2012 included net proceeds of $40.7 million from the revolving credit facility, and $1.9 million relating to shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of time-vested restricted stock units granted under the 1995 Incentive Plan, discussed in Note 10, Employee Benefit Plans. Financing activities for 2011 included only net proceeds of $15.0 million from the revolving credit facility.

Long Term Debt

As of December 31, 2012, our total long-term debt was $386.8 million, consisting of $300 million of our 8.625% Senior Notes due 2018, and $86.8 million borrowed under our revolving credit facility. The carrying value of the revolving credit facility approximates its fair value as of December 31, 2012. The fair value of our Senior Notes was $320.3 million at December 31, 2012.

On January 13, 2013, we amended our senior secured revolving credit facility to increase the maximum borrowing available from $100.0 million to $125.0 million. The facility is due September 1, 2014 and bears interest at the prime rate plus one percent or LIBOR plus three percent, at our option. At December 31, 2012, we had $86.8 million in borrowings under the facility. During 2012, $93.5 million was the highest loan balance, with a weighted average balance of $63.2 million. During 2011, $52.5 million was the highest loan balance, with a weighted average balance of $25.0 million.

On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature October 15, 2018. Net proceeds of $295.5 million were used to repurchase and redeem our $200 million outstanding 7.125% Senior Notes due 2013 pursuant to a tender offer followed by a call for redemption of remaining notes. For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 7 to our financial statements included in this report.

Contractual Obligations

The table below sets out our contractual obligations as of December 31, 2012 related to our aircraft purchase commitments, aircraft and other operating lease obligations, revolving credit facility, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2012. As of December 31, 2012, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2013	2014	2015	2016	2017	Beyond 2017
		(Thousands of dollars)
Aircraft purchase commitments (1)	$167,889	$167,889	$—	$—	$—	$—	$—
Aircraft lease obligations	198,688	39,137	39,137	38,860	31,964	22,095	27,495
Other lease obligations	19,626	3,941	3,359	2,908	2,592	2,145	4,681
Long-term debt	386,755	—	86,755	—	—	—	300,000
Senior notes interest	155,250	25,875	25,875	25,875	25,875	25,875	25,875

	$928,208	$236,842	$155,126	$67,643	$60,431	$50,115	$358,051

(1)	For information about these aircraft purchase commitments, see Note 12 to the financial statements in this report.

As of December 31, 2012, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019. The aggregate option purchase prices are $54.6 million in 2013, $114.4 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions, we intend to exercise these options as they become exercisable.

We intend to fund the above contractual obligations through a combination of aircraft leases, cash flow from operations, and borrowings under our credit facility.

Off Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements. We provide guarantees, performance, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2012 was $1.1 million in surety bonds and $14.7 million in letters of credit. The surety bonds are due to expire between March 2013 and September 2013 and the letters of credit are due to expire between April 2013 and April 2015.

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

Revenue Recognition - Revenues related to Air Medical services are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when services are provided. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $50.4 million, $39.6 million, and $34.7 million as of December 31, 2012, 2011, and 2010, respectively. The allowance for uncompensated care was $52.2 million, $37.7 million, and $39.3 million as of December 31, 2012, 2011, and 2010, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $6.2 million, $5.7 million, and $4.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The estimated cost of providing charity services was $2.2 million, $2.1 million, and $1.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

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

Inventories of Spare Parts - We maintain a significant parts inventory to service our own aircraft along with the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components and reworked to a useable condition. We use systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If our valuation of these parts should be significantly different from amounts ultimately realizable or if we discontinue using or servicing certain aircraft models, then we may have to record a write-down of our inventory. We also record provisions against inventory for obsolete and slow-moving parts, relying principally on specific identification of such inventory. If we fail to identify such parts, additional provisions may be necessary.

Property and Equipment - Our principal long-lived assets are aircraft. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows that we expect the asset to generate. When an asset is determined to be impaired, we recognize the impairment amount, which is the amount by which the carrying value of the asset exceeds its estimated fair value. Similarly, we report assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell. Future adverse market conditions or poor operating results could result in an inability to recover the current carrying value of certain long-lived assets, thereby possibly requiring an impairment charge in the future.

Use of Estimates - We must make estimates for certain of our liabilities and expenses, losses, and gains related to self-insured programs, insurance deductibles, and good-experience premium returns. Our group medical insurance program is largely self-insured, and we use estimates to record our periodic expenses related to that program. We also carry deductibles on our workers’ compensation program and aircraft hull and liability insurance, and poor experience or higher accidents rates could result in additional recorded losses.

Income Taxes - We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and income before income taxes by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the annual rate.

New Accounting Pronouncements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to change in short-term interest rates due to the variable interest rate on our revolving credit facility. Based on the $86.8 million in borrowings outstanding as of December 31, 2012, a ten percent increase (0.321%) in the interest rate to 3.531% would reduce our annual pre-tax earnings by $0.3 million. Based on the $46.0 million in borrowings outstanding as of December 31, 2011, a ten percent increase (0.425%) in the interest rate to 4.675% would reduce our annual pre-tax earnings by $0.2 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

March 15, 2013

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$2,849	$5,091
Short-term investments	50,601	100,027
Accounts receivable – net
Trade	137,179	98,338
Other	3,974	958
Inventories of spare parts—net	66,074	57,243
Prepaid expenses	10,137	7,169
Work in progress	77,764	—
Other current assets	988	—
Deferred income taxes	11,967	8,133
Income taxes receivable	1,613	346

Total current assets	363,146	277,305
Property and equipment—net	749,501	659,756
Restricted investments	14,685	—
Other	20,562	27,071

Total assets	$1,147,894	$964,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,308	$17,697
Accrued and other current liabilities	117,162	29,051

Total current liabilities	143,470	46,748
Long-term debt	386,755	346,047
Deferred income taxes	105,418	85,937
Other long-term liabilities	12,636	8,063
Commitments and contingencies (Note 12)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,852,616 issued and outstanding	285	285
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,458,992 issued and outstanding	1,246	1,246
Additional paid-in capital	295,582	291,403
Accumulated other comprehensive loss	(51)	(93)
Retained earnings	202,553	184,496

Total shareholders’ equity	499,615	477,337

Total liabilities and shareholders’ equity	$1,147,894	$964,132

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Operating revenues, net	$646,686	$539,626	$516,935
Expenses:
Direct expenses	543,524	469,740	443,702
Selling, general and administrative expenses	39,051	34,369	30,147

Total operating expenses	582,575	504,109	473,849
Loss (gain) on disposition of assets, net	317	302	(239)
Equity in loss (earnings) of unconsolidated affiliate	863	—	—

Operating income	62,931	35,215	43,325
Interest expense	29,533	27,974	19,389
Other (income) expense, net	(651)	(845)	(178)
Loss on debt restructuring	—	—	9,521

	28,882	27,129	28,732

Earnings before income taxes	34,049	8,086	14,593
Income tax expense	15,992	3,234	7,476

Net earnings	$18,057	$4,852	$7,117

Earnings per share:
Basic	$1.17	$0.32	$0.46
Diluted	$1.17	$0.31	$0.46
Weighted average shares outstanding:
Basic	15,418	15,312	15,312
Diluted	15,488	15,497	15,337

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

The following table summarizes the components of total comprehensive income (net of taxes):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Net earnings	$18,057	$4,852	$7,117
Unrealized gain on short-term investments	55	81	(142)
Changes in pension plan assets and benefit obligations	(13)	(12)	(7)

Total comprehensive income	$18,099	$4,921	$6,968

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2009	2,853	$285	12,459	$1,246	$291,403	$(13)	$172,527	$465,448
Net earnings	—	—	—	—	—	—	7,117	7,117
Unrealized loss on short-term investments	—	—	—	—	—	(142)	—	(142)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(7)	—	(7)

Total comprehensive income								6,968

Balance at December 31, 2010	2,853	285	12,459	1,246	291,403	(162)	179,644	472,416
Net earnings	—	—	—	—	—	—	4,852	4,852
Unrealized gain on short-term investments	—	—	—	—	—	81	—	81
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(12)	—	(12)

Total comprehensive income								4,921

Balance at December 31, 2011	2,853	285	12,459	1,246	291,403	(93)	184,496	477,337
Net earnings	—	—	—	—	—	—	18,057	18,057
Unrealized gain on short-term investments	—	—	—	—	—	55	—	55
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(13)	—	(13)
Total comprehensive income								18,099

Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	106	—	4,179	—	—	4,179

Balance at December 31, 2012	2,853	$285	12,565	$1,246	$295,582	$(51)	$202,553	$499,615

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
Operating activities:
Net earnings	$18,057	$4,852	$7,117
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,495	31,298	28,081
Deferred income taxes	15,620	3,949	8,579
Loss in equity of unconsolidated affiliate	863	—	—
Gain (loss) on asset dispositions	317	302	(239)
Loss on debt restructuring	—	—	9,521
Other	(115)	1,046	1,124
Changes in operating assets and liabilities:
Accounts receivable	(41,567)	(9,637)	4,744
Inventories of spare parts	(8,831)	2,093	2,165
Income taxes receivable	(1,267)	212	182
Other assets	(81,199)	4,330	3,753
Accounts payable and accrued liabilities	99,876	(7,288)	13,106
Other long-term liabilities	7,301	(805)	(1,276)

Net cash provided by operating activities	50,550	30,352	76,857

Investing activities:
Purchase of property and equipment	(128,475)	(91,028)	(98,230)
Proceeds from asset dispositions	11,302	6,852	1,171
Purchase of short-term investments	(216,265)	(234,631)	(450,188)
Proceeds from sale of short-term investments	249,041	282,743	375,517
Payments of deposits on aircraft	(8,717)	(13,798)	(3,780)
Refund of deposits on aircraft	2,500	6,000	—
Loan to unconsolidated affiliate	(975)	—	—
Other investments	(50)	—	—

Net cash used in investing activities	(91,639)	(43,862)	(175,510)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	—	—	300,000
Premium and costs to retire debt early	—	—	(7,667)
Repayment of Senior Notes due 2013	—	—	(200,000)
Debt issuance costs	—	—	(5,322)
Repurchase of common stock	(1,861)	—	—
Proceeds from line of credit	127,323	73,865	59,287
Payments on line of credit	(86,615)	(58,892)	(46,518)

Net cash provided by financing activities	38,847	14,973	99,780

(Decrease) increase in cash	(2,242)	1,463	1,127
Cash, beginning of year	5,091	3,628	2,501

Cash, end of year	$2,849	$5,091	$3,628

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$28,775	$28,431	$22,088

Income Taxes	$237	$212	$209

Accrued payables related to purchases of property and equipment	$101	$160	$352

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Basis of Consolidation, and Other General Principles

PHI, Inc. and subsidiaries (“PHI”, the “Company”, “we”, “us”, or “our”) provide transportation services to, from, and among offshore facilities engaged in the oil and gas exploration, development, and production industry, primarily in North America and to a lesser extent in West Africa and the Middle East. We also provide air medical transportation services for hospitals and medical programs, and aircraft maintenance services to third parties in North America and the Middle East.

The consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries after the elimination of all intercompany accounts and transactions. We apply the equity method of accounting for investments in entities if we have the ability to exercise significant influence over the operating and financial policies of the entity. We report our share of earnings or losses of equity investees in the accompanying Consolidated Statements of Operations as equity in earnings (loss) of unconsolidated affiliates.

A principal stockholder has substantial control. Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 70.3% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.

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

Inventories of spare parts,

Valuation reserve related to obsolete and excess inventory,

Depreciable lives and salvage values of property and equipment,

Valuation allowance for deferred tax assets,

Health care insurance claims and workers’ compensation liability, and

Impairment of long-lived assets.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Trade Receivables, net

Trade and other receivables are stated at net realizable value. Air Medical trade receivables are presented net of allowances for contractual discounts and uncompensated care. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicare, Medicaid, Insurance, and Self-Pay. A historical payment analysis of accounts, by payor category, is performed monthly, and the accounts receivable allowance is adjusted based upon each category’s historical collection percentage. Provisions for contractual discounts and uncompensated care at December 31st are as follows:

	2012	2011
Gross billings	100%	100%
Provision for contractual discounts	38%	36%
Provision for uncompensated care	33%	34%

Short-term Investments

Short-term investments consist of money market funds, commercial paper, U.S. government agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with U.S. Generally Accepted Accounting Principles (“USGAAP”), these short-term investments are classified as available for sale. The Company recorded net $0.1 million in unrealized gains in 2012. These gains are reflected as a separate component of stockholders’ equity.

Inventories of Spare Parts

The Company’s inventories are stated at average cost and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $12.4 million and $12.3 million at December 31, 2012 and 2011, respectively.

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

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2012. As of December 31, 2012 and 2011, the Company had $1.8 million and $1.7 million, respectively, of accrued liabilities related to health care claims.

There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $2.2 million and $1.5 million for the years 2012 and 2011, respectively, related to workers’ compensation claims.

The Company has an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2012 and 2011 totaled $1.7 million and $3.6 million, respectively. The captive is fully consolidated in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to the Company’s Air Medical segment independent provider model services are recorded net of contractual allowances under agreements with third party payors, and also recorded net of uncompensated care allowances when the services are provided. Revenues generated under the hospital based model consist of a fixed monthly rate for aircraft availability and an hourly rate for flight time. Revenues are recognized after the services are performed or the contractual obligations are met. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $54.6 million, $39.6 million, and $34.7 million as of December 31, 2012, 2011, and 2010, respectively. The allowance for uncompensated care was $48.0 million, $37.7 million, and $39.3 million as of December 31, 2012, 2011, and 2010, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $6.2 million, $5.7 million, and $4.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The estimated cost of providing charity services was $2.2 million, $2.1 million, and $1.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue we utilize the prior twelve months’ history by each individual payor group and also by each state. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or longer, it is 100% reserved. Other payor categories are scrutinized when they are outstanding for a nine month period and additional allowances are recorded if warranted.

Provisions for contractual discounts and estimated uncompensated care are as follows:

	Revenue Year Ended December 31,
	2012	2011	2010
Gross billings	100%	100%	100%
Provision for contractual discounts	56%	54%	52%
Provision for uncompensated care	11%	11%	11%

Amounts attributable to Medicaid, Medicare, Insurance, and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2012	2011	2010
Medicaid	9%	15%	16%
Medicare	21%	24%	22%
Insurance	69%	60%	61%
Self Pay	1%	1%	1%

Our contract in Saudi Arabia contains multiple deliverables which include helicopter leasing, flight services for helicopter emergency medical service operations, aircraft maintenance, provision of spare parts and insurance coverage for the customer-owned aircraft, training services, and base construction. All services are delivered and earned monthly over a three year contractual period which began on September 29, 2012. The customer may terminate the contract prior to the end of the contract term by giving ninety days advance notice and paying an early termination fee of $13.5 million. Each of the major deliverables mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each deliverable was determined based upon third-party evidence and estimates.

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

Earnings per Share

Basic earnings per share is computed by dividing earnings (loss) during the period by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of potentially dilutive shares of common stock as if such shares were outstanding during the reporting period, net of shares to be repurchased using the treasury stock method. Dilutive shares for this purpose assumes restricted stock unit awards have vested.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not believe significant credit risk exists with respect to these trade accounts receivable at December 31, 2012.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and U.S. governmental agencies. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts in the Oil and Gas and Technical Services segments was $0.1 million at December 31, 2012 and 2011. The Company’s two largest oil and gas customers accounted for 28% of consolidated operating revenues for the year ended December 31, 2012, 29% for the year ended December 31, 2011 and 31% for the year ended December 31, 2010, respectively. The Company also carried accounts receivable from these same customers totaling 21% of net trade receivables on December 31, 2012 and 2011.

Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. The allowance for contractual discounts was $50.4 million, $39.6 million, and $34.7 million as of December 31, 2012, 2011, and 2010, respectively. The allowance for uncompensated care was $52.2 million, $37.7 million, and $39.3 million as of December 31, 2012, 2011, and 2010, respectively.

Substantially all of the Company’s cash is maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

New Accounting Pronouncements

None

(2)	SHORT-TERM INVESTMENTS

We classify all of our short term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in other comprehensive income until realized. These gains and losses are reflected as a separate component of shareholders’ equity in our consolidated balance sheets and our consolidated statements of shareholders’ equity. Cost, gains, and losses are determined using the specific identification method. In the years ended December 31, 2012, 2011, and 2010, we received proceeds from the sales of these securities of $249.0 million, $282.7 million, and $375.5 million, respectively. Gains and losses on these sales were negligible.

Investments consisted of the following as of December 31, 2012:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$29,816	$—	$—	$29,816
Commercial Paper	5,494	1	(2)	5,493
Corporate bonds and notes	29,986	2	(11)	29,977

Subtotal	65,296	3	(13)	65,286
Deferred compensation plan assets included in other assets	2,687	—	—	2,687

Total	$67,983	$3	$(13)	$67,973

$14.7 million of our investments are long-term and included on the balance sheet as Restricted investments as they are securing outstanding letters of credit with maturities beyond one year.

Investments consisted of the following as of December 31, 2011:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$47,140	$—	$—	$47,140
Commercial Paper	15,690	—	(12)	15,678
Corporate bonds and notes	37,299	26	(116)	37,209

Subtotal	100,129	26	(128)	100,027
Deferred compensation plan assets included in other assets	2,807	—	—	2,807

Total	$102,936	$26	$(128)	$102,834

The following table presents the cost and fair value of our debt investments based on maturities as of December 31,

	2012		2011
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$35,480	$35,470	$49,667	$49,569
Due within two years	—	—	3,322	3,318

Total	$35,480	$35,470	$52,989	$52,887

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31,

	2012		2011
	Average	Average	Average	Average
	Coupon	Days To	Coupon	Days To
	Rate (%)	Maturity	Rate (%)	Maturity
Commercial Paper	0.305	138	0.191	116
Corporate bonds and notes	2.965	112	4.921	228

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31,

	2012		2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$2,494	$(2)	$15,678	$(12)
Corporate bonds and notes	16,771	(11)	17,226	(48)

Total	$19,265	$(13)	$32,904	$(60)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31,

	2012		2011
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$2,004	$(.4)	$5,172	$(68)

	$2,004	$(.4)	$5,172	$(68)

We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2012 and 2011. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2012 and 2011.

(3)	FAIR VALUE

Accounting guidance defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy for inputs is categorized into three levels based on the reliability of inputs as follows:

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

The following tables summarize the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

		December 31, 2012
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$29,816	$29,816	$—
Commercial Paper	5,493	—	5,493
Corporate bonds and notes	29,977	—	29,977

	65,286	29,816	35,470
Deferred compensation plan assets	2,687	2,687	—

Total	$67,973	$32,503	$35,470

		December 31, 2011
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$47,140	$47,140	$—
Commercial Paper	15,678	—	15,678
Corporate bonds and notes	37,209	—	37,209

	100,027	47,140	52,887
Deferred compensation plan assets	2,807	2,807	—

Total	$102,834	$49,947	$52,887

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

Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at December 31, 2012 and 2011.

(4)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31.

	2012	2011
	(Thousands of dollars)
Flight equipment	$908,464	$811,758
Facility & improvements	54,407	45,813
Operating equipment	23,929	22,275
Data processing equipment	31,956	29,739
Vehicles	7,595	7,402
Medical equipment	6,991	5,739
Other	4,705	3,952

	1,038,047	926,678
Less accumulated depreciation and amortization	(288,546)	(266,922)

Property and equipment, net	$749,501	$659,756

Depreciation expense related to property and equipment was $35.0 million in 2012, $31.3 million in 2011, and $28.1 million in 2010.

In 2012, we acquired real estate in New Iberia, LA from Gonsoulin Enterprises, Inc., an entity owned by our CEO and majority voting shareholder. The property had previously been leased from the same entity. The acquisition price was $1.7 million and was based upon an average of independent fair market value appraisals.

(5)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31.

	2012	2011
	(Thousands of dollars)
Deposits on future purchases of aircraft	$12,095	$17,998
Deferred financing cost	3,929	4,597
Investments (Officers’ Deferred Compensation Plan)	1,698	2,807
Other	2,840	1,669

Total	$20,562	$27,071

(6)	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities as of December 31 consisted of the following:

	2012	2011
	(Thousands of dollars)
Deferred revenue	$76,410	$—
Salaries & wages	15,920	8,699
Incentive compensation	6,253	3,029
Interest	5,649	5,877
Vacation payable	4,871	4,305
Group medical	1,845	1,695
Transportations tax	1,545	1,448
Operating lease	862	880
Workers compensation	1,137	678
Other	2,670	2,440

Total accrued liabilities	$117,162	$29,051

(7)	LONG-TERM DEBT

The components of long-term debt as of December 31 are as follows:

	2012	2011
	(in thousands)
Senior Notes dated September 23, 2010, interest only payable semi-annually at 8.625%, maturing October 15, 2018	$300,000	$300,000
Revolving Credit Facility due September 1, 2014 with a group of commercial banks, interest payable at variable rates	86,755	46,047

Total long-term debt	$386,755	$346,047

Annual maturities of long-term debt for each of the five years following December 31, 2012 and in total thereafter follow (in thousands):

2013	$—
2014	86,755
2015	—
2016	—
2017	—
Thereafter	300,000

Total	$386,755

Senior Notes – The 8.625% Senior Notes (“Notes”) are unconditionally guaranteed on a senior basis by our domestic subsidiaries and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the Notes at any time on or after October 15, 2014 at specified redemption prices, and prior to that time pursuant to certain make-whole provisions. The Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets, and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt, and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on dividends from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the Notes may declare all of the outstanding Notes to be due and payable immediately. The Company is not aware of any instances of non-compliance with the financial covenants.

The Notes bear interest at a fixed rate and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At December 31, 2012, the fair market value of the Notes was $320.3 million, and the carrying value was $300.0 million. At December 31, 2011, the fair market value of the Notes was $293.3 million.

Mr. Al A. Gonsoulin, our Chairman and CEO and the Matzke Family Trust, of which Richard Matzke, one of our directors, is trustee, have purchased $2 million and $1 million of the 8.625% Senior Notes, respectively.

Revolving Credit Facility – Our senior secured revolving credit facility permits borrowings up to $125 million, contains a borrowing base of 80% of eligible receivables and 50% of the value of parts, and is due September 1, 2014. On January 13, 2013, we amended the facility to increase our borrowing capacity from $100 million to $125 million. The interest rate is the prime rate plus 100 basis points or LIBOR plus 300 basis points, at our option. During 2012 and 2011, the weighted average effective interest rate on amounts borrowed under the facility was 4.25%. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty. All obligations under the revolving credit facility are secured by a perfected first priority security interest in all of our eligible receivables and inventory, and are guaranteed by certain of our domestic subsidiaries.

The revolving credit facility includes financial covenants related to working capital, funded debt to consolidated net worth consolidated net worth, and fixed charges coverage and other covenants including restrictions on additional debt, liens and a change of control. Events of default include a change of control, a default in any other material credit agreement, including the 8.625% Senior Notes, and customary events of default. The Company is not aware of any instances of non-compliance with the financial covenants.

Other – We maintain a separate letter of credit facility that had $14.7 million and $6.6 million in letters of credit outstanding at December 31, 2012 and 2011, respectively

(8)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	360	180	185
Foreign	—	—	—
Deferred – principally Federal	15,632	3,054	7,291

Total	$15,992	$3,234	$7,476

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	(Thousands of dollars, except percentage amounts)
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income taxes at statutory rate	$11,917	35	$2,830	35	$5,108	35
Increase (decrease) in taxes resulting from:
Valuation allowance – foreign tax credit	1,649	5	—	—	1,175	8
State income taxes, net of federal benefit	1,688	5	385	5	987	7
Valuation allowance – other	330	1	—	—	—	—
Other items – net	408	1	19	—	206	1

Total	$15,992	47	$3,234	40	$7,476	51

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance at December 31 are as follows:

	2012	2011
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$1,301	$1,372
Foreign tax credits	4,346	4,346
Vacation and bonus accrual	4,213	2,448
Inventory valuation	5,837	5,615
Rental accrual	1,111	1,191
Hurricane relief credit	1,255	1,255
Stock-based compensation	1,102	663
Other	1,688	1,243
Net operating losses	77,902	74,784

Total deferred tax assets	98,755	92,917
Valuation allowance – state NOL carryforwards	(541)	(541)
Valuation allowance – tax credit carryforwards	(2,825)	(1,175)
Valuation allowance – other	(330)	—

Total deferred tax assets, net	95,059	91,201

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(188,510)	(169,005)

Total deferred tax liabilities	(188,510)	(169,005)

Net deferred tax liabilities	$(93,451)	$(77,804)

Current deferred tax assets	$11,967	$8,133
Deferred tax liability – long-term	(105,418)	(85,937)

Net deferred tax liabilities	$(93,451)	$(77,804)

As a result of certain realization requirements under GAAP, the Company’s deferred tax assets as of December 31, 2012 in the table above do not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will increase by $0.8 million when the deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has U.S. Federal net operating loss carryforwards (“NOLs”) of approximately $204.6 million that, if not used, will expire beginning in 2022 through 2032. Additionally, for state income tax purposes, the Company has NOLs of approximately $167.8 million available to reduce future state taxable income. These NOLs expire in varying amounts beginning in 2013 through 2032, the majority of which expire in 2017 through 2027. The Company has a valuation allowance of $0.5 million as of December 31, 2012 against certain net operating losses in seven states which are not more likely than not to be realized in future years.

The Company also has foreign tax credits of approximately $4.3 million which expire beginning in 2015 through 2019. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize the foreign tax credit carryforwards during their carry forward period and it is not more likely than not that these credits will be utilized in future years. Therefore, the Company has a valuation allowance of $2.8 million on these credits, of which of $1.6 million was recorded in 2012.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. The tax years 2009 to 2012 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

Income taxes paid were approximately $0.2 million for each of the years ended December 31, 2012, 2011, and 2010. The Company received net income tax refunds of approximately $0.4 million and $0.4 million during the years ended December 31, 2011 and 2010, respectively.

At December 31, 2012, the Company had no unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax expense as part of non-operating expenses.

(9)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,418	15,312	15,312
Dilutive effect of restricted stock units	70	185	25

Weighted average outstanding shares of common stock, diluted	15,488	15,497	15,337

(10)	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $2.9 million and $2.8 million for the years ended December 31, 2012 and 2011 respectively.

Incentive Compensation

The Company has an incentive compensation plan for non-executive employees. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. The Company also has an executive/senior management plan for certain corporate and business unit management employees. Under this plan, the bonus is a percentage of each participating employee’s base salary based upon the Company’s achievement of the financial target established by the Board of Directors at three levels – a threshold level, a target level, and a stretch level, subject to a positive or negative adjustment for the Company’s safety performance. Pursuant to these plans, the Company accrued incentive compensation expense of $6.0 million, $2.6 million, and $1.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.7 million, $0.6 million, and $0.6 million for the years 2012, 2011, and 2010, respectively.

401(k) Plan

We sponsor a 401(k) Plan (“Plan”) for our employees. An employee is eligible to participate in the Plan immediately upon employment and receive a dollar matching contribution up to 6% of his or her base compensation. The vesting for matching contributions is 25% per year beginning at the end of the second year of employment. Employees are fully vested after completing 5 years of service to the Company. The matching contribution for the years ended December 31, 2012, 2011, and 2010 were $9.0 million, $8.4 million, and $8.1 million, respectively.

(11)	STOCK-BASED COMPENSATION

Compensation expense for our stock-based plans was $4.3 million, $1.5 million, and $0.2 million for 2012, 2011, and 2010 respectively.

1995 Incentive Plan – The PHI, Inc. 1995 Incentive Plan is authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock in the form of stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. As of December 31, 2012, there were 32,542 voting shares and 738 non-voting shares available for grant. Time-vested restricted stock units granted under the plan generally have forfeiture restrictions that lapse 100% after three years. As of December 31, 2012, there were 83,978 voting restricted stock units outstanding with a weighted average grant date fair value of $20.42 per share, an aggregate value of $1.7 million, which vested on January 1, 2013.

2012 Long-Term Incentive Plan – The PHI Long-Term Incentive Plan (“LTIP”), approved by the shareholders at the Company’s 2012 Annual Meeting of Shareholders, is authorized to issue up to 750,000 shares of non-voting stock. As of December 31, 2012, 560,433 shares were available for grant. Time-vested restricted stock units granted under the plan generally have forfeiture restrictions that lapse 100% after three years. Performance-based units that have been granted under the plan, whose vesting is contingent upon meeting company-wide performance goals, have forfeiture restrictions that lapse, if at all, at the end of a three-year performance period.

Non-Voting Time-Vested Restricted Stock Units – The following table summarizes the activity for non-voting time-vested restricted stock units for the year ended December 31, 2012.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2012	179,483	$19.48	1.38	$3,496

Granted	43,854	23.71
Forfeited	—	—
Vested and released to participants	(163,364)	(19.36)

Outstanding at December 31, 2012	59,973	$22.89	1.83	$1,373

The weighted average grant-date fair value of time-vested restricted stock units granted during 2011 and 2010 were $19.36 and $21.05 per share, respectively. The total fair value of awards that vested in 2012 was $3.2 million. No awards vested in 2011 and 2010. As of December 31, 2012, there was $0.9 million that is expected to be recognized over a weighted average period of 2.19 years.

Non-voting Performance Units – The following table summarizes the activity for non-voting performance units for the year ended December 31, 2012.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2012	—	$—	—	$—

Granted	152,044	23.11
Forfeited	—	—
Vested and released to participants	—	—

Outstanding at December 31, 2012	152,044	$23.11	2.20	$3,514

The aggregate value of the awards in the above table reflects the impact of current expectations of achievement through the end of the performance cycle. As of December 31, 2012, there was a total of $2.6 million of unrecognized compensation cost related to the non-vested performance units that is expected to be recognized over a weighted average period of 2.2 years.

(12)	COMMITMENTS AND CONTINGENCIES

Operating Leases

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
	(Thousands of dollars)
Aircraft	$36,240	$25,408	$30,219
Other	8,081	7,150	7,258

Total	$44,321	$32,558	$37,477

Included in the above rental expense is $0.3 million in 2012, $0.2 million in 2011, and $0.1 million in 2010 paid to GE Air, Inc. and Gonsoulin Enterprises, Inc. for the lease of aircraft and real estate. The lessor companies are owned by our CEO and majority voting shareholder.

The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2013	$39,137	$3,941	$43,078
2014	39,137	3,359	42,496
2015	38,860	2,908	41,768
2016	31,964	2,592	34,556
2017	22,095	2,145	24,240
Thereafter	27,495	4,681	32,176

	$198,688	$19,626	$218,314

The above remaining lease commitments include $0.5 million remaining on an aircraft lease with GE Air, Inc., an entity owned by our CEO and majority shareholder.

In 2012, we purchased two heavy aircraft off lease pursuant to purchase options in the lease contracts, for an aggregate purchase price of $27.6 million, using proceeds from the sale of short-term investments. As of December 31, 2012, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019 for the following aggregate purchase prices: $54.6 million in 2013, $114.4 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions, we intend to exercise these options as they become exercisable.

Guarantees

In the normal course of business with customers, vendors, and others, we provide guarantees, performance, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2012 was $1.1 million and are scheduled to expire between March 2013 and September 2013.

Purchase Commitments

In 2012, we executed a contract to acquire six new heavy aircraft for our Oil and Gas segment. The aggregate acquisition cost will be $160.3 million and delivery for the aircraft is scheduled for 2013.

We also have a contract to acquire ten light helicopters, with the remaining three scheduled for delivery in 2013.

Total aircraft deposits of $12.1 million were included in Other Assets as of December 31, 2012. This amount represents deposits for aircraft purchase contracts.

Environmental Matters

We have recorded an aggregate estimated probable liability of $0.5 million as of December 31, 2012 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan (RECAP) Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources (“DNR”) approvals were received and the project began on May 16, 2011. Sampling will be performed on a quarterly basis over the next year to evaluate the effectiveness of remedial actions. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters

The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Employee Matters

On December 31, 2009, the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots, sued the Company in the Western District of Louisiana asserting that the OPEIU’s acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to a 2006 strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of two (2) other suits between the parties that have since been resolved in the Company’s favor. PHI filed a motion to dismiss the OPEIU’s claims on May 11, 2012, and the Court dismissed all claims against PHI without prejudice for lack of jurisdiction to award the equitable relief sought in the complaint, entering a final judgment on October 15, 2012. The OPEIU has appealed this decision to the Fifth Circuit Court of Appeals and filed its Appellant’s Brief on January 23, 2013.

(13)	BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

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

The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico and two foreign countries. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, and one foreign country, and also to individuals in which case the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers. The Company also operates five aircraft for the National Science Foundation in Antarctica under the Technical Services segment.

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

Customers of the Company in the Oil and Gas segment consist principally of major integrated energy companies and independent exploration and production companies. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable		Operating Revenues
	December 31,		Years Ended December 31,
	2012	2011	2012	2011	2010
Customer A	8%	15%	15%	15%	17%
Customer B	13%	7%	13%	14%	14%

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2012, 2011, and 2010. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property, and equipment.

Certain reclassifications have been made to prior fiscal year amounts to conform with the current fiscal year presentation. These changes had no impact on consolidated net sales or operating income.

	Year Ended
	December 31,
	2012	2011	2010
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$424,514	$355,406	$345,402
Air Medical	211,148	171,669	160,517
Technical Services	11,024	12,551	11,016

Total operating revenues	646,686	539,626	516,935

Segment direct expenses
Oil and Gas	360,400	310,281	290,106
Air Medical	175,944	151,503	145,356
Technical Services	8,043	7,956	8,240

Total direct expenses	544,387	469,740	443,702
Segment selling, general and administrative expenses
Oil and Gas	3,736	3,506	4,594
Air Medical	7,300	5,198	4,987
Technical Services	—	53	31

Total selling, general and administrative expenses	11,036	8,757	9,612

Total direct and selling, general and administrative expenses	555,423	478,497	453,314

Net segment profit
Oil and Gas	60,378	41,619	50,702
Air Medical	27,904	14,968	10,174
Technical Services	2,981	4,542	2,745

Total	91,263	61,129	63,621
Other, net (1)	334	543	417
Unallocated selling, general and administrative expenses	(28,015)	(25,612)	(20,535)
Interest expense	(29,533)	(27,974)	(19,389)
Loss on debt restructuring	—	—	(9,521)

Earnings before income taxes	$34,049	$8,086	$14,593

(1)	Includes gains on disposition of property and equipment and other income.

	Year Ended
	December 31,
	2012	2011	2010
	(Thousands of dollars)
Expenditures for long-lived assets
Oil and Gas	$115,543	$88,742	$88,146
Air Medical	19,516	10,227	8,789
Corporate	1,360	1,983	1,522

Total	$136,419	$100,952	$98,457

	Year Ended
	December 31,
	2012	2011	2010
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$24,048	$21,422	$18,204
Air Medical	10,208	8,466	7,982
Technical Services	83	167	260
Corporate	7,156	1,243	1,635

Total	$41,495	$31,298	$28,081

Assets
Oil and Gas	$638,103	$525,175
Air Medical	265,869	230,666
Technical Services	84,797	9,645
Corporate	159,125	198,645

Total	$1,147,894	$964,132

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended
	December 31,
	2012	2011	2010
	(Thousands of dollars)
Operating revenues:
United States	$618,270	$527,945	$509,221
International	28,416	11,681	7,714

Total	$646,686	$539,626	$516,935

Long-Lived Assets:
United States	$723,977	$652,948
International	25,524	6,808

Total	$749,501	$659,756

(14)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The condensed quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(Thousands of dollars, except per share data)
Operating revenues, net	$138,051	$160,554	$170,857	$177,224
Gain (loss) on disposition of assets, net	11	679	(701)	(306)
Earnings before income taxes	3,630	10,090	11,440	8,889
Net earnings	2,178	6,054	6,384	3,441
Net earnings per share
Basic	0.14	0.40	0.42	0.22
Diluted	0.14	0.39	0.41	0.22

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(Thousands of dollars, except per share data)
Operating revenues	$119,640	$135,976	$145,576	$138,434
Gain (loss) on disposition of assets, net	146	77	(638)	113
(Loss) earnings before income taxes	(4,452)	1,206	5,969	5,363
Net (loss) earnings	(2,671)	723	3,582	3,218
Net (loss) earnings per share
Basic	(0.17)	0.05	0.23	0.21
Diluted	(0.17)	0.05	0.23	0.20

(15)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION – GUARANTOR SUBSIDIARIES

Our 8.625% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, statement of comprehensive income, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the guarantor subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within these condensed consolidating financials.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$552	$2,297	$—	$2,849
Short-term investments	50,601	—	—	50,601
Accounts receivable – net	80,148	61,005	—	141,153
Intercompany receivable	115,300	—	(115,300)	—
Inventories of spare parts – net	65,951	123	—	66,074
Prepaid expenses	8,354	1,783	—	10,137
Work in progress	77,764	—	—	77,764
Other current assets	988	—	—	988
Deferred income taxes	11,967	—	—	11,967
Income taxes receivable	1,395	218	—	1,613

Total current assets	413,020	65,426	(115,300)	363,146
Investment in subsidiaries and others	96,706	—	(96,706)	—
Property and equipment, net	559,686	189,815	—	749,501
Restricted investments	14,685	—	—	14,685
Other assets	19,726	836	—	20,562

Total assets	$1,103,823	$256,077	$(212,006)	$1,147,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,188	$5,120	$—	$26,308
Accrued liabilities	105,875	11,287	—	117,162
Intercompany payable	—	115,300	(115,300)	—

Total current liabilities	127,063	131,707	(115,300)	143,470
Long-term debt	386,755	—	—	386,755
Deferred income taxes and other long-term liabilities	90,390	27,664	—	118,054
Shareholders’ Equity:
Common stock and paid-in capital	297,113	2,674	(2,674)	297,113
Accumulated other comprehensive loss	(51)	—	—	(51)
Retained earnings	202,553	94,032	(94,032)	202,553

Total shareholders’ equity	499,615	96,706	(96,706)	499,615

Total liabilities and shareholders’ equity	$1,103,823	$256,077	$(212,006)	$1,147,894

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$4,313	$778	$—	$5,091
Short-term investments	100,027	—	—	100,027
Accounts receivable – net	91,144	8,152	—	99,296
Intercompany receivable	—	97,381	(97,381)	—
Inventories of spare parts – net	57,243	—	—	57,243
Prepaid expenses	6,216	953	—	7,169
Deferred income taxes	8,133	—	—	8,133
Income taxes receivable	346	—	—	346

Total current assets	267,422	107,264	(97,381)	277,305
Investment in subsidiaries and others	80,992	—	(80,992)	—
Other assets	27,050	21	—	27,071
Property and equipment, net	651,046	8,710	—	659,756

Total assets	$1,026,510	$115,995	$(178,373)	$964,132

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,693	$5,004	$—	$17,697
Accrued liabilities	24,018	5,033	—	29,051
Intercompany payable	97,381	—	(97,381)	—

Total current liabilities	134,092	10,037	(97,381)	46,748
Long-term debt	346,047	—	—	346,047
Deferred income taxes and other long-term liabilities	69,034	24,966	—	94,000
Shareholders’ Equity:
Common stock and paid-in capital	292,934	2,674	(2,674)	292,934
Accumulated other comprehensive loss	(93)	—	—	(93)
Retained earnings	184,496	78,318	(78,318)	184,496

Total shareholders’ equity	477,337	80,992	(80,992)	477,337

Total liabilities and shareholders’ equity	$1,026,510	$115,995	$(178,373)	$964,132

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$415,740	$230,946	$—	$646,686
Expenses:
Direct expenses	355,689	187,835	—	543,524
Selling, general, and administrative expenses	31,384	7,667	—	39,051
Management fees	(9,238)	9,238	—	—
Loss on disposition of assets, net	317	—	—	317
Equity in loss of unconsolidated affiliate	863	—	—	863

	379,015	204,740	—	583,755

Operating income	36,725	26,206	—	62,931
Equity in net earnings of consolidated subsidiaries	(15,714)	—	15,714	—
Interest expense	29,518	15	—	29,533
Other (income) expense, net	(651)	—	—	(651)

	13,153	15	15,714	28,882

Earnings before income taxes	23,572	26,191	(15,714)	34,049
Income tax expense	5,515	10,477	—	15,992

Net earnings	$18,057	$15,714	$(15,714)	$18,057

	For the year ended December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$479,879	$59,747	$—	$539,626
Expenses:
Direct expenses	423,614	46,126	—	469,740
Selling, general, and administrative expenses	32,934	1,435	—	34,369
Management fees	(2,390)	2,390	—	—
Loss on disposition of assets, net	302	—	—	302

	454,460	49,951	—	504,411

Operating income	25,419	9,796	—	35,215
Equity in net earnings of consolidated subsidiaries	(5,878)	—	5,878	—
Interest expense	27,974	—	—	27,974
Other (income) expense, net	(845)	—	—	(845)

	21,251	—	5,878	27,129

Earnings before income taxes	4,168	9,796	(5,878)	8,086
Income tax expense	(684)	3,918	—	3,234

Net earnings	$4,852	$5,878	$(5,878)	$4,852

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2010
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$455,041	$61,894	$—	$516,935
Expenses:
Direct expenses	392,077	51,625	—	443,702
Selling, general, and administrative expenses	28,725	1,422	—	30,147
Management fees	(2,476)	2,476	—	—
Gain on disposition of assets, net	(239)	—	—	(239)

	418,087	55,523	—	473,610

Operating income	36,954	6,371	—	43,325
Equity in net earnings of consolidated subsidiaries	(3,823)	—	3,823	—
Interest expense	19,389	—	—	19,389
Other (income) expense, net	(178)	—	—	(178)
Loss on debt restructuring	9,521	—	—	9,521

	24,909	—	3,823	28,732

Earnings before income taxes	12,045	6,371	(3,823)	14,593
Income tax expense	4,928	2,548	—	7,476

Net earnings	$7,117	$3,823	$(3,823)	$7,117

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the year ended December 31, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$18,057	$15,714	$(15,714)	$18,057
Unrealized gain on short-term investments	55	—	—	55
Changes in pension plan assets and benefit obligations	(13)	—	—	(13)

	$18,099	$15,714	$(15,714)	$18,099

	For the year ended December 31, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$4,852	$5,878	$(5,878)	$4,852
Unrealized gain on short-term investments	81	—	—	81
Changes in pension plan assets and benefit obligations	(12)	—	—	(12)

	$4,921	$5,878	$(5,878)	$4,921

	For the year ended December 31, 2010
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$7,117	$3,823	$(3,823)	$7,117
Unrealized loss on short-term investments	(142)	—	—	(142)
Changes in pension plan assets and benefit obligations	(7)	—	—	(7)

	$6,968	$3,823	$(3,823)	$6,968

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$49,031	$1,519	$—	$50,550
Investing activities:
Purchase of property and equipment	(128,475)	—	—	(128,475)
Proceeds from asset dispositions	11,302	—	—	11,302
Purchase of short-term investments, net	32,776	—	—	32,776
Deposits on aircraft	(6,217)	—	—	(6,217)
Loan to unconsolidated affiliate	(975)	—	—	(975)
Other	(50)	—	—	(50)

Net cash used in investing activities	(91,639)	—	—	(91,639)

Financing activities:
Repurchase of common stock	(1,861)			(1,861)
Proceeds on line of credit	127,323	—	—	127,323
Payments on line of credit	(86,615)	—	—	(86,615)

Net cash provided by financing activities	38,847	—	—	38,847

(Decrease) increase in cash	(3,761)	1,519	—	(2,242)
Cash, beginning of year	4,313	778	—	5,091

Cash, end of year	$552	$2,297	$—	$2,849

	For the year ended December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$30,245	$107	$—	$30,352
Investing activities:
Purchase of property and equipment	(91,028)	—	—	(91,028)
Proceeds from asset dispositions	6,852	—	—	6,852
Proceeds from sale of short-term investments, net	48,112	—	—	48,112
Deposits on aircraft	(7,798)	—	—	(7,798)

Net cash used in investing activities	(43,862)	—	—	(43,862)

Financing activities:
Proceeds from line of credit	73,865	—	—	73,865
Payments on line of credit	(58,892)	—	—	(58,892)

Net cash provided by financing activities	14,973	—	—	14,973

Increase in cash	1,356	107	—	1,463
Cash, beginning of year	2,957	671	—	3,628

Cash, end of year	$4,313	$778	$—	$5,091

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2010
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$74,648	$2,209	$—	$76,857
Investing activities:
Purchase of property and equipment	(95,869)	(2,361)	—	(98,230)
Proceeds from asset dispositions	1,171	—	—	1,171
Purchase of short-term investments, net	(74,671)	—	—	(74,671)
Deposits on aircraft	(3,780)	—	—	(3,780)

Net cash used in investing activities	(173,149)	(2,361)	—	(175,510)

Financing activities:
Proceeds from issuance of Senior Notes due 2018	300,000	—	—	300,000
Premium and costs to retire debt early	(7,667)	—	—	(7,667)
Repayment of Senior Notes, due 2013	(200,000)	—	—	(200,000)
Debt issuance costs	(5,322)	—	—	(5,322)
Proceeds on line of credit	59,287	—	—	59,287
Payments on line of credit	(46,518)	—	—	(46,518)

Net cash provided by financing activities	99,780	—	—	99,780

Increase (decrease) in cash	1,279	(152)	—	1,127
Cash, beginning of year	1,678	823	—	2,501

Cash, end of year	$2,957	$671	$—	$3,628

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective under those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2012. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) maintained as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the consolidated financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements and the consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

March 15, 2013

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics and Business Conduct Policy that applies to all our employees and is available on our website at phihelico.com. Any substantive amendments to the Code, or any waivers granted for any directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, will be disclosed on our website and remain available there for at least 12 months.

Other information concerning directors, executive officers, and corporate governance required by this item will be included in our definitive information statement in connection with our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our definitive information statement in connection with our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our definitive information statement in connection with our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our definitive information statement in connection with our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be included in our definitive information statement in connection with our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements Page

Included in Part II of this report:

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying accounts for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.	73

3.	Exhibits

3.1	(i)	Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2008, filed August 7, 2008).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.) and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2008, filed May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2009, filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 8, 2010).

4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 7, 2011).

4.5	Fourth Amendment dated March 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.5 to PHI’s Report on Form 10-Q filed on May 9, 2012).

4.6	Fifth Amendment dated September 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.6 to PHI’s Report on Form 10-Q filed on November 5, 2012).

4.7	Sixth Amendment dated January 13, 2013 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank.

4.8	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.9	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10.1	Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009).

10.2	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.3	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.4	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.5	Amendment No. 1 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.6	Amendment No. 2 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.7	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.8	Form of Indemnity Agreement dated November 4, 2011 between PHI, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 7, 2011).

10.9	Form of Restricted Stock Unit Agreement under the Amended and Restricted Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI, Inc. and Al A. Gonsoulin dated as of November 4, 2011 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 7, 2011).

10.10	Terms of Employment of Trudy M. McConnaughhay, dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q filed on November 5, 2012).

10.11	Agreement, Release and Waiver by and between Michael J. McCann and the Company dated as of November 2, 2012 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q filed on November 5, 2012).

10.12	Consulting Agreement by and between Michael J. McCann and the Company dated as of November 2, 2012 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q filed on November 5, 2012).

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PHI, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Consolidated Accounts

(Thousands of dollars)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Year ended December 31, 2012:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	12,319	42	—	12,361
Allowance for contractual discounts	39,591	258,889	248,091	50,389
Allowance for uncompensated care	37,734	69,910	55,476	52,168
Year ended December 31, 2011:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	11,409	910	—	12,319
Allowance for contractual discounts	34,717	217,170	212,296	39,591
Allowance for uncompensated care	39,281	37,178	38,725	37,734
Year ended December 31, 2010:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	9,182	2,227	—	11,409
Allowance for contractual discounts	32,124	183,877	181,284	34,717
Allowance for uncompensated care	28,114	38,311	27,144	39,281

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

PHI, INC.

By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Al A. Gonsoulin	Chairman of the Board	March 15, 2013
Al A. Gonsoulin	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lance F. Bospflug	Director	March 15, 2013
Lance F. Bospflug

/s/ Didier Keller	Director	March 15, 2013
Didier Keller

/s/ Thomas H. Murphy	Director	March 15, 2013
Thomas H. Murphy

/s/ Richard H. Matzke	Director	March 15, 2013
Richard H. Matzke

/s/ C. Russell Luigs	Director	March 15, 2013
C. Russell Luigs

/s/ Trudy McConnaughhay	Chief Financial Officer	March 15, 2013
Trudy McConnaughhay	(Principal Financial and Accounting Officer)