Form 10-Q
period 2013-03-31
PHI INC
filed 2013-05-03
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2013
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,567,879 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$3,577	$2,849
Short-term investments	46,020	50,601
Accounts receivable – net
Trade	136,328	137,179
Other	1,791	3,974
Inventories of spare parts – net	66,273	66,074
Prepaid expenses	11,282	10,137
Work in progress	77,921	77,764
Deferred income taxes	11,966	11,967
Income taxes receivable	1,599	1,613
Other current assets	996	988

Total current assets	357,753	363,146
Property and equipment – net	764,373	749,501
Restricted investments	14,685	14,685
Other	20,110	20,562

Total assets	$1,156,921	$1,147,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,350	$26,308
Accrued and other current liabilities	120,163	117,162

Total current liabilities	146,513	143,470
Long-term debt	379,155	386,755
Deferred income taxes	111,319	105,418
Other long-term liabilities	12,102	12,636
Commitments and contingencies (Note 8)

Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 and 2,852,616 shared issued and outstanding at March 31, 2013 and December 31, 2012, respectively	291	285
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,567,879 and 12,458,992 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,257	1,246
Additional paid-in capital	294,929	295,582
Accumulated other comprehensive loss	(36)	(51)
Retained earnings	211,391	202,553

Total shareholders’ equity	507,832	499,615

Total liabilities and shareholders’ equity	$1,156,921	$1,147,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except share data)

(Unaudited)

	Quarter Ended March 31,
	2013	2012
Operating revenues, net	$178,968	$138,051
Expenses:
Direct expenses	148,203	118,698
Selling, general and administrative expenses	8,266	8,840

Total operating expenses	156,469	127,538
Loss (gain) on disposal of assets, net	25	(11)
Equity in loss of unconsolidated affiliate	487	—

Operating income	21,987	10,524
Interest expense	7,409	7,200
Other (income) expense, net	(152)	(306)

	7,257	6,894

Earnings before income taxes	14,730	3,630
Income tax expense	5,892	1,452

Net earnings	$8,838	$2,178

Weighted average shares outstanding:
Basic	15,474	15,312
Diluted	15,502	15,575
Net earnings per share:
Basic	$0.57	$0.14
Diluted	$0.57	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	Quarter Ended March 31,
	2013	2012
Net earnings	$8,838	$2,178
Unrealized gain on short-term investments	19	50
Changes in pension plan assets and benefit obligations	(4)	(4)

Total comprehensive income	$8,853	$2,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337
Net earnings	—	—	—	—	—	—	2,178	2,178
Unrealized gain on short-term Investments	—	—	—	—	—	50	—	50
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(4)	—	(4)

Balance at March 31, 2012	2,853	$285	12,459	$1,246	$291,403	$(47)	$186,674	$479,561

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	2,853	$285	12,565	$1,246	$295,582	$(51)	$202,553	$499,615
Net earnings	—	—	—	—	—	—	8,838	8,838
Unrealized gain on short-term investments	—	—	—	—	—	19	—	19
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(4)	—	(4)
Issuance of non-voting common stock (upon vesting of restricted stock units), net	—	—	3	11	335	—	—	346
Issuance of voting common stock (upon vesting of restricted stock units), net	53	6	—	—	(988)	—	—	(982)

Balance at March 31, 2013	2,906	$291	12,568	$1,257	$294,929	$(36)	$211,391	$507,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net earnings	$8,838	$2,178
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,101	8,402
Deferred income taxes	5,892	1,482
Loss (gain) on asset dispositions	25	(11)
Equity in loss of unconsolidated affiliate	487	—
Other	(53)	207
Changes in operating assets and liabilities	4,813	5,788

Net cash provided by operating activities	30,103	18,046

Investing activities:
Purchase of property and equipment	(24,936)	(12,520)
Proceeds from asset dispositions	200	6,878
Purchase of short-term investments	(70,608)	(34,778)
Proceeds from sale of short-term investments	75,025	34,170
Deposits on aircraft	(419)	281

Net cash used in investing activities	(20,738)	(5,969)

Financing activities:
Proceeds from line of credit	2,400	5,669
Payments on line of credit	(10,000)	(21,790)
Repurchase of common stock	(1,037)	—

Net cash used in financing activities	(8,637)	(16,121)

Increase (decrease) in cash	728	(4,044)
Cash, beginning of period	2,849	5,091

Cash, end of period	$3,577	$1,047

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$733	$923

Income taxes	$12	$23

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$82	$165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the accompanying notes.

The Company’s financial results, particularly as they relate to the Company’s Oil and Gas operations, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

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

Investments consisted of the following as of March 31, 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$24,392	$—	$—	$24,392
Commercial Paper	7,496	—	(2)	7,494
Corporate bonds and notes	28,796	30	(7)	28,819

Subtotal	60,684	30	(9)	60,705
Deferred compensation plan assets included in other assets	2,879	—	—	2,879

Total	$63,563	$30	$(9)	$63,584

$14.7 million of our investments are long-term and included on the balance sheet as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

Investments consisted of the following as of December 31, 2012:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$29,816	$—	$—	$29,816
Commercial Paper	5,494	1	(2)	5,493
Corporate bonds and notes	29,986	2	(11)	29,977

Subtotal	65,296	3	(13)	65,286
Deferred compensation plan assets included in other assets	2,687	—	—	2,687

Total	$67,983	$3	$(13)	$67,973

The following table presents the cost and fair value of our debt investments based on maturities as of:

	March 31, 2013		December 31, 2012
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$34,673	$34,697	$35,480	$35,470
Due within two years	1,619	1,616	—	—

Total	$36,292	$36,313	$35,480	$35,470

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	March 31, 2013		December 31, 2012
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.163	116	0.305	138
Corporate bonds and notes	3.041	108	2.965	112

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$7,494	$(2)	$2,494	$(2)
Corporate bonds and notes	16,067	(7)	16,771	(11)

Total	$23,561	$(9)	$19,265	$(13)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of:

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$—	$—	$2,004	$(.4)

	$—	$—	$2,004	$(.4)

We consider the decline in market value of our investments to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2013 and December 31, 2012. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the quarter ended March 31, 2013.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at March 31, 2013 and December 31, 2012.

Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $57.5 million and $54.6 million as of March 31, 2013 and December 31, 2012, respectively. The allowance for uncompensated care was $49.3 million and $48.0 million as of March 31, 2013 and December 31, 2012, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify as for charity care. The value of these services was $1.8 million and $0.7 million for the quarters ended March 31, 2013 and 2012, respectively. The estimated cost of providing charity services was $0.7 million and $0.3 million for the quarters ended March 31, 2013 and 2012, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	March 31, 2013	December 31, 2012
Allowance for Contractual Discounts	39%	38%
Allowance for Uncompensated Care	33%	33%

Our contract in the Middle East contains multiple deliverables which include helicopter leasing, flight services for helicopter emergency medical service operations, aircraft maintenance, provision of spare parts, and insurance coverage for the customer-owned aircraft, training services, and base construction. All services are delivered and earned monthly over a three year contractual period which began on September 29, 2012. The customer may terminate the contract prior to the end of the contract term by giving ninety days advance notice and paying an early termination fee of $13.5 million. Each of the major deliverables mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each deliverable was determined based upon third-party evidence and estimates.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $12.7 million and $12.4 million at March 31, 2013 and December 31, 2012, respectively.

4. FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2013
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$24,392	$24,392	$—
Commercial Paper	7,494	—	7,494
Corporate bonds and notes	28,819	—	28,819

	60,705	24,392	36,313
Deferred compensation plan assets	2,879	2,879	—

Total	$63,584	$27,271	$36,313

		December 31, 2012
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$29,816	$29,816	$—
Commercial Paper	5,493	—	5,493
Corporate bonds and notes	29,977	—	29,977

	65,286	29,816	35,470
Deferred compensation plan assets	2,687	2,687	—

Total	$67,973	$32,503	$35,470

The Company holds its short-term investments in an investment fund consisting of investment grade money market instruments of governmental and private issuers, which is classified as short-term investments. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not active. These items may not be traded daily; examples include corporate bonds and U.S. government agencies. There have been no transfers between Level 1 and Level 2 investments. The Company holds no Level 3 investments. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility all had fair values approximating their carrying amounts at March 31, 2013 and December 31, 2012. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $324.2 million and $320.3 million at March 31, 2013 and December 31, 2012, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of are as follows:

	March 31, 2013	December 31, 2012
	(Thousands of dollars)
Senior Notes dated September 23, 2010, interest only payable semi-annually at 8.625%, maturing October 15, 2018	$300,000	$300,000
Revolving Credit Facility due September 1, 2014 with a group of commercial banks, interest payable at variable rates	79,155	86,755

Total long-term debt	$379,155	$386,755

Other - We maintain a separate letter of credit facility that had $14.7 million in letters of credit outstanding at March 31, 2013 and December 31, 2012.

Cash paid for interest was $0.7 million for the quarter ended March 31, 2013 and $0.9 million for the quarter ended March 31, 2012.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter ended March 31, are as follows:

	2013	2012
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,474	15,312
Dilutive effect of restricted stock units	28	263

Weighted average outstanding shares of common stock, diluted	15,502	15,575

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Thousands of dollars)
Stock-based compensation expense
Time-based restricted units	$109	$731
Performance-based restricted units	291	—

Total stock-based compensation expense	$400	$731

8. COMMITMENTS AND CONTINGENCIES

Commitments - In 2012, we executed a contract to acquire six new heavy aircraft for our Oil and Gas segment. The aggregate acquisition cost will be $160.3 million with delivery of the aircraft scheduled for the second and third quarters of 2013.

We also have a contract to acquire ten light helicopters, with the remaining two scheduled for delivery in the second quarter of 2013. The aggregate acquisition cost of these aircraft will be $5.1 million.

Total aircraft deposits of $12.4 million were included in Other Assets as of March 31, 2013. This amount represents deposits for aircraft purchase contracts.

As of March 31, 2013, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019. The aggregate option purchase prices are $38.8 million in 2013, $114.4 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions and available cash, we intend to exercise these options as they become exercisable.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of March 31, 2013 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources approvals were received and the project began on May 16, 2011. Initial work took three weeks. Groundwater sampling that was performed during December 2011, March 2012, and September 2012 was evaluated to determine the effectiveness of remediation performed to date and whether additional remediation will be necessary. Based upon that review, a second round of sampling in one of the two source areas was performed during the fourth quarter 2012. Total cost for this project is anticipated to remain substantially below the current environmental reserve. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On December 31, 2009, the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots, sued the Company in United States District Court for the Western District of Louisiana asserting that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to a 2006 strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms, including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in two (2) other litigations between the parties that have since been resolved in the Company’s favor. By Order dated April 26, 2012, the District Court invited PHI to file a motion to dismiss the Union’s claims. PHI filed such a motion to dismiss the OPEIU’s claims on May 11, 2012, and the Court dismissed all claims against PHI without prejudice for lack of jurisdiction to award the equitable relief sought in the complaint, entering a final judgment on October 15, 2012. The OPEIU has appealed this decision to the U.S Court of Appeals, Fifth Circuit. OPEIU filed its Appellant’s Brief on January 23, 2013. The Company filed its Appellee’s Brief on February 25, 2013. OPEIU filed its Appellant’s Reply Brief on March 14, 2013. The Company expects that, should the Court schedule oral arguments, they will take place in mid to late summer 2013.

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

At March 31, 2013, we had approximately $201.3 million in aggregate commitments under operating leases of which approximately $31.7 million is payable through December 31, 2013. The total lease commitments include $181.2 million for aircraft and $20.1 million for facility lease commitments.

9. SEGMENT INFORMATION

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

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 166 aircraft in this segment.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. Our Oil and Gas operations generated approximately 63% and 67% of our total operating revenue for the quarters ended March 31, 2013 and 2012, respectively.

Air Medical Segment. Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.

We currently operate approximately 89 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 69 separate locations. We also provide air medical transportation services for a customer in the Middle East. For this project, we intend to deploy eight aircraft at six locations once all aircraft are operational. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended March 31, 2013 and 2012, approximately 35% and 31% of our total operating revenues were generated by our Air Medical operations, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Insurance, Medicare, Medicaid, and Self-Pay. Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $57.5 million and $42.5 million as of March 31, 2013 and March 31, 2012, respectively. The allowance for uncompensated care was $49.3 million and $42.0 million as of March 31, 2013 and March 31, 20112, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended
	March 31,
	2013	2012
Provision for contractual discounts	59%	57%
Provision for uncompensated care	10%	10%

These percentages are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Medicaid, Medicare, Insurance, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2013	2012
Insurance	72%	63%
Medicare	20%	24%
Medicaid	7%	12%
Self-Pay	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 39% and 21% of the segment’s revenues for the quarters ended March 31, 2013 and 2012, respectively. The increase is primarily due to a new contract in the Middle East, which is also structured as a hospital contract, but had minimal revenue in the first quarter 2012.

Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost.

Approximately 2% of our total operating revenues for the quarters ended March 31, 2013 and March 31, 2012 were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2013 and 2012 is as follows:

	Quarter Ended March 31,
	2013	2012
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$112,831	$92,952
Air Medical	63,387	42,154
Technical Services	2,750	2,945

Total operating revenues	178,968	138,051

Segment direct expenses (1)
Oil and Gas (2)	92,873	80,014
Air Medical	53,996	37,156
Technical Services	1,821	1,528

Total segment direct expenses	148,690	118,698
Segment selling, general and administrative expenses
Oil and Gas	913	897
Air Medical	1,840	1,655
Technical Services	—	5

Total selling, general and administrative expenses	2,753	2,557

Total direct and selling, general and administrative expenses	151,443	121,255

Net segment profit
Oil and Gas	19,045	12,041
Air Medical	7,551	3,343
Technical Services	929	1,412

Total net segment profit	27,525	16,796
Other, net (3)	127	317
Unallocated selling, general and administrative costs (1)	(5,513)	(6,283)
Interest expense	(7,409)	(7,200)

Earnings before income taxes	$14,730	$3,630

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Quarter Ended March 31,
	2013	2012
Oil and Gas	$6,489	$5,790
Air Medical	2,666	2,311
Technical Services	19	23

Total	$9,175	$8,124

Unallocated SG&A	$756	$279

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income

NOTE 10 – INVESTMENT IN VARIABLE INTEREST ENTITY

A variable interest entity (“VIE”) is an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of March 31, 2013, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region.

For the three months ended March 31, 2013, we recorded a loss in equity of unconsolidated affiliate of $ 0.5 million relative to our 49% equity ownership. In addition, we had $3.4 million of Trade receivables and a $1.0 million note receivable outstanding as of March 31, 2013 from PHIC. The note receivable is included in Other assets on our Condensed Consolidated Balance Sheet. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheet and was $(1.3) million at March 31, 2013. Included in Operating revenues for three months ended March 31, 2013 is $1.3 million of revenues from services provided to PHIC.

11. OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and therefore, not presented in the Condensed Consolidated Statements of Comprehensive Income.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

PHI, Inc. issued $300 million 8.625% Senior Notes in September 2010 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

The following supplemental condensed financial information sets forth, on a consolidated basis, the balance sheet, statement of operations, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the guarantor subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within the financial information presented below.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	March 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$2,259	$1,318	$—	$3,577
Short-term investments	46,020	—	—	46,020
Accounts receivable – net	75,519	62,600	—	138,119
Intercompany receivable	116,597	—	(116,597)	—
Inventories of spare parts – net	66,150	123	—	66,273
Prepaid expenses	9,774	1,508	—	11,282
Work in progress	77,921	—	—	77,921
Other current assets	996	—	—	996
Deferred income taxes	11,966	—	—	11,966
Income taxes receivable	1,381	218	—	1,599

Total current assets	408,583	65,767	(116,597)	357,753
Investment in subsidiaries	102,124	—	(102,124)	—
Property and equipment – net	570,787	193,586	—	764,373
Restricted investments	14,685	—	—	14,685
Other assets	19,494	616	—	20,110

Total assets	$1,115,673	$259,969	$(218,721)	$1,156,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,688	$4,662	$—	$26,350
Accrued and other current liabilities	111,397	8,766	—	120,163
Intercompany payable	—	116,597	(116,597)	—

Total current liabilities	133,085	130,025	(116,597)	146,513
Long-term debt	379,155	—	—	379,155
Deferred income taxes and other long-term liabilities	95,601	27,820	—	123,421
Shareholders’ Equity:
Common stock and paid-in capital	296,477	2,674	(2,674)	296,477
Accumulated other comprehensive loss	(36)	—	—	(36)
Retained earnings	211,391	99,450	(99,450)	211,391

Total shareholders’ equity	507,832	102,124	(102,124)	507,832

Total liabilities and shareholders’ equity	$1,115,673	$259,969	$(218,721)	$1,156,921

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$552	$2,297	$—	$2,849
Short-term investments	50,601	—	—	50,601
Accounts receivable – net	80,148	61,005	—	141,153
Intercompany receivable	115,300	—	(115,300)	—
Inventories of spare parts – net	65,951	123	—	66,074
Prepaid expenses	8,354	1,783	—	10,137
Work in progress	77,764	—	—	77,764
Other current assets	988	—	—	988
Deferred income taxes	11,967	—	—	11,967
Income taxes receivable	1,395	218	—	1,613

Total current assets	413,020	65,426	(115,300)	363,146
Investment in subsidiaries	96,706	—	(96,706)	—
Property and equipment, net	559,686	189,815	—	749,501
Restricted investments	14,685	—	—	14,685
Other assets	19,726	836	—	20,562

Total assets	$1,103,823	$256,077	$(212,006)	$1,147,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,188	$5,120	$—	$26,308
Accrued and other current liabilities	105,875	11,287	—	117,162
Intercompany payable	—	115,300	(115,300)	—

Total current liabilities	127,063	131,707	(115,300)	143,470
Long-term debt	386,755	—	—	386,755
Deferred income taxes and other long-term liabilities	90,390	27,664	—	118,054
Shareholders’ Equity:
Common stock and paid-in capital	297,113	2,674	(2,674)	297,113
Accumulated other comprehensive loss	(51)	—	—	(51)
Retained earnings	202,553	94,032	(94,032)	202,553

Total shareholders’ equity	499,615	96,706	(96,706)	499,615

Total liabilities and shareholders’ equity	$1,103,823	$256,077	$(212,006)	$1,147,894

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$112,485	$66,483	$—	$178,968
Expenses:
Direct expenses	90,885	57,318	—	148,203
Selling, general and administrative expenses	6,333	1,933	—	8,266
Management fees	(2,659)	2,659	—	—

Total operating expenses	94,559	61,910	—	156,469
Loss on disposal of assets, net	25	—	—	25
Equity in loss of unconsolidated affiliate	487	—	—	487

	94,559	61,910	—	156,469

Operating income	17,414	4,573	—	21,987
Equity in net income of consolidated subsidiaries	(2,744)	—	2,744	—
Interest expense	7,409	—	—	7,409
Other (income) expense, net	(152)	—	—	(152)

	4,513	—	2,744	7,257

Earnings before income taxes	12,901	4,573	(2,744)	14,730
Income tax expense	4,063	1,829	—	5,892

Net earnings	$8,838	$2,744	$(2,744)	$8,838

	For the quarter ended March 31, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$92,098	$45,953	$—	$138,051
Expenses:
Direct expenses	79,260	39,438	—	118,698
Selling, general and administrative expenses	7,090	1,750	—	8,840
Management fees	(1,838)	1,838	—	—

Total operating expenses	84,512	43,026	—	127,538
Gain on disposal of assets, net	(11)	—	—	(11)

	84,512	43,026	—	127,538

Operating income	7,597	2,927	—	10,524
Equity in net income of consolidated subsidiaries	(1,756)	—	1,756	—
Interest expense	7,200	—	—	7,200
Other (income) expense, net	(306)	—	—	(306)

	5,138	—	1,756	6,894

Earnings before income taxes	2,459	2,927	(1,756)	3,630
Income tax expense	281	1,171	—	1,452

Net earnings	$2,178	$1,756	$(1,756)	$2,178

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$8,838	$2,744	$(2,744)	$8,838
Unrealized gain on short-term investments	19	—	—	19
Changes in pension plan assets and benefit obligations	(4)	—	—	(4)

	$8,853	$2,744	$(2,744)	$8,853

	For the quarter ended March 31, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$2,178	$1,756	$(1,756)	$2,178
Unrealized gain on short-term investments	50	—	—	50
Changes in pension plan assets and benefit obligations	(4)	—	—	(4)

	$2,224	$1,756	$(1,756)	$2,224

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$31,082	$(979)	$—	$30,103
Investing activities:
Purchase of property and equipment	(24,936)	—	—	(24,936)
Proceeds from asset dispositions	200	—	—	200
Deposits on aircraft	(419)	—	—	(419)
Proceeds from short-term investments, net	4,417	—	—	4,417

Net cash used in investing activities	(20,738)	—	—	(20,738)

Financing activities:
Repurchase of common stock	(1,037)	—	—	(1,037)
Proceeds from line of credit	2,400	—	—	2,400
Payments on line of credit	(10,000)	—	—	(10,000)

Net cash used in financing activities	(8,637)	—	—	(8,637)

Increase (decrease) in cash	1,707	(979)	—	728
Cash, beginning of period	552	2,297	—	2,849

Cash, end of period	$2,259	$1,318	$—	$3,577

	For the quarter ended March 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$17,830	$216	$—	$18,046
Investing activities:
Purchase of property and equipment	(12,520)	—	—	(12,520)
Proceeds from asset dispositions	6,878	—	—	6,878
Deposits on aircraft	281	—	—	281
Purchase of short-term investments, net	(608)	—	—	(608)

Net cash used in investing activities	(5,969)	—	—	(5,969)

Financing activities:
Proceeds from line of credit	5,669	—	—	5,669
Payments on line of credit	(21,790)	—	—	(21,790)

Net cash used in financing activities	(16,121)	—	—	(16,121)

Increase in cash	(4,260)	216	—	(4,044)
Cash, beginning of period	4,313	778	—	5,091

Cash, end of period	$53	$994	$—	$1,047

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto and (ii) our Annual Report on Form 10-K for the year ended December 31, 2012, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, the effect on the demand for our services as a result of the Macondo incident, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental and litigation risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization or work stoppages, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost and unanticipated increases or other changes in our future cash requirements, the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2012 (the “SEC Filings”). All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors section of our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our results of operations are principally driven by the following factors:

•

The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. As the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, as the deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•

Flight volume and patient transports in our Air Medical segment. Our hospital-based programs are typically billed at a fixed monthly contractual rate plus a variable rate for the flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Hospital-based contracts generated approximately 39%, 22%, 20% and 16% of the segment’s revenues for the three months ended March 31, 2013, and the years ended December 31, 2012, 2011 and 2010, respectively, and we anticipate that this percentage will continue to increase during 2013 as a result of our implementation of new projects. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•

Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, is dependent upon payor mix and reimbursement rates. Reimbursement rates vary among provider types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and Self-Pay reimbursement rates. Therefore, a shift in the volume of patient transports among the various payor types will have a direct impact on our revenues.

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

Overview

Operating revenues for the three months ended March 31, 2013 were $179.0 million, compared to $138.1 million for the three months ended March 31, 2012, an increase of $40.9 million. Oil and Gas segment operating revenues increased $19.9 million for the quarter ended March 31, 2013, related primarily to increased medium and heavy aircraft flight hours and revenues resulting mainly from increased deepwater drilling activity. Operating revenues in the Air Medical segment increased $21.2 million due principally to increased revenues attributable to our recently-commenced Middle East program. Operating revenues in the independent provider programs also increased due to increased patient transports, and improvement in the payor mix, as well as rate increases implemented over the past year.

Flight hours for the quarter ended March 31, 2013 were 35,039 compared to 34,065 for the quarter ended March 31, 2012. Oil and Gas segment flight hours increased 1,112 hours (4%) due principally to increases in medium and heavy aircraft flight hours attributable to increased deepwater drilling activity. Air Medical segment flight hours decreased 101 hours (1.3%) from the quarter ended March 31, 2012, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 4,106 for the quarter ended March 31, 2013, compared to transports of 4,046 for the quarter ended March 31, 2012. The decline in flight hours with a corresponding increase in patient transports is attributable to shorter duration transports compared to the prior year quarter.

Net Oil and Gas segment profit was $19.0 million for the quarter ended March 31, 2013, compared to $12.0 million for the quarter ended March 31, 2012, a 58.2% increase. This increase was a result of the above-described increased revenues of $19.9 million, partially offset by an increase in direct expense of $12.9 million, discussed further in the Segment Discussion below.

Net Air Medical segment profit was $7.6 million for the quarter ended March 31, 2013, compared to $3.3 million for the quarter ended March 31, 2012, increasing 126%. The increase in segment profit was primarily due to the above-described increased revenues of $21.2 million, partially offset by an increase in direct expense of $16.8 million, as discussed in the Segment Discussion below.

Net earnings for the quarter ended March 31, 2013 was $8.8 million, or $0.57 per diluted share, compared to net earnings of $2.2 million for the quarter ended March 31, 2012, or $0.14 per diluted share. Pre-tax earnings were $14.7 million for the quarter ended March 31, 2013, compared to pre-tax earnings of $3.6 million for the same period in 2012.

Our Oil and Gas segment continues to improve with additional deepwater drilling activity by our customers requiring us to provide additional medium and heavy aircraft services.

Also, in our Air Medical segment, we have recently commenced the startup of several projects, including the Middle East contract, which collectively we believe will continue to have a favorable effect on net segment profit particularly in 2013 and 2014.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended March 31, 2013 and 2012.

	Quarter Ended March 31,		Favorable (Unfavorable)
	2013	2012
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$112,831	$92,952	$19,879	21.4%
Air Medical	63,387	42,154	21,233	50.4%
Technical Services	2,750	2,945	(195)	(6.6%)

Total operating revenues	178,968	138,051	40,917	29.6%
Segment direct expenses (1)
Oil and Gas	92,873	80,014	(12,859)	(16.1%)
Air Medical	53,996	37,156	(16,840)	(45.3%)
Technical Services	1,821	1,528	(293)	(19.2%)

Total segment direct expenses	148,690	118,698	(29,992)	(25.3%)
Segment selling, general and administrative expenses
Oil and Gas	913	897	(16)	(1.8%)
Air Medical	1,840	1,655	(185)	(11.2%)
Technical Services	—	5	5	n/m

Total segment selling, general and administrative expenses	2,753	2,557	(196)	(7.7%)

Total segment expenses	151,443	121,255	(30,188)	(24.9%)

Net segment profit
Oil and Gas	19,045	12,041	7,004	58.2%
Air Medical	7,551	3,343	4,208	125.9%
Technical Services	929	1,412	(483)	(34.2%)

Total net segment profit	27,525	16,796	10,729	63.9%
Other, net	127	317	(190)	(59.9%)
Unallocated selling, general and administrative costs	(5,513)	(6,283)	770	12.3%
Interest expense	(7,409)	(7,200)	(209)	(2.9%)

Earnings before income taxes	14,730	3,630	11,100	305.8%
Income tax expense	5,892	1,452	(4,440)

Net earnings	$8,838	$2,178	$6,660	305.8%

Flight hours:
Oil and Gas	26,826	25,714	1,112	4.3%
Air Medical (1)	7,700	7,801	(101)	(1.3%)
Technical Services	513	550	(37)	(6.7%)

Total	35,039	34,065	974	2.9%

Air Medical Transports (2)	4,106	4,046	60	1.5%

Aircraft operated at period end:
Oil and Gas (3)	166	164
Air Medical (4)	98	90
Technical Services	6	6

Total (3) (4)	270	260

n/m = not meaningful

(1)	Flight hours include 2,271 flight hours associated with hospital-based contracts, compared to 2,113 flight hours in the prior year quarter.
(2)	Represents individual patient transports for the period.
(3)	Includes nine aircraft as of March 31, 2012 and 2011 that are customer owned.
(4)	Includes 13 aircraft as of March 31, 2013 and six aircraft as of March 31, 2012 that are customer owned.

Quarter Ended March 31, 2013 compared with Quarter Ended March 31, 2012

Combined Operations

Operating Revenues – Operating revenues for the three months ended March 31, 2013 were $179.0 million, compared to $138.1 million for the three months ended March 31, 2012, an increase of $40.9 million. Oil and Gas operating revenues increased $19.9 million for the quarter ended March 31, 2013, related primarily to increased medium and heavy aircraft flight hours and rates. Operating revenues in the Air Medical segment increased $21.2 million primarily due to increased revenues attributable to our Middle East program which began operations in late 2012. Operating revenues in the independent provider programs also increased due to improved payor mix, rate increases implemented in the prior and current years, and increased patient transports.

Flight hours for the quarter ended March 31, 2013 were 35,039 compared to 34,065 for the quarter ended March 31, 2012. Oil and Gas segment’s flight hours increased 1,112 hours due principally to increases in medium and heavy aircraft flight hours. Air Medical segment flight hours decreased 101 hours for the quarter ended March 31, 2013, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 4,106 for the quarter ended March 31, 2013, compared to transports of 4,046 for the quarter ended March 31, 2012. The decline in flight hours with a corresponding increase in patient transports is attributable to shorter duration transports compared to the prior year quarter.

Direct Expenses – Direct operating expense was $148.7 million for the three months ended March 31, 2013, compared to $118.7 million for the three months ended March 31, 2012, an increase of $30.0 million, or 25%. Employee compensation expense increased $13.3 million due to an increase of approximately 272 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 48% and 47% of total direct expense for the quarter ended March 31, 2013 and 2012, respectively. In addition, we experienced increases of $1.6 million in aircraft rent expense, representing 7% of total direct expense, increases of $0.8 million in aircraft depreciation, and increases of $0.5 million in property taxes due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs including aircraft spare parts costs of $1.2 million, representing 5% of total direct expense, aircraft warranty costs of $2.3 million, representing 7% of total direct expense, and fuel expense of $1.1 million, representing 7% of total direct expense, primarily due to increased flight hours as compared to the prior year quarter and additional aircraft added to the fleet. Costs of goods sold increased $6.0 million due to certain costs attributable to our Middle East project which are billed to our customer on a cost plus basis. Our depreciation expense for other items increased $1.8 million. We also experienced a net $1.4 million increase in our other base costs, such as pilot training, contract services, and travel expenses.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $8.3 million for the three months ended March 31, 2013, compared to $8.8 million for the three months ended March 31, 2012. Most of the $0.5 million decrease is due to decreased compensation expenses attributable to vesting of restricted stock units issued under the PHI, Inc. Long-Term Incentive Plan.

Loss (gain) on disposal for assets, net – Losses on asset dispositions were less than $0.1 million for the three months ended March 31, 2013, compared to a gain of less than $0.1 million for the three months ended March 31, 2012.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $0.5 million and zero for the three months ended March 31, 2013 and 2012, respectively.

Other income, net – Other income was $0.2 million for the three months ended March 31, 2013, compared to $0.3 million for the same period in 2012, and represents primarily interest income.

Interest Expense – Interest expense was $7.4 million for the three months ended March 31, 2013, compared to $7.2 million for the three months ended March 31, 2012, due to the increased borrowings on our revolving credit facility.

Income Taxes – Income tax expense for the three months ended March 31, 2013 was $5.9 million compared to $1.5 million for the three months ended March 31, 2012. The effective tax rate was 40% for the three months ended March 31, 2013 and March 31, 2012.

Net Earnings – Net income for the three months ended March 31, 2013 was $8.8 million compared to net income of $2.2 million for the three months ended March 31, 2012. Earnings before income taxes for the three months ended March 31, 2013 was $14.7 million compared to earnings before income tax of $3.6 million for the same period in 2012. Earnings per diluted share was $0.57 for the current quarter compared to earnings per diluted share of $0.14 for the prior year quarter. We had 15.5 million weighted average common shares outstanding during the three months ended March 31, 2013, compared to 15.6 for the three months ended March 31, 2012.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $112.8 million for the three months ended March 31, 2013, compared to $93.0 million for the three months ended March 31, 2012, an increase of $19.9 million. Flight hours were 26,826 for the current quarter compared to 25,714 for the same quarter in the prior year. The increase in revenue is primarily due to increased medium and heavy aircraft flight hours and revenues, primarily attributable to increased deepwater drilling activity in the Gulf of Mexico.

The number of aircraft deployed in the segment was 166 at March 31, 2013 and 164 at March 31, 2012. We have sold or disposed of seven light and one medium aircraft in the Oil and Gas segment since March 31, 2012. We added 10 new aircraft to the Oil and Gas segment since March 31, 2012, consisting of three light, five medium and two heavy aircraft. Aircraft transfers between segments account for the remaining amount.

Direct expense in our Oil and Gas segment was $92.9 million for the three months ended March 31, 2013, compared to $80.0 million for the three months ended March 31, 2012, an increase of $12.9 million. Employee compensation expenses increased $3.9 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $1.0 million, aircraft depreciation of $0.6 million, and property taxes of $0.5 million due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $0.7 million, aircraft warranty costs of $2.1 million and fuel expense of $1.0 million primarily due to increased flight hours as compared to prior year and the additional heavy aircraft added to the fleet. Pilot training costs increased $1.3 million compared to the prior year quarter, and other depreciation also increased $0.1 million. Other expense items increased by a net amount of $1.7 million.

Selling, general and administrative segment expenses were $0.9 million for the three months ended March 31, 2013 and March 31, 2012.

Net Oil and Gas segment profit was $19.0 million with a margin of 17% for the quarter ended March 31, 2013, compared to segment profit of $12.0 million and a margin of 13% for the quarter ended March 31, 2012. The increase in segment profit and margin was due to increased revenues, which were only partially offset by increased direct expenses. These increases resulted from increased medium and heavy aircraft utilization primarily attributable to increased deepwater drilling activity in the Gulf of Mexico. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, with a variable portion that is driven by flight hours

Air Medical – Air Medical segment revenues were $63.4 million for the three months ended March 31, 2013, compared to $42.2 million for the three months ended March 31, 2012, an increase of $21.2 million primarily due to the addition of our recently-commenced Middle East program. Operating revenues in the independent provider programs also increased due to improved payor mix, rate increases implemented over the past year, and increased patient transports. Patient transports were 4,106 for the three months ended March 31, 2013, compared to 4,046 for the same period in the prior year. The increase of 60 patient transports was attributable to the addition of new bases under our independent provider program in late 2012.

The number of aircraft in the segment at March 31, 2013 was 98 compared to 90 at March 31, 2012. Since March 31, 2012, we sold or disposed of two light aircraft in the Air Medical segment. We also added one new fixed wing and two light aircraft to the Air Medical segment during 2012. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $54.0 million for the three months ended March 31, 2013, compared to $37.2 million for the three months ended March 31, 2012, an increase of $16.8 million. Employee compensation expenses increased $9.1 million due to compensation rate increases and additional personnel in the segment. There were also increases in aircraft rent expense and aircraft depreciation of $0.6 million and $0.2 million, respectively, due to additional aircraft added to the fleet. In addition, there was an increase in cost of goods sold of $6.0 due to certain costs attributable to our Middle East program which are billed to our customer on a cost plus basis. Other expense items increased by a net of $0.9 million.

Selling, general and administrative segment expenses were $1.8 million for the three months ended March 31, 2013, compared to $1.7 million for the three months ended March 31, 2012. The $0.1 million increase was primarily due to an increase in employee compensation expense due to additional personnel and compensation rate increases.

Net Air Medical segment profit was $7.6 million with a margin of 12% for the quarter ended March 31, 2013, compared to a segment profit of $3.3 million and a margin of 8% for the quarter ended March 31, 2012. The increase in profit and margins are primarily attributable to the addition of traditional programs, as well as increases in our independent provider programs primarily attributable to rate increases and improved payor mix.

Technical Services – Technical Services revenues decreased $0.2 million for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to lower project activity. Direct expenses increased $0.3 million primarily due to labor cost increases on our Antarctica project. Profit in this segment decreased by $0.5 million due to lower maintenance revenues and cost increases.

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

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations and borrowings under our revolving credit facility. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into operating leases to fund these acquisitions.

Cash Flow

Our cash position was $3.6 million at March 31, 2013, compared to $2.9 million at December 31, 2012. Short-term investments were $46.0 million at March 31, 2013, compared to $50.6 million at December 31, 2012. We also had $14.7 million in restricted investments at March 31, 2013 and December 31, 2012, securing outstanding letters of credit.

Operating activities - Net cash provided by operating activities was $30.1 million for the three months ended March 31, 2013, compared to $18.0 million for the same period in 2012, an increase of $12.1 million. Net cash provided by operating activities (excluding changes in operating assets and liabilities) contributed $25.2 million of cash flow for the three months ended March 31, 2013, compared to $12.3 million for the same period in 2012, an increase of $12.9 million, primarily due to the increase in earnings.

Investing activities - Net cash used in investing activities was $20.7 million for the three months ended March 31, 2013, compared to $6.0 million cash used in investing activities for the same period in 2012. Purchases and sales of short-term investments provided $4.4 million of cash during the three months ended March 31, 2013 compared to net cash used of $1.0 million in the comparable prior year period. Capital expenditures were $25.0 million for the three months ended March 31, 2013, compared to $12.5 million for the same period in 2012. Capital expenditures for 2013 included $23.1 million for aircraft purchases, upgrades, and refurbishments. Capital expenditures for 2012 included $10.4 million for aircraft purchases, upgrades, and refurbishments. Gross proceeds from asset dispositions were $0.2 million for the three months ended March 31, 2013, compared to $6.9 million for the same period in 2012.

We purchased one heavy aircraft pursuant to a lease purchase option and one light aircraft in the first quarter of 2013. The purchases were financed using existing cash on hand and our revolving credit facility.

Financing activities - Financing activities for the three months ended March 31, 2013 included net payments of $7.6 million on the revolving credit facility, and $1.0 million relating to share of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of outstanding restricted stock units. Financing activities for the same period in 2012 included only net payments on the revolving credit facility of $16.1 million.

Long Term Debt

As of March 31, 2013, our total long-term debt was $379.2 million, consisting of our $300 million 8.625% Senior Notes due 2018 and $79.2 million outstanding on our revolving credit facility.

At March 31, 2013, we had $79.2 million in borrowings under our $125.0 million senior secured revolving credit facility. During the quarter ended March 31, 2013, $86.8 million was the highest loan balance, with a weighted average balance of $78.4 million. During the quarter ended December 31, 2012, $46.0 million was the highest loan balance, with a weighted average balance of $40.7 million.

For additional information, see Note 5 to the financial statements in this report.

Contractual Obligations

The table below sets out our contractual obligations as of March 31, 2013 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of March 31, 2013, and expect to remain in compliance through the year ending December 31, 2013. As of March 31, 2013, we leased 24 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2013	2014	2015	2016	2017	Beyond 2017
		(Thousands of dollars)
Aircraft purchase commitments (1)	$165,359	$165,359	$—	$—	$—	$—	$—
Aircraft lease obligations	181,183	28,434	37,471	37,194	30,298	20,429	27,357
Other lease obligations	20,133	3,220	3,713	3,665	2,694	2,160	4,681
Long-term debt	379,155	—	79,155	—	—	—	300,000
Senior notes interest	142,313	12,938	25,875	25,875	25,875	25,875	25,875

	$888,143	$209,951	$146,214	$66,734	$58,867	$48,464	$357,913

(1)	For information about these aircraft purchase commitments, see Note 8 to the financial statements in this report.

As of March 31, 2013, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019. The aggregate option purchase prices are $38.8 million in 2013, $114.4 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions and available cash, we intend to exercise these options as they become exercisable.

We intend to fund the above contractual obligations and purchase options through a combination of aircraft leases, cash flow from operations, and borrowings under our credit facility.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our revolving credit facility. Based on the $79.2 million in borrowings outstanding at March 31, 2013, a 10% increase (0.320%) in the interest rate would reduce our annual pre-tax earnings approximately $0.3 million.

Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At March 31, 2013, the market value of the notes was approximately $324.2 million, based on quoted market indications.

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

See Note 4 to the financial statements in this report for additional information.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, including to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, we cannot assure you that our disclosure controls and procedures will detect all errors or fraud.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see “Legal Matters” in Note 8 to our financial statements included in this report, which is incorporated herein by reference.

Item 1A.	RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Results of Annual Meeting

At PHI’s annual meeting of stockholders on May 2, 2013, for which proxies were not solicited, the board of directors that was re-nominated, as described in the Company’s Information Statement filed April 12, 2013, was re-elected in its entirety, with 2,009,929 votes in favor of each director, and zero votes withheld or abstaining. In addition, the ratification of the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2013 was approved with 2,009,929 votes in favor, and zero votes against or abstaining.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q filed on November 7, 2011).

4.5	Fourth Amendment dated March 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.5 to PHI’s Report on Form 10-Q filed on May 9, 2012).

4.6	Fifth Amendment dated September 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank(incorporated by reference to Exhibit 4.6 to PHI’s Report on Form 10-Q filed on November 5, 2012).

4.7	Sixth Amendment dated January 13, 2013 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.7 to PHI’s Report on Form 10-K filed on March 15, 2013).

4.8	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.9	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 3, 2013	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 3, 2013	By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay
Chief Financial Officer