Form 10-Q
period 2013-06-30
PHI INC
filed 2013-08-02
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,567,879 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash	$12,190	$2,849
Short-term investments	76,214	50,601
Accounts receivable – net
Trade	155,709	137,179
Other	1,869	3,974
Inventories of spare parts – net	67,403	66,074
Prepaid expenses	11,493	10,137
Work in progress	77,921	77,764
Deferred income taxes	11,967	11,967
Income taxes receivable	1,623	1,613
Other current assets	—	988

Total current assets	416,389	363,146
Property and equipment – net	756,928	749,501
Restricted investments	14,685	14,685
Other	15,853	20,562

Total assets	$1,203,855	$1,147,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,754	$26,308
Accrued and other current liabilities	122,111	117,162

Total current liabilities	162,865	143,470
Long-term debt	375,723	386,755
Deferred income taxes	124,303	105,418
Other long-term liabilities	13,061	12,636
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 and 2,852,616 shared issued and outstanding at June 30, 2013 and December 31, 2012, respectively	291	285
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,567,879 and 12,458,992 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,257	1,246
Additional paid-in capital	295,528	295,582
Accumulated other comprehensive loss	(80)	(51)
Retained earnings	230,907	202,553

Total shareholders’ equity	527,903	499,615

Total liabilities and shareholders’ equity	$1,203,855	$1,147,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues, net	$195,543	$160,554	$374,511	$298,605
Expenses:
Direct expenses	159,494	134,088	307,697	252,790
Selling, general and administrative expenses	10,024	9,672	18,290	18,508

Total operating expenses	169,518	143,760	325,987	271,298
Gain on disposal of assets	(14,701)	(679)	(14,676)	(690)
Impairment of assets	421	—	421	—
Equity in loss of unconsolidated affiliate	596	—	1,083	—

Operating income	39,709	17,473	61,696	27,997
Interest expense	7,257	7,440	14,666	14,640
Other income, net	(73)	(57)	(225)	(363)

	7,184	7,383	14,441	14,277

Earnings before income taxes	32,525	10,090	47,255	13,720
Income tax expense	13,009	4,036	18,901	5,488

Net earnings	$19,516	$6,054	$28,354	$8,232

Weighted average shares outstanding:
Basic	15,474	15,312	15,474	15,312
Diluted	15,674	15,550	15,673	15,486
Net earnings per share:
Basic	$1.26	$0.40	$1.83	$0.54
Diluted	$1.25	$0.39	$1.81	$0.53

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$19,516	$6,054	$28,354	$8,232
Unrealized (loss) gain on short-term investments	(42)	17	(23)	67
Changes in pension plan assets and benefit obligations	(2)	(8)	(6)	(12)

Total comprehensive income	$19,472	$6,063	$28,325	$8,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337
Net earnings	—	—	—	—	—	—	8,232	8,232
Unrealized gain on short-term Investments	—	—	—	—	—	67	—	67
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(12)	—	(12)

Balance at June 30, 2012	2,853	$285	12,459	$1,246	$291,403	$(38)	$192,728	$485,624

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2012	2,853	$285	12,565	$1,246	$295,582	$(51)	$202,553	$499,615
Net earnings	—	—	—	—	—	—	28,354	28,354
Unrealized gain on short-term investments	—	—	—	—	—	(23)	—	(23)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(6)	—	(6)
Amortization of unearned stock-based compensation	—	—	—	—	999	—	—	999
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	4	17	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(1)	(6)	(59)	—	—	(65)
Issuance of voting common stock (upon vesting of restricted stock units)	84	9	—	—	—	—	—	9
Cancellation of restricted voting stock units for tax withholdings on vested shares	(31)	(3)	—	—	(994)	—	—	(997)

Balance at June 30, 2013	2,906	$291	12,568	$1,257	$295,528	$(80)	$230,907	$527,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net earnings	$28,354	$8,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,863	16,782
Deferred income taxes	18,905	5,338
Equity in loss of unconsolidated affiliate	1,083	—
Gain on asset dispositions	(14,676)	(690)
Impairment of assets	421	—
Other	(70)	406
Changes in operating assets and liabilities	2,826	(5,186)

Net cash provided by operating activities	57,706	24,882

Investing activities:
Purchase of property and equipment	(50,004)	(32,407)
Proceeds from asset dispositions	37,255	8,587
Purchase of short-term investments	(246,375)	(102,436)
Proceeds from sale of short-term investments	220,249	94,842
Deposits returned on aircraft	3,150	—
Deposits paid on aircraft	(571)	(9,126)

Net cash used in investing activities	(36,296)	(40,540)

Financing activities:
Proceeds from line of credit	41,965	66,081
Payments on line of credit	(52,997)	(54,090)
Repurchase of common stock for payroll tax withholding requirements	(1,037)	—

Net cash (used in) provided by financing activities	(12,069)	11,991

Increase (decrease) in cash	9,341	(3,667)
Cash, beginning of period	2,849	5,091

Cash, end of period	$12,190	$1,424

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$14,286	$14,317

Income taxes	$229	$563

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$367	$1,300

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

Investments consisted of the following as of June 30, 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$32,721	$—	$—	$32,721
Commercial Paper	25,740	2	(6)	25,736
Corporate bonds and notes	32,486	1	(45)	32,442

Subtotal	90,947	3	(51)	90,899
Deferred compensation plan assets included in other assets	1,888	—	—	1,888

Total	$92,835	$3	$(51)	$92,787

Investments consisted of the following as of December 31, 2012:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$29,816	$—	$—	$29,816
Commercial Paper	5,494	1	(2)	5,493
Corporate bonds and notes	29,986	2	(11)	29,977

Subtotal	65,296	3	(13)	65,286
Deferred compensation plan assets included in other assets	2,687	—	—	2,687

Total	$67,983	$3	$(13)	$67,973

$14.7 million of our investments are long-term and included on the balance sheet as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	June 30, 2013		December 31, 2012
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$43,282	$43,259	$35,480	$35,470
Due within two years	14,944	14,919	—	—

Total	$58,226	$58,178	$35,480	$35,470

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	June 30, 2013		December 31, 2012
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.138	95	0.305	138
Corporate bonds and notes	2.634	342	2.965	112

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$17,737	$(6)	$2,494	$(2)
Corporate bonds and notes	28,935	(45)	16,771	(11)

Total	$46,672	$(51)	$19,265	$(13)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of:

	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$—	$—	$2,004	$(.4)

	$—	$—	$2,004	$(.4)

We consider the decline in market value of our investments to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2013 or December 31, 2012. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). We did not have any other-than-temporary impairments relating to credit losses on debt securities for the quarter and six months ended June 30, 2013.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at June 30, 2013 and December 31, 2012.

Revenues related to emergency flights generated by the Company’s Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $66.7 million and $54.6 million as of June 30, 2013 and December 31, 2012, respectively. The allowance for uncompensated care was $45.3 million and $48.0 million as of June 30, 2013 and December 31, 2012, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify as for charity care. The value of these services was $2.6 million and $1.5 million for the quarters ended June 30, 2013 and 2012, respectively. The estimated cost of providing charity services was $1.0 million and $0.5 million for the quarters ended June 30, 2013 and 2012, respectively. The value of these services was $4.4 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. The estimated cost of providing charity services was $1.7 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	June 30, 2013	December 31, 2012
Allowance for Contractual Discounts	42%	38%
Allowance for Uncompensated Care	29%	33%

Our contract in the Middle East requires us to provide multiple services, including helicopter leasing, flight services for helicopter emergency medical service operations, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. All services are delivered and earned monthly over a three-year contractual period which began on September 29, 2012. The customer may terminate the contract prior to the end of the contract term by giving ninety days advance notice and paying an early termination fee of $13.5 million. Each of the major services mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each deliverable was determined based upon third-party evidence and estimates.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $12.2 million and $12.4 million at June 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2013
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$32,721	$32,721	$—
Commercial Paper	25,736	—	25,736
Corporate bonds and notes	32,442	—	32,442

	90,899	32,721	58,178
Deferred compensation plan assets	1,888	1,888	—

Total	$92,787	$34,609	$58,178

		December 31, 2012
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$29,816	$29,816	$—
Commercial Paper	5,493	—	5,493
Corporate bonds and notes	29,977	—	29,977

	65,286	29,816	35,470
Deferred compensation plan assets	2,687	2,687	—

Total	$67,973	$32,503	$35,470

We hold our short-term investments in an investment fund consisting of investment grade money market instruments of governmental and private issuers, which is classified as short-term investments. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not active. These items may not be traded daily; examples include corporate bonds and U.S. government agencies. There have been no transfers between Level 1 and Level 2 investments. We hold no Level 3 investments. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility all had fair values approximating their carrying amounts at June 30, 2013 and December 31, 2012. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $318.8 million and $320.3 million at June 30, 2013 and December 31, 2012, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of are as follows:

	June 30, 2013	December 31, 2012
	(Thousands of dollars)
Senior Notes issued September 23, 2010, interest only payable semi-annually at 8.625%, maturing October 15, 2018	$300,000	$300,000
Revolving Credit Facility due September 1, 2014 with a group of commercial banks, interest payable at variable rates	75,723	86,755

Total long-term debt	$375,723	$386,755

Other—We maintain a separate letter of credit facility that had $14.7 million in letters of credit outstanding at June 30, 2013 and December 31, 2012.

Cash paid for interest was $13.6 million for the quarter ended June 30, 2013 and $13.4 million for the quarter ended June 30, 2012. Cash paid for interest was $14.3 million for the six months ended June 30, 2013 and June 30, 2012.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and six months ended June 30, 2013 and 2012 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,474	15,312	15,474	15,312
Dilutive effect of restricted stock units	200	238	199	174

Weighted average outstanding shares of common stock, diluted	15,674	15,550	15,673	15,486

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the six months and quarters ended June 30, 2013 and 2012.

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted units	$113	$731	$222	$731
Performance-based restricted units	486	—	777	—

Total stock-based compensation expense	$599	$731	$999	$731

During the quarter and six months ended June 30, 2013, 1,218 time-based restricted units and 124,047 performance-based restricted units were awarded to managerial employees.

8. ASSET DISPOSALS AND IMPAIRMENTS

Asset disposal and impairments—During the quarter, we sold two heavy aircraft previously utilized in our Oil and Gas segment. The carrying value prior to the sale was $20.6 million. These aircraft were sold for $37.0 million, resulting in a gain of $16.4 million recorded in the second quarter of 2013. These aircraft no longer met our strategic needs. In addition we sold an airframe to a charitable organization, which resulted in a loss of $1.7 million.

We also recorded an impairment loss in the quarter for two medium aircraft in our Air Medical segment. The carrying value of these aircraft was $0.8 million. Following a market analysis, it was determined that the current market value for these aircraft was $0.4 million. As a result, we recorded an impairment loss of $0.4 million in the second quarter of 2013.

9. COMMITMENTS AND CONTINGENCIES

Commitments—In 2012, we executed a contract to acquire six new heavy aircraft for our Oil and Gas segment. As of June 30, 2013, three aircraft remained scheduled for delivery for the third quarter of 2013, with an aggregate acquisition cost of $80.1 million. Subsequent to June 30, 2013, we entered into a contract to purchase six new light helicopters for our Air Medical segment. The aggregate acquisition cost of the aircraft is $15.1 million and delivery is scheduled for the third and fourth quarters of 2013.

Total aircraft deposits of $9.2 million were included in Other Assets as of June 30, 2013. This amount represents deposits for aircraft purchase contracts.

As of June 30, 2013, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019. The aggregate option purchase prices are $30.8 million in 2013, $114.4 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions and available cash, we intend to exercise these options as they become exercisable.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of June 30, 2013 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI Plant I location on August 23, 2010. All Louisiana Department of Natural Resources approvals were received and the project began on May 16, 2011. Initial work took three weeks. Groundwater sampling that was performed during December 2011, March 2012, and September 2012 was evaluated to determine the effectiveness of remediation performed to date and whether additional remediation will be necessary. Based upon that review, a second round of sampling in one of the two source areas was performed during the fourth quarter 2012. Total cost for this project is anticipated to remain substantially below the current environmental reserve. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On December 31, 2009, the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots, sued the Company in United States District Court for the Western District of Louisiana asserting that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to a 2006 strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms, including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in two other litigations between the parties that have since been resolved in the Company’s favor. By Order dated April 26, 2012, the District Court invited PHI to file a motion to dismiss the OPEIU’s claims. PHI filed such a motion to dismiss the OPEIU’s claims on May 11, 2012, and the Court dismissed all claims against PHI without prejudice for lack of jurisdiction to award the equitable relief sought in the complaint, entering a final judgment on October 15, 2012. The OPEIU has appealed this decision to the U.S Court of Appeals, Fifth Circuit. The appeal is fully briefed, and oral argument is scheduled to occur on August 7, 2013. PHI expects a decision between 20 and 60 days following oral argument.

Operating Leases – We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases. All aircraft leases contain purchase options exercisable at certain dates in the lease agreements.

At June 30, 2013, we had approximately $245.7 million in aggregate commitments under operating leases of which approximately $22.8 million is payable through December 31, 2013. The total lease commitments include $226.5 million for aircraft and $19.2 million for facility lease commitments.

10. SEGMENT INFORMATION

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

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas operations are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended June 30, 2013 and 2012, approximately 62% and 65% of our total operating revenues were generated by our Oil and Gas operations. Our Oil and Gas operations generated approximately 62% and 66% of our total operating revenue for the six months ended June 30, 2013 and 2012, respectively.

Air Medical Segment. Our Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.

As of June 30, 2013, 100 aircraft were assigned to our Air Medical operations. We currently operate approximately 91 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 69 separate locations. We also provide air medical transportation services for a customer in the Middle East. For this program, we currently intend, based on present conditions, to deploy eight aircraft at six locations once all aircraft are operational, which we expect to occur in the third quarter of 2013. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended June 30, 2013 and 2012, approximately 37% and 34% of our total operating revenues were generated by our Air Medical operations, respectively. For the six months ended June 30, 2013 and 2012, approximately 37% and 32% of our total operating revenues were generated by our Air Medical operations, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Insurance, Medicare, Medicaid, and Self-Pay. Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $66.7 million and $61.6 million as of June 30, 2013 and June 30, 2012, respectively. The allowance for uncompensated care was $45.3 million and $35.3 million as of June 30, 2013 and June 30, 2012, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provision for contractual discounts	60%	60%	60%	59%
Provision for uncompensated care	9%	5%	9%	7%

These percentages are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Insurance	73%	61%	72%	60%
Medicare	18%	22%	19%	24%
Medicaid	8%	16%	8%	15%
Self-Pay	1%	1%	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 38% and 18% of the segment’s revenues for the quarters ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, these contracts generated approximately 39% and 19% of the segment’s revenues. The increase is primarily due to a new contract in the Middle East, which is also structured as a hospital contract, but had minimal revenue in the first quarter 2012.

Technical Services Segment. The Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost.

Approximately 1% of our total operating revenues for the quarters ended June 30, 2013 and June 30, 2012 were generated by our Technical Services operations. For the six months ended June 30, 2013 and 2012, approximately 1% and 2%, respectively, of our total operating revenues were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2013 and 2012 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$120,970	$104,421	$233,801	$197,373
Air Medical	72,859	54,399	136,246	96,553
Technical Services	1,714	1,734	4,464	4,679

Total operating revenues, net	195,543	160,554	374,511	298,605

Segment direct expenses (1)
Oil and Gas (2)	97,824	89,252	190,697	169,266
Air Medical	60,376	42,847	114,372	80,003
Technical Services	1,890	1,989	3,711	3,521

Total direct expenses	160,090	134,088	308,780	252,790

Segment selling, general and administrative expenses
Oil and Gas	1,027	911	1,940	1,808
Air Medical	1,909	1,720	3,749	3,375
Technical Services	—	—	—	1

Total selling, general and administrative expenses	2,936	2,631	5,689	5,184

Total direct and selling, general and administrative expenses	163,026	136,719	314,469	257,974

Net segment profit (loss)
Oil and Gas	22,119	14,258	41,164	26,299
Air Medical	10,574	9,832	18,125	13,175
Technical Services	(176)	(255)	753	1,157

Total	32,517	23,835	60,042	40,631

Other, net (3)	14,353	736	14,480	1,053
Unallocated selling, general and administrative costs (1)	(7,088)	(7,041)	(12,601)	(13,324)
Interest expense	(7,257)	(7,440)	(14,666)	(14,640)

Earnings before income taxes	$32,525	$10,090	$47,255	$13,720

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Oil and Gas	$6,814	$5,738	$13,303	$11,528
Air Medical	2,837	2,354	5,503	4,665
Technical Services	12	22	31	45

Total	$9,663	$8,114	$18,837	$16,238

Unallocated SG&A	$963	$266	$2,026	$545

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment and impairments, and other income

11. INVESTMENT IN VARIABLE INTEREST ENTITY

A variable interest entity is an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of June 30, 2013, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the six months ended June 30, 2013, we recorded a loss in equity of unconsolidated affiliate of $1.1 million relative to our 49% equity ownership. In addition, we had $5.4 million of Trade receivables and a $1.0 million note receivable outstanding as of June 30, 2013 from PHIC. The note receivable is included in Other assets on our Condensed Consolidated Balance Sheet. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheet and was $(1.9) million at June 30, 2013. Included in Operating revenues for six months ended June 30, 2013 is $1.8 million of revenues from services provided to PHIC.

12. OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and therefore, not presented in the Condensed Consolidated Statements of Comprehensive Income.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In September 2010, PHI, Inc. issued $300 million of 8.625% Senior Notes due 2018 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	June 30, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$1,157	$11,033	$—	$12,190
Short-term investments	76,214	—	—	76,214
Accounts receivable – net	89,105	68,473	—	157,578
Intercompany receivable	126,255	—	(126,255)	—
Inventories of spare parts – net	67,277	126	—	67,403
Prepaid expenses	9,244	2,249	—	11,493
Work in progress	77,921	—	—	77,921
Deferred income taxes	11,966	—	—	11,966
Income taxes receivable	1,393	231	—	1,624

Total current assets	460,532	82,112	(126,255)	416,389
Investment in subsidiaries	108,241	—	(108,241)	—
Property and equipment – net	556,665	200,263	—	756,928
Restricted investments	14,685	—	—	14,685
Other assets	15,503	350	—	15,853

Total assets	$1,155,626	$282,725	$(234,496)	$1,203,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,519	$7,235	$—	$40,754
Accrued and other current liabilities	109,387	12,724	—	122,111
Intercompany payable	—	126,255	(126,255)	—

Total current liabilities	142,906	146,214	(126,255)	162,865
Long-term debt	375,723	—	—	375,723
Deferred income taxes and other long-term liabilities	109,094	28,270	—	137,364
Shareholders’ Equity:
Common stock and paid-in capital	297,076	2,674	(2,674)	297,076
Accumulated other comprehensive loss	(80)	—	—	(80)
Retained earnings	230,907	105,567	(105,567)	230,907

Total shareholders’ equity	527,903	108,241	(108,241)	527,903

Total liabilities and shareholders’ equity	$1,155,626	$282,725	$(234,496)	$1,203,855

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$116,808	$78,735	$—	$195,543
Expenses:
Direct expenses	96,106	63,388	—	159,494
Selling, general and administrative expenses	8,022	2,002	—	10,024
Management fees	(5,809)	5,809	—	—

Total operating expenses	98,319	71,199	—	169,518
Gain on disposal of assets, net	(14,701)	—	—	(14,701)
Impairment of assets	—	421	—	421
Equity in loss of unconsolidated affiliate	596	—	—	596

Operating income	32,594	7,115	—	39,709
Equity in net income of consolidated subsidiaries	(4,522)	—	4,522	—
Interest expense	7,257	—	—	7,257
Other income, net	(73)	—	—	(73)

	2,662	—	4,522	7,184

Earnings before income taxes	29,932	7,115	(4,522)	32,525
Income tax expense	10,163	2,846	—	13,009

Net earnings	$19,769	$4,269	$(4,522)	$19,516

	For the quarter ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$102,270	$58,284	$—	$160,554
Expenses:
Direct expenses	88,551	45,537	—	134,088
Selling, general and administrative expenses	7,861	1,811	—	9,672
Management fees	(2,331)	2,331	—	—

Total operating expenses	94,081	49,679	—	143,760
Gain on disposal of assets, net	(679)	—	—	(679)

Operating income	8,868	8,605	—	17,473
Equity in net income of consolidated subsidiaries	(5,156)	—	5,156	—
Interest expense	7,428	12	—	7,440
Other income, net	(57)	—	—	(57)

	2,215	12	5,156	7,383

Earnings before income taxes	6,653	8,593	(5,156)	10,090
Income tax expense	599	3,437	—	4,036

Net earnings	$6,054	$5,156	$(5,156)	$6,054

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$229,293	$145,218	$—	$374,511
Expenses:
Direct expenses	186,992	120,705	—	307,697
Selling, general and administrative expenses	14,354	3,936	—	18,290
Management fees	(5,809)	5,809	—	—

Total operating expenses	195,537	130,450	—	325,987
Gain on disposal of assets, net	(14,676)	—	—	(14,676)
Impairment of assets	—	421	—	421
Equity in loss of unconsolidated affiliate	1,083	—	—	1,083

Operating income	47,349	14,347	—	61,696
Equity in net income of consolidated subsidiaries	(8,861)	—	8,861	—
Interest expense	14,666	—	—	14,666
Other income, net	(225)	—	—	(225)

	5,580	—	8,861	14,441

Earnings before income taxes	41,769	14,347	(8,861)	47,255
Income tax expense	13,162	5,739	—	18,901

Net earnings	$28,607	$8,608	$(8,861)	$28,354

	For the six months ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$194,368	$104,237	$—	$298,605
Expenses:
Direct expenses	167,815	84,975	—	252,790
Selling, general and administrative expenses	14,947	3,561	—	18,508
Management fees	(4,169)	4,169	—	—

Total operating expenses	178,593	92,705	—	271,298
Gain on disposal of assets, net	(690)	—	—	(690)

Operating income	16,465	11,532	—	27,997
Equity in net income of consolidated subsidiaries	(6,912)	—	6,912	—
Interest expense	14,628	12	—	14,640
Other income, net	(363)	—	—	(363)

	7,353	12	6,912	14,277

Earnings before income taxes	9,112	11,520	(6,912)	13,720
Income tax expense	880	4,608	—	5,488

Net earnings	$8,232	$6,912	$(6,912)	$8,232

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$19,516	$4,522	$(4,522)	$19,516
Unrealized loss on short-term investments	(42)	—	—	(42)
Changes in pension plan assets and benefit obligations	(2)	—	—	(2)

	$19,472	$4,522	$(4,522)	$19,472

	For the quarter ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$6,054	$5,156	$(5,156)	$6,054
Unrealized gain on short-term investments	17	—	—	17
Changes in pension plan assets and benefit obligations	(8)	—	—	(8)

	$6,063	$5,156	$(5,156)	$6,063

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$28,354	$8,861	$(8,861)	$28,354
Unrealized loss on short-term investments	(23)	—	—	(23)
Changes in pension plan assets and benefit obligations	(6)	—	—	(6)

	$28,325	$8,861	$(8,861)	$28,325

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$8,232	$6,912	$(6,912)	$8,232
Unrealized gain on short-term investments	67	—	—	67
Changes in pension plan assets and benefit obligations	(12)	—	—	(12)

	$8,287	$6,912	$(6,912)	$8,287

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$48,970	$8,736	$—	$57,706
Investing activities:
Purchase of property and equipment	(50,004)	—	—	(50,004)
Proceeds from asset dispositions	37,255	—	—	37,255
Deposits returned on aircraft, net	2,579	—	—	2,579
Purchase of short-term investments	(246,375)	—	—	(246,375)
Proceeds from sale of short-term investments, net	220,249	—	—	220,249

Net cash used in investing activities	(36,296)	—	—	(36,296)

Financing activities:
Proceeds from line of credit	41,965	—	—	41,965
Payments on line of credit	(52,997)	—	—	(52,997)
Repurchase of common stock	(1,037)	—	—	(1,037)

Net cash used in financing activities	(12,069)	—	—	(12,069)

Increase in cash	605	8,736	—	9,341
Cash, beginning of period	552	2,297	—	2,849

Cash, end of period	$1,157	$11,033	$—	$12,190

	For the six months ended June 30, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$24,288	$594	$—	$24,882
Investing activities:
Purchase of property and equipment	(32,407)	—	—	(32,407)
Proceeds from asset dispositions	8,587	—	—	8,587
Deposits paid on aircraft	(9,126)	—	—	(9,126)
Purchase of short-term investments, net	(7,594)	—	—	(7,594)

Net cash used in investing activities	(40,540)	—	—	(40,540)

Financing activities:
Proceeds from line of credit	66,081	—	—	66,081
Payments on line of credit	(54,090)	—	—	(54,090)

Net cash provided by financing activities	11,991	—	—	11,991

(Decrease) increase in cash	(4,261)	594	—	(3,667)
Cash, beginning of period	4,313	778	—	5,091

Cash, end of period	$52	$1,372	$—	$1,424

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico and our other operating areas, the effect on the demand for our services as a result of the 2010 Macondo incident and its aftermath, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental and litigation risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization or work stoppages, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, unanticipated increases or other changes in our future cash requirements, and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our Form 10-K for the year ended December 31, 2012, as updated by our subsequently filed quarterly reports on Form 10-Q (the “SEC Filings”). All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our results of operations are principally driven by the following factors:

•

The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. As the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, as deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•

Flight volume and patient transports in our Air Medical segment. Our hospital-based programs are typically billed at a fixed monthly contractual rate plus a variable rate for the flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Hospital-based contracts generated approximately 39%, 22%, 20% and 16% of the segment’s revenues for the six months ended June 30, 2013, and the years ended December 31, 2012, 2011 and 2010, respectively, and we anticipate that this percentage will continue to increase during 2013 as a result of our implementation of new projects. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•

Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, is dependent upon payor mix and reimbursement rates. Reimbursement rates vary among provider types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Therefore, a shift during any particular period in the volume of patient transports among the various payor types will have a direct impact on our revenues.

•

Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages and we may not be able to recover all of these costs increases through rate increases.

Overview

Quarter Ended June 30, 2013 - Operating revenues, net for the three months ended June 30, 2013 were $195.5 million, compared to $160.6 million for the three months ended June 30, 2012, an increase of $34.9 million. Oil and Gas segment operating revenues increased $16.5 million for the quarter ended June 30, 2013, related primarily to increased heavy aircraft flight revenues resulting mainly from increased deepwater drilling activity. Operating revenues in the Air Medical segment increased $18.5 million due principally to increased revenues attributable to our recently-commenced Middle East operations. Despite a decrease in patient transports, operating revenues in our Air Medical independent provider programs remained the same due to improvement in the payor mix, as well as rate increases implemented over the past year.

Total flight hours for the quarter ended June 30, 2013 were 38,396 compared to 40,180 for the quarter ended June 30, 2012. Oil and Gas segment flight hours decreased 1,364 hours due principally to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 426 hours from the quarter ended June 30, 2012, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 4,707 for the quarter ended June 30, 2013, compared to transports of 4,922 for the quarter ended June 30, 2012, contributing to the decrease in flight hours.

Net Oil and Gas segment profit was $22.1 million for the quarter ended June 30, 2013, compared to $14.3 million for the quarter ended June 30, 2012, a 55.1% increase. This increase was a result of the above-described increased revenues of $16.5 million, partially offset by an increase in direct expense of $8.5 million, discussed further in the Segment Discussion below.

Net Air Medical segment profit was $10.6 million for the quarter ended June 30, 2013, compared to $9.8 million for the quarter ended June 30, 2012, a 7.5% increase. The increase in segment profit was primarily due to the above-described increased revenues of $18.5 million, partially offset by an increase in direct expense of $17.5 million, as discussed in the Segment Discussion below.

Net earnings for the quarter ended June 30, 2013 were $19.5 million, or $1.25 per diluted share, compared to net earnings of $6.1 million for the quarter ended June 30, 2012, or $0.39 per diluted share. Net earnings for the quarter ended June 30, 2013 included a $13.6 million increase in our gain on the disposal of assets and impairments when compared to the quarter ended June 30, 2012, as described further in our Combined Operations discussion below. Pre-tax earnings were $32.5 million for the quarter ended June 30, 2013, compared to pre-tax earnings of $10.1 million for the same period in 2012.

Six Months Ended June 30, 2013 - Year to date operating revenues for June 30, 2013 were $374.5 million, compared to $298.6 million for the six months ended June 30, 2012, an increase of $75.9 million. Oil and Gas segment operating revenues increased $36.4 million, related primarily to increased medium and heavy aircraft flight revenues resulting mainly from increased deepwater drilling activity. Operating revenues in the Air Medical segment increased $39.7 million, due principally to increased revenues attributable to our recently-commenced Middle East operations. Operating revenues in our Air Medical independent provider programs also increased due to improvement in the payor mix, as well as rate increases implemented over the past year, despite a decrease in patient transports.

Total flight hours for the six months ended June 30, 2013 were 73,435 compared to 74,245 for the six months ended June 30, 2012. Oil and Gas segment flight hours decreased 252 hours due principally to decreases in light and medium aircraft flight hours, offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 527 hours from the six months ended June 30, 2012, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 8,813 for the six months ended June 30, 2013, compared to transports of 8,968 for the six months ended June 30, 2012.

Net Oil and Gas segment profit was $41.2 million for the six months ended June 30, 2013, compared to $26.3 million for the six months ended June 30, 2012, a 56.5% increase. This increase was a result of the above-described increased revenues of $36.4 million, partially offset by an increase in direct expense of $21.4 million, discussed further in the Segment Discussion below.

Net Air Medical segment profit was $18.1 million for the six months ended June 30, 2013, compared to $13.2 million for the six months ended June 30, 2012, increasing 37.6%. The increase in segment profit was primarily due to the above-described increased revenues of $39.7 million, partially offset by an increase in direct expense of $34.4 million, as discussed in the Segment Discussion below.

Net earnings for the six months ended June 30, 2013 was $28.4 million, or $1.81 per diluted share, compared to net earnings of $8.2 million for the six months ended June 30, 2012, or $0.53 per diluted share. Net earnings for the six months ended June 30, 2013 included a $13.6 million increase in our gain on the disposal of assets and impairments when compared to the six months ended June 30, 2012, as described further in our Combined Operations discussion below. Pre-tax earnings were $47.3 million for the six months ended June 30, 2013, compared to pre-tax earnings of $13.7 million for the same period in 2012.

Outlook - Our Oil and Gas segment continues to improve with additional deepwater drilling activity by our customers, which has increased the demand for our higher-margin medium and heavy aircraft services.

In our Air Medical segment, we have recently commenced the startup of several projects, including the Middle East program, which collectively we believe will continue to have a favorable effect on net segment profit particularly in 2013 and 2014.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended		Favorable
	June 30,		(Unfavorable)
	2013	2012
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$120,970	$104,421	$16,549	15.8%
Air Medical	72,859	54,399	18,460	33.9%
Technical Services	1,714	1,734	(20)	(1.2%)

Total operating revenues	195,543	160,554	34,989	21.8%
Segment direct expenses (1)
Oil and Gas	97,824	89,252	8,572	9.6%
Air Medical	60,376	42,847	17,529	40.9%
Technical Services	1,890	1,989	(99)	(5.0%)

Total segment direct expenses	160,090	134,088	26,002	19.4%
Segment selling, general and administrative expenses
Oil and Gas	1,027	911	116	12.7%
Air Medical	1,909	1,720	189	11.0%
Technical Services	—	—	—	n/m

Total segment selling, general and administrative expenses	2,936	2,631	305	11.6%

Total segment expenses	163,026	136,719	26,307	19.2%
Net segment profit
Oil and Gas	22,119	14,258	7,861	55.1%
Air Medical	10,574	9,832	742	7.5%
Technical Services	(176)	(255)	79	(31.0%)

Total net segment profit	32,517	23,835	8,682	36.4%
Other, net	14,353	736	13,617	n/m
Unallocated selling, general and administrative costs	(7,088)	(7,041)	(47)	(0.7%)
Interest expense	(7,257)	(7,440)	183	2.5%

Earnings before income taxes	32,525	10,090	22,435	222.3%
Income tax expense	13,009	4,036	8,973

Net earnings	$19,516	$6,054	$13,462	222.4%

Flight hours:
Oil and Gas	29,469	30,833	(1,364)	(4.4%)
Air Medical (2)	8,921	9,347	(426)	(4.6%)
Technical Services	6	—	6	n/m

Total	38,396	40,180	(1,784)	(4.4%)

Air Medical Transports (3)	4,707	4,922	(215)	(4.4%)

n/m = not meaningful

(1)	Segment direct expenses in the Oil and Gas segment include a loss in equity of unconsolidated affiliate of $0.6 million.
(2)	Flight hours include 2,497 flight hours associated with hospital-based contracts, compared to 2,685 flight hours in the prior year quarter.
(3)	Represents individual patient transports for the period.

	Six Months Ended		Favorable
	June 30,		(Unfavorable)
	2013	2012
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$233,801	$197,373	$36,428	18.5%
Air Medical	136,246	96,553	39,693	41.1%
Technical Services	4,464	4,679	(215)	(4.6%)

Total operating revenues	374,511	298,605	75,906	25.4%
Segment direct expenses (1)
Oil and Gas	190,697	169,266	21,431	12.7%
Air Medical	114,372	80,003	34,369	43.0%
Technical Services	3,711	3,521	190	5.4%

Total segment direct expenses	308,780	252,790	55,990	22.1%
Segment selling, general and administrative expenses
Oil and Gas	1,940	1,808	132	7.3%
Air Medical	3,749	3,375	374	11.1%
Technical Services	—	1	(1)	n/m

Total segment selling, general and administrative expenses	5,689	5,184	505	9.7%

Total segment expenses	314,469	257,974	56,945	21.9%
Net segment profit
Oil and Gas	41,164	26,299	14,865	56.5%
Air Medical	18,125	13,175	4,950	37.6%
Technical Services	753	1,157	(404)	(34.9%)

Total net segment profit	60,042	40,631	19,411	47.8%
Other, net	14,480	1,053	13,427	n/m
Unallocated selling, general and administrative costs	(12,601)	(13,324)	723	5.4%
Interest expense	(14,666)	(14,640)	(26)	(0.2%)

Earnings before income taxes	47,255	13,720	33,535	244.4%
Income tax expense	18,901	5,488	13,413

Net earnings	$28,354	$8,232	$20,122	244.4%

Flight hours:
Oil and Gas	56,295	56,547	(252)	(0.4%)
Air Medical (2)	16,621	17,148	(527)	(3.1%)
Technical Services	519	550	(31)	(5.6%)

Total	73,435	74,245	(810)	(1.1%)

Air Medical Transports (3)	8,813	8,968	(155)	(1.7%)

Aircraft operated at period end:
Oil and Gas (4)	167	164
Air Medical (5)	100	93
Technical Services	6	6

Total (4) (5)	273	263

n/m = not meaningful

(1)	Segment direct expenses in the Oil and Gas segment include a loss in equity of unconsolidated affiliate of $1.1 million.
(2)	Flight hours include 4,768 flight hours year to date compared to 4,798 in the prior year to date.
(3)	Represents individual patient transports for the period.
(4)	Includes nine aircraft as of June 30, 2013 and 2012 that are customer owned.
(5)	Includes 13 aircraft as of June 30, 2013 and six aircraft as of June 30, 2012 that are customer owned.

Quarter Ended June 30, 2013 compared with Quarter Ended June 30, 2012

Combined Operations

Operating Revenues – Operating revenues for the three months ended June 30, 2013 were $195.5 million, compared to $160.6 million for the three months ended June 30, 2012, an increase of $34.9 million. Oil and Gas segment operating revenues increased $16.5 million for the quarter ended June 30, 2013, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours as well as incremental rate increases implemented over the past year. Operating revenues in the Air Medical segment increased $18.5 million due principally to increased revenues attributable to our recently-commenced Middle East operations. Operating revenues in our Air Medical independent provider programs remained the same despite a decrease in patient transports due to improvement in the payor mix, as well as rate increases implemented over the past year.

Total flight hours for the quarter ended June 30, 2013 were 38,396 compared to 40,180 for the quarter ended June 30, 2012. Oil and Gas segment flight hours decreased 1,364 hours due principally to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 426 hours from the quarter ended June 30, 2012, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 4,707 for the quarter ended June 30, 2013, compared to transports of 4,922 for the quarter ended June 30, 2012, contributing to the decrease in flight hours.

Direct Expenses – Direct operating expense was $159.5 million for the three months ended June 30, 2013, compared to $134.1 million for the three months ended June 30, 2012, an increase of $25.4 million, or 19%. Employee compensation expense increased $11.2 million due to an increase of approximately 178 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 45% and 46% of total direct expense for the quarter ended June 30, 2013 and 2012, respectively. Costs of goods sold increased $5.5 million due to certain costs attributable to our Middle East operations, which are billed to our customer on a cost plus basis. In addition, we experienced increases of $0.8 million in aircraft rent expense, representing 6% of total direct expense, increases of $1.2 million in aircraft depreciation, and increases of $1.2 million in property taxes due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including aircraft spare parts costs of $1.2 million, representing 5% of total direct expense, aircraft warranty costs of $1.8 million, representing 7% of total direct expense, and component repair costs of $0.7 million, representing 4.1% of total direct expense, primarily due to additional aircraft added to the fleet. Our depreciation expense for other items increased $0.2 million. We also experienced a net $1.7 million increase in our other general operating costs, such as pilot training, contract services, and travel expenses.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $10.0 million for the three months ended June 30, 2013, compared to $9.7 million for the three months ended June 30, 2012. Most of the $0.3 million increase is due to increased compensation expenses attributable to an increase in administrative personnel compared to the prior year, as well as compensation rate increases.

Gain on disposal of assets, net – Gains on asset dispositions were $14.7 million for the three months ended June 30, 2013, compared to a gain of $0.7 million for the three months ended June 30, 2012. This increase was primarily due to the sale of two heavy aircraft that no longer met our strategic needs. See Note 8.

Impairment of assets – Impairments of assets were $0.4 million for the three months ended June 30, 2013, compared to no impairments for the three months ended June 30, 2012. See Note 8.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2012 investment in a Ghanaian entity was $0.6 million and zero for the three months ended June 30, 2013 and 2012, respectively. See Note 11.

Interest Expense – Interest expense was $7.3 million for the three months ended June 30, 2013, compared to $7.4 million for the three months ended June 30, 2012, due principally to a modest reduction in interest rates.

Other income, net – Other income was less than $0.1 million for the three months ended June 30, 2013 and the same period in 2012, and represents primarily interest income.

Income Taxes – Income tax expense for the three months ended June 30, 2013 was $13.0 million compared to $4.0 million for the three months ended June 30, 2012. The effective tax rate was 40% for the three months ended June 30, 2013 and June 30, 2012.

Net Earnings – Net income for the three months ended June 30, 2013 was $19.5 million compared to net income of $6.1 million for the three months ended June 30, 2012. Earnings before income taxes for the three months ended June 30, 2013 was $32.5 million compared to earnings before income tax of $10.1 million for the same period in 2012. Earnings per diluted share was $1.25 for the current quarter compared to earnings per diluted share of $0.39 for the prior year quarter. We had 15.7 million weighted average diluted common shares outstanding during the three months ended June 30, 2013, compared to 15.6 for the three months ended June 30, 2012.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $120.9 million for the three months ended June 30, 2013, compared to $104.4 million for the three months ended June 30, 2012, an increase of $16.5 million. Flight hours were 29,469 for the current quarter compared to 30,833 for the same quarter in the prior year, a decrease of 1,364 flight hours. The decline in flight hours is attributable to lower activity in our light and medium aircraft, partially offset by increased activity in our heavy aircraft. The increase in revenue is primarily due to increased heavy aircraft flight revenues, primarily attributable to increased flight hours in the Gulf of Mexico, and incremental rate increases implemented over the past year.

The number of aircraft deployed in the segment was 167 at June 30, 2013 and 164 at June 30, 2012. We added 12 new aircraft to the Oil and Gas segment since June 30, 2012, consisting of two light, four medium, five heavy, and one fixed wing aircraft. We have sold or disposed of nine aircraft in the Oil and Gas segment since June 30, 2012, consisting of six light, one medium and two heavy aircraft.

Direct expense in our Oil and Gas segment was $97.8 million for the three months ended June 30, 2013, compared to $89.3 million for the three months ended June 30, 2012, an increase of $8.5 million. Employee compensation expenses increased $0.5 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $0.7 million, aircraft depreciation of $0.9 million, and property taxes of $0.9 million due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $1.7 million, aircraft warranty costs of $1.6 million and component repair costs of $0.8 million primarily due to the additional heavy aircraft added to the fleet. Other depreciation also increased $0.1 million. Other direct expense items increased by a net amount of $1.3 million. Also included in our Oil and Gas segment direct expense is a $0.6 million loss resulting from our investment in a Ghanaian entity.

Selling, general and administrative segment expenses were $1.0 million for the three months ended June 30, 2013, compared to $0.9 million for the three months ended June 30, 2012.

Net Oil and Gas segment profit was $22.1 million with a margin of 18% for the quarter ended June 30, 2013, compared to segment profit of $14.3 million and a margin of 14% for the quarter ended June 30, 2012. The increase in segment profit and margin was due to increased revenues, which were only partially offset by increased direct expenses. These revenue increases resulted from the above-described increase in heavy aircraft flight revenues. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft operated, with a variable portion that is driven by flight hours.

Air Medical – Air Medical segment revenues were $72.9 million for the three months ended June 30, 2013, compared to $54.4 million for the three months ended June 30, 2012, an increase of $18.5 million primarily due to the addition of our recently-commenced Middle East operations. Patient transports were 4,707 for the three months ended June 30, 2013, compared to 4,922 for the same period in the prior year, a decrease of 215 patient transports. Nonetheless, operating revenues in our independent provider programs remained constant due to improved payor mix, and rate increases implemented over the past year.

The number of aircraft in the segment at June 30, 2013 was 100 compared to 93 at June 30, 2012. Since June 30, 2012, we sold or disposed of two light aircraft in the Air Medical segment. We also added one new fixed wing and four light aircraft to the Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $60.4 million for the three months ended June 30, 2013, compared to $42.8 million for the three months ended June 30, 2012, an increase of $17.6 million. Employee compensation expenses increased $10.4 million due to compensation rate increases and additional personnel in the segment. In addition, there was an increase in cost of goods sold of $5.6 due to certain costs attributable to our Middle East operations which are billed to our customer on a cost plus basis. There were also increases in aircraft rent expense and aircraft depreciation of $0.1 million and $0.2 million, respectively, due to additional aircraft added to the fleet. Other direct expense items increased by a net of $1.3 million.

Selling, general and administrative segment expenses were $1.9 million for the three months ended June 30, 2013, compared to $1.7 million for the three months ended June 30, 2012. The $0.2 million increase was primarily due to an increase in employee compensation expense due to additional administrative personnel and compensation rate increases.

Net Air Medical segment profit was $10.6 million with a margin of 15% for the quarter ended June 30, 2013, compared to a segment profit of $9.8 million and a margin of 18% for the quarter ended June 30, 2012. The increase in profit is primarily attributable to the Middle East operations, which we are continuing to expand. The decline in margin is attributable lower margins in our independent provider programs attributable to higher operating costs.

Technical Services – Technical Services revenues were $1.7 million for the three months ended June 30, 2013 and 2012. Technical Services segment loss was $0.2 million for the three months ended June 30, 2013, compared to $0.3 million for the three months ended June 30, 2012. Direct expenses decreased $0.1 million contributing to a decrease in the segment loss of $0.1 million.

Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. We anticipate that the provision of technical services under our Middle East program will ultimately compress these segment margins, although we do not expect the impact on our consolidated margins to be significant. The Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.

Six Months Ended June 30, 2013 compared with Six Months Ended June 30, 2012

Combined Operations

Operating Revenues – Operating revenues for the six months ended June 30, 2013 were $374.5 million, compared to $298.6 million for the six months ended June 30, 2012, an increase of $75.9 million. Oil and Gas segment operating revenues increased $36.4 million for the six months ended June 30, 2013, related primarily to increased medium and heavy aircraft flight operations revenues resulting mainly from increased flight activity in our heavy aircraft. Operating revenues in the Air Medical segment increased $39.7 million due principally to increased revenues attributable to our Middle East operations which began operations in late 2012. Operating revenues in our Air Medical independent provider programs also increased due to improved payor mix, and rate increases implemented in the prior and current years, despite a decrease in patient transports.

Total flight hours for the six months ended June 30, 2013 were 73,435 compared to 74,245 for the six months ended June 30, 2012. Oil and Gas segment’s flight hours decreased 252 hours due principally to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 527 hours for the six months ended June 30, 2013, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 8,813 for the six months ended June 30, 2013, compared to transports of 8,968 for the six months ended June 30, 2012.

Direct Expenses – Direct operating expense was $307.7 million for the six months ended June 30, 2013, compared to $252.8 million for the six months ended June 30, 2012, an increase of $54.9 million, or 22%. Employee compensation expense increased $24.5 million due to an increase of approximately 178 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 46% of total direct expense for the six months ended June 30, 2013 and 2012. Costs of goods sold increased $11.6 million due to certain costs attributable to our Middle East operations which are billed to our customer on a cost plus basis. In addition, we experienced increases of $2.4 million in aircraft rent expense, representing 6% of total direct expense, increases of $2.0 million in aircraft depreciation, and increases of $1.7 million in property taxes due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including aircraft spare parts costs of $2.4 million, representing 5% of total direct expense, aircraft warranty costs of $4.0 million, representing 7% of total direct expense, and fuel expense of $1.0 million, representing 7% of total direct expense, primarily due to additional aircraft added to the fleet. Our depreciation expense for other items increased $1.8 million. Pilot training costs also increased $2.5 million. We also experienced a net $1.0 million increase in our other general operating costs, such as contract services and travel expenses.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $18.3 million for the six months ended June 30, 2013, compared to $18.5 million for the six months ended June 30, 2012. Most of the $0.2 million decrease is due to decreased equity-based compensation expenses attributable to vesting of restricted stock units issued under the PHI, Inc. Long-Term Incentive Plan, as partially offset by increases in cash compensation during the first half of 2013.

Gain on disposal of assets, net – Gains on asset dispositions were $14.7 million for the six months ended June 30, 2013, compared to a gain of $0.7 million for the six months ended June 30, 2012. This increase was due to the sale of two heavy aircraft that no longer met our strategic needs.

Impairment of assets – Impairments of assets were $0.4 million for the six months ended June 30, 2013, compared to no impairments for the six months ended June 30, 2012. See Note 8.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2012 investment in a Ghanaian entity was $1.1 million and zero for the six months ended June 30, 2013 and 2012, respectively.

Interest Expense – Interest expense was $14.7 million for the six months ended June 30, 2013, compared to $14.6 million for the six months ended June 30, 2012. The increase of $0.1 million is due to increased borrowings on our revolving credit facility, partially offset by lower interest rates.

Other income, net – Other income was $0.2 million for the six months ended June 30, 2013, compared to $0.4 million for the same period in 2012, and represents primarily interest income.

Income Taxes – Income tax expense for the six months ended June 30, 2013 was $18.9 million compared to $5.5 million for the six months ended June 30, 2012. The effective tax rate was 40% for the six months ended June 30, 2013 and June 30, 2012.

Net Earnings – Net income for the six months ended June 30, 2013 was $28.4 million compared to net income of $8.2 million for the six months ended June 30, 2012. Earnings before income taxes for the six months ended June 30, 2013 was $47.3 million compared to earnings before income tax of $13.7 million for the same period in 2012. Earnings per diluted share was $1.81 for the current six months compared to earnings per diluted share of $0.53 for the prior year period.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $233.8 million for the six months ended June 30, 2013, compared to $197.4 million for the six months ended June 30, 2012, an increase of $36.4 million. Flight hours were 56,295 for the current six months compared to 56,547 for the same quarter in the prior year, a decrease of 252 hours. The decline in flight hours is attributable to lower activity in our light and medium aircraft, partially offset by increased activity in our heavy aircraft. The increase in revenue is primarily due to increased heavy aircraft flight revenues, primarily attributable to increased heavy aircraft flight activity in the Gulf of Mexico and to incremental rate increases implemented over the past year.

Direct expense in our Oil and Gas segment was $190.7 million for the six months ended June 30, 2013, compared to $169.3 million for the six months ended June 30, 2012, an increase of $21.4 million. Employee compensation expenses increased $4.3 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $1.7 million, aircraft depreciation of $1.5 million, and property taxes of $1.4 million due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $2.5 million, aircraft warranty costs of $3.7 million, component repair costs of $0.9 million and fuel expense of $1.1 million primarily due to additional heavy aircraft added to the fleet. Pilot training costs increased $1.1 million compared to the prior year quarter, and other segment depreciation also increased $0.2 million. Also included in our Oil and Gas segment direct expense is a $1.1 million loss resulting from our investment in a Ghanaian entity. Other direct expense items increased by a net amount of $1.9 million.

Selling, general and administrative segment expenses were $1.9 million for the six months ended June 30, 2013 and $1.8 million for the six months ended June 30, 2012.

Net Oil and Gas segment profit was $41.2 million with a margin of 18% for the six months ended June 30, 2013, compared to segment profit of $26.3 million and a margin of 13% for the six months ended June 30, 2012. The increase in segment profit and margin was due to increased revenues, which were only partially offset by increased direct expenses. These revenue increases resulted from the above-described increases in heavy aircraft flight hours and incremental rate increases across all aircraft models implemented over the past year. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft operated, with a variable portion that is driven by flight hours.

Air Medical – Air Medical segment revenues were $136.2 million for the six months ended June 30, 2013, compared to $96.5 million for the six months ended June 30, 2012, an increase of $39.7 million primarily due to the addition of our recently-commenced Middle East operations. Patient transports were 8,813 for the six months ended June 30, 2013, compared to 8,968 for the same period in the prior year. Nonetheless, operating revenues in the independent provider programs also increased due to improved payor mix, and rate increases implemented over the past year.

Direct expense in our Air Medical segment was $114.4 million for the six months ended June 30, 2013, compared to $80.0 million for the six months ended June 30, 2012, an increase of $34.4 million. Employee compensation expenses increased $19.6 million due to compensation rate increases and additional personnel in the segment. In addition, there was an increase in cost of goods sold of $11.5 due to certain costs attributable to our Middle East operations which are billed to our customer on a cost plus basis. There were also increases in aircraft rent expense and aircraft depreciation of $0.7 million and $0.4 million, respectively, due to additional aircraft added to the fleet. Pilot training costs also increased $1.3 million. Other direct expense items increased by a net of $0.9 million.

Selling, general and administrative segment expenses were $3.8 million for the six months ended June 30, 2013, compared to $3.4 million for the six months ended June 30, 2012. The $0.4 million increase was primarily due to an increase in employee compensation expense due to additional personnel and compensation rate increases.

Net Air Medical segment profit was $18.1 million with a margin of 13% for the six months ended June 30, 2013, compared to a segment profit of $13.2 million and a margin of 14% for the six months ended June 30, 2012. The increase in profit is primarily attributable to the recently commenced Middle East operations, as well as increases in profits from our independent provider programs primarily attributable to rate increases and improved payor mix.

Technical Services – Technical Services revenues decreased $0.2 million for the six months ended June 30, 2013, compared to the same period in 2012, primarily due to lower project activity. Direct expenses increased $0.2 million primarily due to labor cost increases on our Antarctica project. Consequently, profit in this segment decreased by $0.4 million, from $1.2 million for the six months ended June 30, 2012 to $0.8 million for the six months ended June 30, 2013.

Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. The Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.

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

Cash Flow

Our cash position was $12.2 million at June 30, 2013, compared to $2.9 million at December 31, 2012. Short-term investments were $76.2 million at June 30, 2013, compared to $50.6 million at December 31, 2012. We also had $14.7 million in restricted investments at June 30, 2013 and December 31, 2012, securing outstanding letters of credit.

Operating activities – Net cash provided by operating activities was $57.7 million for the six months ended June 30, 2013, compared to $24.9 million for the same period in 2012, an increase of $32.8 million. Net cash provided by operating activities (excluding changes in operating assets and liabilities) contributed $54.9 million of cash flow for the six months ended June 30, 2013, compared to $30.1 million for the same period in 2012, an increase of $24.8 million, primarily due to the increase in earnings.

Investing activities – Net cash used in investing activities was $36.3 million for the six months ended June 30, 2013, compared to $40.5 million cash used in investing activities for the same period in 2012. Purchases and sales of short-term investments used $26.1 million of cash during the six months ended June 30, 2013 compared to net cash used of $7.6 million in the comparable prior year period. Gross proceeds from asset dispositions were $37.3 million for the six months ended June 30, 2013, compared to $8.6 million for the same period in 2012. Capital expenditures were $50.0 million for the six months ended June 30, 2013, compared to $32.4 million for the same period in 2012. Capital expenditures for aircraft and aircraft improvements accounted for $46.9 million and $26.9 million of these totals for the six months ended 2013 and 2012, respectively. We purchased two light aircraft, one medium aircraft pursuant to a lease purchase option, one heavy aircraft pursuant to a lease purchase option, and one fixed wing aircraft in the first half of 2013. The purchases were financed using existing cash on hand and our revolving credit facility.

Financing activities – Financing activities for the six months ended June 30, 2013 included net payments of $11.0 million on the revolving credit facility, and $1.0 million relating to shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of outstanding restricted stock units. Financing activities for the same period in 2012 included only $12.0 million of net borrowings under our revolving credit facility.

Long Term Debt

As of June 30, 2013, our total long-term debt was $375.7 million, consisting of our $300 million of 8.625% Senior Notes due 2018 and $75.7 million outstanding on our revolving credit facility.

At June 30, 2013, we had $75.7 million in borrowings under our $125.0 million senior secured revolving credit facility. During the quarter ended June 30, 2013, $85.7 million was the highest loan balance under this facility, with a weighted average balance of $66.9 million. During the quarter ended December 31, 2012, $46.0 million was the highest loan balance, with a weighted average balance of $40.7 million.

For additional information, see Note 5 to the financial statements in this report.

Contractual Obligations

The table below sets out our contractual obligations as of June 30, 2013 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We were in compliance with the covenants applicable to these contractual obligations as of June 30, 2013, and expect to remain in compliance through the year ending December 31, 2013. As of June 30, 2013, we leased 26 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2013	2014	2015	2016	2017	Beyond 2017
		(Thousands of dollars)
Aircraft purchase commitments (1)	$80,149	$80,149	$—	$—	$—	$—	$—
Aircraft lease obligations	226,577	20,497	42,643	42,366	35,469	25,601	60,001
Other lease obligations	19,151	2,299	3,766	3,387	2,801	2,032	4,866
Long-term debt	375,723	—	75,723	—	—	—	300,000
Senior notes interest	142,313	12,938	25,875	25,875	25,875	25,875	25,875

	$843,913	$115,883	$148,007	$71,628	$64,145	$53,508	$390,742

(1)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.

As of June 30, 2013, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019. The aggregate option purchase prices are $30.8 million in 2013, $114.4 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

We intend to fund the above contractual obligations and purchase options through a combination of aircraft leases, cash flow from operations, and borrowings under our credit facility.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our revolving credit facility. Based on the $75.7 million in borrowings outstanding at June 30, 2013, a 10% increase (0.320%) in interest rates would reduce our annual pre-tax earnings approximately $0.3 million, but would not change the fair market value of this debt.

Our $300 million of outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At June 30, 2013, the market value of the notes was approximately $318.8 million, based on quoted market indications.

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

For information regarding legal proceedings, see “Legal Matters” in Note 9 to our financial statements included in this report, which is incorporated herein by reference.

Item 1A.	RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by the disclosure below.

Our business is subject to potential security breaches and attacks.

As service providers, we rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to manage or support a variety of our business operations, transactions and processes, and to maintain various records, which may include personally identifiable information of customers, employees or other third parties. Additionally, this information may include medical information that is subject to and regulated by privacy laws, as described further in the risk factors referenced above.

We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise, and it is possible that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of personally identifiable information (including medical information). Any failure to maintain the proper functioning, security and availability of our information systems could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

	3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

	4.1	Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q filed on May 8, 2008).

	4.2	First Amendment dated as of August 5, 2009 to Amended and Restated Loan Agreement dated as of March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 10-Q filed on August 10, 2009).

	4.3	Second Amendment dated September 13, 2010 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q filed on November 8, 2010).

	4.4	Third Amendment dated September 26, 2011 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q filed on November 7, 2011).

	4.5	Fourth Amendment dated March 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.5 to PHI’s Report on Form 10-Q filed on May 9, 2012).

	4.6	Fifth Amendment dated September 28, 2012 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.6 to PHI’s Report on Form 10-Q filed on November 5, 2012).

	4.7	Sixth Amendment dated January 13, 2013 to Amended and Restated Loan Agreement dated March 31, 2008 by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. and International Helicopter Transport, Inc., and Whitney National Bank (incorporated by reference to Exhibit 4.7 to PHI’s Report on Form 10-K filed on March 15, 2013).

	4.8	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

	4.9	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Linkbase

101.LAB* XBRL Taxonomy Extension Label Linkbase

101.PRE* XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

August 2, 2013	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 2, 2013	By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay
Chief Financial Officer