Form 10-Q
period 2013-09-30
PHI INC
filed 2013-11-08
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,567,879 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash	$1,896	$2,849
Short-term investments	77,238	50,601
Accounts receivable – net
Trade	174,288	137,179
Other	4,219	3,974
Inventories of spare parts – net	69,684	66,074
Prepaid expenses	9,984	10,137
Work in progress	77,921	77,764
Deferred income taxes	11,966	11,967
Income taxes receivable	1,623	1,613
Other current assets	—	988

Total current assets	428,819	363,146
Property and equipment – net	782,247	749,501
Restricted investments	14,685	14,685
Other assets	13,414	20,562

Total assets	$1,239,165	$1,147,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,871	$26,308
Accrued and other current liabilities	134,713	117,162

Total current liabilities	162,584	143,470
Long-term debt	388,265	386,755
Deferred income taxes	131,581	105,418
Other long-term liabilities	14,340	12,636
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 and 2,852,616 shared issued and outstanding at September 30, 2013 and December 31, 2012, respectively	291	285
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,567,879 and 12,458,992 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,257	1,246
Additional paid-in capital	296,206	295,582
Accumulated other comprehensive loss	(43)	(51)
Retained earnings	244,684	202,553

Total shareholders’ equity	542,395	499,615

Total liabilities and shareholders’ equity	$1,239,165	$1,147,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues, net	$200,762	$170,857	$575,273	$469,462
Expenses:
Direct expenses	160,731	141,706	468,428	394,496
Selling, general and administrative expenses	9,785	9,784	28,075	28,292

Total operating expenses	170,516	151,490	496,503	422,788
(Gain) loss on disposal of assets, net	(1,399)	701	(16,075)	11
Impairment of assets	—	—	421	—
Equity in (income) loss of unconsolidated affiliate	(172)	—	911	—

Operating income	31,817	18,666	93,513	46,663
Interest expense	7,768	7,488	22,434	22,128
Other income, net	(163)	(262)	(388)	(625)

	7,605	7,226	22,046	21,503

Earnings before income taxes	24,212	11,440	71,467	25,160
Income tax expense	10,435	5,056	29,336	10,544

Net earnings	$13,777	$6,384	$42,131	$14,616

Weighted average shares outstanding:
Basic	15,474	15,312	15,474	15,312
Diluted	15,639	15,522	15,617	15,481
Net earnings per share:
Basic	$0.89	$0.42	$2.72	$0.96
Diluted	$0.88	$0.41	$2.70	$0.94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$13,777	$6,384	$42,131	$14,616
Unrealized gain (loss) on short-term investments	37	(18)	14	49
Changes in pension plan assets and benefit obligations	—	(2)	(6)	(14)

Total comprehensive income	$13,814	$6,364	$42,139	$14,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337
Net earnings	—	—	—	—	—	—	14,616	14,616
Unrealized gain on short-term				—
investments	—	—	—	—	—	49	—	49
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(14)	—	(14)
Issuance of restricted stock units	—	—	—	—	4,868	—	—	4,868

Balance at September 30, 2012	2,853	$285	12,459	$1,246	$296,271	$(58)	$199,112	$496,856

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2012	2,853	$285	12,565	$1,246	$295,582	$(51)	$202,553	$499,615
Net earnings	—	—	—	—	—	—	42,131	42,131
Unrealized loss on short-term investments	—	—	—	—	—	14	—	14
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(6)	—	(6)
Amortization of unearned stock-based compensation	—	—	—	—	1,677	—	—	1,677
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	4	17	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(1)	(6)	(59)	—	—	(65)
Issuance of voting common stock
(upon vesting of restricted stock units)	84	9	—	—	—	—	—	9
Cancellation of restricted voting stock units for tax withholdings on vested shares	(31)	(3)	—	—	(994)	—	—	(997)

Balance at September 30, 2013	2,906	$291	12,568	$1,257	$296,206	$(43)	$244,684	$542,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net earnings	$42,131	$14,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,424	25,536
Deferred income taxes	26,158	10,566
Equity in loss of unconsolidated affiliate	911	—
(Gain) loss on asset dispositions	(16,075)	11
Impairment of assets	421	—
Other	655	3,725
Changes in operating assets and liabilities	(17,520)	(28,418)

Net cash provided by operating activities	68,105	26,036

Investing activities:
Purchase of property and equipment	(86,092)	(83,187)
Proceeds from asset dispositions	39,822	9,702
Purchase of short-term investments	(314,519)	(167,952)
Proceeds from sale of short-term investments	287,043	194,957
Deposits returned on aircraft	6,908	5,369
Deposits paid on aircraft	(2,693)	(11,176)

Net cash used in investing activities	(69,531)	(52,287)

Financing activities:
Proceeds from line of credit	101,273	91,863
Payments on line of credit	(99,763)	(68,915)
Repurchase of common stock for payroll tax withholding requirements	(1,037)	—

Net cash provided by financing activities	473	22,948

Decrease in cash	(953)	(3,303)
Cash, beginning of period	2,849	5,091

Cash, end of period	$1,896	$1,788

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$15,112	$15,078

Income taxes	$229	$563

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$102	$330

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

The Company’s financial results, particularly as they relate to the Company’s Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2. INVESTMENTS

We classify all of our short-term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive income (loss) until realized. These gains and losses are reflected as a separate component of shareholders’ equity in our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Shareholders’ Equity. Cost, gains, and losses are determined using the specific identification method.

Investments consisted of the following as of September 30, 2013:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$22,554	$—	$—	$22,554
Commercial Paper	11,846	1	(2)	11,845
Corporate bonds and notes	57,510	30	(16)	57,524

Subtotal	91,910	31	(18)	91,923
Deferred compensation plan assets included in other assets	1,990	—	—	1,990

Total	$93,900	$31	$(18)	$93,913

Investments consisted of the following as of December 31, 2012:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$29,816	$—	$—	$29,816
Commercial Paper	5,494	1	(2)	5,493
Corporate bonds and notes	29,986	2	(11)	29,977

Subtotal	65,296	3	(13)	65,286
Deferred compensation plan assets included in other assets	2,687	—	—	2,687

Total	$67,983	$3	$(13)	$67,973

$14.7 million of our investments are long-term and included on the balance sheet as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	September 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$31,887	$31,889	$35,480	$35,470
Due within two years	37,469	37,480	—	—

Total	$69,356	$69,369	$35,480	$35,470

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	September 30, 2013		December 31, 2012
	Average	Average	Average	Average
	Coupon Rate (%)	Days To Maturity	Coupon Rate (%)	Days To Maturity
Commercial Paper	0.139	62	0.305	138
Corporate bonds and notes	2.311	418	2.965	112

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	September 30, 2013		December 31, 2012
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$5,846	$(2)	$2,494	$(2)
Corporate bonds and notes	30,670	(16)	16,771	(11)

Total	$36,516	$(18)	$19,265	$(13)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of:

	September 30, 2013		December 31, 2012
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$—	$—	$2,004	$(.4)

	$—	$—	$2,004	$(.4)

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at September 30, 2013 or December 31, 2012. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). We have determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the quarter and nine months ended September 30, 2013.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We have established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $0.1 million at September 30, 2013 and December 31, 2012.

Revenues related to emergency flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $67.4 million and $54.6 million as of September 30, 2013 and December 31, 2012, respectively. The allowance for uncompensated care was $55.5 million and $48.0 million as of September 30, 2013 and December 31, 2012, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.1 million and $1.8 million for the quarters ended September 30, 2013 and 2012, respectively. The estimated cost of providing charity services was $1.0 million and $0.5 million for the quarters ended September 30, 2013 and 2012, respectively. The value of these services was $6.5 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively. The estimated cost of providing charity services was $2.5 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	September 30,	December 31,
	2013	2012
Allowance for Contractual Discounts	39%	38%
Allowance for Uncompensated Care	32%	33%

Our contract in the Middle East requires us to provide multiple services, including helicopter leasing, flight services for helicopter emergency medical service operations, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. All services are delivered and earned monthly over a three-year contractual period which began on September 29, 2012. The customer may terminate the contract prior to the end of the contract term by giving ninety days advance notice and paying an early termination fee of $13.5 million. Each of the major services mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each specific service was determined based upon third-party evidence and estimates.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $11.9 million and $12.4 million at September 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

	Total	September 30, 2013
		(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$22,554	$22,554	$—
Commercial Paper	11,845	—	11,845
Corporate bonds and notes	57,524	—	57,524

	91,923	22,554	69,369
Deferred compensation plan assets	1,990	1,990	—

Total	$93,913	$24,544	$69,369

	Total	December 31, 2012
		(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$29,816	$29,816	$—
Commercial Paper	5,493	—	5,493
Corporate bonds and notes	29,977	—	29,977

	65,286	29,816	35,470
Deferred compensation plan assets	2,687	2,687	—

Total	$67,973	$32,503	$35,470

We hold our short-term investments in an investment fund consisting of investment grade money market instruments of governmental and private issuers, which are classified as short-term investments. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not active. These items may not be traded daily; examples include corporate bonds and U.S. government agencies. There have been no transfers between Level 1 and Level 2 investments. We hold no Level 3 investments. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility all had fair values approximating their carrying amounts at September 30, 2013 and December 31, 2012. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $313.5 million and $320.3 million at September 30, 2013 and December 31, 2012, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of are as follows:

	September 30,	December 31,
	2013	2012
	(Thousands of dollars)
Senior Notes issued September 23, 2010, interest only payable semi-annually at 8.625%, maturing October 15, 2018	$300,000	$300,000
Revolving Credit Facility due September 1, 2015 with a group of commercial banks, interest payable at variable rates	88,265	86,755

Total long-term debt	$388,265	$386,755

Revolving Credit Facility – On September 18, 2013, we restated and amended our revolving credit facility to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date to September 1, 2015.

Other – We maintain a separate letter of credit facility that had $14.7 million in letters of credit outstanding at September 30, 2013 and December 31, 2012.

Cash paid to fund interest expense was $0.8 million for the quarter ended September 30, 2013 and $0.8 million for the quarter ended September 30, 2012. Cash paid to fund interest expense was $15.1 million for the nine months ended September 30, 2013 and $15.1 million for the nine months ended September 30, 2012.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and nine months ended September 30, 2013 and 2012 are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,474	15,312	15,474	15,312
Dilutive effect of restricted stock units	165	210	143	169

Weighted average outstanding shares of common stock, diluted	15,639	15,522	15,617	15,481

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the nine months and quarters ended September 30, 2013 and 2012.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$120	$1,560	$342	$3,024
Performance-based restricted stock units	558	112	1,335	112

Total stock-based compensation expense	$678	$1,672	$1,677	$3,136

During the quarter ended September 30, 2013, we awarded 3,857 time-based restricted stock units and 935 performance-based restricted stock units to managerial employees.

During the nine months ended September 30, 2013, we awarded 5,075 time-based restricted stock units and 124,982 performance-based restricted stock units to managerial employees.

8. ASSET DISPOSALS AND IMPAIRMENTS

Asset disposal and impairments – During the third quarter of 2013, we sold one light aircraft previously utilized in our Oil and Gas segment and miscellaneous equipment with a carrying value of $1.2 million. Cash proceeds totaled $2.6 million, resulting in a gain on the sale of these assets of $1.4 million. During the nine months ended September 30, 2013, we sold, in addition to these above-described properties, two heavy previously utilized in our Oil and Gas segment. The carrying value prior to the sale was $20.6 million. These assets were sold for $37.0 million, resulting in a gain of $16.4 million recorded in the second quarter of 2013. These aircraft no longer met our strategic needs. In addition, we sold an airframe to a charitable organization, which resulted in a loss of $1.7 million.

We also recorded an impairment loss in the nine months ended September 30, 2013 for two medium aircraft in our Air Medical segment. The carrying value of these aircraft was $0.8 million. Following a market analysis, it was determined that the current market value for these aircraft was $0.4 million. As a result, we recorded an impairment loss of $0.4 million.

9. COMMITMENTS AND CONTINGENCIES

Commitments – In the third quarter of 2013, we entered into a contract to purchase six new light helicopters for our Air Medical segment with deliveries scheduled for the third and fourth quarters of 2013. Three aircraft were delivered in the third quarter and the remaining three are scheduled for delivery in the fourth quarter. The aggregate acquisition cost of the remaining three aircraft is $7.6 million.

In the first quarter of 2013, we agreed to purchase two customer-owned light helicopters for our Air Medical segment, to be completed in the fourth quarter of 2013. The aggregate acquisition cost is $3.6 million.

Total aircraft deposits of $7.5 million were included in Other Assets as of September 30, 2013. This amount represents deposits required under aircraft purchase contracts.

As of September 30, 2013, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019. The aggregate option purchase prices are $14.9 million in 2013, $103.0 million in 2014, $67.8 million in 2016, $55.2 million in 2017, $84.9 million in 2018, and $19.5 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of September 30, 2013 for environmental response costs. The Company has conducted environmental surveys of its former Lafayette facility located at the Lafayette Regional Airport, which it vacated in 2001, and has determined that limited soil and groundwater contamination exists at the facility. The Company has installed groundwater monitoring wells at the facility and periodically monitors and reports on the contamination to the Louisiana Department of Environmental Quality (“LDEQ”). The Company previously submitted a Risk Evaluation Corrective Action Plan Standard Site Assessment Report to the LDEQ fully delineating the extent and type of contamination and updated the Report to include additional analytical data in April 2006. LDEQ reviewed the Assessment Report and requested a Corrective Action Plan from the Company. LDEQ approved the Corrective Action Plan (“CAP”) for the remediation of the former PHI plant location on August 23, 2010. All Louisiana Department of Natural Resources approvals were received and the project began on May 16, 2011. Initial work took three weeks. Groundwater sampling that was performed during December 2011, March 2012, and September 2012 was evaluated to determine the effectiveness of remediation performed to date and whether additional remediation will be necessary. Based upon that review, a second round of sampling in one of the two source areas was performed during the fourth quarter of 2012. Based upon the May 2003 Site Assessment Report, the April 2006 update, ongoing monitoring, and the August 2010 CAP, the Company believes the (i) total cost for this project will remain substantially below the current environmental reserve and (ii) ultimate remediation costs for the former Lafayette facility will not be material to its consolidated financial position, results of operations, or cash flows.

Legal Matters – The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On December 31, 2009, the Office and Professional Employees International Union (“OPEIU”), the union representing the Company’s domestic pilots, sued the Company in United States District Court for the Western District of Louisiana asserting that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to a 2006 strike has created a binding collective bargaining agreement and that the Company has inappropriately made unilateral revisions to those terms, including failing to pay a retention bonus. The Court administratively stayed this case pending the completion of appellate briefing in two other litigations between the parties that have since been resolved in the Company’s favor. By Order dated April 26, 2012, the District Court invited PHI to file a motion to dismiss the OPEIU’s claims. PHI filed such a motion to dismiss the OPEIU’s claims on May 11, 2012, and the Court dismissed all claims against PHI without prejudice for lack of jurisdiction to award the equitable relief sought in the complaint, entering a final judgment on October 15, 2012. The OPEIU appealed this decision to the U.S Court of Appeals for the Fifth Circuit. By order dated August 8, 2013, the court of appeals affirmed the trial court’s order dismissing all claims against PHI. The Union did not seek rehearing from the appellate court. The time in which the Union could seek a writ of certiorari from the United States Supreme Court expired on November 6, 2013. PHI has not been served with a petition as of this date. If no such petition has been filed by November 6, 2013, then the matter is concluded in PHI’s favor.

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

At September 30, 2013, we had approximately $284.3 million in aggregate commitments under operating leases of which approximately $11.7 million is payable through December 31, 2013. The total lease commitments include $266.3 million for aircraft and $18.0 million for facility lease commitments.

10. SEGMENT INFORMATION

PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. We use a combination of factors to identify reportable segments as required by Accounting Standards Codification 280, “Segment Reporting.” The overriding determination of our segments is based on how our Chief Executive Officer evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.

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

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 169 aircraft in this segment.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended September 30, 2013 and 2012, approximately 63% and 67%, respectively, of our total operating revenues were generated by our Oil and Gas segment. Our Oil and Gas segment generated approximately 63% and 67% of our total operating revenue for the nine months ended September 30, 2013 and 2012, respectively.

Air Medical Segment. Our Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to the Air Medical segment.

As of September 30, 2013, 102 aircraft were assigned to our Air Medical segment. We currently operate approximately 87 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 71 separate locations. We also provide air medical transportation services for a customer in the Middle East. For this program, we currently intend, based on present conditions, to deploy eight aircraft at six locations once all aircraft are operational, which we expect to occur in the fourth quarter of 2013. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the hospital-based model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the hospital-based model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. For the quarters ended September 30, 2013 and 2012, approximately 36% and 32% of our total operating revenues were generated by our Air Medical segment, respectively. For the nine months ended September 30, 2013 and 2012, approximately 36% and 32% of our total operating revenues were generated by our Air Medical segment, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per loaded mile, regardless of aircraft model. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Insurance, Medicare, Medicaid, and Self-Pay. Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $67.4 million and $57.1 million as of September 30, 2013 and September 30, 2012, respectively. The allowance for uncompensated care was $55.5 million and $51.3 million as of September 30, 2013 and September 30, 2012, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Provision for contractual discounts	62%	50%	60%	56%
Provision for uncompensated care	8%	17%	9%	11%

These percentages are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Insurance	75%	66%	73%	68%
Medicare	17%	25%	18%	22%
Medicaid	7%	8%	8%	9%
Self-Pay	1%	1%	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 38% and 18% of the segment’s revenues for the quarters ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, these contracts generated approximately 38% and 19% of the segment’s revenues. The increase is primarily due to the expansion of operations under our 2012 contract in the Middle East, which is also structured as a hospital contract, but had minimal revenue in the third quarter 2012.

Technical Services Segment. Our Technical Services segment provides helicopter repair and overhaul services for customer owned aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost.

Approximately 1% of our total operating revenues for the quarters and nine months ended September 30, 2013 and September 30, 2012 were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters and nine months ended September 30, 2013 and 2012 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$125,931	$114,949	$359,732	$312,322
Air Medical	73,188	54,004	209,434	150,557
Technical Services	1,643	1,904	6,107	6,583

Total operating revenues, net	200,762	170,857	575,273	469,462

Segment direct expenses (1)
Oil and Gas (2)	99,919	94,563	290,616	263,829
Air Medical	58,924	45,308	173,296	125,311
Technical Services	1,716	1,835	5,427	5,356

Total direct expenses	160,559	141,706	469,339	394,496

Segment selling, general and administrative expenses
Oil and Gas	1,036	1,002	2,976	2,810
Air Medical (3)	2,461	1,698	6,210	5,073
Technical Services	—	—	—	1

Total selling, general and administrative expenses	3,497	2,700	9,186	7,884

Total direct and selling, general and administrative expenses	164,056	144,406	478,525	402,380

Net segment profit (loss)
Oil and Gas	24,976	19,384	66,140	45,683
Air Medical	11,803	6,998	29,928	20,173
Technical Services	(73)	69	680	1,226

Total	36,706	26,451	96,748	67,082

Other, net (4)	1,561	(439)	16,041	614
Unallocated selling, general and administrative costs (1)	(6,424)	(7,084)	(19,025)	(20,408)
Interest expense	(7,631)	(7,488)	(22,297)	(22,128)

Earnings before income taxes	$24,212	$11,440	$71,467	$25,160

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Oil and Gas	$6,403	$6,018	$19,707	$17,545
Air Medical	2,873	2,453	8,376	7,118
Technical Services	50	14	81	58

Total	$9,326	$8,485	$28,164	$24,721

Unallocated SG&A	$1,235	$270	$3,260	$815

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Includes interest expense.
(4)	Consists of gains on disposition of property and equipment and impairments, and other income

11. INVESTMENT IN VARIABLE INTEREST ENTITY

A variable interest entity is an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of September 30, 2013, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the nine months ended September 30, 2013, we recorded a loss in equity of unconsolidated affiliate of $0.9 million relative to our 49% equity ownership. In addition, we had $5.6 million of Trade receivables and a $1.0 million note receivable outstanding as of September 30, 2013 from PHIC. The note receivable is included in Other assets on our Condensed Consolidated Balance Sheet. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheet and was $(1.7) million at September 30, 2013. Included in Operating revenues for nine months ended September 30, 2013 is $2.0 million of revenues from services provided to PHIC.

12. OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented in the Condensed Consolidated Statements of Comprehensive Income.

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2013, we entered into a contract to purchase six new heavy aircraft for our Oil and Gas segment, with deliveries scheduled throughout 2014. In addition, the contract includes an option to purchase six additional heavy aircraft for delivery in 2015 and 2016. We intend to fund these commitments and purchase options through a combination of aircraft leases, cash flow from operations, and borrowings under our credit facility.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In September 2010, PHI, Inc. issued $300 million of 8.625% Senior Notes due 2018 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

The following supplemental condensed financial information on the following pages sets forth, on a consolidated basis, the balance sheet, statement of operations, statement of comprehensive income, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the guarantor subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within the financial information presented below.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	September 30, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$598	$1,298	$—	$1,896
Short-term investments	77,238	—	—	77,238
Accounts receivable – net	86,478	92,029	—	178,507
Intercompany receivable	139,531	—	(139,531)	—
Inventories of spare parts – net	69,557	127	—	69,684
Prepaid expenses	7,611	2,373	—	9,984
Work in progress	77,921	—	—	77,921
Deferred income taxes	11,966	—	—	11,966
Income taxes receivable	1,392	231	—	1,623

Total current assets	472,292	96,058	(139,531)	428,819
Investment in subsidiaries	110,101	—	(110,101)	—
Property and equipment – net	581,580	200,667	—	782,247
Restricted investments	14,685	—	—	14,685
Other assets	13,172	242	—	13,414

Total assets	$1,191,830	$296,967	$(249,632)	$1,239,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,582	$4,289	$—	$27,871
Accrued and other current liabilities	119,946	14,767	—	134,713
Intercompany payable	—	139,531	(139,531)	—

Total current liabilities	143,528	158,587	(139,531)	162,584
Long-term debt	388,265	—	—	388,265
Deferred income taxes and other long-term liabilities	117,642	28,279	—	145,921
Shareholders’ Equity:
Common stock and paid-in capital	297,754	2,674	(2,674)	297,754
Accumulated other comprehensive loss	(43)	—	—	(43)
Retained earnings	244,684	107,427	(107,427)	244,684

Total shareholders’ equity	542,395	110,101	(110,101)	542,395

Total liabilities and shareholders’ equity	$1,191,830	$296,967	$(249,632)	$1,239,165

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$125,160	$75,602	$—	$200,762
Expenses:
Direct expenses	98,669	62,062	—	160,731
Selling, general and administrative expenses	7,365	2,420	—	9,785
Management fees	(3,024)	3,024	—	—

Total operating expenses	103,010	67,506	—	170,516
Gain on disposal of assets, net	(1,380)	(19)	—	(1,399)
Equity in income of unconsolidated affiliate	(172)	—	—	(172)

Operating income	23,702	8,115	—	31,817
Equity in net income of consolidated subsidiaries	(4,787)	—	4,787	—
Interest expense	7,631	137	—	7,768
Other income, net	(163)	—	—	(163)

	2,681	137	4,787	7,605

Earnings before income taxes	21,021	7,978	(4,787)	24,212
Income tax expense	7,244	3,191	—	10,435

Net earnings	$13,777	$4,787	$(4,787)	$13,777

	For the quarter ended September 30, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$109,255	$61,602	$—	$170,857
Expenses:
Direct expenses	92,980	48,726	—	141,706
Selling, general and administrative expenses	7,995	1,789	—	9,784
Management fees	(2,464)	2,464	—	—

Total operating expenses	98,511	52,979	—	151,490
Gain on disposal of assets, net	701	—	—	701

Operating income	10,043	8,623	—	18,666
Equity in net income of consolidated subsidiaries	(5,174)	—	5,174	—
Interest expense	7,488	—	—	7,488
Other income, net	(262)	—	—	(262)

	2,052	—	5,174	7,226

Earnings before income taxes	7,991	8,623	(5,174)	11,440
Income tax expense	1,607	3,449	—	5,056

Net earnings	$6,384	$5,174	$(5,174)	$6,384

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2013
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$354,453	$220,820	$—	$575,273
Expenses:
Direct expenses	285,661	182,767	—	468,428
Selling, general and administrative expenses	21,719	6,356	—	28,075
Management fees	(8,833)	8,833	—	—

Total operating expenses	298,547	197,956	—	496,503
Gain on disposal of assets, net	(16,056)	(19)	—	(16,075)
Impairment of assets	—	421	—	421
Equity in loss of unconsolidated affiliate	911	—	—	911

Operating income	71,051	22,462	—	93,513
Equity in net income of consolidated subsidiaries	(13,395)	—	13,395	—
Interest expense	22,297	137	—	22,434
Other income, net	(388)	—	—	(388)

	8,514	137	13,395	22,046

Earnings before income taxes	62,537	22,325	(13,395)	71,467
Income tax expense	20,406	8,930	—	29,336

Net earnings	$42,131	$13,395	$(13,395)	$42,131

	For the nine months ended September 30, 2012
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$303,623	$165,839	$—	$469,462
Expenses:
Direct expenses	260,796	133,700	—	394,496
Selling, general and administrative expenses	22,942	5,350	—	28,292
Management fees	(6,634)	6,634	—	—

Total operating expenses	277,104	145,684	—	422,788
Gain on disposal of assets, net	11	—	—	11

Operating income	26,508	20,155	—	46,663
Equity in net income of consolidated subsidiaries	(12,086)	—	12,086	—
Interest expense	22,116	12	—	22,128
Other income, net	(625)	—	—	(625)

	9,405	12	12,086	21,503

Earnings before income taxes	17,103	20,143	(12,086)	25,160
Income tax expense	2,487	8,057	—	10,544

Net earnings	$14,616	$12,086	$(12,086)	$14,616

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2013
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$13,777	$4,787	$(4,787)	$13,777
Unrealized gain on short-term investments	37	—	—	37
Changes in pension plan assets and benefit obligations	—	—	—	—

	$13,814	$4,787	$(4,787)	$13,814

	For the quarter ended September 30, 2012
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$6,384	$5,174	$(5,174)	$6,384
Unrealized loss on short-term investments	(18)	—	—	(18)
Changes in pension plan assets and benefit obligations	(2)	—	—	(2)

	$6,364	$5,174	$(5,174)	$6,364

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2013
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$42,131	$13,395	$(13,395)	$42,131
Unrealized gain on short-term investments	14	—	—	14
Changes in pension plan assets and benefit obligations	(6)	—	—	(6)

	$42,139	$13,395	$(13,395)	$42,139

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2012
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$14,616	$12,086	$(12,086)	$14,616
Unrealized gain on short-term investments	49	—	—	49
Changes in pension plan assets and benefit obligations	(14)	—	—	(14)

	$14,651	$12,086	$(12,086)	$14,651

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2013
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$69,104	$(999)	$—	$68,105
Investing activities:
Purchase of property and equipment	(86,092)	—	—	(86,092)
Proceeds from asset dispositions	39,822	—	—	39,822
Purchase of short-term investments	(314,519)	—	—	(314,519)
Proceeds from sale of short-term investments	287,043	—	—	287,043
Deposits returned on aircraft	6,908	—	—	6,908
Deposits paid on aircraft	(2,693)	—	—	(2,693)

Net cash used in investing activities	(69,531)	—	—	(69,531)

Financing activities:
Proceeds from line of credit	101,273	—	—	101,273
Payments on line of credit	(99,763)	—	—	(99,763)
Repurchase of common stock for payroll tax withholding requirements	(1,037)	—	—	(1,037)

Net cash provided by financing activities	473	—	—	473

Increase (decrease) in cash	46	(999)	—	(953)
Cash, beginning of period	552	2,297	—	2,849

Cash, end of period	$598	$1,298	$—	$1,896

	For the nine months ended September 30, 2012
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$25,632	$404	$—	$26,036
Investing activities:
Purchase of property and equipment	(83,187)	—	—	(83,187)
Proceeds from asset dispositions	9,702	—	—	9,702
Purchase of short-term investments	(167,952)	—	—	(167,952)
Proceeds from sale of short-term investments	194,957	—	—	194,957
Deposits returned on aircraft	5,369	—	—	5,369
Deposits paid on aircraft	(11,176)	—	—	(11,176)

Net cash used in investing activities	(52,287)	—	—	(52,287)

Financing activities:
Proceeds from line of credit	91,863	—	—	91,863
Payments on line of credit	(68,915)	—	—	(68,915)

Net cash provided by financing activities	22,948	—	—	22,948

(Decrease) increase in cash	(3,707)	404	—	(3,303)
Cash, beginning of period	4,313	778	—	5,091

Cash, end of period	$606	$1,182	$—	$1,788

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto and (ii) our Annual Report on Form 10-K for the year ended December 31, 2012, including the audited consolidated financial statements and notes thereto, (the “Notes”), management’s discussion and analysis, and the risk factor disclosures contained therein.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934 and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico and our other operating areas, the effect on the demand for our services as a result of the 2010 Macondo incident and its aftermath, the effect on our operating costs of volatile fuel prices, the availability of capital required to acquire aircraft, environmental and litigation risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization or work stoppages, operating hazards, risks related to operating in foreign countries, the ability to obtain adequate insurance at an acceptable cost, unanticipated increases or other changes in our future cash requirements, and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1.A. of our annual report on Form 10-K for the year ended December 31, 2012, as updated by our subsequently filed quarterly reports on Form 10-Q (“SEC Filings”). All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As described further in Note 10, we are primarily a provider of helicopter services, and derive most of our revenue from helicopter transport services provided to the oil and gas industry and medical industry. Our results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. As the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, as deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. Our hospital-based programs are typically billed at a fixed monthly contractual rate plus a variable rate for the flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Hospital-based contracts generated approximately 38%, 22%, 20% and 16% of the segment’s revenues for the nine months ended September 30, 2013, and the years ended December 31, 2012, 2011 and 2010, respectively, and we anticipate that this percentage will continue to increase during 2013 as a result of our implementation of new projects. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Therefore, a shift during any particular period in the volume of patient transports among the various payor types will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages and we may not be able to recover all of these costs increases through rate increases.

Overview

Outlook - Our Oil and Gas segment continues to improve with additional deepwater drilling activity by our customers, which has increased the demand for our higher-margin medium and heavy aircraft services.

In our Air Medical segment, we have recently commenced the startup of several projects, including the Middle East program, which collectively we believe will continue to have a favorable effect on net segment profit particularly in 2014.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended		Favorable
	September 30,		(Unfavorable)
	2013	2012
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$125,931	$114,949	$10,982
Air Medical	73,188	54,004	19,184
Technical Services	1,643	1,904	(261)

Total operating revenues	200,762	170,857	29,905
Segment direct expenses (1)
Oil and Gas	99,919	94,563	(5,356)
Air Medical	58,924	45,308	(13,616)
Technical Services	1,716	1,835	119

Total segment direct expenses	160,559	141,706	(18,853)
Segment selling, general and administrative expenses (2)
Oil and Gas	1,036	1,002	(34)
Air Medical	2,461	1,698	(763)
Technical Services	—	—	—

Total segment selling, general and administrative expenses	3,497	2,700	(797)

Total segment expenses	164,056	144,406	(19,650)

Net segment profit
Oil and Gas	24,976	19,384	5,592
Air Medical	11,803	6,998	4,805
Technical Services	(73)	69	(142)

Total net segment profit	36,706	26,451	10,255
Other, net	1,561	(439)	2,000
Unallocated selling, general and administrative costs	(6,424)	(7,084)	660
Interest expense	(7,631)	(7,488)	(143)

Earnings before income taxes	24,212	11,440	12,772
Income tax expense	10,435	5,056	(5,379)

Net earnings	$13,777	$6,384	$7,393

Flight hours:
Oil and Gas	29,698	31,608	(1,910)
Air Medical (3)	9,472	9,181	291
Technical Services	134	—	134

Total	39,304	40,789	(1,485)

Air Medical Transports (4)	4,783	4,986	(203)

(1)	Segment direct expenses in the Oil and Gas segment include a loss in equity of unconsolidated affiliate of $0.2 million.
(2)	Segment selling, general and administrative expenses in the Air Medical Segment include interest expense of $0.1 million.
(3)	Flight hours include 2,883 flight hours associated with hospital-based contracts, compared to 2,542 flight hours in the prior year quarter.
(4)	Represents individual patient transports for the period.

	Nine Months Ended		Favorable
	September 30,		(Unfavorable)
	2013	2012
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$359,732	$312,322	$47,410
Air Medical	209,434	150,557	58,877
Technical Services	6,107	6,583	(476)

Total operating revenues	575,273	469,462	105,811
Segment direct expenses (1)
Oil and Gas	290,616	263,829	(26,787)
Air Medical	173,296	125,311	(47,985)
Technical Services	5,427	5,356	(71)

Total segment direct expenses	469,339	394,496	(74,843)
Segment selling, general and administrative expenses (2)
Oil and Gas	2,976	2,810	(166)
Air Medical	6,210	5,073	(1,137)
Technical Services	—	1	1

Total segment selling, general and administrative expenses	9,186	7,884	(1,302)

Total segment expenses	478,525	402,380	(76,145)
Net segment profit
Oil and Gas	66,140	45,683	20,457
Air Medical	29,928	20,173	9,755
Technical Services	680	1,226	(546)

Total net segment profit	96,748	67,082	29,666
Other, net	16,041	614	15,427
Unallocated selling, general and administrative costs	(19,025)	(20,408)	1,383
Interest expense	(22,297)	(22,128)	(169)

Earnings before income taxes	71,467	25,160	46,307
Income tax expense	29,336	10,544	(18,792)

Net earnings	$42,131	$14,616	$27,515

Flight hours:
Oil and Gas	85,993	88,155	(2,162)
Air Medical (3)	26,093	26,329	(236)
Technical Services	653	550	103

Total	112,739	115,034	(2,295)

Air Medical Transports (4)	13,596	13,954	(358)

Aircraft operated at period end:
Oil and Gas (5)	169	162
Air Medical (6)	102	97
Technical Services	6	6

Total (5) (6)	277	265

(1)	Segment direct expenses in the Oil and Gas segment include a loss in equity of unconsolidated affiliate of $0.9 million.
(2)	Segment selling, general and administrative expenses in the Air Medical Segment include interest expense of $0.1 million.
(3)	Flight hours include 7,652 flight hours year to date associated with hospital-based contracts compared to 7,340 in the prior year to date.
(4)	Represents individual patient transports for the period.
(5)	Includes nine aircraft as of September 30, 2013 and 2012 that are customer owned.
(6)	Includes 13 aircraft as of September 30, 2013 and six aircraft as of September 30, 2012 that are customer owned.

Quarter Ended September 30, 2013 compared with Quarter Ended September 30, 2012

Combined Operations

Operating Revenues – Operating revenues for the three months ended September 30, 2013 were $200.8 million, compared to $170.9 million for the three months ended September 30, 2012, an increase of $29.9 million. Oil and Gas segment operating revenues increased $11.0 million for the quarter ended September 30, 2013, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours for these aircraft as well as incremental rate increases implemented over the past year. Operating revenues in the Air Medical segment increased $19.2 million due principally to increased revenues attributable to an expansion of our Middle East operations, as well as increased revenues from our independent provider programs driven by an improvement in our payor mix and rate increases over the prior year.

Total flight hours for the quarter ended September 30, 2013 were 39,304 compared to 40,789 for the quarter ended September 30, 2012. Oil and Gas segment flight hours decreased 1,910 hours, due principally to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours increased 291 hours from the quarter ended September 30, 2012, due to increased flight hours in our hospital-based programs. Individual patient transports in the Air Medical segment were 4,783 for the quarter ended September 30, 2013, compared to transports of 4,986 for the quarter ended September 30, 2012, which partially offset the increase in flight hours.

Direct Expenses – Direct operating expense was $160.6 million for the three months ended September 30, 2013, compared to $141.7 million for the three months ended September 30, 2012, an increase of $18.9 million, or 13%. Employee compensation expense increased $7.5 million due to an increase of approximately 166 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 45% and 46% of total direct expense for the quarters ended September 30, 2013 and 2012, respectively. Costs of goods sold (representing 3% of total direct expense for the third quarter of 2013) increased $4.5 million due to certain costs attributable to our Middle East operations, which are billed to our customer on a cost plus basis. In addition, we experienced increases of $1.4 million in aircraft rent expense (representing 7% of such quarterly expense), increases of $0.6 million in aircraft depreciation, and increases of $1.5 million in property taxes due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including aircraft spare parts costs of $0.9 million (representing 5% of such quarterly expense), aircraft warranty costs of $0.6 million (representing 7% of such quarterly expense), and component repair costs of $2.0 million (representing 5% of such quarterly expense), primarily due to additional aircraft added to the fleet. Pilot training costs also increased $0.9 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $9.8 million for both the three months ended September 30, 2013 and September 30, 2012.

Gain on disposal of assets, net – Gains on asset dispositions were $1.4 million for the three months ended September 30, 2013, compared to a loss of $0.7 million for the three months ended September 30, 2012. This increase was primarily due to the sale of one light aircraft that no longer met our strategic needs. See Note 8.

Equity in income/loss of unconsolidated affiliate – Equity in the income of our unconsolidated affiliate attributable to our mid-2012 investment in a Ghanaian entity was $0.2 million and zero for the three months ended September 30, 2013 and 2012, respectively. See Note 11.

Interest Expense – Interest expense was $7.8 million for the three months ended September 30, 2013, compared to $7.5 million for the three months ended September 30, 2012, due principally to increased borrowings on our revolving credit facility.

Other income, net – Other income was $0.2 million for the three months ended September 30, 2013 compared to $0.3 million for the same period in 2012, and represents primarily interest income.

Income Taxes – Income tax expense for the three months ended September 30, 2013 was $10.4 million compared to $5.1 million for the three months ended September 30, 2012. The effective tax rate was 43% and 44% for the three months ended September 30, 2013 and September 30, 2012, respectively. The increase in income tax expense is primarily attributable to the increase in earnings before tax for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Net Earnings – Net income for the three months ended September 30, 2013 was $13.8 million compared to net income of $6.4 million for the three months ended September 30, 2012. Earnings before income taxes for the three months ended September 30, 2013 was $24.2 million compared to earnings before income tax of $11.4 million for the same period in 2012. Earnings per diluted share was $0.88 for the current quarter compared to earnings per diluted share of $0.41 for the prior year quarter. We had 15.7 million weighted average diluted common shares outstanding during the three months ended September 30, 2013, compared to 15.5 million weighted average diluted common shares outstanding during the same period in 2012.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $126.0 million for the three months ended September 30, 2013, compared to $115.0 million for the three months ended September 30, 2012, an increase of $11.0 million. Flight hours were 29,698 for the current quarter compared to 31,608 for the same quarter in the prior year, a decrease of 1,910 flight hours. The decline in flight hours is attributable to lower demand for our light and medium aircraft, partially offset by increased demand for our heavy aircraft. The increase in revenue is primarily due to increased heavy aircraft flight revenues, primarily attributable to increased flight hours for these aircraft in the Gulf of Mexico, and incremental rate increases implemented over the past year.

The number of aircraft deployed in the segment was 169 at September 30, 2013 and 162 at September 30, 2012. We added a net of seven new aircraft to the Oil and Gas segment since September 30, 2012, consisting of one light, three medium, six heavy, and one fixed wing aircraft. We have sold or disposed of four aircraft in the Oil and Gas segment since September 30, 2012, consisting of two light and two heavy aircraft.

Direct expense in our Oil and Gas segment was $100.0 million for the three months ended September 30, 2013, compared to $94.6 million for the three months ended September 30, 2012, an increase of $5.4 million. Employee compensation expenses increased $0.8 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $1.1 million, aircraft depreciation of $0.4 million, and property taxes of $1.2 million due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $0.8 million, aircraft warranty costs of $0.6 million and component repair costs of $0.6 million primarily due to the additional heavy aircraft added to the fleet. Also reflected in our Oil and Gas segment direct expense is $0.2 million of income resulting from our investment in an unconsolidated Ghanaian entity.

Selling, general and administrative segment expenses were $1.0 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012.

Net Oil and Gas segment profit was $25.0 million for the quarter ended September 30, 2013, compared to segment profit of $19.4 million for the quarter ended September 30, 2012. The increase in segment profit was due to increased revenues, which were only partially offset by increased direct expenses. These revenue increases resulted from the above-described increase in heavy aircraft flight revenues. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Air Medical – Air Medical segment revenues were $73.2 million for the three months ended September 30, 2013, compared to $54.0 million for the three months ended September 30, 2012, an increase of $19.2 million, reflecting the addition of our Middle East operations commenced in late 2012. Patient transports were 4,783 for the three months ended September 30, 2013, compared to 4,986 for the same period in the prior year, a decrease of 203 patient transports. Nonetheless, operating revenues in our independent provider programs increased $1.3 million due to improved payor mix, and rate increases implemented over the past year.

The number of aircraft in the segment at September 30, 2013 was 102 compared to 97 at September 30, 2012. Since September 30, 2012, we sold or disposed of two light aircraft in the Air Medical segment. We also added one new fixed wing and seven light aircraft to the Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $58.9 million for the three months ended September 30, 2013, compared to $45.3 million for the three months ended September 30, 2012, an increase of $13.6 million. Employee compensation expenses increased $7.1 million due to compensation rate increases and additional personnel in the segment. In addition, there was an increase in cost of goods sold of $4.2 million due to certain costs attributable to our Middle East operations which are billed to our customer on a cost plus basis. There were also increases in aircraft rent expense and aircraft depreciation of $0.3 million and $0.2 million, respectively, due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $0.2 million and component repair costs of $1.3 million. Other direct expense items increased by a net of $0.3 million.

Selling, general and administrative segment expenses were $2.5 million for the three months ended September 30, 2013, compared to $1.7 million for the three months ended September 30, 2012. The $0.8 million increase was primarily due to an increase of $0.2 million in employee compensation expense, due to additional administrative personnel and compensation rate increases, promotional expenses of $0.2 million, and consulting services of $0.1 million.

Net Air Medical segment profit was $11.8 million for the quarter ended September 30, 2013, compared to a segment profit of $7.0 million for the quarter ended September 30, 2012. The increase in profit is primarily attributable to the expansion of our Middle East operations.

Technical Services – Technical Services revenues were $1.6 million for the three months ended September 30, 2013, compared to $1.9 million for the three months ended September 30, 2012. Technical Services segment loss was $0.1 million for the three months ended September 30, 2013, compared to a $1.0 million gain for the three months ended September 30, 2012. Direct expenses increased $0.1 million contributing to the segment loss of $0.1 million.

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

Nine Months Ended September 30, 2013 compared with Nine Months Ended September 30, 2012

Combined Operations

Operating Revenues – Operating revenues for the nine months ended September 30, 2013 were $575.3 million, compared to $469.5 million for the nine months ended September 30, 2012, an increase of $105.8 million. Oil and Gas segment operating revenues increased $47.4 million for the nine months ended September 30, 2013, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours for these aircraft as well as rate increases implemented over the past year. Operating revenues in the Air Medical segment increased $58.9 million due principally to increased revenues attributable to an expansion of our Middle East operations which began operations in late 2012. Operating revenues in our Air Medical independent provider programs also increased due to improved payor mix, and rate increases implemented in the prior and current years, despite a decrease in patient transports.

Total flight hours for the nine months ended September 30, 2013 were 112,739 compared to 115,034 for the nine months ended September 30, 2012. Oil and Gas segment’s flight hours decreased 2,162 hours due principally to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 236 hours for the nine months ended September 30, 2013, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 13,596 for the nine months ended September 30, 2013, compared to transports of 13,954 for the nine months ended September 30, 2012.

Direct Expenses – Direct operating expense was $469.3 million for the nine months ended September 30, 2013, compared to $394.5 million for the nine months ended September 30, 2012, an increase of $74.8 million, or 19%. Employee compensation expense increased $32.0 million due to an increase of approximately 166 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 46% of total direct expense for the nine months ended September 30, 2013 and 2012. Costs of goods sold (representing 3% of total direct expenses for the nine months ended September 30, 2013) increased $16.0 million due to certain costs attributable to our Middle East operations, which are billed to our customer on a cost plus basis. In addition, we experienced increases of $3.8 million in aircraft rent expense (representing 7% of total direct expense), increases of $2.6 million in aircraft depreciation, and increases of $3.2 million in property taxes due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including aircraft spare parts costs of $3.4 million (representing 5% of total direct expense), aircraft warranty costs of $4.6 million (representing 7% of total direct expense), and component repair costs of $1.7 million (representing 4% of total direct expense), primarily due to additional aircraft added to the fleet. Our depreciation expense for other items increased $0.4 million. Pilot training costs also increased $3.4 million. We also experienced a net $3.7 million increase in our other general operating costs, such as contract services and travel expenses.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $28.1 million for the nine months ended September 30, 2013, compared to $28.3 million for the nine months ended September 30, 2012. Most of the $0.2 million decrease is due to decreased legal and audit expenses, partially offset by increased data processing and outside services expense.

Gain on disposal of assets, net – Gains on asset dispositions were $16.1 million for the nine months ended September 30, 2013, compared to a loss of less than $0.1 million for the nine months ended September 30, 2012. This increase was primarily due to our sale in the second quarter of 2013 of two heavy aircraft that no longer met our strategic needs. See Note 8.

Impairment of assets – Impairments of assets were $0.4 million for the nine months ended September 30, 2013, compared to no impairments for the nine months ended September 30, 2012. See Note 8.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2012 investment in a Ghanaian entity was $0.9 million and zero for the nine months ended September 30, 2013 and 2012, respectively. See Note 11.

Interest Expense – Interest expense was $22.4 million for the nine months ended September 30, 2013, compared to $22.1 million for the nine months ended September 30, 2012. The increase of $0.3 million is due to increased borrowings on our revolving credit facility, partially offset by lower interest rates.

Other income, net – Other income was $0.4 million for the nine months ended September 30, 2013, compared to $0.6 million for the same period in 2012, and represents primarily interest income.

Income Taxes – Income tax expense for the nine months ended September 30, 2013 was $29.3 million compared to $10.5 million for the nine months ended September 30, 2012. The effective tax rate was 41% and 42% for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase in income tax expense is primarily attributable to the increase in earnings before tax for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Net Earnings – Net income for the nine months ended September 30, 2013 was $42.1 million compared to net income of $14.6 million for the nine months ended September 30, 2012. Earnings before income taxes for the nine months ended September 30, 2013 was $71.5 million compared to earnings before income tax of $25.2 million for the same period in 2012. Earnings per diluted share was $2.70 for the current nine months compared to earnings per diluted share of $0.94 for the prior year period.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $359.7 million for the nine months ended September 30, 2013, compared to $312.3 million for the nine months ended September 30, 2012, an increase of $47.4 million. Flight hours were 85,993 for the current nine months compared to 88,155 for the same period in the prior year, a decrease of 2,162 flight hours. The decline in flight hours is attributable to lower demand for our light and medium aircraft, partially offset by increased demand for our heavy aircraft. The increase in revenue is primarily due to increased heavy aircraft flight revenues, primarily attributable to increased flight hours for these aircraft in the Gulf of Mexico and to incremental rate increases implemented over the past year.

Direct expense in our Oil and Gas segment was $290.6 million for the nine months ended September 30, 2013, compared to $263.8 million for the nine months ended September 30, 2012, an increase of $26.8 million. Employee compensation expenses increased $5.1 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $2.8 million, aircraft depreciation of $1.9 million, and property taxes of $2.6 million due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $3.2 million, aircraft warranty costs of $4.3 million, component repair costs of $1.5 million and fuel expense of $0.8 million primarily due to additional heavy aircraft added to the fleet. Pilot training costs increased $1.4 million compared to the prior year quarter, and other segment depreciation also increased $0.3 million. Also included in our Oil and Gas segment direct expense is a $0.9 million loss resulting from our investment in a Ghanaian entity. Other direct expense items increased by a net amount of $2.0 million.

Selling, general and administrative segment expenses were $3.0 million for the nine months ended September 30, 2013 and $2.8 million for the nine months ended September 30, 2012.

Net Oil and Gas segment profit was $66.1 million for the nine months ended September 30, 2013, compared to segment profit of $45.7 million for the nine months ended September 30, 2012. The increase in segment profit was due to increased revenues, which were only partially offset by increased direct expenses. These revenue increases resulted from the above-described increases in heavy aircraft flight hours and incremental rate increases across all aircraft models implemented over the past year. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Air Medical – Air Medical segment revenues were $209.4 million for the nine months ended September 30, 2013, compared to $150.6 million for the nine months ended September 30, 2012, an increase of $58.8 million, reflecting the addition of our Middle East operations, commenced in late 2012. Patient transports were 13,596 for the nine months ended September 30, 2013, compared to 13,954 for the same period in the prior year. Nonetheless, operating revenues in the independent provider programs also increased due to improved payor mix, and rate increases implemented over the past year.

Direct expense in our Air Medical segment was $173.3 million for the nine months ended September 30, 2013, compared to $125.3 million for the nine months ended September 30, 2012, an increase of $48.0 million. Employee compensation expenses increased $26.7 million due to compensation rate increases and additional personnel in the segment. In addition, there was an increase in cost of goods sold of $15.7 million due to certain costs attributable to our Middle East operations, which are billed to our customer on a cost plus basis. There were also increases in aircraft rent expense and aircraft depreciation of $1.0 million and $0.6 million, respectively, due to additional aircraft added to the fleet. Pilot training costs also increased $1.7 million. Other direct expense items increased by a net of $2.3 million.

Selling, general and administrative segment expenses were $6.2 million for the nine months ended September 30, 2013, compared to $5.1 million for the nine months ended September 30, 2012. The $1.1 million increase was primarily due to an increase in employee compensation expense due to additional personnel and compensation rate increases.

Net Air Medical segment profit was $30.0 million for the nine months ended September 30, 2013, compared to a segment profit of $20.2 million for the nine months ended September 30, 2012. The increase in profit is primarily attributable to our recently commenced Middle East operations, as well as increased profits from our independent provider programs primarily attributable to rate increases over the prior year and improved payor mix.

Technical Services – Technical Services revenues decreased $0.5 million for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to lower project activity. Direct expenses increased less than $0.1 million primarily due to labor cost increases on our Antarctica project. Consequently, profit in this segment decreased by $0.5 million, from $1.2 million for the nine months ended September 30, 2012 to $0.7 million for the nine months ended September 30, 2013. For a further description of our Technical Services segment, see the segment discussion above applicable to the third quarter of 2013 and Note 10.

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

Cash Flow

Our cash position was $1.9 million at September 30, 2013, compared to $2.8 million at December 31, 2012. Short-term investments were $77.2 million at September 30, 2013, compared to $50.6 million at December 31, 2012. We also had $14.7 million in restricted investments at September 30, 2013 and December 31, 2012, securing outstanding letters of credit.

Operating activities – Net cash provided by operating activities was $68.1 million for the nine months ended September 30, 2013, compared to $26.0 million for the same period in 2012, an increase of $42.1 million. Net cash provided by operating activities (excluding changes in operating assets and liabilities) contributed $85.6 million of cash flow for the nine months ended September 30, 2013, compared to $54.5 million for the same period in 2012, an increase of $31.1 million, primarily due to the increase in earnings.

Investing activities – Net cash used in investing activities was $69.5 million for the nine months ended September 30, 2013, compared to $52.3 million cash used in investing activities for the same period in 2012. Purchases and sales of short-term investments used $27.5 million of cash during the nine months ended September 30, 2013 compared to net cash provided of $27.0 million in the comparable prior year period. Gross proceeds from asset dispositions were $39.8 million for the nine months ended September 30, 2013, compared to $9.7 million for the same period in 2012. Capital expenditures were $86.1 million for the nine months ended September 30, 2013, compared to $83.2 million for the same period in 2012. Capital expenditures for aircraft and aircraft improvements accounted for $80.3 million and $71.0 million of these totals for the nine months ended 2013 and 2012, respectively. We purchased six light aircraft, two medium aircraft pursuant to lease purchase options, one heavy aircraft pursuant to a lease purchase option, and one fixed wing aircraft in 2013. The purchases were financed using existing cash on hand and our revolving credit facility.

Financing activities – Financing activities for the nine months ended September 30, 2013 included net borrowings of $1.5 million on the revolving credit facility, and $1.0 million relating to shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of outstanding restricted stock units. Financing activities for the same period in 2012 included $22.9 million of net borrowings under our revolving credit facility.

Long Term Debt

As of September 30, 2013, our total long-term debt was $388.3 million, consisting of our $300 million of 8.625% Senior Notes due 2018 and $88.3 million outstanding on our revolving credit facility.

On September 18, 2013, we amended and restated our revolving credit facility with Whitney Bank to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date to September 1, 2015. The amended and restated revolving credit facility includes a $20 million sublimit for the issuance of stand-by letters of credit, and obligates us to pay customary commitment and letter of credit fees. Our obligations under the amended and restated revolving credit facility are guaranteed by three of our subsidiaries, and are secured by our and our guarantors’ inventory, including certain parts and accounts.

The amended and restated revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).

At September 30, 2013, we had $75.7 million in borrowings under our $150.0 million amended and restated senior secured revolving credit facility. During the quarter ended September 30, 2013, $85.7 million was the highest loan balance under this facility, with a weighted average balance of $66.9 million. During the quarter ended December 31, 2012, $46.0 million was the highest loan balance, with a weighted average balance of $40.7 million.

For additional information, see Note 5 to the financial statements in this report.

Contractual Obligations

The table below sets out our contractual obligations as of September 30, 2013 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We were in compliance with the covenants applicable to these contractual obligations as of September 30, 2013, and expect to remain in compliance through the year ending December 31, 2013. As of September 30, 2013, we leased 26 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2013	2014	2015	2016	2017	Beyond 2017
		(Thousands of dollars)
Aircraft purchase commitments (1)	$10,398	$10,398	$—	$—	$—	$—	$—
Aircraft lease obligations	266,307	10,598	46,648	46,370	39,474	29,783	93,434
Other lease obligations	17,963	1,112	3,766	3,387	2,801	2,032	4,865
Long-term debt	388,265	—	—	88,265	—	—	300,000
Senior notes interest	142,313	12,938	25,875	25,875	25,875	25,875	25,875

	$825,246	$35,046	$76,289	$163,897	$68,150	$57,690	$424,174

(1)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.

The table above reflects only contractual obligations as of September 30, 2013 and excludes, among other things, (i) commitments made thereafter, including those described in Note 13, (ii) options to purchase assets, including those described in the next paragraph, and (iii) contingent liabilities.

As of September 30, 2013, we had options to purchase aircraft under lease becoming exercisable in 2013 through 2019. The aggregate option purchase prices are $14.9 million in 2013, $103.0 million in 2014, $67.8 million in 2016, $55.2 million in 2017, $84.9 million in 2018, and $19.5 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

We intend to fund the above contractual obligations and purchase options through a combination of aircraft leases, cash flow from operations, and borrowings under our credit facility.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our revolving credit facility. Based on the $88.3 million in borrowings outstanding at September 30, 2013, a 10% increase (0.320%) in interest rates would reduce our annual pre-tax earnings approximately $0.3 million, but would not change the fair market value of this debt.

Our $300 million of outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At September 30, 2013, the market value of the notes was approximately $313.5 million, based on quoted market indications.

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

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by our subsequently filed SEC Filings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

	3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

	4.1*	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank.

	4.2	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

	4.3	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

	31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

	31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

	32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

	32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase

	101.LAB*	XBRL Taxonomy Extension Label Linkbase

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 8, 2013	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 8, 2013	By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay
Chief Financial Officer