Form 10-K
period 2013-12-31
PHI INC
filed 2014-02-28
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $529,815,873 based upon the last sales prices of the voting and non-voting common stock on June 28, 2013, as reported on the NASDAQ Global Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 21, 2014 was:

Voting Common Stock	2,905,757 shares.	Non-Voting Common Stock	12,574,560 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Information Statement to be furnished in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.

INDEX – FORM 10-K

i

PART I

Forward-Looking Statements

All statements other than statements of historical fact contained in this Annual Report on Form 10-K (the “Annual Report”) and other periodic reports filed by PHI, Inc. (the “Company” or “PHI”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “seeks”, “hopes”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: unexpected variances in flight hours, the effect on demand for our services caused by volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico, our dependence on a small number of customers, any failure to maintain our strong safety record, the effect on our operating costs of volatile fuel prices, the availability of aircraft lease financing or capital required to acquire aircraft, environmental and litigation risks, hurricanes and other adverse weather conditions, the activities of our competitors, changes in government regulation, unionization or work stoppages, operating hazards, risks related to operating in foreign countries, unanticipated increases or other changes in our future cash requirements, the ability to obtain adequate insurance at an acceptable cost and the ability of the Company to develop and implement successful business strategies. For a more detailed description of risks, see the “Risk Factors” section in Item 1A below. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the “Risk Factors” section in Item 1A below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.	BUSINESS

General

Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry in certain other domestic and international markets. Since late 1997, we have also provided air medical transportation for hospitals, and for emergency service agencies where we operate as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services for existing customers, primarily to those that own their own aircraft. At December 31, 2013, we owned or operated 278 aircraft domestically and internationally, 168 of which were dedicated to our Oil and Gas segment, 104 of which were dedicated to our Air Medical segment, and 6 of which were dedicated to other operations.

Description of Operations

We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 13, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Oil and Gas. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and equipment to offshore platforms in the Gulf of Mexico. Our customers include (i) Shell Oil Company (“Shell”), BP America Production Company (“BP”), ExxonMobil Production Co. and ConocoPhillips Company, with whom we have worked for 30 or more years, and (ii) ENI Petroleum, with whom we have worked for more than 15 years. At December 31, 2013, we operated 168 aircraft in this segment.

Oil and gas exploration and production companies and other offshore oil service companies use our services primarily for routine transportation of personnel and equipment, to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of our customers have entered into fixed-term contracts with us, although some hire us on an “ad hoc” or “spot” basis.

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

Our strategic focus in this segment of our business is on providing transport services to the deepwater region of the Gulf of Mexico. As of December 31, 2013, of the 168 aircraft dedicated to our Oil and Gas segment, 80 aircraft were classified as medium or heavy/transport. Our strategy is to focus more of our business on deepwater operations because we believe it will provide a stable and profitable source of revenue. Deepwater operations tend to have longer lead times and, consequently, activity levels are less susceptible to short term volatility in commodity prices. The capital commitments are also substantially larger than shallow water operations, and our client base is more heavily weighted to the major integrated and larger independent oil and gas companies as a result. Finally, the majority of our transportation activity services oil and gas production facilities, which adds stability to our business as these facilities are more permanent in nature.

We continue to seek to expand selectively into international markets that we believe have attractive opportunities for growth. As of December 31, 2013, in our oil and gas operations, we operated four aircraft in West Africa, and four aircraft in the Middle East.

Operating revenue from the Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, with terms generally of one to five years. These contracts provide for payment in U.S. dollars and for a fixed monthly payment per aircraft and additional variable payments based on the number of flight hours. In 2013, approximately 91% of our domestic oil and gas-related revenues was from customer contracts. Revenues from these contracts were approximately 55% from the fixed fee component and 45% from the variable fee component.

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

Operating revenues from the Oil and Gas segment accounted for 57%, 66%, and 66% of consolidated operating revenues during the years ended December 31, 2013, 2012 and 2011, respectively.

Air Medical. In the U.S., we provide air medical transportation services for hospitals and emergency service agencies in 18 states using approximately 95 aircraft at 72 separate locations. We also provide air medical transportation services in the Middle East, as discussed further below. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the hospital to provide their medical transportation services, with the contracts typically awarded through competitive bidding. Our Air Medical operations are headquartered in Phoenix, Arizona.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by Medicaid, Medicare or private insurance or directly by the transported patient. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of Medicaid, Medicare, Insurance, and Self-Pay). Changes in our payor mix, reimbursement rates or uncompensated care rates all directly impact our accounts receivable allowance and financial results for each particular reporting period. For additional information, see Note 1, Summary of Significant Accounting Policies—Revenue Recognition, of the Notes to Consolidated Financial Statements included in this Form 10-K.

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Those contracts generated approximately 39%, 22%, and 20% of the segment’s revenues for 2013, 2012 and 2011, respectively.

In April 2012, our Air Medical affiliate entered into a three-year contract with an agency in the Middle East to provide helicopter emergency medical services. The contract calls for us to place eight medium aircraft in service, along with support staff, and to operate and maintain the aircraft for the contract term. The contract envisions a transition of the program, over time, to qualified customer personnel, and obligates us to provide training services to the customer’s qualified pilots, technicians, paramedics, and communications specialists. Payments are in U.S. dollars based upon a fixed monthly rate and additional variable payments based upon the number of flight hours. The project commenced flight operations in late September 2012, with two aircraft in service, and at December 31, 2013, seven aircraft were in service, operating from five bases. Additional information about the agreement, including its term and termination provisions, is included in Note 1, Summary of Significant Accounting Policies—Revenue Recognition, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Operating revenues from the Air Medical segment accounted for 32%, 33%, and 32% of consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. We also operate six aircraft for the National Science Foundation in Antarctica under this segment, typically in the first and fourth quarters each year.

Operating revenues from the Technical Services segment accounted for 11%, 1%, and 2% of consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Seasonal Aspects

Seasonality affects our operations in three principal ways: weather conditions are generally poorer in December, January, and February; tropical storms and hurricanes are prevalent in the Gulf of Mexico in late summer and early fall; and reduced daylight hours restrict our operations in winter, all of which may result in reduced flight hours. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may temporarily increase because of evacuations of offshore workers, but during the storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft, personnel and support equipment to safer locations. For a more detailed discussion of these events, see Item 1A – Risk Factors – Risks Inherent in our Business – “Our operations are affected by adverse weather conditions and seasonal factors.” Our operating results vary from quarter to quarter, depending on seasonal factors and other factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Inventories

We carry a significant inventory of aircraft parts to support the maintenance and repair of our helicopters and other aircraft. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers and Federal Aviation Administration (“FAA”) specifications, and returned to inventory. The cost to refurbish these parts is expensed as incurred. The carrying values of inventory reported in our consolidated financial statements are affected by these various estimates and may change from time to time if our estimated values change. See Note 1, Summary of Significant Accounting Policies—Inventories of Spare Parts, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Customers

Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our five largest customers paid us 53% of our consolidated operating revenues for the year ended December 31, 2013. Our largest customer is in our Oil and Gas segment and accounted for 15%, 15%, and 14% of our consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Also, another customer in our Oil and Gas segment accounted for 12%, 13%, and 15% of our consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Our largest customer in our Air Medical and Technical Services segments accounted for 17% of our consolidated operating revenues for the year ended December 31, 2013. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.

Competition

Our business is highly competitive in each of our markets, and many of our contracts are awarded after competitive bidding. Factors that impact competition include safety, reliability, price, availability of appropriate aircraft, experience, and quality of service.

We believe we are a leading operator of helicopters in the Gulf of Mexico. There are two major and several smaller competitors operating in the Gulf of Mexico market. Although most oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services, certain of our customers and potential customers in the oil industry operate their own helicopter fleets, or have the capability to do so if they so elect.

In the air medical market, we compete against national and regional firms, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters and, in some cases, against ground ambulances as well.

For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Business – The helicopter services business is competitive.”

Employees

As of December 31, 2013, we employed approximately 2,746 full-time employees and 45 part-time employees, including approximately 888 pilots, 890 aircraft maintenance personnel, and 397 medical support staff.

Our domestic pilot workforce is represented by the Office and Professional Employees International Union (“OPEIU”), although we and the union do not have a current agreed upon collective bargaining agreement. For additional information, see Item 3 – Legal Proceedings.

Governmental Regulation

We are subject to government regulation by a number of different federal and state agencies in the U.S. Our flight operations are regulated by the FAA. Foreign operations are governed by the local aviation authority. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board (“NTSB”). Standards relating to the workplace health and safety of our employees are created and monitored through the Occupational Safety and Health Administration (“OSHA”).

There are a number of statutes and regulations that govern the offshore operations of us and the customers we serve. Our air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended. We and our customers are also subject to various federal and state environmental laws and regulations. Government moratoriums, restrictions or regulatory changes that adversely impact the operations of our oil and gas or medical customers could materially reduce the demand for our services. For additional information regarding several regulations applicable to our operations, see Item 1A – “Risk Factors – Risks Inherent in our Business.”

Environmental Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at our facilities, and determine whether there is a need for environmental remediation based on these surveys. For additional information, see Item 1A – Risk Factors – Risks Inherent in Our Business – “Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities,” and see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Corporate Information

The trading symbol for our voting common stock is “PHII,” and the symbol for our non-voting common stock is “PHIIK.”

In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2013, Mr. Gonsoulin owned 69.2% of our outstanding voting common stock and 6.3% of our outstanding non-voting common stock, representing 18.1% of our total outstanding equity. Mr. Gonsoulin has over 35 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc. (“Sea Mar”), a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico, and sold it to Pool Energy Services Co. (“Pool”) in 1998. Pool was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.

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

Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the oil and gas or healthcare industries are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the specific markets in which we operate and these industries generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

ITEM 1A.	Risk Factors

The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial or that are not specific to us, such as general economic conditions.

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

The operation of helicopters inherently involves a high degree of risk. Aircraft accidents, collisions, fire, adverse weather and other hazards may result in loss of life, serious injury to employees and third parties, and losses of equipment and revenues. Accidents involving other helicopter companies could adversely impact us if they (i) cause governmental agencies to impose flight moratoriums or (ii) reduce demand for the specific model of helicopter involved in the accidents or for helicopter services generally.

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

While we believe that our insurance and indemnification arrangements provide reasonable protection for most foreseeable losses, they do not cover all potential losses and are subject to deductibles, retentions, coverage limits and coverage exceptions. Accordingly, if we suffer severe casualty losses, the expropriation or confiscation of significant assets, or other events that are not fully covered by insurance, we could incur a material adverse impact on our financial condition, results of operations, and cash flows.

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

Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, approximately 53% of the helicopters used in our oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by non-IFR aircraft.

Our helicopters may not always be profitably deployed.

We are exposed to the risk that our helicopters may not always be profitably deployed. Customers often require a specific type of helicopter, which may be different from those in our fleet. The duration of our typical customer contract is generally too short to recover our cost of purchasing a helicopter, subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Helicopters we acquire may not be covered by customer contracts when they are added to our fleet. Once a new helicopter is delivered to us, we generally spend between two and three months installing mission-specific or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us.

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

Most of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on the existence or current terms of our customer contracts.

The helicopter services business is competitive.

All segments of our business are highly competitive. Many of our contracts are awarded after competitive bidding, and the competition for those contracts generally is intense. We generally compete on the basis of safety, price, reliability, availability, experience, fleet configuration and service.

We have two major competitors and several small competitors operating in the Gulf of Mexico, and most of our customers and potential customers could operate their own helicopter fleets if they chose to do so.

Our Air Medical segment competes for business primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream, but must compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Under both models, we compete against national and regional companies, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters and, in some cases, against ground ambulances as well. Demand for our air medical flight services would decrease if more hospitals in our operating areas develop their own aviation capability.

The offshore helicopter services industry is cyclical.

The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our services, followed by periods of low demand for our offshore services. Changes in commodity prices can have a significant effect on demand for our offshore services, and periods of low activity intensify price competition in the industry and could result in our aircraft being idle for prolonged periods.

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

Our ability to maintain and repair our aircraft depends on our ability to obtain a sufficient supply of aircraft components and parts, many of which are available from a limited number of vendors. If we are unable to perform timely maintenance and repairs, our aircraft may be unable to meet contract demands or may be underutilized, which would have an adverse impact on our financial performance. In addition, obtaining supplies of aircraft components and parts can be more challenging in our foreign operations. Supply constraints or supplier cost increases for important aircraft components and parts could have a material adverse effect on our results of operations.

Our Air Medical operations expose us to numerous special risks, including collection risks and potential medical malpractice claims.

Our Air Medical operations are highly competitive and expose us to a number of risks that we do not encounter in our oil and gas operations. For instance, the fees for our air medical services generally are paid by, insurance companies, government agencies under federal programs such as Medicare and Medicaid, or individual patients. Reimbursement rates vary among payor types, with commercial insurers typically reimbursing us at a higher rate than Medicare, Medicaid and self-pay reimbursement rates. We respond to calls for air medical transport without reviewing the creditworthiness or insurance coverage of the patient, and are not permitted to refuse service to patients based on their inability to pay. As a result, our profitability in this business depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees. Because our mix of customers is subject to change and their payment rates vary, the collection rates of our Air Medical invoices are more volatile than the collection rates of our oil and gas invoices.

We employ paramedics, nurses, and other medical professionals for these operations, which can give rise to medical malpractice claims against us, which, if not fully covered by our medical malpractice insurance, could materially adversely affect our financial condition and results of operations.

Our aircraft are subject to mechanical or safety risks.

Our Oil and Gas operations are significantly dependent upon the availability of our heavy aircraft. If the FAA, PHI, or PHI’s customers were to deem our aircraft unsafe and suspend or curtail the use of any aircraft that we use to conduct our operations, our operating activities, financial position, cash flow and prospects could be materially adversely effected.

Increased governmental regulations could increase our costs or reduce our ability to operate successfully.

Our operations are regulated by a number of federal and state agencies. All of our U.S. flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to workplace health and safety are monitored by OSHA. We are also subject to various federal and state healthcare, communications and other laws and regulations.

The FAA has jurisdiction over many aspects of our business, including personnel, aircraft and ground facilities, and has the power to suspend or curtail the use of aircraft deemed unsafe. We are required to have an Air Taxi Certificate, granted by the FAA, to transport personnel and property in our helicopters. This certificate contains operating specifications that allow us to conduct our present operations, but it is potentially subject to amendment, suspension or revocation in accordance with procedures set forth in the Federal Aviation Act. The FAA conducts regular inspections regarding the safety, training and general regulatory compliance of our U.S. aviation operations. Additionally, the FAA requires us to file reports confirming our continued compliance.

FAA regulations require that at least 75% of our voting securities be owned or controlled by citizens of the U.S. or one of its possessions, and that our president and at least two-thirds of our directors be U.S. citizens. Our president and five of our six directors are U.S. citizens, and our organizational documents provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-U.S. citizen if necessary to comply with these regulations. We are subject to significant regulatory oversight by OSHA and similar state agencies. We are also subject to the Communications Act of 1934 because of our ownership and operation of a radio communications flight-following network throughout the Gulf of Mexico.

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

Our air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended. These operations further require us to obtain various state ambulance licenses. If we cannot timely obtain and thereafter maintain these licenses in our operating markets, our ability to conduct or expand our air medical operations could be adversely affected.

These detailed regulations increase our operating and compliance costs, limit our operational flexibility and subject us to the risk of fines, penalties or loss of operating authority in the event we fail to comply therewith.

Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to stringent laws and regulations relating to environmental protection. Inherent in our business is the risk of incurring significant environmental costs and liabilities due to our handling of petroleum products and generated wastes, because of air emissions and wastewater discharges related to our operations, and as a result of historical operations and waste disposal practices. Environmental laws and regulations generally require us to obtain permits such as air emissions and wastewater permits before regulated activities commence, require us to remain in compliance with the permits, restrict the types, quantities and concentration of materials that can be released into the environment in connection with regulated activities, and impose substantial liabilities for pollution resulting from operations. Failure to comply with these laws and regulations or the terms or conditions of required environmental permits may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some or all of our operations.

We currently own or lease, and have in the past owned or leased, properties that have been used for many years by us or others for various aviation operational support and maintenance activities. Petroleum products and wastes may have been disposed or released on or under properties owned or leased by us or on or under other locations where we have arranged for such petroleum products or wastes to be taken for disposal or recycling. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of petroleum products or wastes was not under our control. Because operating and maintaining helicopters causes us to generate, handle and dispose of materials that may be classified as “hazardous substances,” “hazardous wastes,” or other types of regulated materials, we may incur joint and several, strict liability under applicable federal laws, including the federal Comprehensive Environmental Response, Compensation, and Liability Act, also referred to as the Superfund law, and the federal Resource Conservation and Recovery Act, as well as analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, restore affected properties, or undertake measures to prevent future contamination. In addition, future spills or releases of regulated substances or the discovery of currently unknown contamination could expose us to material losses, expenditures and environmental liabilities, including liabilities resulting from lawsuits brought by private litigants or neighboring property owners or operators for personal injury or property damage related to our operations or the land on which our operations are conducted. We generally cannot recover these costs from insurance.

Changes in environmental laws, regulations or enforcement policies could require us to obtain more costly pollution control equipment, or subject us to more stringent waste handling, storage, transport, disposal or cleanup requirements or other unforeseen liabilities, any of which could require us to make significant expenditures. For example, the U.S. Congress has considered, and almost one-half of the states have pursued regulatory initiatives designed to restrict the emission of carbon dioxide, methane and other greenhouse gases. Any adoption of laws or regulations that limits emissions of greenhouse gases from equipment or operations could result in increased costs to reduce such emissions from our operations as well as those of our customers, and could adversely affect demand for our services.

New and proposed health care legislation and regulation could have a material impact on our business.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) became law, enacting comprehensive health care reform in the United States. The legislation aims to expand health insurance coverage to uninsured Americans, and, among several other things, expands the number of Medicaid recipients, and assesses fees on employers who do not offer qualifying coverage to employees. The legislation also has provisions aimed at controlling health care costs. With respect to our Air Medical operations, we may be adversely affected by any decrease in reimbursement rates per flight from Medicaid, Medicare and commercial insurance payors and by any increase in the number of Medicaid payors, but we may also benefit from any increase in payments from individuals who were previously uninsured. As such, the impact of the PPACA on our Air Medical operations is currently highly uncertain. The PPACA also regulates the terms and conditions of healthcare insurance coverage that we can offer to our employees. Although we believe we will be able to continue to maintain in the near term our current healthcare benefits as a “grandfathered plan” under the PPACA, we cannot assure you of this. Our failure to maintain our grandfathered plan could result in reduced flexibility and increased healthcare costs. Federal and state governments may propose and adopt other health care initiatives or changes to current laws and regulations, the impact of which cannot be predicted.

The healthcare industry is heavily regulated and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by various federal, state and local governmental agencies. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our vendors and customers, our marketing activities and other aspects of our operations. Some of these laws are further described below. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future, which could materially adversely affect our business.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct codes and properly documenting the services, including the level of service provided, the medical necessity for the services and the site of service.

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim; (3) requirements that we repay any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (6) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. From time to time, the failure of the federal government to timely issue Medicare or Medicaid billing numbers has impeded our potential to expand operations.

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

Over the past several years, Congress has taken steps to reduce Medicare and Medicaid spending levels, which has resulted in lower reimbursement rates for our services and constrained our ability to charge higher amounts to cover cost increases. We expect these trends will continue.

Under federal privacy law, as recently amended, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients.

Certain privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain detailed requirements concerning the use and disclosure of individually identifiable health information by “covered entities,” which includes our Air Medical operations. In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted by covered entities or their business associates.

The enactment in 2009 of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act modified HIPAA in a manner that increases both the risk and consequences of enforcement. Violations of the HIPAA privacy and security standards, as amended by the HITECH Act, may result in civil and criminal penalties. The civil penalties range up to $50,000 per violation, subject to certain limitations, although a single breach incident can result in violations of multiple standards. We must also comply with certain “breach notification” regulations, which implement certain provisions of the HITECH Act. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of “unsecured protected health information” as defined by HHS guidance. In addition, notification must be provided to the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis.

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

Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs. Exclusions from liability differ from state to state, rendering compliance more difficult and uncertain.

The federal False Claims Act is used frequently by the government and private parties against healthcare providers in challenging the accuracy of their claims for reimbursement and other conduct related to such claims.

The federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The False Claims Act allows a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. Pursuant to changes made by PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act.

In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program.

Changes in any of the above-described laws or regulations may limit our ability to plan, and could subject us to further costs or constraints.

From time to time, the laws or regulations governing us or our customers, or the government’s policy of enforcing those laws or regulations, have changed frequently and materially, particularly in the recent past with respect to laws applicable to medical operations and environmental protection. The variability of these laws could hamper the ability of us and our customers to plan for the future or establish long-term strategies. Moreover, future changes in these laws or regulations could further increase our operating or compliance costs, or further restrict our operational flexibility, any of which could have a material adverse effect on our results of operations, competitive position, financial condition or prospects.

Our international operations are subject to political, economic and regulatory uncertainty.

Our international operations represented approximately 9% of our total operating revenues for the year ended December 31, 2013, and we expect that percentage will grow during 2014. As of December 31, 2013, we operated four aircraft in West Africa and 13 aircraft in the Middle East.

Our foreign operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Regulations that require the awarding of contracts to local contractors or the employment of local citizens may adversely affect our competitiveness in these jurisdictions. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, currency, political or other business restrictions or requirements;

•	longer payment cycles and problems collecting accounts receivable;

•	import and export restrictions, including the risk of fines or penalties assessed for violating export restrictions by the Office of Foreign Assets Controls of the U.S. Department of Treasury;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	fluctuations in currency exchange rates;

•	the ability to secure and maintain the necessary physical infrastructure supporting operations;

•	the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights;

•	laws, policies or practices that limit the scope of operations that can legally or practicably be conducted within any particular country; and

•	challenges in staffing and managing foreign operations.

Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws. Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.

Our failure to attract and retain qualified personnel could adversely affect us.

Our ability to attract and retain qualified pilots, mechanics, nurses, paramedics and other highly trained personnel will be an important factor in determining our future success. Many of our customers require pilots of aircraft that service them to have extremely high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. Accordingly, we cannot assure that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics, and those of our competitors, are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons are called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs.

RISKS SPECIFIC TO OUR COMPANY

The Macondo incident had a substantial adverse effect on our business and any significant development adversely impacting deepwater drilling in the Gulf of Mexico would adversely affect us.

Our business is highly dependent on the offshore oil and gas industry, with approximately 57% of our total 2013 operating revenue attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Of this revenue, approximately 72% was attributable to deepwater operations. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities, and the margins we earn on these aircraft are generally higher than on smaller aircraft. In addition, we derive a significant amount of our revenue from a small number of major and independent oil and gas companies.

As a result of the well-publicized sinking of the Deepwater Horizon rig in the Gulf of Mexico in April 2010, the U.S. Department of the Interior imposed a moratorium on deepwater drilling in the Gulf of Mexico from May through October 2010. According to public data, deepwater drilling did not reach pre-accident levels until approximately September 2011. The moratorium had a significant adverse impact on our business, particularly in the fourth quarter of 2010 and the first half of 2011. Any future accident or development that has a similar adverse impact on deepwater drilling in the Gulf of Mexico could have a material adverse effect on our business.

We are highly dependent on the offshore oil and gas industry, particularly in the Gulf of Mexico.

Approximately 57% of our 2013 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Our business is highly dependent on the level of activity by oil and gas companies, particularly in the Gulf of Mexico. The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:

•	the supply of, and demand for, oil and natural gas and market expectations regarding supply and demand;

•	weather-related or other natural causes;

•	actions of the Organization of the Petroleum Exporting Countries, and Middle Eastern and other oil producing countries, to control prices or change production levels;

•	the price and availability of alternative fuels or energy sources;

•	the extent to which increased government regulation or other factors may impose increased costs, including as a result of the Deepwater Horizon accident discussed above;

•	the extent to which taxes, tax credits or other governmental regulations or policies affect the production, price or availability of petroleum products and alternative energy sources;

•	general economic conditions in the United States and worldwide; and

•	war, civil unrest or terrorist activities.

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

Moreover, companies in the oil and gas exploration and production industry continually seek to implement cost-savings measures. As part of these measures, oil and gas companies have attempted to improve operating efficiencies with respect to helicopter support services. For example, certain oil and gas companies have pooled helicopter services among operators, reduced staffing levels by using technology to permit unmanned production installations and decreased the frequency of transportation of employees offshore by increasing the lengths of shifts offshore. The continued implementation of such measures, or any decision of these companies to initiate their own helicopter support services, could reduce demand for our helicopter services and have a material adverse effect on our business, results of operations and our financial condition.

We depend on a small number of large customers for a significant portion of our revenues, and our credit exposure within the oil and gas industry is significant.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, mostly in the oil and gas industry. For the year ended December 31, 2013, approximately 28% of our operating revenues were attributable to our two largest customers, accounting for 15% and 13%, respectively, and approximately 53% of our operating revenues were attributable to our five largest customers. The loss of one of our significant customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, our concentration of customers within the oil and gas industry may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

Our domestic pilot workforce is represented by a union, although we and the union do not have a current agreed upon collective bargaining agreement.

Our domestic pilots are represented by the Office and Professional Employees International Union (the “OPEIU”). We have not had a collective bargaining agreement with the OPEIU in several years, and bargaining was deferred during the pendency of a suit against us by the OPEIU, which was terminated in late 2013. At this time, we cannot predict the impact of future negotiations with the OPEIU, or when or whether a new agreement might be reached. If an agreement is reached, such agreement may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if an agreement is not reached and there are labor disputes, including strikes, our operations and flight services could suffer, thereby negatively impacting our financial results.

We must obtain additional financing in order to fund our aircraft purchase and other obligations.

As of December 31, 2013, we had obligations related to aircraft purchase commitments totaling approximately $132.5 million due in 2014, along with other significant contractual obligations described in this report. As of December 31, 2013, we had approximately $86.9 million in cash and short-term investments and $71.0 million available under our $150 million revolving credit facility. We intend to seek to obtain operating leases, additional debt financing or both to fund these obligations. Our inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness and operating lease commitments could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. We also have significant operating lease commitments and, as a result, have significant rent expense. As of December 31, 2013, our total indebtedness was $379.0 million, consisting of $300 million of our 8.625% Senior Notes due 2018 and $79.0 million borrowed under our $150 million revolving credit facility, which matures in 2015. We have a separate letter of credit facility that had $14.7 million outstanding at December 31, 2013.

As of December 31, 2013, we had approximately $274.8 million in aggregate commitments under aircraft and other operating leases, of which approximately $51.6 million is payable through December 31, 2014. The total lease commitments include $256.3 million for aircraft and $18.5 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.

The degree to which we are leveraged or may become leveraged in the future could have important consequences to our equity and debt holders, including:

•	limiting our ability to access the capital markets;

•	hindering our flexibility to plan for or react to changing market, industry or economic conditions;

•	limiting the amount of cash flow available for future operations, acquisitions, expansion or other uses, or to carry out other aspects of our business plan;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.

Subject to the limits contained in our existing debt instruments, we may be able to incur substantial additional debt from time to time. If we chose to do so, the effects of each of these factors could be intensified.

Our ability to meet our debt obligations, lease commitments and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control.

Our revolving credit facility and the indenture governing our 8.625% Senior Notes due 2018 limit, among other things, our ability to:

•	pay cash dividends or distributions on our capital stock or redeem or repurchase our capital stock;

•	make certain investments;

•	create certain liens on our assets to secure debt;

•	consolidate, merge or enter into other business combination transactions;

•	issue and sell capital stock of our subsidiaries;

•	incur additional indebtedness or issue certain capital stock;

•	enter into different lines of business;

•	enter into agreements that restrict dividends or other payments from our subsidiaries to us;

•	participate in activities through business entities that are not subsidiaries;

•	enter into sale and leaseback transactions;

•	enter into certain transactions with affiliates; and

•	transfer or sell assets.

Our revolving credit facility also requires, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests in the future.

If we fail to comply with any of the above-described covenants, we could be in default under our revolving credit facility and the indenture governing our 8.625% Senior Notes due 2018, and the principal and accrued interest on our outstanding indebtedness may become due and payable.

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

Upon a change of control, holders of our public debt securities will have the right to require us to purchase their notes, which could have certain adverse ramifications.

Upon a “change of control,” each holder of our 8.625% Senior Notes due 2018 will have the right to require us to purchase any or all of that holder’s notes. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to discharge these obligations, such failure could constitute an event of default under such notes, which could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. In addition, actions taken by us to comply with these purchase obligations could constitute a default under our revolving credit facility, unless waived by the lender. Moreover, the existence of these purchase obligations may in certain circumstances make more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.

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

We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise. The frequency, scope and sophistication of cyber-attacks continues to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of personally identifiable information (including medical information). Any failure to maintain the proper functioning, security and availability of our information systems could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.

Our Chairman of the Board and Chief Executive Officer is also one of our principal stockholders and has voting control of the Company.

Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 69.2% of our total voting power and 18.1% of our total outstanding shares of voting and non-voting common stock as of December 31, 2013. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a stockholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other stockholders and were supported by a majority of our stockholders.

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

In addition, provisions of our by-laws, such as giving the board the exclusive right to fill all board vacancies, could make it more difficult for a third party to acquire control of us. In addition to the provisions contained in our articles of incorporation and by-laws, the Louisiana Business Corporation Law (“LBCL”) includes certain provisions applicable to Louisiana corporations, such as us, which may be deemed to have an anti-takeover effect. Such provisions give stockholders the right to receive the fair value of their shares of stock following a control transaction from a controlling person or group and set forth requirements relating to certain business combinations. Our descriptions of these provisions are only abbreviated summaries of detailed and complex statutes. For a complete understanding of the statutes, you should read them in their entirety.

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

Tax audits or changes in tax laws could adversely affect us.

Like all large businesses, we are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities. We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recognized in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders and others.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Aircraft

Information regarding our owned and leased aircraft fleet and 21 customer-owned aircraft that we operated as of December 31, 2013 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Maximum Passenger Capacity	Cruise Speed (mph)	Appr. Range (miles)(2)
Light Aircraft
Bell	206 / 407	101	Turbine	4 –6	130 –150	300 – 420
Eurocopter	BK-117	5	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1) / EC-145	37	Twin Turbine	7	143	382
Eurocopter	AS350 B2 / B3	23	Turbine	5	140	337 – 385
Medium Aircraft
Bell	212 (1) / 222 (1)
	430 / 412 (1)	18	Twin Turbine	8 –13	115 –160	300 – 370
Sikorsky	S-76 (1) A++, C+, C++	45	Twin Turbine	12	150	400
Agusta Westland	AW-139 (1)	10	Twin Turbine	15	160	573
Heavy Aircraft
Sikorsky	S-92A(1)	28	Twin Turbine	19	160	495

	Total Helicopters	267

Fixed Wing
Rockwell(3)	Aero Commander	2	Turboprop	6	300-340	1,200-1,600
Lear Jet(	31A(1)	3	Turbojet	8	527	1,437
Cessna	U206(1)	1	Single/Piston	6	174	900
Beech	King Air(1)	5	Turboprop	8	300	1,380

	Total Fixed Wing	11

	Total Aircraft	278

(1)	Equipped to fly under instrument flight rules (“IFR”). All other types listed can only fly under visual flight rules (“VFR”). See Item 1A. “Business – Risk Factors, Risks Inherent In Our Business – Our operations are affected by adverse weather conditions and seasonal factors.”
(2)	Based on maintaining a 30-minute fuel reserve.
(3)	Aircraft used for corporate purposes.

Of the 278 aircraft listed, we own 230 and lease 27. The leased aircraft consist of one medium and 20 heavy aircraft currently used in the Oil and Gas segment, five medium aircraft currently used in the Air Medical segment, and one fixed wing used as a corporate aircraft. Additionally, we operate 21 aircraft owned by customers also included in the table above (eight light aircraft and 13 medium aircraft).

From time to time, we may sell aircraft when they become obsolete or do not fit into our future fleet plans.

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

We also lease property for an executive and marketing office in Houston, Texas and 11 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments

Morgan City (Louisiana)	June 30, 2018	53 acres	Operational and maintenance facilities, landing pads for 46 helicopters	None

Intracoastal City (Louisiana)	December 31, 2014	18 acres	Operational and maintenance facilities, landing pads for 45 helicopters	Options to extend to December 31, 2016

Houma-Terrebonne Airport (Louisiana)	July 31, 2017	95 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Facility under seven separate leases, of which one contain options to extend through 2027

Galveston (Texas)	May 31, 2021	14 acres	Operational and maintenance facilities, landing pads for 30 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	February 28, 2018	8 acres	Operational and maintenance facilities, landing pads for ten helicopters	Facility under three separate leases, of which two contain options to extend through 2026 and 2028.

Our other operations-related facilities in the United States are located at Cameron, Grand Isle, and Lake Charles, Louisiana; at Rockport Texas; and at Theodore, Alabama.

We also operate from offshore platforms, use of which are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.

We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 7,000 square feet of hangar space and 34,000 square feet of office space. During 2012, the office space lease was renewed for a seven year term expiring April 1, 2019, with a cancellation clause after five years, exercisable by PHI. As of December 31, 2013, we had 47 Air Medical bases located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Tennessee, Texas and Virginia, all of which are leased. Other bases for our international Air Medical operations and our approximately 25 other Air Medical sites are generally furnished by customers.

ITEM 3.	LEGAL PROCEEDINGS

The Company is named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

On December 31, 2009, the OPEIU, the union representing the Company’s domestic pilots, sued the Company in federal court asserting that its acceptance in 2009 of the terms and conditions of employment for the Company’s pilots initially implemented by the Company prior to a 2006 strike has created a binding collective bargaining agreement and that the Company inappropriately made unilateral revisions to those terms. The federal district court and appellate court each ruled in our favor, and the last of the union’s appeal rights lapsed in late 2013.

For information on our obligations to remediate two of our former plant sites, see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information; Holders; Dividends

Our voting and non-voting common stock trades on The NASDAQ Global Market, under the symbols PHII and PHIIK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by NASDAQ, for our voting and non-voting common stock for the fiscal quarters indicated.

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2013 to March 31, 2013	$33.75	$30.53	$34.50	$29.85
April 1, 2013 to June 30, 2013	35.77	23.43	37.98	25.08
July 1, 2013 to September 30, 2013	37.00	33.74	38.75	34.20
October 1, 2013 to December 31, 2013	40.57	35.87	43.80	36.90
January 1, 2012 to March 31, 2012	$24.91	$20.85	$26.78	$22.10
April 1, 2012 to June 30, 2012	26.60	21.51	27.89	21.73
July 1, 2012 to September 30, 2012	33.14	23.46	32.42	24.79
October 1, 2012 to December 31, 2012	32.75	27.25	33.64	25.75

Each share of voting common stock entitles the holder to one vote with respect to such share on each matter properly submitted to the Company’s shareholders. Unless otherwise required by law, holders of the nonvoting common stock are not entitled to any voting rights. Except with respect to voting rights, each share of voting common stock and nonvoting common stock are identical. As of December 31, 2013, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned voting common stock representing approximately 69.2% of our total voting power.

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

In addition, the indenture governing our 8.625% Senior Notes due 2018 restricts the payment of dividends. See Note 7, Long-Term Debt, of the Notes to Consolidated Financial Statements included in this Form 10-K.

As of February 21, 2014, there were approximately 805 holders of record of our voting common stock and 55 holders of record of our non-voting common stock.

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this Annual Report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specially incorporate it by reference into such a filing.

The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Sector Index (“OSX”), and a peer group, assuming the investment of $100 on January 1, 2008, at closing prices on December 31, 2007, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion, and is published daily in the Wall Street Journal. The OSX is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; Seacor Holdings, Inc.; and Air Methods Corp.

Cumulative Total Returns as of December 31,

Index	2008	2009	2010	2011	2012	2013
PHI	100.00	147.75	134.48	175.46	239.04	309.78
Peer Group	100.00	107.48	144.25	146.43	146.12	190.74
OSX	100.00	160.57	201.93	178.15	181.37	231.50
Russell 2000	100.00	125.22	156.90	148.35	170.06	232.98

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended
	December 31,
	2013	2012	2011	2010	2009
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$856,500	$646,686	$539,626	$516,934	$487,175
Gain (loss) on disposition of assets, net	16,604	(317)	(302)	239	111
Net earnings (1)	58,956	18,057	4,852	7,117	12,968
Net earnings per share
Basic	3.81	1.17	0.32	0.46	0.85
Diluted	3.77	1.17	0.31	0.46	0.85
Weighted average shares outstanding
Basic	15,474	15,418	15,312	15,312	15,307
Diluted	15,639	15,488	15,497	15,337	15,307
Cash Flow Data
Net cash provided by operating activities	$105,096	$50,550	$30,352	$76,857	$55,272
Net cash used in investing activities	(98,219)	(91,639)	(43,862)	(175,510)	(69,235)
Net cash provided by (used in) financing activities	(8,792)	38,847	14,973	99,780	15,305
Balance Sheet Data (2)
Current assets	$354,658	$363,146	$277,305	$319,486	$245,301
Working capital	263,253	219,676	230,557	268,763	207,024
Property and equipment, net	785,472	749,501	659,756	596,533	548,536
Total assets	1,173,323	1,147,894	964,132	945,139	805,506
Total debt	379,000	386,755	346,047	331,074	218,305
Shareholders’ equity	559,965	499,615	477,337	472,416	465,448

(1)	Net earnings in 2010 includes an after tax charge of $5.7 million related to the refinancing of our 7.125% Senior Notes.
(2)	As of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report (which are hereinafter referred to as “Notes”).

As explained further in Item 1 of this report, we are primarily a provider of helicopter services, and derive most of our revenue from helicopter transport services provided to the oil and gas industry and medical industry. Our results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. As the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, as deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. Our traditional provider programs are typically billed at a fixed monthly contractual rate plus a variable rate for the flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 39%, 22%, 20% and 16% of our Air Medical segment revenues for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, and we anticipate that this percentage will continue to increase during 2014 as a result of our implementation of new projects. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages and we may not be able to recover all of these costs increases through rate increases.

Overview

Outlook – Over the past two years, the results of our Oil and Gas segment strengthened significantly with additional deepwater drilling activity by our customers, which increased the demand for our higher-margin medium and heavy aircraft services. We expect these deepwater growth trends will continue in 2014, but at much lower growth rates than experienced in 2012 and 2013.

In our Air Medical segment, we have recently commenced the startup of several projects, which collectively led to an acceleration of segment revenues and profits in 2012 and 2013. We expect segment revenues and profits will continue to increase in 2014 as a result of these programs, but at lower growth rates than in 2013.

In our Technical Services segment, we completed and delivered seven aircraft to one customer served under a traditional program of our Air Medical segment. We do not expect these revenues to recur unless that contract is amended to add additional aircraft.

Results of Operations

The following tables present segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2013, 2012, and 2011.

	Year Ended		Favorable
	December 31,		(Unfavorable)
	2013	2012
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$489,055	$424,514	$64,541
Air Medical	277,884	211,148	66,736
Technical Services	89,561	11,024	78,537

Total operating revenues	856,500	646,686	209,814

Segment direct expenses (1)
Oil and Gas	393,251	360,400	(32,851)
Air Medical	231,880	175,944	(55,936)
Technical Services	88,221	8,043	(80,178)

Total direct expenses	713,352	544,387	(168,965)
Segment selling, general and administrative expenses
Oil and Gas	4,059	3,736	(323)
Air Medical (2)	8,875	7,300	(1,575)
Technical Services	1	—	(1)

Total selling, general and administrative expenses	12,935	11,036	(1,899)

Total segment direct and selling, general and administrative expenses	726,287	555,423	(170,864)

Net segment profit
Oil and Gas	91,745	60,378	31,367
Air Medical	37,129	27,904	9,225
Technical Services	1,339	2,981	(1,642)

Total	130,213	91,263	38,950
Other, net (3)	15,569	334	15,235
Unallocated selling, general and administrative expenses (1)	(26,207)	(28,015)	1,808
Interest expense	(29,434)	(29,533)	99

Earnings before income taxes	$90,141	$34,049	$56,092

Flight hours
Oil and Gas	114,180	116,840	(2,660)
Air Medical	34,386	34,796	(410)
Technical Services	1,356	1,408	(52)

Total	149,922	153,044	(3,122)

Air Medical Transports	17,980	18,490	(510)

Aircraft operated at period end
Oil and Gas	168	165
Air Medical	104	97
Technical Services	6	6

Total (4)	278	268

	Year Ended		Favorable
	December 31,		(Unfavorable)
	2012	2011
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$424,514	$355,406	$69,108
Air Medical	211,148	171,669	39,479
Technical Services	11,024	12,551	(1,527)

Total operating revenues	646,686	539,626	107,060

Segment direct expenses (1)
Oil and Gas	360,400	310,281	(50,120)
Air Medical	175,944	151,503	(24,441)
Technical Services	8,043	7,956	(87)

Total direct expenses	544,387	469,740	(74,647)
Segment selling, general and administrative expenses
Oil and Gas	3,736	3,506	(230)
Air Medical	7,300	5,198	(2,102)
Technical Services	—	53	53

Total selling, general and administrative expenses	11,036	8,757	(2,279)

Total segment direct and selling, general and administrative expenses	555,423	478,497	(76,926)

Net segment profit
Oil and Gas	60,378	41,619	18,759
Air Medical	27,904	14,968	12,936
Technical Services	2,981	4,542	(1,561)

Total	91,263	61,129	30,134
Other, net (3)	334	543	(209)
Unallocated selling, general and administrative expenses (1)	(28,015)	(25,612)	(2,403)
Interest expense	(29,533)	(27,974)	(1,559)

Earnings before income taxes	$34,049	$8,086	$25,963

Flight hours
Oil and Gas	116,840	111,546	5,294
Air Medical	34,796	33,650	1,146
Technical Services	1,408	1,510	(102)

Total	153,044	146,706	6,338

Air Medical Transports	18,490	17,638	852

Aircraft operated at period end
Oil and Gas	165	167
Air Medical	97	86
Technical Services	6	6

Total (4)	268	259

(1)	Included in segment direct expense and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Year Ended December 31,
	2013	2012	2011
Oil & Gas	$26,653	$24,048	$21,422
Air Medical	11,395	10,208	8,466
Technical Services	172	83	167

Total	38,220	34,339	30,055

Unallocated SG&A	$4,628	$1,110	$1,243

(2)	Includes interest expense of $0.3 million for the year ended December 31, 2013.
(3)	Includes gains on disposition of property and equipment, and other income.
(4)	Includes 21 aircraft as of December 31, 2013 and 2012, and 16 aircraft as of December 31, 2011 that were owned or leased by customers but operated by us.

Year Ended December 31, 2013 compared with Year Ended December 31, 2012

Combined Operations

Operating Revenues – Operating revenues for the year ended December 31, 2013 increased $209.8 million over the year ended December 31, 2012. Oil and Gas segment revenues increased $64.5 million primarily as a result of the continuing improvement in the Gulf of Mexico deepwater drilling activity, which drove higher utilization of our heavy aircraft. Operating revenues in the Air Medical segment increased $66.7 million, primarily due to an expansion of our traditional provider programs, as well as increased revenues from our independent provider programs, driven by an improvement in our payor mix and rate increases over the prior year. Technical Services segment revenues increased $78.5 million primarily due to the sale of seven aircraft for use by a customer in one of Air Medical’s traditional provider programs.

Flight hours for the year ended December 31, 2013 were 149,922 compared to 153,044 for the year ended December 31, 2012. Oil and Gas segment’s flight hours decreased 2,660 hours due to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 410 hours due to decreased activity in the independent provider programs. Individual patient transports in the Air Medical segment were 17,980 for the year ended December 31, 2013, compared to transports of 18,490 for the year ended December 31, 2012, a decrease of 510 transports.

Direct Expenses – Direct operating expense was $713.1 million for 2013, compared to $543.5 million for 2012, an increase of $169.6 million, or 31%. Cost of goods sold increased $98.3 million with approximately $77.9 million of this increase is attributable to costs incurred to outfit aircraft that we purchased and resold to a customer in one of Air Medical’s traditional provider programs. Employee compensation expense increased $40.8 million due to and an increase of approximately 158 employees compared to the prior year and compensation increases. Employee compensation expense represented approximately 46% of total direct expense in 2013 and 2012, respectively. In addition, we experienced increases of $5.6 million in aircraft rent expense, increases of $3.3 million in aircraft depreciation, and increases of $1.5 million in property taxes due to additional aircraft added to the fleet, representing 6%, 4%, and 1% of total direct expense, respectively. We also experienced increases in aircraft operating costs including aircraft parts usage of $1.9 million and component repair costs of $1.8 million, each representing 4% of total direct expense, aircraft warranty costs of $6.3 million, representing 6% of total direct expense, and fuel expense of $1.2 million, representing 6% of total direct expense, primarily due to additional aircraft added to the fleet. We also experienced increases in depreciation of other items of $0.4 million and other base costs, such as pilot training, contract services, and travel expenses, net $8.5 million.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $38.8 million for 2013, compared to $39.1 million for 2012. The $0.3 million decrease was primarily due to decreased legal fees of $0.7 million. Other items increased, net $0.4 million.

Gain on disposal of assets, net – Gains on asset dispositions were $16.6 million for the year ended December 31, 2013, compared to a loss $0.3 million for year ended December 31, 2012. This increase was primarily due to our sale in the second quarter of 2013 of two heavy aircraft that no longer met our strategic needs. See Note 1.

Impairment of assets – Impairments of assets were $1.6 million for the year ended December 31, 2013, compared to no impairments for the prior year. See Note 1.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2012 investment in a Ghanaian entity was $0.3 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively. See Note 15.

Interest Expense – Interest expense was $29.8 million for 2013, compared to $29.5 million for 2012 due to the increased borrowings on our revolving credit facility.

Other income, net – Other income was $0.6 million for the years ended December 31, 2013 and 2012, and represents primarily interest income.

Income Taxes – Income tax expense was $31.2 million for 2013, compared to $16.0 million for 2012. The effective tax rate was 35% for 2013, compared to 47% for 2012. Tax expense for 2012 includes a provision of $1.6 million related to a valuation allowance on foreign tax credits.

Net Earnings – Net earnings for 2013 were $59.0 million, compared to net earnings of $18.1 million for 2012. Earnings before tax for 2013 were $90.1 million compared to earnings before tax of $34.0 million in 2012. Earnings per diluted share were $3.77 for 2013 compared to earnings per diluted share of $1.17 for 2012. The increase in earnings is primarily due to the increased Oil and Gas and Air Medical segment profits, which are described further in the next section below.

Segment Discussion

Oil and Gas – Oil and Gas segment operating revenues were $489.0 million for 2013, compared to $424.5 million for 2012, an increase of $64.5 million. Flight hours were 114,180 for the 2013, compared to 116,840 for 2012. The decline in flight hours is attributable to lower demand for our light and medium aircraft, partially offset by an increase in heavy aircraft flight hours. The increase in revenue is primarily due to increased heavy aircraft flight hours, primarily driven by the continuing improvement in the Gulf of Mexico deepwater drilling activity, and to incremental rate increases implemented over the past year.

Direct operating expense in our Oil and Gas segment was $393.3 million for 2013, compared to $360.4 million for 2012, an increase of $32.9 million. Employee compensation expenses increased $7.9 million due to increases in personnel and compensation increases. There were increases in aircraft rent expense of $4.8 million, aircraft depreciation of $2.4 million, and property taxes of $1.8 million due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $2.8 million, aircraft warranty costs of $6.0 million, component repair costs of $1.5 million and fuel expense of $1.4 million primarily due to additional heavy aircraft added to the fleet. Pilot training costs increased $1.4 million compared to the prior year, and other segment depreciation also increased $0.3 million. The loss resulting from our investment in a Ghanaian entity decreased $0.6 million. Other direct expense items increased by a net amount of $3.2 million.

Selling, general and administrative segment expenses were $4.0 million for 2013 and $3.7 million for 2012. The increase was primarily related to increased employee compensation expenses due to compensation increases.

Oil and Gas segment profit was $91.7 million for 2013, compared to segment profit of $60.4 million for 2012. The increase in segment profit was due to increased revenues, which were only partially offset by increased direct expenses. These revenue increases resulted from the above-described increases in heavy aircraft flight hours and incremental rate increases across all aircraft models implemented over the past year. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Air Medical – Air Medical segment operating revenues were $277.9 million for 2013, compared to $211.2 million 2012, an increase of $66.7 million, reflecting an expansion in the number of markets served by our traditional provider programs. Patient transports were 17,980 for 2013, compared to 18,490 for the prior year. Nonetheless, operating revenues in the independent provider programs also increased due to improved payor mix, and rate increases implemented over the past year.

Direct operating expense in our Air Medical segment was $231.9 million for 2013, compared to $175.9 million for 2012, an increase of $56.0 million. Employee compensation expenses increased $33.0 million due to additional personnel in the segment and compensation increases. In addition, there was an increase in cost of goods sold of $17.5 million due to certain costs attributable to our traditional provider programs, depreciation of $0.7 million and $0.8 million, respectively, due to additional aircraft added to the fleet. Pilot training costs also increased $1.5 million. Other direct expense items increased by a net of $2.5 million.

Selling, general and administrative segment expenses were $8.9 million for 2013, compared to $7.3 million for 2012. The $1.6 million increase was primarily due to an increase in employee compensation expense due to additional personnel and compensation increases.

Air Medical segment profit was $37.1 million for 2013, compared to segment profit of $27.9 million for 2012. The increase in profit is primarily attributable to an expansion of our traditional provider programs, which was partially offset by decreased profits from our independent provider programs primarily attributable to increases in employee compensation costs that exceeded higher program revenues. Excluding profits attributable to our recently commenced traditional provider programs, our 2013 segment profit was slightly lower than our 2012 segment profit.

We commenced our Middle East operations in late 2012, and added five revenue-generating aircraft to these operations in 2013. We expect to add an eighth aircraft to these operations during the first half of 2014, at which time we expect the growth in revenues from this program will begin to level off, unless we and our customer agree to add additional aircraft.

We anticipate that new and proposed healthcare legislation and regulation may affect our Air Medical operations in several respects, although we cannot at this point assess the ultimate impact on our future operations or results. For additional information, see Item 1A “– Risk Factors – Risks Inherent in Our Business – New and proposed healthcare legislation and regulations could have a material impact on our business.”

Technical Services – Technical Services revenues were $89.6 million for 2013, compared to $11.0 million for 2012, an increase of $78.6 million. Substantially all of this increase is attributable to the proceeds associated with selling to an Air Medical traditional provider customer seven aircraft that we purchased and completed prior to such sale. Direct expenses increased $80.2 million primarily due to costs associated with completed those aircraft prior to sale. These sales were one-time increases in the revenues and costs of our Technical Services segment and are expected to recur only if the contract with such traditional provider customer is amended to provide for the purchase and resale of additional aircraft in the future. Notwithstanding these large non-recurring transactions, profit in this segment decreased by $1.6 million, from $3.0 million for 2012 to $1.4 million for 2013 due to lower project activity for other customers and cost increases. For a further description of our Technical Services segment, see the discussion of this segment appearing under the heading below entitled “Year Ended December 31, 2012 compared with Year Ended December 31, 2011” and Note 13.

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

Combined Operations

Operating Revenues – Operating revenues for the year ended December 31, 2012 increased $107.1 million over the year ended December 31, 2011. Oil and Gas segment revenues increased $69.1 million, primarily as a result of increased deepwater drilling activity in the Gulf of Mexico, which drove an increase in medium and heavy aircraft flight hours. Air Medical segment revenues increased $39.5 million, primarily due to increased transports, an improved payor mix, and rate increases in our independent provider programs. Revenues from hospital based contracts also increased $11.3 million, primarily resulting from contracts with additional hospitals. Technical Services segment revenues decreased $1.5 million primarily due to lower overall project activity.

Flight hours for the year ended December 31, 2012 were 153,044 compared to 146,706 for the year ended December 31, 2011. Oil and Gas segment flight hours increased 5,294 hours due to increases in medium and heavy aircraft flight hours. Air Medical segment flight hours increased 1,146 hours due to increased activity in the independent provider programs. Individual patient transports in the Air Medical segment were 18,490 for the year ended December 31, 2012, compared to transports of 17,638 for the year ended December 31, 2011, an increase of 852 transports. The increased flight hours and patient transports in our independent provider programs is primarily attributable to the startup of new programs in 2012.

Direct Expenses – Direct operating expense was $544.4 million for 2012, compared to $469.7 million for 2011, an increase of $74.7 million, or 16%. Employee compensation expense increased $33.7 million due to an increase in employees compared to the prior year and compensation increases. Employee compensation expense represented approximately 46% of total direct expense in 2012 and 2011. In addition, we experienced increases of $10.8 million in aircraft rent expense, increases of $2.6 million in aircraft depreciation, and increases of $1.2 million in property taxes due to additional aircraft added to the fleet, representing 7%, 5%, and 1% of total direct expense, respectively. We also experienced increases in aircraft operating costs including component repair costs of $8.3 million, representing 5% of total direct expense, aircraft warranty costs of $9.3 million, representing 7% of total direct expense, and fuel expense of $5.3 million, representing 8% of total direct expense, primarily due to increased flight hours as compared to prior year and additional aircraft added to the fleet. We also experienced increases in depreciation of other items of $1.2 million and other base costs, such as pilot training, contract services, and travel expenses, net $2.3 million.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $39.0 million for 2012, compared to $34.4 million for 2011. The $4.6 million increase was primarily due to increased employee compensation expense ($3.9 million) attributable to an increase of approximately 55 employees in the Air Medical segment and compensation increases. Other items increased, net $0.7 million.

Loss on disposal of assets, net – Losses on asset dispositions were $0.3 million for the years ended December 31, 2012 and 2011. These amounts represent losses in sales of aircraft and related parts inventories that no longer met our strategic needs.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2012 investment in a Ghanaian entity was $0.9 million and zero for the years ended December 31, 2012 and 2011, respectively. See Note 15.

Interest Expense – Interest expense was $29.5 million for 2012, compared to $28.0 million for 2011 due to the increased borrowings on our revolving credit facility.

Other income, net – Other income was $0.7 million for the year ended December 31, 2012, compared to $0.8 million for the same period in 2011, and represents primarily interest income.

Income Taxes – Income tax expense was $16.0 million for 2012, compared to $3.2 million for 2011. The effective tax rate was 47% for 2012, compared to 40% for 2011. Tax expense for 2012 includes a provision of $1.6 million related to a valuation allowance on foreign tax credits.

Net Earnings – Net earnings for 2012 were $18.1 million, compared to net earnings of $4.9 million for 2011. Earnings before tax for 2012 were $34.0 million compared to earnings before tax of $8.1 million in 2011. Earnings per diluted share were $1.17 for 2012 compared to earnings per diluted share of $0.31 for 2011. The increase in earnings is primarily due to the increased Oil and Gas and Air Medical segment profits, which are described further in the next section below.

Segment Discussion

Oil and Gas – Oil and Gas segment operating revenues were $424.5 million for 2012, compared to $355.4 million for 2011, an increase of $69.1 million. Flight hours were 116,840 for 2012, compared to 111,546 for 2011. The increase in Oil and Gas revenues was related primarily to an increase in medium and heavy aircraft flight hours, primarily driven by increased deepwater drilling activity in the Gulf of Mexico.

The number of aircraft in the segment at December 31, 2012 was 165 compared to 167 aircraft at December 31, 2011. In 2012, we sold or disposed of eight light and two medium aircraft in the Oil and Gas segment. We added 12 new aircraft to the Oil and Gas segment during 2012, consisting of three light, five medium and four heavy aircraft. Transfers between segments account for the remainder. For further information on our aircraft, see Item 2 – Properties contained in this Form 10-K.

Direct operating expense in our Oil and Gas segment was $360.4 million for 2012, compared to $310.3 million for 2011, an increase of $50.1 million. Employee compensation expenses increased $21.1 million due to increases in personnel and compensation increases. There were increases in aircraft rent expense of $9.0 million, aircraft depreciation of $2.3 million, and property taxes of $0.3 million due to the additional aircraft added to the fleet. We also experienced increases in aircraft operating costs including component repair costs of $2.6 million, aircraft warranty costs of $8.5 million and fuel expense of $4.4 million primarily due to increased flight hours as compared to prior year and the additional aircraft added to the fleet. Other depreciation also increased $0.3 million, and other direct expenses increased by a net amount of $1.6 million.

Selling, general and administrative segment expenses were $3.7 million for 2012, compared to $3.5 million for 2011. The increase was primarily related to increased employee compensation expenses due to compensation increases.

Oil and Gas segment profit was $60.4 million for 2012, compared to $41.6 million for 2011. The $18.8 million increase was due to increased revenues partially offset by increased direct expenses. Operating margins were 14% for 2012, compared to 12% for 2011. The Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed and are driven by the number of aircraft, with a variable portion that is driven by flight hours. The increase in segment profit and margin is primarily due to the above-mentioned increases in medium and heavy aircraft utilization attributable to increased deepwater drilling activity in the Gulf of Mexico. Oil and Gas segment results for the first half of 2011 were significantly adversely impacted by the Macondo incident and the related moratorium on deepwater drilling in the Gulf of Mexico and stricter permitting and other regulatory requirements imposed on offshore oil and gas exploration and production companies.

Air Medical – Air Medical segment operating revenues were $211.1 million for 2012, compared to $171.7 million for 2011, an increase of $39.4 million. The increase is primarily due to an increase of 852 patient transports and 1,146 flight hours, as well as rate increases. The increase in patient transports was attributable to the addition of new bases under our independent provider program in 2012. Also contributing to the increased revenue were revenues from contracts with additional hospitals.

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

Direct operating expense in our Air Medical segment was $175.9 million for 2012, compared to $151.5 million for 2011. The $24.4 million increase is primarily due to increased employee compensation expense of $11.8 million due to compensation increases and additional personnel in the segment. There were also increases in component repair costs of $5.6 million, aircraft rent expense of $1.8 million, aircraft depreciation of $0.4 million, fuel expense of $1.0 million and aircraft warranty costs of $0.8 million primarily due to increased flight hours and additional aircraft added to the fleet. Pilot training costs increased $2.2 million, and other direct expenses increased by a net amount of $0.8 million.

Selling, general and administrative segment expenses were $7.3 million for 2012, compared to $5.2 million for 2011. The $2.1 million increase was primarily due to an increase in employee compensation expense of $1.1 million associated with the addition of approximately 55 employees as well as compensation increases.

Air Medical segment profit was $27.9 million for 2012, compared to $15.0 million for 2011. Operating margins were 13% and 9% for 2012 and 2011, respectively. Air Medical segment profit has improved due to rate increases, cost reductions, and the opening of additional bases.

Technical Services – Technical Services operating revenues were $11.0 million for 2012, compared to $12.6 million for 2011, a decrease of $1.6 million which is primarily due to lower project activity. Direct operating expenses increased $0.1 million primarily due to labor cost increases on our Antarctica project. Profit in this segment decreased by $1.6 million due to lower project activity and cost increases.

Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments.

In addition, in connection with a contract with an Air Medical customer in the traditional provider program, in 2012 we entered into an aircraft purchase agreement pursuant to which we purchased seven new aircraft for resale for use in the program, after we configured the aircraft for use in emergency medical services. As of December 31, 2012, we had delivered six of the seven aircraft; however, title passage was still pending at that date. Included in work in progress at December 31, 2012 was $77.8 million of acquisition and completion costs of the aircraft and included in other current liabilities is $76.4 million of deferred revenue associated with the advanced collection of a portion of the sales price of the aircraft. We recorded revenue and the related acquisition and completion costs associated with these aircraft sales in the fourth quarter of 2013 when the passage of title was finalized. Following the sale of these aircraft to our Air Medical customer, we continue to operate the aircraft on behalf of this customer.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the acquisition of aircraft, the maintenance and refurbishment of aircraft, the improvement of facilities, and the acquisition of equipment and inventory. Historically, our principal sources of liquidity have been net cash provided by our operations, borrowings under our revolving credit facility, senior notes and the sale of non-voting common stock in 2005 and 2006. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we have historically been able to enter into operating leases to fund these acquisitions.

Cash Flow

Our cash position was $0.9 million at December 31, 2013 compared to $2.8 million at December 31, 2012. Short-term investments were $85.9 million at December 31, 2013 compared to $50.6 million at December 31, 2012. We also had $14.7 million in restricted investments at December 31, 2013 and 2012 securing outstanding letters of credit. The primary use of cash during 2013 was the funding of capital spending, primarily aircraft purchases.

Operating activities—Net cash provided by operating activities in 2013 was $105.1 million compared to $50.6 million in 2012, an increase of $54.5 million. Net cash provided by operating activities (excluding changes in operating assets and liabilities) contributed $109.5 million of cash flow in 2013, compared to $76.2 million for the same period in 2012, an increase of $33.3 million, primarily due to the increase in net earnings.

Investing activities—Net cash used in investing activities was $98.2 million for 2013, compared to $91.6 million for 2012. Purchases and sales of short-term investments used $36.5 million in cash during 2013, compared to net cash provided of $32.8 million in 2012. Gross proceeds from asset dispositions were $42.2 million for 2013, compared to $11.3 million for 2012. Capital expenditures were $102.7 million for 2013, compared to $128.5 million in 2012. Capital expenditures for aircraft purchases and aircraft improvements accounted for $95.8 million in 2013 and $112.5 million in 2013 and 2012, respectively. In 2013, we purchased eleven light aircraft and one fixed wing aircraft, and also acquired two medium aircraft and two heavy aircraft pursuant to lease purchase options. The purchases were financed using existing cash on hand and our revolving credit facility.

Financing activities—Financing activities for 2013 included net repayments of $7.8 million of revolving credit facility debt, and $1.0 million relating to the purchase of shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of time-vested restricted stock units granted under our 1995 Incentive Plan, discussed in Note 10. Financing activities for 2012 included net proceeds of $40.7 million under the revolving credit facility, and $1.9 million related to the purchase of shares of our non-voting common stock.

Long Term Debt

As of December 31, 2013, our total long-term debt was $379.0 million, consisting of $300.0 million of our 8.625% Senior Notes due 2018, and $79.0 million borrowed under our revolving credit facility. The carrying value of the revolving credit facility approximates its fair value as of December 31, 2013. The fair value of our Senior Notes was $323.3 million at December 31, 2013.

On September 23, 2010, we issued $300 million of 8.625% Senior Notes that mature October 15, 2018. Net proceeds of $295.5 million were used to repurchase and redeem our $200 million outstanding 7.125% Senior Notes due 2013. For a description of our 8.625% Senior Notes and our senior secured revolving credit facility, see Note 7.

On September 18, 2013, we amended and restated our revolving credit facility (as amended and restated, the “revolving credit facility”) with Whitney Bank to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date to September 1, 2015. We are obligated to pay a fee of 0.25% per annum on the unused portion of the revolving credit facility. The revolving credit facility includes a $20 million sublimit for the issuance of stand-by letters of credit, and obligates us to pay customary commitment and letter of credit fees. Our obligations under the revolving credit facility are guaranteed by three of our subsidiaries, and are secured by our and our guarantors’ inventory and receivables. We may prepay the revolving credit facility at any time in whole or in part without premium or penalty.

The revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the revolving credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the revolving credit facility).

At December 31, 2013, we had $79.0 million in borrowings under the revolving credit facility. During 2013, $101.7 million was the highest loan balance under the revolving credit facility, with a weighted average balance of $82.7 million. During 2012, $93.5 million was the highest loan balance, with a weighted average balance of $63.2 million.

We maintain a separate letter of credit facility that had $14.7 million in letters of credit outstanding at December 31, 2013 and 2012. The letter of credit securing our workers compensation policy, in the amount of $5.5 million, is evergreen. The letter of credit securing an Air Medical traditional provider contract, in the amount of $9.2 million, expires on May 31, 2015.

Contractual Obligations

The table below sets out our contractual obligations as of December 31, 2013 related to our aircraft purchase commitments, aircraft and other operating lease obligations, revolving credit facility, and the 8.625% Senior Notes due 2018. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2013. As of December 31, 2013, we leased 27 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2014	2015	2016	2017	2018	Beyond 2018
		(Thousands of dollars)
Aircraft purchase commitments (1)	$132,478	$132,478	$—	$—	$—	$—	$—
Aircraft lease obligations	256,259	47,198	46,370	39,474	29,783	26,102	67,332
Other lease obligations	18,530	4,432	3,767	3,058	2,250	1,685	3,338
Long-term debt(2)	379,000	—	79,000	—	—	300,000	—
Senior notes interest(2)	129,375	25,875	25,875	25,875	25,875	25,875	—

Total(3)	$915,642	$209,983	$155,012	$68,407	$57,908	$353,662	$70,670

(1)	For information about these aircraft purchase commitments, see Note 12.
(2)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
(3)	Includes only contractual obligations as of December 31, 2013 and excludes, among other things, contingent liabilities and open purchase orders.

As of December 31, 2013, we had options to purchase aircraft under lease becoming exercisable in 2014 through 2020. The aggregate option purchase prices are $118.0 million in 2014, $-0- million in 2015, $33.5 million in 2016, $89.8 million in 2017, $-0- million in 2018, and $19.5 million in 2019. Subject to market conditions, we currently intend to exercise these options as they become exercisable.

We intend to fund the above contractual obligations through a combination of aircraft leases, cash flow from operations, and borrowings under our credit facility.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of aircraft and capital improvements that enhance the value or safety of our aircraft and related infrastructure. In addition to our periodic aircraft purchases, we regularly incur capital expenditures on an ongoing basis in order to (i) extend the useful life of our aircraft, (ii) improve and modernize our fleet, (iii) comply with various requirements or standards imposed by insurers or governmental authorities, (iv) upgrade our hangars, landing pads and other operating facilities and (v) acquire or upgrade computer hardware and software. The amount of our capital expenditures is influenced by, among other things, demand for our services, schedules for refurbishing our various aircraft, cash flow generated by our operations, and cash required for other purposes. We estimate our total capital expenditures for 2014 will be approximately $140.1 million, excluding $132.5 million reflected as 2014 aircraft purchase commitments in the chart included in the prior section.

Tax Obligations

We are currently using federal net operating loss carryforwards to offset our federal taxable income, and, based on current circumstances, expect that these carryforwards will continue to reduce our cash tax payments for several more years to come. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations will increase substantially. For additional information, see Item 1A “– Risk Factors – Risks Specific to Our Company – Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change.”

Off Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into various off-balance sheet arrangements. We provide guarantees, performance bonds, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2013 was $1.1 million in surety bonds and $14.7 million in letters of credit. The surety bonds are due to expire between March 2014 and November 2014 and the $9.2 million letter of credit securing an Air Medical traditional provider contract is due to expire May 2015. The $5.5 million letter of credit securing our workers compensation policy is evergreen.

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

Revenue Recognition—Revenues related to Air Medical services are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when services are provided. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix and changes in reimbursement and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $74.7 million, $54.6 million, and $39.6 million as of December 31, 2013, 2012, and 2011, respectively. The allowance for uncompensated care was $46.4 million, $48.0 million, and $37.7 million as of December 31, 2013, 2012, and 2011, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $7.9 million, $6.2 million, and $5.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated cost of providing charity services was $3.0 million, $2.2 million, and $2.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue we utilize the prior twelve months’ payment history by each individual payor group and also the payment history evaluated on a state by state basis. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or greater, we record a reserve equal to 100% of the receivable. Other payor categories are scrutinized when they are outstanding for a nine month period and additional allowances are recorded if warranted.

Inventories of Spare Parts—We maintain a significant parts inventory to service our own aircraft along with the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components and reworked to a useable condition. We use systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If our valuation of these parts should be significantly different from amounts ultimately realizable or if we discontinue using or servicing certain aircraft models, then we may have to record a write-down of our inventory. We also record provisions against inventory for obsolete and slow-moving parts, relying principally on specific identification of such inventory. If we fail to identify such parts, additional provisions may be necessary.

Property and Equipment—Our principal long-lived assets are aircraft. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We typically evaluate aircraft in our Oil & Gas segment by model type. Aircraft in our Air medical segment are reviewed as one broad asset category since aircraft may move among base locations. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows that we expect the asset to generate. When an asset is determined to be impaired, we recognize the impairment amount, which is the amount by which the carrying value of the asset exceeds its estimated fair value. Similarly, we report assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell.

Use of Estimates—We must make estimates for certain of our liabilities and expenses, losses, and gains related to self-insured programs, insurance deductibles, and good-experience premium returns. Our group medical insurance program is largely self-insured, and we use estimates to record our periodic expenses related to that program.

Income Taxes—We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and income before income taxes by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the annual rate.

New Accounting Pronouncements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate of our outstanding revolving credit debt. Based on the $79.0 million in borrowings outstanding as of December 31, 2013, a ten percent increase (0.24%) in the interest rate to 2.66% would have reduced our annual pre-tax earnings by $0.2 million, but would have no impact on the fair market value of this debt.

Our $300 million outstanding 8.625% Senior Notes due 2018 bear interest at a fixed rate of 8.625% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 8.625% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the 8.625% Senior Notes, and our creditworthiness. A ten percent increase (4.3%) in prevailing interest rates at December 31, 2013 would have decreased the fair market value of these notes by 0.28%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

February 28, 2014

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$934	$2,849
Short-term investments	85,916	50,601
Accounts receivable – net
Trade	172,538	137,179
Other	1,182	3,974
Inventories of spare parts – net	71,137	66,074
Prepaid expenses	8,357	10,137
Work in progress	—	77,764
Other current assets	—	988
Deferred income taxes	12,723	11,967
Income taxes receivable	1,871	1,613

Total current assets	354,658	363,146
Property and equipment – net	785,472	749,501
Restricted investments	14,685	14,685
Other	18,508	20,562

Total assets	$1,173,323	$1,147,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,874	$26,308
Accrued and other current liabilities	54,531	117,162

Total current liabilities	91,405	143,470
Long-term debt	379,000	386,755
Deferred income taxes	127,357	105,418
Other long-term liabilities	15,596	12,636
Commitments and contingencies (Note 12)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 and 2,852,616 shares issued and outstanding at December 31, 2013 and 2012, respectively	291	285
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,567,879 and 12,458,992 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,257	1,246
Additional paid-in capital	296,932	295,582
Accumulated other comprehensive loss	(24)	(51)
Retained earnings	261,509	202,553

Total shareholders’ equity	559,965	499,615

Total liabilities and shareholders’ equity	$1,173,323	$1,147,894

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating revenues, net	$856,500	$646,686	$539,626
Expenses:
Direct expenses	713,090	543,524	469,740
Selling, general and administrative expenses	38,820	39,051	34,369

Total operating expenses	751,910	582,575	504,109
(Gain) loss on disposition of assets, net	(16,604)	317	302
Impairments of assets	1,648	—	—
Equity in loss (earnings) of unconsolidated affiliate	262	863	—

Operating income	119,284	62,931	35,215
Interest expense	29,756	29,533	27,974
Other (income) expense, net	(613)	(651)	(845)

	29,143	28,882	27,129

Earnings before income taxes	90,141	34,049	8,086
Income tax expense	31,185	15,992	3,234

Net earnings	$58,956	$18,057	$4,852

Earnings per share:
Basic	$3.81	$1.17	$0.32
Diluted	$3.77	$1.17	$0.31
Weighted average shares outstanding:
Basic	15,474	15,418	15,312
Diluted	15,639	15,488	15,497

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

The following table summarizes the components of total comprehensive income:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net earnings	$58,956	$18,057	$4,852
Unrealized gain on short-term investments	44	92	135
Changes in pension plan assets and benefit obligations	(2)	(22)	(20)
Tax impact	(15)	(28)	(46)

Total comprehensive income	$58,983	$18,099	$4,921

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2010	2,853	$285	12,459	$1,246	$291,403	$(162)	$179,644	$472,416
Net earnings	—	—	—	—	—	—	4,852	4,852
Unrealized gain on short-term investments	—	—	—	—	—	81	—	81
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(12)	—	(12)

Balance at December 31, 2011	2,853	285	12,459	1,246	291,403	(93)	184,496	477,337
Net earnings	—	—	—	—	—	—	18,057	18,057
Unrealized gain on short-term investments	—	—	—	—	—	55	—	55
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(13)	—	(13)
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	106	—	4,179	—	—	4,179

Balance at December 31, 2012	2,853	285	12,565	1,246	295,582	(51)	202,553	499,615
Net earnings	—	—	—	—	—	—	58,956	58,956
Unrealized gain on short-term investments	—	—	—	—	—	28	—	28
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	2,403	—	—	2,403
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	4	17	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(1)	(6)	(59)	—	—	(65)
Issuance of voting common stock (upon vesting of restricted stock units)	84	9	—	—	—	—	—	9
Cancellation of restricted voting stock units for tax withholdings on vested shares	(31)	(3)	—	—	(994)	—	—	(997)

Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating activities:
Net earnings	$58,956	$18,057	$4,852
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,848	41,495	31,298
Deferred income taxes	21,921	15,620	3,949
Loss in equity of unconsolidated affiliate	262	863	—
(Gain) loss on asset dispositions	(16,604)	317	302
Impairment of assets	1,648	—	—
Other	427	(115)	1,046
Changes in operating assets and liabilities:
Accounts receivable	(32,123)	(41,567)	(9,637)
Inventories of spare parts	(5,062)	(8,831)	2,093
Income taxes receivable	(1,015)	(1,267)	212
Other assets	3,104	(81,199)	4,330
Accounts payable and accrued liabilities	27,191	99,876	(7,288)
Other long-term liabilities	3,543	7,301	(805)

Net cash provided by operating activities	105,096	50,550	30,352

Investing activities:
Purchase of property and equipment	(102,726)	(128,475)	(91,028)
Proceeds from asset dispositions	42,197	11,302	6,852
Purchase of short-term investments	(375,503)	(216,265)	(234,631)
Proceeds from sale of short-term investments	338,970	249,041	282,743
Payments of deposits on aircraft	(9,318)	(8,717)	(13,798)
Refund of deposits on aircraft	8,161	2,500	6,000
Loan to unconsolidated affiliate	—	(975)	—
Other investments	—	(50)	—

Net cash used in investing activities	(98,219)	(91,639)	(43,862)

Financing activities:
Repurchase of common stock	(1,037)	(1,861)	—
Proceeds from line of credit	164,771	127,323	73,865
Payments on line of credit	(172,526)	(86,615)	(58,892)

Net cash provided by (used in) financing activities	(8,792)	38,847	14,973

(Decrease) increase in cash	(1,915)	(2,242)	1,463
Cash, beginning of year	2,849	5,091	3,628

Cash, end of year	$934	$2,849	$5,091

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$28,675	$28,775	$28,431

Income Taxes	$1,161	$237	$212

Accrued payables related to purchases of property and equipment	$176	$101	$160

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Basis of Consolidation, and Other General Principles

PHI, Inc. and its subsidiaries (“PHI”, the “Company”, “we”, “us”, or “our”) provide transportation services to, from, and among offshore facilities engaged in the oil and gas exploration, development, and production industry, primarily in North America and to a lesser extent in West Africa and the Middle East. We also provide air medical transportation services for hospitals and medical programs, and aircraft maintenance services to third parties in North America and the Middle East.

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

Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owns stock representing approximately 69.2% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a shareholder vote.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include:

Estimates of contractual allowances applicable to billings in the Air Medical segment,

Inventories of spare parts,

Valuation reserve related to obsolete and excess inventory,

Reserves related to unpaid Oil and Gas segment accounts,

Depreciable lives and salvage values of property and equipment,

Valuation allowance for deferred tax assets,

Health care insurance claims and workers’ compensation liability, and

Impairment of long-lived assets.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Trade Receivables, net

Trade and other receivables are stated at net realizable value. Air Medical trade receivables are presented net of allowances for contractual discounts and uncompensated care. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicare, Medicaid, Insurance, and Self-Pay. We analyze our historical payment of accounts, by payor category, on a monthly basis, and adjust our accounts receivable allowance based upon each category’s historical collection percentage.

Provisions for contractual discounts and uncompensated care that we applied to our Air Medical trade receivables (expressed as a percentage of total segment billings) at December 31st are as follows:

	2013	2012
Gross Air Medical segment accounts receivable	100%	100%
Provision for contractual discounts	44%	38%
Provision for uncompensated care	27%	33%

Short-term Investments

Short-term investments consist of money market funds, commercial paper, U.S. government agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with GAAP, these short-term investments are classified as available for sale. The Company recorded less than $0.1 million in net unrealized gains in 2013. These gains are reflected as a separate component of stockholders’ equity.

Inventories of Spare Parts

The Company’s inventories are stated at average cost and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $12.3 million and $12.4 million at December 31, 2013 and 2012, respectively.

Property and Equipment

The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. Leasehold improvements are amortized over the shorter of the life of the respective lease, or the asset, and range from six to ten years. The salvage value used in calculating depreciation of aircraft ranges from 25% to 54%, and is based on our review of publicly-available salvage values. The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. We charge maintenance and repair costs to earnings as the costs are incurred. The cost of certain aircraft components are covered under a contractual arrangement with the manufacturer, commonly referred to as “power-by-the-hour” contracts. Under these agreements, we are charged an agreed amount per hour of flying time. The costs charged under these contractual arrangements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued expenses on our consolidated balance sheets. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the asset. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.

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

During the third quarter of 2013, we sold one light aircraft previously utilized in our Oil and Gas segment and miscellaneous equipment with a carrying value of $1.2 million. Cash proceeds totaled $2.6 million, resulting in a gain on the sale of these assets of $1.4 million. During the twelve months ended December 31, 2013, we also sold two heavy aircraft previously utilized in our Oil and Gas segment. The carrying value prior to the sale was $20.6 million. These assets were sold for $37.0 million, resulting in a gain of $16.4 million recorded in the second quarter of 2013. These aircraft no longer met our strategic needs. In addition, we sold an airframe to a charitable organization, which resulted in a loss of $1.7 million in the second quarter of 2013.

We recorded an impairment loss in the year ended December 31, 2013 for two medium aircraft in our Air Medical segment. The carrying value of these aircraft was $0.8 million. Following a market analysis, we determined that the current market value for these aircraft was $0.4 million. We also recorded an impairment loss in the year ended 2013 for two medium aircraft in our Oil and Gas segment. The carrying value of these aircraft was $3.2 million. Following a market analysis, we determined that the current market value of these aircraft was $2.0 million. As a result of these analyses, we recorded an aggregate impairment loss of $1.6 million.

Deferred Financing Costs

Costs of obtaining long-term debt financing are deferred and amortized ratably over the term of the related debt agreement.

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2013. As of December 31, 2013 and 2012, the Company had $1.5 million and $1.8 million, respectively, of accrued liabilities related to health care claims.

There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $2.9 million and $2.2 million for the years 2013 and 2012, respectively, related to workers’ compensation claims.

The Company has an offshore insurance captive to realize savings in reinsurance costs on its insurance premiums. Amounts paid to the captive in 2013 and 2012 totaled $0.8 million and $1.7 million, respectively. The results of the captive are fully consolidated in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to the Company’s Air Medical segment independent provider model services are recorded net of contractual allowances under agreements with third party payors, and also recorded net of uncompensated care allowances when the services are provided. Revenues generated under the hospital based model consist of a fixed monthly rate for aircraft availability and an hourly rate for flight time. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Changes in payor mix, reimbursement rates and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $74.7 million, $54.6 million, and $39.6 million as of December 31, 2013, 2012, and 2011, respectively. The allowance for uncompensated care was $46.4 million, $48.0 million, and $37.7 million as of December 31, 2013, 2012, and 2011, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $7.9 million, $6.2 million, and $5.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated cost of providing charity services was $3.0 million, $2.2 million, and $2.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue we utilize the prior twelve months’ payment history by each individual payor group and also the payment history evaluated on a state by state basis. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or greater, we record a reserve equal to 100% of the receivable. Other payor categories are scrutinized when they are outstanding for a nine month period and additional allowances are recorded if warranted.

Provisions for contractual discounts and estimated uncompensated care that we applied to our Air Medical revenues (expressed as a percentage of total segment billings) were as follows:

	Revenue Year Ended December 31,
	2013	2012	2011
Gross Air Medical segment billings	100%	100%	100%
Provision for contractual discounts	60%	56%	54%
Provision for uncompensated care	10%	11%	11%

Amounts attributable to Medicaid, Medicare, Insurance, and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2013	2012	2011
Insurance	73%	69%	60%
Medicare	19%	21%	24%
Medicaid	7%	9%	15%
Self-Pay	1%	1%	1%

Our Air Medical contract in the Middle East contains multiple deliverables which include helicopter leasing, flight services for helicopter emergency medical service operations, aircraft maintenance, provision of spare parts and insurance coverage for the customer-owned aircraft, training services, and base construction. All services are delivered and earned monthly over a three year contractual period which began on September 29, 2012. The customer may terminate the contract prior to the end of the contract term by giving ninety days advance notice and paying an early termination fee of $13.5 million. Each of the major deliverables mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each deliverable was determined based upon third-party evidence and estimates.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not believe significant credit risk exists with respect to these trade accounts receivable at December 31, 2013.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and U.S. governmental agencies. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to support the customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts in the Oil and Gas and Technical Services segments was $0.1 million at December 31, 2013 and 2012. The Company’s two largest oil and gas customers accounted for 28% of consolidated operating revenues for the year ended December 31, 2013, 28% for the year ended December 31, 2012, and 29% for the year ended December 31, 2011, respectively. The Company also carried accounts receivable from these same customers totaling 19% and 21% of net trade receivables on December 31, 2013 and 2012, respectively. The Company’s largest customer in our Air Medical and Technical Services segments accounted for 17% and 2% of consolidated operating revenues for the years ended December 31, 2013 and 2012, respectively. The Company also carried accounts receivable from this customer totaling 20% and 6% of net trade receivables on December 31, 2013 and 2012, respectively.

Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. The allowance for contractual discounts was $74.7 million, $54.6 million, and $39.6 million as of December 31, 2013, 2012, and 2011, respectively. The allowance for uncompensated care was $46.4 million, $48.0 million, and $37.7 million as of December 31, 2013, 2012, and 2011, respectively.

Substantially all of the Company’s cash is maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

New Accounting Pronouncements

None

(2)	SHORT-TERM INVESTMENTS

We classify all of our short term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in other comprehensive income until realized. These gains and losses are reflected as a separate component of shareholders’ equity in our consolidated balance sheets and our consolidated statements of shareholders’ equity. Cost, gains, and losses are determined using the specific identification method. In the years ended December 31, 2013, 2012, and 2011, we received proceeds from the sales of these securities of $339.0 million, $249.0 million, and $282.7 million, respectively. Gains and losses on these sales were negligible and all amounts reclassified from accumulated other comprehensive income were immaterial.

Investments consisted of the following as of December 31, 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$18,470	$—	$—	$18,470
Commercial Paper	2,999	—	—	2,999
Municipal bonds and notes	1,500	—	(1)	1,499
Corporate bonds and notes	77,595	67	(29)	77,633

Subtotal	100,564	67	(30)	100,601
Deferred compensation plan assets included in other assets	2,109	—	—	2,109

Total	$102,673	$67	$(30)	$102,710

$14.7 million of our investments are long-term and included on the balance sheet as Restricted investments as they are securing outstanding letters of credit with maturities beyond one year.

Investments consisted of the following as of December 31, 2012:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$29,816	$—	$—	$29,816
Commercial Paper	5,494	1	(2)	5,493
Corporate bonds and notes	29,986	2	(11)	29,977

Subtotal	65,296	3	(13)	65,286
Deferred compensation plan assets included in other assets	2,687	—	—	2,687

Total	$67,983	$3	$(13)	$67,973

The following table presents the cost and fair value of our debt investments based on maturities as of December 31,

	2013		2012
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$32,536	$32,538	$35,480	$35,470
Due within two years	49,558	49,593	—	—

Total	$82,094	$82,131	$35,480	$35,470

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31,

	2013		2012
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.150	86	0.305	138
Municipal bonds and notes	0.528	499	—	—
Corporate bonds and notes	2.134	390	2.965	112

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31,

	2013		2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial Paper	$—	$—	$2,494	$(2)
Municipal bonds and notes	1,499	(1)	—	—
Corporate bonds and notes	34,772	(29)	16,771	(11)

Total	$36,271	$(30)	$19,265	$(13)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31,

	2013		2012
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$—	$—	$2,004	$(.4)

	$—	$—	$2,004	$(.4)

We consider the decline in market value to be due to market conditions, and we do not plan to sell these investments prior to a recovery of cost. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2013 and 2012. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company did not have any other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2013 and 2012.

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

The following tables summarize the valuation of our short-term investments and financial instruments by the above ASC 820 pricing levels as of the valuation dates listed:

		December 31, 2013
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$18,470	$18,470	$—
Commercial Paper	2,999	—	2,999
Municipal bonds and notes	1,499	—	1,499
Corporate bonds and notes	77,633	—	77,633

	100,601	18,470	82,131
Deferred compensation plan assets	2,109	2,109	—

Total	$102,710	$20,579	$82,131

		December 31, 2012
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$29,816	$29,816	$—
Commercial Paper	5,493	—	5,493
Corporate bonds and notes	29,977	—	29,977

	65,286	29,816	35,470
Deferred compensation plan assets	2,687	2,687	—

Total	$67,973	$32,503	$35,470

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

Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at December 31, 2013 and 2012.

(4)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31.

	2013	2012
	(Thousands of dollars)
Flight equipment	$959,986	$908,464
Facility & improvements	57,723	54,407
Operating equipment	24,594	23,929
Data processing equipment	33,870	31,956
Vehicles	7,867	7,595
Medical equipment	7,079	6,991
Other	4,898	4,705

	1,096,017	1,038,047
Less accumulated depreciation and amortization	(310,545)	(288,546)

Property and equipment, net	$785,472	$749,501

Depreciation expense related to property and equipment was $38.9 million in 2013, $35.0 million in 2012, and $31.3 million in 2011.

In 2012, we acquired real estate in New Iberia, LA from Gonsoulin Enterprises, Inc., an entity owned by our Chairman, CEO and majority voting shareholder. The property had previously been leased from the same entity. The acquisition price was $1.7 million and was based upon an average of independent fair market value appraisals.

(5)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31.

	2013	2012
	(Thousands of dollars)
Deposits on future purchases of aircraft	$12,863	$12,095
Deferred financing cost	3,196	3,929
Investments (Officers’ Deferred Compensation Plan)	2,109	1,698
Other	340	2,840

Total	$18,508	$20,562

(6)	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities as of December 31 consisted of the following:

	2013	2012
	(Thousands of dollars)
Deferred revenue	$—	$76,410
Salaries & wages	14,318	15,920
Incentive compensation	11,617	6,253
Income taxes	6,790	1,406
Interest	5,621	5,649
Vacation payable	5,751	4,871
Group medical	1,516	1,845
Transportations tax	1,975	1,545
Operating lease	1,048	862
Workers compensation	3,684	1,137
Other	2,211	1,264

Total accrued liabilities	$54,531	$117,162

(7)	LONG-TERM DEBT

The components of long-term debt as of December 31 are as follows:

	2013	2012
	(in thousands)
Senior Notes dated September 23, 2010, interest only payable semi-annually at 8.625%, maturing October 15, 2018	$300,000	$300,000
Revolving Credit Facility due September 1, 2015 with a group of commercial banks, interest payable at variable rates	79,000	86,755

Total long-term debt	$379,000	$386,755

Annual maturities of long-term debt for each of the five years following December 31, 2013 and in total thereafter follow (in thousands):

2014	$—
2015	79,000
2016	—
2017	—
2018	300,000
Thereafter	—

Total	$379,000

Senior Notes – The 8.625% Senior Notes (“Notes”) are unconditionally guaranteed on a senior basis by our domestic subsidiaries and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the Notes at any time on or after October 15, 2014 at specified redemption prices, and prior to that time pursuant to certain make-whole provisions. The Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets, and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt, and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on distributions from the parent company to a subsidiary. Upon the occurrence of a “Change in Control” (as defined in the indenture governing the notes), each holder of the Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the Notes may declare all of the outstanding Notes to be due and payable immediately. The Company is not aware of any instances of non-compliance with the financial covenants.

The Notes bear interest at a fixed rate and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At December 31, 2013, the fair market value of the Notes was $323.2 million, and the carrying value was $300.0 million. At December 31, 2012, the fair market value of the Notes was $320.3 million.

Mr. Al A. Gonsoulin, our Chairman, CEO and majority voting shareholder, and the Matzke Family Trust, of which Richard Matzke, one of our directors, is trustee beneficially own $2 million and $1 million of the 8.625% Senior Notes, respectively.

Revolving Credit Facility—On September 18, 2013, we amended and restated our revolving credit facility (as amended and restated, the “revolving credit facility”) with Whitney Bank to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date to September 1, 2015. The revolving credit facility includes a $20 million sublimit for the issuance of stand-by letters of credit, and obligates us to pay customary commitment and letter of credit fees. Our obligations under the revolving credit facility are guaranteed by three of our subsidiaries, and are secured by our and our guarantors’ inventory, including certain parts and accounts.

The revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the revolving credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the revolving credit facility). The Company is not aware of any instances of non-compliance with the financial covenants.

Other—We maintain a separate letter of credit facility that had $14.7 million in letters of credit outstanding at December 31, 2013 and 2012. The letter of credit securing our workers compensation policy, in the amount of $5.5 million, is evergreen. The letter of credit securing an Air Medical traditional provider contract, in the amount of $9.2 million, expires on May 31, 2015.

(8)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	353	360	180
Foreign	9,637	—	—
Deferred – principally Federal	21,195	15,632	3,054

Total	$31,185	$15,992	$3,234

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	(Thousands of dollars, except percentage amounts)
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income taxes at statutory rate	$31,550	35	$11,917	35	$2,830	35
Increase (decrease) in taxes resulting from:
Valuation allowance – foreign tax credit	—	—	1,649	5	—	—
Change in tax rate on deferred items	(3,850)	(4)	—	—	—	—
State income taxes, net of federal benefit	2,161	2	1,688	5	385	5
Other items – net	1,324	2	738	2	19	—

Total	$31,185	35	$15,992	47	$3,234	40

The change in tax rate on deferred items relates to the reduction in the estimated effective tax rate that will be present at the time the deferred tax assets and liabilities reverse for tax purposes. The reduction is attributable to a decline in the apportionment percentages in the various states in which we operate as a result of our expansion into international areas of operation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance at December 31 are as follows:

	2013	2012
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$656	$1,301
Foreign tax credits	12,611	4,346
Vacation and bonus accrual	5,931	4,213
Inventory valuation	5,655	5,837
Rental accrual	1,634	1,111
Hurricane relief credit	1,255	1,255
Stock-based compensation	1,307	1,102
Other	2,674	1,688
Net operating losses	55,990	77,902

Total deferred tax assets	87,713	98,755
Valuation allowance – state NOL carryforwards	(541)	(541)
Valuation allowance – tax credit carryforwards	(1,933)	(2,825)
Valuation allowance – other	(1,515)	(330)

Total deferred tax assets, net	83,724	95,059

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(198,358)	(188,510)

Total deferred tax liabilities	(198,358)	(188,510)

Net deferred tax liabilities	$(114,634)	$(93,451)

Current deferred tax assets	$12,723	$11,967
Deferred tax liability – long-term	(127,357)	(105,418)

Net deferred tax liabilities	$(114,634)	$(93,451)

As a result of certain realization requirements under GAAP, the Company’s deferred tax assets as of December 31, 2013 in the table above do not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will increase by $0.5 million when the deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has U.S. Federal net operating loss carryforwards (“NOLs”) of approximately $141.9 million that, if not used, will expire beginning in 2022 through 2032. Additionally, for state income tax purposes, the Company has NOLs of approximately $130.9 million available to reduce future state taxable income. These NOLs expire in varying amounts through 2032, the majority of which expire in 2017 through 2027. The Company has a valuation allowance of $0.5 million as of December 31, 2013 against certain net operating losses in seven states which are not more likely than not to be realized in future years.

The Company also has foreign tax credits of approximately $12.6 million which expire beginning in 2015 through 2023. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize some of the foreign tax credit carryforwards during their carry forward period and it is not more likely than not that a portion of these credits will be utilized in future years. Therefore, the Company has a valuation allowance of $1.9 million on these credits, of which of $ -0- million was recorded in 2013.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. The tax years 2010 to 2013 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

Income taxes paid were approximately $1.1 million, $0.2 million, and $0.2 million for each of the years ended December 31, 2013, 2012, and 2011, respectively. The Company received net income tax refunds of approximately $0.4 million during the year ended December 31, 2011.

At December 31, 2013, the Company had no unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax expense as part of non-operating expenses.

(9)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended December 31, are as follows:

	2013	2012	2011
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,474	15,418	15,312
Dilutive effect of restricted stock units	165	70	185

Weighted average outstanding shares of common stock, diluted	15,639	15,488	15,497

(10)	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $2.1 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively.

Incentive Compensation

The Company has an incentive compensation plan for non-executive employees. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. The Company also has an executive/senior management plan for certain corporate and business unit management employees. Under this plan, the bonus is a percentage of each participating employee’s base salary based upon the Company’s achievement of the financial target established by the Board of Directors at three levels – a threshold level, a target level, and a stretch level, subject to a positive or negative adjustment for the Company’s safety performance. Pursuant to these plans, the Company accrued incentive compensation expense of $11.5 million, $6.0 million, and $2.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $1.0 million, $0.7 million, and $0.6 million for the years 2013, 2012, and 2011, respectively.

401(k) Plan

We sponsor a 401(k) Plan (“Plan”) for our employees. An employee is eligible to participate in the Plan immediately upon employment and receive a dollar matching contribution up to 6% of his or her base compensation. The vesting for matching contributions is 25% per year beginning at the end of the second year of employment. Employees are fully vested after completing 5 years of service to the Company. The matching contribution for the years ended December 31, 2013, 2012, and 2011 were $10.5 million, $9.0 million, and $8.4 million, respectively.

(11)	STOCK-BASED COMPENSATION

Compensation expense for our stock-based plans was $2.4 million, $4.3 million, and $1.5 million for 2013, 2012, and 2011, respectively.

1995 Incentive Plan – Under the PHI, Inc. 1995 Incentive Plan, we are authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock in the form of stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. As of December 31, 2013, there were 32,542 voting shares and 738 non-voting shares available for grant.

Time-vested restricted stock units granted under the plan generally have forfeiture restrictions that lapse 100% after three years. As of December 31, 2012, there were 83,978 voting restricted stock units outstanding with a weighted average grant date fair value of $20.42 per share, an aggregate value of $1.7 million, which vested on January 1, 2013. There were no outstanding voting restricted stock units as of December 31, 2013.

2012 Long-Term Incentive Plan – Under the PHI Long-Term Incentive Plan (“LTIP”), we are authorized to issue up to 750,000 shares of non-voting stock. As of December 31, 2013, 424,045 shares were available for grant. Time-vested restricted stock units granted under the plan generally have forfeiture restrictions that lapse 100% after three years. Performance-based restricted stock units that have been granted under the plan, whose vesting is contingent upon meeting company-wide performance goals, have forfeiture restrictions that lapse, if at all, at the end of a three-year performance period.

Non-Voting Time-Vested Restricted Stock Units – The following table summarizes the activity for non-voting time-vested restricted stock units for the year ended December 31, 2013.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2013	59,973	$22.89	1.83	$1,373

Granted	5,075	35.09
Forfeited	—	—
Vested and released to participants	(3,790)	(19.36)

Outstanding at December 31, 2013	61,258	$24.11	1.65	$1,477

The weighted average grant-date fair value of time-vested restricted stock units granted during 2013 and 2012 was $35.09 and $23.71 per share, respectively. The total fair value of awards that vested in 2013 was less than $0.1 million. The total fair value of awards that vested in 2012 was $3.2 million. As of December 31, 2013, there was $0.6 million that is expected to be recognized over a weighted average period of 1.65 years.

The following table summarizes the activity for non-voting time-vested restricted stock units granted to directors for the year ended December 31, 2013.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2013	—	—	—	—

Granted	3,048	38.44
Forfeited	—	—

Outstanding at December 31, 2013	3,048	$38.44	2.85	$117

Non-Voting Performance-Based Restricted Stock Units – The following table summarizes the activity for non-voting performance-based restricted stock units for the year ended December 31, 2013.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2013	152,044	$23.11	2.20	$3,514

Granted	124,982	26.39
Forfeited	—	—
Vested and released to participants	—	—

Outstanding at December 31, 2013	277,026	$24.55	3.41	$6,812

The aggregate value of the awards in the above table reflects the impact of current expectations of achievement through the end of the performance cycle. As of December 31, 2013, there was a total of $3.8 million of unrecognized compensation cost related to the non-vested performance-based restricted stock units that is expected to be recognized over a weighted average period of 3.4 years.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Thousands of dollars)
Aircraft	$41,803	$36,240	$25,408
Other	7,657	8,081	7,150

Total	$49,460	$44,321	$32,558

Included in the above rental expense is $0.6 million in 2013, $0.3 million in 2012, and $0.2 million in 2011 paid to GE Air, Inc. and Gonsoulin Enterprises, Inc. for the lease of aircraft and real estate. Each of GE Air, Inc. and Gonsoulin Enterprises, Inc. are owned by our Chairman, CEO and majority voting shareholder.

The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2014	$47,198	$4,432	$51,630
2015	46,370	3,767	50,137
2016	39,474	3,058	42,532
2017	29,783	2,250	32,033
2018	26,102	1,685	27,787
Thereafter	67,332	3,338	70,670

	$256,259	$18,530	$274,789

The above remaining lease commitments include $0.6 million remaining on an aircraft lease with GE Air, Inc.

In 2013, we purchased two heavy aircraft off lease pursuant to purchase options in the lease contracts, for an aggregate purchase price of $30.4 million, using proceeds from the sale of short-term investments. We also purchased two medium aircraft off lease pursuant to purchase options in the lease contracts for an aggregate purchase price of $15.8 million. As of December 31, 2013, we had options to purchase aircraft under lease becoming exercisable in 2014 through 2019 for the following aggregate purchase prices: $118.0 million in 2014, $-0- million in 2015, $33.5 million in 2016, $89.8 million in 2017, $-0- million in 2018, and $19.5 million in 2019. Subject to market conditions, we intend to exercise these options as they become exercisable.

Guarantees

In the normal course of business with customers, vendors, and others, we provide guarantees, performance, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2013 was $1.1 million and are scheduled to expire between March 2014 and November 2014.

Purchase Commitments

In 2013, we executed a contract to purchase six new heavy aircraft for our Oil and Gas segment, with deliveries scheduled throughout 2014. In addition, the contract includes an option to purchase six additional heavy aircraft for delivery in 2015 and 2016.

Total aircraft deposits of $12.9 million were included in Other Assets as of December 31, 2013. This amount represents deposits for aircraft purchase contracts.

Environmental Matters

We have recorded an aggregate estimated probable liability of $0.5 million as of December 31, 2013 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites, and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites and plan to remove underground storage tanks under one of the sites later this year. Based upon our working relationships and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

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

The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable December 31,		Operating Revenues Years Ended December 31,
	2013	2012	2013	2012	2011
Oil and Gas segment
Customer A	7%	8%	15%	15%	15%
Customer B	12%	13%	13%	13%	14%
Air Medical & Technical Services segments
Customer C	20%	6%	17%	2%	0%

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2013, 2012, and 2011. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property, and equipment.

	Year Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$489,055	$424,514	$355,406
Air Medical	277,884	211,148	171,669
Technical Services	89,561	11,024	12,551

Total operating revenues	856,500	646,686	539,626

Segment direct expenses
Oil and Gas	393,251	360,400	310,281
Air Medical	231,880	175,944	151,503
Technical Services	88,221	8,043	7,956

Total segment direct expenses	713,352	544,387	469,740
Segment selling, general and administrative expenses
Oil and Gas	4,059	3,736	3,506
Air Medical	8,875	7,300	5,198
Technical Services	1	—	53

Total segment selling, general and administrative expenses	12,935	11,036	8,757

Total segment expenses	726,287	555,423	478,497

Net segment profit
Oil and Gas	91,745	60,378	41,619
Air Medical	37,129	27,904	14,968
Technical Services	1,339	2,981	4,542

Total	130,213	91,263	61,129
Other, net (1)	15,569	334	543
Unallocated selling, general and administrative expenses	(26,207)	(28,015)	(25,612)
Interest expense	(29,434)	(29,533)	(27,974)

Earnings before income taxes	$90,141	$34,049	$8,086

(1)	Includes gains on disposition of property and equipment and other income.

	Year Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Expenditures for long-lived assets
Oil and Gas	$62,934	$115,543	$88,742
Air Medical	37,728	19,516	10,227
Corporate	1,928	1,360	1,983

Total	$102,590	$136,419	$100,952

	Year Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$26,653	$24,048	$21,422
Air Medical	11,395	10,208	8,466
Technical Services	172	83	167
Corporate	4,628	7,156	1,243

Total	$42,848	$41,495	$31,298

Assets
Oil and Gas	$643,384	$638,103
Air Medical	318,345	265,869
Technical Services	8,686	84,797
Corporate	202,908	159,125

Total	$1,173,323	$1,147,894

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Operating revenues:
United States	$699,298	$618,270	$527,945
International	157,202	28,416	11,681

Total	$856,500	$646,686	$539,626

Long-Lived Assets:
United States	$752,936	$723,977
International	32,536	25,524

Total	$785,472	$749,501

(14)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The condensed quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Thousands of dollars, except per share data)
Operating revenues	$178,968	$195,543	$200,762	$281,227
Gain (loss) on disposition of assets, net	25	(14,701)	(1,399)	(529)
Earnings before income taxes	14,730	32,525	24,212	18,674
Net earnings	8,838	19,516	13,777	16,825
Net earnings per share
Basic	0.57	1.26	0.89	1.09
Diluted	0.57	1.25	0.88	1.07

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Thousands of dollars, except per share data)
Operating revenues, net	$138,051	$160,554	$170,857	$177,224
Gain (loss) on disposition of assets, net	11	679	(701)	(306)
Earnings before income taxes	3,630	10,090	11,440	8,889
Net earnings	2,178	6,054	6,384	3,441
Net earnings per share
Basic	0.14	0.40	0.42	0.22
Diluted	0.14	0.39	0.41	0.22

(15)	VARIABLE INTEREST ENTITY

We account for our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of December 31, 2013, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the year ended December 31, 2013, we recorded a loss in equity of unconsolidated affiliate of $0.3 million relative to our 49% equity ownership. In addition, we had $3.5 million of Trade receivables and a $1.9 million accrued liabilities as of December 31, 2013 from PHIC. For the year ended December 31, 2012, we recorded a loss in equity of unconsolidated affiliate of $0.9 million relative to our 49% equity ownership. We had $3.6 million of Trade receivables and a $1.0 million Note receivable outstanding as of December 31, 2012 from PHIC. The Note receivable was included in Other assets on our Condensed Consolidated Balance Sheet. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheet and was $-0- million and ($0.8) million at December 31, 2013 and December 31, 2012, respectively. Included in Operating revenues for the years ended December 31, 2013 and December 31, 2012 is $2.0 million and $7.6 million of revenues from services provided to PHIC, respectively.

(16)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION – GUARANTOR SUBSIDIARIES

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$52	$882	$—	$934
Short-term investments	85,916	—	—	85,916
Accounts receivable – net	83,988	89,732	—	173,720
Intercompany receivable	129,026	—	(129,026)	—
Inventories of spare parts – net	71,023	114	—	71,137
Prepaid expenses	6,441	1,916	—	8,357
Deferred income taxes	12,723	—	—	12,723
Income taxes receivable	1,361	510	—	1,871

Total current assets	390,530	93,154	(129,026)	354,658
Investment in subsidiaries	112,273	—	(112,273)	—
Property and equipment, net	579,369	206,103	—	785,472
Restricted investments	14,685	—	—	14,685
Other assets	19,111	(603)	—	18,508

Total assets	$1,115,968	$298,654	$(241,299)	$1,173,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,232	$5,642	$—	$36,874
Accrued liabilities	31,330	23,201	—	54,531
Intercompany payable	—	129,026	(129,026)	—

Total current liabilities	62,562	157,869	(129,026)	91,405
Long-term debt	379,000	—	—	379,000
Deferred income taxes and other long-term liabilities	114,441	28,512	—	142,953
Shareholders’ Equity:
Common stock and paid-in capital	298,480	2,674	(2,674)	298,480
Accumulated other comprehensive loss	(24)	—	—	(24)
Retained earnings	261,509	109,599	(109,599)	261,509

Total shareholders’ equity	559,965	112,273	(112,273)	559,965

Total liabilities and shareholders’ equity	$1,115,968	$298,654	$(241,299)	$1,173,323

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$564,445	$292,055	$—	$856,500
Expenses:
Direct expenses	468,321	244,769	—	713,090
Selling, general, and administrative expenses	29,885	8,935	—	38,820
Management fees	(11,682)	11,682	—	—

Total operating expenses	486,524	265,386	—	751,910
(Gain) on disposition of assets, net	(16,585)	(19)	—	(16,604)
Impairment of assets	1,227	421	—	1,648
Equity in loss of unconsolidated affiliate	262	—	—	262

Operating income	93,017	26,267	—	119,284
Equity in net earnings of consolidated subsidiaries	(15,567)	—	15,567	—
Interest expense	29,434	322	—	29,756
Other income, net	(613)	—	—	(613)

	13,254	322	15,567	29,413

Earnings before income taxes	79,763	25,945	(15,567)	90,141
Income tax expense	20,807	10,378	—	31,185

Net earnings	$58,956	$15,567	$(15,567)	$58,956

	For the year ended December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$415,740	$230,946	$—	$646,686
Expenses:
Direct expenses	355,689	187,835	—	543,524
Selling, general, and administrative expenses	31,384	7,667	—	39,051
Management fees	(9,238)	9,238	—	—

Total operating expenses	377,835	204,740	—	582,575
Loss on disposition of assets, net	317	—	—	317
Equity in loss of unconsolidated affiliate	863	—	—	863

Operating income	36,725	26,206	—	62,931
Equity in net earnings of consolidated subsidiaries	(15,714)	—	15,714	—
Interest expense	29,518	15	—	29,533
Other (income) expense, net	(651)	—	—	(651)

	13,153	15	15,714	28,882

Earnings before income taxes	23,572	26,191	(15,714)	34,049
Income tax expense	5,515	10,477	—	15,992

Net earnings	$18,057	$15,714	$(15,714)	$18,057

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$479,879	$59,747	$—	$539,626
Expenses:
Direct expenses	423,614	46,126	—	469,740
Selling, general, and administrative expenses	32,934	1,435	—	34,369
Management fees	(2,390)	2,390	—	—

Total operating expenses	454,158	49,951	—	504,109
Loss on disposition of assets, net	302	—	—	302

Operating income	25,419	9,796	—	35,215
Equity in net earnings of consolidated subsidiaries	(5,878)	—	5,878	—
Interest expense	27,974	—	—	27,974
Other (income) expense, net	(845)	—	—	(845)

	21,251	—	5,878	27,129

Earnings before income taxes	4,168	9,796	(5,878)	8,086
Income tax expense	(684)	3,918	—	3,234

Net earnings	$4,852	$5,878	$(5,878)	$4,852

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the year ended December 31, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$58,956	$15,567	$(15,567)	$58,956
Unrealized gain on short-term investments	44	—	—	44
Changes in pension plan assets and benefit obligations	(2)	—	—	(2)
Tax impact	(15)	—	—	(15)

	$58,983	$15,567	$(15,567)	$58,983

	For the year ended December 31, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$18,057	$15,714	$(15,714)	$18,057
Unrealized gain on short-term investments	92	—	—	92
Changes in pension plan assets and benefit obligations	(22)	—	—	(22)
Tax impact	(28)	—	—	(28)

	$18,099	$15,714	$(15,714)	$18,099

	For the year ended December 31, 2011
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$4,852	$5,878	$(5,878)	$4,852
Unrealized gain on short-term investments	135	—	—	135
Changes in pension plan assets and benefit obligations	(20)	—	—	(20)
Tax impact	(46)	—	—	(46)

	$4,921	$5,878	$(5,878)	$4,921

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$106,511	$(1,415)	$—	$105,096
Investing activities:
Purchase of property and equipment	(102,726)	—	—	(102,726)
Proceeds from asset dispositions	42,197	—	—	42,197
Purchase of short-term investments	(375,503)	—	—	(375,503)
Proceeds from sale of short-term investments	338,970	—	—	338,970
Payments of deposits on aircraft	(9,318)	—	—	(9,318)
Refunds on deposits on aircraft	8,161	—	—	8,161

Net cash used in investing activities	(98,219)	—	—	(98,219)

Financing activities:
Repurchase of common stock	(1,037)			(1,037)
Proceeds on line of credit	164,771	—	—	164,771
Payments on line of credit	(172,526)	—	—	(172,526)

Net cash provided by financing activities	(8,792)	—	—	(8,792)

(Decrease) increase in cash	(500)	(1,415)	—	(1,915)
Cash, beginning of year	552	2,297	—	2,849

Cash, end of year	$52	$882	$—	$934

	For the year ended December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$49,031	$1,519	$—	$50,550
Investing activities:
Purchase of property and equipment	(128,475)	—	—	(128,475)
Proceeds from asset dispositions	11,302	—	—	11,302
Purchase of short-term investments	(216,265)	—	—	(216,265)
Proceeds from sale of short-term investments	249,041	—	—	249,041
Payments of deposits on aircraft	(8,717)	—	—	(8,717)
Refunds on deposits on aircraft	2,500	—	—	2,500
Loan to unconsolidated affiliate	(975)	—	—	(975)
Other	(50)	—	—	(50)

Net cash used in investing activities	(91,639)	—	—	(91,639)

Financing activities:
Repurchase of common stock	(1,861)			(1,861)
Proceeds on line of credit	127,323	—	—	127,323
Payments on line of credit	(86,615)	—	—	(86,615)

Net cash provided by financing activities	38,847	—	—	38,847

(Decrease) increase in cash	(3,761)	1,519	—	(2,242)
Cash, beginning of year	4,313	778	—	5,091

Cash, end of year	$552	$2,297	$—	$2,849

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2011
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$30,245	$107	$—	$30,352
Investing activities:
Purchase of property and equipment	(91,028)	—	—	(91,028)
Proceeds from asset dispositions	6,852	—	—	6,852
Purchase of short-term investments	(234,631)	—	—	(234,631)
Proceeds from sale of short-term investments	282,743	—	—	282,743
Payments of deposits on aircraft	(13,798)	—	—	(13,798)
Refunds on deposits on aircraft	6,000	—	—	6,000

Net cash used in investing activities	(43,862)	—	—	(43,862)

Financing activities:
Proceeds from line of credit	73,865	—	—	73,865
Payments on line of credit	(58,892)	—	—	(58,892)

Net cash provided by financing activities	14,973	—	—	14,973

Increase in cash	1,356	107	—	1,463
Cash, beginning of year	2,957	671	—	3,628

Cash, end of year	$4,313	$778	$—	$5,091

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the last quarter of 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective under those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2013. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

February 28, 2014

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

Other information concerning directors, executive officers, and corporate governance required by this item will be included in our definitive information statement furnished in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our definitive information statement furnished in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our definitive information statement furnished in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our definitive information statement furnished in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be included in our definitive information statement furnished in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
1. Financial Statements
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets – December 31, 2013 and December 31, 2012	39
Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012, and December 31, 2011	40
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011	41
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011	42
Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011	43
Notes to Consolidated Financial Statements	44

2. Financial Statement Schedules
Schedule II – Valuation and Qualifying accounts for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	77

3.	Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2008, filed August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed November 8, 2013).

4.2	Indenture dated as of September 23, 2010 by and among PHI, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed on September 23, 2010).

4.3	Form of 8.625% Senior Note due 2018 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on September 23, 2010).

10.1†	Senior Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10- Q for the quarterly period ended March 31, 2011, filed May 9, 2011).

10.2†	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.3†	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.4†	Form of PHI, Inc. Restricted Stock Unit Agreement under the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.5†	Amendment No. 1 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.6†	Amendment No. 2 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.7†	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.8†	Form of Indemnity Agreement dated November 4, 2011 between PHI, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 7, 2011).

10.9†	Form of Restricted Stock Unit Agreement under the Amended and Restricted Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan between PHI, Inc. and Al A. Gonsoulin dated as of November 4, 2011 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 7, 2011).

10.10†	Terms of Employment of Trudy M. McConnaughhay, dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q filed on November 5, 2012).

10.11	Agreement, Release and Waiver by and between Michael J. McCann and the Company dated as of November 2, 2012 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q filed on November 5, 2012).

10.12	Consulting Agreement by and between Michael J. McCann and the Company dated as of November 2, 2012 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q filed on November 5, 2012).

10.13†	PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

10.14†	Form of Time-Vested Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

10.15†	Form of Performance-Based Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

21*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

PHI, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Consolidated Accounts

(Thousands of dollars)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Year ended December 31, 2013:
Allowance for doubtful accounts	$50	$951	$—	$1,001
Allowance for inventory	12,361	—	69	12,292
Allowance for contractual discounts	50,389	312,927	288,605	74,711
Allowance for uncompensated care	52,168	71,011	76,792	46,387
Year ended December 31, 2012:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	12,319	42	—	12,361
Allowance for contractual discounts	39,591	258,889	248,091	50,389
Allowance for uncompensated care	37,734	69,910	55,476	52,168
Year ended December 31, 2011:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	11,409	910	—	12,319
Allowance for contractual discounts	34,717	217,170	212,296	39,591
Allowance for uncompensated care	39,281	37,178	38,725	37,734

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

PHI, INC.

By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin	Chairman of the Board	February 28, 2014
Al A. Gonsoulin	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Lance F. Bospflug	Director	February 28, 2014
Lance F. Bospflug

/s/ Didier Keller	Director	February 28, 2014
Didier Keller

/s/ Thomas H. Murphy	Director	February 28, 2014
Thomas H. Murphy

/s/ Richard H. Matzke	Director	February 28, 2014
Richard H. Matzke

/s/ C. Russell Luigs	Director	February 28, 2014
C. Russell Luigs

/s/ Trudy McConnaughhay	Chief Financial Officer	February 28, 2014
Trudy McConnaughhay	(Principal Financial and Accounting Officer)