Form 10-Q
period 2014-03-31
PHI INC
filed 2014-05-09
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,576,154 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash	$9,336	$934
Short-term investments	141,473	85,916
Accounts receivable – net
Trade	169,635	172,538
Other	2,047	1,182
Inventories of spare parts – net	72,193	71,137
Prepaid expenses	9,660	8,357
Deferred income taxes	12,723	12,723
Income taxes receivable	1,871	1,871

Total current assets	418,938	354,658
Property and equipment – net	834,408	785,472
Restricted investments	14,685	14,685
Other assets	24,504	18,508

Total assets	$1,292,535	$1,173,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,818	$36,874
Short-term debt	7,429	—
Accrued and other current liabilities	38,489	54,531

Total current liabilities	98,736	91,405
Long-term debt	500,000	379,000
Deferred income taxes	122,804	127,357
Other long-term liabilities	15,830	15,596
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shared issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,574,560 and 12,567,879 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,258	1,257
Additional paid-in capital	297,444	296,932
Accumulated other comprehensive loss	(16)	(24)
Retained earnings	256,188	261,509

Total shareholders’ equity	555,165	559,965

Total liabilities and shareholders’ equity	$1,292,535	$1,173,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended
	March 31,
	2014	2013
Operating revenues, net	$197,071	$178,968
Expenses:
Direct expenses	158,653	148,203
Selling, general and administrative expenses	9,328	8,266

Total operating expenses	167,981	156,469
Loss on disposal of assets, net	1,073	25
Equity in loss of unconsolidated affiliate	41	487

Operating income	27,976	21,987
Interest expense	7,364	7,409
Loss on debt extinguishment	29,216	—
Other income, net	(91)	(152)

	36,489	7,257

(Loss) earnings before income taxes	(8,513)	14,730
Income tax (benefit) expense	(3,192)	5,892

Net (loss) earnings	$(5,321)	$8,838

Weighted average shares outstanding:
Basic	15,480	15,474
Diluted	15,480	15,502
Net (loss) earnings per share:
Basic	$(0.34)	$0.57
Diluted	$(0.34)	$0.57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended
	March 31,
	2014	2013
Net (loss) earnings	$(5,321)	$8,838
Unrealized gain on short-term investments	14	32
Changes in pension plan assets and benefit obligations	(1)	(7)
Tax effect	(5)	(10)

Total comprehensive income	$(5,313)	$8,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in	Accumulated Other Com- prehensive	Retained	Total Share- Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2012	2,853	$285	12,565	$1,246	$295,582	$(51)	$202,553	$499,615
Net earnings	—	—	—	—	—	—	8,838	8,838
Unrealized gain on short-term investments	—	—	—	—	—	19	—	19
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(4)	—	(4)
Amortization of unearned stock-based compensation	—	—	—	—	400	—	—	400
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	4	17	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(1)	(6)	(59)	—	—	(65)
Issuance of voting common stock (upon vesting of restricted stock units)	84	9	—	—	—	—	—	9
Cancellation of restricted voting stock units for tax withholdings on vested shares	(31)	(3)	—	—	(994)	—	—	(997)

Balance at March 31, 2013	2,906	$291	12,568	$1,257	$294,929	$(36)	$211,391	$507,832

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in	Accumulated Other Com- prehensive	Retained	Total Share- Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965
Net loss	—	—	—	—	—	—	(5,321)	(5,321)
Unrealized gain on short-term investments	—	—	—	—	—	8	—	8
Changes in pension plan assets and benefit obligations	—	—	—	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	688	—	—	688
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	11	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(176)	—	—	(176)

Balance at March 31, 2014	2,906	$291	12,575	$1,258	$297,444	$(16)	$256,188	$555,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net (loss) earnings	$(5,321)	$8,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,363	10,101
Deferred income taxes	(4,559)	5,892
Loss on asset dispositions	1,073	25
Equity in loss of unconsolidated affiliate	41	487
Loss on debt extinguishment	29,216	—
Other	—	(53)
Changes in operating assets and liabilities	(25,691)	4,813

Net cash provided by operating activities	6,122	30,103

Investing activities:
Purchase of property and equipment	(38,746)	(24,936)
Proceeds from asset dispositions	2,994	200
Purchase of short-term investments	(140,551)	(70,608)
Proceeds from sale of short-term investments	84,692	75,025
Refund on deposits on aircraft	3,926	—
Payments of deposits on aircraft	(6,499)	(419)

Net cash used in investing activities	(94,184)	(20,738)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—
Premium and costs to retire debt early	(26,132)	—
Repayment of Senior Notes due 2018	(292,571)	—
Debt Issuance costs	(5,657)	—
Proceeds from line of credit	95,500	2,400
Payments on line of credit	(174,500)	(10,000)
Repurchase of common stock	(176)	(1,037)

Net cash provided by (used in) financing activities	96,464	(8,637)

Increase in cash	8,402	728
Cash, beginning of period	934	2,849

Cash, end of period	$9,336	$3,577

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$11,280	$733

Income taxes	$13	$12

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$24,717	$82

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the accompanying notes.

The Company’s financial results, particularly as they relate to the Company’s Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

2. INVESTMENTS

We classify all of our short-term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive loss, which is a separate component of shareholders’ equity in our Condensed Consolidated Balance Sheets. These unrealized gains and losses are also reflected in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Shareholders’ Equity. Cost, gains, and losses are determined using the specific identification method.

Investments consisted of the following as of March 31, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$77,130	$—	$—	$77,130
Municipal bonds and notes	1,500	2	—	1,502
Corporate bonds and notes	77,477	79	(30)	77,526

Subtotal	156,107	81	(30)	156,158
Deferred compensation plan assets included in other assets	2,271	—	—	2,271

Total	$158,378	$81	$(30)	$158,429

Investments consisted of the following as of December 31, 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Short-term investments:
Money Market Mutual Funds	$18,470	$—	$—	$18,470
Commercial Paper	2,999	—	—	2,999
Municipal bonds and notes	1,500	—	(1)	1,499
Corporate bonds and notes	77,595	67	(29)	77,633

Subtotal	100,564	67	(30)	100,601
Deferred compensation plan assets included in other assets	2,109	—	—	2,109

Total	$102,673	$67	$(30)	$102,710

$14.7 million of our investments at March 31, 2014 and December 31, 2013 are long-term and included in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	March 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$37,811	$37,849	$32,536	$32,538
Due within two years	41,166	41,179	49,558	49,593

Total	$78,977	$79,028	$82,094	$82,131

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	March 31, 2014		December 31, 2013
	Average	Average	Average	Average
	Coupon	Days To	Coupon	Days To
	Rate (%)	Maturity	Rate (%)	Maturity
Commercial Paper	—	—	0.150	86
Municipal bonds and notes	0.528	409	0.528	499
Corporate bonds and notes	2.032	638	2.134	390

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Municipal bonds and notes	$—	$—	$1,499	$(1)
Corporate bonds and notes	30,332	(30)	34,772	(29)

Total	$30,332	$(30)	$36,271	$(30)

As of March 31, 2014 and December 31, 2013, we had no investments in a continuous unrealized loss position for more than twelve months.

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2014 or December 31, 2013. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether we intend to sell, or it is more likely than not we will be required to sell, the debt security before recovery of its amortized costs. Further, if we do not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). We have determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2014.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We have established an allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $1.0 million at March 31, 2014 and December 31, 2013.

Revenues related to emergency flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $76.0 million and $74.7 million as of March 31, 2014 and December 31, 2013, respectively. The allowance for uncompensated care was $43.9 million and $46.4 million as of March 31, 2014 and December 31, 2013, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.4 million and $1.8 million for the quarters ended March 31, 2014 and 2013, respectively. The estimated cost of providing charity services was $0.6 million and $0.7 million for the quarters ended March 31, 2014 and 2013, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross accounts receivable are as follows:

	March 31,	December 31,
	2014	2013
Gross Air Medical segment accounts receivable	100%	100%
Allowance for Contractual Discounts	45%	44%
Allowance for Uncompensated Care	26%	27%

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

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $12.6 million and $12.3 million at March 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2014
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$77,130	$77,130	$—
Municipal bonds and notes	1,502	—	1,502
Corporate bonds and notes	77,526	—	77,526

	156,158	77,130	79,028
Deferred compensation plan assets	2,271	2,271	—

Total	$158,429	$79,401	$79,028

		December 31, 2013
	Total	(Level 1)	(Level 2)
Short-term investments:
Money Market Mutual Funds	$18,470	$18,470	$—
Commercial Paper	2,999	—	2,999
Municipal bonds and notes	1,499	—	1,499
Corporate bonds and notes	77,633	—	77,633

	100,601	18,470	82,131
Deferred compensation plan assets	2,109	2,109	—

Total	$102,710	$20,579	$82,131

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

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility all had fair values approximating their carrying amounts at March 31, 2014 and December 31, 2013. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $515.8 million and $323.3 million at March 31, 2014 and December 31, 2013, respectively.

5. DEBT

Senior Notes - During the quarter ended March 31, 2014, we issued $500 million of 5.25% Senior Notes due March 2019 in a private placement under the Securities Act of 1933. Proceeds were approximately $494 million, net of fees and expenses, and a portion of these proceeds were used to retire on March 17, 2014 $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We subsequently redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014, we recorded a pretax charge of $29.2 million in the quarter ended March 31, 2014, which consisted of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We will record a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. The tax benefit related to our repurchase of 8.625% Senior Notes in March 2014 was $11.0 million.

Our newly-issued 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by the each of PHI’s domestic subsidiaries, and are the general, unsecured obligations of PHI and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2014. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2016 at specified redemption prices. Prior to that time, PHI has the option to redeem some or all of the 2019 Notes pursuant to certain “make-whole” provisions or to redeem a portion of the 2019 Notes with the net proceeds of certain specified equity offerings. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.

The components of long-term debt as of are as follows:

	March 31,	December 31,
	2014	2013
	(Thousands of dollars)
Senior Notes dated March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$—
Senior Notes dated September 23, 2010, interest only payable semi-annually at 8.625% maturing October 15, 2018	7,429	300,000
Revolving Credit Facility due September 1, 2015 with a group of commercial banks, interest payable at variable rates	—	79,000

Total debt	507,429	379,000
Less: Short-term debt	(7,429)	—

Total long-term debt	$500,000	$379,000

Revolving Credit Facility – On September 18, 2013, we restated and amended our revolving credit facility to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date to September 1, 2015.

On March 5, 2014, we amended our revolving credit facility (a) to grant consent from the lender to the tender offer for the 8.625% Senior Notes, (b) to grant consent from the lender for the offering and issuance of the above-referenced $500 million of 5.25% Senior Notes due 2019, (c) to permit us to sell and leaseback certain heavy aircraft, and (d) to change the funded debt to consolidated net worth ratio to be net funded debt to consolidated net worth. The amended ratio has a ceiling of 1.5 to 1.

For additional information on our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt” included in Part I, Item 2, of this report.

Other – We maintain a separate letter of credit facility that had $14.7 million in letters of credit outstanding at March 31, 2014 and December 31, 2013.

Cash paid to fund interest expense was $11.3 million for the quarter ended March 31, 2014 and $0.7 million for the quarter ended March 31, 2013. Included in the 2014 interest expense is $10.7 million of interest expense paid for the 8.625% Senior Notes that we purchased on March 17, 2014.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter ended March 31, are as follows:

	2014	2013
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,480	15,474
Dilutive effect of restricted stock units	—	28

Weighted average outstanding shares of common stock, diluted	15,480	15,502

Restricted stock units were excluded from the “Weighted average outstanding shares of common stock, diluted” for the three months ended March 31, 2014 because the net loss with respect to such shares for such quarter is anti-dilutive.

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(Thousands of dollars)
Stock-based compensation expense
Time-based restricted stock units	$127	$109
Performance-based restricted stock units	561	291

Total stock-based compensation expense	$688	$400

During the quarter ended March 31, 2014, we awarded 20,364 time-based restricted stock units to managerial employees.

8. ASSET DISPOSALS AND IMPAIRMENTS

During the first quarter of 2014, we sold two light aircraft previously utilized in our Air Medical segment and two fixed wing aircraft utilized in our Oil and Gas segment. Cash proceeds totaled $3.0 million, resulting in a loss on the sale of these assets of $1.1 million. These aircraft no longer met our strategic needs.

9. COMMITMENTS AND CONTINGENCIES

Commitments – In 2013, we executed a contract to purchase six new heavy helicopters for our Oil and Gas segment, with deliveries scheduled throughout 2014, with an option to purchase six additional heavy aircraft for delivery in 2015 and 2016. One aircraft was delivered in the first quarter of 2014. In the first quarter of 2014, we exercised our option to purchase six additional new heavy helicopters for our Oil and Gas segment with deliveries scheduled in 2015 and 2016.

Total aircraft deposits of $15.9 million were included in Other Assets as of March 31, 2014. This amount represents deposits paid by us as required under aircraft purchase contracts.

As of March 31, 2014, we had options to purchase aircraft under lease becoming exercisable in 2014 through 2019. The aggregate option purchase prices are $88.9 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of March 31, 2014 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites, and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites. Based upon our working relationships and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

Legal Matters – We are named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, after considering available defenses and any insurance coverage or indemnification rights, the amount of the liability with respect to these actions will not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

At March 31, 2014, we had approximately $251.5 million in aggregate commitments under operating leases of which approximately $36.2 million is payable through December 31, 2014. The total lease commitments include $234.1 million for aircraft and $17.4 million for facility lease commitments.

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

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. We currently operate 168 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended March 31, 2014 and 2013, approximately 64% and 63%, respectively, of our total operating revenues were generated by our Oil and Gas segment.

Air Medical Segment. Our Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to our Air Medical segment.

As of March 31, 2014, 101 aircraft were assigned to our Air Medical segment. We currently operate approximately 92 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 72 separate locations. We also provide air medical transportation services for a customer in the Middle East. For this program, we have deployed nine aircraft at six locations, with seven aircraft under contract as of March 31, 2014. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the hospital to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended March 31, 2014 and 2013, approximately 34% and 35% of our total operating revenues were generated by our Air Medical segment, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by Medicaid, Medicare or private insurance or directly by the transported patient. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of Medicaid, Medicare, insurance and self-pay). Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $76.0 million and $57.5 million as of March 31, 2014 and March 31, 2013, respectively. The allowance for uncompensated care was $43.9 million and $49.3 million as of March 31, 2014 and March 31, 2013, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross billings are as follows:

	Revenue
	Quarter Ended
	March 31,
	2014	2013
Gross Air Medical segment billings	100%	100%
Provision for contractual discounts	69%	59%
Provision for uncompensated care	3%	10%

These percentages are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2014	2013
Insurance	70%	72%
Medicare	20%	20%
Medicaid	8%	7%
Self-Pay	2%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 42% and 39% of the segment’s revenues for the quarters ended March 31, 2014 and 2013, respectively.

Technical Services Segment. Our Technical Services segment provides helicopter repair and overhaul services for our customers that own their own aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost.

Approximately 2% of our total operating revenues for the quarters ended March 31, 2014 and March 31, 2013 were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2014 and 2013 is as follows:

	Quarter Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$125,975	$112,831
Air Medical	67,952	63,387
Technical Services	3,144	2,750

Total operating revenues	197,071	178,968

Segment direct expenses (1)
Oil and Gas (2)	97,374	92,873
Air Medical	59,379	53,996
Technical Services	1,941	1,821

Total segment direct expenses	158,694	148,690
Segment selling, general and administrative expenses
Oil and Gas	1,034	913
Air Medical	2,153	1,840
Technical Services	2	—

Total selling, general and administrative expenses	3,189	2,753

Total direct and selling, general and administrative expenses	161,883	151,443

Net segment profit
Oil and Gas	27,567	19,045
Air Medical	6,420	7,551
Technical Services	1,201	929

Total net segment profit	35,188	27,525
Other, net (3)	(982)	127
Unallocated selling, general and administrative costs (1)	(6,139)	(5,513)
Interest expense	(7,364)	(7,409)
Loss on debt extinguishment	(29,216)	—

(Loss) earnings before income taxes	$(8,513)	$14,730

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Quarter Ended
	March 31,
	2014	2013
Oil and Gas	$6,853	$6,489
Air Medical	3,076	2,666
Technical Services	87	19

Total	$10,016	$9,175

Unallocated SG&A	$1,347	$756

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of March 31, 2014, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the three months ended March 31, 2014 and 2013, we recorded a loss in equity of unconsolidated affiliate of less than $0.1 million and $0.5 million relative to our 49% equity ownership, respectively. In addition, we had $3.5 million of trade receivables and $1.9 million of accrued liabilities as of March 31, 2014 from PHIC. The trade receivables are included in Accounts receivable—trade on our Condensed Consolidated Balance Sheets. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $-0- million at March 31, 2014 and December 31, 2013.

12. OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented in the Condensed Consolidated Statements of Comprehensive Income.

13. SUBSEQUENT EVENTS

On April 16, 2014, following our purchase in March 2014 of substantially all of our previously outstanding 8.625% Senior Notes, we redeemed the remaining $7.4 million of 8.625% Senior Notes outstanding at a redemption price of 108.3% of the face amount plus accrued interest. We will record a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed further in Note 5, on March 17, 2014, PHI, Inc. issued $500 million of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	March 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$7,379	$1,957	$—	$9,336
Short-term investments	141,473	—	—	141,473
Accounts receivable – net	88,811	82,871	—	171,682
Intercompany receivable	140,239	—	(140,239)	—
Inventories of spare parts – net	72,086	107	—	72,193
Prepaid expenses	7,328	2,332	—	9,660
Deferred income taxes	12,723	—	—	12,723
Income taxes receivable	1,361	510	—	1,871

Total current assets	471,400	87,777	(140,239)	418,938
Investment in subsidiaries	115,008	—	(115,008)	—
Property and equipment – net	612,255	222,153	—	834,408
Restricted investments	14,685	—	—	14,685
Other assets	24,738	(234)	—	24,504

Total assets	$1,238,086	$309,696	$(255,247)	$1,292,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,775	$6,043	$—	$52,818
Short-term debt	7,429	—	—	7,429
Accrued and other current liabilities	19,111	19,378	—	38,489
Intercompany payable	—	140,239	(140,239)	—

Total current liabilities	73,315	165,660	(140,239)	98,736
Long-term debt	500,000	—	—	500,000
Deferred income taxes and other long-term liabilities	109,606	29,028	—	138,634
Shareholders’ Equity:
Common stock and paid-in capital	298,993	2,674	(2,674)	298,993
Accumulated other comprehensive loss	(16)	—	—	(16)
Retained earnings	256,188	112,334	(112,334)	256,188

Total shareholders’ equity	555,165	115,008	(115,008)	555,165

Total liabilities and shareholders’ equity	$1,238,086	$309,696	$(255,247)	$1,293,535

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$124,354	$72,717	$—	$197,071
Expenses:
Direct expenses	96,426	62,227	—	158,653
Selling, general and administrative expenses	7,081	2,247	—	9,328
Management fees	(2,909)	2,909	—	—

Total operating expenses	100,598	67,383	—	167,981
Loss on disposal of assets, net	115	958	—	1,073
Equity in loss of unconsolidated affiliate	41	—	—	41

Operating income	23,600	4,376	—	27,976
Equity in net income of consolidated subsidiaries	(2,735)	—	2,735	—
Interest expense	7,364	—	—	7,364
Loss on debt extinguishment	29,216	—	—	29,216
Other income, net	(91)	—	—	(91)

	33,754	—	2,735	36,489

(Loss) earnings before income taxes	(10,154)	4,376	(2,735)	(8,513)
Income tax (benefit) expense	(4,833)	1,641	—	(3,192)

Net (loss) earnings	$(5,321)	$2,735	$(2,735)	$(5,321)

	For the quarter ended March 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$112,485	$66,483	$—	$178,968
Expenses:
Direct expenses	90,885	57,318	—	148,203
Selling, general and administrative expenses	6,333	1,933	—	8,266
Management fees	(2,659)	2,659	—	—

Total operating expenses	94,559	61,910	—	156,469
Loss on disposal of assets, net	25	—	—	25
Equity in loss of unconsolidated affiliate	487	—	—	487

Operating income	17,414	4,573	—	21,987
Equity in net income of consolidated subsidiaries	(2,744)	—	2,744	—
Interest expense	7,409	—	—	7,409
Other income, net	(152)	—	—	(152)

	4,513	—	2,744	7,257

Earnings before income taxes	12,901	4,573	(2,744)	14,730
Income tax expense	4,063	1,829	—	5,892

Net earnings	$8,838	$2,744	$(2,744)	$8,838

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(5,321)	$2,735	$(2,735)	$(5,321)
Unrealized gain on short-term investments	14	—	—	14
Changes in pension plan assets and benefit obligations	(1)	—	—	(1)
Tax effect	(5)	—	—	(5)

	$(5,313)	$2,735	$(2,735)	$(5,313)

	For the quarter ended March 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings (loss)	$8,838	$2,744	$(2,744)	$8,838
Unrealized gain on short-term investments	32	—	—	32
Changes in pension plan assets and benefit obligations	(7)	—	—	(7)
Tax effect	(10)	—	—	(10)

	$8,853	$2,744	$(2,744)	$8,853

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the three months ended March 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$5,047	$1,075	$—	$6,122
Investing activities:
Purchase of property and equipment	(38,746)	—	—	(38,746)
Proceeds from asset dispositions	2,994	—	—	2,994
Purchase of short-term investments	(140,551)	—	—	(140,551)
Proceeds from sale of short-term investments	84,692	—	—	84,692
Refund of deposits on aircraft	3,926	—	—	3,926
Payments of deposits on aircraft	(6,499)	—	—	(6,499)

Net cash used in investing activities	(94,184)	—	—	(94,184)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—	500,000
Premium and costs to retire debt early	(26,132)	—	—	(26,132)
Repayment of Senior Notes due 2018	(292,571)	—	—	(292,571)
Debt issuance costs	(5,657)	—	—	(5,657)
Proceeds from line of credit	95,500	—	—	95,500
Payments on line of credit	(174,500)	—	—	(174,500)
Repurchase of common stock for payroll tax withholding requirements	(176)	—	—	(176)

Net cash provided by financing activities	96,464	—	—	96,464

Increase in cash	7,327	1,075	—	8,402
Cash, beginning of period	52	882	—	934

Cash, end of period	$7,379	$1,957	$—	$9,336

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$31,082	$(979)	$—	$30,103
Investing activities:
Purchase of property and equipment	(24,936)	—	—	(24,936)
Proceeds from asset dispositions	200	—	—	200
Payments of deposits on aircraft	(419)	—	—	(419)
Proceeds from short-term investments, net	4,417	—	—	4,417

Net cash used in investing activities	(20,738)	—	—	(20,738)

Financing activities:
Repurchase of common stock	(1,037)	—	—	(1,037)
Proceeds from line of credit	2,400	—	—	2,400
Payments on line of credit	(10,000)	—	—	(10,000)

Net cash used in financing activities	(8,637)	—	—	(8,637)

Increase (decrease) in cash	1,707	(979)	—	728
Cash, beginning of period	552	2,297	—	2,849

Cash, end of period	$2,259	$1,318	$—	$3,577

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2013, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: any reduction in demand for our services due to volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico generally, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft from our suppliers, and the availability of capital or lease financing to acquire such aircraft; the availability of adequate insurance; weather conditions and seasonal factors, including reduced daylight hours, tropical storms and hurricanes; unexpected variances in flight hours; the adverse impact of customers terminating or reducing our services; the impact of current or future governmental regulations, including but not limited to the impact of new and pending healthcare legislation and regulations and regulations issued or actions taken by the Federal Aviation Administration; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; operating hazards; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; and general economic conditions and adverse market events. For a more detailed description of risks, see the “Risk Factors” section in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013, as updated by our subsequently filed quarterly reports on Form 10-Q (“SEC Filings”). All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As described further in Note 10, we are primarily a provider of helicopter services, and derive most of our revenue from helicopter transport services provided to the oil and gas industry and medical industry. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. As the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, as deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. Our traditional provider programs are typically billed at a fixed monthly contractual rate plus a variable rate for the flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 42%, 39%, 22% and 20% of the segment’s revenues for the three months ended March 31, 2014, and the years ended December 31, 2013, 2012 and 2011, respectively, and we anticipate that this percentage will continue to increase during 2014 as a result of our implementation of new projects. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages and we may not be able to recover all of these costs increases through rate increases.

Overview

Outlook - Our Oil and Gas segment continues to improve with additional deepwater drilling activity by our customers, which has increased the demand for our higher-margin medium and heavy aircraft services.

In our Air Medical segment, we expect segment profits to moderately improve in 2014 as the scope of our traditional provider programs continue to expand.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended March 31, 2014 and 2013.

	Quarter Ended March 31,		Favorable (Unfavorable)
	2014	2013
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$125,975	$112,831	$13,144
Air Medical	67,952	63,387	4,565
Technical Services	3,144	2,750	394

Total operating revenues	197,071	178,968	18,103
Segment direct expenses (1)
Oil and Gas (2)	97,374	92,873	(4,501)
Air Medical	59,379	53,996	(5,383)
Technical Services	1,941	1,821	(120)

Total segment direct expenses	158,694	148,690	(10,004)
Segment selling, general and administrative expenses
Oil and Gas	1,034	913	(121)
Air Medical	2,153	1,840	(313)
Technical Services	2	—	(2)

Total segment selling, general and administrative expenses	3,189	2,753	(436)

Total segment expenses	161,883	151,443	(10,440)
Net segment profit
Oil and Gas	27,567	19,045	8,522
Air Medical	6,420	7,551	(1,131)
Technical Services	1,201	929	272

Total net segment profit	35,188	27,525	7,663
Other, net (3)	(982)	127	(1,109)
Unallocated selling, general and administrative costs	(6,139)	(5,513)	(626)
Interest expense	(7,364)	(7,409)	45
Loss on debt extinguishment	(29,216)	—	(29,216)

(Loss) earnings before income taxes	(8,513)	14,730	(23,243)
Income tax (benefit) expense	(3,192)	5,892	9,084

Net (loss) earnings	$(5,321)	$8,838	$(14,159)

Flight hours:
Oil and Gas	25,388	26,826	(1,438)
Air Medical (1)	8,150	7,700	450
Technical Services	442	513	(71)

Total	33,980	35,039	(1,059)

Air Medical Transports (4)	4,105	4,106	(1)

Aircraft operated at period end:
Oil and Gas (5)	168	166
Air Medical (6)	101	98
Technical Services	6	6

Total (5) (6)	275	270

(1)	Flight hours include 2,328 flight hours associated with traditional provider contracts, compared to 2,271 flight hours in the prior year quarter.
(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income.
(4)	Represents individual patient transports for the period.
(5)	Includes eight aircraft as of March 31, 2014 and nine as of March 31, 2013 that were owned or leased by customers but operated by us.
(6)	Includes 13 aircraft as of March 31, 2014 and 2013 that were owned or leased by customers but operated by us.

Quarter Ended March 31, 2014 compared with Quarter Ended March 31, 2013

Combined Operations

Operating Revenues – Operating revenues for the three months ended March 31, 2014 were $197.1 million, compared to $179.0 million for the three months ended March 31, 2013, an increase of $18.1 million. Oil and Gas segment operating revenues increased $13.1 million for the quarter ended March 31, 2014, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours for these aircraft as well as incremental rate increases implemented over the past year. Operating revenues in our Air Medical segment increased $4.6 million due principally to increased revenues attributable to an expansion of our traditional provider operations, as well as increased revenues from our independent provider programs driven by an improvement in our payor mix and rate increases over the past year.

Total flight hours for the quarter ended March 31, 2014 were 33,980 compared to 35,039 for the quarter ended March 31, 2013. Oil and Gas segment flight hours decreased 1,438 hours, due principally to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours increased 450 hours from the quarter ended March 31, 2013, due to increased flight hours in our traditional provider programs. Individual patient transports in the Air Medical segment were 4,105 for the quarter ended March 31, 2014, compared to transports of 4,106 for the quarter ended March 31, 2013.

Direct Expenses – Direct operating expense was $158.7 million for the three months ended March 31, 2014, compared to $148.7 million for the three months ended March 31, 2013, an increase of $10.0 million, or 7%. Employee compensation expense increased $8.0 million (representing 48% of quarterly total direct expense) due to an increase of approximately 146 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 48% and 46% of total direct expense for the quarters ended March 31, 2014 and 2013, respectively. In addition, we experienced increases of $1.5 million in aircraft rent expense (representing 7% of quarterly total direct expense), increases of $0.8 million in aircraft depreciation (representing 5% of quarterly total direct expense), and increases of $0.3 million in property taxes due to additional aircraft added to the fleet (representing 2% of quarterly direct expense). We also experienced increases in aircraft operating costs, including aircraft spare parts costs of $0.2 million (representing 4% of quarterly total direct expense), and component repair costs of $0.7 million (representing 4% of quarterly total direct expense), primarily due to additional aircraft added to the fleet. Aircraft warranty costs decreased $1.2 million due to termination of the manufacturer’s warranty program for certain aircraft engines that are no longer being utilized. Other direct costs decreased $0.3 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $9.3 million for the three months ended March 31, 2014, compared to $8.3 million for the three months ended March 31, 2013. The $1.0 million increase was primarily attributable to increased employee compensation expense.

Loss on disposal of assets, net – Losses on asset dispositions were $1.1 million for the three months ended March 31, 2014, compared to a loss of less than $0.1 million for the three months ended March 31, 2013. This increase was primarily due to the first quarter 2014 sale of two light and two fixed wing aircraft that no longer met our strategic needs. See Note 8.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was less than $0.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. See Note 11.

Interest Expense – Interest expense was $7.4 million for the three months ended March 31, 2014 and March 31, 2013.

Loss on Debt Extinguishment – In the first quarter of 2014, we recorded a pre-tax charge of $29.2 million due to the early retirement of substantially all of our previously outstanding 8.625% Senior Notes pursuant to a tender offer that settled on March 17, 2014. This charge consists of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We will record a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. For more information, see Note 5.

Other income, net – Other income was $0.1 million for the three months ended March 31, 2014 compared to $0.2 million for the same period in 2013, and represents primarily interest income.

Income Taxes – Income tax benefit for the three months ended March 31, 2014 was $3.2 million compared to income tax expense of $5.9 million for the three months ended March 31, 2013. Our effective tax rate was 37.5% and 40% for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease in income tax expense is primarily attributable to the decrease in earnings before tax as a result of the extinguishment charges recorded related to the redemption of our 8.625% Senior Notes for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Net (Loss) Earnings – Net loss for the three months ended March 31, 2014 was $5.3 million compared to net earnings of $8.8 million for the three months ended March 31, 2013. Losses before income taxes for the three months ended March 31, 2014 was $8.5 million compared to earnings before income tax of $14.7 million for the same period in 2013. Losses per diluted share was $0.34 for the current quarter compared to earnings per diluted share of $0.57 for the prior year quarter. The decrease in earnings before taxes for the quarter ended March 31, 2014 is attributable to the pre-tax charge of $29.2 million related to the early retirement of our 8.625% Senior Notes, partially offset by increased profits in our Oil and Gas and Technical Services segments. We had 15.5 million weighted average diluted common shares outstanding during the three months ended March 31, 2014 and 2013.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $126.0 million for the three months ended March 31, 2014, compared to $112.8 million for the three months ended March 31, 2013, an increase of $13.1 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 25,388 for the current quarter compared to 26,826 for the same quarter in the prior year, a decrease of 1,438 flight hours. The decline in flight hours is attributable to lower flight hours for our light and medium aircraft, partially offset by increased flight hours for our heavy aircraft. The increase in revenue is primarily due to increased heavy aircraft flight revenues, primarily attributable to increased flight hours for these aircraft in the Gulf of Mexico, and incremental rate increases implemented over the past year.

The number of aircraft deployed in the segment was 168 at March 31, 2014 and 166 at March 31, 2013. We added eight new aircraft to our Oil and Gas segment since March 31, 2013, consisting of seven heavy and one fixed wing aircraft. We have sold or disposed of seven aircraft in the Oil and Gas segment since March 31, 2013, consisting of one light, two medium, two heavy , and two fixed wing aircraft. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $97.4 million for the three months ended March 31, 2014, compared to $92.9 million for the three months ended March 31, 2013, an increase of $4.5 million. Employee compensation expenses increased $2.8 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $1.9 million, aircraft depreciation of $0.4 million, and property taxes of $0.2 million due to the additional heavy aircraft added to the fleet. These increases were partially offset by decreases in aircraft warranty costs of $0.3 million due to termination of the manufacturer’s warranty program for certain aircraft, and aircraft fuel expense reductions of $0.5 million resulting from decreased flight hours and fuel prices.

Selling, general and administrative segment expenses were $1.0 million for the three months ended March 31, 2014 and $0.9 million for the three months ended March 31, 2013.

Oil and Gas segment profit was $27.6 million for the quarter ended March 31, 2014, compared to segment profit of $19.0 million for the quarter ended March 31, 2013. The increase in segment profit was due to increased revenues, which were only partially offset by increased direct expenses. These revenue increases are attributable to the above-described increase in heavy aircraft flight revenues.

Air Medical – Air Medical segment revenues were $67.9 million for the three months ended March 31, 2014, compared to $63.4 million for the three months ended March 31, 2013, an increase of $4.6 million, reflecting an expansion in the number of markets and customers served by our traditional provider programs. Patient transports were 4,105 for the three months ended March 31, 2014, compared to 4,106 for the same period in the prior year. Weather downturns also negatively impacted the number of transports in the three months ended March 31, 2014. Nonetheless, operating revenues in our independent provider programs increased $0.8 million due to improved payor mix, and rate increases implemented over the past year.

The number of aircraft in the segment at March 31, 2014 was 101 compared to 98 at March 31, 2013. Since March 31, 2013, we sold or disposed of four light and one medium aircraft in our Air Medical segment. We also added ten light aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $59.4 million for the three months ended March 31, 2014, compared to $54.0 million for the three months ended March 31, 2013, an increase of $5.4 million. Employee compensation expenses increased $5.4 million due to increases in personnel and compensation rate increases. There were also increases in aircraft insurance and aircraft depreciation of $0.2 million and $0.4 million, respectively, due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $0.1 million and component repair costs of $1.0 million. Other direct expense items increased by a net of $0.8 million. These increases were partially offset by a decrease in aircraft warranty costs of $0.9 million due to the termination of the manufacturer’s warranty program for certain aircraft. In addition, there was a decrease in cost of goods sold of $1.6 million due to certain costs attributable to our Middle East operations which are billed to our customer on a cost plus basis.

Selling, general and administrative segment expenses were $2.2 million for the three months ended March 31, 2014, compared to $1.8 million for the three months ended March 31, 2013. The $0.4 million increase was primarily due to an increase of $0.2 million in employee compensation expense, due to additional administrative personnel and compensation rate increases, as well as increased promotional expenses of $0.1 million and other additional expenses of $0.1 million.

Air Medical segment profit was $6.4 million for the quarter ended March 31, 2014, compared to a segment profit of $7.6 million for the quarter ended March 31, 2013. The decrease in profit is primarily attributable to the increased expenses described above. Aircraft operating expenses also increased due to additional aircraft added to the fleet. Weather turn downs also negatively impacted the segment. Although we did experience a decline in segment profits over the same period in 2013, we expect improved performance over the remainder of the year.

We commenced our Middle East operations in late 2012, and added five revenue-generating aircraft to these operations in 2013. We expect to add an eighth aircraft to these operations during the second half of 2014, at which time we expect the growth in revenues from this program will begin to level off, unless we and our customer agree to add additional aircraft.

Technical Services – Technical Services revenues were $3.1 million for the three months ended March 31, 2014, compared to $2.8 million for the three months ended March 31, 2013. Technical Services segment profit was $1.2 million for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013. Direct expenses increased $0.1 million compared to the prior year quarter.

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

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the funding of working capital needs, the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, and acquisition of equipment and inventory. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and proceeds from senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into operating leases to fund these acquisitions.

Cash Flow

Our cash position was $9.3 million at March 31, 2014, compared to $0.9 million at December 31, 2013. Short-term investments were $141.5 million at March 31, 2014, compared to $85.9 million at December 31, 2013. We also had $14.7 million in restricted investments at March 31, 2014 and December 31, 2013, securing outstanding letters of credit.

Operating activities – Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2014, compared to $30.1 million for the same period in 2013, a decrease of $24.0 million. The decrease in cash flow is primarily due to $5.5 million increase in staff bonuses paid in 2014 due to increased 2013 earnings, $6.5 million payment of accrued accounts payable, and $10.7 million payment of interest on our 8.625% Senior Notes. See the Long Term Debt section below for a further description. Net earnings, excluding the effects of non-cash items and the loss on debt extinguishment, contributed $31.7 million of cash flow for 2014, compared to $25.3 million for 2013, and increase of $6.4 million, primarily related to the increase in operating income.

Investing activities – Net cash used in investing activities was $94.2 million for the three months ended March 31, 2014, compared to $20.7 million cash used in investing activities for the same period in 2013. Purchases and sales of short-term investments used $55.9 million of cash during the three months ended March 31, 2014 compared to net cash provided of $4.4 million in the comparable prior year period. The increase in purchases of short-term investments results primarily from the investment of approximately $71.0 million of net proceeds of our March 2014 issuance of 5.25% Senior Notes remaining after the repurchase of our 8.625% Senior Notes , payment of related fees and costs, and the $91.9 million payoff of our credit facility balance. Gross proceeds from asset dispositions were $3.0 million for the three months ended March 31, 2014, compared to $.2 million for the same period in 2013. Capital expenditures were $38.7 million for the three months ended March 31, 2014, compared to $25.0 million for the same period in 2013. Capital expenditures for aircraft and aircraft improvements accounted for $36.7 million and $23.1 million of these totals for the three months ended 2014 and 2013, respectively. We purchased two medium aircraft and one heavy aircraft pursuant to lease purchase options in 2014. The purchases were financed using existing cash on hand and our revolving credit facility.

Financing activities – Financing activities include the issuance of $500 million of 5.25% Senior Notes on March 17, 2014, as further described below. Net proceeds of $494.9 million were used to repurchase $292.6 million of our $300 million outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer that also settled on March 17, 2014. Our total cost to repurchase those notes was $29.2 million, including the tender premium of $26.1 million and $3.2 million of unamortized issuance costs. We called for redemption on April 16, 2014 the remaining $7.4 million of 8.625% Senior Notes outstanding, at a redemption price of 108.30% of their face amount plus accrued interest. We had net payments of $79.0 million on our revolving credit facility in the three months ended March 31, 2014, compared to net payments of $7.6 million for the same period in 2013. A portion of the proceeds from the issuance of the 5.25% Senior Notes due 2019 was used to pay down the revolver balance to zero.

Long Term Debt

As of March 31, 2014, our total long-term debt was $507.4 million, consisting of our $500 million of 5.25% Senior Notes due 2019 and $7.4 million of our $300 million 8.625% Senior Note due 2018.

On March 17, 2014, we issued $500 million of 5.25% Senior Notes due March 15, 2019, in a private placement under the Securities Act of 1933. Proceeds were approximately $494 million, net of fees and expenses, and were used to retire $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We subsequently redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014, we recorded a pretax charge of $29.2 million in the quarter ended March 31, 2014, which consisted of a $26.1 million tender premium and $3.2 million of unamortized issuance costs. The tax benefit related to our repurchase of 8.625% Senior Notes in March 2014 was $11.0 million.

After the repurchase and redemption of all $300 million of our previously outstanding 8.625% Senior Notes as described above, we had remaining net proceeds of approximately $157 million. We used $91.9 million of the proceeds to pay off all of our revolving credit facility balance. We intend to use the remaining proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of new aircraft. Pending these uses, we have invested the net proceeds in short-term investments as of March 31, 2014.

For additional information about the terms of our 5.25% Senior Notes issued on March 17, 2014, see Note 5.

On September 18, 2013, we amended and restated our revolving credit facility with Whitney National Bank (the “Bank”) to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date to September 1, 2015. The amended and restated revolving credit facility (the “credit facility”) includes a $20 million sublimit for the issuance of stand-by letters of credit, and obligates us to pay customary commitment and letter of credit fees. Our obligations under the credit facility are guaranteed by three of our subsidiaries, and are secured by our and our guarantors’ inventory, including certain parts and accounts.

The credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).

On March 5, 2014 we amended our credit facility (a) to receive consent from the Bank to our tender offer for the 8.625% Senior Notes, (b) to receive consent from the Bank for the offering and issuance of $500 million of 5.25% Senior Notes due 2019, (c) to permit us to sell and lease back certain heavy aircraft and (d) to change the funded debt component of the funded debt to net worth ratio to a net funded debt component in which certain of our short-term investments are not included when calculating net debt. The amended ratio has a ceiling of 1.5 to 1. For additional information, including a full copy of this amendment, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2014.

At March 31, 2014, we had had no borrowings under the credit facility. During the quarter ended March 31, 2014, $111.9 million was the highest loan balance under this facility, with a weighted average balance of $98.3 million. During the same period in 2013, $86.8 million was the highest loan balance, with a weighted average balance of $78.4 million.

For additional information on our long term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of March 31, 2014 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We were in compliance with the covenants applicable to these contractual obligations as of March 31, 2014, and expect to remain in compliance through the year ending December 31, 2013. As of March 31, 2014, we leased 26 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2014(1)	2015	2016	2017	2018	Beyond 2018
		(Thousands of dollars)
Aircraft purchase commitments (2)	$132,478	$132,478	$—	$—	$—	$—	$—
Aircraft lease obligations	234,097	32,890	43,148	38,011	28,320	24,639	67,089
Other lease obligations	17,408	3,303	3,772	3,060	2,250	1,685	3,338
Long-term debt(3)	507,429	7,429	—	—	—	—	500,000
Senior notes interest(3)	131,570	13,445	26,250	26,250	26,250	26,250	13,125

	$1,022,982	$189,545	$73,170	$67,321	$56,820	$52,574	$583,552

(1)	Payments due during the last nine months of 2014 only.
(2)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.
(3)	Actual principal and interest paid in all years may differ if new debt is issued or our current debt is refinanced.

The table above reflects only contractual obligations as of March 31, 2014 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, and (iv) open purchase orders.

As of March 31, 2014, we had options to purchase aircraft under lease becoming exercisable in 2014 through 2019. The aggregate option purchase prices are $88.9 million in 2014, $33.5 million in 2016, $89.8 million in 2017, and $19.5 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

We intend to fund the above contractual obligations and purchase options through a combination of aircraft leases, cash flow from operations, and borrowings under our credit facility.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our revolving credit facility. Based on the $98.3 million weighted average loan balance during the quarter ended March 31, 2014, a 10% increase (0.320%) in interest rates would reduce our annual pre-tax earnings approximately $0.3 million, but would not change the fair market value of this debt.

Our $500 million of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At March 31, 2014, the market value of the notes was approximately $507.8 million, based on quoted market indications.

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions. We hold financial instruments that are exposed to the following significant market risks: the interest rate risk associated with our investments in money market funds, U.S. Government Agencies, commercial paper, and corporate bonds and notes.

See Note 4 for additional information.

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

For information regarding legal proceedings, see “Legal Matters” in Note 9 to our financial statements included in this report, incorporated herein by reference.

Item 1A.	RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by the disclosure below.

Our substantial indebtedness and operating lease commitments could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. We also have significant operating lease commitments and, as a result, have significant rent expense. As of March 31, 2014, our total indebtedness was $507.4 million, consisting of $500 million of our 5.25% Senior Notes due 2019 and $7.4 million of our 5.25% Senior Notes due 2018 (which were subsequently redeemed on April 16, 2014). As of March 31, 2014, we had no borrowings outstanding under our $150 million revolving credit facility, which matures in 2015. We have a separate letter of credit facility that had $14.7 million outstanding at March 31, 2014.

As of March 31, 2014, we had approximately $251.5 million in aggregate commitments under aircraft and other operating leases, of which approximately $36.2 million is payable through December 31, 2014. The total lease commitments include $234.1 million for aircraft and $17.4 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana.

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

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, or business prospects.

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

Our revolving credit facility and the indenture governing our 5.25% Senior Notes due 2019 limit, among other things, our ability to:

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

In addition, our revolving credit facility requires, and our future credit facilities may require, us to maintain specified financial ratios and satisfy certain financial condition tests, and may require us to take action to reduce our debt or take some other action to comply with them. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them in the future. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our revolving credit facility and the above-described indenture governing our 5.25% Senior Notes due 2019.

If we fail to comply with any of the above-described covenants, we could be in default under our revolving credit facility and the indenture governing our 5.25% Senior Notes due 2019, and the principal and accrued interest on our outstanding indebtedness may become due and payable.

Upon a change of control, holders of our public debt securities will have the right to require us to purchase their notes, which could have certain adverse ramifications.

Upon a “Change of Control Repurchase Event,” (as defined in the indenture governing our 5.25% Senior Notes due 2019), each holder of our 5.25% Senior Notes due 2019 will have the right to require us to purchase any or all of that holder’s notes. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to discharge these obligations, such failure could constitute an event of default under such notes, which could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. In addition, actions taken by us to comply with these purchase obligations could constitute a default under our revolving credit facility, unless waived by the lender. Moreover, the existence of these purchase obligations may in certain circumstances make more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.

Any downgrade in the credit ratings for our public debt securities could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our outstanding debt securities, or otherwise impair our business, financial condition and results of operations.

Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

A downgrade of our credit ratings could, among other things:

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	increase our cost of borrowing;

•	adversely affect the market price of our 5.25% Senior Notes due 2019; and impair our business, financial condition and results of operation

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Results of Annual Meeting

At PHI’s annual meeting of shareholders on May 8, 2014, for which proxies were not solicited, the board of directors that was nominated, as described in the Company’s Information Statement filed April 18, 2014, was elected in its entirety, with 2,009,929 votes in favor of each director, and zero votes withheld or abstaining. In addition, the ratification of the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2014 was approved with 2,009,929 votes in favor, and zero votes against or abstaining.

Item 6.	EXHIBITS

(a)	Exhibits

	3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

	4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

	4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

	4.3	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

	4.4	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

	10.1	Purchase Agreement, dated as of March 6, 2014, by and among PHI, Inc., the subsidiary guarantors and UBS Securities, LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed March 6, 2014).

	10.2	Registration Rights Agreement, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and UBS Securities, LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed March 17, 2014).

	31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

	31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

	32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

	32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase

	101.LAB*	XBRL Taxonomy Extension Label Linkbase

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 9, 2014	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 9, 2014	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer