Form 10-Q
period 2014-06-30
PHI INC
filed 2014-08-08
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,576,154 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash	$22,617	$934
Short-term investments	135,796	85,916
Accounts receivable – net
Trade	178,424	172,538
Other	2,068	1,182
Inventories of spare parts – net	73,318	71,137
Prepaid expenses	10,317	8,357
Deferred income taxes	12,723	12,723
Income taxes receivable	1,221	1,871

Total current assets	436,484	354,658

Property and equipment – net	822,742	785,472
Restricted investments	15,485	14,685
Other assets	21,794	18,508

Total assets	$1,296,505	$1,173,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,533	$36,874
Accrued and other current liabilities	48,545	54,531

Total current liabilities	82,078	91,405

Long-term debt	500,000	379,000
Deferred income taxes	129,973	127,357
Other long-term liabilities	14,858	15,596

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shared issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,576,154 and 12,567,879 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,258	1,257
Additional paid-in capital	298,485	296,932
Accumulated other comprehensive loss (income)	6	(24)
Retained earnings	269,556	261,509

Total shareholders’ equity	569,596	559,965

Total liabilities and shareholders’ equity	$1,296,505	$1,173,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating revenues, net	$212,145	$195,543	$409,216	$374,511

Expenses:
Direct expenses	170,357	159,494	329,010	307,697
Selling, general and administrative expenses	11,660	10,024	20,988	18,290

Total operating expenses	182,017	169,518	349,998	325,987

Loss (gain) on disposal of assets	242	(14,701)	1,315	(14,676)
Impairment of assets	—	421	—	421
Equity in loss of unconsolidated affiliate	65	596	106	1,083

Operating income	29,821	39,709	57,797	61,696

Interest expense	7,673	7,257	15,037	14,666
Loss on debt extinguishment	617	—	29,833	—
Other income, net	(169)	(73)	(260)	(225)

	8,121	7,184	44,610	14,441

Earnings before income taxes	21,700	32,525	13,187	47,255
Income tax expense	8,332	13,009	5,140	18,901

Net earnings	$13,368	$19,516	$8,047	$28,354

Weighted average shares outstanding:
Basic	15,482	15,474	15,482	15,474
Diluted	15,696	15,674	15,595	15,673

Net earnings per share:
Basic	$0.86	$1.26	$0.52	$1.83
Diluted	$0.85	$1.25	$0.52	$1.81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net earnings	$13,368	$19,516	$8,047	$28,354
Unrealized gain (loss) on short-term investments	25	(70)	39	(38)
Changes in pension plan assets and benefit obligations	11	(3)	9	(10)
Tax effect	(14)	29	(19)	19

Total comprehensive income	$13,390	$19,472	$8,076	$28,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	2,853	$285	12,565	$1,246	$295,582	$(51)	$202,553	$499,615

Net earnings	—	—	—	—	—	—	28,354	28,354
Unrealized gain on short-term investments	—	—	—	—	—	(23)	—	(23)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(6)	—	(6)
Amortization of unearned stock-based compensation	—	—	—	—	999	—	—	999
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	4	17	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(1)	(6)	(59)	—	—	(65)
Issuance of voting common stock (upon vesting of restricted stock units)	84	9	—	—	—	—	—	9
Cancellation of restricted voting stock units for tax withholdings on vested shares	(31)	(3)	—	—	(994)	—	—	(997)

Balance at June 30, 2013	2,906	$291	12,568	$1,257	$295,528	$(80)	$230,907	$527,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965

Net earnings	—	—	—	—	—	—	8,047	8,047
Unrealized gain on short-term investments	—	—	—	—	—	24	—	24
Changes in pension plan assets and benefit obligations	—	—	—	—	—	6	—	6
Amortization of unearned stock-based compensation	—	—	—	—	1,729	—	—	1,729
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	11	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(176)	—	—	(176)

Balance at June 30, 2014	2,906	$291	12,575	$1,258	$298,485	$6	$269,556	$569,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Operating activities:
Net earnings	$8,047	$28,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,819	20,863
Deferred income taxes	2,597	18,905
Loss (gain) on asset dispositions	1,315	(14,676)
Equity in loss of unconsolidated affiliate	106	1,083
Loss on debt extinguishment	29,833	—
Impairment of assets	—	421
Other	—	(70)
Changes in operating assets and liabilities	(20,421)	2,826

Net cash provided by operating activities	45,296	57,706

Investing activities:
Purchase of property and equipment	(66,887)	(50,004)
Proceeds from asset dispositions	7,170	37,255
Purchase of short-term investments	(233,606)	(246,375)
Proceeds from sale of short-term investments	182,336	220,249
Refund on deposits on aircraft	6,473	3,150
Payments of deposits on aircraft	(6,837)	(571)
Other	(200)	—

Net cash used in investing activities	(111,551)	(36,296)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—
Premium and costs to retire debt early	(26,749)	—
Repayment of Senior Notes due 2018	(300,000)	—
Debt issuance costs	(6,137)	—
Proceeds from line of credit	95,500	41,965
Payments on line of credit	(174,500)	(52,997)
Repurchase of common stock	(176)	(1,037)

Net cash provided by (used in) financing activities	87,938	(12,069)

Increase in cash	21,683	9,341
Cash, beginning of period	934	2,849

Cash, end of period	$22,617	$12,190

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$11,749	$14,286

Income taxes	$9,731	$229

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$94	$367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

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

Accounting Policies. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

2.	INVESTMENTS

We classify all of our short-term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive loss (income), which is a separate component of shareholders’ equity in our Condensed Consolidated Balance Sheets. These unrealized gains and losses are also reflected in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Shareholders’ Equity. Cost, gains, and losses are determined using the specific identification method.

Investments consisted of the following as of June 30, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$69,048	$—	$—	$69,048
Municipal bonds and notes	1,500	4	—	1,504
Corporate bonds and notes	80,657	97	(25)	80,729

Subtotal	151,205	101	(25)	151,281

Deferred compensation plan assets included in other assets	2,359	—	—	2,359

Total	$153,564	$101	$(25)	$153,640

Investments consisted of the following as of December 31, 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,470	$—	$—	$18,470
Commercial paper	2,999	—	—	2,999
Municipal bonds and notes	1,500	—	(1)	1,499
Corporate bonds and notes	77,595	67	(29)	77,633

Subtotal	100,564	67	(30)	100,601

Deferred compensation plan assets included in other assets	2,109	—	—	2,109

Total	$102,673	$67	$(30)	$102,710

$15.5 million of our investments at June 30, 2014 and $14.7 million at December 31, 2013 were long-term and included in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	June 30, 2014		December 31, 2013
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$43,073	$43,129	$32,536	$32,538
Due within two years	39,084	39,104	49,558	49,593

Total	$82,157	$82,233	$82,094	$82,131

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	June 30, 2014		December 31, 2013
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial paper	—	—	0.150	86
Municipal bonds and notes	0.528	318	0.528	499
Corporate bonds and notes	1.705	366	2.134	390

As of June 30, 2014 and December 31, 2013, we had no investments in a continuous unrealized loss position for more than twelve months.

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2014 or December 31, 2013. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether we intend to sell, or it is more likely than not we will be required to sell, the debt security before recovery of its amortized costs. Further, if we do not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). We have determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the three months ended June 30, 2014.

3.	REVENUE RECOGNITION AND VALUATION ACCOUNTS

We have established an allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. The allowance for doubtful accounts was approximately $1.1 million and $1.0 million at June 30, 2014 and December 31, 2013, respectively.

Revenues related to emergency flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $97.6 million and $74.7 million as of June 30, 2014 and December 31, 2013, respectively. The allowance for uncompensated care was $38.8 million and $46.4 million as of June 30, 2014 and December 31, 2013, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.4 million and $2.6 million for the quarters ended June 30, 2014 and 2013, respectively. The estimated cost of providing charity services was $0.7 million and $1.0 million for the quarters ended June 30, 2014 and 2013, respectively. The value of these services was $4.8 million and $4.4 million for the six months ended June 30, 2014 and 2013 respectively. The estimated cost of providing charity services was $1.3 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross segment accounts receivable are as follows:

	June 30, 2014	December 31, 2013
Allowance for Contractual Discounts	52%	44%
Allowance for Uncompensated Care	21%	27%

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

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $12.7 million and $12.3 million at June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2014
	Total	(Level 1)	(Level 2)
Investments:
Money market mutual funds	$69,048	$69,048	$—
Municipal bonds and notes	1,504	—	1,504
Corporate bonds and notes	80,729	—	80,729

	151,281	69,048	82,233

Deferred compensation plan assets	2,359	2,359	—

Total	$153,640	$71,407	$82,233

		December 31, 2013
	Total	(Level 1)	(Level 2)
Investments:
Money market mutual funds	$18,470	$18,470	$—
Commercial paper	2,999	—	2,999
Municipal bonds and notes	1,499	—	1,499
Corporate bonds and notes	77,633	—	77,633

	100,601	18,470	82,131

Deferred compensation plan assets	2,109	2,109	—

Total	$102,710	$20,579	$82,131

We hold our short-term investments in an investment fund consisting of investment grade money market instruments of governmental and private issuers, which are classified as short-term investments. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not active. These items may not be traded daily; examples include corporate bonds and U.S. government agencies. There have been no reclassifications for assets between Level 1 and Level 2 investments. We hold no Level 3 investments. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at June 30, 2014 and December 31, 2013. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $510.6 million and $323.3 million at June 30, 2014 and December 31, 2013, respectively.

5.	DEBT

Senior Notes - During the quarter ended March 31, 2014, we issued $500 million of 5.25% Senior Notes due March 2019 in a private placement under the Securities Act of 1933. Proceeds were approximately $494 million, net of fees and expenses, and a portion of these proceeds were used to retire on March 17, 2014 $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We subsequently redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014, we recorded a pretax charge of $29.2 million in the quarter ended March 31, 2014, which consisted of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We recorded a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million.

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

The components of long-term debt as of the dates indicated below were as follows:

	June 30, 2014	December 31, 2013
	(Thousands of dollars)
Senior Notes dated March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$—

Senior Notes dated September 23, 2010, interest only payable semi-annually at 8.625% maturing October 15, 2018	—	300,000

Revolving Credit Facility due September 1, 2015 with a group of commercial banks, interest payable at variable rates	—	79,000

Total long-term debt	$500,000	$379,000

Revolving Credit Facility – On September 18, 2013, we restated and amended our revolving credit facility to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date to September 1, 2015.

On March 5, 2014, we amended our revolving credit facility to (a) grant consent from the lender to complete the above-described March 2014 refinancing transactions, (b) to permit us to sell and leaseback certain heavy aircraft, and (c) change the funded debt to consolidated net worth ratio to be net funded debt to consolidated net worth and (d) permit the incurrence of certain specified types of indebtedness and liens. The amended funded debt ratio has a ceiling of 1.5 to 1.

For additional information on our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt” included in Part I, Item 2, of this report.

Other - We maintain a separate letter of credit facility that had $15.5 million in letters of credit outstanding at June 30, 2014 and $14.7 million at December 31, 2013.

Cash paid to fund interest expense was $0.5 million for the quarter ended June 30, 2014 and $13.6 million for the quarter ended June 30, 2013. Cash paid to fund interest expense was $11.7 million for the six months ended June 30, 2014 and $14.3 million for the six months ended June 30, 2013. Included in the 2014 interest expense is $11.0 million of accrued interest expense paid for the 8.625% Senior Notes that we purchased on March 17, 2014 and April 16, 2014.

6.	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and six months ended June 30, 2014 and 2013 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,482	15,474	15,482	15,474
Dilutive effect of unvested restricted stock units	214	200	113	199

Weighted average outstanding shares of common stock, diluted	15,696	15,674	15,595	15,673

7.	STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the six months and quarters ended June 30, 2014 and 2013.

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted units	$322	$113	$450	$222
Performance-based restricted units	720	486	1,281	777

Total stock-based compensation expense	$1,042	$599	$1,731	$999

During the quarter ended June 30, 2014, 116,303 time-based restricted units and 115,806 performance-based restricted units were awarded to managerial employees.

During the six months ended June 30, 2014, 136,667 time-based restricted units and 115,806 performance-based restricted units were awarded to managerial employees.

During the quarter and six months ended June 30, 2013, 1,218 time-based restricted units and 124,047 performance-based restricted units were awarded to managerial employees.

8.	ASSET DISPOSALS AND IMPAIRMENTS

During the second quarter of 2014, we sold or disposed of two light and one medium aircraft previously utilized in our Air Medical segment and one fixed wing aircraft previously utilized for corporate purposes. Cash proceeds totaled $4.2 million, resulting in a loss on the sale of these assets of $0.2 million. These aircraft no longer met our strategic needs.

During the second quarter of 2013, we sold two heavy aircraft previously utilized in our Oil and Gas segment. The aircrafts’ carrying value prior to the sale was $20.6 million. These aircraft were sold for $37.0 million, resulting in a gain of $16.4 million recorded in the second quarter of 2013. These aircraft no longer met our strategic needs. In addition we sold an airframe to a charitable organization, which resulted in a loss of $1.7 million.

During the second quarter of 2013, we recorded an impairment loss for two medium aircraft in our Air Medical segment. The carrying value of these aircraft was $0.8 million. Following a market analysis, it was determined that the current market value of these aircraft was $0.4 million. As a result, we recorded an impairment loss of $0.4 million in the second quarter of 2013.

9.	COMMITMENTS AND CONTINGENCIES

Commitments – In 2013, we executed a contract to purchase six new heavy helicopters for our Oil and Gas segment, with deliveries scheduled throughout 2014, with an option to purchase six additional heavy aircraft for delivery in 2015 and 2016. One aircraft was delivered in each of the first and second quarters of 2014. In 2014, we exercised our option to purchase six additional new heavy helicopters for our Oil and Gas segment with deliveries scheduled in 2015 and 2016.

Total aircraft deposits of $13.2 million were included in Other Assets as of June 30, 2014. This amount represents deposits paid by us as required under aircraft purchase contracts.

As of June 30, 2014, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2014 through 2019. The aggregate option purchase prices are $71.5 million in 2014, $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $64.3 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of June 30, 2014 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites, and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites. Based upon our working relationships and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

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

At June 30, 2014, we had approximately $275.0 million in aggregate commitments under operating leases of which approximately $24.8 million is payable through December 31, 2014. The total lease commitments include $258.5 million for aircraft and $16.5 million for facility lease commitments.

10.	SEGMENT INFORMATION

PHI is primarily a provider of helicopter transport services, including helicopter maintenance and repair services. We use a combination of factors to identify reportable segments as required by Accounting Standards Codification 280, “Segment Reporting.” The overriding determination of our segments is based on how our Chief Executive Officer evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.

A segment’s operating profit is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of our total selling, general and administrative expenses that are charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of the segment’s selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general and administrative expenses that we do not allocate to the reportable segments.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At June 30, 2014, we operated 170 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended June 30, 2014 and 2013, approximately 60% and 62% of our total operating revenues were generated by our Oil and Gas operations. Our Oil and Gas operations generated approximately 62% of our total operating revenue for the six months ended June 30, 2014 and 2013.

Air Medical Segment. Our Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to our Air Medical segment.

As of June 30, 2014, 99 aircraft were assigned to our Air Medical segment. At such date, we operated approximately 91 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 72 separate locations. We also provide air medical transportation services for a customer overseas. For this program, we have deployed nine aircraft at five locations, with seven aircraft generating revenues as of June 30, 2014. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended June 30, 2014 and 2013, approximately 37% of our total operating revenues were generated by our Air Medical operations. For the six months ended June 30, 2014 and 2013, approximately 36% of our total operating revenues were generated by our Air Medical operations.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by Medicaid, Medicare or private insurance or directly by the transported patient. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of Medicaid, Medicare, insurance and self-pay). Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $97.6 million and $66.7 million as of June 30, 2014 and June 30, 2013, respectively. The allowance for uncompensated care was $38.8 million and $45.3 million as of June 30, 2014 and June 30, 2013, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross segment billings are as follows:

	Revenue
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Provision for contractual discounts	70%	60%	69%	60%
Provision for uncompensated care	4%	9%	4%	9%

These percentages are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Insurance	74%	73%	73%	72%
Medicare	18%	18%	19%	19%
Medicaid	7%	8%	7%	8%
Self-Pay	1%	1%	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 39% and 38% of the segment’s revenues for the quarters ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, these contracts generated approximately 40% and 39% of the segment’s revenues.

Technical Services Segment. Our Technical Services segment provides helicopter repair and overhaul services for our customers that own their own aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost.

For both the three and the six-month periods ended June 30, 2014 and 2013, approximately 2% and 1%, respectively, of our total operating revenues were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2014 and 2013 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$128,044	$120,970	$254,019	$233,801
Air Medical	79,427	72,859	147,379	136,246
Technical Services	4,674	1,714	7,818	4,464

Total operating revenues, net	212,145	195,543	409,216	374,511

Segment direct expenses (1)
Oil and Gas (2)	103,450	97,824	200,824	190,697
Air Medical	62,726	60,376	122,105	114,372
Technical Services	4,246	1,890	6,187	3,711

Total direct expenses	170,422	160,090	329,116	308,780

Segment selling, general and administrative expenses
Oil and Gas	1,489	1,027	2,523	1,940
Air Medical	2,936	1,909	5,089	3,749
Technical Services	1	—	3	—

Total segment selling, general and administrative expenses	4,426	2,936	7,615	5,689

Total segment expenses	174,848	163,026	336,731	314,469

Net segment profit (loss)
Oil and Gas	23,105	22,119	50,672	41,164
Air Medical	13,765	10,574	20,185	18,125
Technical Services	427	(176)	1,628	753

Total	37,297	32,517	72,485	60,042

Other, net (3)	(73)	14,353	(1,055)	14,480
Unallocated selling, general and administrative costs (1)	(7,234)	(7,088)	(13,373)	(12,601)
Interest expense	(7,673)	(7,257)	(15,037)	(14,666)
Loss on debt extinguishment	(617)	—	(29,833)	—

Earnings before income taxes	$21,700	$32,525	$13,187	$47,255

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Oil and Gas	$7,384	$6,814	$14,237	$13,303
Air Medical	3,232	2,837	6,308	5,503
Technical Services	88	12	175	31

Total	$10,704	$9,663	$20,720	$18,837

Unallocated SG&A	$1,752	$963	$3,099	$2,026

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment and impairments, and other income

11.	INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of June 30, 2014, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended June 30, 2014 and 2013, we recorded a loss in equity of unconsolidated affiliate of $0. 1 million and $0.6 million, relative to our 49% equity ownership, respectively. For the six months ended June 30, 2014 and 2013, we recorded a loss in equity of unconsolidated affiliate of $0.1 million and $1.1 million relative to our 49% equity ownership, respectively. In addition, we had $4.7 million of trade receivables and $1.8 million of accrued liabilities as of June 30, 2014 from PHIC. We had $3.5 million of trade receivables and a $1.9 million of accrued liabilities as of December 31, 2013. The trade receivables are included in Accounts receivable - trade on our Condensed Consolidated Balance Sheets. The accrued liabilities are included in Accrued and other current liabilities on our Condensed Consolidated Balance Sheets. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $-0- million at June 30, 2014 and December 31, 2013.

12.	OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented separately in the Condensed Consolidated Statements of Comprehensive Income.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	June 30, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated

ASSETS
Current Assets:
Cash	$2,374	$20,243	$—	$22,617
Short-term investments	135,796	—	—	135,796
Accounts receivable – net	92,572	87,920	—	180,492
Intercompany receivable	156,975	—	(156,975)	—
Inventories of spare parts – net	66,530	6,788	—	73,318
Prepaid expenses	8,096	2,221	—	10,317
Deferred income taxes	12,723	—	—	12,723
Income taxes receivable	711	510	—	1,221

Total current assets	475,777	117,682	(156,975)	436,484

Investment in subsidiaries	125,119	—	(125,119)	—
Property and equipment – net	604,416	218,326	—	822,742
Restricted investments	15,485	—	—	15,485
Other assets	22,513	(719)	—	21,794

Total assets	$1,243,310	$335,289	$(282,094)	$1,296,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,756	$7,777	$—	$33,533
Accrued and other current liabilities	34,048	14,497	—	48,545
Intercompany payable	—	156,975	(156,975)	—

Total current liabilities	59,804	179,249	(156,975)	82,078

Long-term debt	500,000	—	—	500,000
Deferred income taxes and other long-term liabilities	113,910	30,921	—	144,831
Shareholders’ Equity:
Common stock and paid-in capital	300,034	2,674	(2,674)	300,034
Accumulated other comprehensive loss	6	—	—	6
Retained earnings	269,556	122,445	(122,445)	269,556

Total shareholders’ equity	569,596	125,119	(125,119)	569,596

Total liabilities and shareholders’ equity	$1,243,310	$335,289	$(282,094)	$1,296,505

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$122,392	$89,753	$—	$212,145

Expenses:
Direct expenses	102,915	67,442	—	170,357
Selling, general and administrative expenses	8,629	3,031	—	11,660
Management fees	(3,590)	3,590	—	—

Total operating expenses	107,954	74,063	—	182,017

Loss (gain) on disposal of assets, net	1,199	(957)	—	242
Equity in loss of unconsolidated affiliate	65	—	—	65

Operating income	13,174	16,647	—	29,821

Equity in net income of consolidated subsidiaries	(10,111)	—	10,111	—
Interest expense	7,673	—	—	7,673
Loss on debt extinguishment	617	—	—	617
Other income, net	(169)	—	—	(169)

	(1,990)	—	10,111	8,121

Earnings before income taxes	15,164	16,647	(10,111)	21,700
Income tax expense	1,796	6,536	—	8,332

Net earnings	$13,368	$10,111	$(10,111)	$13,368

	For the quarter ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$116,808	$78,735	$—	$195,543

Expenses:
Direct expenses	96,106	63,388	—	159,494
Selling, general and administrative expenses	8,022	2,002	—	10,024
Management fees	(5,809)	5,809	—	—

Total operating expenses	98,319	71,199	—	169,518

Gain on disposal of assets, net	(14,701)	—	—	(14,701)
Impairment of assets	—	421	—	421
Equity in loss of unconsolidated affiliate	596	—	—	596

Operating income	32,594	7,115	—	39,709

Equity in net income of consolidated subsidiaries	(4,522)	—	4,522	—
Interest expense	7,257	—	—	7,257
Other income, net	(73)	—	—	(73)

	2,662	—	4,522	7,184

Earnings before income taxes	29,932	7,115	(4,522)	32,525
Income tax expense	10,163	2,846	—	13,009

Net earnings	$19,769	$4,269	$(4,522)	$19,516

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$246,746	$162,470	$—	$409,216

Expenses:
Direct expenses	199,341	129,669	—	329,010
Selling, general and administrative expenses	15,710	5,278	—	20,988
Management fees	(6,499)	6,499	—	—

Total operating expenses	208,552	141,446	—	349,998

Loss on disposal of assets, net	1,315	—	—	1,315
Equity in loss of unconsolidated affiliate	106	—	—	106

Operating income	36,773	21,024	—	57,797

Equity in net income of consolidated subsidiaries	(12,846)	—	12,846	—
Interest expense	15,037	—	—	15,037
Loss on debt extinguishment	29,833	—	—	29,833
Other income, net	(260)	—	—	(260)

	31,764	—	12,846	44,610

Earnings before income taxes	5,009	21,024	(12,846)	13,187
Income tax expense	(3,038)	8,178	—	5,140

Net earnings	$8,047	$12,846	$(12,846)	$8,047

	For the six months ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Operating revenues, net	$229,293	$145,218	$—	$374,511

Expenses:
Direct expenses	186,992	120,705	—	307,697
Selling, general and administrative expenses	14,354	3,936	—	18,290
Management fees	(5,809)	5,809	—	—

Total operating expenses	195,537	130,450	—	325,987

Gain on disposal of assets, net	(14,676)	—	—	(14,676)
Impairment of assets	—	421	—	421
Equity in loss of unconsolidated affiliate	1,083	—	—	1,083

Operating income	47,349	14,347	—	61,696
Equity in net income of consolidated subsidiaries	(8,861)	—	8,861	—
Interest expense	14,666	—	—	14,666
Other income, net	(225)	—	—	(225)

	5,580	—	8,861	14,441

Earnings before income taxes	41,769	14,347	(8,861)	47,255
Income tax expense	13,162	5,739	—	18,901

Net earnings	$28,607	$8,608	$(8,861)	$28,354

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net earnings	$13,368	$10,111	$(10,111)	$13,368

Unrealized gain on short-term investments	25	—	—	25

Changes in pension plan assets and benefit obligations	11	—	—	11

Tax effect	(14)	—	—	(14)

Total Comprehensive Income	$13,390	$10,111	$(10,111)	$13,390

	For the quarter ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net earnings	$19,516	$4,522	$(4,522)	$19,516

Unrealized loss on short-term investments	(70)	—	—	(70)

Changes in pension plan assets and benefit obligations	(3)	—	—	(3)

Tax effect	29	—	—	29

Total Comprehensive Income	$19,472	$4,522	$(4,522)	$19,472

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net earnings	$8,047	$12,846	$(12,846)	$8,047

Unrealized gain on short-term investments	39	—	—	39

Changes in pension plan assets and benefit obligations	9	—	—	9

Tax effect	(19)	—	—	(19)

Total Comprehensive Income	$8,076	$12,846	$(12,846)	$8,076

	For the six months ended June 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net earnings	$28,354	$8,861	$(8,861)	$28,354

Unrealized loss on short-term investments	(38)	—	—	(38)

Changes in pension plan assets and benefit obligations	(10)	—	—	(10)

Tax effect	19	—	—	19

Total Comprehensive Income	$28,325	$8,861	$(8,861)	$28,325

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$25,935	$19,361	$—	$45,296

Investing activities:
Purchase of property and equipment	(66,887)	—	—	(66,887)
Proceeds from asset dispositions	7,170	—	—	7,170
Purchase of short-term investments	(233,606)	—	—	(233,606)
Proceeds from sale of short-term investments	182,336	—	—	182,336
Refund of deposits on aircraft	6,473	—	—	6,473
Payments of deposits on aircraft	(6,837)	—	—	(6,837)
Loan to unconsolidated affiliate	(200)	—	—	(200)

Net cash used in investing activities	(111,551)	—	—	(111,551)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—	500,000
Premium and costs to retire debt early	(26,749)	—	—	(26,749)
Repayment of Senior Notes due 2018	(300,000)	—	—	(300,000)
Debt issuance costs	(6,137)	—	—	(6,137)
Proceeds from line of credit	95,500	—	—	95,500
Payments on line of credit	(174,500)	—	—	(174,500)
Repurchase of common stock for payroll tax withholding requirements	(176)	—	—	(176)

Net cash provided by financing activities	87,938	—	—	87,938

Increase in cash	2,322	19,361	—	21,683
Cash, beginning of period	52	882	—	934

Cash, end of period	$2,374	$20,243	$—	$22,617

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

Overview

As described further in Note 10, we derive most of our revenue from providing helicopter transport services to the oil and gas industry and medical industry. Our consolidated results of operations are principally driven by the following factors:

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

•	Flight volume and patient transports in our Air Medical segment. Our traditional provider programs are typically billed at a fixed monthly contractual rate plus a variable rate for flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 40%, 39%, 22% and 20% of the segment’s revenues for the six months ended June 30, 2014, and the years ended December 31, 2013, 2012 and 2011, respectively, and we anticipate that this percentage will continue to moderately increase during 2014 as a result of our implementation of new projects. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages and we may not be able to recover all of these costs increases through rate increases.

Our Oil and Gas segment results continue to improve with additional deepwater drilling activity by our customers, which has increased the demand for our higher-margin medium and heavy aircraft services.

In our Air Medical segment, we expect segment profits to moderately improve in 2014 as the scope of our traditional provider programs continue to expand.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter and six months ended June 30, 2014 and 2013.

	Quarter Ended		Favorable
	June 30,		(Unfavorable)
	2014	2013
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$128,044	$120,970	$7,074
Air Medical	79,427	72,859	6,568
Technical Services	4,674	1,714	2,960

Total operating revenues	212,145	195,543	16,602

Segment direct expenses
Oil and Gas (1)	103,450	97,824	(5,626)
Air Medical	62,726	60,376	(2,350)
Technical Services	4,246	1,890	(2,356)

Total segment direct expenses	170,422	160,090	(10,332)

Segment selling, general and administrative expenses
Oil and Gas	1,489	1,027	(462)
Air Medical	2,936	1,909	(1,027)
Technical Services	1	—	(1)

Total segment selling, general and administrative expenses	4,426	2,936	(1,490)

Total segment expenses	174,848	163,026	(11,822)

Net segment profit
Oil and Gas	23,105	22,119	986
Air Medical	13,765	10,574	3,191
Technical Services	427	(176)	603

Total net segment profit	37,297	32,517	4,780

Other, net (2)	(73)	14,353	(14,426)
Unallocated selling, general and administrative costs	(7,234)	(7,088)	(146)
Interest expense	(7,673)	(7,257)	(416)
Loss on debt extinguishment	(617)	—	(617)

Earnings before income taxes	21,700	32,525	(10,825)
Income tax expense	8,332	13,009	4,677

Net earnings	$13,368	$19,516	$(6,148)

Flight hours:
Oil and Gas	30,675	29,469	1,206
Air Medical (3)	9,186	8,921	265
Technical Services	23	6	17

Total	39,884	38,396	1,488

Air Medical Transports (4)	4,748	4,707	41

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, impairments, and other income.
(3)	Flight hours for the quarter ended June 30, 2014 include 2,537 flight hours associated with traditional provider contracts, compared to 2,497 flight hours in the prior year quarter.
(4)	Represents individual patient transports for the period.

	Six Months Ended		Favorable
	June 30,		(Unfavorable)
	2014	2013
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$254,019	$233,801	$20,218
Air Medical	147,379	136,246	11,133
Technical Services	7,818	4,464	3,354

Total operating revenues	409,216	374,511	34,705

Segment direct expenses
Oil and Gas (1)	200,824	190,697	(10,127)
Air Medical	122,105	114,372	(7,733)
Technical Services	6,187	3,711	(2,476)

Total segment direct expenses	329,116	308,780	(20,336)

Segment selling, general and administrative expenses
Oil and Gas	2,523	1,940	(583)
Air Medical	5,089	3,749	(1,340)
Technical Services	3	—	(3)

Total segment selling, general and administrative expenses	7,615	5,689	(1,926)

Total segment expenses	336,731	314,469	(22,262)

Net segment profit
Oil and Gas	50,672	41,164	9,508
Air Medical	20,185	18,125	2,060
Technical Services	1,628	753	875

Total net segment profit	72,485	60,042	12,443

Other, net (2)	(1,055)	14,480	(15,535)
Unallocated selling, general and administrative costs	(13,373)	(12,601)	(772)
Interest expense	(15,037)	(14,666)	(371)
Loss on debt extinguishment	(29,833)	—	(29,833)

Earnings before income taxes	13,187	47,255	(34,068)
Income tax expense	5,140	18,901	13,761

Net earnings	$8,047	$28,354	$(20,307)

Flight hours:
Oil and Gas	56,063	56,295	(232)
Air Medical (3)	17,336	16,621	715
Technical Services	465	519	(54)

Total	73,864	73,435	429

Air Medical Transports (4)	8,853	8,813	40

Aircraft operated at period end:
Oil and Gas (5)	170	167
Air Medical (6)	99	100
Technical Services	6	6

Total (5) (6)	275	273

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, impairments, and other income.
(3)	Flight hours for the first half of 2014 include 4,865 flight hours associated with traditional provider contracts, compared to 4,768 flight hours in the first half of the prior year.
(4)	Represents individual patient transports for the period.
(5)	Includes eight aircraft as of June 30, 2014 and nine as of June 30, 2013 that were owned or leased by customers but operated by us.
(6)	Includes 13 aircraft as of June 30, 2014 and 2013 that were owned or leased by customers but operated by us.

Quarter Ended June 30, 2014 compared with Quarter Ended June 30, 2013

Combined Operations

Operating Revenues - Operating revenues for the three months ended June 30, 2014 were $212.1 million, compared to $195.5 million for the three months ended June 30, 2013, an increase of $16.6 million. Oil and Gas segment operating revenues increased $7.1 million for the quarter ended June 30, 2014, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours for these aircraft as well as incremental rate increases implemented over the past year. Operating revenues in our Air Medical segment increased $6.7 million due principally to increased revenues attributable to an expansion of our traditional provider operations, as well as increased revenues from our independent provider programs driven principally by an improvement in our payor mix and rate increases over the past year.

Total flight hours for the quarter ended June 30, 2014 were 39,860 compared to 38,396 for the quarter ended June 30, 2013. Oil and Gas segment flight hours increased 1,206 hours, due principally to increases in light and heavy aircraft flight hours, partially offset by a decrease in medium aircraft flight hours. Air Medical segment flight hours increased 265 hours from the quarter ended June 30, 2013, due to increased flight hours in both our traditional provider programs and independent provider programs. Individual patient transports in the Air Medical segment were 4,748 for the quarter ended June 30, 2014, compared to transports of 4,707 for the quarter ended June 30, 2013.

Direct Expenses – Direct operating expense was $170.4 million for the three months ended June 30, 2014, compared to $160.1 million for the three months ended June 30, 2013, an increase of $10.3 million, or 6.5%. Employee compensation expense increased $3.7 million due to an increase of approximately 126 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 45% of total direct expense for the quarters ended June 30, 2014 and 2013. In addition, we experienced increases of $2.1 million in cost of goods sold primarily related to expanded services provided to external customers by our Technical Services segment (representing 5% of quarterly total direct expense). We also experienced increases of $1.6 million in aircraft warranty costs due to vendor rate increases and increased flight hours (representing 7% of total quarterly direct expense), and $1.0 million in aircraft depreciation (representing 5% of total quarterly direct expense), $0.4 million in component repair costs (representing 4% of total quarterly direct expense), and $0.5 million in aircraft rent (representing 6% of total quarterly direct expense) due to additional aircraft added to the fleet. Aircraft fuel increased $0.7 million primarily due to increased flight hours. Other direct costs increased $0.3 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $11.7 million for the three months ended June 30, 2014, compared to $10.0 million for the three months ended June 30, 2013. The $1.7 million increase was primarily attributable to increased employee compensation expense of $1.0 million due to additional personnel and compensation rate increases. Outside services expenses increased $0.2 million and corporate aircraft rent increased $0.2 million. Other items increased $0.3 million, net.

Loss on disposal of assets, net – Losses on asset dispositions were $0.2 million for the three months ended June 30, 2014, compared to a gain of $14.7 million for the three months ended June 30, 2013. This decrease was primarily due to the gain on the 2013 sale of two heavy aircraft that no longer met our strategic needs. In the second quarter of 2014, we sold at a loss two light, one medium, and one fixed-wing aircraft. See Note 8.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was less than $0.1 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively. See Note 11.

Interest Expense – Interest expense was $7.7 million for the three months ended June 30, 2014, compared to $7.3 million for the three months ended June 30, 2013, principally due to higher outstanding debt balances, which were partially offset by lower interest rates.

Loss on Debt Extinguishment – In the first quarter of 2014, we recorded a pre-tax charge of $29.2 million due to the early retirement of substantially all of our previously outstanding 8.625% Senior Notes pursuant to a tender offer that settled on March 17, 2014. This charge consisted of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We recorded a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. For more information, see Note 5.

Other income, net – Other income was $0.2 million for the three months ended June 30, 2014 compared to less than $0.1 million for the same period in 2013, and represents primarily interest income.

Income Taxes – Income tax expense for the three months ended June 30, 2014 was $8.3 million compared to income tax expense of $13.0 million for the three months ended June 30, 2013. Our effective tax rate was 38.4% and 40% for the three months ended June 30, 2014 and June 30, 2013, respectively. The decrease in income tax expense is primarily attributable to the decrease in earnings before tax as a result of the decrease in gains on asset dispositions for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Net Earnings – Net earnings for the three months ended June 30, 2014 was $13.4 million compared to net earnings of $19.5 million for the three months ended June 30, 2013. Earnings before income taxes for the three months ended June 30, 2014 was $21.7 million compared to earnings before income tax of $32.5 million for the same period in 2013. Earnings per diluted share was $0.85 for the current quarter compared to earnings per diluted share of $1.25 for the prior year quarter. The decrease in earnings before taxes for the quarter ended June 30, 2014 is attributable to the reduction in gains on asset dispositions and the pre-tax charge of $0.6 million related to the early retirement of our 8.625% Senior Notes, partially offset by increased profits in each of our segments. We had 15.7 million weighted average diluted common shares outstanding during the three months ended June 30, 2014 and 2013.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $128.0 million for the three months ended June 30, 2014, compared to $120.9 million for the three months ended June 30, 2013, an increase of $7.1 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 30,675 for the current quarter compared to 29,469 for the same quarter in the prior year, an increase of 1,206 flight hours. The increase in flight hours is attributable to higher flight hours for our light and heavy aircraft, partially offset by decreased flight hours for our medium aircraft. The increase in revenue is primarily due to increased heavy aircraft flight revenues, attributable to increased flight hours for these aircraft in the Gulf of Mexico, and incremental rate increases implemented over the past year.

The number of aircraft deployed in the segment was 170 at June 30, 2014 and 167 at June 30, 2013. We added seven new aircraft to our Oil and Gas segment since June 30, 2013, consisting of five heavy and two light aircraft. We have sold or disposed of five aircraft in the Oil and Gas segment since June 30, 2013, consisting of one light, one medium, and three fixed wing aircraft. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $103.5 million for the three months ended June 30, 2014, compared to $97.8 million for the three months ended June 30, 2013, an increase of $5.7 million. Employee compensation expenses increased $2.7 million due to increases in personnel and compensation rate increases. We also incurred increases in aircraft rent expense of $1.0 million, aircraft depreciation of $0.6 million, and property taxes of $0.1 million due to the additional heavy aircraft added to the fleet. Aircraft warranty costs increased $1.5 million due to costs increases and increased flight hours. Other items decreased $0.2 million, net.

Selling, general and administrative segment expenses were $1.5 million for the three months ended June 30, 2014 and $1.0 million for the three months ended June 30, 2013. The increase of $0.5 million was primarily related to employee compensation expenses due to additional personnel and compensation rate increases.

Oil and Gas segment profit was $23.1 million for the quarter ended June 30, 2014, compared to segment profit of $22.1 million for the quarter ended June 30, 2013. The increase in segment profit was due to increased revenues, which were only partially offset by increased segment expenses. These revenue increases are attributable primarily to the above-described increase in heavy aircraft flight revenues.

Air Medical – Air Medical segment revenues were $79.4 million for the three months ended June 30, 2014, compared to $72.9 million for the three months ended June 30, 2013, an increase of $6.5 million. Operating revenues in our traditional provider programs increased $2.9 million due to an expansion of our overseas operations. Operating revenues in our independent provider programs increased $3.6 million due to increased transports, improved payor mix, and rate increases implemented over the past year. Patient transports were 4,748 for the three months ended June 30, 2014, compared to 4,707 for the same period in the prior year.

The number of aircraft in the segment at June 30, 2014 was 99 compared to 100 at June 30, 2013. Since June 30, 2013, we sold or disposed of six light and two medium aircraft in our Air Medical segment. We also added nine light aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $62.7 million for the three months ended June 30, 2014, compared to $60.4 million for the three months ended June 30, 2013, an increase of $2.4 million. Employee compensation expenses increased $1.5 million due to increases in personnel and compensation rate increases. There were also increases in aircraft depreciation of $0.3 million due to additional aircraft added to the fleet, and increases in aircraft operating costs, including higher spare parts costs of $0.2 million and component repair costs of $0.4 million. There was also an increase in cost of goods sold of $0.8 million due to certain costs attributable to our international operations which we bill on a cost plus basis. Other direct expense items decreased by a net of $0.9 million.

Selling, general and administrative segment expenses were $2.9 million for the three months ended June 30, 2014, compared to $1.9 million for the three months ended June 30, 2013. The $1.0 million increase was primarily due to an increase of $0.3 million in employee compensation expense, due to additional administrative personnel and compensation rate increases, as well as increased promotional expenses of $0.3 million, outside services of $0.2 million, bad debt expense of $0.1 million, and other additional expenses of $0.1 million.

Air Medical segment profit was $13.8 million for the quarter ended June 30, 2014, compared to a segment profit of $10.6 million for the quarter ended June 30, 2013. The increase in profit of $3.2 million is primarily attributable to the increased revenues described above, which were partially offset by the increased aircraft operating expenses described above.

Technical Services – Technical Services revenues were $4.7 million for the three months ended June 30, 2014, compared to $1.7 million for the three months ended June 30, 2013. Direct expense increased $2.4 million compared to the prior year quarter. These revenue and expense increases were driven by an expansion of technical services provided to a government customer and are specific to a project. Therefore, the revenue and profit from the services associated with this project are not recurring. Technical Services segment profit was $0.4 million for the three months ended June 30, 2014, compared to a net loss of $0.2 million for the three months ended June 30, 2013.

Our Technical Services operations provide maintenance and repairs for our existing customers that own their aircraft. Historically, these services generally have been labor intensive with higher operating margins as compared to our other segments. We anticipate that any further expansion in the provision of technical services under our international program will ultimately compress these segment margins, although we do not expect the impact on our consolidated margins to be significant. The Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.

Six Months Ended June 30, 2014 compared with Six Months Ended June 30, 2013

Combined Operations

Operating Revenues - Operating revenues for the six months ended June 30, 2014 were $409.2 million, compared to $374.5 million for the six months ended June 30, 2013, an increase of $34.7 million. Oil and Gas segment operating revenues increased $20.2 million for the six months ended June 30, 2014, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours for these aircraft as well as rate increases implemented over the past year. Operating revenues in our Air Medical segment increased $11.1 million due principally to increased revenues attributable to an expansion of our traditional provider operations, as well as increased revenues from our independent provider programs driven principally by an improvement in payor mix and rate increases over the past year.

Total flight hours for the six months ended June 30, 2014 were 73,840 compared to 73,435 for the six months ended June 30, 2013. Oil and Gas segment flight hours decreased 232 hours, due principally to decreases in medium aircraft flight hours, partially offset by an increase in light and heavy aircraft flight hours. Air Medical segment flight hours increased 715 hours from the six months ended June 30, 2013, due to increased flight hours in our traditional provider programs. Individual patient transports in the Air Medical segment were 8,853 for the six months ended June 30, 2014, compared to 8,813 transports for the six months ended June 30, 2013.

Direct Expenses – Direct operating expense was $329.1 million for the six months ended June 30, 2014, compared to $308.8 million for the six months ended June 30, 2013, an increase of $20.3 million, or 7%. Employee compensation expense increased $11.7 million to an increase of approximately 126 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 46% of total direct expense for the six months ended June 30, 2014 and 2013. In addition, we experienced increases of $2.0 million in aircraft rent expense (representing 7% of total direct expense), increases of $1.8 million in aircraft depreciation (representing 5% of total direct expense), and increases of $0.3 million in property taxes due to additional aircraft added to the fleet (representing 2% of direct expense). We also experienced increases in aircraft operating costs, including component repair costs of $1.1 million (representing 4% of total direct expense), primarily due to additional aircraft added to the fleet, and fuel expense of $0.3 million (representing 6% of total direct expense). Aircraft warranty costs increased $0.3 million due the vendor rate increases and increased flight hours. Costs of goods sold increased $3.0 million, primarily related to expanded services provided to an external customer by our Technical Services segment. Other increases include pilot training costs of $0.7 million, and other direct costs items of $0.1 million, net.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $21.0 million for the six months ended June 30, 2014, compared to $18.3 million for the six months ended June 30, 2013. The $2.7 million increase was primarily attributable to increased employee compensation expense.

Loss on disposal of assets, net – Losses on asset dispositions were $1.3 million for the six months ended June 30, 2014, compared to a gain of $14.7 million for the six months ended June 30, 2013. In 2013, we sold two heavy aircraft that no longer met our strategic needs. See Note 8.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.1 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively. See Note 11.

Interest Expense – Interest expense was $15.0 million for the six months ended June 30, 2014, compared to $14.7 for June 30, 2013, principally due to higher outstanding debt balances, which were partially offset by lower interest rates.

Loss on Debt Extinguishment – In the first quarter of 2014, we recorded a pre-tax charge of $29.2 million due to the early retirement of substantially all of our previously outstanding 8.625% Senior Notes pursuant to a tender offer that settled on March 17, 2014. This charge consists of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We recorded a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. For more information, see Note 5.

Other income, net – Other income was $0.3 million for the six months ended June 30, 2014 compared to $0.2 million for the same period in 2013, and represents primarily interest income.

Income Taxes – Income tax expense for the six months ended June 30, 2014 was $5.1 million compared to income tax expense of $18.9 million for the six months ended June 30, 2013. Our effective tax rate was 39% and 40% for the six months ended June 30, 2014 and June 30, 2013, respectively. The decrease in income tax expense is primarily attributable to the decrease in earnings before tax as a result of extinguishment charges related to the above-described redemption of our 8.625% Senior Notes for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Net Earnings – Net earnings for the six months ended June 30, 2014 was $8.0 million compared to net earnings of $28.4 million for the six months ended June 30, 2013. Earnings before income taxes for the six months ended June 30, 2014 was $13.2 million compared to earnings before income tax of $47.3 million for the same period in 2013. Earnings per diluted share was $0.52 for the current six months compared to earnings per diluted share of $1.81 for the prior year six months. The decrease in earnings before taxes for the six months ended June 30, 2014 is attributable to the pre-tax charge of $29.2 million related to the early retirement of our 8.625% Senior Notes, partially offset by increased profits in each of our segments. Also, first half 2013 earnings included a gain on sale of assets of $14.7 million. We had 15.6 million and 15.7 million weighted average diluted common shares outstanding during the six months ended June 30, 2014 and 2013, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $254.0 million for the six months ended June 30, 2014, compared to $233.8 million for the six months ended June 30, 2013, an increase of $20.2 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 56,063 for the current six months compared to 56,295 for the same six months in the prior year, a decrease of 232 flight hours. The decline in flight hours is attributable to lower flight hours for our medium aircraft, partially offset by increased flight hours for our light and heavy aircraft. The increase in revenue is primarily due to increased light and heavy aircraft flight revenues, primarily attributable to increased flight hours for these aircraft in the Gulf of Mexico, and rate increases implemented over the past year. These increases in light and heavy aircraft revenues were partially offset by decreases in our medium aircraft revenues.

The number of aircraft deployed in the segment was 170 at June 30, 2014 and 167 at June 30, 2013. We added seven new aircraft to our Oil and Gas segment since June 30, 2013, consisting of five heavy and two fixed wing aircraft. We have sold or disposed of five aircraft in the Oil and Gas segment since June 30, 2013, consisting of one light, one medium, and three fixed wing aircraft. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $200.8 million for the six months ended June 30, 2014, compared to $190.7 million for the six months ended June 30, 2013, an increase of $10.1 million. Employee compensation expenses increased $5.4 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $2.9 million, aircraft depreciation of $0.9 million, and property taxes of $0.5 million due to the additional heavy aircraft added to the fleet. Aircraft warranty costs increased $1.2 million due to vendor rate increases and increased flight hours. Other items decreased $0.8 million, net.

Selling, general and administrative segment expenses were $2.5 million for the six months ended June 30, 2014 and $1.9 million for the six months ended June 30, 2013. The increase was primarily due to increased employee compensation costs due to additional employees and compensation rate increases.

Oil and Gas segment profit was $50.7 million for the six months ended June 30, 2014, compared to segment profit of $41.2 million for the six months ended June 30, 2013. The increase in segment profit was due to increased revenues, which were only partially offset by increased segment expenses. These revenue increases are primarily attributable to the above-described increase in heavy aircraft flight revenues.

Air Medical – Air Medical segment revenues were $147.4 million for the six months ended June 30, 2014, compared to $136.2 million for the six months ended June 30, 2013, an increase of $11.1 million. Operating revenues in our traditional provider programs increased $6.8 million due to the expansion of our oversees operations. Patient transports were 8,853 for the six months ended June 30, 2014, compared to 8,813 for the same period in the prior year. Operating revenues in our independent provider programs increased $4.3 million primarily due to improved payor mix and rate increases implemented over the past year.

The number of aircraft in the segment at June 30, 2014 was 99 compared to 100 at June 30, 2013. Since June 30, 2013, we sold or disposed of six light and two medium aircraft in our Air Medical segment. We also added ten light aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $122.1 million for the six months ended June 30, 2014, compared to $114.4 million for the six months ended June 30, 2013, an increase of $7.7 million. Employee compensation expenses increased $6.9 million due to increases in personnel and compensation rate increases. There were also increases in aircraft insurance and aircraft depreciation of $0.1 million and $0.7 million, respectively, due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $0.3 million and component repair costs of $1.3 million. These increases were partially offset by a decrease in aircraft warranty costs of $0.9 million due to the termination of the manufacturer’s warranty program for certain aircraft. In addition, there was a decrease in cost of goods sold of $0.8 million due to certain costs attributable to our international operations which we bill on a cost plus basis. Other direct expense items decreased by a net of $0.1 million.

Selling, general and administrative segment expenses were $5.1 million for the six months ended June 30, 2014, compared to $3.8 million for the six months ended June 30, 2013. The $1.3 million increase was primarily due to an increase of $0.5 million in employee compensation expense, due to additional personnel and compensation rate increases, as well as increased promotional expenses of $0.1 million, outside services of $0.2 million, bad debt expense of $0.1 million, and other additional expenses of $0.1 million.

Air Medical segment profit was $20.2 million for the six months ended June 30, 2014, compared to a segment profit of $18.1 million for the six months ended June 30, 2013. The increase in profit is primarily attributable to the increased revenues described above, partially offset by the increased aircraft operating expenses described above.

Technical Services – Technical Services revenues were $7.8 million for the six months ended June 30, 2014, compared to $4.5 million for the six months ended June 30, 2013. Direct expense increased $2.5 million compared to the prior year six months. These revenue and expense increases were driven by an expansion of technical services provided to a government customer and are specific to a project. Therefore, the revenue and profit from the services associated with this project are not recurring. Technical Services segment profit was $1.6 million for the six months ended June 30, 2014, compared to $0.8 million for the six months ended June 30, 2013.

Technical Services provides maintenance and repairs performed for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. We anticipate that any provision of technical services under our international program will ultimately compress these segment margins, although we do not expect the impact on our consolidated margins to be significant. The Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.

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

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $22.6 million at June 30, 2014, compared to $0.9 million at December 31, 2013. Short-term investments were $135.8 million at June 30, 2014, compared to $85.9 million at December 31, 2013. We also had $15.5 million and $14.7 million in restricted investments at June 30, 2014 and December 31, 2013, respectively, securing outstanding letters of credit.

Operating activities - Net cash provided by operating activities was $45.3 million for the six months ended June 30, 2014, compared to $57.7 million for the same period in 2013, a decrease of $12.4 million. Net earnings, excluding the effects of non-cash items and the loss on debt extinguishment, contributed $65.7 million of cash flow for 2014, compared to $54.9 million for 2013, and increase of $10.8 million, primarily related to the increase in operating income. The $12.4 million decrease in cash flow is primarily due to a $5.5 million increase in staff bonuses paid in 2014 due to increased 2013 earnings, payment of $9.7 million dollars of income taxes, and a $5.8 million dollar decrease in trade accounts payable during the first half of 2014 compared to the same period in the prior year.

Investing activities - Net cash used in investing activities was $111.6 million for the six months ended June 30, 2014, compared to $36.3 million for the same period in 2013. Purchases and sales of short-term investments used $51.3 million of cash during the six months ended June 30, 2014 compared to $26.1 million in the comparable prior year period. The increase in purchases of short-term investments results primarily from the investment of approximately $71.0 million of net proceeds of our March 2014 issuance of 5.25% Senior Notes remaining after the repurchase of our 8.625% Senior Notes, payment of related fees and costs, and the contemporaneous $91.9 million payoff of our credit facility balance. Gross proceeds from asset dispositions were $7.2 million for the six months ended June 30, 2014, compared to $37.3 million for the same period in 2013. Capital expenditures were $66.9 million for the six months ended June 30, 2014, compared to $50.0 million for the same period in 2013. Capital expenditures for aircraft and aircraft improvements accounted for $63.8 million and $23.1 million of these totals for the six months ended 2014 and 2013, respectively. We purchased three light aircraft, and exercised purchase options on two medium aircraft and two heavy aircraft in 2014. The purchases were financed using existing cash on hand and our revolving credit facility.

Financing activities – Financing activities include the issuance of $500 million of 5.25% Senior Notes on March 17, 2014, as further described below. Net proceeds of $494.9 million were used to repurchase $292.6 million of our $300 million outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer that also settled on March 17, 2014. Our total cost to repurchase those notes was $29.2 million, including the tender premium of $26.1 million and $3.2 million of unamortized issuance costs. We subsequently redeemed on April 16, 2014 the remaining $7.4 million of 8.625% Senior Notes outstanding, at a redemption price of 108.30% of their face amount plus accrued interest. We had net payments of $79.0 million on our revolving credit facility in the six months ended June 30, 2014, compared to net payments of $11.0 million for the same period in 2013. A portion of the proceeds from the issuance of the 5.25% Senior Notes due 2019 was used to pay down the revolver balance to zero.

Long Term Debt

As of June 30, 2014, our total long-term debt was $500 million, consisting of our $500 million of 5.25% Senior Notes due 2019.

On March 17, 2014, we issued $500 million of 5.25% Senior Notes due March 15, 2019, in a private placement under the Securities Act of 1933. Proceeds were approximately $494.9 million, net of fees and expenses, and were used to retire $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We subsequently redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014 and April 2014, we recorded a pretax charge of $29.8 million in the six months ended June 30, 2014, which consisted of $26.7 million of premium and $3.1 million of unamortized issuance costs. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million.

After the repurchase and redemption of all $300 million of our previously outstanding 8.625% Senior Notes as described above, we had remaining net proceeds of approximately $157 million. We used $91.9 million of the proceeds to pay off all of our revolving credit facility balance. Prior to June 30, 2014, we used an additional 35.5 million of these proceeds to exercise purchase options on two leased aircraft. We intend to use the remaining proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of new aircraft. Pending these uses, we have invested the net proceeds in short-term investments as of June 30, 2014.

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

Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).

On March 5, 2014 we amended our credit facility to (a) receive consent from the Bank to complete the above-described March 2014 refinancing transactions, (b) permit us to sell and lease back certain heavy aircraft and (c) change the funded debt component of the funded debt to net worth ratio to a net funded debt component in which certain of our short-term investments are not included when calculating net debt and (d) permit the incurrence of certain specified types of indebtedness and liens. The amended funded debt ratio has a ceiling of 1.5 to 1. For additional information, including a full copy of this amendment, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2014.

During the quarter ended June 30, 2014, we had no borrowings under the credit facility and we continue to have no indebtedness thereunder as of the date of this report. During the same period in 2013, $86.8 million was the highest loan balance, with a weighted average balance of $78.4 million.

For additional information on our long term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of June 30, 2014 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. The operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of June 30, 2014, and expect to remain in compliance through the year ending December 31, 2014. As of June 30, 2014, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2014(1)	2015	2016	2017	2018	Beyond 2018
		(Thousands of dollars)
Aircraft purchase commitments (2)	$294,379	$126,261	$110,554	$57,564	$—	$—	$—

Aircraft lease obligations	258,461	22,517	45,368	41,502	32,234	28,553	88,287

Other lease obligations	16,531	2,309	3,951	3,168	2,355	1,760	2,988

Long-term debt(3)	500,000	—	—	—	—	—	500,000

Senior notes interest(3)	131,104	12,979	26,250	26,250	26,250	26,250	13,125

	$1,200,475	$164,066	$186,123	$128,484	$60,839	$56,563	$604,400

(1)	Payments due during the last six months of 2014 only.
(2)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.
(3)	Actual principal and interest paid in all years may differ if new debt is issued or our current debt is refinanced.

The table above reflects only contractual obligations as of June 30, 2014 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of June 30, 2014, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates 2014 through 2019. The aggregate option purchase prices are $71.5 million in 2014, $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $64.3 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

We intend to fund the above contractual obligations and purchase options through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, and sale-leaseback transactions.

For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Although we have had no debt outstanding under our revolving credit facility since March 2014, our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under such credit facility. Based on the $98.3 million weighted average loan balance during the six months ended June 30, 2014, a 10% increase (0.241%) in interest rates would have reduced our annual pre-tax earnings approximately $0.2 million, but would not have changed the fair market value of this debt.

Our $500 million of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At June 30, 2014, the market value of the notes was approximately $510.6 million, based on quoted market indications.

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

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by the disclosures set forth in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

On August 6, 2014, Didier Keller retired from our board of directors.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.4	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

4.5	Registration Rights Agreement, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and UBS Securities, LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed March 17, 2014).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

August 8, 2014	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 8, 2014	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer