Form 10-Q
period 2014-09-30
PHI INC
filed 2014-11-07
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes:  ☐     No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,576,916 shares

PHI, INC.

Index – Form 10-Q

Part I – Financial Information

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$3,116	$934
Short-term investments	185,379	85,916
Accounts receivable – net
Trade	201,695	172,538
Other	1,141	1,182
Inventories of spare parts – net	74,444	71,137
Prepaid expenses	10,839	8,357
Deferred income taxes	12,723	12,723
Income taxes receivable	1,223	1,871

Total current assets	490,560	354,658

Property and equipment – net	876,317	785,472
Restricted investments	15,485	14,685
Other assets	18,432	18,508

Total assets	$1,400,794	$1,173,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,993	$36,874
Accrued and other current liabilities	48,782	54,531

Total current liabilities	79,775	91,405

Long-term debt	581,604	379,000
Deferred income taxes	136,566	127,357
Other long-term liabilities	14,548	15,596

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shared issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,576,154 and 12,567,879 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,258	1,257
Additional paid-in capital	300,043	296,932
Accumulated other comprehensive loss	(96)	(24)
Retained earnings	286,805	261,509

Total shareholders’ equity	588,301	559,965

Total liabilities and shareholders’ equity	$1,400,794	$1,173,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues, net	$216,294	$200,762	$625,510	$575,273

Expenses:
Direct expenses	170,531	160,731	499,541	468,428
Selling, general and administrative expenses	10,903	9,785	31,891	28,075

Total operating expenses	181,434	170,516	531,432	496,503

Loss (gain) on disposal of assets	56	(1,399)	1,371	(16,075)
Impairment of assets	—	—	—	421
Equity in (income) loss of unconsolidated affiliate	(319)	(172)	(213)	911

Operating income	35,123	31,817	92,920	93,513

Interest expense	7,084	7,768	22,121	22,434
Loss on debt extinguishment	—	—	29,833	—
Other income, net	(238)	(163)	(498)	(388)

	6,846	7,605	51,456	22,046

Earnings before income taxes	28,277	24,212	41,464	71,467
Income tax expense	11,028	10,435	16,168	29,336

Net earnings	$17,249	$13,777	$25,296	$42,131

Weighted average shares outstanding:
Basic	15,483	15,474	15,483	15,474
Diluted	15,727	15,639	15,646	15,617

Net earnings per share:
Basic	$1.11	$0.89	$1.63	$2.72
Diluted	$1.10	$0.88	$1.62	$2.70

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$17,249	$13,777	$25,296	$42,131
Unrealized (loss) gain on short-term investments	(165)	61	(126)	23
Changes in pension plan assets and benefit obligations	(1)	—	9	(10)
Tax effect of preceding losses, gains or changes	64	(24)	45	(5)

Total comprehensive income	$17,147	$13,814	$25,224	$42,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	2,853	$285	12,565	$1,246	$295,582	$(51)	$202,553	$499,615

Net earnings	—	—	—	—	—	—	42,131	42,131
Unrealized loss on short-term investments	—	—	—	—	—	14	—	14
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(6)	—	(6)
Amortization of unearned stock-based compensation	—	—	—	—	1,677	—	—	1,677
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	4	17	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(1)	(6)	(59)	—	—	(65)
Issuance of voting common stock (upon vesting of restricted stock units)	84	9	—	—	—	—	—	9
Cancellation of restricted voting stock units for tax withholdings on vested shares	(31)	(3)	—	—	(994)	—	—	(997)

Balance at September 30, 2013	2,906	$291	12,568	$1,257	$296,206	$(43)	$244,684	$542,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965

Net earnings	—	—	—	—	—	—	25,296	25,296
Unrealized gain on short-term investments	—	—	—	—	—	(77)	—	(77)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	5	—	5
Amortization of unearned stock-based compensation	—	—	—	—	3,289	—	—	3,289
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	12	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(178)	—	—	(178)

Balance at September 30, 2014	2,906	$291	12,576	$1,258	$300,043	$(96)	$286,805	$588,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net earnings	$25,296	$42,131
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,906	31,424
Deferred income taxes	9,254	26,158
Loss (gain) on asset dispositions	1,371	(16,075)
Equity in (profit) loss of unconsolidated affiliate	(213)	911
Loss on debt extinguishment	29,833	—
Impairment of assets	—	421
Other	—	655
Changes in operating assets and liabilities	(46,362)	(17,520)

Net cash provided by operating activities	56,085	$68,105

Investing activities:
Purchase of property and equipment	(131,478)	(86,092)
Proceeds from asset dispositions	7,171	39,822
Purchase of short-term investments	(439,745)	(314,519)
Proceeds from sale of short-term investments	338,253	287,043
Refund of deposits on aircraft	9,506	6,908
Payments of deposits on aircraft	(6,882)	(2,693)
Other	(175)	—

Net cash used in investing activities	(223,350)	(69,531)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—
Repayment of Senior Notes due 2018	(300,000)	—
Premium and costs to retire debt early	(26,749)	—
Debt issuance costs	(6,232)	—
Proceeds from line of credit	205,604	101,273
Payments on line of credit	(203,000)	(99,763)
Repurchase of common stock	(176)	(1,037)

Net cash provided by financing activities	169,447	473

Increase (decrease) in cash	2,182	(953)
Cash, beginning of period	934	2,849

Cash, end of period	$3,116	$1,896

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$24,896	$15,112

Income taxes	$9,950	$229

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$76	$102

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

Accounting Policies - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

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

Investments consisted of the following as of September 30, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
		(Thousands of dollars)
Investments:
Money market mutual funds	$80,044	$—	$—	$80,044
Municipal bonds and notes	1,500	2	—	1,502
Corporate bonds and notes	119,408	66	(156)	119,318

Subtotal	200,952	68	(156)	200,864

Deferred compensation plan assets included in other assets	2,345	—	—	2,345

Total	$203,297	$68	$(156)	$203,209

Investments consisted of the following as of December 31, 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,470	$—	$—	$18,470
Commercial paper	2,999	—	—	2,999
Municipal bonds and notes	1,500	—	(1)	1,499
Corporate bonds and notes	77,595	67	(29)	77,633

Subtotal	100,564	67	(30)	100,601
Deferred compensation plan assets included in other assets	2,109	—	—	2,109

Total	$102,673	$67	$(30)	$102,710

$15.5 million of our investments at September 30, 2014 and $14.7 million at December 31, 2013 were long-term and included in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	September 30, 2014		December 31, 2013
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
		(Thousands of dollars)
Due in one year or less	$63,047	$63,101	$32,536	$32,538
Due within two years	57,861	57,719	49,558	49,593

Total	$120,908	$120,820	$82,094	$82,131

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	September 30, 2014		December 31, 2013
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial paper	—	—	0.150	86
Municipal bonds and notes	0.528	226	0.528	499
Corporate bonds and notes	1.849	387	2.134	390

As of September 30, 2014 and December 31, 2013, we had no investments in a continuous unrealized loss position for more than twelve months.

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at September 30, 2014 or December 31, 2013. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether we intend to sell, or it is more likely than not we will be required to sell, the debt security before recovery of its amortized costs. Further, if we do not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). We have determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the three months ended September 30, 2014.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We have established an allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $1.2 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively.

Revenues related to emergency flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $107.1 million and $74.7 million as of September 30, 2014 and December 31, 2013, respectively. The allowance for uncompensated care was $36.6 million and $46.4 million as of September 30, 2014 and December 31, 2013, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.2 million and $2.1 million for the quarters ended September 30, 2014 and 2013, respectively. The estimated cost of providing charity services was $0.3 million and $1.0 million for the quarters ended September 30, 2014 and 2013, respectively. The value of these services was $7.0 million and $6.5 million for the nine months ended September 30, 2014 and 2013 respectively. The estimated cost of providing charity services was $1.6 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care as a percentage of gross segment accounts receivable are as follows:

	September 30, 2014	December 31, 2013
Allowance for Contractual Discounts	55%	44%
Allowance for Uncompensated Care	19%	27%

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

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $13.2 million and $12.3 million at September 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		September 30, 2014
	Total	(Level 1)	(Level 2)
Investments:
Money market mutual funds	$80,044	$80,044	$—
Municipal bonds and notes	1,502	—	1,502
Corporate bonds and notes	119,318	—	119,318

	200,864	80,044	120,820

Deferred compensation plan assets	2,345	2,345	—

Total	$203,209	$82,389	$120,820

		December 31, 2013
	Total	(Level 1)	(Level 2)
Investments:
Money market mutual funds	$18,470	$18,470	$—
Commercial paper	2,999	—	2,999
Municipal bonds and notes	1,499	—	1,499
Corporate bonds and notes	77,633	—	77,633

	100,601	18,470	82,131

Deferred compensation plan assets	2,109	2,109	—

Total	$102,710	$20,579	$82,131

We hold our short-term investments in an investment fund consisting of investment grade money market instruments of governmental and private issuers, which are classified as short-term investments. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not actively traded. These items may not be traded daily; examples include corporate bonds and U.S. government agencies debt. There have been no reclassifications of assets between Level 1 and Level 2 investments during the periods covered by the financial statements included in this report. We hold no Level 3 investments. Investments included in other assets, which relate to our liability under the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at September 30, 2014 and December 31, 2013. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $502.1 million and $323.3 million at September 30, 2014 and December 31, 2013, respectively.

5. DEBT

Senior Notes - During the quarter ended March 31, 2014, we issued $500 million of 5.25% Senior Notes due March 2019. Proceeds were approximately $494 million, net of fees and expenses, and a portion of these proceeds were used to retire on March 17, 2014 $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014, we recorded a pretax charge of $29.2 million in the quarter ended March 31, 2014, which consisted of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We recorded a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million.

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

The components of long-term debt as of the dates indicated below were as follows:

	September 30, 2014	December 31, 2013
	(Thousands of dollars)
Senior Notes dated March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$—

Senior Notes dated September 23, 2010, interest only payable semi-annually at 8.625% maturing October 15, 2018	—	300,000

Revolving Credit Facility due October 1, 2016 with a group of commercial banks, interest payable at variable rates	81,604	79,000

Total long-term debt	$581,604	$379,000

Revolving Credit Facility – On September 18, 2013, we restated and amended our revolving credit facility to (a) increase our borrowing capacity to $150 million, (b) reduce the interest rate on borrowed funds to LIBOR plus 225 basis points, or prime rate, at our option, (c) remove the prior borrowing base limitation, and (d) extend the maturity date.

On March 5, 2014, we amended our revolving credit facility to (a) receive consent from the lender to complete the above-described March 2014 refinancing transactions, (b) permit us to sell and leaseback certain heavy aircraft, and (c) change the funded debt to consolidated net worth ratio to be net funded debt to consolidated net worth and (d) permit the incurrence of certain specified types of indebtedness and liens. The amended funded debt ratio has a ceiling of 1.5 to 1.

On September 26, 2014, we amended our credit facility (a) to extend the maturity date to October 1, 2016, and (b) to allow us to purchase, retire, or redeem capital stock from our employees in an aggregate amount not to exceed $25.0 million.

For additional information on our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt” included in Part I, Item 2, of this report.

Other - We maintain separate letter of credit facilities that had $15.5 million in letters of credit outstanding at September 30, 2014 and $14.7 million at December 31, 2013.

Cash paid to fund interest expense was $13.1 million for the quarter ended September 30, 2014 and $0.8 million for the quarter ended September 30, 2013. Cash paid to fund interest expense was $24.9 million for the nine months ended September 30, 2014 and $15.1 million for the nine months ended September 30, 2013. Included in the 2014 interest expense is $11.0 million of accrued interest expense paid for the 8.625% Senior Notes that we purchased on March 17, 2014 and April 16, 2014.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and nine months ended September 30, 2014 and 2013 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,483	15,474	15,483	15,474
Dilutive effect of unvested restricted stock units	244	165	163	143

Weighted average outstanding shares of common stock, diluted	15,727	15,639	15,646	15,617

7. STOCK-BASED COMPENSATION

We recognize the cost of stock-based employee compensation based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted units	$584	$120	$1,033	$342
Performance-based restricted units	975	558	2,256	1,335

Total stock-based compensation expense	$1,559	$678	$3,289	$1,677

During the quarter ended September 30, 2014, 2,197 time-based restricted units and 806 performance-based restricted units were awarded to managerial employees.

During the nine months ended September 30, 2014, 138,864 time-based restricted units and 116,612 performance-based restricted units were awarded to managerial employees.

During the quarter ended September 30, 2013, 3,857 time-based restricted units and 935 performance-based restricted units were awarded to managerial employees.

During the nine months ended September 30, 2013, 5,075 time-based restricted units and 124,982 performance-based restricted units were awarded to managerial employees.

8. ASSET DISPOSALS AND IMPAIRMENTS

During the third quarter of 2013, we sold one light aircraft previously utilized in our Oil and Gas segment and miscellaneous equipment with a carrying value of $1.2 million. Cash proceeds totaled $2.6 million, resulting in a gain on the sale of these assets of $1.4 million. There were no sales or disposals of aircraft during the third quarter of 2014, but we did have minor sales and disposals of various ancillary equipment.

9. COMMITMENTS AND CONTINGENCIES

Commitments – In 2013, we executed a contract to purchase six new heavy helicopters for our Oil and Gas segment, with deliveries scheduled throughout 2014, with an option to purchase six additional heavy aircraft for delivery in 2015 and 2016. One aircraft was delivered in each of the first and second quarters and two in the third quarter of 2014. In 2014, we exercised our option to purchase six additional new heavy helicopters for our Oil and Gas segment with deliveries scheduled in 2015 and 2016.

Total aircraft deposits of $10.2 million were included in Other Assets as of September 30, 2014. This amount represents deposits paid by us as required under aircraft purchase contracts.

As of September 30, 2014, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2014 through 2019. The aggregate option purchase prices are $35.7 million in 2014, $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $129.6 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of September 30, 2014 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites, and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites. Based upon our working relationships and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

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

Operating Leases – We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases. All aircraft leases contain purchase options exercisable by us at certain dates in the lease agreements.

At September 30, 2014, we had approximately $294.6 million in aggregate commitments under operating leases of which approximately $12.6 million is payable through December 31, 2014. The total lease commitments include $278.8 million for aircraft and $15.8 million for facility lease commitments.

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

A segment’s operating profit is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of our total selling, general and administrative expenses that is charged directly to the segment and a portion that is allocated to that segment. Direct charges represent the vast majority of the segment’s selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general and administrative expenses that we do not allocate to the reportable segments.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At September 30, 2014, we operated 173 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended September 30, 2014 and 2013, approximately 62% and 63% of our total operating revenues were generated by our Oil and Gas operations. Our Oil and Gas operations generated approximately 62% and 63% of our total operating revenue for the nine months ended September 30, 2014 and 2013, respectively.

Air Medical Segment. Our Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to our Air Medical segment.

As of September 30, 2014, 101 aircraft were assigned to our Air Medical segment. At such date, we operated approximately 90 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 71 separate locations. We also provide air medical transportation services for a customer overseas. For this program, we have deployed nine aircraft at five locations, with seven aircraft generating revenues as of September 30, 2014. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream, and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended September 30, 2014 and 2013, approximately 37% and 36% of our total operating revenues were generated by our Air Medical operations, respectively. For the nine months ended September 30, 2014 and 2013, approximately 36% of our total operating revenues were generated by our Air Medical operations.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by Medicaid, Medicare or private insurance or directly by the transported patient. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of Medicaid, Medicare, insurance and self-pay). Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $107.1 million and $67.4 million as of September 30, 2014 and September 30, 2013, respectively. The allowance for uncompensated care was $36.6 million and $55.5 million as of September 30, 2014 and September 30, 2013, respectively.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross segment billings for the following periods were as follows:

	Revenue
	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provision for contractual discounts	73%	62%	71%	60%
Provision for uncompensated care	0%	8%	3%	9%

These percentages are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay as a percentage of net Air Medical revenues for the following periods were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Insurance	76%	75%	74%	73%
Medicare	16%	17%	18%	18%
Medicaid	8%	7%	8%	8%
Self-Pay	0%	1%	0%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 36% and 38% of the segment’s revenues for the quarters ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, these contracts generated approximately 39% and 38% of the segment’s revenues.

Technical Services Segment. Our Technical Services operations provide maintenance and repairs for our existing customers that own their aircraft. Depending on when we commence and complete special projects for customers, our results for this segment can vary significantly from period to period, although these variances typically have a limited impact on our consolidated operating results. The Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.

For both the three and the nine-month periods ended September 30, 2014 and 2013, approximately 2% and 1%, respectively, of our total operating revenues were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters and nine months ended September 30, 2014 and 2013 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$133,763	$125,931	$387,782	$359,732
Air Medical	79,080	73,188	226,459	209,434
Technical Services	3,451	1,643	11,269	6,107

Total operating revenues, net	216,294	200,762	625,510	575,273

Segment direct expenses (1)
Oil and Gas (2)	105,252	99,919	306,076	290,616
Air Medical	61,215	58,924	183,320	173,296
Technical Services	3,745	1,716	9,932	5,427

Total direct expenses	170,212	160,559	499,328	469,339

Segment selling, general and administrative expenses
Oil and Gas	1,047	1,036	3,570	2,976
Air Medical	2,212	2,461	7,301	6,210
Technical Services	—	—	3	—

Total segment selling, general and administrative expenses	3,259	3,497	10,874	9,186

Total segment expenses	173,471	164,056	510,202	478,525

Net segment profit (loss)
Oil and Gas	27,464	24,976	78,136	66,140
Air Medical	15,653	11,803	35,838	29,928
Technical Services	(294)	(73)	1,334	680

Total	42,823	36,706	115,308	96,748

Other, net (3)	182	1,561	(873)	16,041
Unallocated selling, general and administrative costs (1)	(7,644)	(6,424)	(21,017)	(19,025)
Interest expense	(7,084)	(7,631)	(22,121)	(22,297)
Loss on debt extinguishment	—	—	(29,833)	—

Earnings before income taxes	$28,277	$24,212	$41,464	$71,467

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Oil and Gas	$7,515	$6,403	$21,751	$19,707
Air Medical	3,232	2,873	9,541	8,376
Technical Services	94	50	269	81

Total	$10,841	$9,326	$31,561	$28,164

Unallocated SG&A	$2,246	$1,235	$5,345	$3,260

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment and impairments, and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of September 30, 2014, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended September 30, 2014 and 2013, we recorded income in equity of unconsolidated affiliate of $0.3 million and $0.2 million, relative to our 49% equity ownership, respectively. For the nine months ended September 30, 2014 and 2013, we recorded income in equity of unconsolidated affiliate of $0.2 million and a loss of equity of $0.9 million relative to this ownership, respectively. In addition, we had $6.1 million of trade receivables and $0.6 million of accrued liabilities as of September 30, 2014 from PHIC. We had $3.5 million of trade receivables and a $1.9 million of accrued liabilities as of December 31, 2013. The trade receivables are included in Accounts receivable - trade on our Condensed Consolidated Balance Sheets. The accrued liabilities are included in Accrued and other current liabilities on our Condensed Consolidated Balance Sheets. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $-0- million at September 30, 2014 and December 31, 2013.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	September 30, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$51	$3,065	$—	$3,116
Short-term investments	185,379	—	—	185,379
Accounts receivable – net	95,733	107,103	—	202,836
Intercompany receivable	50,651	—	(50,651)	—
Inventories of spare parts – net	66,528	7,916	—	74,444
Prepaid expenses	8,841	1,998	—	10,839
Deferred income taxes	12,723	—	—	12,723
Income taxes receivable	713	510	—	1,223

Total current assets	420,619	120,592	(50,651)	490,560

Investment in subsidiaries	214,025	—	(214,025)	—
Property and equipment – net	661,184	215,133	—	876,317
Restricted investments	15,485	—	—	15,485
Other assets	18,239	193	—	18,432

Total assets	$1,329,552	$335,918	$(264,676)	$1,400,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,788	$6,205	$—	$30,993
Accrued and other current liabilities	30,682	18,100	—	48,782
Intercompany payable	—	50,551	(50,551)	—

Total current liabilities	55,470	74,856	(50,551)	79,775

Long-term debt	581,604	—	—	581,604
Deferred income taxes and other long-term liabilities	104,177	46,937	—	151,114
Shareholders’ Equity:
Common stock and paid-in capital	301,592	3,186	(3,186)	301,592
Accumulated other comprehensive loss	(96)	—	—	(96)
Retained earnings	286,805	210,939	(210,939)	286,805

Total shareholders’ equity	588,301	214,125	(214,125)	588,301

Total liabilities and shareholders’ equity	$1,329,552	$335,918	$(264,676)	$1,400,794

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$128,580	$87,714	$—	$216,294

Expenses:
Direct expenses	105,327	65,208	(4)	170,531
Selling, general and administrative Expenses	8,597	2,306	—	10,903

Total operating expenses	113,924	67,514	(4)	181,434

Loss on disposal of assets, net	56	—	—	56
Equity in income of unconsolidated affiliate	(319)	—	—	(319)

Operating income	14,919	20,200	4	35,123

Equity in net income of consolidated subsidiaries	(12,333)	—	12,333	—
Interest expense	7,082	2	—	7,084
Other income, net	(226)	(16)	4	(238)

	(5,477)	(14)	12,337	6,846

Earnings before income taxes	20,396	20,214	(12,333)	28,277
Income tax expense	3,147	7,881	—	11,028

Net earnings	$17,249	$12,333	$(12,333)	$17,249

	For the quarter ended September 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$125,160	$75,602	$—	$200,762

Expenses:
Direct expenses	98,669	62,062	—	160,731
Selling, general and administrative expenses	7,365	2,420	—	9,785
Management fees	(3,024)	3,024	—	—

Total operating expenses	103,010	67,506	—	170,516

Gain on disposal of assets, net	(1,380)	(19)	—	(1,399)
Equity in income of unconsolidated affiliate	(172)	—	—	(172)

Operating income	23,702	8,115	—	31,817

Equity in net income of consolidated subsidiaries	(4,787)	—	4,787	—
Interest expense	7,631	137	—	7,768
Other income, net	(163)	—	—	(163)

	2,681	137	4,787	7,605

Earnings before income taxes	21,021	7,978	(4,787)	24,212
Income tax expense	7,244	3,191	—	10,435

Net earnings	$13,777	$4,787	$(4,787)	$13,777

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$375,326	$250,184	$—	$625,510

Expenses:
Direct expenses	304,668	194,886	(13)	499,541
Selling, general and administrative expenses	24,307	7,584	—	31,891

Total operating expenses	328,975	202,470	(13)	531,432

Loss on disposal of assets, net	1,371	—	—	1,371
Equity in income of unconsolidated affiliate	(213)	—	—	(213)

Operating income	45,193	47,714	13	92,920

Equity in net income of consolidated subsidiaries	(29,118)	—	29,118	—
Interest expense	22,119	2	—	22,121
Loss on debt extinguishment	29,833	—	—	29,833
Other income, net	(495)	(16)	13	(498)

	22,339	(14)	29,131	51,456

Earnings before income taxes	22,854	47,728	(29,118)	41,464
Income tax expense	(2,442)	18,610	—	16,168

Net earnings	$25,296	$29,118	$(29,118)	$25,296

	For the nine months ended September 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$354,453	$220,820	$—	$575,273

Expenses:
Direct expenses	285,661	182,767	—	468,428
Selling, general and administrative expenses	21,719	6,356	—	28,075
Management fees	(8,833)	8,833	—	—

Total operating expenses	298,547	197,956	—	496,503

Gain on disposal of assets, net	(16,056)	(19)	—	(16,075)
Impairment of assets	—	421	—	421
Equity in loss of unconsolidated affiliate	911	—	—	911

Operating income	71,051	22,462	—	93,513
Equity in net income of consolidated subsidiaries	(13,395)	—	13,395	—
Interest expense	22,297	137	—	22,434
Other income, net	(388)	—	—	(388)

	8,514	137	13,395	22,046

Earnings before income taxes	62,537	22,325	(13,395)	71,467
Income tax expense	20,406	8,930	—	29,336

Net earnings	$42,131	$13,395	$(13,395)	$42,131

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$17,249	$12,333	$(12,333)	$17,249

Unrealized loss on short-term investments	(165)	—	—	(165)

Changes in pension plan assets and benefit obligations	(1)	—	—	(1)

Tax effect	64	—	—	64

Total Comprehensive Income	$17,147	$12,333	$(12,333)	$17,147

	For the quarter ended September 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$13,777	$4,787	$(4,787)	$13,777

Unrealized gain on short-term investments	61	—	—	61

Changes in pension plan assets and benefit obligations	—	—	—	—

Tax effect	(24)	—	—	(24)

	$13,814	$4,787	$(4,787)	$13,814

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$25,296	$29,118	$(29,118)	$25,296

Unrealized gain on short-term investments	(126)	—	—	(126)

Changes in pension plan assets and benefit obligations	9	—	—	9

Tax effect	45	—	—	45

Total Comprehensive Income	$25,224	$29,118	$(29,118)	$25,224

	For the nine months ended September 30, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$42,131	$13,395	$(13,395)	$42,131

Unrealized gain on short-term investments	23	—	—	23

Changes in pension plan assets and benefit obligations	(10)	—	—	(10)

Tax effect	(5)	—	—	(5)

	$42,139	$13,395	$(13,395)	$42,139

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$30,206	$25,879	$—	$56,085

Investing activities:
Purchase of property and equipment	(131,478)	—	—	(131,478)
Proceeds from asset dispositions	7,171	—	—	7,171
Purchase of short-term investments	(439,745)	—	—	(439,745)
Proceeds from sale of short-term investments	338,253	—	—	338,253
Refund of deposits on aircraft	9,506	—	—	9,506
Payments of deposits on aircraft	(6,882)	—	—	(6,882)
Loan to unconsolidated affiliate	(175)	—	—	(175)
Receivables due from affiliate	23,696	—	(23,696)	—

Net cash used in investing activities	(199,654)	—	(23,696)	(223,350)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—	500,000
Premium and costs to retire debt early	(26,749)	—	—	(26,749)
Repayment of Senior Notes due 2018	(300,000)	—	—	(300,000)
Debt issuance costs	(6,232)	—	—	(6,232)
Proceeds from line of credit	205,604	—	—	205,604
Payments on line of credit	(203,000)	—	—	(203,000)
Repurchase of common stock for payroll tax withholding requirements	(176)	—	—	(176)
Payable due to affiliate	—	(23,696)	23,696	—

Net cash provided by financing activities	169,447	(23,696)	23,696	169,447

Increase in cash	(1)	2,183	—	2,182
Cash, beginning of period	52	882	—	934

Cash, end of period	$51	$3,065	$—	$3,116

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “goals”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: any reduction in demand for our services due to volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico generally, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft from our suppliers, and the availability of capital or lease financing to acquire such aircraft; the availability of adequate insurance; weather conditions and seasonal factors, including reduced daylight hours, tropical storms and hurricanes; unexpected variances in flight hours; the adverse impact of customers terminating or reducing our services; the impact of current or future governmental regulations, including but not limited to the impact of new and pending healthcare legislation and regulations and regulations issued or actions taken by the Federal Aviation Administration; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; operating hazards; our ability to develop and implement successful business strategies and our ability to change or abandon such strategies without advance notice to our shareholders; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; and general economic conditions and adverse market events. For a more detailed description of risks, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by our subsequently filed quarterly reports on Form 10-Q (“SEC Filings”). All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•	Flight volume and patient transports in our Air Medical segment. Our traditional provider programs are typically billed at a fixed monthly contractual rate plus a variable rate for flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 39%, 39%, 22% and 20% of the segment’s revenues for the nine months ended September 30, 2014, and the years ended December 31, 2013, 2012 and 2011, respectively, with the increase in this percentage being attributable to our implementation of new projects. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages and we may not be able to recover all of these costs increases through rate increases.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$133,763	$125,931	$7,832
Air Medical	79,080	73,188	5,892
Technical Services	3,451	1,643	1,808

Total operating revenues	216,294	200,762	15,532

Segment direct expenses
Oil and Gas (1)	105,252	99,919	(5,333)
Air Medical	61,215	58,924	(2,291)
Technical Services	3,745	1,716	(2,029)

Total segment direct expenses	170,212	160,559	(9,653)

Segment selling, general and administrative expenses
Oil and Gas	1,047	1,036	(11)
Air Medical	2,212	2,461	249
Technical Services	—	—	—

Total segment selling, general and administrative expenses	3,259	3,497	238

Total segment expenses	173,471	164,056	(9,415)

Net segment profit
Oil and Gas	27,464	24,976	2,488
Air Medical	15,653	11,803	3,850
Technical Services	(294)	(73)	(221)

Total net segment profit	42,823	36,706	6,117

Other, net (2)	182	1,561	(1,379)
Unallocated selling, general and administrative costs	(7,644)	(6,424)	(1,220)
Interest expense	(7,084)	(7,631)	547

Earnings before income taxes	28,277	24,212	4,065
Income tax expense	11,028	10,435	(593)

Net earnings	$17,249	$13,777	$3,472

Flight hours:
Oil and Gas	31,572	29,698	1,874
Air Medical (3)	9,335	9,472	(137)
Technical Services	29	134	(105)

Total	40,936	39,304	1,632

Air Medical Transports (4)	4,777	4,783	(6)

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, impairments, and other income.
(3)	Flight hours for the quarter ended September 30, 2014 include 2,833 flight hours associated with traditional provider contracts, compared to 2,883 flight hours in the prior year quarter.
(4)	Represents individual patient transports for the period.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2014	2013
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$387,782	$359,732	$28,050
Air Medical	226,459	209,434	17,025
Technical Services	11,269	6,107	5,162

Total operating revenues	625,510	575,273	50,237

Segment direct expenses
Oil and Gas (1)	306,076	290,616	(15,460)
Air Medical	183,320	173,296	(10,024)
Technical Services	9,932	5,427	(4,505)

Total segment direct expenses	499,328	469,339	(29,989)

Segment selling, general and administrative expenses
Oil and Gas	3,570	2,976	(594)
Air Medical	7,301	6,210	(1,091)
Technical Services	3	—	(3)

Total segment selling, general and administrative expenses	10,874	9,186	(1,688)

Total segment expenses	510,202	478,525	(31,677)
Net segment profit
Oil and Gas	78,136	66,140	11,996
Air Medical	35,838	29,928	5,910
Technical Services	1,334	680	654

Total net segment profit	115,308	96,748	18,560

Other, net (2)	(873)	16,041	(16,914)
Unallocated selling, general and administrative costs	(21,017)	(19,025)	(1,992)
Interest expense	(22,121)	(22,297)	176
Loss on debt extinguishment	(29,833)	—	(29,833)

Earnings before income taxes	41,464	71,467	(30,003)
Income tax expense	16,168	29,336	13,168

Net earnings	$25,296	$42,131	$(16,835)

Flight hours:
Oil and Gas	87,634	85,993	1,641
Air Medical (3)	26,648	26,093	555
Technical Services	494	653	(159)

Total	114,776	112,739	2,037

Air Medical Transports (4)	13,630	13,596	34

Aircraft operated at period end:
Oil and Gas (5)	173	169
Air Medical (6)	101	102
Technical Services	6	6

Total (5) (6)	280	277

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, impairments, and other income.
(3)	Flight hours include 7,698 flight hours year to date (through September 30, 2014) associated with traditional provider contracts, compared to 7,652 flight hours for the same period in 2013.
(4)	Represents individual patient transports for the period.
(5)	Includes eight aircraft as of September 30, 2014 and 2013 that were owned or leased by customers but operated by us.
(6)	Includes 13 aircraft as of September 30, 2014 and 2013 that were owned or leased by customers but operated by us.

Quarter Ended September 30, 2014 compared with Quarter Ended September 30, 2013

Combined Operations

Operating Revenues - Operating revenues for the three months ended September 30, 2014 were $216.3 million, compared to $200.8 million for the three months ended September 30, 2013, an increase of $15.5 million. Oil and Gas segment operating revenues increased $7.8 million for the quarter ended September 30, 2014, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours for these aircraft as well as incremental rate increases implemented over the past year. Operating revenues in our Air Medical segment increased $5.9 million due principally to increased revenues attributable to an expansion of our traditional provider operations, as well as increased revenues from our independent provider programs driven principally by rate increases over the past year.

Total flight hours for the quarter ended September 30, 2014 were 40,936 compared to 39,304 for the quarter ended September 30, 2013. Oil and Gas segment flight hours increased 1,874 hours, due principally to increases in light and heavy aircraft flight hours, partially offset by a decrease in medium aircraft flight hours. Air Medical segment flight hours decreased 137 hours from the quarter ended September 30, 2013, due to decreased flight hours in both our traditional provider programs and independent provider programs. Individual patient transports in the Air Medical segment were 4,777 for the quarter ended September 30, 2014, compared to transports of 4,783 for the quarter ended September 30, 2013.

Direct Expenses – Direct operating expense was $170.2 million for the three months ended September 30, 2014, compared to $160.6 million for the three months ended September 30, 2013, an increase of $9.6 million, or 6.0%. Employee compensation expense increased $6.4 million due to an increase of approximately 106 employees since September 30, 2013, coupled with compensation rate increases. Employee compensation expense represented approximately 46% and 45% of total direct expense for the quarters ended September 30, 2014 and 2013, respectively. We also experienced increases of $1.2 million in aircraft warranty costs due to vendor rate increases and increased flight hours (representing 7% of total quarterly direct expense), and $1.9 million in aircraft spare parts costs (representing 5% of total quarterly direct expenses), $1.2 million in aircraft depreciation (representing 5% of total quarterly direct expense), $0.4 million in component repair costs (representing 5% of total quarterly direct expense), and $0.3 million in aircraft rent (representing 7% of total quarterly direct expense) due to additional aircraft added to the fleet. Aircraft fuel increased $0.2 million primarily due to increased flight hours. Other direct costs decreased $2.0 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $10.9 million for the three months ended September 30, 2014, compared to $9.9 million for the three months ended September 30, 2013. The $1.0 million increase was primarily attributable to increased employee compensation expense of $1.2 million due to additional personnel and compensation rate increases. Legal expenses increased $0.4 million and outside services expenses decreased $0.4 million. Other items decreased $0.2 million, net.

Loss on disposal of assets, net – Losses on asset dispositions were $0.1 million for the three months ended September 30, 2014, compared to a gain of $1.4 million for the three months ended September 30, 2013 associated with the sale of two heavy aircraft that no longer met our strategic needs. See Note 8.

Equity in income of unconsolidated affiliate – Equity in the income of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.3 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. See Note 11.

Interest Expense – Interest expense was $7.1 million for the three months ended September 30, 2014, compared to $7.8 million for the three months ended September 30, 2013, principally due to lower interest rates.

Other income, net – Other income was $0.2 million for the three months ended September 30, 2014 and 2013, and represents primarily interest income.

Income Taxes – Income tax expense for the three months ended September 30, 2014 was $11.0 million compared to income tax expense of $10.4 million for the three months ended September 30, 2013. Our effective tax rate was 39% and 43% for the three months ended September 30, 2014 and September 30, 2013, respectively. The decrease in the income tax rate is primarily attributable to a decrease in non-deductible permanent tax differences between the two periods.

Net Earnings – Net earnings for the three months ended September 30, 2014 was $17.2 million compared to net earnings of $13.8 million for the three months ended September 30, 2013. Earnings before income taxes for the three months ended September 30, 2014 was $28.3 million compared to earnings before income tax of $24.2 million for the same period in 2013. Earnings per diluted share was $1.10 for the current quarter compared to earnings per diluted share of $0.88 for the prior year quarter. The increase in earnings before taxes for the quarter ended September 30, 2014 is attributable to the increased profits in the Oil and Gas and Air Medical segments and the reduction in interest expense, partially offset by the reduction in gains on asset dispositions. We had 15.7 million and 15.6 million weighted average diluted common shares outstanding during the three months ended September 30, 2014 and 2013, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $133.8 million for the three months ended September 30, 2014, compared to $126.0 million for the three months ended September 30, 2013, an increase of $7.8 million. Our Oil and Gas segment revenues are primarily driven by the number of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 31,572 for the most recent quarter compared to 29,698 for the same quarter in the prior year, an increase of 1,874 flight hours. The increase in flight hours is attributable to higher flight hours for our light and heavy aircraft, partially offset by decreased flight hours for our medium aircraft. The increase in revenue is primarily due to increased heavy aircraft flight revenues, attributable to increased flight hours for these aircraft in the Gulf of Mexico, and incremental rate increases implemented over the past year.

The number of aircraft deployed in the segment was 173 at September 30, 2014 and 169 at September 30, 2013. We added seven new aircraft to our Oil and Gas segment since September 30, 2013, consisting of four heavy and three light aircraft. We have sold or disposed of four aircraft in the Oil and Gas segment since September 30, 2013, consisting of one light and three fixed wing aircraft. One aircraft was transferred from our Air Medical segment.

Direct expense in our Oil and Gas segment was $105.3 million for the three months ended September 30, 2014, compared to $99.9 million for the three months ended September 30, 2013, an increase of $5.4 million. Employee compensation expenses increased $3.4 million due to increases in personnel and compensation rate increases. We also incurred increases in aircraft rent expense of $0.7 million, and aircraft depreciation of $1.0 million due to additional heavy aircraft added to the fleet. Aircraft warranty costs increased $1.3 million due to cost increases and increased flight hours. Other items decreased $1.0 million, net.

Selling, general and administrative segment expenses were $1.0 million for the three months ended September 30, 2014 and 2013.

Oil and Gas segment profit was $27.5 million for the quarter ended September 30, 2014, compared to segment profit of $25.0 million for the quarter ended September 30, 2013. The increase in segment profit was due to the above-described increase in segment revenues, which were only partially offset by increased segment expenses.

Air Medical – Air Medical segment revenues were $79.1 million for the three months ended September 30, 2014, compared to $73.2 million for the three months ended September 30, 2013, an increase of $5.9 million. Operating revenues in our traditional provider programs increased $1.0 million due to an expansion of our overseas operations. Operating revenues in our independent provider programs increased $4.8 million due primarily to improved payor mix and rate increases implemented over the past year. Patient transports were 4,777 for the three months ended September 30, 2014, compared to 4,783 for the same period in the prior year.

The number of aircraft in the segment at September 30, 2014 was 101 compared to 102 at September 30, 2013. Since September 30, 2013, we sold or disposed of seven light and one medium aircraft in our Air Medical segment. We also added six light and two medium aircraft to our Air Medical segment. One aircraft was transferred to our Oil and Gas segment.

Direct expense in our Air Medical segment was $61.2 million for the three months ended September 30, 2014, compared to $58.9 million for the three months ended September 30, 2013, an increase of $2.3 million. Employee compensation expenses increased $2.5 million due to increases in personnel and compensation rate increases. There were also increases in aircraft depreciation of $0.2 million due to additional aircraft added to the fleet, and increases in aircraft operating costs, including higher spare parts costs of $1.6 million. There were decreases in component repair costs of $0.4 million and aircraft rent of $0.4 million. Other direct expense items decreased by a net of $1.2 million.

Selling, general and administrative segment expenses were $2.2 million for the three months ended September 30, 2014, compared to $2.5 million for the three months ended September 30, 2013. The $0.3 million decrease was primarily due to decreased promotional expenses.

Air Medical segment profit was $15.7 million for the quarter ended September 30, 2014, compared to a segment profit of $11.8 million for the quarter ended September 30, 2013. The increase in profit of $3.9 million is primarily attributable to the increased revenues described above, which were partially offset by the increased aircraft operating expenses described above.

Technical Services – Technical Services revenues were $3.5 million for the three months ended September 30, 2014, compared to $1.6 million for the three months ended September 30, 2013. Direct expense increased $2.0 million compared to the prior year quarter. These revenue and expense increases were driven primarily by an expansion of technical services provided to a government customer under a project that we expect to complete before the end of 2014. Therefore, the revenue and profit associated with this project are not recurring. Technical Services segment loss was $0.3 million for the three months ended September 30, 2014, compared to a net loss of $0.1 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 compared with Nine Months Ended September 30, 2013

Combined Operations

Operating Revenues - Operating revenues for the nine months ended September 30, 2014 were $625.5 million, compared to $575.3 million for the nine months ended September 30, 2013, an increase of $50.2 million. Oil and Gas segment operating revenues increased $28.1 million for the nine months ended September 30, 2014, related primarily to increased heavy aircraft flight revenues resulting predominately from increased flight hours for these aircraft as well as rate increases implemented over the past year. Operating revenues in our Air Medical segment increased $17.0 million due principally to increased revenues attributable to an expansion of our traditional provider operations, as well as increased revenues from our independent provider programs driven principally by rate increases over the past year.

Total flight hours for the nine months ended September 30, 2014 were 114,776 compared to 112,739 for the nine months ended September 30, 2013. Oil and Gas segment flight hours increased 1,641 hours, due principally to increases in light and heavy aircraft flight hours, partially offset by a decrease in medium aircraft flight hours. Air Medical segment flight hours increased 555 hours from the nine months ended September 30, 2013, due to increased flight hours in our traditional provider programs. Individual patient transports in the Air Medical segment were 13,630 for the nine months ended September 30, 2014, compared to 13,596 transports for the nine months ended September 30, 2013.

Direct Expenses – Direct operating expense was $499.3 million for the nine months ended September 30, 2014, compared to $469.3 million for the nine months ended September 30, 2013, an increase of $30.0 million, or 6.4%. Employee compensation expense increased $18.1 million due to an increase of approximately 106 employees compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 46% and 45% of total direct expense for the nine months ended September 30, 2014 and 2013, respectively. In addition, we experienced increases of $2.3 million in aircraft rent expense (representing 7% of total direct expense), and increases of $3.0 million in aircraft depreciation (representing 5% of total direct expense), due to additional aircraft added to the fleet. We also experienced increases in (i) aircraft operating costs, including aircraft spare parts costs for $1.8 million (representing 5% of direct expense), (ii) component repair costs of $1.5 million (representing 4% of total direct expense), primarily due to additional aircraft added to the fleet, and (iii) fuel expense of $0.5 million (representing 6% of total direct expense). Aircraft warranty costs increased $1.6 million due to vendor rate increases and increased flight hours. Costs of goods sold increased $1.2 million, primarily related to expanded services provided to an external customer by our Technical Services segment. Other direct costs items increased $0.9 million, net.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $31.9 million for the nine months ended September 30, 2014, compared to $28.1 million for the nine months ended September 30, 2013. The $3.8 million increase was primarily attributable to increased employee compensation expense of $3.0 million and legal expenses of $0.5 million.

Loss on disposal of assets, net – Losses on asset dispositions were $1.4 million for the nine months ended September 30, 2014, compared to a gain of $16.1 million for the nine months ended September 30, 2013. In 2013, we sold two heavy aircraft that no longer met our strategic needs. See Note 8.

Equity in income/loss of unconsolidated affiliate – Equity in the income of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.2 million for the nine months ended September 30, 2014, compared to a loss of $0.9 million for the prior year period. See Note 11.

Interest Expense – Interest expense was $22.1 million for the nine months ended September 30, 2014, compared to $22.3 for September 30, 2013, principally due to lower interest rates.

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

Other income, net – Other income was $0.5 million for the nine months ended September 30, 2014 compared to $0.4 million for the same period in 2013, and represents primarily interest income.

Income Taxes – Income tax expense for the nine months ended September 30, 2014 was $16.2 million compared to income tax expense of $29.3 million for the nine months ended September 30, 2013. Our effective tax rate was 39% and 41% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The decrease in income tax expense is primarily attributable to the decrease in earnings before tax as a result of extinguishment charges related to the above-described redemption of our 8.625% Senior Notes for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Net Earnings – Net earnings for the nine months ended September 30, 2014 was $25.3 million compared to net earnings of $42.1 million for the nine months ended September 30, 2013. Earnings before income taxes for the nine months ended September 30, 2014 was $41.5 million compared to earnings before income tax of $71.5 million for the same period in 2013. Earnings per diluted share was $1.62 for the current nine months compared to earnings per diluted share of $2.70 for the prior year nine months. The decrease in earnings before taxes for the nine months ended September 30, 2014 is attributable to the pre-tax charge of $29.2 million related to the early retirement of our 8.625% Senior Notes, partially offset by increased profits in each of our segments. Also, 2013 earnings included a gain on sale of assets of $16.1 million. We had 15.6 million weighted average diluted common shares outstanding during the nine months ended September 30, 2014 and 2013.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $387.8 million for the nine months ended September 30, 2014, compared to $359.7 million for the nine months ended September 30, 2013, an increase of $28.1 million. Our Oil and Gas segment revenues are primarily driven by the number of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 87,634 for the most recent nine month period compared to 85,993 for the same nine months in the prior year, an increase of 1,642 flight hours. The increase in flight hours is attributable to increased flight hours for our light and heavy aircraft, partially offset by lower flight hours for our medium aircraft. The increase in revenue is primarily due to increased light and heavy aircraft flight revenues, primarily attributable to increased flight hours for these aircraft in the Gulf of Mexico, and rate increases implemented over the past year. These increases in light and heavy aircraft revenues were partially offset by decreases in our medium aircraft revenues.

The number of aircraft deployed in the segment was 173 at September 30, 2014 and 169 at September 30, 2013. We added seven new aircraft to our Oil and Gas segment since September 30, 2013, consisting of four heavy and three light aircraft. We have sold or disposed of four aircraft in the Oil and Gas segment since September 30, 2013, consisting of one light and three fixed wing aircraft. One aircraft was transferred from our Air Medical segment.

Direct expense in our Oil and Gas segment was $306.1 million for the nine months ended September 30, 2014, compared to $290.6 million for the nine months ended September 30, 2013, an increase of $15.5 million. Employee compensation expenses increased $8.8 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $3.6 million, and aircraft depreciation of $1.9 million, due to the additional heavy aircraft added to the fleet. Aircraft warranty costs increased $2.4 million due to vendor rate increases and increased flight hours. Other items decreased $1.3 million, net.

Selling, general and administrative segment expenses were $3.6 million for the nine months ended September 30, 2014 and $3.0 million for the nine months ended September 30, 2013. The increase was primarily due to increased employee compensation costs due to additional employees and compensation rate increases.

Oil and Gas segment profit was $78.1 million for the nine months ended September 30, 2014, compared to segment profit of $66.1 million for the nine months ended September 30, 2013. The increase in segment profit was due to the above-described increase in segment revenues, which were only partially offset by increased segment expenses. These revenue increases are primarily attributable to the above-described increase in heavy aircraft flight revenues.

Air Medical – Air Medical segment revenues were $226.5 million for the nine months ended September 30, 2014, compared to $209.4 million for the nine months ended September 30, 2013, an increase of $17.1 million. Operating revenues in our traditional provider programs increased $7.8 million due to the expansion of our oversees operations. Patient transports were 13,630 for the nine months ended September 30, 2014, compared to 13,596 for the same period in the prior year. Operating revenues in our independent provider programs increased $9.2 million primarily due to rate increases implemented over the past year.

The number of aircraft in the segment at September 30, 2014 was 101 compared to 102 at September 30, 2013. Since September 30, 2013, we sold or disposed of seven light and one medium aircraft in our Air Medical segment. We also added six light and two medium aircraft to our Air Medical segment. One aircraft was transferred to our Oil and Gas segment.

Direct expense in our Air Medical segment was $183.3 million for the nine months ended September 30, 2014, compared to $173.3 million for the nine months ended September 30, 2013, an increase of $10.0 million. Employee compensation expenses increased $9.5 million due to increases in personnel and compensation rate increases. Aircraft depreciation increased $0.9 million, due to additional aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $1.9 million and component repair costs of $1.0 million. These increases were partially offset by a decrease in aircraft warranty costs of $0.9 million due to the termination of the manufacturer’s warranty program for certain aircraft. In addition, there was a decrease in cost of goods sold of $0.9 million due to certain costs attributable to our international operations which we bill on a cost plus basis. Other direct expense items decreased by a net of $1.5 million.

Selling, general and administrative segment expenses were $7.3 million for the nine months ended September 30, 2014, compared to $6.2 million for the nine months ended September 30, 2013. The $1.1 million increase was primarily due to an increase of $0.7 million in employee compensation expense, due to additional personnel and compensation rate increases, as well as increased legal expenses of $0.1 million, outside services of $0.1 million, bad debt expense of $0.1 million, and other additional expenses of $0.1 million.

Air Medical segment profit was $35.8 million for the nine months ended September 30, 2014, compared to a segment profit of $29.9 million for the nine months ended September 30, 2013. The increase in profit is primarily attributable to the increased revenues described above, partially offset by the increased aircraft operating expenses described above.

Technical Services – Technical Services revenues were $11.3 million for the nine months ended September 30, 2014, compared to $6.1 million for the nine months ended September 30, 2013. Direct expense increased $4.5 million compared to the prior year nine months. These revenue and expense increases were driven by an expansion of technical services provided to a government customer and are specific to a project. Therefore, the revenue and profit from the services associated with this project are not recurring. Technical Services segment profit was $1.3 million for the nine months ended September 30, 2014, compared to $0.7 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, the acquisition of equipment and inventory, and other working capital needs. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and proceeds from senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into operating leases to fund these acquisitions.

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $3.1 million at September 30, 2014, compared to $0.9 million at December 31, 2013. Short-term investments were $185.4 million at September 30, 2014, compared to $85.9 million at December 31, 2013. We also had $15.5 million and $14.7 million in restricted investments at September 30, 2014 and December 31, 2013, respectively, securing outstanding letters of credit.

Operating activities - Net cash provided by operating activities was $56.1 million for the nine months ended September 30, 2014, compared to $68.1 million for the same period in 2013, a decrease of $12.0 million. Net earnings, excluding the effects of non-cash items and the loss on debt extinguishment, contributed $102.4 million of cash flow for 2014, compared to $85.6 million for 2013, and increase of $16.8 million, primarily related to the increase in operating income. The $12.0 million decrease in cash flow is primarily due to $2.4 million more interest paid in 2014 on the Senior Notes, $5.5 million increase in staff bonuses paid in 2014 due to increased 2013 earnings, a $9.7 million increase in the payment of income taxes, and $2.0 million of prepaid insurance in 2014, offset by an $7.9 million dollar increase in cash flow from operations due to changes in accounts receivable.

Investing activities - Net cash used in investing activities was $223.4 million for the nine months ended September 30, 2014, compared to $69.5 million for the same period in 2013. Purchases and sales of short-term investments used $101.5 million of cash during the nine months ended September 30, 2014 compared to $27.5 million in the comparable prior year period. The increase in purchases of short-term investments results primarily from the investment of approximately $71.0 million of net proceeds of our March 2014 issuance of 5.25% Senior Notes remaining after the repurchase of our 8.625% Senior Notes, payment of related fees and costs, and the contemporaneous $91.9 million payoff of our credit facility balance. Gross proceeds from asset dispositions were $7.2 million for the nine months ended September 30, 2014, compared to $39.8 million for the same period in 2013. Capital expenditures were $131.5 million for the nine months ended September 30, 2014, compared to $86.1 million for the same period in 2013. Capital expenditures for aircraft and aircraft improvements accounted for $126.2 million and $80.3 million of these totals for the nine months ended 2014 and 2013, respectively. We purchased four light aircraft, and two medium aircraft, and exercised purchase options on two medium aircraft and four heavy aircraft in 2014. The purchases were financed using net proceeds from the issuance of our Senior Notes and our revolving credit facility.

Financing activities – Financing activities include the issuance of $500 million of 5.25% Senior Notes on March 17, 2014, as further described below. Net proceeds of $494.9 million from this issuance were used to repurchase $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer that also settled on March 17, 2014. Our total cost to repurchase those notes was $29.2 million, including the tender premium of $26.1 million and $3.2 million of unamortized issuance costs. We redeemed on April 16, 2014 the remaining $7.4 million of 8.625% Senior Notes outstanding, at a redemption price of 108.3% of their face amount plus accrued interest. We had net borrowings of $2.6 million on our revolving credit facility in the nine months ended September 30, 2014, compared to net borrowings of $1.5 million for the same period in 2013.

Other – Our cash taxes paid during the nine months ended September 30, 2014 are substantially higher than our cash taxes for the comparable prior nine-month period in 2013 due to higher foreign taxes paid in connection with the expansion of our overseas operations. Based on current circumstances, we anticipate that our cash tax obligations will moderate beginning in the first quarter of 2015 and that our 2015 cash taxes will be lower than our 2014 cash taxes.

Long Term Debt

As of September 30, 2014, our total long-term debt was $581.6 million, consisting of our $500 million of 5.25% Senior Notes due 2019, and $81.6 million borrowed under our revolving credit facility.

On March 17, 2014, we issued $500 million of 5.25% Senior Notes due March 15, 2019, in a private placement under the Securities Act of 1933. Proceeds were approximately $494.9 million, net of fees and expenses, and were used to retire $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014 and April 2014, we recorded a pretax charge of $29.8 million in the nine months ended September 30, 2014, which consisted of $26.7 million of premium and $3.1 million of unamortized issuance costs. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million. In August 2014, we exchanged our privately-placed 5.25% Senior Notes for 5.25% Senior Notes registered under the Securities Act of 1933.

After the repurchase and redemption of all $300 million of our previously outstanding 8.625% Senior Notes as described above, we had remaining net proceeds of approximately $156 million. We used $91.9 million of the proceeds to pay off all of our revolving credit facility balance. We used the remaining proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, for the purchase of new aircraft.

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

On March 5, 2014 we amended our credit facility to (a) receive consent from the Bank to complete the above-described March 2014 refinancing transactions, (b) permit us to sell and lease back certain heavy aircraft and (c) change the funded debt component of the funded debt to net worth ratio to a net funded debt component in which certain of our short-term investments are not included when calculating net debt and (d) permit the incurrence of certain specified types of indebtedness and liens. The amended net funded debt ratio has a ceiling of 1.5 to 1. For additional information, including a full copy of this amendment, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2014.

On September 26, 2014 we amended our credit facility (a) to extend the maturity date to October 1, 2016, and (b) to allow us to purchase, retire, or redeem capital stock from our employees in an aggregate amount not to exceed $25.0 million. On November 4, 2014, our Board approved a voluntary employee stock repurchase plan under which employees holding PHI shares issued under our equity incentive programs can voluntarily offer to sell their shares to PHI and PHI may accept or reject these offers. Although we currently do not anticipate that the volume of repurchases under this plan will be material, our September 26, 2014 credit facility amendment will enable us to effect such repurchases to the extent we elect to do so.

At September 30, 2014 we had $81.6 million in borrowings under our $150.0 million revolving credit facility. At the same date in 2013, we had $88.3 million in borrowings.

For additional information on our long term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of September 30, 2014 related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of September 30, 2014, and expect to remain in compliance through the year ending December 31, 2014. As of September 30, 2014, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2014(1)	2015	2016	2017	2018	Beyond 2018
		(Thousands of dollars)
Aircraft purchase commitments (2)	$221,109	$52,991	$110,554	$57,564	$—	$—	$—
Aircraft lease obligations	278,740	11,423	45,280	42,601	36,211	32,530	110,695
Other lease obligations	15,812	1,211	3,980	3,163	2,352	1,759	3,347
Long-term debt(3)	581,604	—	—	81,604	—	—	500,000
Senior notes interest(3)	118,125	—	26,250	26,250	26,250	26,250	13,125

	$1,215,390	$65,625	$186,064	$211,182	$64,813	$60,539	$627,167

(1)	Payments due during the last three months of 2014 only.
(2)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.
(3)	Actual principal and interest paid in all years may differ if new debt is issued or our current debt is refinanced.

The table above reflects only contractual obligations as of September 30, 2014 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of September 30, 2014, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates 2014 through 2019. The aggregate option purchase prices are $35.7 million in 2014, $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $129.6 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

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

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility. Based on the $71.2 million weighted average loan balance during the nine months ended September 30, 2014, a 10% increase (0.241%) in interest rates would have reduced our annual pre-tax earnings approximately $0.2 million, but would not have changed the fair market value of this debt.

Our $500 million of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At September 30, 2014, the market value of the notes was approximately $502.1 million, based on quoted market indications.

We hold financial instruments that are exposed to the following significant market risks: the interest rate risk associated with our investments in money market funds, U.S. Government Agencies debt, commercial paper, and corporate bonds and notes.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q filed on August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3*	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank.

4.4	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.5	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

4.6	Registration Rights Agreement, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and UBS Securities, LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed March 17, 2014).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 7, 2014	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 7, 2014	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer