Form 10-K
period 2014-12-31
PHI INC
filed 2015-02-27
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $679,655,221 based upon the last sales prices of the voting and non-voting common stock on June 28, 2014, as reported on the NASDAQ Global Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 20, 2015 was:

Voting Common Stock	2,905,757 shares.	Non-Voting Common Stock	12,576,916 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Information Statement to be furnished in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.

INDEX – FORM 10-K

PART I

Forward-Looking Statements

All statements other than statements of historical fact contained in this Annual Report on Form 10-K (the “Annual Report”) and other periodic reports filed by PHI, Inc. (the “Company”, “PHI”, “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates”, “expects”, “believes”, “seeks”, “hopes”, “intends”, “plans”, “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Factors that could cause the Company’s results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following: any reduction in demand for our services due to volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico generally, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft from our suppliers, and the availability of capital or lease financing to acquire such aircraft; the availability of adequate insurance; weather conditions and seasonal factors, including reduced daylight hours, tropical storms and hurricanes; unexpected variances in flight hours; the adverse impact of customers terminating or reducing our services; the impact of current or future governmental regulations, including but not limited, to the impact of new and pending healthcare legislation and regulations and regulations issued or actions taken by the Federal Aviation Administration (“FAA”); the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; operating hazards; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; and general economic conditions and adverse market events. For a more detailed description of risks, see the “Risk Factors” section in Item 1A of this Annual Report, as updated by our subsequently filed quarterly reports on Form 10-Q (“SEC Filings”). Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including, for example, the market prices of oil and gas, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in our forward-looking statements. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.	BUSINESS

General

Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel and, to a lesser extent, parts and equipment to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry, principally in the Gulf of Mexico. We are a leading provider of helicopter transportation services in the Gulf of Mexico. We also provide helicopter services to the oil and gas industry in certain other domestic and international markets. Since late 1997, we have also provided air medical transportation for hospitals and for emergency service agencies where we operate as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services for existing customers, primarily to those that own their own aircraft. At December 31, 2014, we owned or operated 273 aircraft domestically and internationally, 166 of which were dedicated to our Oil and Gas segment, 101 of which were dedicated to our Air Medical segment, and six of which were dedicated to other operations.

Description of Operations

We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 13, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Oil and Gas. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At December 31, 2014, we operated 166 aircraft in this segment.

Oil and gas exploration and production companies and other offshore oil service companies use our services primarily for routine transportation of personnel and equipment; to transport personnel during medical and safety emergencies, and to evacuate personnel during the threat of hurricanes and other adverse weather conditions. Most of our customers have entered into fixed-term contracts with us, although some hire us on an “ad hoc” or “spot” basis.

We generally classify our helicopters as light (generally up to six passengers), medium (generally up to 12 passengers) or heavy (up to 19 passengers), each of which serves a different transportation need of the offshore energy companies. Medium and heavy helicopters, which can fly in a wider variety of operating conditions, travel over longer distances and carry larger payloads than light helicopters, are required for crew changes on the large offshore production facilities and drilling rigs in the deepwater region of the Gulf of Mexico. Most of our Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges up to 495 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations from 50 to 200 miles offshore. (See Item 2 – Properties, for specific information by aircraft model.)

Our strategic focus in this segment of our business is on providing transport services to the deepwater region of the Gulf of Mexico. As of December 31, 2014, of the 166 aircraft dedicated to our Oil and Gas segment, 86 aircraft were classified as medium or heavy aircraft. Our strategy is to focus more of our business on deepwater operations because we believe it will provide a stable and profitable source of revenue. Deepwater operations tend to have longer lead times and, consequently, activity levels are less susceptible to short term volatility in commodity prices. The capital commitments are also substantially larger than shallow water operations, and consequently, our client base is more heavily weighted to the major integrated and larger independent oil and gas companies. Finally, the majority of our transportation activity services oil and gas production facilities, which adds stability to our business as these facilities are more permanent in nature.

We continue to seek to expand selectively into international markets that we believe have attractive opportunities for growth. As of December 31, 2014, in our oil and gas operations, we operated three aircraft in West Africa and five aircraft in the Middle East.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, with terms generally of one to seven years. These contracts provide for payment in U.S. dollars and for a fixed monthly payment per aircraft and additional variable payments based on the number of flight hours. In 2014, approximately 91% of our domestic oil and gas-related revenues were from fixed-term customer contracts, with approximately 56% of these revenues from the fixed fee component and 44% from the variable fee component. The remaining 9% of our 2014 domestic oil and gas-related revenues were attributable to work in the spot market and ad hoc flights for contracted customers.

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

Operating revenues from the Oil and Gas segment accounted for 62%, 57%, and 66% of consolidated operating revenues during the years ended December 31, 2014, 2013 and 2012, respectively.

Air Medical. In the U.S., we provide air medical transportation services for hospitals and emergency service agencies. At December 31, 2014, we provided these services in 18 states using approximately 92 aircraft at 71 separate locations. We also provide air medical transportation services for a customer in the Middle East, as discussed further below. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts, no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the hospital to provide its medical transportation services, with the contracts typically awarded through competitive bidding. Our Air Medical operations are headquartered in Phoenix, Arizona.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by Medicaid, Medicare, private insurance, or directly by the transported patient. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of Medicaid, Medicare, Insurance, and Self-Pay). Changes in our payor mix, reimbursement rates or uncompensated care rates all directly impact our accounts receivable allowance and financial results for each particular reporting period. For additional information, see Note 1, Summary of Significant Accounting Policies—Revenue Recognition, of the Notes to Consolidated Financial Statements included in this Form 10-K.

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally without penalty. Several of these contracts are issued or renewed based on competitive bidding. Those contracts generated approximately 39%, 39%, and 22% of the segment’s revenues for 2014, 2013 and 2012, respectively.

In April 2012, our Air Medical affiliate entered into a three-year contract with a customer in the Middle East to provide helicopter emergency medical services. Under this contract, we currently operate and maintain nine medium aircraft. The contract contemplates a transition of the program, over time, to qualified customer personnel and obligates us to provide training services to the customer’s qualified pilots, technicians, paramedics, and communications specialists. Payments are in U.S. dollars based upon a fixed monthly rate and additional variable payments based upon the number of flight hours. The project commenced flight operations in late September 2012, with two aircraft in service, and at December 31, 2014, eight aircraft were in service, operating from six bases. Additional information about the agreement, including its term and termination provisions, is included in Note 1, Summary of Significant Accounting Policies—Revenue Recognition, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Operating revenues from the Air Medical segment accounted for 36%, 32%, and 33% of consolidated operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Technical Services. The Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above cost. These services are generally labor intensive with higher operating margins as compared to our other segments. We also periodically provide flight services to governmental customers under this segment, including our agreement to operate six aircraft for the National Science Foundation in Antarctica, typically in the first and fourth quarters each year.

Operating revenues from the Technical Services segment accounted for 2%, 11%, and 1% of consolidated operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Seasonal Aspects

Seasonality affects our operations in three principal ways: weather conditions are generally poorer in December, January, and February; tropical storms and hurricanes are prevalent in the Gulf of Mexico in late summer and early fall; and reduced daylight hours restrict our operations in winter; all of which may result in reduced flight hours. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may temporarily increase because of evacuations of offshore workers, but during the storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft, personnel and support equipment to safer locations. For a more detailed discussion of these events, see Item 1A – “Risk Factors – Risks Inherent in our Industry – Our operations are affected by adverse weather conditions and seasonal factors.” Our operating results vary from quarter to quarter, depending on seasonal factors and other factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Inventories

We carry a significant inventory of aircraft parts to support the maintenance and repair of our helicopters and other aircraft. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers and FAA specifications, and returned to inventory. The cost to refurbish these parts is expensed as incurred. The carrying values of inventory reported in our consolidated financial statements are affected by these various estimates and may change from time to time if our estimated values change. See Note 1, Summary of Significant Accounting Policies—Inventories of Spare Parts, of the Notes to Consolidated Financial Statements included in this Annual Report.

Customers

Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve oil and gas service companies, hospitals and medical programs under the independent provider model, government agencies, and other aircraft owners and operators. Our five largest customers paid us 49% of our consolidated operating revenues for the year ended December 31, 2014. Our largest customer is in our Oil and Gas segment and accounted for 17%, 15%, and 15% of our consolidated operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Also, another customer in our Oil and Gas segment accounted for 13%, 12%, and 13% of our consolidated operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Our largest customer in our Air Medical and Technical Services segments accounted for 10% and 17% of our consolidated operating revenues for the year ended December 31, 2014 and 2013, respectively. We have entered into contracts with most of our customers for terms of at least one year, although most contracts include provisions permitting earlier termination.

Competition

Our business is highly competitive in each of our markets, and many of our contracts are awarded after competitive bidding. Factors that impact competition include safety, reliability, price, availability of appropriate aircraft, experience, and quality of service.

We believe we are a leading operator of helicopters in the Gulf of Mexico. There are two major and several smaller competitors operating in the Gulf of Mexico market. Although most oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services, certain of our customers and potential customers in the oil industry operate their own helicopter fleets or have the capability to do so if they so elect.

In the air medical market, we compete against national and regional firms, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters and, in some cases, against ground ambulances as well.

For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Industry – The helicopter services business is competitive.”

Employees

As of December 31, 2014, we employed approximately 2,802 full-time employees and 42 part-time employees, including approximately 891 pilots, 905 aircraft maintenance personnel, and 400 medical support staff.

Our domestic pilot workforce is represented by the Office and Professional Employees International Union (“OPEIU”), although we and the union do not currently have an agreed-upon collective bargaining agreement. For additional information, see Item 3 – Legal Proceedings.

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

There are a number of statutes and regulations that govern the offshore operations of us and the customers we serve. Our air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended. We and our customers are also subject to various federal and state environmental laws and regulations. Government moratoriums, restrictions or regulatory changes that adversely impact the operations of our oil and gas or medical customers could materially reduce the demand for our services. For additional information regarding several regulations applicable to our operations, see Item 1A – “Risk Factors – Risks Relating to Regulatory Matters.”

Environmental Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at certain of our facilities and determine whether there is a need for environmental remediation based on these surveys. For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Industry – Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities.” See also Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Corporate Information

The trading symbol for our voting common stock is “PHII,” and the symbol for our non-voting common stock is “PHIIK.”

In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2014, Mr. Gonsoulin beneficially owned 69.5% of our outstanding voting common stock and 6.8% of our outstanding non-voting common stock, representing 18.6% of our total outstanding equity. Mr. Gonsoulin has over 35 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc. (“Sea Mar”), a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico and sold it to Pool Energy Services Co. (“Pool”) in 1998. Pool was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.

Our principal executive offices are located at 2001 SE Evangeline Thruway, Lafayette, Louisiana 70508, and our telephone number at that address is (337) 235-2452.

Availability of SEC filings and other information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of these reports are available free of charge through our web site: www.phihelico.com. These reports are available as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”). You may also read and copy any of the materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.

Unless otherwise indicated, information contained in this Annual Report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the oil and gas or healthcare industries are based on estimates made by us using data from industry sources and on assumptions made by us based on our management’s knowledge and experience in the specific markets in which we operate and these industries generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

ITEM 1A.	Risk Factors

The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and related notes included elsewhere in this report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, or that are not specific to us or our industry, such as general economic conditions.

Risks Inherent in our Industry

If we fail to maintain our safety record, our ability to attract new customers and maintain our existing customers could be seriously harmed.

A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. If we fail to maintain our safety and reliability record, our ability to attract new customers and maintain our current customers could be materially adversely affected.

Helicopter operations involve risks that may not be covered by our insurance or may increase the cost of our insurance.

The operation of helicopters inherently involves a high degree of risk. Aircraft accidents, collisions, fire, adverse weather, and other hazards may result in loss of life, serious injury to employees and third parties, and losses of equipment and revenues. Accidents involving other helicopter companies could adversely impact us if they (i) cause governmental agencies to impose flight moratoriums or (ii) reduce demand for the specific model of helicopter involved in the accidents or for helicopter services generally.

We maintain hull and liability insurance on our aircraft, which insures us against physical loss of, or damage, to our aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation and nationalization insurance for our aircraft involved in international operations. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to, our insurance. We do not, however, carry insurance against all types of losses. For instance, we are not insured for loss of use of our aircraft, business interruption, or loss of flight hours.

While we believe that our insurance and indemnification arrangements provide reasonable protection for a substantial portion of our foreseeable losses, they are subject to deductibles, retentions, coverage limits, and coverage exceptions. Accordingly, our incurrence of severe casualty losses, the expropriation or confiscation of significant assets, or other events that are not partially or fully covered by insurance could materially adversely affect our financial condition, results of operations, access to affordable insurance, or cash flows.

We furnish to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, our insurance premiums could rise.

Negative publicity may adversely impact us.

Accidents involving any aircraft operated by us or another operator could cause substantial adverse publicity affecting us specifically or our industry generally. In either case, media coverage and public statements that insinuate improper actions by us or other industry participants, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations, or additional regulation. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs, and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, financial condition, or results of operations.

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

Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, approximately 56% of the helicopters used in our oil and gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by non-IFR aircraft.

Our helicopters may not always be profitably deployed.

We are exposed to the risk that our helicopters may not always be profitably deployed. Customers often require a specific type of helicopter, which may be different from those in our fleet. The duration of our typical customer contract is generally too short to recover our full cost of purchasing a helicopter, subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Helicopters we acquire may not be covered by customer contracts when they are added to our fleet. Once a new helicopter is delivered to us, we generally spend between two and three months installing mission-specific or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us.

Moreover, we typically incur substantial fixed costs on our aircraft (including insurance, maintenance, crew wages and benefits, and lease costs, if applicable), regardless of whether they are operating. Accordingly, our inability to deploy aircraft has a substantial detrimental impact on the profitability of our operations.

We may not be able to find alternative profitable uses for helicopters no longer under contract. If we cannot find an acceptably profitable use for a helicopter, or if a helicopter no longer meets our strategic objectives, including due to age, we may sell it. Prices in the used helicopter market have been volatile over time, and we may incur gains or losses from the sale of helicopters. Moreover, there may be limited or no demand for certain types of used aircraft, especially older medium or heavy helicopters. Our inability to profitably deploy our aircraft or to dispose of them in the secondary markets on acceptable terms or at all may have a material adverse effect on our financial condition, results of operation and cash flow.

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

All segments of our business are highly competitive. Many of our contracts are awarded after competitive bidding, and the competition for those contracts generally is intense. We generally compete on the basis of safety, price, reliability, aircraft availability, experience, fleet configuration and quality of service.

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

The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our offshore services, followed by periods of low demand for our offshore services. Changes in commodity prices can have a significant effect on demand for our offshore services, and periods of low activity intensify price competition in the industry and could result in our aircraft being idle for prolonged periods.

We depend on a small number of helicopter manufacturers for our supply of new helicopters.

There are a small number of helicopter manufacturers that can meet our needs for new aircraft to expand our fleet or replace aircraft that no longer meet our needs. These manufacturers have a limited capacity to produce new helicopters, particularly heavy helicopters. In addition, there is typically a substantial delay between the order and delivery dates for most new aircraft, especially new medium and heavy helicopters, which makes it more difficult to adjust quickly to changes in industry conditions. Significant unplanned delays could delay the implementation of our business strategies or materially increase our cost of meeting our commitments to our customers. If we are unable to obtain aircraft from these manufacturers with delivery dates, prices and other terms acceptable to us, our profitability and growth prospects could be adversely impacted, and the impact may be material.

We require aircraft components and parts for the maintenance and repair of aircraft, and supply constraints or cost increases could adversely affect our business.

Our ability to maintain and repair our aircraft depends on our ability to obtain a sufficient supply of aircraft components and parts, many of which are available from a limited number of vendors. From time to time, these vendors may experience backlogs in their delivery schedules, and some parts may be in limited supply. If we are unable to perform timely maintenance and repairs, our aircraft may be unable to meet contract demands or may be underutilized, which could have an adverse impact on our financial performance. In addition, obtaining supplies of aircraft components and parts can be more challenging in our foreign operations. Supply constraints or supplier cost increases for important aircraft components and parts could have a material adverse effect on our results of operations.

Our Air Medical operations expose us to numerous special risks, including collection risks and potential medical malpractice claims.

Our Air Medical operations expose us to a number of risks that we do not encounter in our oil and gas operations. For instance, the fees for our air medical services generally are paid by insurance companies, government agencies under federal programs such as Medicare and Medicaid, or individual patients. Reimbursement rates vary among payor types, with commercial insurers typically reimbursing us at a higher rate than Medicare, Medicaid, and self-pay reimbursement rates. We respond to calls for air medical transport without reviewing the creditworthiness or insurance coverage of the patient and are not permitted to refuse service to patients based on their inability to pay. As a result, our profitability in this business depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees. Because our mix of customers is subject to change and their payment rates vary, the collection rates of our Air Medical invoices are more volatile than the collection rates of our oil and gas invoices.

We employ paramedics, nurses, and other medical professionals for these operations, which can give rise to medical malpractice claims against us, which, if not fully covered by our medical malpractice insurance, could materially adversely affect our financial condition and results of operations. In the normal course of transporting patients, we may come into contact with individuals suffering from an infectious disease, which could be transmitted to our employees or others. These transmissions could give rise to employee shortages, quarantines, or medical malpractice claims, any of which could materially adversely affect our financial condition and results of operations.

Risks Relating to Regulatory Matters

Increased governmental regulations could increase our costs or reduce our ability to operate successfully.

Our operations are regulated by a number of federal and state agencies. All of our U.S. flight operations are regulated by the FAA. Aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to workplace health and safety are monitored by OSHA. We are also subject to various federal and state healthcare, communications, and other laws and regulations.

The FAA has jurisdiction over many aspects of our business, including personnel, aircraft, and ground facilities, and has the power to suspend or curtail the use of aircraft deemed unsafe. We are required to have an Air Taxi Certificate, granted by the FAA, to transport personnel and property in our helicopters. This certificate contains operating specifications that allow us to conduct our present operations, but it is potentially subject to amendment, suspension, or revocation in accordance with procedures set forth in the Federal Aviation Act. The FAA conducts regular inspections regarding the safety, training and general regulatory compliance of our U.S. aviation operations. Additionally, the FAA requires us to file reports confirming our continued compliance.

FAA regulations currently require that at least 75% of our voting securities be owned or controlled by citizens of the U.S. or one of its possessions, and that our president and at least two-thirds of our directors be U.S. citizens. Our president and each of our directors are U.S. citizens. Moreover, as noted further below under the heading “– Other Risks Specific to our Company – Our articles of incorporation limit the ownership of voting securities by persons who are not U.S. Citizens, which could have adverse effects,” our charter provides for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-U.S. citizen if necessary to comply with these regulations.

We are subject to significant regulatory oversight by OSHA and similar state agencies. We are also subject to the Communications Act of 1934 because of our ownership and operation of a radio communications network that we use to communicate with our pilots throughout the Gulf of Mexico.

Numerous other federal statutes and rules regulate our offshore operations and those of our customers, pursuant to which the federal government has the ability to suspend, curtail, or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on us. A substantial modification of offshore operations could adversely affect the economics of such operations and result in reduced demand for our services. For additional related information, see “- Other Risks Specific to our Company” below.

Our air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended. These operations further require us to obtain, maintain and periodically renew various state ambulance licenses. If we cannot timely obtain and thereafter maintain and renew these licenses in our operating markets, our ability to conduct or expand our air medical operations could be adversely affected.

If we fail to comply with certain of the regulations cited above, we could lose our operating authority under one or more of the above-described licenses, certificates, or laws. In addition, these detailed regulations increase our operating and compliance costs, limit our operational flexibility, and subject us to the risk of substantial fines and penalties in the event we fail to comply therewith.

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

We currently own or lease, and have in the past owned or leased, properties that have been used for many years by us or others for various aviation operational support and maintenance activities. Petroleum products and wastes may have been disposed or released on or under properties owned or leased by us or on or under other locations where we have arranged for such petroleum products or wastes to be taken for disposal or recycling. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of petroleum products or wastes were not under our control. Because operating and maintaining helicopters cause us to generate, handle and dispose of materials that may be classified as “hazardous substances,” “hazardous wastes,” or other types of regulated materials, we may incur joint and several strict liability under applicable federal laws, including the federal Comprehensive Environmental Response, Compensation, and Liability Act, also referred to as the Superfund L1aw, and the Federal Resource Conservation and Recovery Act, as well as analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, restore affected properties, or undertake measures to prevent future contamination. In addition, future spills or releases of regulated substances or the discovery of currently unknown contamination could expose us to material losses, expenditures and environmental liabilities, including liabilities resulting from lawsuits brought by private litigants or neighboring property owners or operators for personal injury or property damage related to our operations or the land on which our operations are conducted. We generally cannot recover these costs from insurance.

Changes in environmental laws, regulations or enforcement policies could require us to obtain more costly pollution control equipment or subject us to more stringent waste handling, storage, transport, disposal or cleanup requirements or other unforeseen liabilities, any of which could require us to make significant expenditures. For example, the U.S. government and almost one-half of the states have pursued regulatory initiatives designed to restrict the emission of carbon dioxide, methane and other greenhouse gases. Any adoption of laws or regulations that limits emissions of greenhouse gases from equipment or operations could result in increased costs to reduce such emissions from our operations as well as those of our customers and could adversely affect demand for our services.

Recent changes in health care laws and regulation could have a material impact on our business.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) became law, enacting comprehensive health care reform in the United States. The legislation aims to expand health insurance coverage to uninsured Americans and, among several other things, expands the number of Medicaid recipients and assesses fees on employers who do not offer qualifying coverage to employees. The legislation also has provisions aimed at controlling health care costs. With respect to our Air Medical operations, we may be adversely affected by any decrease in reimbursement rates per flight from Medicaid, Medicare and commercial insurance payors and by any increase in the number of Medicaid payors, but we may also benefit from any increase in payments from individuals who were previously uninsured. As such, the ultimate impact of the PPACA on our Air Medical operations remains uncertain.

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

The healthcare industry is heavily regulated and closely scrutinized by various federal, state and local governmental agencies. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our vendors and customers, our marketing activities and other aspects of our operations. Some of these laws are further described below. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of us being found to be in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future, which could materially adversely affect our business.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payors, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct codes and properly documenting the services, including the level of service provided, the medical necessity for the services, and the site of service.

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

Over the past several years, Congress has taken steps to reduce Medicare and Medicaid spending levels, which has resulted in lower reimbursement rates for our services and constrained our ability to charge higher amounts to cover cost increases. In addition to the above-described changes in reimbursement rates effected pursuant to the PPACA, in 2012 the U.S. Congress adopted legislation implementing “sequestration” reductions in federal spending. Under these “sequestration” budget cuts, Medicare provider payments are scheduled to be reduced by 2% annually each year between 2013 and 2021. It is possible that the U.S. Congress might consider or implement further reductions in Medicare or Medicaid spending in the future. We believe these trends towards reduced federal medical spending are likely to continue.

Under federal privacy laws, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients.

Certain privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain detailed requirements concerning the use and disclosure of individually identifiable health information by our Air Medical operations. In addition to complying with these privacy requirements, we must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted by us or our business associates.

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

Many states in which we operate also have state laws that protect the privacy and security of confidential personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

Our relationships with our vendors and customers and our marketing practices are subject to the federal Anti-Kickback Statute and similar state laws.

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

The federal False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The

False Claims Act allows a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. Pursuant to changes made by the PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act.

In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program.

We are exposed to risks arising out of changing laws, regulations and disclosure standards affecting U.S. public companies.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act adopted in 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders and others.

Changes in any of the above-described laws or regulations may limit our ability to plan and could subject us to further costs or constraints.

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

Risks Related to our Liquidity and Capital Resources

We must obtain additional financing in order to fund our aircraft purchase and other obligations.

As of December 31, 2014, we had obligations related to aircraft purchase commitments totaling approximately $168.1 million due in 2015 and 2016, along with other significant contractual obligations described in this report. As of December 31, 2014, we had approximately $191.5 million in cash and short-term investments and $107.0 million available under our $150 million revolving credit facility. We intend to seek to obtain additional debt financing, sale-leaseback financing transactions, or both to fund these obligations, although we cannot assure you that those efforts will be successful. Our inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness and operating lease commitments could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company and, as a result, have significant debt services obligations. We also have significant operating lease commitments and, as a result, have significant rent expense.

As of December 31, 2014, our total indebtedness was $543.0 million, consisting of $500 million of our 5.25% Senior Notes due 2019 and $43.0 million of borrowings outstanding under our $150 million revolving credit facility, which matures in 2016. We have a separate letter of credit facility that had $15.5 million outstanding at December 31, 2014. As of December 31, 2014, we had approximately $316.7 million in aggregate commitments under aircraft and other operating leases, of which approximately $49.4 million are payable through December 31, 2015. The total lease commitments include $302.1 million for aircraft and $14.6 million for facility lease commitments, primarily for our facilities in Lafayette, Louisiana. For additional information on our indebtedness and commitments, please see Items 7 and 8 of this report.

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

Subject to the limits contained in our existing debt instruments, we may be able to incur substantial additional debt from time to time. If we do so, the effects of each of these factors could be intensified.

Our business requires us to incur substantial capital expenditures.

Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the future. Our capital expenditures relate primarily to the purchase of aircraft, including purchases of aircraft under purchase options, as well as capital improvements that enhance the value or safety of our aircraft and related infrastructure or that are necessitated by changes in technology or customer preferences. If we fail to adequately invest in our aircraft and related infrastructure in the future, the competitiveness of our fleet and service offerings could suffer.

Our ability to meet our debt obligations and other commitments will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control.

Our ability to make payments on our indebtedness and under our operating leases and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to conditions in the oil and gas and air medical industries, general economic and financial conditions, the impact of legislative and regulatory actions on how we conduct our business, and several other factors, all or most of which are beyond our control. Our inability to generate sufficient cash flow to satisfy our debt and operating lease obligations, or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and prospects.

Failure to comply with covenants in our debt instruments could adversely affect our business.

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

Upon a “Change of Control Repurchase Event” (as defined in the indenture governing our 5.25% Senior Notes due 2019), each holder of our 5.25% Senior Notes due 2019 will have the right to require us to purchase any or all of that holder’s notes. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to discharge these obligations, such failure could constitute an event of default under such notes, which could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. In addition, actions taken by us to comply with these purchase obligations could constitute a default under our revolving credit facility, unless waived by the lender. Moreover, the existence of these purchase obligations may in certain circumstances make more difficult or discourage a sale or takeover of us or the removal of our incumbent directors.

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

A downgrade of our credit ratings could, among other things:

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	increase our cost of borrowing;

•	adversely affect the market price of our 5.25% Senior Notes due 2019; and

•	impair our business, financial condition and results of operation.

We plan to access the debt markets from time to time, and we cannot assure you that these markets will remain free of disruptions.

We have a significant amount of indebtedness that we typically refinance from time to time, principally through the issuance of new debt securities. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low oil prices or other factors impacting our business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations or to meet our other financial commitments.

Other Risks Specific to our Company

We are highly dependent on the offshore oil and gas industry, particularly in the Gulf of Mexico.

Approximately 62% of our 2014 operating revenue was attributable to helicopter support for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Our business is highly dependent on the level of exploration, development and production activity by oil and gas companies, particularly in the Gulf of Mexico. The level of exploration, development and production activity is directly affected by trends in oil and gas prices, which historically have been volatile and difficult to predict. Oil and gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. Lower oil and natural gas prices generally lead to decreased spending by our customers over time.

The level of activity by our customers operating in the Gulf of Mexico depends on factors that we cannot control, such as:

•	the supply of, and demand for, oil and natural gas and market expectations regarding supply and demand;

•	prevailing oil and gas prices and expectations about future prices;

•	the cost of exploring for, developing and producing oil and gas;

•	weather-related or other natural causes;

•	actions of the Organization of the Petroleum Exporting Countries and Middle Eastern and other oil producing countries to control prices or change production levels;

•	changes in exploration, development or production technologies relating to offshore or onshore oil and gas deposits;

•	the price and availability of alternative fuels or energy sources;

•	the extent to which taxes, tax credits, environmental regulations, auctions of mineral rights, drilling permits, drilling concessions, drilling moratoriums (including actions similar to the moratorium imposed as a result of the Deepwater Horizon accident described below) or other governmental regulations, actions or policies affect the production, cost of production, price or availability of petroleum products and alternative energy sources;

•	general economic and political conditions in the United States and worldwide; and

•	war, civil unrest or terrorist activities.

Any substantial or extended decline in the prices of oil and natural gas could depress the level of helicopter activity in support of exploration and production activity and thus reduce the demand for our oil and gas flight services.

Moreover, weakness in the oil and gas industry may adversely impact the financial position of our customers, which in turn could cause them to fail to pay amounts owed to us in a timely manner or at all. Any of these events could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Additionally, an increase in onshore fracking, which generally does not require use of our helicopter services, could have an adverse effect on our operations. If onshore fracking were to meaningfully increase the domestic supply of hydrocarbons, it could potentially reduce the level of activity in the Gulf of Mexico and the demand for our helicopter services.

Moreover, companies in the oil and gas exploration and production industry continually seek to implement cost-savings measures, especially when prevailing oil and gas prices are depressed. As part of these measures, oil and gas companies have attempted to improve operating efficiencies with respect to helicopter support services. For example, certain oil and gas companies have pooled helicopter services among operators, reduced staffing levels by using technology to permit unmanned production installations and decreased the frequency of transportation of employees offshore by increasing the lengths of shifts offshore. The continued implementation of such measures or any decision of these companies to initiate their own helicopter support services could reduce demand for our helicopter services and have a material adverse effect on our business, results of operations and our financial condition.

We are heavily dependent on servicing deepwater facilities in the Gulf of Mexico with heavy aircraft.

Approximately 49% of our oil and gas segment revenues for the year ended December 31, 2014 were attributable to our deepwater operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities, and the margins we earn on these aircraft are generally higher than on smaller aircraft. Consequently, our oil and gas operations are significantly dependent upon the availability of our heavy aircraft. If the FAA, PHI, or PHI’s customers were to deem these aircraft unsafe and suspend or curtail their use, our operating activities, financial position, cash flow and prospects could be materially adversely effected.

Moreover, any reduction in deepwater drilling activities could significantly impact our operations. As a result of the well-publicized sinking of the Deepwater Horizon rig in the Gulf of Mexico in April 2010, the U.S. Department of the Interior imposed a moratorium on deepwater drilling in the Gulf of Mexico from May through October 2010. According to public data, deepwater drilling did not reach pre-accident levels until approximately September 2011. The moratorium had a significant adverse impact on our business, particularly in the fourth quarter of 2010 and the first half of 2011. Any future accident or development that has a similar adverse impact on deepwater drilling in the Gulf of Mexico could have a material adverse effect on our business.

Our Oil and Gas operations depend on a small number of large customers for a significant portion of our revenues.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, mostly in the oil and gas industry. For the year ended December 31, 2014, approximately 30% of our operating revenues were attributable to our two largest customers, accounting for 17% and 13%, respectively, and approximately 49% of our operating revenues were attributable to our five largest customers. The loss of one of our top customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, our concentration of customers within the oil and gas industry may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

Our domestic pilot workforce is represented by a union, although we and the union do not have a current agreed upon collective bargaining agreement.

Our domestic pilots are represented by the Office and Professional Employees International Union (the “OPEIU”). We have not had a collective bargaining agreement with the OPEIU in several years, and bargaining was deferred during the pendency of a suit, which was terminated in late 2013, against us by the OPEIU,. At this time, we cannot predict the impact of future negotiations with the OPEIU, or when or whether a new agreement might be reached. If an agreement is reached, such agreement may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if an agreement is not reached and there are labor disputes, including strikes, our operations and flight services could suffer, thereby negatively impacting our financial results.

Our ability to attract and retain key personnel is critical to our future success, and, in certain instances, could be influenced by events beyond our control.

We are materially reliant on the skills, experience and performance of a limited number of senior officers. If we lose the services of key managers and cannot attract equally qualified replacement personnel, our business may be materially adversely affected.

Similarly, our ability to attract and retain qualified pilots, mechanics, technicians, nurses, paramedics, and other highly-trained personnel is an important factor in determining our future success. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Many of our customers require pilots of aircraft that service them to have extremely high levels of flight experience. Accordingly, we cannot be assured that we will be successful in our efforts to attract and retain such personnel in the future. A limited supply of qualified applicants may contribute to wage increases that increase our operating costs.

A substantial portion of our helicopter pilots previously served in the U.S. military. Many of our pilots who served in the Vietnam War are approaching retirement. Following their retirement, there may be a more limited pool of pilots qualified to fly our helicopters, which could adversely impact our ability to provide services or increase the compensation necessary to attract and retain our pilots.

Moreover, several of our pilots are subject, under certain circumstances, to being called upon to provide additional military services or national guard services. If a substantial number of our pilots were called upon within a short period of time or during a time of pilot shortages, our operations could be disrupted or adversely affected.

Our business is subject to potential security breaches or other system failures.

As service providers, we rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to communicate with our aircraft, to manage or support a variety of our other business operations, transactions and processes, and to maintain various records, which may include personally identifiable information of customers, employees or other third parties. Additionally, this information may include medical information that is subject to and regulated by privacy laws, as described further in the risk factors referenced above.

We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. We cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise. The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of personally identifiable information (including medical information). Any failure of our information or communications systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us. Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Our Chairman of the Board and Chief Executive Officer is also one of our principal shareholders and has voting control of the Company.

As of December 31, 2014, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned stock representing almost 70% of the total voting power of our capital stock. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a shareholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other shareholders and were supported by a majority of our shareholders.

As a “controlled company” within the meaning of the NASDAQ rules, we qualify for exemptions from certain corporate governance requirements designed to protect investors.

As a result of Mr. Gonsoulin’s controlling interest, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. As a “controlled company,” we may elect to forego compliance with certain corporate governance requirements, including the requirements that we (i) maintain a board of directors comprised of a majority of independent directors, (ii) maintain a compensation committee comprised entirely of independent directors, and (iii) authorize independent directors to select or recommend our director nominees.

Currently, outside directors are not overseeing our director nomination process. Although currently we voluntarily maintain a board comprised of a majority of independent directors and a compensation committee composed entirely of independent directors, we cannot assure you that this will continue to be the case in the future. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

Our international operations are subject to political, economic and regulatory uncertainty.

Our international operations represented approximately 10% of our total operating revenues for the year ended December 31, 2014. As of December 31, 2014, we operated three aircraft in West Africa and 14 aircraft in the Middle East.

Our foreign operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions and can change significantly over time. Regulations that require the awarding of contracts to local contractors or the employment of local citizens may adversely affect our competitiveness in these jurisdictions. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;

•	problems collecting accounts receivable in a timely manner or at all;

•	import and export restrictions, including the risk of fines or penalties assessed for violating export restrictions by the Office of Foreign Assets Controls of the U.S. Department of Treasury;

•	embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency restrictions and fluctuations in currency exchange rates;

•	the ability to secure and maintain the necessary physical infrastructure supporting operations;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights;

•	pandemics or epidemics that disrupt our ability to transport people, fly our aircraft or otherwise conduct operations;

•	limitations in the availability, amount or terms of insurance coverage;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws. Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.

Provisions in our articles of incorporation and by-laws and Louisiana law make it more difficult to effect a change in control of us, which could discourage a takeover of our company and adversely affect the price of our common stock.

Although an attempted hostile takeover of our company is unlikely by virtue of the ownership by our Chief Executive Officer of more than 50% of the total voting power of our capital stock, there are also provisions in our articles of incorporation and by-laws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of our company’s securities at a premium to the market price or would otherwise be beneficial to you. For example, our articles of incorporation authorize our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us.

In addition, provisions of our by-laws, such as giving the board the exclusive right to fill all board vacancies, could make it more difficult for a third party to acquire control of us. For a complete understanding of our by-laws, you should read them in their entirety.

Our articles of incorporation limit the ownership of voting securities by persons who are not U.S. citizens, which could have certain adverse effects.

We must comply with certain securities ownership requirements in order to assure that we will be permitted to hold operating certificates issued by the FAA pursuant to regulations promulgated under the Federal Aviation Act of 1958, as amended. Failure to comply with these requirements could jeopardize our continued ability to hold FAA operating certificates. To assure such compliance, our articles of incorporation (our “Articles”) include certain provisions designed to enable us to regulate the ownership of our capital stock by persons who are not citizens of the United States.

Our Articles provide that if at any time the voting interest of Non-Citizen Owned Shares (as defined in our Articles) exceeds the Permitted Percentage (as defined in our Articles, and which such percentage is currently 24%), then (i) the voting power otherwise attributable to each Non-Citizen Owned Share will be immediately and automatically reduced on a pro rata basis in the manner prescribed therein without any further action by us so that the maximum number of votes that may be cast by the holders of all Non-Citizen Owned Shares shall equal the Permitted Percentage and (ii) the total voting power of any affected class or series of voting securities will also be immediately and automatically reduced without any further action by us to give effect to such above-described change.

These foreign ownership restrictions could limit the trading liquidity of our common stock by reducing our pool of potential shareholders. In addition, if we were to seek to sell any portion of our business that requires holding an FAA operating certificate, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change.

As described in Note 8 – Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this report, we have substantial net operating loss carryforwards (“NOLs”) available to offset future taxable income. Our ability to use our federal NOLs could be substantially limited if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (“IRC”). Generally, an ownership change occurs when the percentage of a corporation’s stock (by value) owned by all of the corporation’s 5% shareholders (as determined pursuant to the IRC), as a group, has increased by more than 50 percentage points over the lowest percentage of stock (by value) owned by the 5% shareholders, as a group, at any time during the past three years. A corporation must test to determine whether it has had an ownership change on any date that a 5% shareholder acquires stock. Changes in ownership of our stock are generally not within our control. If an ownership change were to occur, the use of our federal NOLs would be subject to an annual limit, generally equal to the value of the company multiplied by the long-term tax exempt rate, which could substantially limit our ability to use the NOLs each year and could result in NOLs expiring unused. Use of our state NOLs may also be limited by an ownership change.

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

Aircraft

Information regarding our owned and leased aircraft fleet and 21 customer-owned aircraft that we operated as of December 31, 2014 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Maximum Passenger Capacity	Cruise Speed (mph)	Appr. Range (miles)(2)

Light Aircraft
Bell	206 / 407	95	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117	5	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1) / EC-145	37	Twin Turbine	7	143	382
Eurocopter	AS350 B2 / B3	20	Turbine	5	140	337 – 385

Medium Aircraft
Bell	212 (1) / 412 (1)	19	Twin Turbine	8 – 13	115 – 160	300 – 370
Sikorsky	S-76 (1) A++, C+, C++	45	Twin Turbine	12	150	400
Agusta Westland	AW-139 (1)	10	Twin Turbine	15	160	573

Heavy Aircraft
Sikorsky	S-92A(1)	34	Twin Turbine	19	160	495

	Total Helicopters	265

Fixed Wing(3)
Lear Jet	31A(1) /40	3	Turbojet	8	527	1,437
Beech	King Air(1)	5	Turboprop	8	300	1,380

	Total Fixed Wing	8

	Total Aircraft	273

(1)	Equipped to fly under IFR. All other types listed can only fly under visual flight rules. See Item 1A. “Risk Factors – Risks Inherent in our Industry – Our operations are affected by adverse weather conditions and seasonal factors.”
(2)	Based on maintaining a 30-minute fuel reserve.
(3)	One Lear Jet 31A and one King Air 050 used for corporate purposes.

Of the 273 aircraft listed, we own 227 and lease 25. The leased aircraft consist of 21 heavy aircraft currently used in the Oil and Gas segment and four medium aircraft currently used in the Air Medical segment. Additionally, we operate 21 aircraft owned by customers also included in the table above (eight light aircraft and 13 medium aircraft).

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

We also lease property for an executive and marketing office in Houston, Texas and 11 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments

Morgan City (Louisiana)	June 30, 2018	53 acres	Operational and maintenance facilities, landing pads for 27 helicopters	None

Intracoastal City (Louisiana)	December 31, 2016	18 acres	Operational and maintenance facilities, landing pads for 11 helicopters	None

Houma-Terrebonne Airport (Louisiana)	July 31, 2017	97 acres (Two Locations)	Two operational and maintenance facilities, landing pads for nine helicopters and 48 helicopters	Facility under five separate leases, of which two contain options to extend through 2027

Galveston (Texas)	May 31, 2021	11 acres	Operational and maintenance facilities, landing pads for 22 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	February 28, 2018	14 acres	Operational and maintenance facilities, landing pads for 18 helicopters	Facility under three separate leases, of which two contain options to extend through 2026 and 2028.

Our other operations-related facilities in the United States are located at Cameron, Grand Isle, and Lake Charles, Louisiana; Rockport, Texas; and Theodore, Alabama.

We also operate from offshore platforms, use of which are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.

We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 7,000 square feet of hangar space and 34,000 square feet of office space. The office space lease has a seven year term expiring April 1, 2019, with a cancellation clause after five years, exercisable by PHI. As of December 31, 2014, we had 54 Air Medical bases located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Tennessee, Texas and Virginia, all of which are leased. Other bases for our international Air Medical operations and our approximately 20 other Air Medical sites are generally furnished by customers.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal actions incidental to our business, including actions relating to employee claims, actions relating to medical malpractice claims, various tax issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.

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

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2014 to March 31, 2014	$42.25	$33.50	$45.28	$34.31
April 1, 2014 to June 30, 2014	42.70	37.25	46.47	40.23
July 1, 2014 to September 30, 2014	52.98	36.61	46.87	38.82
October 1, 2014 to December 31, 2014	43.05	36.00	45.61	36.66

January 1, 2013 to March 31, 2013	$33.75	$30.53	$34.50	$29.85
April 1, 2013 to June 30, 2013	35.77	23.43	37.98	25.08
July 1, 2013 to September 30, 2013	37.00	33.74	38.75	34.20
October 1, 2013 to December 31, 2013	40.57	35.87	43.80	36.90

Each share of voting common stock entitles the holder to one vote with respect to such share on each matter properly submitted to the Company’s shareholders. Unless otherwise required by law, holders of the non-voting common stock are not entitled to any voting rights. Except with respect to voting rights, each share of voting common stock and non-voting common stock are identical. As of December 31, 2014, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned voting common stock representing approximately 69.5% of our total voting power.

FAA regulations require that at least 75% of our voting securities be owned or controlled by citizens of the United States. Accordingly, our articles of incorporation provide for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-United States citizen if necessary to comply with these regulations.

The foregoing description of these provisions of our organizational documents is qualified in its entirety by reference to our articles of incorporation and bylaws, as amended, which are filed as exhibits to this report.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

The indenture governing our 5.25% Senior Notes due 2019 restricts the payment of dividends. For more information, see Note 7, Long-Term Debt, of the Notes to Consolidated Financial Statements included in this Form 10-K and “Risk Factors – Risks Related to our Liquidity and Capital Resources” appearing in Item 1A of this report.

As of February 20, 2015, there were approximately 781 holders of record of our voting common stock and 52 holders of record of our non-voting common stock.

We maintain a voluntary employee stock repurchase plan under which employees holding PHI shares issued under our equity incentive programs can voluntarily offer to sell their shares to PHI and PHI may accept or reject these offers. For the three-month period ended December 31, 2014, we did not repurchase any of our shares under this plan.

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

The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Sector Index (“OSX”), and the peer group specified below, assuming the investment of $100 on January 1, 2010, at closing prices on December 31, 2009, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion and is published daily in the Wall Street Journal. The OSX is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; Seacor Holdings, Inc.; and Air Methods Corp.

Cumulative Total Returns as of December 31,

Index	2009	2010	2011	2012	2013	2014
PHI	100.00	91.01	118.74	161.79	209.66	180.68
Peer Group	100.00	134.22	136.25	135.96	177.48	128.96
OSX	100.00	125.75	110.95	112.95	144.17	108.18
Russell 2000	100.00	125.31	118.47	135.81	186.07	192.63

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended
	December 31,
	2014	2013	2012	2011	2010
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$836,270	$856,500	$646,686	$539,626	$516,934
Gain (loss) on disposition of assets, net	(848)	16,604	(317)	(302)	239
Net earnings (1) (2)	32,688	58,956	18,057	4,852	7,117
Net earnings per share
Basic	2.11	3.81	1.17	0.32	0.46
Diluted	2.08	3.77	1.17	0.31	0.46
Weighted average shares outstanding
Basic	15,483	15,474	15,418	15,312	15,312
Diluted	15,685	15,639	15,488	15,497	15,337
Cash Flow Data
Net cash provided by operating activities	$119,519	$105,096	$50,550	$30,352	$76,857
Net cash used in investing activities	(245,050)	(98,219)	(91,639)	(43,862)	(175,510)
Net cash provided by (used in) financing activities	130,867	(8,792)	38,847	14,973	99,780
Balance Sheet Data (3)
Current assets	$466,524	$354,658	$363,146	$277,305	$319,486
Working capital	386,012	263,253	219,676	230,557	268,763
Property and equipment, net	877,818	785,472	749,501	659,756	596,533
Total assets	1,376,080	1,173,323	1,147,894	964,132	945,139
Total debt	543,000	379,000	386,755	346,047	331,074
Shareholders’ equity	597,068	559,965	499,615	477,337	472,416

(1)	Net earnings in 2014 includes an after-tax charge of $18.1 million related to the refinancing of our 8.625% Senior Notes.
(2)	Net earnings in 2010 includes an after-tax charge of $5.7 million related to the refinancing of our 7.125% Senior Notes.
(3)	As of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report (which are hereinafter referred to as “Notes”).

As explained further in Item 1 of this report, we are primarily a provider of helicopter services and derive most of our revenue from helicopter transport services provided to the oil and gas industry and medical industry. Our results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. As the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, as deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. Our traditional provider programs in our Air Medical segment are typically billed at a fixed monthly contractual rate plus a variable rate for the flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 39%, 39%, and 22% of our Air Medical segment revenues for the years ended December 31, 2014, 2013, and 2012, respectively. In our independent provider programs, our revenue is dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix.” Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages, and we may not be able to recover all of these cost increases through rate increases.

In the past, extended periods of low prices for hydrocarbons have resulted in lower levels of exploration, development, and production. Since mid-2014, prevailing oil prices have decreased substantially. At this stage, we cannot predict with any degree of accuracy the impact that this drop in oil prices will have on our operations. Nonetheless, based on recent public announcements and other industry information, we currently expect certain of our customers may curtail their exploration or production levels, lower their capital expenditures, reduce their staff or request increased efficiencies from their vendors, such as flight sharing arrangements. Any of these developments could reduce demand for our oil and gas flight services or otherwise impact our operations or prospects, although the ultimate impact will depend upon several factors, including if, when and the extent to which oil prices recover.

Results of Operations

The following tables present segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2014, 2013, and 2012.

	Year Ended		Favorable
	December 31,		(Unfavorable)
	2014	2013
		(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$516,909	$489,055	$27,854
Air Medical	300,212	277,884	22,328
Technical Services	19,149	89,561	(70,412)

Total operating revenues	836,270	856,500	(20,230)

Segment direct expenses (1)
Oil and Gas (2)	411,679	393,251	(18,428)
Air Medical	243,573	231,880	(11,693)
Technical Services	14,851	88,221	73,370

Total direct expenses	670,103	713,352	43,249
Segment selling, general and administrative expenses
Oil and Gas	4,615	4,059	(556)
Air Medical (3)	9,801	8,875	(926)
Technical Services	157	1	(156)

Total selling, general and administrative expenses	14,573	12,935	(1,638)

Total segment direct and selling, general and administrative expenses	684,676	726,287	41,611

Net segment profit
Oil and Gas	100,615	91,745	8,870
Air Medical	46,838	37,129	9,709
Technical Services	4,141	1,339	2,802

Total	151,594	130,213	21,381
Other, net (4)	(10,539)	15,569	(26,108)
Unallocated selling, general and administrative expenses (1)	(28,597)	(26,207)	(2,390)
Interest expense	(29,510)	(29,434)	(76)
Loss on debt extinguishment	(29,833)	—	(29,833)

Earnings before income taxes	$53,115	$90,141	$(37,026)

Flight hours
Oil and Gas	116,029	114,180	1,849
Air Medical	34,939	34,386	553
Technical Services	1,332	1,356	(24)

Total	152,300	149,922	2,378

Air Medical Transports	17,876	17,980	(104)

Aircraft operated at period end
Oil and Gas	166	168
Air Medical	101	104
Technical Services	6	6

Total (5)	273	278

	Year Ended		Favorable
	December 31,		(Unfavorable)
	2013	2012
		(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$489,055	$424,514	$64,541
Air Medical	277,884	211,148	66,736
Technical Services	89,561	11,024	78,537

Total operating revenues	856,500	646,686	209,814

Segment direct expenses (1)
Oil and Gas (2)	393,251	360,400	(32,851)
Air Medical	231,880	175,944	(55,936)
Technical Services	88,221	8,043	(80,178)

Total direct expenses	713,352	544,387	(168,965)
Segment selling, general and administrative expenses
Oil and Gas	4,059	3,736	(323)
Air Medical (3)	8,875	7,300	(1,575)
Technical Services	1	—	(1)

Total selling, general and administrative expenses	12,935	11,036	(1,899)

Total segment direct and selling, general and administrative expenses	726,287	555,423	(170,864)

Net segment profit
Oil and Gas	91,745	60,378	31,367
Air Medical	37,129	27,904	9,225
Technical Services	1,339	2,981	(1,642)

Total	130,213	91,263	38,950
Other, net (4)	15,569	334	15,235
Unallocated selling, general and administrative expenses (1)	(26,207)	(28,015)	1,808
Interest expense	(29,434)	(29,533)	99

Earnings before income taxes	$90,141	$34,049	$56,092

Flight hours
Oil and Gas	114,180	116,840	(2,660)
Air Medical	34,386	34,796	(410)
Technical Services	1,356	1,408	(52)

Total	149,922	153,044	(3,122)

Air Medical Transports	17,980	18,490	(510)

Aircraft operated at period end
Oil and Gas	168	165
Air Medical	104	97
Technical Services	6	6

Total (5)	278	268

(1)	Included in direct expense and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Year Ended December 31,
	2014	2013	2012
Oil & Gas	$29,635	$26,653	$24,048
Air Medical	13,067	11,395	10,208
Technical Services	493	172	83

Total	43,195	38,220	34,339

Unallocated SG&A	$7,653	$4,628	$1,110

(2)	Includes equity in loss of unconsolidated affiliate.
(3)	Includes interest expense of $0.3 million for the year ended December 31, 2013.
(4)	Includes gains on disposition of property and equipment, asset impairments, and other income.
(5)	Includes 21 aircraft as of December 31, 2014 and 2013, and 16 aircraft as of December 31, 2012 that were owned or leased by customers but operated by us.

Year Ended December 31, 2014 compared with Year Ended December 31, 2013

Combined Operations

Operating Revenues – Operating revenues for the year ended December 31, 2014 decreased $20.2 million compared to the year ended December 31, 2013. Oil and Gas segment revenues increased $27.8 million primarily as a result of higher Gulf of Mexico deepwater drilling activity, which drove higher utilization of our heavy aircraft. Operating revenues in the Air Medical segment increased $22.3 million, primarily due to an expansion of our traditional provider programs, as well as increased revenues from our independent provider programs, driven by an improvement in our payor mix and rate increases implemented over the past year. Technical Services segment revenues decreased $70.4 million primarily due to the sale of seven aircraft for use by a customer in one of Air Medical’s traditional provider programs in the prior year, which did not recur in the current year.

Flight hours for the year ended December 31, 2014 were 152,300 compared to 149,922 for the year ended December 31, 2013. Oil and Gas segment’s flight hours increased 1,849 hours due to increases in light and heavy aircraft flight hours, partially offset by a decrease in medium aircraft flight hours. Air Medical segment flight hours increased 553 hours due to increased activity in our independent provider programs. Individual patient transports in the Air Medical segment were 17,876 for the year ended December 31, 2014, compared to transports of 17,980 for the year ended December 31, 2013, a decrease of 104 transports.

Direct Expenses – Direct operating expense was $670.1 million for 2014, compared to $713.3 million for 2013, a decrease of $43.2 million, or 6%. Cost of goods sold decreased $77.2 million and is primarily attributable to costs incurred to outfit aircraft that we purchased and resold to a customer in one of Air Medical’s traditional provider programs in the prior year. Employee compensation expense increased $21.3 million due to an increase of approximately 53 employees compared to the prior year and compensation increases. Employee compensation expense represented approximately 46% of total direct expense in both 2014 and 2013. In addition, we experienced increases of $2.7 million in aircraft rent expense, and increases of $4.0 million in aircraft depreciation, due to additional aircraft added to the fleet, representing 7% and 5% of total direct expense, respectively. We also experienced increases in aircraft operating costs including aircraft parts usage of $4.1 million and component repair costs of $2.7 million, each representing 5% of total direct expense. Aircraft warranty costs decreased $0.7 million, representing 6% of total direct expense, primarily due to a $3.3 million credit recorded in 2014 due to termination of a warranty program. We experienced decreases in fuel expense of $1.0 million, representing 6% of total direct expense, primarily due to declining fuel prices, and decreases in aircraft insurance of $2.0 million, representing 2% of total direct expense, primarily due to a favorable loss experience and a softening market. Other base costs, such as pilot training, contract services and travel expenses, increased net $2.9 million.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $43.2 million for 2014, compared to $38.8 million for 2013. The $4.1 million increase was primarily due to increased employee compensation expense of $3.6 million due to additional personnel and compensation rate increases. Legal expenses increased $0.3 million and outside services increased $0.4 million. Other items decreased, net $0.2 million.

Loss (Gain) on Disposal of Assets, net – Losses on asset dispositions were $0.8 million for the year ended December 31, 2014, compared to a gain of $16.6 million for year ended December 31, 2013. This decrease was primarily due to our sale in the second quarter of 2013 of two heavy aircraft that no longer met our strategic needs. See Note 1.

Impairment of Assets – In connection with our normal recurring impairment testing, we recorded an impairment loss in the year ended December 31, 2014 for 13 medium aircraft in our Oil & Gas segment and one medium aircraft in our Air Medical segment. The carrying value of these aircraft was $16.5 million. Following a market analysis, we determined that the market value of these aircraft is $6.0 million. Similarly, we also recorded an impairment loss in the year ended December 31, 2013 for two medium aircraft in our Oil and Gas segment and two medium aircraft in our Air Medical segment. The carrying value of these aircraft was $4.0 million. Following a market analysis, we determined that the market value of these aircraft is $2.4 million. As a result of these analyses, we recorded aggregate non-cash pre-tax impairment losses of $10.5 million and $1.6 million for 2014 and 2013, respectively.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2012 investment in a Ghanaian entity was $0.1 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. See Note 15.

Interest Expense – Interest expense was $29.5 million for 2014, compared to $29.8 million for 2013 due to an increased average outstanding debt balance, which was almost entirely offset by lower average interest rates applicable to our debt.

Loss on Debt Extinguishment – In 2014, we recorded a pre-tax charge of $29.8 million due to the early redemption of our 8.625% Senior Notes. This charge consists of a $26.7 million tender premium and $3.1 million of unamortized issuance costs. See Note 7.

Other Income, net – Other income was $0.8 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively, and represents primarily interest income.

Income Taxes – Income tax expense was $20.4 million for 2014, compared to $31.2 million for 2013. Our effective tax rate was 38.5% for 2014, compared to 35% for 2013. The 35% rate in 2013 reflected a positive change in the tax rate on deferred items attributable to a decline in the apportionment percentages in the various states in which we operate.

Net Earnings – Net earnings for 2014 were $32.7 million, compared to net earnings of $59.0 million for 2013. Earnings before income taxes for 2014 were $53.1 million compared to $90.1 million in 2013. Earnings per diluted share were $2.08 for 2014 compared to earnings per diluted share of $3.77 for 2013. The decrease in earnings is primarily due to the above-described non-cash pre-tax charge of $29.8 million related to the early retirement of our 8.625% Senior Notes in 2014 and the above-described non-cash pre-tax $10.5 million asset impairment charge in 2014, partially offset by increased profits in each of our segments. Also, 2013 earnings included the above-described gains on asset disposals of $16.6 million, compared to a $0.8 million loss on asset disposals in 2014.

Segment Discussion

Oil and Gas – Oil and Gas segment operating revenues were $516.9 million for 2014, compared to $489.0 million for 2013, an increase of $27.9 million. Flight hours were 116,029 for 2014, compared to 114,180 for 2013. The increase in flight hours is attributable to higher demand for our light and heavy aircraft, partially offset by a decrease in medium aircraft flight hours. The increase in revenue is primarily due to increased heavy aircraft flight hours, primarily driven by higher Gulf of Mexico deepwater drilling activity, and to incremental rate increases implemented over the past year.

Direct operating expense in our Oil and Gas segment was $411.7 million for 2014, compared to $393.3 million for 2013, an increase of $18.4 million. Employee compensation expenses increased $11.0 million due to increases in personnel and compensation increases. There were increases in aircraft rent expense of $4.2 million and aircraft depreciation of $2.7 million, due to the additional heavy aircraft added to the fleet. We also experienced increases in aircraft operating costs, including higher spare parts costs of $1.1 million, aircraft warranty costs of $0.5 million and component repair costs of $1.4 million, primarily due to additional heavy aircraft added to the fleet. Aircraft warranty costs were reduced in 2014 due to the credit recorded in 2014 for termination of a warranty program. We also experienced decreases in fuel expense of $1.1 million, primarily due to declining fuel prices, and aircraft insurance expense of $1.7 million, primarily due to a favorable loss experience and a softening market. Other direct expense items increased by a net amount of $0.3 million.

Selling, general and administrative segment expenses were $4.6 million for 2014 and $4.0 million for 2013. The increase was primarily related to increased employee compensation expenses due to compensation increases.

Oil and Gas segment profit was $100.6 million for 2014, compared to segment profit of $91.7 million for 2013. The increase in segment profit was due to increased revenues, which were only partially offset by increased direct expenses. These revenue increases resulted from the above-described increases in heavy and light aircraft flight hours and incremental rate increases across all aircraft models implemented over the past year. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Air Medical – Air Medical segment operating revenues were $300.2 million for 2014, compared to $277.9 million 2013, an increase of $22.3 million. Patient transports were 17,876 for 2014, compared to 17,980 for the prior year. Nonetheless, operating revenues in our independent provider programs increased due to improved payor mix, and rate increases implemented over the past year. Operating revenues in our traditional provider programs increased due to expansion of our overseas operations. In late 2014, we completed the current phase of expansion of these overseas operations, and currently expect our projected revenues to be derived from those operations in 2015 will be comparable to our 2014 revenues from those operations.

Direct operating expense in our Air Medical segment was $243.6 million for 2014, compared to $231.9 million for 2013, an increase of $11.7 million. Employee compensation expenses increased $10.3 million due to additional personnel in the segment and compensation increases. In addition, there was an increase in spare parts costs, component repair costs, and aircraft depreciation of $3.2 million, $1.2 million, and $1.1 million, respectively, due to additional aircraft added to the fleet. We also experienced decreases in aircraft rent expense of $1.5 million and aircraft warranty costs of $1.3 million. Aircraft warranty costs decreased primarily due to the credit recorded in 2014 for termination of a warranty program. Other direct expense items decreased by a net of $1.3 million.

Selling, general and administrative segment expenses were $9.8 million for 2014, compared to $8.9 million for 2013. The $0.9 million increase was primarily due to an increase in employee compensation expense due to additional personnel and compensation increases.

Air Medical segment profit was $46.8 million for 2014, compared to segment profit of $37.1 million for 2013. The increase in profit is primarily attributable to increased profits from our independent provider programs due to increased revenues resulting from rate increases and an improved payor mix. Profits from our overseas traditional provider programs also increased due to expanded operations, but were partially offset by decreased profits in our U.S.-based traditional provider programs.

Technical Services – Technical Services revenues were $19.1 million for 2014, compared to $89.6 million for 2013, a decrease of $70.5 million. Substantially all of the decrease in our Technical Services segment’s revenue in 2014, as compared to 2013, is attributable to the proceeds associated with selling seven aircraft to a customer on the terms and conditions described under the heading below entitled “Year Ended December 31, 2013 compared with Year Ended December 31, 2012 – Segment Discussion – Technical Services.” Direct expenses decreased $73.3 million primarily due to costs associated with outfitting those aircraft prior to sale. Notwithstanding these large non-recurring transactions, profit in this segment increased by $2.8 million, from $1.3 million for 2013 to $4.1 million for 2014 due primarily to an expansion of technical services provided to a third party customer under a project that we expect to complete in the third quarter of 2015. For a further description of our Technical Services segment, see the discussion of this segment appearing under the heading referred to above and Note 13.

Year Ended December 31, 2013 compared with Year Ended December 31, 2012

Combined Operations

Operating Revenues – Operating revenues for the year ended December 31, 2013 increased $209.8 million over the year ended December 31, 2012. Oil and Gas segment revenues increased $64.5 million primarily as a result of continuing improvement in the Gulf of Mexico deepwater drilling activity, which drove higher utilization of our heavy aircraft. Operating revenues in the Air Medical segment increased $66.7 million, primarily due to an expansion of our traditional provider programs, as well as increased revenues from our independent provider programs, driven by an improvement in our payor mix and rate increases over the prior year. Technical Services segment revenues increased $78.5 million primarily due to the sale of seven aircraft for use by a customer in one of Air Medical’s traditional provider programs.

Flight hours for the year ended December 31, 2013 were 149,922 compared to 153,044 for the year ended December 31, 2012. Oil and Gas segment’s flight hours decreased 2,660 hours due to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 410 hours due to decreased activity in our independent provider programs. Individual patient transports in the Air Medical segment were 17,980 for the year ended December 31, 2013, compared to transports of 18,490 for the year ended December 31, 2012, a decrease of 510 transports.

Direct Expenses – Direct operating expense was $713.1 million for 2013, compared to $543.5 million for 2012, an increase of $169.6 million, or 31%. Cost of goods sold increased $98.3 million with approximately $77.9 million of this increase is attributable to costs incurred to outfit aircraft that we purchased and resold to a customer in one of Air Medical’s traditional provider programs. Employee compensation expense increased $40.8 million due to an increase of approximately 158 employees compared to the prior year and compensation increases. Employee compensation expense represented approximately 46% of total direct expense in both 2013 and 2012. In addition, we experienced increases of $5.6 million in aircraft rent expense, increases of $3.3 million in aircraft depreciation, and increases of $1.5 million in property taxes due to additional aircraft added to the fleet, representing 6%, 4%, and 1% of total direct expense, respectively. We also experienced increases in aircraft operating costs including aircraft parts usage of $1.9 million and component repair costs of $1.8 million, each representing 4% of total direct expense, aircraft warranty costs of $6.3 million, representing 6% of total direct expense, and fuel expense of $1.2 million, representing 6% of total direct expense, primarily due to additional aircraft added to the fleet. We also experienced increases in depreciation of other items of $0.4 million and increases in other base costs, such as pilot training, contract services, and travel expenses, net $8.5 million.

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

Interest Expense – Interest expense was $29.8 million for 2013, compared to $29.5 million for 2012 due to increased borrowings on our revolving credit facility.

Other income, net – Other income was $0.6 million for the years ended December 31, 2013 and 2012, and represents primarily interest income.

Income Taxes – Income tax expense was $31.2 million for 2013, compared to $16.0 million for 2012. Our effective tax rate was 35% for 2013, compared to 47% for 2012. Tax expense for 2012 includes a provision of $1.6 million related to a valuation allowance on foreign tax credits.

Net Earnings – Net earnings for 2013 were $59.0 million, compared to net earnings of $18.1 million for 2012. Earnings before income taxes for 2013 were $90.1 million compared to earnings before income taxes of $34.0 million in 2012. Earnings per diluted share were $3.77 for 2013 compared to earnings per diluted share of $1.17 for 2012. The increase in earnings is primarily due to the increased Oil and Gas and Air Medical segment profits, which are described further in the next section below. Also, 2013 earnings included the above-described gains on asset disposals of $16.6 million, compared to a $0.3 million loss on asset disposals in 2012.

Segment Discussion

Oil and Gas – Oil and Gas segment operating revenues were $489.0 million for 2013, compared to $424.5 million for 2012, an increase of $64.5 million. Flight hours were 114,180 for the 2013, compared to 116,840 for 2012. The decline in flight hours is attributable to lower demand for our light and medium aircraft, partially offset by an increase in heavy aircraft flight hours. The increase in revenue is primarily due to increased heavy aircraft flight hours, primarily driven by continuing improvement in the Gulf of Mexico deepwater drilling activity, and to incremental rate increases implemented over the past year.

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

Air Medical – Air Medical segment operating revenues were $277.9 million for 2013, compared to $211.2 million for 2012, an increase of $66.7 million, reflecting an expansion in the number of markets served by our traditional provider programs. Patient transports were 17,980 for 2013, compared to 18,490 for the prior year. Nonetheless, operating revenues in the independent provider programs increased due to improved payor mix, and rate increases implemented over the past year.

Direct operating expense in our Air Medical segment was $231.9 million for 2013, compared to $175.9 million for 2012, an increase of $56.0 million. Employee compensation expenses increased $33.0 million due to additional personnel in the segment and compensation increases. In addition, there was an increase in cost of goods sold of $17.5 million due to certain costs attributable to our traditional provider programs. Aircraft rent and depreciation also increased by $0.7 million and $0.8 million, respectively, due to additional aircraft added to the fleet. Pilot training costs also increased $1.5 million. Other direct expense items increased by a net of $2.5 million.

Selling, general and administrative segment expenses were $8.9 million for 2013, compared to $7.3 million for 2012. The $1.6 million increase was primarily due to an increase in employee compensation expense due to additional personnel and compensation increases.

Air Medical segment profit was $37.1 million for 2013, compared to segment profit of $27.9 million for 2012. The increase in profit is primarily attributable to an expansion of our traditional provider programs, which was partially offset by decreased profits from our independent provider programs due to increases in employee compensation costs that exceeded higher program revenues. Excluding profits attributable to our recently commenced traditional provider programs, our 2013 segment profit was slightly lower than our 2012 segment profit.

Technical Services – Technical Services revenues were $89.6 million for 2013, compared to $11.0 million for 2012, an increase of $78.6 million. In connection with a contract with an Air Medical customer in the traditional provider program, in 2012 we entered into an aircraft purchase agreement pursuant to which we purchased seven new aircraft for resale for use in the program, after we configured the aircraft for use in emergency medical services. We recorded revenue and the related acquisition and outfitting costs associated with these aircraft sales as part of our Technical Services results in the fourth quarter of 2013 when the passage of title was finalized. Substantially all of the increase in our Technical Services segment’s revenue in 2013, as compared to 2012, is attributable to the proceeds associated with the sale of aircraft under that purchase agreement. Direct expenses increased $80.2 million primarily due to costs associated with outfitting those aircraft prior to sale. The sales under the above-described purchase agreement were one-time increases in the revenues and costs of our Technical Services segment and are expected to recur only if the contract with such traditional provider customer is amended to provide for the purchase and resale of additional aircraft in the future. Notwithstanding these large non-recurring transactions, profit in this segment decreased by $1.6 million, from $3.0 million for 2012 to $1.4 million for 2013 due to lower project activity for other customers and cost increases.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, the improvement of facilities, the acquisition of equipment and inventory, and other working capital needs. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and the proceeds from senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into operating leases to fund these acquisitions.

Cash Flow

Liquidity - Our cash position was $6.3 million at December 31, 2014, $0.9 million at December 31, 2013, and $2.8 million at December 31, 2012. Short-term investments were $185.2 million at December 31, 2014, $85.9 million at December 31, 2013, and $50.6 million at December 31, 2012. We also had $15.5 million in restricted investments at December 31, 2014 securing outstanding letters of credit. We had $14.7 million in restricted investments for the years ended December 31, 2013 and December 31, 2012. The primary use of cash during each of the three years presented was the funding of capital spending, primarily aircraft purchases.

Since mid-2014, prevailing oil prices have decreased substantially. At this stage, we cannot predict with certainty with any degree of accuracy the impact that this drop in oil prices will have on our operations. We currently expect certain of our customers to curtail their exploration or production levels, lower their capital expenditures, reduce staff or request increased efficiencies from vendors. Any of these developments could have a negative impact on our operating cash flow and liquidity.

Operating activities - Net cash provided by operating activities was $119.5 million in 2014, $105.1 million in 2013, and $50.6 million in 2012. There was an increase in cash provided of $14.4 million when comparing 2014 to 2013. Net cash provided by operating activities (excluding changes in operating assets and liabilities) contributed $140.8 million of cash flow in 2014, compared to $109.5 million for the same period in 2013, an increase of $31.3 million, primarily due to the improved profitability of all three of our segments. Net changes in operating assets and liabilities in 2014 used cash of $21.3 million, compared to a net use of cash of $4.4 million in 2013. The $16.9 increase in use of cash with respect to operating assets and liabilities was due in part to payment of $9.6 million of income taxes related to our Middle East contract. The remainder of such use of cash was due to a reduction in accounts payable.

There was an increase of $54.5 million in net cash provided by operations when comparing 2013 to 2012. Net cash provided by operating activities (excluding changes in operating assets and liabilities) increased $33.3 million, primarily due to the increase in net earnings.

Investing activities - Net cash used in investing activities was $245.1 million for 2014, $98.2 million for 2013, and $91.6 million for 2012. Purchases and sales of short-term investments used $102.0 million in cash during 2014, $36.5 million in 2013, and provided $32.8 million in 2012. Gross proceeds from asset dispositions were $10.3 for 2014, $42.2 million for 2013, and $11.3 million for 2012. Capital expenditures were $157.7 million for 2014, $102.7 million for 2013, and $128.5 million for 2012. Capital expenditures for aircraft purchases and aircraft improvements accounted for $150.7 million, $95.8 million, and $112.5 million in 2014, 2013, and 2012, respectively. In 2014, we purchased four light aircraft, two medium aircraft, and one fixed wing aircraft, and exercised purchase options on two medium aircraft and five heavy aircraft. The purchases were financed using net proceeds from the issuance of our below-described Senior Notes and revolving credit facility. In 2013, we purchased eleven light aircraft and one fixed wing aircraft, and also acquired two medium and two heavy aircraft pursuant to lease purchase options. During 2012, we purchased five light aircraft and six medium aircraft, and we purchased two heavy aircraft pursuant to purchase options in the aircraft lease contracts. The purchases for 2013 and 2012 were financed using existing cash, cash from operations, and our revolving credit facility.

Financing activities - Financing activities include the issuance of $500 million of 5.25% Senior Notes on March 17, 2014, as further described below. Net proceeds of $493.8 million from this issuance were used to repurchase all of our $300 million of previously outstanding 8.625% Senior Notes due 2018 pursuant to a contemporaneous tender offer. Our total cost to repurchase those notes was $29.8 million, including the tender premium of $26.7 million and $3.1 million of unamortized issuance costs. We had net payments of $36.0 million on our revolving credit facility in the twelve months ended December 31, 2014.

Financing activities for 2013 included net repayments of $7.8 million of revolving credit facility debt, and $1.0 million relating to the purchase of shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of time-vested restricted stock units granted under our 1995 Incentive Plan.

Financing activities for 2012 included net proceeds of $40.7 million under the revolving credit facility, and $1.9 million related to the purchase of shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Long Term Debt

As of December 31, 2014, our total long-term debt was $543.0 million, consisting of $500 million of our 5.25% Senior Notes due 2019, and $43.0 million borrowed under our revolving credit facility. The carrying value of our variable-rate indebtedness under our revolving credit facility approximates its fair value as of December 31, 2014. The fair value of our 5.25% Senior Notes was $425.6 million at December 31, 2014.

5.25% Senior Notes due 2019 - On March 17, 2014, we privately placed $500 million of 5.25% Senior Notes due March 15, 2019. Proceeds were approximately $493.8 million, net of fees and expenses, and were used to retire all of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014 and April 2014, we recorded during 2014 a pretax charge of $29.8 million, which consisted of $26.7 million of premium and $3.1 million of unamortized issuance costs. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million. In August 2014, we exchanged our privately-placed 5.25% Senior Notes for 5.25% Senior Notes registered under the Securities Act of 1933.

After the repurchase and redemption of all $300 million of our previously outstanding 8.625% Senior Notes as described above, we had remaining net proceeds of approximately $156 million. We used $91.9 million of the proceeds to pay off all of our revolving credit facility balance on March 17, 2014. We used the remaining proceeds for general corporate purposes, including the exercise of purchase options for aircraft currently leased, and for the purchase of new aircraft.

For additional information about the terms of our 5.25% Senior Notes issued on March 17, 2014, see Note 7.

Revolving Credit Facility - We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2016. Under our credit facility, we can borrow up to $150 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).

At December 31, 2014, we had $43.0 million in borrowings under our credit facility. At the same date in 2013, we had $79.0 in borrowings under our credit facility. During 2014, $111.9 was the highest loan balance under our credit facility, with a weighted average balance of $64.9. During 2013, $101.7 was the highest loan balance under our credit facility, with a weighted average balance of $82.7.

Other - We maintain a separate letter of credit facility described in Note 7 that had $15.5 million of letters of credit outstanding at December 31, 2014.

For additional information on our long term debt, see Note 7.

Contractual Obligations

The table below sets out our contractual obligations as of December 31, 2014 related to our aircraft purchase commitments, aircraft and other operating lease obligations, revolving credit facility, and the 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2014. As of December 31, 2014, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2015	2016	2017	2018	2019	Beyond 2019
		(Thousands of dollars)
Aircraft purchase commitments (1)	$168,118	$55,232	$112,886	$—	$—	$—	$—
Aircraft lease obligations	302,070	45,379	42,885	40,595	36,914	30,262	106,035
Other lease obligations	14,601	3,980	3,163	2,352	1,759	1,198	2,149
Long-term debt(2)	543,000	—	43,000	—	—	500,000	—
Senior notes interest(2)	118,125	26,250	26,250	26,250	26,250	13,125	—

Total	$1,145,914	$130,841	$228,184	$69,197	$64,923	$544,585	$108,184

(1)	For information about these aircraft purchase commitments, see Note 12.
(2)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of December 31, 2014 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of December 31, 2014, we had options to purchase aircraft under lease becoming exercisable in 2015 through 2021. The aggregate option purchase prices are $17.7 million in 2015, $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Subject to market conditions, we currently intend to exercise these options as they become exercisable. On January 2, 2015, we purchased one heavy aircraft pursuant to a purchase option in the lease contract for an aggregate purchase price of $17.7 million.

We intend to fund the above contractual obligations through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, and sale-leaseback transactions.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of aircraft and capital improvements that enhance the value or safety of our aircraft and related infrastructure. In addition to our periodic aircraft purchases, we regularly incur capital expenditures on an ongoing basis in order to (i) extend the useful life of our aircraft, (ii) improve and modernize our fleet, (iii) comply with various requirements or standards imposed by insurers or governmental authorities, (iv) upgrade our hangars, landing pads and other operating facilities and (v) acquire or upgrade computer hardware and software. The amount of our capital expenditures is influenced by, among other things, demand for our services, schedules for refurbishing our various aircraft, cash flow generated by our operations, and cash required for other purposes. We estimate our total capital expenditures for 2015 will be approximately $57.0 million, excluding $55.2 million reflected as 2015 aircraft purchase commitments in the chart included in the prior section.

Tax Obligations

We are currently using federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will continue to substantially reduce our cash tax payments for several more years to come. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations will increase substantially. For additional information, see Item 1A “– Risk Factors – Risks Specific to Our Company – Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change.”

Off Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into various off-balance sheet arrangements. We provide guarantees, performance bonds, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2014 was $1.1 million in surety bonds and $15.5 million in letters of credit. The surety bonds will expire between March 2015 and November 2015 and a $9.2 million letter of credit securing an Air Medical traditional provider contract is due to expire during October 2015, but may be extended at the request of the beneficiary for subsequent periods up to one year. The $6.3 million in letters of credit securing our workers compensation policies are evergreen.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories of spare parts, long-lived assets, income taxes, and self-insurance liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates and the differences may be material. We believe that the following critical accounting policies affect our more significant judgments and estimates, which we use in preparation of our consolidated financial statements.

Revenue Recognition - Revenues related to our Air Medical services are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, Insurance, and Self-Pay. Payor mix, changes in reimbursement, and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full by category. The allowance percentages are applied to the payor categories and the revenue allowance is adjusted as necessary. The allowance for contractual discounts was $96.6 million, $74.7 million, and $54.6 million as of December 31, 2014, 2013, and 2012, respectively. The allowance for uncompensated care was $41.9 million, $46.4 million, and $48.0 million as of December 31, 2014, 2013, and 2012, respectively. The allowance for uncompensated care includes the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $9.1 million, $7.9 million, and $6.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated costs of providing charity services was $2.1 million, $3.0 million, and $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance estimates for our Air Medical segment’s billing, receivables, and revenue are based on the prior twelve months’ payment history by each individual payor group and the payment history is evaluated on a state by state basis. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or greater, we record a reserve equal to 100% of the receivable. Other payor categories are scrutinized when they are outstanding for a nine month period and additional allowances are recorded, if warranted.

Inventories of Spare Parts – We maintain a significant parts inventory to service our own aircraft along with the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components, and are reworked to a useable condition. We use systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If our valuation of these parts should be significantly different from amounts ultimately realizable or if we discontinue using or servicing certain aircraft models, we may have to record a write-down of our inventory. We also record provisions against inventory for obsolete and slow-moving parts, relying principally on specific identification of such inventory. If we fail to identify such parts, additional provisions may be necessary.

Property and Equipment – Our principal long-lived assets are aircraft. We review our long-lived assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We typically evaluate aircraft in our Oil & Gas segment by model type. Aircraft in our Air medical segment are reviewed as one broad asset category since aircraft may move among base locations. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows that we expect the asset to generate. When an asset is determined to be impaired, we recognize the impairment amount, which is the amount by which the carrying value of the asset exceeds its estimated fair value. Similarly, we record assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell.

Use of Estimates – We must make estimates for our liabilities, expenses, losses, and gains that pertain to self-insured programs, insurance deductibles, and good-experience premium returns. Our group medical insurance program is largely self-insured, and we use estimates to record our periodic expenses related to that program.

Income Taxes – We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and pretax income by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the annual rate.

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

Our earnings are subject to changes in the short-term variable interest rate on our outstanding revolving credit debt. Based on the $43.0 million in borrowings outstanding as of December 31, 2014, a ten percent increase (0.24%) in the interest rate to 2.65% would have reduced our annual pre-tax earnings by $0.1 million, but would have no impact on the fair market value of this debt.

Our $500 million of outstanding Senior Notes due 2019 bear interest at a fixed rate of 5.25%. Changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the 5.25% Senior Notes, and our creditworthiness. A ten percent increase (0.96%) in prevailing interest rates to 10.6% at December 31, 2014 would have decreased the fair market value of these notes by 3.41%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

February 27, 2015

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$6,270	$934
Short-term investments	185,244	85,916
Accounts receivable – net
Trade	178,833	172,538
Other	1,928	1,182
Inventories of spare parts – net	73,793	71,137
Prepaid expenses	9,314	8,357
Deferred income taxes	9,915	12,723
Income taxes receivable	1,227	1,871

Total current assets	466,524	354,658
Property and equipment – net	877,818	785,472
Restricted investments	15,485	14,685
Other	16,253	18,508

Total assets	$1,376,080	$1,173,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,700	$36,874
Accrued and other current liabilities	52,812	54,531

Total current liabilities	80,512	91,405
Long-term debt	543,000	379,000
Deferred income taxes	140,532	127,357
Other long-term liabilities	14,968	15,596
Commitments and contingencies (Note 12)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at December 31, 2014 and 2013	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,576,916 and 12,458,992 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,258	1,257
Additional paid-in capital	301,533	296,932
Accumulated other comprehensive loss	(211)	(24)
Retained earnings	294,197	261,509

Total shareholders’ equity	597,068	559,965

Total liabilities and shareholders’ equity	$1,376,080	$1,173,323

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating revenues, net	$836,270	$856,500	$646,686
Expenses:
Direct expenses	670,007	713,090	543,524
Selling, general and administrative expenses	43,171	38,820	39,051

Total operating expenses	713,178	751,910	582,575
(Gain) loss on disposition of assets, net	848	(16,604)	317
Impairments of assets	10,508	1,648	—
Equity in loss of unconsolidated affiliate	96	262	863

Operating income	111,640	119,284	62,931
Interest expense	29,510	29,756	29,533
Loss on debt extinguishment	29,833	—	—
Other income, net	(818)	(613)	(651)

	58,525	29,143	28,882

Earnings before income taxes	53,115	90,141	34,049
Income tax expense	20,427	31,185	15,992

Net earnings	$32,688	$58,956	$18,057

Earnings per share:
Basic	$2.11	$3.81	$1.17
Diluted	$2.08	$3.77	$1.17
Weighted average shares outstanding:
Basic	15,483	15,474	15,418
Diluted	15,685	15,639	15,488

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

The following table summarizes the components of total comprehensive income:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Net earnings	$32,688	$58,956	$18,057
Unrealized (loss) gain on short-term investments	(285)	44	92
Other unrealized loss	(24)	—	—
Changes in pension plan assets and benefit obligations	17	(2)	(22)
Tax impact	105	(15)	(28)

Total comprehensive income	$32,501	$58,983	$18,099

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2011	2,853	$285	12,459	$1,246	$291,403	$(93)	$184,496	$477,337
Net earnings	—	—	—	—	—	—	18,057	18,057
Unrealized gain on short-term investments	—	—	—	—	—	55	—	55
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(13)	—	(13)
Issuance of non-voting common stock
(upon vesting of restricted stock units)	—	—	106	—	4,179	—	—	4,179

Balance at December 31, 2012	2,853	285	12,565	1,246	295,582	(51)	202,553	499,615
Net earnings	—	—	—	—	—	—	58,956	58,956
Unrealized gain on short-term investments	—	—	—	—	—	28	—	28
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	2,403	—	—	2,403
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	4	17	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(1)	(6)	(59)	—	—	(65)
Issuance of voting common stock
(upon vesting of restricted stock units)	84	9	—	—	—	—	—	9
Cancellation of restricted voting stock units for tax withholdings on vested shares	(31)	(3)	—	—	(994)	—	—	(997)

Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965
Net earnings	—	—	—	—	—	—	32,688	32,688
Unrealized loss on short-term investments	—	—	—	—	—	(173)	—	(173)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	10	—	10
Amortization of unearned stock-based compensation	—	—	—	—	4,753	—	—	4,753
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	12	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(178)	—	—	(178)
Other	—	—	—	—	26	(24)	—	2

Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$(211)	$294,197	$597,068

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Operating activities:
Net earnings	$32,688	$58,956	$18,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,848	42,848	41,495
Deferred income taxes	16,071	21,921	15,620
Loss (gain) on asset dispositions	848	(16,604)	317
Equity in loss of unconsolidated affiliate	96	262	863
Loss on debt extinguishment	29,833	—	—
Impairment of assets	10,507	1,648	—
Other	(96)	427	(115)
Changes in operating assets and liabilities:
Accounts receivable	(6,758)	(32,123)	(41,567)
Inventories of spare parts	(2,656)	(5,062)	(8,831)
Income taxes receivable	644	(1,015)	(1,267)
Other assets	(1,212)	3,104	(81,199)
Accounts payable and accrued liabilities	(10,946)	27,191	99,876
Other long-term liabilities	(348)	3,543	7,301

Net cash provided by operating activities	119,519	105,096	50,550

Investing activities:
Purchase of property and equipment	(157,690)	(102,726)	(128,475)
Proceeds from asset dispositions	10,266	42,197	11,302
Purchase of short-term investments	(465,094)	(375,503)	(216,265)
Proceeds from sale of short-term investments	363,110	338,970	249,041
Payments of deposits on aircraft	(6,948)	(9,318)	(8,717)
Refund of deposits on aircraft	11,506	8,161	2,500
Loan to unconsolidated affiliate	(200)	—	(975)
Other investments	—	—	(50)

Net cash used in investing activities	(245,050)	(98,219)	(91,639)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—
Repayment of Senior Notes due 2018	(300,000)	—	—
Premium and costs to retire debt early	(26,749)	—	—
Debt issuance costs	(6,232)	—	—
Repurchase of common stock	(152)	(1,037)	(1,861)
Proceeds from line of credit	264,253	164,771	127,323
Payments on line of credit	(300,253)	(172,526)	(86,615)

Net cash provided by (used in) financing activities	130,867	(8,792)	38,847

Increase (decrease) in cash	5,336	(1,915)	(2,242)
Cash, beginning of year	934	2,849	5,091

Cash, end of year	$6,270	$934	$2,849

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$25,415	$28,675	$28,775

Income Taxes	$9,590	$1,161	$237

Accrued payables related to purchases of property and equipment	$192	$176	$101

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Basis of Consolidation, and Other General Principles

PHI, Inc. and its subsidiaries (“PHI”, the “Company”, “we”, “us”, or “our”) provide transportation services to, from, and among offshore facilities engaged in the oil and gas exploration, development, and production industry, which is primarily in North America and to a lesser extent in West Africa and the Middle East. We also provide air medical transportation services for hospitals and medical programs as well as aircraft maintenance services to third parties in North America and the Middle East.

The consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries after the elimination of all intercompany accounts and transactions. We apply the equity method of accounting for investments in entities, if we have the ability to exercise significant influence over the operating and financial policies of the entity. We report our share of earnings or losses of equity investees in the accompanying Consolidated Statements of Operations as equity in earnings (loss) of unconsolidated affiliates.

At December 31, 2014, Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owned stock representing approximately 69.5% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a shareholder vote.

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include:

Estimates of contractual allowances applicable to billings in the Air Medical segment,

Inventories of spare parts,

Valuation reserve related to obsolete and excess inventory,

Reserves related to unpaid Oil and Gas segment accounts,

Depreciable lives and salvage values of property and equipment,

Valuation allowance for deferred tax assets,

Income taxes,

Health care insurance claims and workers’ compensation liability, and

Impairment of long-lived assets.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

Trade Receivables, net

Trade and other receivables are stated at net realizable value. Air Medical trade receivables are presented net of allowances for contractual discounts and uncompensated care. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category. The main payor categories are Medicare, Medicaid, Insurance, and Self-Pay. We analyze our historical payment of accounts by payor category on a monthly basis, and adjust our accounts receivable allowance based upon each category’s historical collection percentage.

Provisions for contractual discounts and uncompensated care that we applied to our Air Medical trade receivables (expressed as a percentage of total segment billings) at December 31 are as follows:

	2014	2013
Allowance for contractual discounts	53%	44%
Allowance for uncompensated care	23%	27%

Short-term Investments

Short-term investments consist of money market funds, commercial paper, debt issued by the U.S. government or its agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with GAAP, these short-term investments are classified as available for sale. The Company recorded less than $0.3 million in net unrealized losses in 2014. These losses are reflected as a separate component of stockholders’ equity.

Inventories of Spare Parts

The Company’s inventories are stated at average cost and consist primarily of spare parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $13.5 million and $12.3 million at December 31, 2014 and 2013, respectively.

Property and Equipment

The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of five to fifteen years for flight equipment and three to ten years for other equipment. Leasehold improvements are amortized over the shorter of the life of the respective asset or the term of the lease agreement and range from six to ten years. The salvage value used in calculating depreciation of aircraft ranges from 25% to 54%, and is based on sale proceeds to carrying value for aircraft sales (historical as of 2007). The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. We charge maintenance and repair costs to earnings as the costs are incurred. The cost of certain aircraft components are covered under a contractual arrangement with the manufacturer, commonly referred to as “power-by-the-hour” contracts. Under these agreements, we are charged an agreed amount per hour of flying time. The costs charged under these contractual arrangements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued expenses on our consolidated balance sheets. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the asset. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.

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

During the twelve months ended December 31, 2014, we sold nine light and three fixed wing aircraft previously utilized in our Oil and Gas segment. The carrying value prior to the sale was $5.5 million. These assets were sold for $5.9 million, which resulted in a gain of $0.4 million. We also sold or disposed of one medium and four light aircraft previously utilized in our Air Medical segment. The carrying value prior to the sale was $10.8 million. These assets were sold for $8.2 million, resulting in a loss of $2.6 million. These aircraft no longer met our strategic needs. Sales and disposals of various ancillary equipment resulted in a gain of $1.4 million.

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

Impairment Losses

We test our assets for impairment annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. In connection with our normal recurring impairment testing, we recorded an impairment loss in the year ended December 31, 2014 for 13 medium aircraft in our Oil and Gas segment and one medium aircraft in our Air Medical segment. The carrying value of these aircraft was $16.5 million. Following a market analysis, we determined that the market value for these aircraft was $6.0 million. Similarly, we also recorded an impairment loss in the year ended 2013 for two medium aircraft in our Oil and Gas segment and two medium aircraft in our Air Medical segment. The carrying value of these aircraft was $4.0 million. Following a market analysis, we determined that the market value of these aircraft was $2.4 million. As a result of these analyses, we recorded aggregate non-cash pre-tax impairment losses of $10.5 million and $1.6 million for 2014 and 2013, respectively.

Deferred Financing Costs

Costs of obtaining long-term debt financing are deferred and amortized ratably over the term of the related debt agreement.

Self-Insurance

The Company maintains a self-insurance program for a portion of its health care costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2014. As of December 31, 2014 and 2013, the Company had $1.7 million and $1.5 million, respectively, of accrued liabilities related to health care claims.

There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $2.5 million and $2.9 million for the years 2014 and 2013, respectively, related to workers’ compensation claims.

The Company owns an offshore insurance company to realize savings in reinsurance costs on its insurance premiums. Amounts paid to this captive company in 2014 and 2013 totaled $0.9 million and $0.8 million, respectively. The results of the captive are fully consolidated in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to the Company’s Air Medical segment independent provider model services are recorded net of contractual allowances under agreements with third party payors, and also recorded net of uncompensated care allowances when the services are provided. Revenues generated under the hospital based model consist of a fixed monthly rate for aircraft availability and an hourly rate for flight time. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare,

Insurance, and Self-Pay. Changes in payor mix, reimbursement rates and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. The allowance for contractual discounts was $96.6 million, $74.7 million, and $54.6 million as of December 31, 2014, 2013, and 2012, respectively. The allowance for uncompensated care was $41.9 million, $46.4 million, and $48.0 million as of December 31, 2014, 2013, and 2012, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $9.1 million, $7.9 million, and $6.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated cost of providing charity services was $2.1 million, $3.0 million, and $2.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue.

In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue, we utilize the prior twelve months’ payment history by each individual payor group and also the payment history evaluated on a state by state basis. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or greater, we record a reserve equal to 100% of the receivable. Other payor categories are scrutinized when they are outstanding for a nine month period and additional allowances are recorded if warranted.

Provisions for contractual discounts and estimated uncompensated care that we applied to our Air Medical revenues (expressed as a percentage of total segment billings) were as follows:

	Revenue
	Year Ended December 31,
	2014	2013	2012
Provision for contractual discounts	72%	60%	56%
Provision for uncompensated care	2%	10%	11%

Amounts attributable to Medicaid, Medicare, Insurance, and Self Pay as a percentage of net Air Medical revenues are as follows:

	Year Ended December 31,
	2014	2013	2012
Insurance	74%	73%	69%
Medicare	18%	19%	21%
Medicaid	8%	7%	9%
Self-Pay	0%	1%	1%

Our Air Medical contract in the Middle East requires us to provide multiple products and services, including helicopter leasing, flight services for helicopter emergency medical service operations, aircraft maintenance, provision of spare parts and insurance coverage for the customer-owned aircraft, training services, and base construction. All services are delivered and earned monthly over a three year contractual period which began on September 29, 2012. The customer may terminate the contract prior to the end of the contract term by giving ninety days advance notice and paying an early termination fee of $13.5 million. Each of the major deliverables mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each product or service was determined based upon third-party evidence and estimates.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Accounting Standards Codification 740, Income Taxes. The Company provides for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax assets and liabilities measurement uses enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect of any tax rate changes in income of the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

Earnings per Share

Basic earnings per share is computed by dividing earnings (loss) during the period by the weighted average number of voting and non-voting shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of potentially dilutive shares of common stock as if such shares were outstanding during the reporting period, net of shares to be repurchased using the treasury stock method. Dilutive shares for this purpose assumes restricted stock unit awards have vested.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not believe significant credit risk exists with respect to these trade accounts receivable at December 31, 2014.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers and U.S. governmental agencies. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to secure its customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts in the Oil and Gas and Technical Services segments was $0.1 million at December 31, 2014 and 2013. The Company’s two largest oil and gas customers accounted for 30% of consolidated operating revenues for the year ended December 31, 2014, 28% for the year ended December 31, 2013, and 28% for the year ended December 31, 2012. The Company also carried accounts receivable from these same customers totaling 18% and 19% of net trade receivables on December 31, 2014 and 2013, respectively. The Company’s largest Air Medical customer accounted for 10% and 17% of consolidated operating revenues for the years ended December 31, 2014 and 2013, respectively. The Company also carried accounts receivable from this customer totaling 20% of net trade receivables on December 31, 2014 and 2013.

Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. The allowance for contractual discounts was $96.6 million, $74.7 million, and $54.6 million as of December 31, 2014, 2013, and 2012, respectively. The allowance for uncompensated care was $41.9 million, $46.4 million, and $48.0 million as of December 31, 2014, 2013, and 2012, respectively.

Substantially all of the Company’s cash is maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and based on current circumstances does not believe that it is exposed to significant credit risk.

New Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern, and to provide related disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

(2)	INVESTMENTS

We classify all of our short term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive loss (income) until realized. These gains and losses are reflected as a separate component of shareholders’ equity in our consolidated balance sheets and our consolidated statements of shareholders’ equity. Cost, gains, and losses are determined using the specific identification method. In the years ended December 31, 2014, 2013, and 2012, we received proceeds from the sales of these securities of $363.1 million, $339.0 million, and $249.0 million, respectively. Gains and losses on these sales were negligible and all amounts reclassified from accumulated other comprehensive income were immaterial.

Investments consisted of the following as of December 31, 2014:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$68,612	$—	$—	$68,612
Municipal bonds and notes	1,500	2	—	1,502
Corporate bonds and notes	130,864	19	(268)	130,615

Subtotal	200,976	21	(268)	200,729
Deferred compensation plan assets included in other assets	2,386	—	—	2,386

Total	$203,362	$21	$(268)	$203,115

$15.5 million of our investments are long-term and included on the balance sheet as Restricted investments as they are securing outstanding letters of credit with maturities beyond one year.

Investments consisted of the following as of December 31, 2013:

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

$14.7 million of our investments at December 31, 2013 are long-term and included on the balance sheet as Restricted investments as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of December 31,

	2014		2013
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$70,180	$70,169	$32,536	$32,538
Due within two years	62,184	61,948	49,558	49,593

Total	$132,364	$132,117	$82,094	$82,131

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31,

	2014		2013
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial Paper	0.000	0	0.150	86
Municipal bonds and notes	0.528	134	0.528	499
Corporate bonds and notes	1.828	348	2.134	390

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31,

	2014		2013
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Commercial Paper	$—	$—	$—	$—
Municipal bonds and notes	—	—	1,499	(1)
Corporate bonds and notes	100,071	(268)	34,772	(29)

Total	$100,071	$(268)	$36,271	$(30)

As of December 31, 2014 and December 31, 2013, we had no investments in a continuous unrealized loss position for more than twelve months.

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2014 and 2013. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company determined it did not have any other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2014 and 2013.

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

The following tables summarize the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		December 31, 2014
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$68,612	$68,612	$—
Municipal bonds and notes	1,502	—	1,502
Corporate bonds and notes	130,615	—	130,615

	200,729	68,612	132,117
Deferred compensation plan assets	2,386	2,386	—

Total	$203,115	$70,998	$132,117

		December 31, 2013
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$18,470	$18,470	$—
Commercial Paper	2,999	—	2,999
Municipal bonds and notes	1,499	—	1,499
Corporate bonds and notes	77,633	—	77,633

	100,601	18,470	82,131
Deferred compensation plan assets	2,109	2,109	—

Total	$102,710	$20,579	$82,131

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

Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at December 31, 2014 and 2013.

The Company reviews its aircraft for impairment on an annual basis or on an interim basis whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by a particular asset group are compared with the book value of the asset group to determine if an impairment charge is necessary. Similar aircraft model types are grouped together for impairment testing purposes.

The Company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance. If an asset group fails the undiscounted cash flow test, the company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value to the book value of each asset group in order to determine if impairment exists. If impairment exists, the book value of the asset group is reduced to its estimated fair value.

The below table summarizes the combined fair value of the assets that incurred impairments during the years ended December 31, 2014 and 2013, along with the amount of the impairment. The impairment charges were recorded in Impairment of assets.

	Year Ended December 31,
	2014	2013
	(Thousands of dollars)
Amount of impairment incurred	$10,508	$1,648
Combined fair value of assets incurring impairment	$6,000	$2,400

(4)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31.

	2014	2013
	(Thousands of dollars)
Flight equipment	$1,053,640	$959,986
Facility & improvements	61,246	57,723
Operating equipment	24,764	24,594
Data processing equipment	32,374	33,870
Vehicles	8,133	7,867
Medical equipment	7,377	7,079
Other	5,332	4,898

	1,192,866	1,096,017
Less accumulated depreciation and amortization	(315,048)	(310,545)

Property and equipment, net	$877,818	$785,472

Depreciation expense related to property and equipment was $43.7 million in 2014, $38.9 million in 2013, and $35.0 million in 2012.

(5)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31.

	2014	2013
	(Thousands of dollars)
Deposits on future purchases of aircraft	$8,305	$12,863
Deferred financing cost	5,246	3,196
Investments (Officers’ Deferred Compensation Plan)	2,386	2,109
Other	316	340

Total	$16,253	$18,508

(6)	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities as of December 31 consisted of the following:

	2014	2013
	(Thousands of dollars)
Salaries & wages	$16,203	$14,318
Incentive compensation	11,730	11,617
Income taxes	3,787	6,790
Interest	7,891	5,621
Vacation payable	6,112	5,751
Group medical	1,735	1,516
Transportations tax	907	1,975
Operating lease	1,227	1,048
Workers compensation	1,185	3,684
Other	2,035	2,211

Total accrued liabilities	$52,812	$54,531

(7)	LONG-TERM DEBT

The components of long-term debt as of December 31 are as follows:

	2014	2013
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$—
Senior Notes issued September 23, 2010, interest only payable semi-annually at 8.625% maturing October 15, 2018	—	300,000
Revolving Credit Facility due October 1, 2016 with a group of commercial banks, interest payable at variable rates	43,000	79,000

Total long-term debt	$543,000	$379,000

Annual maturities of long-term debt for each of the five years following December 31, 2014 and in total thereafter follow (in thousands):

2015	$—
2016	43,000
2017	—
2018	—
2019	500,000
Thereafter	—

Total	$543,000

Senior Notes – The 5.25% Senior Notes (“Notes”) are unconditionally guaranteed on a senior basis by our domestic subsidiaries and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the Notes at any time on or after March 15, 2016 at specified redemption prices, and prior to that time pursuant to certain make-whole provisions. The Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets, and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt, and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on distributions from the parent company to a subsidiary. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the indenture governing the notes), each holder of the Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the Notes may declare all of the outstanding Notes to be due and payable immediately. The Company is not aware of any instances of non-compliance with the financial covenants.

Proceeds from our notes were approximately $493.8 million, net of fees and expenses, and were used to retire all of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million, including the tender premium and accrued interest. As a result of our repurchase of 8.625% Senior Notes in 2014, we recorded a pretax charge of $29.8 million, which consisted of $26.7 million of premium and $3.1 million of unamortized issuance costs.

The Notes bear interest at a fixed rate and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our Senior Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At December 31, 2014, the fair market value of the Notes was $425.6 million, and the carrying value was $500 million. At December 31, 2013, the fair market value of our 8.625% Senior Notes due 2018 was $323.2 million and the carrying value was $300 million.

Revolving Credit Facility – We have an amended and restated revolving credit facility that matures on October 1, 2016. Under this facility, we can borrow up to $150 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).

For additional information on our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt” included in Part I, Item 2, of this report.

Other – We maintain a separate letter of credit facility that had $15.5 million in letters of credit outstanding at December 31, 2014 and 2013. The letters of credit securing our workers compensation policies, in the amount of $6.3 million, are evergreen. The letter of credit securing an Air Medical traditional provider contract, in the amount of $9.2 million, expires on October 29, 2015, but may be extended at the request of the beneficiary for subsequent periods up to one year.

(8)	INCOME TAXES

Income tax expense (benefit) is composed of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	307	353	360
Foreign	4,352	9,637	—
Deferred – principally Federal	15,768	21,195	15,632

Total	$20,427	$31,185	$15,992

Income tax expense (benefit) as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	(Thousands of dollars, except percentage amounts)
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income taxes at statutory rate	$18,590	35	$31,550	35	$11,917	35
Increase (decrease) in taxes resulting from:
Valuation allowance – foreign tax credit	113	—	—	—	1,649	5
Change in tax rate on deferred items	—	—	(3,850)	(4)	—	—
State income taxes, net of federal benefit	916	2	2,161	2	1,688	5
Other items – net	808	1	1,324	2	738	2

Total	$20,427	38	$31,185	35	$15,992	47

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance at December 31 are as follows:

	2014	2013
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$1,023	$656
Foreign tax credits	16,982	12,611
Vacation and bonus accrual	2,031	5,931
Inventory valuation	6,093	5,655
Rental accrual	1,799	1,634
Hurricane relief credit	1,255	1,255
Stock-based compensation	2,977	1,307
Other	2,714	2,674
Net operating losses	56,305	55,990

Total deferred tax assets	91,179	87,713
Valuation allowance – state NOL carryforwards	(219)	(541)
Valuation allowance – tax credit carryforwards	(2,047)	(1,933)
Valuation allowance – other	(1,466)	(1,515)

Total deferred tax assets, net	87,447	83,724

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(218,064)	(198,358)

Total deferred tax liabilities	(218,064)	(198,358)

Net deferred tax liabilities	$(130,617)	$(114,634)

Current deferred tax assets	$9,915	$12,723
Deferred tax liability – long-term	(140,532)	(127,357)

Net deferred tax liabilities	$(130,617)	$(114,634)

As a result of certain realization requirements under GAAP, the Company’s deferred tax assets as of December 31, 2014 in the table above do not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will increase by $0.5 million when the deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has U.S. Federal net operating loss carryforwards (“NOLs”) of approximately $143.4 million that, if not used, will expire beginning in 2022 through 2032. Additionally, for state income tax purposes, the Company has NOLs of approximately $126.6 million available to reduce future state taxable income. These NOLs expire in varying amounts through 2032, the majority of which expire in 2017 through 2027. The Company has a valuation allowance of $0.2 million as of December 31, 2014 against certain net operating losses in six states which are not more likely than not to be realized in future years.

During 2014, the Company reversed $0.3 million of previously recorded valuation allowances on these state NOLs.

The Company also has foreign tax credits of approximately $17.0 million which expire beginning in 2015 through 2024. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize some of the foreign tax credit carryforwards during their carry forward period and it is not more likely than not that a portion of these credits will be utilized in future years. Therefore, the Company has a valuation allowance of $2.0 million on these credits, of which of $0.1 million was recorded in 2014.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions.

The tax years 2011 to 2014 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

Income taxes paid were approximately $9.6 million, $1.1 million, and $0.2 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, the Company had no unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax expense as part of non-operating expenses.

(9)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended December 31, are as follows:

	2014	2013	2012
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,483	15,474	15,418
Dilutive effect of restricted stock units	202	165	70

Weighted average outstanding shares of common stock, diluted	15,685	15,639	15,488

(10)	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and funded. The Company has established a separate account for each participant, which is invested and reinvested from time to time in investments that the participant selects from a list of eligible investment choices. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts are included in other assets. Aggregate amounts deferred under the plans were $2.4 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively.

Incentive Compensation

The Company has an incentive compensation plan for non-executive employees. The plan allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. The Company also has an executive/senior management plan for certain corporate and business unit management employees. Under this plan, the bonus is a percentage of each participating employee’s base salary based upon the Company’s achievement of the financial target established by the Board of Directors at three levels – a threshold level, a target level, and a stretch level, subject to a positive or negative adjustment for the Company’s safety performance. Pursuant to these plans, the Company accrued incentive compensation expense of $11.7 million, $11.5 million, and $6.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $1.0 million, $1.0 million, and $0.9 million for the years 2014, 2013, and 2012, respectively.

401(k) Plan

We sponsor a 401(k) Plan (“Plan”) for our employees. An employee is eligible to participate in the Plan immediately upon employment and receive a dollar matching contribution up to 6% of his or her base compensation. The vesting for matching contributions is 25% per year beginning at the end of the second year of employment. Employees are fully vested after completing five years of service to the Company. The matching contribution for the years ended December 31, 2014, 2013, and 2012 were $11.5 million, $10.5 million, and $9.0 million, respectively.

(11)	STOCK-BASED COMPENSATION

Compensation expense for our stock-based plans was $4.8 million, $2.4 million, and $4.3 million for 2014, 2013, and 2012, respectively.

1995 Incentive Plan – Under the PHI, Inc. 1995 Incentive Plan, we are authorized to issue up to 175,000 shares of voting common stock and 575,000 shares of non-voting common stock in the form of stock options, restricted stock, stock appreciation rights, performance shares, stock awards, and cash awards. As of December 31, 2014, there were 32,542 voting shares and 738 non-voting shares available for grant. Time-vested restricted stock units granted under the plan generally have forfeiture restrictions that lapse 100% after three years. There were no awards outstanding under this plan as of December 31, 2014 and December 31, 2013.

2012 Long-Term Incentive Plan – Under the PHI Long-Term Incentive Plan (“LTIP”), we are authorized to issue up to 750,000 shares of non-voting stock. As of December 31, 2014, 163,676 shares were available for grant. Time-vested restricted stock units granted under the plan generally have forfeiture restrictions that lapse 100% after three years. Performance-based restricted stock units that have been granted under the plan, whose vesting is contingent upon meeting company-wide performance goals, have forfeiture restrictions that lapse, if at all, at the end of a three-year performance period.

Non-Voting Time-Vested Restricted Stock Units – The following table summarizes the activity for non-voting time-vested restricted stock units granted to employees for the year ended December 31, 2014.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2014	61,258	$24.11	1.65	$1,477

Granted	142,726	43.25
Forfeited	—	—
Vested and released to participants	(12,329)	(21.05)

Outstanding at December 31, 2014	191,655	$38.56	2.26	$7,391

The weighted average grant-date fair value of time-vested restricted stock units granted during 2014 and 2013 was $43.25 and $35.09 per share, respectively. The total fair value of awards that vested in 2014 was $0.3 million. The total fair value of awards that vested in 2013 was less than $0.1 million. As of December 31, 2014, there was $4.6 million that is expected to be recognized over a weighted average period of 2.26 years.

The following table summarizes the activity for non-voting time-vested restricted stock units granted to non-employee directors for the year ended December 31, 2014.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2014	3,048	$38.44	2.85	$117

Granted	2,202	44.04
Forfeited	—	—
Vested and released to participants	(762)	(38.44)

Outstanding at December 31, 2014	4,488	$41.19	2.48	$185

Non-Voting Performance-Based Restricted Stock Units – The following table summarizes the activity for non-voting performance-based restricted stock units for the year ended December 31, 2014.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2014	277,026	$24.55	3.41	$6,812

Granted	117,643	43.07
Forfeited	—	—
Vested and released to participants	—	—

Outstanding at December 31, 2014	394,669	$30.07	1.78	$11,878

The aggregate value of the awards in the above table reflects the impact of current expectations of achievement through the end of the performance cycle. As of December 31, 2014, there was a total of $5.5 million of unrecognized compensation cost related to the non-vested performance-based restricted stock units that is expected to be recognized over a weighted average period of 1.8 years.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
	(Thousands of dollars)
Aircraft	$44,908	$41,803	$36,240
Other	7,790	7,657	8,081

Total	$52,698	$49,460	$44,321

Included in the above rental expense is $0.5 million in 2014, $0.6 million in 2013, and $0.3 million in 2012 paid to GE Air, Inc. and Gonsoulin Enterprises, Inc. for the lease of aircraft and real estate. Each of GE Air, Inc. and Gonsoulin Enterprises, Inc. is owned by our Chairman, CEO and majority voting shareholder.

The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2015	$45,379	$3,980	$49,359
2016	42,885	3,163	46,048
2017	40,595	2,352	42,947
2018	36,914	1,759	38,673
2019	30,262	1,198	31,460
Thereafter	106,035	2,149	108,184

	$302,070	$14,601	$316,671

In 2014, we purchased five heavy aircraft off lease pursuant to purchase options in the lease contracts for an aggregate purchase price of $89.3 million using proceeds from the sale of short-term investments. We also purchased two medium aircraft off lease pursuant to purchase options in the lease contracts for an aggregate purchase price of $14.9 million, and purchased one fixed wing aircraft off lease for an aggregate purchase price of $3.5 million. As of December 31, 2014, we had options to purchase aircraft under lease becoming exercisable in 2015 through 2019 for the following aggregate purchase prices: $17.7 million in 2015, $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Subject to market conditions, we intend to exercise these options as they become exercisable.

On January 2, 2015, we purchased one heavy aircraft off lease pursuant to purchase options in the lease contract for an aggregate purchase price of $17.7 million.

Guarantees

In the normal course of business with customers, vendors, and others, we provide guarantees, performance, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2014 was $1.1 million and are scheduled to expire between March 2015 and November 2015.

Purchase Commitments

In 2013, we executed a contract to purchase six new heavy aircraft for our Oil and Gas segment. We took delivery of these aircraft throughout 2014. In 2014, we exercised an option to purchase six additional heavy aircraft for delivery in 2015 and 2016.

Total aircraft deposits of $8.3 million were included in Other Assets as of December 31, 2014. This amount represents deposits for aircraft purchase contracts.

Environmental Matters

We have recorded an aggregate estimated probable liability of $0.2 million as of December 31, 2014 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites and plan to remove underground storage tanks under one of the sites later this year. Based upon our working relationships and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

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

PHI is primarily a provider of helicopter services, including helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by Accounting Standards Codification 280, “Segment Reporting.” The overriding determination of the Company’s segments is based on how the chief operating decision-maker of the Company, the Chairman of the Board and Chief Executive Officer, evaluates the Company’s results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs.

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

The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico and two foreign countries. The Air Medical segment provides helicopter services to hospitals and medical programs in several U.S. states, one foreign country, and individuals in which case the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers that own their own aircraft. The Company also operates five aircraft for the National Science Foundation in Antarctica under the Technical Services segment.

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

The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable December 31,		Operating Revenues Years Ended December 31,
	2014	2013	2014	2013	2012
Oil and Gas segment:
Customer A	7%	7%	17%	15%	15%
Customer B	12%	12%	13%	13%	13%
Air Medical &
Technical Services segments:
Customer C	20%	20%	10%	17%	2%

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2014, 2013, and 2012. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property, and equipment.

	Year Ended
	December 31,
	2014	2013	2012
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$516,909	$489,055	$424,514
Air Medical	300,212	277,884	211,148
Technical Services	19,149	89,561	11,024

Total operating revenues	836,270	856,500	646,686

Segment direct expenses
Oil and Gas(1)	411,679	393,251	360,400
Air Medical	243,573	231,880	175,944
Technical Services	14,851	88,221	8,043

Total segment direct expenses	670,103	713,352	544,387
Segment selling, general and administrative expenses
Oil and Gas	4,615	4,059	3,736
Air Medical(2)	9,801	8,875	7,300
Technical Services	157	1	—

Total segment selling, general and administrative expenses	14,573	12,935	11,036

Total segment expenses	684,676	726,287	555,423

Net segment profit
Oil and Gas	100,615	91,745	60,378
Air Medical	46,838	37,129	27,904
Technical Services	4,141	1,339	2,981

Total	151,594	130,213	91,263
Other, net (3)	(10,539)	15,569	334
Unallocated selling, general and administrative expenses	(28,597)	(26,207)	(28,015)
Interest expense	(29,510)	(29,434)	(29,533)
Loss on debt extinguishment	(29,833)	—	—

Earnings before income taxes	$53,115	$90,141	$34,049

(1)	Includes equity in loss of unconsolidated affiliate.
(2)	Includes interest expense $0.3 million for the year ended December 31, 2013.
(3)	Includes gains on disposition of property and equipment and other income.

	Year Ended
	December 31,
	2014	2013	2012
	(Thousands of dollars)
Expenditures for long-lived assets
Oil and Gas	$119,235	$62,934	$115,543
Air Medical	37,317	37,728	19,516
Corporate	1,153	1,928	1,360

Total	$157,705	$102,590	$136,419

	Year Ended
	December 31,
	2014	2013	2012
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$29,635	$26,653	$24,048
Air Medical	13,067	11,395	10,208
Technical Services	493	172	83
Corporate	7,653	4,628	7,156

Total	$50,848	$42,848	$41,495

Assets
Oil and Gas	$726,008	$643,384
Air Medical	336,510	318,345
Technical Services	7,842	8,686
Corporate	305,720	202,908

Total	$1,376,080	$1,173,323

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended
	December 31,
	2014	2013	2012
	(Thousands of dollars)
Operating revenues:
United States	$747,063	$699,298	$618,270
International	89,207	157,202	28,416

Total	$836,270	$856,500	$646,686

Long-Lived Assets:
United States	$846,377	$752,936
International	31,441	32,536

Total	$877,818	$785,472

(14)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The condensed quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands of dollars, except per share data) are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(Thousands of dollars, except per share data)
Operating revenues, net	$197,071	$212,145	$216,294	$210,760
Gain (loss) on disposition of assets, net	(1,073)	(242)	(56)	523
Earnings (loss) before income taxes	(8,513)	21,700	28,277	11,651
Net earnings (loss)	(5,321)	13,368	17,249	7,392
Net earnings (loss) per share
Basic	(0.34)	0.86	1.11	0.48
Diluted	(0.34)	0.85	1.10	0.47

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(Thousands of dollars, except per share data)
Operating revenues	$178,968	$195,543	$200,762	$281,227
Gain (loss) on disposition of assets, net	25	(14,701)	(1,399)	(529)
Earnings before income taxes	14,730	32,525	24,212	18,674
Net earnings	8,838	19,516	13,777	16,825
Net earnings per share
Basic	0.57	1.26	0.89	1.09
Diluted	0.57	1.25	0.88	1.07

(15)	VARIABLE INTEREST ENTITY

We account for our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of December 31, 2014, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the year ended December 31, 2014, we recorded earnings in equity of unconsolidated affiliate of $0.1 million relative to our 49% equity ownership. We had $2.8 million of Trade receivables and $0.9 million accrued liabilities as of December 31, 2014 from PHIC. For the year ended December 31, 2013, we recorded a loss in equity of unconsolidated affiliate of $0.3 million relative to our 49% equity ownership. In addition, we had $3.5 million of Trade receivables and $1.9 million accrued liabilities as of December 31, 2013 from PHIC. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheet and was $-0- million at December 31, 2014 and December 31, 2013. Included in Operating revenues for the years ended December 31, 2014 and December 31, 2013 is $3.4 million and $2.0 million of revenues from services provided to PHIC, respectively.

(16)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION – GUARANTOR SUBSIDIARIES

Our 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are 100% owned.

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

The transactions reflected in due to/from affiliates, net primarily consist of centralized cash management activities between PHI, Inc. and its subsidiaries. Because these balances are treated as short-term borrowing between the Parent Company and its subsidiaries, serve as a financing and cash management tool to meet our short-term operating needs, are large, turn over quickly and are payable on demand, we present borrowings and repayments with our affiliates on a net basis within the condensed consolidating statement of cash flows. Net receivables from our affiliates are considered advances and net payables to our affiliates are considered borrowings, and both changes are presented as financing activities in the condensed consolidating statement of cash flows.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$51	$6,219	$—	$6,270
Short-term investments	185,244	—	—	185,244
Accounts receivable – net	98,001	82,760	—	180,761
Intercompany receivable	—	95,399	(95,399)	—
Inventories of spare parts – net	65,341	8,452	—	73,793
Prepaid expenses	7,610	1,704	—	9,314
Deferred income taxes	9,915	—	—	9,915
Income taxes receivable	1,068	159	—	1,227

Total current assets	367,230	194,693	(95,399)	466,524
Investment in subsidiaries and others	358,080	—	(358,080)	—
Property and equipment, net	638,437	239,381	—	877,818
Restricted investments	15,485	—	—	15,485
Other assets	16,055	198	—	16,253

Total assets	$1,395,287	$434,272	$(453,479)	$1,376,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,578	$5,122	$—	$27,700
Accrued and other current liabilities	34,477	18,335	—	52,812
Intercompany payable	95,270	—	(95,270)	—

Total current liabilities	152,325	23,457	(95,270)	80,512
Long-term debt	543,000	—	—	543,000
Deferred income taxes and other long-term liabilities	102,894	52,606	—	155,500
Shareholders’ Equity:
Common stock and paid-in capital	303,082	137,647	(137,647)	303,082
Accumulated other comprehensive loss	(211)	—	—	(211)
Retained earnings	294,197	220,562	(220,562)	294,197

Total shareholders’ equity	597,068	358,209	(358,209)	597,068

Total liabilities and shareholders’ equity	$1,395,287	$434,272	$(453,479)	$1,376,080

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$504,180	$332,090	$—	$836,270
Expenses:
Direct expenses	411,398	258,627	(18)	670,007
Selling, general, and administrative expenses	32,985	10,186	—	43,171

Total operating expenses	444,383	268,813	(18)	713,178
Loss on disposition of assets, net	848	—	—	848
Impairment of assets	10,508	—	—	10,508
Equity in loss of unconsolidated affiliate	96	—	—	96

Operating income	48,345	63,277	18	111,640
Equity in net earnings of consolidated subsidiaries	(38,740)	—	38,740	—
Interest expense	29,510	—	—	29,510
Loss on debt extinguishment	29,833	—	—	29,833
Other (income) expense, net	(819)	(17)	18	(818)

	19,784	(17)	38,758	58,525

Earnings before income taxes	28,561	63,294	(38,740)	53,115
Income tax expense (benefit)	(4,127)	24,554	—	20,427

Net earnings	$32,688	$38,740	$(38,740)	$32,688

	For the year ended December 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$564,445	$292,055	$—	$856,500
Expenses:
Direct expenses	468,321	244,769	—	713,090
Selling, general, and administrative expenses	29,885	8,935	—	38,820
Management fees	(11,682)	11,682	—	—

Total operating expenses	486,524	265,386	—	751,910
(Gain) on disposition of assets, net	(16,585)	(19)	—	(16,604)
Impairment of assets	1,227	421	—	1,648
Equity in loss of unconsolidated affiliate	262	—	—	262

Operating income	93,017	26,267	—	119,284
Equity in net earnings of consolidated subsidiaries	(15,567)	—	15,567	—
Interest expense	29,434	322	—	29,756
Other income, net	(613)	—	—	(613)

	13,254	322	15,567	29,413

Earnings before income taxes	79,763	25,945	(15,567)	90,141
Income tax expense	20,807	10,378	—	31,185

Net earnings	$58,956	$15,567	$(15,567)	$58,956

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$415,740	$230,946	$—	$646,686
Expenses:
Direct expenses	355,689	187,835	—	543,524
Selling, general, and administrative expenses	31,384	7,667	—	39,051
Management fees	(9,238)	9,238	—	—

Total operating expenses	377,835	204,740	—	582,575
Loss on disposition of assets, net	317	—	—	317
Equity in loss of unconsolidated affiliate	863	—	—	863

Operating income	36,725	26,206	—	62,931
Equity in net earnings of consolidated subsidiaries	(15,714)	—	15,714	—
Interest expense	29,518	15	—	29,533
Other income, net	(651)	—	—	(651)

	13,153	15	15,714	28,882

Earnings before income taxes	23,572	26,191	(15,714)	34,049
Income tax expense	5,515	10,477	—	15,992

Net earnings	$18,057	$15,714	$(15,714)	$18,057

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the year ended December 31, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$32,688	$38,740	$(38,740)	$32,688
Unrealized loss on short-term investments	285	—	—	285
Other unrealized loss	24	—	—	24
Changes in pension plan assets and benefit obligations	(17)	—	—	(17)
Tax impact	(105)	—	—	(105)

	$32,501	$38,740	$(38,740)	$32,501

	For the year ended December 31, 2013
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$58,956	$15,567	$(15,567)	$58,956
Unrealized gain on short-term investments	44	—	—	44
Changes in pension plan assets and benefit obligations	(2)	—	—	(2)
Tax impact	(15)	—	—	(15)

	$58,983	$15,567	$(15,567)	$58,983

	For the year ended December 31, 2012
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$18,057	$15,714	$(15,714)	$18,057
Unrealized gain on short-term investments	92	—	—	92
Changes in pension plan assets and benefit obligations	(22)	—	—	(22)
Tax impact	(28)	—	—	(28)

	$18,099	$15,714	$(15,714)	$18,099

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$51,476	$68,043	$—	$119,519
Investing activities:
Purchase of property and equipment	(157,690)	—	—	(157,690)
Proceeds from asset dispositions	10,266	—	—	10,266
Purchase of short-term investments	(465,094)	—	—	(465,094)
Proceeds from sale of short-term investments	363,110	—	—	363,110
Refund of deposits on aircraft	11,506	—	—	11,506
Payments of deposits on aircraft	(6,948)	—	—	(6,948)
Other	(200)	—	—	(200)

Net cash used in investing activities	(245,050)	—	—	(245,050)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—	500,000
Repayment of Senior Notes due 2018	(300,000)	—	—	(300,000)
Premium and cost to retire debt early	(26,749)	—	—	(26,749)
Debt issuance costs	(6,232)	—	—	(6,232)
Proceeds from line of credit	264,253	—	—	264,253
Payments on line of credit	(300,253)	—	—	(300,253)
Repurchase of common stock	(152)	—	—	(152)
Due to/from affiliate, net	62,706	(62,706)	—	—

Net cash provided by financing activities	193,573	(62,706)	—	130,867

(Decrease) increase in cash	(1)	5,337	—	5,336
Cash, beginning of year	52	882	—	934

Cash, end of year	$51	$6,219	$—	$6,270

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2013
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)(2)	Eliminations	Consolidated
Net cash provided by operating activities	$82,660	$22,436	$—	$105,096
Investing activities:
Purchase of property and equipment	(102,726)	—	—	(102,726)
Proceeds from asset dispositions	42,197	—	—	42,197
Purchase of short-term investments	(375,503)	—	—	(375,503)
Proceeds from sale of short-term investments	338,970	—	—	338,970
Payments of deposits on aircraft	(9,318)	—	—	(9,318)
Refunds on deposits on aircraft	8,161	—	—	8,161

Net cash used in investing activities	(98,219)	—	—	(98,219)

Financing activities:
Repurchase of common stock	(1,037)			(1,037)
Proceeds on line of credit	164,771	—	—	164,771
Payments on line of credit	(172,526)	—	—	(172,526)
Due to/from affiliate, net	23,851	(23,851)	—	—

Net cash provided by financing activities	15,059	(23,851)	—	(8,792)

(Decrease) increase in cash	(500)	(1,415)	—	(1,915)
Cash, beginning of year	552	2,297	—	2,849

Cash, end of year	$52	$882	$—	$934

	For the year ended December 31, 2012
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)(2)	Eliminations	Consolidated
Net cash provided by operating activities	$15,781	$34,769	$—	$50,550
Investing activities:
Purchase of property and equipment	(128,475)	—	—	(128,475)
Proceeds from asset dispositions	11,302	—	—	11,302
Purchase of short-term investments	(216,265)	—	—	(216,265)
Proceeds from sale of short-term investments	249,041	—	—	249,041
Payments of deposits on aircraft	(8,717)	—	—	(8,717)
Refunds on deposits on aircraft	2,500	—	—	2,500
Loan to unconsolidated affiliate	(975)	—	—	(975)
Other	(50)	—	—	(50)

Net cash used in investing activities	(91,639)	—	—	(91,639)

Financing activities:
Repurchase of common stock	(1,861)			(1,861)
Proceeds on line of credit	127,323	—	—	127,323
Payments on line of credit	(86,615)	—	—	(86,615)
Due to/from affiliate, net	33,250	(33,250)	—	—

Net cash provided by financing activities	72,097	(33,250)	—	38,847

(Decrease) increase in cash	(3,761)	1,519	—	(2,242)
Cash, beginning of year	4,313	778	—	5,091

Cash, end of year	$552	$2,297	$—	$2,849

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.
(2)	Cash flows between the Parent Company and Guarantor Subsidiaries related to the Company’s centralized cash management activities in 2013 and 2012 have been adjusted to show the effects on net cash provided by operating and financing activities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the last quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective under those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2014. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

February 27, 2015

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

Other information concerning directors, executive officers, and corporate governance required by this item will be included in our definitive information statement furnished in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our definitive information statement furnished in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our definitive information statement furnished in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our definitive information statement furnished in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be included in our definitive information statement furnished in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements	Page
	Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets – December 31, 2014 and December 31, 2013.	42
	Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.	43
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.	44
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.	45
	Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.	46
	Notes to Consolidated Financial Statements.	47

2.	Financial Statement Schedules
	Schedule II – Valuation and Qualifying accounts for the years ended December 31, 2014,
	December 31, 2013 and December 31, 2012.	81

3.	Exhibits

3.1	(i) Composite Articles of Incorporation of the Company (incorporated by reference to Exhibit No. 3.1(i) to PHI’s Report on Form 10-Q for the quarterly period ended June 30, 2008, filed August 7, 2008).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

4.4	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.5	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

10.1†	Senior Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 9, 2011).

10.2†	Amended and Restated PHI, Inc. 1995 Incentive Compensation Plan adopted by PHI’s Board effective July 11, 1995 and approved by the shareholders of PHI on September 22, 1995 (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.3†	Amendment No. 1 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.4†	Amendment No. 2 to the Amended and Restated Petroleum Helicopters, Inc. 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 8, 2010).

10.5†	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.6†	Form of Indemnity Agreement dated November 4, 2011 between PHI, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2011, filed November 7, 2011).

10.7†	Terms of Employment of Trudy P. McConnaughhay, dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q filed on November 5, 2012).

10.8	Agreement, Release and Waiver by and between Michael J. McCann and the Company dated as of November 2, 2012 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q filed on November 5, 2012).

10.9†	PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

10.10†	Form of Time-Vested Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

10.11†	Form of Performance-Based Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

21*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

PHI, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Consolidated Accounts

(Thousands of dollars)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses		Balance at End of Year
Description			Deductions (1)
Year ended December 31, 2014:
Allowance for doubtful accounts	$1,001	$350	$—	$1,351
Allowance for inventory	12,292	1,225	—	13,517
Allowance for contractual discounts	74,711	408,362	386,483	96,590
Allowance for uncompensated care	46,387	79,564	84,093	41,858
Year ended December 31, 2013:
Allowance for doubtful accounts	$50	$951	$—	$1,001
Allowance for inventory	12,361	—	69	12,292
Allowance for contractual discounts	50,389	312,927	288,605	74,711
Allowance for uncompensated care	52,168	71,011	76,792	46,387
Year ended December 31, 2012:
Allowance for doubtful accounts	$50	$—	$—	$50
Allowance for inventory	12,319	42	—	12,361
Allowance for contractual discounts	39,591	258,889	248,091	50,389
Allowance for uncompensated care	37,734	69,910	55,476	52,168

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

PHI, INC.

By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Al A. Gonsoulin	Chairman of the Board	February 27, 2015
Al A. Gonsoulin	Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Lance F. Bospflug	Director	February 27, 2015
Lance F. Bospflug

/s/ Thomas H. Murphy	Director	February 27, 2015
Thomas H. Murphy

/s/ Richard H. Matzke	Director	February 27, 2015
Richard H. Matzke

/s/ C. Russell Luigs	Director	February 27, 2015
C. Russell Luigs

/s/ Trudy McConnaughhay	Chief Financial Officer	February 27, 2015
Trudy McConnaughhay	(Principal Financial and
Accounting Officer)