Form 10-Q
period 2015-03-31
PHI INC
filed 2015-05-07
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,674,653 shares

PHI, INC.

Index – Form 10-Q

Part I – Financial Information

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$3,623	$6,270
Short-term investments	189,480	185,244
Accounts receivable – net
Trade	157,857	178,833
Other	2,370	1,928
Inventories of spare parts – net	71,452	73,793
Prepaid expenses	11,075	9,314
Deferred income taxes	9,914	9,915
Income taxes receivable	1,226	1,227

Total current assets	446,997	466,524
Property and equipment – net	917,342	877,818
Restricted investments	15,485	15,485
Other assets	15,095	16,253

Total assets	$1,394,919	$1,376,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,214	$27,700
Accrued and other current liabilities	30,085	52,812

Total current liabilities	86,299	80,512
Long-term debt	539,640	543,000
Deferred income taxes	146,865	140,532
Other long-term liabilities	15,064	14,968
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,674,653 and 12,576,916 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,267	1,258
Additional paid-in capital	301,170	301,533
Treasury stock	(135)	—
Accumulated other comprehensive loss	(102)	(211)
Retained earnings	304,560	294,197

Total shareholders’ equity	607,051	597,068

Total liabilities and shareholders’ equity	$1,394,919	$1,376,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended
	March 31,
	2015	2014
Operating revenues, net	$204,197	$197,071
Expenses:
Direct expenses	169,207	158,653
Selling, general and administrative expenses	11,237	9,328

Total operating expenses	180,444	167,981
(Gain) loss on disposal of assets	(7)	1,073
Equity in loss of unconsolidated affiliate	68	41

Operating income	23,692	27,976
Interest expense	7,170	7,364
Loss on debt extinguishment	—	29,216
Other income, net	(462)	(91)

	6,708	36,489

Earnings (loss) before income taxes	16,984	(8,513)
Income tax expense (benefit)	6,621	(3,192)

Net earnings (loss)	$10,363	$(5,321)

Weighted average shares outstanding:
Basic	15,579	15,480
Diluted	15,662	15,480
Net earnings (loss) per share:
Basic	$0.67	$(0.34)
Diluted	$0.66	$(0.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended
	March 31,
	2015	2014
Net earnings (loss)	$10,363	$(5,321)
Unrealized gain on short-term investments	139	14
Other unrealized gain	24	—
Changes in pension plan assets and benefit obligations	—	(1)
Tax effect of preceding losses, gains or changes	(55)	(5)

Total comprehensive income (loss)	$10,471	$(5,313)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965
Net loss	—	—	—	—	—	—	(5,321)	(5,321)
Unrealized gain on short-term investments	—	—	—	—	—	8	—	8
Amortization of unearned stock-based compensation	—	—	—	—	688	—	—	688
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	11	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(176)	—	—	(176)

Balance at March 31, 2014	2,906	$291	12,575	$1,258	$297,444	$(16)	$256,188	$555,165

							Accumulated		Total
	Voting		Non-Voting		Additional		Other Com-		Share-
	Common Stock		Common Stock		Paid-in	Treasury	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$—	$(211)	$294,197	$597,068
Net earnings	—	—	—	—	—	—	—	10,363	10,363
Unrealized gain on short-term investments	—	—	—	—	—	—	85	—	85
Amortization of unearned stock-based compensation	—	—	—	—	1,719	—	—	—	1,719
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	164	16	—	—	—	—	16
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(66)	(7)	(2,082)	—	—	—	(2,089)
Purchase of treasury stock	—	—	—	—	—	(135)	—	—	(135)
Other	—	—	—	—	—	—	24	—	24

Balance at March 31, 2015	2,906	$291	12,674	$1,267	$301,170	$(135)	$(102)	$304,560	$607,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net earnings (loss)	$10,363	$(5,321)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,151	11,363
Deferred income taxes	6,279	(4,559)
(Gain) loss on asset dispositions	(7)	1,073
Equity in loss of unconsolidated affiliate	68	41
Loss on debt extinguishment	—	29,216
Inventory valuation reserves	562	—
Changes in operating assets and liabilities	(5,498)	(25,691)

Net cash provided by operating activities	29,918	6,122

Investing activities:
Purchase of property and equipment	(22,115)	(38,746)
Proceeds from asset dispositions	—	2,994
Purchase of short-term investments	(190,243)	(140,551)
Proceeds from sale of short-term investments	185,426	84,692
Refund on deposits on aircraft	—	3,926
Payments of deposits on aircraft	(66)	(6,499)

Net cash used in investing activities	(26,998)	(94,184)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	—	500,000
Repayment of Senior Notes due 2018	—	(292,571)
Premium and costs to retire debt early	—	(26,132)
Debt issuance costs	—	(5,657)
Proceeds from line of credit	77,740	95,500
Payments on line of credit	(81,100)	(174,500)
Repurchase of common stock	(2,207)	(176)

Net cash (used in) provided by financing activities	(5,567)	96,464

(Decrease) increase in cash	(2,647)	8,402
Cash, beginning of period	6,270	934

Cash, end of period	$3,623	$9,336

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$13,453	$11,280

Income taxes	$3,061	$13

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$28,994	$24,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the accompanying notes.

The Company’s financial results, particularly as they relate to the Company’s Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

Accounting Policies—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. However, the FASB has tentatively decided to defer the effective date of this new revenue standard to reporting periods beginning after December 31, 2017. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

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

Investments consisted of the following as of March 31, 2015:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,055	$—	$—	$18,055
U.S. Government agencies	8,007	6	(1)	8,012
Municipal bonds and notes	1,500	1	—	1,501
Corporate bonds and notes	177,511	23	(137)	177,397

Subtotal	205,073	30	(138)	204,965
Deferred compensation plan assets included in other assets	2,475	—	—	2,475

Total	$207,548	$30	$(138)	$207,440

Investments consisted of the following as of December 31, 2014:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$68,612	$—	$—	$68,612
Municipal bonds and notes	1,500	2	—	1,502
Corporate bonds and notes	130,864	19	(268)	130,615

Subtotal	200,976	21	(268)	200,729
Deferred compensation plan assets included in other assets	2,386	—	—	2,386

Total	$203,362	$21	$(268)	$203,115

At March 31, 2015 and December 31, 2014, we classified $15.5 million of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$95,682	$95,667	$70,180	$70,169
Due within two years	91,336	91,243	62,184	61,948

Total	$187,018	$186,910	$132,364	$132,117

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	March 31, 2015		December 31, 2014
	Average	Average	Average	Average
	Coupon	Days To	Coupon	Days To
	Rate (%)	Maturity	Rate (%)	Maturity
U.S. Government agencies	0.528	44	0.000	0
Municipal bonds and notes	0.869	700	0.528	134
Corporate bonds and notes	1.814	350	1.828	348

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of March 31,

	2015		2014
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
U.S. Government agencies	$1,999	$(1)	$—	$—
Corporate bonds and notes	130,231	(136)	30,332	(30)

Total	$132,230	$(137)	$30,332	$(30)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of March 31,

	2015		2014
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$1,503	$(1)	$—	$—

Total	$1,503	$(1)	$—	$—

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2015 or December 31, 2014. We have also determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2015. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We have established an allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $1.4 million at March 31, 2015 and December 31, 2014.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $98.3 million and $96.6 million as of March 31, 2015 and December 31, 2014, respectively. The allowance for uncompensated care was $36.3 million and $41.9 million as of as March 31, 2015 and December 31, 2014, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.7 million and $2.4 million for the quarters ended March 31, 2015 and 2014, respectively. The estimated cost of providing charity services was $0.6 million for the quarters ended March 31, 2015 and 2014. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) was as follows:

	Revenue
	Quarter Ended March 31, 2015	Year Ended December 31, 2014
Allowance for Contractual Discounts	57%	53%
Allowance for Uncompensated Care	21%	23%

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

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $13.7 million and $13.5 million at March 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2015
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,055	$18,055	$—
U.S. Government agencies	8,012	—	8,012
Municipal bonds and notes	1,501	—	1,501
Corporate bonds and notes	177,397	—	177,397

	204,965	18,055	186,910
Deferred compensation plan assets	2,475	2,475	—

Total	$207,440	$20,530	$186,910

		December 31, 2014
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money Market Mutual Funds	$68,612	$68,612	$—
Municipal bonds and notes	1,502	—	1,502
Corporate bonds and notes	130,615	—	130,615

	200,729	68,612	132,117
Deferred compensation plan assets	2,386	2,386	—

Total	$203,115	$70,998	$132,117

We hold our short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not actively traded. These items may not be traded daily; examples include corporate bonds and U.S. government agencies debt. There have been no reclassifications of assets between Level 1 and Level 2 investments during the periods covered by the financial statements included in this report. We hold no Level 3 investments. Investments included in other assets, which relate to our liability under the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at March 31, 2015 and December 31, 2014. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $464.7 million and $425.6 million at March 31, 2015 and December 31, 2014, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of the dates indicated below were as follows:

	March 31,	December 31,
	2015	2014
	(Thousands of dollars)
Senior Notes dated March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$500,000
Revolving Credit Facility due October 1, 2016 with a group of commercial banks, interest payable at variable rates	39,640	43,000

Total long-term debt	$539,640	$543,000

Senior Notes - During the quarter ended March 31, 2014, we issued $500 million of 5.25% Senior Notes due March 2019. Proceeds were approximately $494 million, net of fees and expenses, and a portion of these proceeds were used to retire on March 17, 2014 $292.6 million of our $300 million previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014, we recorded a pretax charge of $29.2 million in the quarter ended March 31, 2014, which consisted of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We recorded a pre-tax charge of $0.6 million in the second quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million.

Our 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by the each of PHI’s domestic subsidiaries, and are the general, unsecured obligations of PHI and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2014. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2016 at specified redemption prices. Prior to that time, PHI has the option to redeem some or all of the 2019 Notes pursuant to certain “make-whole” provisions or to redeem a portion of the 2019 Notes with the net proceeds of certain specified equity offerings. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.

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

Other—We maintain a separate letter of credit facility that had $15.5 million in letters of credit outstanding at March 31, 2015 and December 31, 2014.

Cash paid to fund interest expense was $13.5 million for the quarter ended March 31, 2015 and $11.3 million for the quarter ended March 31, 2014. Included in the 2014 interest expense was $10.7 million of accrued interest expense paid for the 8.625% Senior Notes that we purchased on March 17, 2014 and April 16, 2014 in the transactions described above.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter ended March 31, are as follows:

	2015	2014
	(Thousands of shares)
Weighted average outstanding shares of common stock, basic	15,579	15,480
Dilutive effect of restricted stock units	83	—

Weighted average outstanding shares of common stock, diluted	15,662	15,480

Restricted stock units were excluded from the “Weighted average outstanding shares of common stock, diluted” for the three months ended March 31, 2014 because the net loss with respect to such shares for such quarter is anti-dilutive.

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$637	$127
Performance-based restricted stock units	1,082	561

Total stock-based compensation expense	$1,719	$688

During the quarter ended March 31, 2015, we awarded 18,930 time-based and 151,566 performance-based restricted stock units to managerial employees. During the quarter ended March 31, 2014, we awarded 20,364 time-based restricted stock units to managerial employees.

8. ASSET DISPOSALS AND IMPAIRMENTS

There were no sales or disposals of aircraft during the first quarter of 2015, but we did transact minor sales and disposals of various ancillary equipment.

During the first quarter of 2014, we sold two light aircraft previously utilized in our Air Medical segment and two fixed wing aircraft utilized in our Oil and Gas segment. Cash proceeds totaled $3.0 million, resulting in a loss on the sale of these assets of $1.1 million. These aircraft no longer met our strategic needs.

9. COMMITMENTS AND CONTINGENCIES

Commitments – In 2014, we exercised our option to purchase six additional new heavy helicopters for our Oil and Gas segment with deliveries scheduled in 2015 and 2016. One aircraft was delivered in the first quarter of 2015.

Total aircraft deposits of $7.4 million were included in Other Assets as of March 31, 2015. This amount represents deposits paid by us as required under aircraft purchase contracts.

On January 2, 2015, we purchased one heavy aircraft off lease pursuant to a purchase option in the lease contract for an aggregate purchase price of $17.7 million.

As of March 31, 2015, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2019. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of March 31, 2015 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites. Based upon our working relationship and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

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

At March 31, 2015, we had approximately $305.6 million in aggregate commitments under operating leases of which approximately $38.3 million is payable through December 31, 2015. The total lease commitments include $290.8 million for aircraft and $14.8 million for facility lease commitments.

10. SEGMENT INFORMATION

PHI is primarily a provider of helicopter transport services, including helicopter maintenance and repair services. We use a combination of factors to identify reportable segments as required by Accounting Standards Codification 280, “Segment Reporting.” The overriding determination of our segments is based on how the chief operating decision-maker, our Chairman of the Board and Chief Executive Officer, evaluates our results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work we perform.

A segment’s operating profit is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of our total selling, general and administrative expenses that is charged directly to the segment and a small portion that is allocated to that segment. Allocated selling, general and administrative expenses are based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general and administrative expenses that we do not allocate to the reportable segments.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and/or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At March 31, 2015, we operated 168 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended March 31, 2015 and 2014, approximately 59% and 64% of our total operating revenues were generated by our Oil and Gas operations, respectively.

Air Medical Segment. Our Air Medical operations are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment. Those costs are charged directly to our Air Medical segment.

As of March 31, 2015, 100 aircraft were assigned to our Air Medical segment. At such date, we operated approximately 91 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 70 separate locations. We also provide air medical transportation services for a customer overseas. For this program, we have deployed nine aircraft at five locations, with eight aircraft generating revenues as of March 31, 2015. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended March 31, 2015 and 2014, approximately 35% and 34% of our total operating revenues were generated by our Air Medical operations, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by private insurance, Medicaid, or Medicare or directly by the transported patient. As further described in Note 3, revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of insurance, Medicaid, Medicare, and self-pay). Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category.

Provisions for contractual discounts and estimated uncompensated care for Air Medical operations as a percentage of gross segment billings for the following periods were as follows:

	Revenue
	Quarter Ended
	March 31,
	2015	2014
Gross Air Medical segment billings	100%	100%
Provision for contractual discounts	74%	69%
Provision for uncompensated care	0%	3%

These percentages are affected by rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay as a percentage of net Air Medical revenues are as follows:

	Quarter Ended
	March 31,
	2015	2014
Insurance	75%	70%
Medicare	17%	20%
Medicaid	8%	8%
Self-Pay	0%	2%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 42% of the segment’s revenues for the quarters ended March 31, 2015 and 2014.

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

For the three months ended March 31, 2015 and 2014, approximately 6% and 2%, respectively, of our total operating revenues were generated by our Technical Services operations.

Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2015 and 2014 is as follows:

	Quarter Ended March 31,
	2015	2014
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$120,396	$125,975
Air Medical	72,385	67,952
Technical Services	11,416	3,144

Total operating revenues	204,197	197,071

Segment direct expenses (1)
Oil and Gas (2)	100,331	97,374
Air Medical	60,039	59,379
Technical Services	8,905	1,941

Total segment direct expenses	169,275	158,694
Segment selling, general and administrative expenses
Oil and Gas	1,159	1,034
Air Medical	2,629	2,153
Technical Services	114	2

Total selling, general and administrative expenses	3,902	3,189

Total direct and selling, general and administrative expenses	173,177	161,883

Net segment profit
Oil and Gas	18,906	27,567
Air Medical	9,717	6,420
Technical Services	2,397	1,201

Total net segment profit	31,020	35,188
Other, net (3)	469	(982)
Unallocated selling, general and administrative costs (1)	(7,335)	(6,139)
Interest expense	(7,170)	(7,364)
Loss on debt extinguishment	—	(29,216)

Earnings (loss) before income taxes	$16,984	$(8,513)

(1)	Included in segment direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended March 31,
	2015	2014
Segment Direct Expense:
Oil and Gas	$11,280	$6,853
Air Medical	4,097	3,076
Technical Services	128	87

Total	$15,505	$10,016

Unallocated SG&A	$2,646	$1,347

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of March 31, 2015, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended March 31, 2015 and 2014, we recorded a loss in equity of unconsolidated affiliate less than $0.1 million, relative to our 49% equity ownership, respectively. In addition, we had $2.8 million of trade receivables and $1.0 million of accrued liabilities as of March 31, 2015 from PHIC. We had $2.8 million of trade receivables and a $0.9 million of accrued liabilities as of December 31, 2014. The trade receivables are included in Accounts receivable—trade on our Condensed Consolidated Balance Sheets. The accrued liabilities are included in Accrued and other current liabilities on our Condensed Consolidated Balance Sheets. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $-0- million at March 31, 2015 and December 31, 2014.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	March 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$51	$3,572	$—	$3,623
Short-term investments	189,480	—	—	189,480
Accounts receivable—net	100,167	60,060	—	160,227
Intercompany receivable	—	95,103	(95,103)	—
Inventories of spare parts—net	62,954	8,498	—	71,452
Prepaid expenses	8,475	2,600	—	11,075
Deferred income taxes	9,914	—	—	9,914
Income taxes receivable	1,067	159	—	1,226

Total current assets	372,108	169,992	(95,103)	446,997
Investment in subsidiaries	336,676	—	(336,676)	—
Property and equipment—net	680,419	236,923	—	917,342
Restricted investments	15,485	—	—	15,485
Other assets	14,891	204	—	15,095

Total assets	$1,419,579	$407,119	$(431,779)	$1,394,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,344	$4,870	$—	$56,214
Accrued and other current liabilities	21,233	8,852	—	30,085
Intercompany payable	95,103	—	(95,103)	—

Total current liabilities	167,680	13,722	(95,103)	86,299
Long-term debt	539,640	—	—	539,640
Deferred income taxes and other long-term liabilities	105,208	56,721	—	161,929
Shareholders’ Equity:
Common stock and paid-in capital	302,593	109,982	(109,982)	302,593
Accumulated other comprehensive loss	(102)	—	—	(102)
Retained earnings	304,560	226,694	(226,694)	304,560

Total shareholders’ equity	607,051	336,676	(336,676)	607,051

Total liabilities and shareholders’ equity	$1,419,579	$407,119	$(431,779)	$1,394,919

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$51	$6,219	$—	$6,270
Short-term investments	185,244	—	—	185,244
Accounts receivable—net	98,001	82,760	—	180,761
Intercompany receivable	—	95,399	(95,399)	—
Inventories of spare parts—net	65,341	8,452	—	73,793
Prepaid expenses	7,610	1,704	—	9,314
Deferred income taxes	9,915	—	—	9,915
Income taxes receivable	1,068	159	—	1,227

Total current assets	367,230	194,693	(95,399)	466,524
Investment in subsidiaries and others	358,080	—	(358,080)	—
Property and equipment, net	638,437	239,381	—	877,818
Restricted investments	15,485	—	—	15,485
Other assets	16,055	198	—	16,253

Total assets	$1,395,287	$434,272	$(453,479)	$1,376,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,578	$5,122	$—	$27,700
Accrued and other current liabilities	34,477	18,335	—	52,812
Intercompany payable	95,270	—	(95,270)	—

Total current liabilities	152,325	23,457	(95,270)	80,512
Long-term debt	543,000	—	—	543,000
Deferred income taxes and other long-term liabilities	102,894	52,606	—	155,500
Shareholders’ Equity:
Common stock and paid-in capital	303,082	137,647	(137,647)	303,082
Accumulated other comprehensive loss	(211)	—	—	(211)
Retained earnings	294,197	220,562	(220,562)	294,197

Total shareholders’ equity	597,068	358,209	(358,209)	597,068

Total liabilities and shareholders’ equity	$1,395,287	$434,272	$(453,479)	$1,376,080

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$128,658	$75,539	$—	$204,197
Expenses:
Direct expenses	106,481	62,730	(4)	169,207
Selling, general and administrative expenses	8,508	2,729	—	11,237

Total operating expenses	114,989	65,459	(4)	180,444
Gain on disposal of assets, net	(7)	—	—	(7)
Equity in loss of unconsolidated affiliate	68	—	—	68

Operating income	13,608	10,080	4	23,692
Equity in net income of consolidated subsidiaries	(6,131)	—	6,131	—
Interest expense	7,170	—	—	7,170
Other income, net	(462)	(4)	4	(462)

	577	(4)	6,135	6,708

Earnings before income taxes	13,031	10,084	(6,131)	16,984
Income tax expense	2,668	3,953	—	6,621

Net earnings	$10,363	$6,131	$(6,131)	$10,363

	For the quarter ended March 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$124,354	$72,717	$—	$197,071
Expenses:
Direct expenses	96,426	62,227	—	158,653
Selling, general and administrative expenses	7,081	2,247	—	9,328
Management fees	(2,909)	2,909	—	—

Total operating expenses	100,598	67,383	—	167,981
Loss on disposal of assets, net	115	958	—	1,073
Equity in loss of unconsolidated affiliate	41	—	—	41

Operating income	23,600	4,376	—	27,976
Equity in net income of consolidated subsidiaries	(2,735)	—	2,735	—
Interest expense	7,364	—	—	7,364
Loss on debt extinguishment	29,216	—	—	29,216
Other income, net	(91)	—	—	(91)

	33,754	—	2,735	36,489

(Loss) earnings before income taxes	(10,154)	4,376	(2,735)	(8,513)
Income tax (benefit) expense	(4,833)	1,641	—	(3,192)

Net (loss) earnings	$(5,321)	$2,735	$(2,735)	$(5,321)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$10,363	$6,131	$(6,131)	$10,363
Unrealized gain on short-term investments	139	—	—	139
Other unrealized gain	24	—	—	24
Tax effect of preceding gains, losses or changes	(55)	—	—	(55)

	$10,471	$6,131	$(6,131)	$10,471

	For the quarter ended March 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(5,321)	$2,735	$(2,735)	$(5,321)
Unrealized gain on short-term investments	14	—	—	14
Changes in pension plan assets and benefit obligations	(1)	—	—	(1)
Tax effect of preceding gains, losses or changes	(5)	—	—	(5)

	$(5,313)	$2,735	$(2,735)	$(5,313)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the three months ended March 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$4,637	$25,281	$—	$29,918
Investing activities:
Purchase of property and equipment	(22,115)	—	—	(22,115)
Purchase of short-term investments	(190,243)	—	—	(190,243)
Proceeds from sale of short-term investments	185,426	—	—	185,426
Payments of deposits on aircraft	(66)	—	—	(66)

Net cash used in investing activities	(26,998)	—	—	(26,998)

Financing activities:
Proceeds from line of credit	77,740	—	—	77,740
Payments on line of credit	(81,100)	—	—	(81,100)
Repurchase of common stock	(2,207)			(2,207)
Due to/from affiliate, net	27,928	(27,928)	—	—

Net cash provided by (used in) financing activities	22,361	(27,928)	—	(5,567)

Decrease in cash	—	(2,647)	—	(2,647)
Cash, beginning of period	51	6,219	—	6,270

Cash, end of period	$51	$3,572	$—	$3,623

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the three months ended March 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)(2)	Eliminations	Consolidated
Net cash provided by operating activities	$(4,368)	$10,490	$—	$6,122
Investing activities:
Purchase of property and equipment	(38,746)	—	—	(38,746)
Proceeds from asset dispositions	2,994	—	—	2,994
Purchase of short-term investments	(140,551)	—	—	(140,551)
Proceeds from sale of short-term investments	84,692	—	—	84,692
Refund of deposits on aircraft	3,926	—	—	3,926
Payments of deposits on aircraft	(6,499)	—	—	(6,499)

Net cash used in investing activities	(94,184)	—	—	(94,184)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—	500,000
Premium and costs to retire debt early	(26,132)	—	—	(26,132)
Repayment of Senior Notes due 2018	(292,571)	—	—	(292,571)
Debt issuance costs	(5,657)	—	—	(5,657)
Proceeds from line of credit	95,500	—	—	95,500
Payments on line of credit	(174,500)	—	—	(174,500)
Repurchase of common stock for payroll tax withholding requirements	(176)	—	—	(176)
Due to/from affiliate	9,415	(9,415)	—	—

Net cash provided by financing activities	105,879	(9,415)	—	96,464

Increase in cash	7,327	1,075	—	8,402
Cash, beginning of period	52	882	—	934

Cash, end of period	$7,379	$1,957	$—	$9,336

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.
(2)	Cash flows between the Parent Company and Guarantor Subsidiaries related to the Company’s centralized cash management activities in 2014 have been adjusted to show the effects on net cash provided by operating and financing activities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2014, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein.

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: any reduction in demand for our services due to volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico generally, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft from our suppliers, and the availability of capital or lease financing to acquire such aircraft; the availability of adequate insurance; weather conditions and seasonal factors, including reduced daylight hours, tropical storms and hurricanes; unexpected variances in flight hours; the adverse impact of customers terminating or reducing our services; the impact of current or future governmental regulations on us or our customers, including but not limited to the impact of new and pending healthcare legislation and regulations and regulations issued or actions taken by the Federal Aviation Administration; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; operating hazards; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; and general economic conditions and adverse market events. For a more detailed description of risks, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by our subsequently filed quarterly reports on Form 10-Q (“SEC Filings”). Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including, for example, the market prices of oil and gas, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in our forward-looking statements. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

As described further in Note 10, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the oil and gas industry and medical industry. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. When the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, could negatively impact our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. Our traditional provider programs are typically billed at a fixed monthly contractual rate plus a variable rate for flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 42%, 42%, 39% and 22% of the segment’s revenues for the three months ended March 31, 2015, and the years ended December 31, 2014, 2013 and 2012, respectively, with the increase in this percentage being attributable to our implementation of new projects. In our independent provider programs, our revenue is directly dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages, and we may not be able to recover all of these costs increases through rate increases.

Since mid-2014, prevailing oil prices have been substantially lower than prices for several years prior thereto. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements. As explained further below, these changes began to negatively impact our oil and gas operations during the first quarter of 2015. Based on communications with our oil and gas customers, we expect the current downturn in the oil and gas industry will result in lower demand for our oil and gas flight services and lower utilization of all types of our aircraft during the second quarter of 2015 as compared to the first quarter of 2015. The ultimate impact of the current industry downturn on our oil and gas operations will depend upon its length and several other factors, many of which remain outside of our control.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended March 31, 2015 and 2014.

	Quarter Ended		Favorable
	March 31,		(Unfavorable)
	2015	2014
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$120,396	$125,975	$(5,579)
Air Medical	72,385	67,952	4,433
Technical Services	11,416	3,144	8,272

Total operating revenues	204,197	197,071	7,126
Segment direct expenses
Oil and Gas (1)	100,331	97,374	(2,957)
Air Medical	60,039	59,379	(660)
Technical Services	8,905	1,941	(6,964)

Total segment direct expenses	169,275	158,694	(10,581)
Segment selling, general and administrative expenses
Oil and Gas	1,159	1,034	(125)
Air Medical	2,629	2,153	(476)
Technical Services	114	2	(112)

Total segment selling, general and administrative expenses	3,902	3,189	(713)

Total segment expenses	173,177	161,883	(11,294)
Net segment profit
Oil and Gas	18,906	27,567	(8,661)
Air Medical	9,717	6,420	3,297
Technical Services	2,397	1,201	1,196

Total net segment profit	31,020	35,188	(4,168)
Other, net (2)	469	(982)	1,451
Unallocated selling, general and administrative costs	(7,335)	(6,139)	(1,196)
Interest expense	(7,170)	(7,364)	194
Loss on debt extinguishment	—	(29,216)	29,216

Earnings (loss) before income taxes	16,984	(8,513)	25,497
Income tax (benefit) expense	6,621	(3,192)	(9,813)

Net earnings (loss)	$10,363	$(5,321)	$15,684

Flight hours:
Oil and Gas	25,136	25,388	(252)
Air Medical (3)	7,836	8,150	(314)
Technical Services	477	442	35

Total	33,449	33,980	(531)

Air Medical Transports (4)	3,945	4,105	(160)

Aircraft operated at period end:
Oil and Gas (5)	168	168
Air Medical (6)	100	101
Technical Services	6	6

Total (5) (6)	274	275

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, and other income.
(3)	Flight hours include 2,466 flight hours associated with traditional provider contracts, compared to 2,328 flight hours in the prior year quarter.
(4)	Represents individual patient transports for the period.
(5)	Includes eight aircraft as of March 31, 2015 and March 31, 2014 that were owned or leased by customers but operated by us.
(6)	Includes 13 aircraft as of March 31, 2015 and March 31, 2014 that were owned or leased by customers but operated by us.

Quarter Ended March 31, 2015 compared with Quarter Ended March 31, 2014

Combined Operations

Operating Revenues—Operating revenues for the three months ended March 31, 2015 were $204.2 million, compared to $197.1 million for the three months ended March 31, 2014, an increase of $7.1 million. Oil and Gas segment operating revenues decreased $5.6 million for the quarter ended March 31, 2015, related primarily to decreased light and medium aircraft flight revenues resulting predominately from less aircraft on contract and decreased flight hours for our medium aircraft. Operating revenues in our Air Medical segment increased $4.4 million due principally to increased revenues attributable to an expansion of our traditional provider operations, as well as increased revenues from our independent provider programs driven by rate increases over the past year and an improvement in our payor mix.

Total flight hours for the quarter ended March 31, 2015 were 33,449 compared to 33,980 for the quarter ended March 31, 2014. Oil and Gas segment flight hours decreased 252 hours, due principally to decreases in medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 314 hours from the quarter ended March 31, 2014, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 3,945 for the quarter ended March 31, 2015, compared to transports of 4,105 for the quarter ended March 31, 2014.

Direct Expenses – Direct operating expense was $169.2 million for the three months ended March 31, 2015, compared to $158.7 million for the three months ended March 31, 2014, an increase of $10.5 million, or 7%. We experienced increases in costs of goods sold of $5.6 million (representing 6% of quarterly total direct expense), primarily due to additional third party work in our Technical Services segment. Employee compensation expense increased $1.2 million due to a headcount increase of approximately 1% compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 46% and 48% of total direct expense for the quarters ended March 31, 2015 and 2014, respectively. In addition, we experienced increases of $2.7 million in aircraft warranty expense (representing 7% of quarterly total direct expense), increases of $1.2 million in aircraft depreciation (representing 5% of quarterly total direct expense), and increases of $2.2 million in component repair costs due to additional aircraft added to the fleet (representing 5% of quarterly direct expense). Aircraft insurance decreased $1.2 million due to a favorable loss experience and a softening market. Other direct costs decreased $1.2 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $11.2 million for the three months ended March 31, 2015, compared to $9.3 million for the three months ended March 31, 2014. The $1.9 million increase was primarily attributable to increased employee compensation expense due to additional personnel, compensation increases and non-cash equity compensation.

Gain (Loss) on Disposal of Assets, net – Gain on asset dispositions was less than $0.1 million for the three months ended March 31, 2015, compared to a loss of $1.1 million for the three months ended March 31, 2014. This increase was primarily due to the first quarter 2014 loss on the sale of two light and two fixed wing aircraft that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was less than $0.1 million for the three months ended March 31, 2015 and 2014. See Note 11.

Interest Expense – Interest expense was $7.2 million for the three months ended March 31, 2015 and $7.4 million for the three months ended March 31, 2014. The decrease of $0.2 million is attributable to lower interest rates.

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

Other income, net – Other income was $0.5 million for the three months ended March 31, 2015 compared to $0.1 million for the same period in 2014, and represents primarily interest income. The $0.4 million increase is primarily attributable to an increase in the amount of our short-term investments.

Income Taxes – Income tax expense for the three months ended March 31, 2015 was $6.6 million compared to income tax benefit of $3.2 million for the three months ended March 31, 2014. Our effective tax rate was 39% and 37.5% for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase in income tax expense in the first quarter of 2015 is attributable to our generation of positive earnings before tax, in contrast to the loss before tax incurred in the first quarter of 2014 due to the substantial extinguishment charges related to the redemption of our 8.625% Senior Notes during that quarter.

Net Earnings (Loss) – Net earnings for the three months ended March 31, 2015 was $10.4 million compared to a net loss of $5.3 million for the three months ended March 31, 2014. Earnings before income taxes for the three months ended March 31, 2015 was $17.0 million compared to a loss before income tax of $8.5 million for the same period in 2014. Earnings per diluted share were $0.66 for the current quarter compared to a loss per diluted share of $0.34 for the prior year quarter. The increase in earnings before taxes for the quarter ended March 31, 2015 is principally attributable to the pre-tax charge of $29.2 million related to the early retirement of our 8.625% Senior Notes in 2014, and increased profits in our Air Medical and Technical Services segments, partially offset by decreased profits in our Oil & Gas segment. We had 15.6 million and 15.5 million weighted average diluted common shares outstanding during the three months ended March 31, 2015 and 2014, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $120.4 million for the three months ended March 31, 2015, compared to $126.0 million for the three months ended March 31, 2014, a decrease of $5.6 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 25,136 for the current quarter compared to 25,388 for the same quarter in the prior year, a decrease of 252 flight hours. The decline in flight hours is attributable to lower flight hours for our medium aircraft, partially offset by increased flight hours for our light and heavy aircraft. The decrease in revenue is primarily due to decreased light and medium aircraft flight revenues, primarily attributable to (i) less light and medium aircraft on contract and (ii) decreased flight hours for our medium aircraft. An increase in heavy aircraft revenues partially offset the decrease in light and medium aircraft revenues.

The number of aircraft deployed in the segment was 168 at March 31, 2015 and March 31, 2014. We added nine new aircraft to our Oil and Gas segment since March 31, 2014, consisting of six heavy and three fixed wing aircraft. We have sold or disposed of nine light and one fixed wing aircraft in the Oil and Gas segment since March 31, 2014. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $100.3 million for the three months ended March 31, 2015, compared to $97.4 million for the three months ended March 31, 2014, an increase of $2.9 million. Employee compensation expenses increased $1.7 million due to increases in personnel and compensation rate increases. There were also increases in aircraft warranty costs of $1.8 million and aircraft depreciation of $1.2 million. These increases were partially offset by decreases in aircraft insurance of $0.7 million due to a favorable loss experience and decreases in aircraft parts expense of $0.7 million. Other items decreased, net $0.4 million.

Selling, general, and, administrative segment expenses were $1.2 million for the three months ended March 31, 2015 and $1.0 million for the three months ended March 31, 2014. The $0.2 million increase is primarily attributable to increased employee compensation expense, due to additional personnel and compensation increases.

Oil and Gas segment profit was $18.9 million for the quarter ended March 31, 2015, compared to segment profit of $27.6 million for the quarter ended March 31, 2014. The decrease in segment profit was due to decreased revenues and increased direct expenses attributable to the above-described factors.

Air Medical – Air Medical segment revenues were $72.4 million for the three months ended March 31, 2015, compared to $68.0 million for the three months ended March 31, 2014, an increase of $4.4 million, reflecting an expansion in the number of markets and customers served by our traditional provider programs, as well as increased revenues from our independent provider programs driven by rate increases implemented over the past year and an improvement in our payor mix. Patient transports were 3,945 for the three months ended March 31, 2015, compared to 4,105 for the same period in the prior year, partly due to adverse weather in the first quarter of 2015.

The number of aircraft in the segment at March 31, 2015 was 100 compared to 101 at March 31, 2014. Since March 31, 2014, we sold or disposed of two light and one medium aircraft in our Air Medical segment. We also added one light and two medium aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $60.0 million for the three months ended March 31, 2015, compared to $59.4 million for the three months ended March 31, 2014, an increase of $0.6 million. There were increases in aircraft warranty and component repair costs of $0.9 million and $1.7 million, respectively. In 2014, we terminated the manufacturer’s warranty program for certain aircraft, which resulted in a $0.9 million credit to aircraft warranty costs in the first quarter of 2014. These increases were partially offset by a decrease in aircraft insurance costs of $0.4 million due to a favorable loss experience and a decrease in aircraft fuel expense of $0.5 million. In addition, there was a decrease in outside services, travel costs and other base costs of $1.1 million.

Selling, general and administrative segment expenses were $2.6 million for the three months ended March 31, 2015, compared to $2.2 million for the three months ended March 31, 2014. The $0.4 million increase was primarily due to an increase of $0.3 million in employee compensation expense, due to additional administrative personnel and compensation rate increases, as well as increased legal expenses of $0.1 million.

Air Medical segment profit was $9.7 million for the quarter ended March 31, 2015, compared to a segment profit of $6.4 million for the quarter ended March 31, 2014. The increase in profit is primarily attributable to the increased revenues described above, partially offset by increased operating expenses.

Technical Services – Technical Services revenues were $11.4 million for the three months ended March 31, 2015, compared to $3.1 million for the three months ended March 31, 2014. The increase in revenue is due primarily to an expansion of technical services provided to a third party customer under a project that we expect to complete in the third quarter of 2015. Technical Services segment profit was $2.4 million for the three months ended March 31, 2015, compared to $1.2 million for the three months ended March 31, 2014. Direct expenses increased $7.0 million compared to the prior year quarter.

For additional information on our segments, see Note 10.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, the acquisition of equipment and inventory, and other working capital needs. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and proceeds from periodic senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into operating leases to fund these acquisitions.

Historical Cash and Cash Flow Information

Liquidity – Our cash position was $3.6 million at March 31, 2015, compared to $6.3 million at December 31, 2014. Short-term investments were $189.5 million at March 31, 2015, compared to $185.2 million at December 31, 2014. We also had $15.5 million in restricted investments at March 31, 2015 and December 31, 2014, securing outstanding letters of credit.

Operating activities – Net cash provided by operating activities was $29.9 million for the three months ended March 31, 2015, compared to $6.1 million for the same period in 2014, an increase of $23.8 million. Net earnings, excluding the effects of non-cash items and the loss on debt extinguishment, contributed $35.4 million of cash flow for 2015, compared to $31.8 million for 2014, an increase of $3.6 million. The $23.8 million increase in cash flow from operations is primarily due to a favorable first quarter 2015 variance in changes in working capital, principally due to increased cash collections from the Air Medical segment independent provider model and our Air Medical contract in the Middle East.

Investing activities – Net cash used in investing activities was $27.0 million for the three months ended March 31, 2015, compared to $94.2 million for the same period in 2014. Purchases and sales of short-term investments used $4.8 million of cash during the three months ended March 31, 2015 compared to $55.9 million in the comparable prior year period. The decrease in purchases of short-term investments results primarily from the investment of approximately $71.0 million of net proceeds of our March 2014 issuance of 5.25% Senior Notes remaining after the repurchase of our 8.625% Senior Notes, payment of related fees and costs, and the contemporaneous $91.9 million payoff of our credit facility balance. There were no gross proceeds from asset dispositions in the first quarter of 2015, compared to $3.0 million for the same period in 2014. Capital expenditures were $22.1 million for the three months ended March 31, 2015, compared to $38.7 million for the same period in 2014. Capital expenditures for aircraft and aircraft improvements accounted for $20.8 million and $36.7 million of these totals for the three months ended 2015 and 2014, respectively. During the first quarter of 2015, we exercised a purchased option on one heavy aircraft and took delivery of another heavy aircraft, to be paid in the third quarter of 2015.

Financing activities – Financing activities for the first quarter of 2015 included net payments of $3.4 million on our revolving credit facility and $2.2 million used related to the purchase of shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Financing activities for the first quarter of 2014 included the issuance of $500 million of 5.25% Senior Notes on March 17, 2014, as further described below. Net proceeds of $494.9 million from this issuance were used to repurchase $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer that also settled on March 17, 2014. Our total cost to repurchase those notes was $29.2 million, including the tender premium of $26.1 million and $3.2 million of unamortized issuance costs. We had net payments of $79.0 million on the revolving credit facility during the first quarter of 2014.

Other – Our cash taxes paid during the three months ended March 31, 2015 were substantially higher than our cash taxes for the comparable prior three-month period in 2014 due to the timing of foreign taxes paid.

Long Term Debt

As of March 31, 2015, our total long-term debt was $539.6 million, consisting of our $500 million of 5.25% Senior Notes due 2019, and $39.6 million borrowed under our revolving credit facility.

5.25% Senior Notes due 2019 – On March 17, 2014, we issued $500 million of 5.25% Senior Notes due March 15, 2019. Proceeds were approximately $494.9 million, net of fees and expenses, and were used to retire $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest.

After the repurchase and redemption of all $300 million of our previously outstanding 8.625% Senior Notes as described above, we had remaining net proceeds of approximately $156 million. We used $91.9 million of the proceeds to pay off all of our revolving credit facility balance then outstanding. We used the remaining proceeds for general corporate purposes, including the exercise of purchase options for aircraft previously leased and the purchase of new aircraft.

For additional information about the terms of our 5.25% Senior Notes issued on March 17, 2014, see Note 5.

Revolving Credit Facility – We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2016. Under our credit facility, we can borrow up to $150 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the credit facility).

At March 31, 2015, we had $39.6 million in borrowings under our $150.0 million credit facility. At the same date in 2014, we had no borrowings under the credit facility.

Other – We maintain a separate letter of credit facility described in Note 5 that had $15.5 million of letters of credit outstanding at March 31, 2015.

For additional information on our long term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of March 31, 2015, related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of March 31, 2015. As of March 31, 2015, we leased 24 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2015(1)	2016	2017	2018	2019	2019
		(Thousands of dollars)
Aircraft purchase commitments (2)	$168,404	$55,296	$113,108	$—	$—	$—	$—
Aircraft lease obligations	290,815	34,124	42,885	40,595	36,914	30,262	106,035
Other lease obligations	14,780	4,158	3,164	2,352	1,759	1198	2,149
Long-term debt(3)	539,640	—	39,640	—	—	500,000	—
Senior notes interest(3)	105,000	13,125	26,250	26,250	26,250	13,125	—

	$1,118,639	$106,703	$225,047	$69,197	$64,923	$544,585	$108,184

(1)	Payments due during the last nine months of 2015 only.
(2)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.
(3)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of March 31, 2015 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of March 31, 2015, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2019. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Subject to market conditions and available cash, we currently intend to exercise these options as they become exercisable.

On January 2, 2015, we purchased one heavy aircraft off lease pursuant to a purchase option in the lease contract for an aggregate purchase price of $17.7 million.

We intend to fund the above contractual obligations and purchase options through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, and sale-leaseback transactions.

For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $36.7 million weighted average loan balance during the three months ended March 31, 2015, a 10% increase (0.242%) in interest rates would have reduced our annual pre-tax earnings approximately $0.1 million, but would not have changed the fair market value of this debt.

Our $500 million of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At March 31, 2015, the market value of the notes was approximately $464.7 million, based on quoted market prices.

The interest and other payments we earn and recognize on our investments in money market funds, U.S. Government agencies debt, commercial paper, and corporate bonds and notes are subject to the risk of declines in general market interest rates.

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

Item 1A. RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December  31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2015 we (i) withheld from employees and canceled 65,559 shares of our common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligations and (ii) repurchased as treasury shares 4,437 shares of our common stock under our recently-implemented voluntary employee stock repurchase plan. The following table provides additional information about these transactions.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
March 1, 2015 – March 31, 2015	69,996	$31.54

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

Results of Annual Meeting

At PHI’s annual meeting of shareholders on May 5, 2015, for which proxies were not solicited, the board of directors that was nominated, as described in the Company’s Information Statement filed April 13, 2015, was elected in its entirety, with 2,042,850 votes in favor of each director, and zero votes withheld or abstaining. The ratification of the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2015 was approved with 2,042,850 votes in favor, and zero votes against or abstaining. The amendment of PHI’s articles of incorporation to conform them to the newly-enacted Louisiana Business Corporation Act was approved with 2,042,850 votes in favor, and zero votes against or abstaining. The amendment and restatement of the PHI, Inc. Long-Term Incentive Plan was approved with 2,042,850 votes in favor, and zero votes against or abstaining.

Item 6. EXHIBITS

(a)	Exhibits

3.1	(i)* Amended and Restated Articles of Incorporation of the Company (reflecting all amendments through May 5, 2015).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

4.4	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.5	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

4.6	Registration Rights Agreement, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and UBS Securities, LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed March 17, 2014).

10.1	Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to PHI’s Information Statement on Schedule 14C filed April 13, 2015).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 7, 2015	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 7, 2015	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer