Form 10-Q
period 2015-06-30
PHI INC
filed 2015-08-07
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,676,673 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$3,659	$6,270
Short-term investments	217,071	185,244
Accounts receivable – net
Trade	170,693	178,833
Other	1,830	1,928
Inventories of spare parts – net	70,320	73,793
Prepaid expenses	11,836	9,314
Deferred income taxes	9,915	9,915
Income taxes receivable	1,227	1,227

Total current assets	486,551	466,524

Property and equipment – net	911,112	877,818
Restricted investments	15,336	15,485
Other assets	14,852	16,253

Total assets	$1,427,851	$1,376,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,134	$27,700
Accrued and other current liabilities	48,550	52,812

Total current liabilities	111,684	80,512

Long-term debt	535,500	543,000
Deferred income taxes	150,588	140,532
Other long-term liabilities	15,159	14,968

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,676,673 and 12,576,916 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,268	1,258
Additional paid-in capital	302,796	301,533
Treasury stock, at cost – 8,018 shares	(252)	—
Accumulated other comprehensive loss	(197)	(211)
Retained earnings	311,014	294,197

Total shareholders’ equity	614,920	597,068

Total liabilities and shareholders’ equity	$1,427,851	$1,376,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues, net	$198,547	$212,145	$402,744	$409,216

Expenses:
Direct expenses	168,828	170,357	338,035	329,010
Selling, general and administrative expenses	12,047	11,660	23,284	20,988

Total operating expenses	180,875	182,017	361,319	349,998

(Gain) loss on disposal of assets	(66)	242	(73)	1,315
Equity in loss of unconsolidated affiliate	106	65	174	106

Operating income	17,632	29,821	41,324	57,797

Interest expense	7,155	7,673	14,325	15,037
Loss on debt extinguishment	—	617	—	29,833
Other income, net	(567)	(169)	(1,029)	(260)

	6,588	8,121	13,296	44,610

Earnings before income taxes	11,044	21,700	28,028	13,187
Income tax expense	4,590	8,332	11,211	5,140

Net earnings	$6,454	$13,368	$16,817	$8,047

Weighted average shares outstanding:
Basic	15,574	15,482	15,574	15,482
Diluted	15,690	15,696	15,679	15,595

Net earnings per share:
Basic	$0.41	$0.86	$1.08	$0.52
Diluted	$0.41	$0.85	$1.07	$0.52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings	$6,454	$13,368	$16,817	$8,047
Unrealized (loss) gain on short-term investments	(158)	25	(19)	39
Other unrealized gain	—	—	24	—
Changes in pension plan assets and benefit obligations	—	11	—	9
Tax effect	63	(14)	9	(19)

Total comprehensive income	$6,359	$13,390	$16,831	$8,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting		Non-Voting		Additional	Accumulated Other Com-		Total Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965

Net earnings	—	—	—	—	—	—	8,047	8,047
Unrealized gain on short-term investments	—	—	—	—	—	24	—	24
Changes in pension plan assets and benefit obligation	—	—	—	—	—	6	—	6
Amortization of unearned stock-based compensation	—	—	—	—	1,729	—	—	1,729
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	11	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(176)	—	—	(176)

Balance at June 30, 2014	2,906	$291	12,575	$1,258	$298,845	$6	$269,556	$569,596

							Accumulated		Total
	Voting		Non-Voting		Additional		Other Com-		Share-
	Common Stock		Common Stock		Paid-in	Treasury	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$—	$(211)	$294,197	$597,068

Net earnings	—	—	—	—	—	—	—	16,817	16,817
Unrealized loss on short-term investments	—	—	—	—	—	—	(10)	—	(10)
Amortization of unearned stock-based compensation	—	—	—	—	3,359	—	—	—	3,359
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	166	17	—	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(66)	(7)	(2,096)	—	—	—	(2,103)
Purchase of treasury stock	—	—	—	—	—	(252)	—	—	(252)
Other	—	—	—	—	—	—	24	—	24

Balance at June 30, 2015	2,906	$291	12,676	$1,268	$302,796	$(252)	$(197)	$311,014	$614,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net earnings	$16,817	$8,047
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	36,511	23,819
Deferred income taxes	10,063	2,597
(Gain) loss on asset dispositions	(73)	1,315
Equity in loss of unconsolidated affiliate	174	106
Loss on debt extinguishment	—	29,833
Inventory valuation reserves	(254)	—
Changes in operating assets and liabilities	6,070	(20,421)

Net cash provided by operating activities	69,308	45,296

Investing activities:
Purchase of property and equipment	(29,502)	(66,887)
Proceeds from asset dispositions	567	7,170
Purchase of short-term investments	(290,469)	(233,606)
Proceeds from sale of short-term investments	257,454	182,336
Refund on deposits on aircraft	—	6,473
Payments of deposits on aircraft	(131)	(6,837)
Other	—	(200)

Net cash used in investing activities	(62,081)	(111,551)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	—	500,000
Premium and costs to retire debt early	—	(26,749)
Repayment of Senior Notes due 2018	—	(300,000)
Debt issuance costs	—	(6,137)
Proceeds from line of credit	119,740	95,500
Payments on line of credit	(127,240)	(174,500)
Repurchase of common stock	(2,338)	(176)

Net cash (used in) provided by financing activities	(9,838)	87,938

(Decrease) increase in cash	(2,611)	21,683
Cash, beginning of period	6,270	934

Cash, end of period	$3,659	$22,617

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$13,696	$11,749

Income taxes	$3,061	$9,731

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$27,757	$94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

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

Accounting Policies - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. However, the FASB has decided to defer the effective date of this new revenue standard to reporting periods beginning after December 31, 2017. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, similar to debt discounts. This pronouncement is effective for fiscal years, and interim periods beginning after December 15, 2015. We currently recognize debt issuance costs on our balance sheet in Other assets. The balance at June 30, 2015 was $4.6 million. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

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

Investments consisted of the following as of June 30, 2015:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$35,407	$—	$—	$35,407
U.S. Government agencies	11,503	8	(4)	11,507
Corporate bonds and notes	185,761	10	(278)	185,493

Subtotal	232,671	18	(282)	232,407

Deferred compensation plan assets included in other assets	2,478	—	—	2,478

Total	$235,149	$18	$(282)	$234,885

Investments consisted of the following as of December 31, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$68,612	$—	$—	$68,612
Municipal bonds and notes	1,500	2	—	1,502
Corporate bonds and notes	130,864	19	(268)	130,615

Subtotal	200,976	21	(268)	200,729

Deferred compensation plan assets included in other assets	2,386	—	—	2,386

Total	$203,362	$21	$(268)	$203,115

At June 30, 2015 and December 31, 2014, we classified $15.3 million and $15.5 million, respectively, of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	June 30, 2015		December 31, 2014
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$96,198	$96,152	$70,180	$70,169
Due within two years	101,066	100,848	62,184	61,948

Total	$197,264	$197,000	$132,364	$132,117

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	June 30, 2015		December 31, 2014
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
U.S. Government agencies	0.823	631	—	—
Municipal bonds and notes	—	—	0.528	134
Corporate bonds and notes	1.802	353	1.828	348

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of June 30,

	2015		2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$2,496	$(4)	$—	$—
Corporate bonds and notes	148,302	(271)	30,332	(30)

Total	$150,798	$(275)	$30,332	$(30)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of June 30,

	2015		2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$9,241	$(7)	$—	$—

Total	$9,241	$(7)	$—	$—

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2015 or December 31, 2014. We have also determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the three months ended June 30, 2015. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

3.	REVENUE RECOGNITION AND VALUATION ACCOUNTS

We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $1.7 million at June 30, 2015, and $1.4 million at December 31, 2014, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $110.3 million and $96.6 million as of June 30, 2015 and December 31, 2014, respectively. The allowance for uncompensated care was $35.2 million and $41.9 million as of June 30, 2015 and December 31, 2014, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.3 million and $2.4 million for the quarters ended June 30, 2015 and 2014, respectively. The estimated cost of providing charity services was $0.5 million and $0.7 million for the quarters ended June 30, 2015 and 2014, respectively. The value of these services was $4.9 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. The estimated cost of providing charity services was $1.1 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) was as follows:

	As of
	June 30, 2015	December 31, 2014
Allowance for Contractual Discounts	58%	53%
Allowance for Uncompensated Care	19%	23%

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

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $14.3 million and $13.5 million at June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2015
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$35,407	$35,407	$—
U.S. Government agencies	11,507	—	11,507
Corporate bonds and notes	185,493	—	185,493

	232,407	35,407	197,000
Deferred compensation plan assets	2,478	2,478	—

Total	$234,885	$37,885	$197,000

		December 31, 2014
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$68,612	$68,612	$—
Municipal bonds and notes	1,502	—	1,502
Corporate bonds and notes	130,615	—	130,615

	200,729	68,612	132,117
Deferred compensation plan assets	2,386	2,386	—

Total	$203,115	$70,998	$132,117

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

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at June 30, 2015 and December 31, 2014. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $465.0 million and $425.6 million at June 30, 2015 and December 31, 2014, respectively.

5.	LONG-TERM DEBT

The components of long-term debt as of the dates indicated below were as follows:

	June 30, 2015	December 31, 2014
	(Thousands of dollars)
Senior Notes dated March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$500,000

Revolving Credit Facility due October 1, 2016 with a group of commercial banks, interest payable at variable rates	35,500	43,000

Total long-term debt	$535,500	$543,000

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

Other - We maintain a separate letter of credit facility that had $15.3 million and $15.5 million in letters of credit outstanding at June 30, 2015 and December 31, 2014, respectively.

Cash paid to fund interest expense was $0.3 million for the quarter ended June 30, 2015 and $0.5 million for the quarter ended June 30, 2014. Cash paid to fund interest expense was $13.7 million for the six months ended June 30, 2015 and $11.7 million for the six months ended June 30, 2014. Included in the 2014 interest expense was $10.7 million of accrued interest expense paid for the 8.625% Senior Notes that we purchased on March 17, 2014 and April 16, 2014 in the transactions described above.

6.	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and six months ended June 30, 2015 and 2014 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,574	15,482	15,574	15,482
Dilutive effect of unvested restricted stock units	116	214	105	113

Weighted average outstanding shares of common stock, diluted	15,690	15,696	15,679	15,595

7.	STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the six months and quarters ended June 30, 2015 and 2014.

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted units	$571	$322	$1,208	$450
Performance-based restricted units	1,069	720	2,151	1,281

Total stock-based compensation expense	$1,640	$1,042	$3,359	$1,731

During the quarter and six months ended June 30, 2015, 1,118 and 20,048 time-based restricted units were awarded to managerial employees, respectively.

During the six months ended June 30, 2015, 151,566 performance-based restricted units were awarded to managerial employees.

During the quarter and six months ended June 30, 2014, 116,303 and 136,667 time-based restricted units were awarded to managerial employees, respectively. During the quarter and six months ended June 30, 2014, 115,806 performance based restricted units were awarded to managerial employees.

8.	ASSET DISPOSALS

There were no sales or disposals of aircraft during the second quarter of 2015, but we did transact minor sales and disposals of certain ancillary equipment.

During the second quarter of 2014, we sold or disposed of two light and one medium aircraft previously utilized in our Air Medical segment and one fixed wing aircraft previously utilized for corporate purposes. Cash proceeds totaled $4.2 million, resulting in a loss on the sale of these assets of $0.2 million. These aircraft no longer met our strategic needs.

9.	COMMITMENTS AND CONTINGENCIES

Commitments – In 2014, we exercised our option to purchase six additional new heavy helicopters for our Oil and Gas segment with deliveries scheduled in 2015 and 2016. During the first quarter of 2015, we took delivery of one of these heavy aircraft to be paid for in the third quarter of 2015, and during the fourth quarter of 2015 we expect to purchase a second of these heavy aircraft. In July 2015, we executed a contract amendment to cancel the purchase of the remaining four aircraft under the contract.

Total aircraft deposits of $7.4 million were included in Other assets as of June 30, 2015. This amount represents deposits paid by us as required under aircraft purchase contracts.

On January 2, 2015, we purchased one heavy aircraft off lease pursuant to a purchase option in the lease contract for an aggregate purchase price of $17.7 million.

As of June 30, 2015, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2019. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Whether we exercise these options will depend upon market conditions and our available cash at the respective exercise dates.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of June 30, 2015 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites. Based upon our working relationship and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

Legal Matters – We are named as a defendant in various legal actions that have arisen in the ordinary course of business and have not been finally adjudicated. In the opinion of management, after considering available defenses and any insurance coverage or indemnification rights, the amount of the liability with respect to these actions will not have a material effect on the our consolidated financial position, results of operations, or cash flows.

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

At June 30, 2015, we had approximately $295.1 million in aggregate commitments under operating leases of which approximately $25.8 million is payable through December 31, 2015. The total lease commitments include $279.4 million for aircraft and $15.7 million for facility lease commitments.

10.	SEGMENT INFORMATION

PHI is primarily a provider of helicopter transport services, including helicopter maintenance and repair services. We report our financial results through the three reportable segments further described below.

Each segment’s operating profit is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of our total selling, general and administrative expenses that is charged directly to the segment and a small portion that is allocated to that segment. Allocated selling, general and administrative expenses are based primarily on total segment direct expenses as a percentage of total direct expenses. Unallocated overhead consists primarily of corporate selling, general and administrative expenses that we do not allocate to the reportable segments.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At June 30, 2015, we operated 167 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended June 30, 2015 and 2014, approximately 57% and 60% of our total operating revenues were generated by our Oil and Gas segment. Our Oil and Gas segment generated approximately 58% and 62% of our total operating revenue for the six months ended June 30, 2015 and 2014, respectively.

Air Medical Segment. The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

As of June 30, 2015, 100 aircraft were assigned to our Air Medical segment. At such date, we operated approximately 91 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 70 separate locations. We also provide air medical transportation services for a customer overseas. For this program, we have deployed nine aircraft at five locations, with eight aircraft generating revenues as of June 30, 2015. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended June 30, 2015 and 2014, approximately 41% and 37% of our total operating revenues were generated by our Air Medical segment. For the six months ended June 30, 2015 and 2014, approximately 38% and 36% of our total operating revenues were generated by our Air Medical segment, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by private insurance, Medicaid or Medicare, or directly by the transported patient. As further described in Note 3, revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of insurance, Medicaid, Medicare, and self-pay). Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category.

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Revenue
	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Provision for contractual discounts	65%	70%	66%	69%
Provision for uncompensated care	7%	4%	7%	4%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Insurance	74%	74%	73%	73%
Medicare	17%	18%	17%	19%
Medicaid	7%	7%	8%	7%
Self-Pay	2%	1%	2%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 36% and 39% of the segment’s revenues for the quarters ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, these contracts generated approximately 39% and 40% of the segment’s revenues.

Technical Services Segment. Our Technical Services segment provides maintenance and repairs for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. Depending on when we commence and complete special projects for customers, our results for this segment can vary significantly from period to period, although these variances typically have a limited impact on our consolidated operating results. The Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year.

For both of the three month periods ended June 30, 2015 and 2014, approximately 2%, respectively, of our total operating revenues were generated by our Technical Services segment. For the six month periods ended June 30, 2015 and 2014, approximately 4% and 2%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2015 and 2014 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$112,839	$128,044	$233,235	$254,019
Air Medical	81,642	79,427	154,027	147,379
Technical Services	4,066	4,674	15,482	7,818

Total operating revenues, net	198,547	212,145	402,744	409,216

Segment direct expenses (1)
Oil and Gas (2)	100,262	103,450	200,593	200,824
Air Medical	63,576	62,726	123,615	122,105
Technical Services	5,096	4,246	14,001	6,187

Total direct expenses	168,934	170,422	338,209	329,116

Segment selling, general and administrative expenses
Oil and Gas	1,275	1,489	2,434	2,523
Air Medical	2,527	2,936	5,156	5,089
Technical Services	208	1	322	3

Total segment selling, general and administrative expenses	4,010	4,426	7,912	7,615

Total segment expenses	172,944	174,848	346,121	336,731

Net segment profit (loss)
Oil and Gas	11,302	23,105	30,208	50,672
Air Medical	15,539	13,765	25,256	20,185
Technical Services	(1,238)	427	1,159	1,628

Total	25,603	37,297	56,623	72,485

Other, net (3)	633	(73)	1,102	(1,055)
Unallocated selling, general and administrative costs (1)	(8,037)	(7,234)	(15,372)	(13,373)
Interest expense	(7,155)	(7,673)	(14,325)	(15,037)
Loss on debt extinguishment	—	(617)	—	(29,833)

Earnings before income taxes	$11,044	$21,700	$28,028	$13,187

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Direct Expense:
Oil and Gas	$10,323	$7,384	$21,603	$14,237
Air Medical	4,750	3,232	8,848	6,308
Technical Services	132	88	260	175

Total	$15,205	$10,704	$30,711	$20,720

Unallocated SG&A	$3,155	$1,752	$5,801	$3,099

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income.

11.	INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of June 30, 2015, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For each of the quarters ended June 30, 2015 and 2014, we recorded a loss in equity of unconsolidated affiliate of $0.1 million, relative to our 49% equity ownership. For the six months ended June 30, 2015 and 2014, we recorded a loss in equity of unconsolidated affiliate of $0.2 million and $0.1 million relative to our 49% equity ownership, respectively. In addition, we had $2.8 million of trade receivables and $1.1 million of accrued liabilities as of June 30, 2015 from PHIC. We had $2.8 million of trade receivables and a $0.9 million of accrued liabilities as of December 31, 2014. The trade receivables are included in Accounts receivable - trade on our Condensed Consolidated Balance Sheets. The accrued liabilities are included in Accrued and other current liabilities on our Condensed Consolidated Balance Sheets. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $-0- million at June 30, 2015 and December 31, 2014.

12.	OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented separately in the Condensed Consolidated Statements of Comprehensive Income.

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed further in Note 5, on March 17, 2014, PHI, Inc. issued $500 million of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. PHI, Inc. directly or indirectly owns 100% of all of its domestic subsidiaries.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	June 30, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$48	$3,611	$—	$3,659
Short-term investments	217,071	—	—	217,071
Accounts receivable – net	86,298	86,225	—	172,523
Intercompany receivable	—	93,863	(93,863)	—
Inventories of spare parts – net	61,404	8,916	—	70,320
Prepaid expenses	8,837	2,999	—	11,836
Deferred income taxes	9,915	—	—	9,915
Income taxes receivable	1,068	159	—	1,227

Total current assets	384,641	195,773	(93,863)	486,551
Investment in subsidiaries	348,123	—	(348,123)	—
Property and equipment – net	676,478	234,634	—	911,112
Restricted investments	15,336	—	—	15,336
Other assets	14,648	204	—	14,852

Total assets	$1,439,226	$430,611	$(441,986)	$1,427,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,387	$4,747	$—	$63,134
Accrued and other current liabilities	34,024	14,526	—	48,550
Intercompany payable	93,863	—	(93,863)	—

Total current liabilities	186,274	19,273	(93,863)	111,684

Long-term debt	535,500	—	—	535,500
Deferred income taxes and other long-term liabilities	102,532	63,215	—	165,747
Shareholders’ Equity:
Common stock and paid-in capital	304,103	112,199	(112,199)	304,103
Accumulated other comprehensive loss	(197)	—	—	(197)
Retained earnings	311,014	235,924	(235,924)	311,014

Total shareholders’ equity	614,920	348,123	(348,123)	614,920

Total liabilities and shareholders’ equity	$1,439,226	$430,611	$(441,986)	$1,427,851

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$115,040	$83,507	$—	$198,547

Expenses:
Direct expenses	103,483	65,349	(4)	168,828
Selling, general and administrative expenses	9,471	2,576	—	12,047

Total operating expenses	112,954	67,925	(4)	180,875

Gain on disposal of assets, net	(66)	—	—	(66)
Equity in loss of unconsolidated affiliate	106	—	—	106

Operating income	2,046	15,582	4	17,632

Equity in net income of consolidated subsidiaries	(9,230)	—	9,230	—
Interest expense	7,155	—	—	7,155
Other income, net	(571)	—	4	(567)

	(2,646)	—	9,234	6,588

Earnings before income taxes	4,692	15,582	(9,230)	11,044
Income tax (benefit) expense	(1,762)	6,352	—	4,590

Net earnings	$6,454	$9,230	$(9,230)	$6,454

	For the quarter ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$122,392	$89,753	$—	$212,145

Expenses:
Direct expenses	102,915	67,442	—	170,357
Selling, general and administrative expenses	8,629	3,031	—	11,660
Management fees	(3,590)	3,590	—	—

Total operating expenses	107,954	74,063	—	182,017

Loss (gain) on disposal of assets, net	1,199	(957)	—	242
Equity in loss of unconsolidated affiliate	65	—	—	65

Operating income	13,174	16,647	—	29,821

Equity in net income of consolidated subsidiaries	(10,111)	—	10,111	—
Interest expense	7,673	—	—	7,673
Loss on debt extinguishment	617	—	—	617
Other income, net	(169)	—	—	(169)

	(1,990)	—	10,111	8,121

Earnings before income taxes	15,164	16,647	(10,111)	21,700
Income tax expense	1,796	6,536	—	8,332

Net earnings	$13,368	$10,111	$(10,111)	$13,368

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$243,697	$159,047	$—	$402,744

Expenses:
Direct expenses	209,965	128,079	(9)	338,035
Selling, general and administrative expenses	17,979	5,305	—	23,284

Total operating expenses	227,944	133,384	(9)	361,319

Gain on disposal of assets, net	(73)	—	—	(73)
Equity in loss of unconsolidated affiliate	174	—	—	174

Operating income	15,652	25,663	9	41,324
Equity in net income of consolidated subsidiaries	(15,362)	—	15,362	—
Interest expense	14,325	—	—	14,325
Other income, net	(1,034)	(4)	9	(1,029)

	(2,071)	(4)	15,371	13,296

Earnings before income taxes	17,723	25,667	(15,362)	28,028
Income tax expense	906	10,305	—	11,211

Net earnings	$16,817	$15,362	$(15,362)	$16,817

	For the six months ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$246,746	$162,470	$—	$409,216

Expenses:
Direct expenses	199,341	129,669	—	329,010
Selling, general and administrative expenses	15,710	5,278	—	20,988
Management fees	(6,499)	6,499	—	—

Total operating expenses	208,552	141,446	—	349,998

Loss on disposal of assets, net	1,315	—	—	1,315
Equity in loss of unconsolidated affiliate	106	—	—	106

Operating income	36,773	21,024	—	57,797

Equity in net income of consolidated subsidiaries	(12,846)	—	12,846	—
Interest expense	15,037	—	—	15,037
Loss on debt extinguishment	29,833	—	—	29,833
Other income, net	(260)	—	—	(260)

	31,764	—	12,846	44,610

Earnings before income taxes	5,009	21,024	(12,846)	13,187
Income tax (benefit) expense	(3,038)	8,178	—	5,140

Net earnings	$8,047	$12,846	$(12,846)	$8,047

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$6,454	$9,230	$(9,230)	$6,454
Unrealized loss on short-term investments	(158)	—	—	(158)
Tax effect	63	—	—	63

Total Comprehensive Income	$6,359	$9,230	$(9,230)	$6,359

	For the quarter ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$13,368	$10,111	$(10,111)	$13,368
Unrealized loss on short-term investments	25	—	—	25
Changes in pension plan assets and benefit obligations	11	—	—	11
Tax effect	(14)	—	—	(14)

Total Comprehensive Income	$13,390	$10,111	$(10,111)	$13,390

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$16,817	$15,362	$(15,362)	$16,817
Unrealized loss on short-term investments	(19)	—	—	(19)
Unrealized realized gain	24	—	—	24
Tax effect	9	—	—	9

Total Comprehensive Income	$16,831	$15,362	$(15,362)	$16,831

	For the six months ended June 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$8,047	$12,846	$(12,846)	$8,047
Unrealized loss on short-term investments	39	—	—	39
Changes in pension plan assets and benefit obligations	9	—	—	9
Tax effect	(19)	—	—	(19)

Total Comprehensive Income	$8,076	$12,846	$(12,846)	$8,076

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$46,696	$22,612	$—	$69,308

Investing activities:
Purchase of property and equipment	(29,502)	—	—	(29,502)
Proceeds from asset dispositions	567	—	—	567
Purchase of short-term investments	(290,469)	—	—	(290,469)
Proceeds from sale of short-term investments	257,454	—	—	257,454
Payments of deposits on aircraft	(131)	—	—	(131)

Net cash used in investing activities	(62,081)	—	—	(62,081)

Financing activities:
Proceeds from line of credit	119,740	—	—	119,740
Payments on line of credit	(127,240)	—	—	(127,240)
Repurchase of common stock for payroll tax withholding requirements	(2,338)	—	—	(2,338)
Due to/from affiliate, net	25,220	(25,220)	—	—

Net cash provided by financing activities	15,382	(25,220)	—	(9,838)

Decrease in cash	(3)	(2,608)	—	(2,611)
Cash, beginning of period	51	6,219	—	6,270

Cash, end of period	$48	$3,611	$—	$3,659

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)(2)	Eliminations	Consolidated
Net cash provided by operating activities	$29,159	$16,137	$—	$45,296

Investing activities:
Purchase of property and equipment	(66,887)	—	—	(66,887)
Proceeds from asset dispositions	7,170	—	—	7,170
Purchase of short-term investments	(233,606)	—	—	(233,606)
Proceeds from sale of short-term investments	182,336	—	—	182,336
Refund of deposits on aircraft	6,473	—	—	6,473
Payments of deposits on aircraft	(6,837)	—	—	(6,837)
Loan to unconsolidated affiliate	(200)	—	—	(200)

Net cash used in investing activities	(111,551)	—	—	(111,551)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—	500,000
Premium and costs to retire debt early	(26,749)	—	—	(26,749)
Repayment of Senior Notes due 2018	(300,000)	—	—	(300,000)
Debt issuance costs	(6,137)	—	—	(6,137)
Proceeds from line of credit	95,500	—	—	95,500
Payments on line of credit	(174,500)	—	—	(174,500)
Repurchase of common stock for payroll tax withholding requirements	(176)	—	—	(176)
Due to/from affiliate, net	(3,224)	3,224	—	—

Net cash provided by financing activities	84,714	3,224	—	87,938

Increase in cash	2,322	19,361	—	21,683
Cash, beginning of period	52	882	—	934

Cash, end of period	$2,374	$20,243	$—	$22,617

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.
(2)	Cash flows between the Parent Company and Guarantor Subsidiaries related to the Company’s centralized cash management activities in 2014 have been adjusted to show the effects on net cash provided by operating and financing activities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: any reduction in demand for our services due to volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico generally, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft from our suppliers, and the availability of capital or lease financing to acquire such aircraft; the availability of adequate insurance; weather conditions and seasonal factors, including reduced daylight hours, tropical storms and hurricanes; unexpected variances in flight hours; the adverse impact of customers terminating or reducing our services; the impact of current or future governmental regulations on us or our customers, including but not limited to the impact of new and pending healthcare legislation and regulations and regulations issued or actions taken by the Federal Aviation Administration; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; operating hazards; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; and general economic conditions and adverse market events. For a more detailed description of risks, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by our subsequently filed quarterly reports on Form 10-Q (“SEC Filings”). Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including, for example, the market prices of oil and gas, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could substantially affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in our forward-looking statements. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

As described further in Note 10, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the oil and gas industry and medical industry. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. When the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. The traditional provider programs in our Air Medical segment are typically billed at a fixed monthly contractual rate plus a variable rate for flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 39%, 42%, 39% and 22% of the segment’s revenues for the six months ended June 30, 2015, and the years ended December 31, 2014, 2013 and 2012, respectively, with the increase in this percentage being attributable to our implementation of new projects. In our independent provider programs, our revenue is directly dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages, and we may not be able to recover all of these costs increases through rate increases.

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years prior thereto. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Based on communications with our oil and gas customers, we expect the current downturn in the oil and gas industry will result in lower demand for our oil and gas flight services and lower utilization of all types of our oil and gas aircraft during the last half of 2015 as compared to the last half of 2014. The ultimate impact of the current industry downturn on our oil and gas operations will depend upon its length and several other factors, most of which remain outside of our control.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter and six months ended June 30, 2015 and 2014.

	Quarter Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$112,839	$128,044	$(15,205)
Air Medical	81,642	79,427	2,215
Technical Services	4,066	4,674	(608)

Total operating revenues	198,547	212,145	(13,598)

Segment direct expenses
Oil and Gas (1)	100,262	103,450	3,188
Air Medical	63,576	62,726	(850)
Technical Services	5,096	4,246	(850)

Total segment direct expenses	168,934	170,422	1,488

Segment selling, general and administrative expenses
Oil and Gas	1,275	1,489	214
Air Medical	2,527	2,936	409
Technical Services	208	1	(207)

Total segment selling, general and administrative expenses	4,010	4,426	416

Total segment expenses	172,944	174,848	1,904

Net segment profit
Oil and Gas	11,302	23,105	(11,803)
Air Medical	15,539	13,765	1,774
Technical Services	(1,238)	427	(1,665)

Total net segment profit	25,603	37,297	(11,694)

Other, net (2)	633	(73)	706
Unallocated selling, general and administrative costs	(8,037)	(7,234)	(803)
Interest expense	(7,155)	(7,673)	518
Loss on debt extinguishment	—	(617)	617

Earnings before income taxes	11,044	21,700	(10,656)
Income tax expense	4,590	8,332	3,742

Net earnings	$6,454	$13,368	$(6,914)

Flight hours:
Oil and Gas	25,743	30,675	(4,932)
Air Medical (3)	8,984	9,186	(202)
Technical Services	2	23	(21)

Total	34,729	39,884	(5,155)

Air Medical Transports (4)	4,757	4,748	9

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, and other income.
(3)	Flight hours for the quarter ended June 30, 2015 include 2,250 flight hours associated with traditional provider contracts, compared to 2,537 flight hours in the prior year quarter.
(4)	Represents individual patient transports for the period.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2015	2014
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$233,235	$254,019	$(20,784)
Air Medical	154,027	147,379	6,648
Technical Services	15,482	7,818	7,664

Total operating revenues	402,744	409,216	(6,472)

Segment direct expenses
Oil and Gas (1)	200,593	200,824	231
Air Medical	123,615	122,105	(1,510)
Technical Services	14,001	6,187	(7,814)

Total segment direct expenses	338,209	329,116	(9,093)

Segment selling, general and administrative expenses
Oil and Gas	2,434	2,523	89
Air Medical	5,156	5,089	(67)
Technical Services	322	3	(319)

Total segment selling, general and administrative expenses	7,912	7,615	(297)

Total segment expenses	346,121	336,731	(9,390)

Net segment profit
Oil and Gas	30,208	50,672	(20,464)
Air Medical	25,256	20,185	5,071
Technical Services	1,159	1,628	(469)

Total net segment profit	56,623	72,485	(15,862)

Other, net (2)	1,102	(1,055)	2,157
Unallocated selling, general and administrative costs	(15,372)	(13,373)	(1,999)
Interest expense	(14,325)	(15,037)	712
Loss on debt extinguishment	—	(29,833)	29,833

Earnings before income taxes	28,028	13,187	14,841
Income tax expense	11,211	5,140	(6,071)

Net earnings	$16,817	$8,047	$8,770

Flight hours:
Oil and Gas	50,879	56,063	(5,184)
Air Medical (3)	16,820	17,336	(516)
Technical Services	479	465	14

Total	68,178	73,864	(5,686)

Air Medical Transports (4)	8,702	8,853	(151)

Aircraft operated at period end:
Oil and Gas (5)	167	170
Air Medical (6)	100	99
Technical Services	6	6

Total (5) (6)	273	275

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, and other income.
(3)	Flight hours for the first half of 2015 include 4,715 flight hours associated with traditional provider contracts, compared to 4,865 flight hours in the first half of the prior year.
(4)	Represents individual patient transports for the period.
(5)	Includes eight aircraft as of June 30, 2015 and 2014 that were owned or leased by customers but operated by us.
(6)	Includes 13 aircraft as of June 30, 2015 and 2014 that were owned or leased by customers but operated by us.

Quarter Ended June 30, 2015 compared with Quarter Ended June 30, 2014

Combined Operations

Operating Revenues - Operating revenues for the three months ended June 30, 2015 were $198.5 million, compared to $212.1 million for the three months ended June 30, 2014, a decrease of $13.6 million. Oil and Gas segment operating revenues decreased $15.2 million for the quarter ended June 30, 2015, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours. Operating revenues in our Air Medical segment increased $2.2 million due principally to increased revenues attributable to our independent provider programs, driven by rate increases over the past year and an improvement in our payor mix.

Total flight hours for the quarter ended June 30, 2015 were 34,729 compared to 39,884 for the quarter ended June 30, 2014. Oil and Gas segment flight hours decreased 4,932 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours decreased 202 hours from the quarter ended June 30, 2014, due to decreased flight hours in our traditional provider operations. Individual patient transports in the Air Medical segment were 4,757 for the quarter ended June 30, 2015, compared to transports of 4,748 for the quarter ended June 30, 2014.

Direct Expenses – Direct operating expense was $168.9 million for the three months ended June 30, 2015, compared to $170.4 million for the three months ended June 30, 2014, a decrease of $1.5 million, or 1%. Employee compensation expense increased $2.0 million due to a headcount increase of approximately 1% compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 46% and 45% of total direct expense for the quarters ended June 30, 2015 and 2014, respectively. In addition, we experienced increases of $0.7 million in aircraft rent expense (representing 7% of quarterly total direct expense), increases of $0.8 million in aircraft depreciation (representing 6% of quarterly total direct expense), and increases of $3.2 million in component repair costs due to scheduled maintenance and additional aircraft added to the fleet (representing 6% of quarterly direct expense). Aircraft insurance decreased $1.1 million due to a favorable loss experience and a softening market (representing 1% of quarterly total direct expense). Other decreases include $4.7 million in aircraft fuel due to lower per unit fuel prices and reduced flight hours (representing 4% of quarterly total direct expense), $1.2 million in aircraft spare parts (representing 4% of quarterly total direct expense), and $0.5 million in aircraft warranty expense (representing 7% of quarterly total direct expense). Other direct costs decreased $0.7 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $12.0 million for the three months ended June 30, 2015, compared to $11.7 million for the three months ended June 30, 2014. The $0.3 million increase was primarily attributable to increased employee compensation expense due to additional personnel, compensation increases and non-cash equity compensation.

Gain (Loss) on Disposal of Assets, net – Gain on asset dispositions was $0.1 million for the three months ended June 30, 2015, compared to a loss of $0.2 million for the three months ended June 30, 2014. This increase was primarily due to the second quarter 2014 loss on the sale of two light, one medium, and one fixed wing aircraft that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.1 million for the three months ended June 30, 2015, and less than $0.1 million for the three months ended June 30, 2014. See Note 11.

Interest Expense – Interest expense was $7.2 million for the three months ended June 30, 2015 and $7.7 million for the three months ended June 30, 2014. Our interest expense in the second quarter of 2014 was higher due to non-recurring interest charges associated with late foreign tax payments.

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

Other income, net – Other income was $0.6 million for the three months ended June 30, 2015 compared to $0.2 million for the same period in 2014, and represents primarily interest income. The $0.4 million increase is primarily attributable to an increase in the amount of our short-term investments.

Income Taxes – Income tax expense for the three months ended June 30, 2015 was $4.6 million compared to income tax expense of $8.3 million for the three months ended June 30, 2014. Our effective tax rate was 42% and 38.4% for the three months ended June 30, 2015 and June 30, 2014, respectively. The decrease in income tax expense in the second quarter of 2015 is attributable to our reduction in earnings before tax, principally as a result of lower profits in our Oil and Gas segment. The increase in the effective tax rate is attributable to an increase in the valuation allowance on foreign tax credits.

Net Earnings – Net earnings for the three months ended June 30, 2015 were $6.5 million compared to net earnings of $13.4 million for the three months ended June 30, 2014. Earnings before income taxes for the three months ended June 30, 2015 was $11.0 million compared to earnings before income tax of $21.7 million for the same period in 2014. Earnings per diluted share were $0.41 for the current quarter compared to earnings per diluted share of $0.85 for the prior year quarter. The decrease in earnings before taxes for the quarter ended June 30, 2015 is principally attributable to the decreased profits in our Oil and Gas and Technical Services segments, partially offset by increased profits in our Air Medical segment. We had 15.7 million weighted average diluted common shares outstanding during the three months ended June 30, 2015 and 2014.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $112.8 million for the three months ended June 30, 2015, compared to $128.0 million for the three months ended June 30, 2014, a decrease of $15.2 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 25,743 for the most recent quarter compared to 30,675 for the same quarter in the prior year, a decrease of 4,932 flight hours. The decline in flight hours is attributable to lower flight hours for all model types due to lower oil and gas exploration and production activities in response to lower prevailing oil prices. During the second quarter of 2015, we had fewer light and medium aircraft on contract and experienced decreased flight hours for our medium and heavy aircraft.

The number of aircraft deployed in the segment was 167 at June 30, 2015, compared to 170 at June 30, 2014. We added six new aircraft to our Oil and Gas segment since June 30, 2014, consisting of five heavy and one light aircraft. We have sold or disposed of ten light aircraft in the Oil and Gas segment since June 30, 2014. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $100.3 million for the three months ended June 30, 2015, compared to $103.5 million for the three months ended June 30, 2014, a decrease of $3.2 million. Aircraft fuel decreased $4.1 million due to a reduction in the volume of fuel consumed and lower fuel rates. There were also decreases in aircraft parts expense of $1.7 million and aircraft warranty costs of $0.5 million. These decreases were partially offset by increases in aircraft depreciation of $0.8 million, increases in component repair expense of $0.7 million, and increases in aircraft rent expense of $0.7 million, due to additional leased aircraft added to the fleet. Other items decreased, net $0.9 million.

Selling, general, and, administrative segment expenses were $1.3 million for the three months ended June 30, 2015 and $1.5 million for the three months ended June 30, 2014. The $0.2 million decrease is primarily attributable to decreased employee compensation expense, due to severance paid in the prior year.

Oil and Gas segment profit was $11.3 million for the quarter ended June 30, 2015, compared to segment profit of $23.1 million for the quarter ended June 30, 2014. The decrease in segment profit was due to decreased revenues attributable to the above-described factors.

Air Medical – Air Medical segment revenues were $81.6 million for the three months ended June 30, 2015, compared to $79.4 million for the three months ended June 30, 2014, an increase of $2.2 million as a result of increased revenues from our independent provider programs driven by rate increases implemented over the past year and an improvement in our payor mix. Patient transports were 4,757 for the three months ended June 30, 2015, compared to 4,748 for the same period in the prior year.

The number of aircraft in the segment at June 30, 2015 was 100 compared to 99 at June 30, 2014. Since June 30, 2014, we added two medium aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $63.6 million for the three months ended June 30, 2015, compared to $62.7 million for the three months ended June 30, 2014, an increase of $0.9 million. We incurred increases in employee compensation costs of $2.6 million due to additional personnel and compensation rate increases. Component repair costs also increased $2.5 million as a result of scheduled maintenance for certain light aircraft. These increases were partially offset by a decrease in cost of goods sold of $3.2 million and a decrease in aircraft fuel expense of $0.6 million. The decrease in cost of goods sold is related to certain items that are billed on a cost plus basis on our Middle East project. Other items decreased, net $0.4 million.

Selling, general and administrative segment expenses were $2.5 million for the three months ended June 30, 2015, compared to $2.9 million for the three months ended June 30, 2014. The $0.4 million decrease was primarily due to a decrease in outside services of $0.3 million and a decrease in travel costs of $0.1 million.

Air Medical segment profit was $15.5 million for the quarter ended June 30, 2015, compared to a segment profit of $13.8 million for the quarter ended June 30, 2014. The increase in profit is primarily attributable to the increased revenues described above, partially offset by increased operating expenses.

Technical Services – Technical Services revenues were $4.1 million for the three months ended June 30, 2015, compared to $4.7 million for the three months ended June 30, 2014. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer. The current projects with this customer are expected to be completed in the third quarter of 2015, after which additional projects are expected to begin and continue through 2016. Technical Services segment loss was $1.2 million for the three months ended June 30, 2015, compared to segment profit of $0.4 million for the three months ended June 30, 2014. Direct expenses increased $0.9 million compared to the prior year quarter.

For additional information on our segments, see Note 10.

Six Months Ended June 30, 2015 compared with Six Months Ended June 30, 2014

Combined Operations

Operating Revenues - Operating revenues for the six months ended June 30, 2015 were $402.7 million, compared to $409.2 million for the six months ended June 30, 2014, a decrease of $6.5 million. Oil and Gas segment operating revenues decreased $20.8 million for the six months ended June 30, 2015, related primarily to decreased aircraft flight revenues for all model types resulting predominately from less aircraft on contract and decreased flight hours for these aircraft. Operating revenues in our Air Medical segment increased $6.6 million due principally to increased revenues attributable to our independent provider programs, driven principally by an improvement in payor mix and rate increases over the past year. Technical Services operating revenues increased $7.7 million due to services provided to a third party customer under projects discussed further below.

Total flight hours for the six months ended June 30, 2015 were 68,178 compared to 73,840 for the six months ended June 30, 2014. Oil and Gas segment flight hours decreased 5,184 hours, due principally to decreases in light and medium aircraft flight hours, partially offset by an increase in heavy aircraft flight hours. Air Medical segment flight hours decreased 516 hours from the six months ended June 30, 2014, due to decreased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 8,702 for the six months ended June 30, 2015, compared to 8,853 transports for the six months ended June 30, 2014.

Direct Expenses – Direct operating expense was $338.2 million for the six months ended June 30, 2015, compared to $329.1 million for the six months ended June 30, 2014, an increase of $9.1 million, or 3%. Employee compensation expense increased $3.2 million due to a headcount increase of approximately 1% compared to the prior year, coupled with compensation rate increases. Employee compensation expense represented approximately 46% of total direct expense for the six months ended June 30, 2015 and 2014. In addition, we experienced increases of $0.7 million in aircraft rent expense (representing 7% of total direct expense), increases of $2.0 million in aircraft depreciation (representing 6% of total direct expense), and increases of $2.2 million in aircraft warranty expense due to additional aircraft added to the fleet and vendor rate increases (representing 7% of direct expense). We also experienced increases in component repair costs of $5.4 million (representing 6% of total direct expense), primarily due to scheduled maintenance performed in the current year. Fuel expense decreased $8.4 million (representing 4% of total direct expense) due to lower per unit fuel costs and the reduction in flight hours. Costs of goods sold increased $3.6 million, primarily related to expanded services provided to an external customer by our Technical Services segment. Other direct costs items increased $0.4 million, net.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $23.3 million for the six months ended June 30, 2015, compared to $21.0 million for the six months ended June 30, 2014. The $2.3 million increase was primarily attributable to increased employee compensation expense.

Gain (loss) on disposal of assets, net – Gain on asset dispositions was $0.1 million for the six months ended June 30, 2015, compared to a loss of $1.3 million for the six months ended June 30, 2014. In the first half of 2014, we sold two light, one medium, and one fixed wing aircraft that no longer met our strategic needs. See Note 8.

Equity in loss of unconsolidated affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. See Note 11.

Interest Expense – Interest expense was $14.3 million for the six months ended June 30, 2015, compared to $15.0 for the six months ended June 30, 2014, principally due to lower outstanding debt balances and lower average interest rates. Our interest expense in the first half of 2014 was higher due to non-recurring interest charges associated with late foreign tax payments.

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

Other income, net – Other income was $1.0 million for the six months ended June 30, 2015 compared to $0.3 million for the same period in 2014 and represents primarily interest income.

Income Taxes – Income tax expense for the six months ended June 30, 2015 was $11.2 million compared to income tax expense of $5.1 million for the six months ended June 30, 2014. Our effective tax rate was 40% and 39% for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in income tax expense is primarily attributable to lower earnings before tax for the six months ended June 30, 2014 as a result of extinguishment charges related to the above-described redemption of our 8.625% Senior Notes, compared to the six months ended June 30, 2015.

Net Earnings – Net earnings for the six months ended June 30, 2015 was $16.8 million compared to net earnings of $8.0 million for the six months ended June 30, 2014. Earnings before income taxes for the six months ended June 30, 2015 was $28.0 million compared to earnings before income tax of $13.2 million for the same period in 2014. Earnings per diluted share was $1.07 for the current six months compared to earnings per diluted share of $0.52 for the prior year six months. The favorable variance is attributable to the pre-tax charge of $29.2 million related to the early retirement of our 8.625% Senior Notes recorded in the first half of last year. We had 15.7 million and 15.6 million weighted average diluted common shares outstanding during the six months ended June 30, 2015 and 2014, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $233.2 million for the six months ended June 30, 2015, compared to $254.0 million for the six months ended June 30, 2014, a decrease of $20.8 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 50,879 for the current six months compared to 56,063 for the same six months in the prior year, a decrease of 5,184 flight hours. The decline in flight hours is attributable to lower flight hours for our light and medium aircraft, partially offset by increased flight hours for our heavy aircraft. The decrease in revenue is primarily due to decreased revenues for all model types, primarily attributable to less aircraft on contract and decreased light and medium aircraft flight hours for these aircraft in the Gulf of Mexico.

The number of aircraft deployed in the segment was 167 at June 30, 2015, compared to 170 at June 30, 2014. We added six new aircraft to our Oil and Gas segment since June 30, 2014, consisting of five heavy and one light aircraft. We have sold or disposed of ten light aircraft in the Oil and Gas segment since June 30, 2014. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $200.6 million for the six months ended June 30, 2015, compared to $200.8 million for the six months ended June 30, 2014, a decrease of $0.2 million. Employee compensation expenses increased $1.2 million due to increases in personnel and compensation rate increases. There were increases in aircraft rent expense of $0.8 million, aircraft depreciation of $2.0 million, aircraft warranty costs of $1.2 million, and component repair costs of $1.2 million, due to the additional heavy aircraft added to the fleet. Aircraft fuel costs decreased $7.3 million due to a reduction in the volume of fuel consumed and lower fuel rates. Other items increased $0.7 million, net.

Selling, general and administrative segment expenses were $2.4 million for the six months ended June 30, 2015 and $2.5 million for the six months ended June 30, 2014. The decrease was primarily due to decreased business travel expense.

Oil and Gas segment profit was $30.2 million for the six months ended June 30, 2015, compared to segment profit of $50.7 million for the six months ended June 30, 2014. The decrease in segment profit was due to the decreased revenues detailed above.

Air Medical – Air Medical segment revenues were $154.0 million for the six months ended June 30, 2015, compared to $147.4 million for the six months ended June 30, 2014, an increase of $6.6 million. Operating revenues in our independent provider programs increased $6.6 million primarily due to improved payor mix and rate increases implemented over the past year. Patient transports were 8,702 for the six months ended June 30, 2015, compared to 8,853 for the same period in the prior year. Operating revenues in our traditional provider programs increased $0.4 million due to the expansion of our overseas operations. Other segment revenue decreased $0.4 million.

The number of aircraft in the segment at June 30, 2015 was 100 compared to 99 at June 30, 2014. Since June 30, 2014, we added two medium aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $123.6 million for the six months ended June 30, 2015, compared to $122.1 million for the six months ended June 30, 2014, an increase of $1.5 million. Employee compensation expenses increased $2.1 million due to increases in personnel and compensation rate increases. There were also increases in spare parts and component repair costs of $0.7 million and $4.2 million, respectively, due to additional aircraft added to the fleet and scheduled maintenance for certain model types. We also experienced increases in warranty costs of $0.9 million. In 2014, we terminated the manufacturer’s warranty program for certain aircraft, which resulted in a $0.9 million credit to aircraft warranty expense in the first quarter of 2014. There was a decrease in cost of goods sold of $3.0 million due to certain costs attributable to our international operations which we bill on a cost plus basis. We also experienced decreases in aircraft insurance of $0.8 million due to a favorable loss experience, fuel costs of $1.1 million due to lower per unit fuel costs and reduced flight hours, and property taxes of $0.5 million. Other direct expense items decreased by a net of $1.0 million.

Selling, general and administrative segment expenses were $5.2 million for the six months ended June 30, 2015, compared to $5.1 million for the six months ended June 30, 2014. The $0.1 million increase was primarily due to an increase of $0.5 million in employee compensation expense, due to additional personnel and compensation rate increases, offset by decreases in promotional expenses of $0.1 million and outside service expenses of $0.3 million.

Air Medical segment profit was $25.3 million for the six months ended June 30, 2015, compared to a segment profit of $20.2 million for the six months ended June 30, 2014. The increase in profit is primarily attributable to the increased revenues described above, partially offset by the increased aircraft operating expenses described above.

Technical Services – Technical Services revenues were $15.5 million for the six months ended June 30, 2015, compared to $7.8 million for the six months ended June 30, 2014. Direct expense increased $7.8 million compared to the prior year six months. The increase in revenue is due primarily to an increase of technical services provided to a third party customer. The current projects for this customer are expected to be completed in the third quarter of 2015, after which additional projects are expected to begin and continue through 2016. Technical Services segment profit was $1.2 million for the six months ended June 30, 2015, compared to $1.6 million for the six months ended June 30, 2014.

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

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $3.7 million at June 30, 2015, compared to $6.3 million at December 31, 2014. Short-term investments were $217.1 million at June 30, 2015, compared to $185.2 million at December 31, 2014. We also had $15.3 million and $15.5 million in restricted investments at June 30, 2015 and December 31, 2014, respectively, securing outstanding letters of credit.

Operating activities - Net cash provided by operating activities was $69.3 million for the six months ended June 30, 2015, compared to $45.3 million for the same period in 2014, an increase of $24.0 million. The $24.0 million increase in cash flow from operations is due to a favorable variance in changes in working capital during the first half of 2015. We had a $5.5 million increase in cash flow compared to prior year due to timing of payments related to aircraft insurance and training and a $6.6 million increase due to timing of tax payments related to our Air Medical contract in the Middle East. Our cash flow from our Air Medical independent provider customers provided an increase of $8.7 million, and lastly, we had a reduction of $2.7 million in payments for warranty cost due to changes in coverage.

Investing activities - Net cash used in investing activities was $62.1 million for the six months ended June 30, 2015, compared to $111.6 million for the same period in 2014. Purchases and sales of short-term investments used $33.0 million of cash during the six months ended June 30, 2015 compared to $51.3 million in the comparable prior year period. This decrease in purchases of short-term investments is principally due to our purchase of $71.0 million of short-term investments in the first half of 2014 with the net proceeds from our March 2014 senior note issuance (net of debt repayments). Gross proceeds from asset dispositions in the first half of 2015 were $0.6 million, compared to $7.1 million for the same period in 2014. Capital expenditures were $29.5 million for the six months ended June 30, 2015, compared to $66.9 million for the same period in 2014. Capital expenditures for aircraft and aircraft improvements accounted for $26.5 million and $63.8 million of these totals for the six months ended 2015 and 2014, respectively, which reflects a substantial decrease in the number of aircraft purchased by us in the first half of 2015 as compared to the same period in 2014. During the first quarter of 2015, we (i) exercised a purchase option on one heavy aircraft and (ii) took delivery of another heavy aircraft to be paid for in the third quarter of 2015.

Financing activities – Financing activities during the first half of 2015 included net payments of $7.5 million on our revolving credit facility and $2.3 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Financing activities during the first half of 2014 included the issuance of $500 million of 5.25% Senior Notes due 2019 on March 17, 2014, as further described below. Net proceeds of $494.9 million from this issuance were used to repurchase $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer that also settled on March 17, 2014. Our total cost to repurchase those notes was $29.2 million, including the tender premium of $26.1 million and $3.2 million of unamortized issuance costs. We had net payments of $79.0 million on the revolving credit facility during the first quarter of 2014.

Other – Our cash taxes paid during the period ended June 30, 2015 were substantially lower than our cash taxes for the comparable prior six-month period in 2014 due to the timing of foreign taxes paid.

Long Term Debt

As of June 30, 2015, our total long-term debt was $535.5 million, consisting of our $500 million of 5.25% Senior Notes due 2019 and $35.5 million borrowed under our revolving credit facility.

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

At June 30, 2015, we had $35.5 million in borrowings under our credit facility. At the same date in 2014, we had no borrowings under our credit facility.

Other – We maintain a separate letter of credit facility described in Note 5 that had $15.3 million of letters of credit outstanding at June 30, 2015.

For additional information on our long term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of June 30, 2015, related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. We have presented the information below as if those cancellations were effective at June 30, 2015. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of June 30, 2015. As of June 30, 2015, we leased 24 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2015(1)	2016(2)	2017	2018	2019	Beyond 2019
		(Thousands of dollars)
Aircraft purchase commitments (3)	$55,296	$55,296	$—	$—	$—	$—	$—
Aircraft lease obligations	279,376	22,685	42,885	40,595	36,914	30,262	106,035
Other lease obligations	15,737	3,070	4,055	2,916	2,199	1,341	2,156
Long-term debt(4)	535,500	—	35,500	—	—	500,000	—
Senior notes interest(4)	105,000	13,125	26,250	26,250	26,250	13,125	—

	$990,909	$94,176	$108,690	$69,761	$65,363	$544,728	$108,191

(1)	Payments due during the last six months of 2015 only.
(2)	In July 2015, we cancelled the orders on the four heavy aircraft we had scheduled for delivery in 2016. The total amount of the order was $113 million. We have presented the information below as if those cancellations were effective at June 30, 2015.
(3)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.
(4)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of June 30, 2015 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of June 30, 2015, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2019. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Whether we exercise these options will depend upon market conditions and our available cash at the respective exercise dates..

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

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $32.2 million weighted average loan balance during the six months ended June 30, 2015, a 10% increase (0.243%) in interest rates would have reduced our annual pre-tax earnings approximately $0.1 million, but would not have changed the fair market value of this debt.

Our $500 million of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At June 30, 2015, the market value of the notes was approximately $465.0 million, based on quoted market prices.

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

During the second quarter of 2015 we (i) withheld from employees and canceled 460 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligations and (ii) repurchased as treasury shares 3,581 shares of our non-voting common stock under our recently-implemented voluntary employee stock repurchase plan. The following table provides additional information about these transactions.

	Total Number of Shares Purchased	Average Price Paid per Share
Period
April 1, 2015 – April 30, 2015	2,139	$32.60
May 1, 2015 – May 31, 2015	1,902	$31.93

Total	4,041	$32.29

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 7, 2015).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 8-K filed March 5, 2013).

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

4.4	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.5	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

4.6	Registration Rights Agreement, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and UBS Securities, LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed March 17, 2014).

10.1	Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to PHI’s Information Statement on Schedule 14C filed April 13, 2015).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

August 7, 2015	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 7, 2015	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer