Form 10-Q
period 2015-09-30
PHI INC
filed 2015-11-06
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,684,205 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash	$5,552	$6,270
Short-term investments	284,835	185,244
Accounts receivable – net
Trade	153,088	178,833
Other	2,906	1,928
Inventories of spare parts – net	70,175	73,793
Prepaid expenses	11,569	9,314
Deferred income taxes	9,915	9,915
Income taxes receivable	1,227	1,227

Total current assets	539,267	466,524

Property and equipment – net	887,386	877,818
Restricted investments	15,336	15,485
Other assets	10,357	16,253

Total assets	$1,452,346	$1,376,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,639	$27,700
Accrued and other current liabilities	50,141	52,812

Total current liabilities	78,780	80,512

Long-term debt	578,220	543,000
Deferred income taxes	156,514	140,532
Other long-term liabilities	14,637	14,968

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,684,205 and 12,576,916 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,269	1,258
Additional paid-in capital	304,392	301,533
Treasury stock, at cost – 8,018 shares	(252)	—
Accumulated other comprehensive loss	(188)	(211)
Retained earnings	318,683	294,197

Total shareholders’ equity	624,195	597,068

Total liabilities and shareholders’ equity	$1,452,346	$1,376,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues, net	$214,733	$216,294	$617,477	$625,510

Expenses:
Direct expenses	182,064	170,531	520,099	499,541
Selling, general and administrative expenses	11,575	10,903	34,859	31,891

Total operating expenses	193,639	181,434	554,958	531,432

(Gain) loss on disposal of assets	(165)	56	(238)	1,371
Equity in loss (income) of unconsolidated affiliate	75	(319)	249	(213)

Operating income	21,184	35,123	62,508	92,920

Interest expense	7,366	7,084	21,691	22,121
Loss on debt extinguishment	—	—	—	29,833
Other income, net	(472)	(238)	(1,501)	(498)

	6,894	6,846	20,190	51,456

Earnings before income taxes	14,290	28,277	42,318	41,464
Income tax expense	6,621	11,028	17,832	16,168

Net earnings	$7,669	$17,249	$24,486	$25,296

Weighted average shares outstanding:
Basic	15,587	15,483	15,558	15,483
Diluted	15,652	15,727	15,640	15,646

Net earnings per share:
Basic	$0.49	$1.11	$1.57	$1.63
Diluted	$0.49	$1.10	$1.57	$1.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$7,669	$17,249	$24,486	$25,296
Unrealized gain (loss) on short-term investments	12	(165)	(7)	(126)
Other unrealized gain	—	—	24	—
Changes in pension plan assets and benefit obligations	4	(1)	4	9
Tax effect	(6)	64	3	45

Total comprehensive income	$7,679	$17,147	$24,510	$25,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

					Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Voting Common Stock		Non-Voting Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965

Net earnings	—	—	—	—	—	—	25,296	25,296
Unrealized gain on short-term investments	—	—	—	—	—	(77)	—	(77)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	5	—	5
Amortization of unearned stock-based compensation	—	—	—	—	3,289	—	—	3,289
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	12	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(178)	—	—	(178)

Balance at September 30, 2014	2,906	$291	12,576	$1,258	$300,043	$(96)	$286,805	$588,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Com- prehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$—	$(211)	$294,197	$597,068

Net earnings	—	—	—	—	—	—	—	24,486	24,486
Unrealized loss on short-term investments	—	—	—	—	—	—	(3)	—	(3)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	—	2	—	2
Amortization of unearned stock-based compensation	—	—	—	—	5,059	—	—	—	5,059
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	177	18	—	—	—	—	18
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(69)	(7)	(2,200)	—	—	—	(2,207)
Purchase of treasury stock	—	—	—	—	—	(252)	—	—	(252)
Other	—	—	—	—	—	—	24	—	24

Balance at September 30, 2015	2,906	$291	12,684	$1,269	$304,392	$(252)	$(188)	$318,683	$624,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net earnings	$24,486	$25,296
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,312	36,906
Deferred income taxes	15,983	9,254
(Gain) loss on asset dispositions	(238)	1,371
Equity in loss (gain) of unconsolidated affiliate	249	(213)
Loss on debt extinguishment	—	29,833
Inventory valuation reserves	1,576	—
Changes in operating assets and liabilities	11,787	(46,362)

Net cash provided by operating activities	108,155	56,085

Investing activities:
Purchase of property and equipment	(48,244)	(131,478)
Proceeds from asset dispositions	3,469	7,171
Purchase of short-term investments	(560,148)	(439,745)
Proceeds from sale of short-term investments	458,468	338,253
Refund of deposits on aircraft	6,010	9,506
Payment of deposits on aircraft	(1,207)	(6,882)
Other	—	(175)

Net cash used in investing activities	(141,652)	(223,350)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	—	500,000
Premium and costs to retire debt early	—	(26,749)
Repayment of Senior Notes due 2018	—	(300,000)
Debt issuance costs	—	(6,232)
Proceeds from line of credit	206,660	205,604
Payments on line of credit	(171,440)	(203,000)
Repurchase of common stock	(2,441)	(176)

Net cash provided by financing activities	32,779	169,447

(Decrease) increase in cash	(718)	2,182
Cash, beginning of period	6,270	934

Cash, end of period	$5,552	$3,116

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$27,161	$24,896

Income taxes	$3,061	$9,950

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$45	$76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

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

Our financial results, particularly as they relate to our Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

Accounting Policies - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard was initially effective for public entities for annual and interim periods beginning after December 15, 2016. However, the FASB has decided to defer the effective date of this new revenue standard to reporting periods beginning after December 15, 2017. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, similar to debt discounts. Issuance costs attributable to revolving debt arrangements may continue to be presented as an asset on the balance sheet. This pronouncement is effective for fiscal years, and interim periods beginning after December 15, 2015. We currently recognize debt issuance costs on our balance sheet in Other assets. The balance at September 30, 2015 was $4.3 million. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

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

Investments consisted of the following as of September 30, 2015:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,400	$—	$—	$18,400
Commercial paper	5,977	—	(1)	5,976
U.S. Government agencies	3,501	1	(1)	3,501
Corporate bonds and notes	272,546	27	(279)	272,294

Subtotal	300,424	28	(281)	300,171

Deferred compensation plan assets included in other assets	2,229	—	—	2,229

Total	$302,653	$28	$(281)	$302,400

Investments consisted of the following as of December 31, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$68,612	$—	$—	$68,612
Municipal bonds and notes	1,500	2	—	1,502
Corporate bonds and notes	130,864	19	(268)	130,615

Subtotal	200,976	21	(268)	200,729
Deferred compensation plan assets included in other assets	2,386	—	—	2,386

Total	$203,362	$21	$(268)	$203,115

At September 30, 2015 and December 31, 2014, we classified $15.3 million and $15.5 million, respectively, of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	September 30, 2015		December 31, 2014
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$145,914	$145,866	$70,180	$70,169
Due within two years	136,110	135,905	62,184	61,948

Total	$282,024	$281,771	$132,364	$132,117

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	September 30, 2015		December 31, 2014
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial paper	0.553	246	—	—
U.S. Government agencies	0.736	546	—	—
Municipal bonds and notes	—	—	0.528	134
Corporate bonds and notes	1.725	366	1.828	348

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	September 30, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial paper	$5,977	$(1)	$—	$—
U.S. Government agencies	2,499	(1)	—	—
Corporate bonds and notes	187,323	(247)	30,332	(30)

Total	$195,799	$(249)	$30,332	$(30)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	September 30, 2015		December 31, 2014
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$28,966	$(31)	$—	$—

Total	$28,966	$(31)	$—	$—

From time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at September 30, 2015 or December 31, 2014. We have also determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the three months ended September 30, 2015. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

3.	REVENUE RECOGNITION AND VALUATION ACCOUNTS

We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $2.5 million at September 30, 2015, and $1.4 million at December 31, 2014, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $114.6 million and $96.6 million as of September 30, 2015 and December 31, 2014, respectively. The allowance for uncompensated care was $38.7 million and $41.9 million as of September 30, 2015 and December 31, 2014, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.2 million for the quarters ended September 30, 2015 and 2014. The estimated cost of providing charity services was $0.4 million and $0.3 million for the quarters ended September 30, 2015 and 2014, respectively. The value of these services was $7.0 million for the nine months ended September 30, 2015 and 2014. The estimated cost of providing charity services was $1.5 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) was as follows:

	As of
	September 30, 2015	December 31, 2014
Allowance for Contractual Discounts	57%	53%
Allowance for Uncompensated Care	19%	23%

Our contract in the Middle East requires us to provide multiple services, including helicopter leasing, flight services for helicopter emergency medical service operations, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. All services are delivered and earned monthly over a three-year contractual period which began on September 29, 2012. The original expiration date of September 29, 2015 was subsequently extended to December 29, 2015 and we are currently negotiating a replacement contract with this customer. Each of the major services mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each specific service was determined based upon third-party evidence and estimates.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $14.5 million and $13.5 million at September 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		September 30, 2015
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$18,400	$18,400	$—
Commercial paper	5,976	—	5,976
U.S. Government agencies	3,501	—	3,501
Corporate bonds and notes	272,294	—	272,294

	300,171	18,400	281,771

Deferred compensation plan assets	2,229	2,229	—

Total	$302,400	$20,629	$281,771

		December 31, 2014
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$68,612	$68,612	$—
Municipal bonds and notes	1,502	—	1,502
Corporate bonds and notes	130,615	—	130,615

	200,729	68,612	132,117

Deferred compensation plan assets	2,386	2,386	—

Total	$203,115	$70,998	$132,117

We hold our short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not actively traded. These items may not be traded daily; examples include corporate bonds and U.S. government agencies debt. There have been no reclassifications of assets between Level 1 and Level 2 investments during the periods covered by the financial statements included in this report. We hold no Level 3 investments. Investments reflected on our balance sheets as Other assets, which relate to our liability under the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at September 30, 2015 and December 31, 2014. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $430.3 million and $425.6 million at September 30, 2015 and December 31, 2014, respectively.

5.	LONG-TERM DEBT

The components of long-term debt as of the dates indicated below were as follows:

	September 30, 2015	December 31, 2014
	(Thousands of dollars)
Senior Notes dated March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$500,000

Revolving Credit Facility due October 1, 2017 with a group of commercial banks, interest payable at variable rates	78,220	43,000

Total long-term debt	$578,220	$543,000

Senior Notes - During the quarter ended March 31, 2014, we issued $500 million of 5.25% Senior Notes due March 2019. Proceeds were approximately $494 million, net of fees and expenses, and a portion of these proceeds were used to retire on March 17, 2014 $292.6 million of our $300 million previously outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014, we recorded a pretax charge of $29.2 million in the quarter ended March 31, 2014, which consisted of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We recorded a pre-tax charge of $0.6 million in the third quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million.

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

Revolving Credit Facility – On September 25, 2015, we amended our revolving credit facility to extend the maturity date to October 1, 2017. Under this facility, we can borrow up to $150 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility). As of September 30, 2015, we were in compliance with these covenants.

Other - We maintain a separate letter of credit facility that had $15.3 million and $15.5 million in letters of credit outstanding at September 30, 2015 and December 31, 2014, respectively. We have letters of credit securing our workers compensation policies and a traditional provider contract.

Cash paid to fund interest expense was $13.5 million for the quarter ended September 30, 2015 and $13.1 million for the quarter ended September 30, 2014. Cash paid to fund interest expense was $27.2 million for the nine months ended September 30, 2015 and $24.9 million for the nine months ended September 30, 2014. Included in the 2014 interest expense was $10.7 million of accrued interest expense paid for the 8.625% Senior Notes that we purchased on March 17, 2014 and April 16, 2014 in the transactions described above.

6.	EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average outstanding shares of common stock, basic	15,587	15,483	15,558	15,483
Dilutive effect of unvested restricted stock units	65	244	82	163

Weighted average outstanding shares of common stock, diluted	15,652	15,727	15,640	15,646

7.	STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the nine months and quarters ended September 30, 2015 and 2014.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$619	$584	$1,827	$1,033
Performance-based restricted stock units	1,081	975	3,232	2,256

Total stock-based compensation expense	$1,700	$1,559	$5,059	$3,289

During the quarter and nine months ended September 30, 2015, 13,545 and 33,593 time-based restricted stock units were awarded to managerial employees, respectively.

During the quarter and nine months ended September 30, 2015, 765 and 152,331 performance-based restricted stock units were awarded to managerial employees, respectively.

During the quarter and nine months ended September 30, 2014, 2,197 and 138,864 time-based restricted stock units were awarded to managerial employees, respectively.

During the quarter and nine months ended September 30, 2014, 806 and 116,612 performance-based restricted stock units were awarded to managerial employees, respectively.

8.	ASSET DISPOSALS

During the third quarter of 2015, we sold or disposed of six light aircraft previously utilized in the Oil and Gas segment. Cash proceeds totaled $2.3 million, resulting in a gain on the sale of these assets of $0.2 million. These aircraft no longer met our strategic needs. There were no sales or disposals of aircraft during the third quarter of 2014, but we did have minor sales and disposals of various ancillary equipment.

9.	COMMITMENTS AND CONTINGENCIES

Commitments – In 2014, we exercised our option to purchase six additional new heavy helicopters for our Oil and Gas segment with deliveries scheduled in 2015 and 2016. During the first quarter of 2015, we took delivery of one of these heavy aircraft that we paid for in the third quarter of 2015, and during the fourth quarter of 2015 we expect to take delivery of a second of these heavy aircraft. In July 2015, we executed a contract amendment to cancel the purchase of the remaining four aircraft under the contract.

Total aircraft deposits of $3.5 million were included in Other assets as of September 30, 2015. This amount represents deposits paid by us as required under aircraft purchase contracts.

On January 2, 2015, we purchased one heavy aircraft previously leased by us pursuant to a purchase option in the lease contract for an aggregate purchase price of $17.7 million.

As of September 30, 2015, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2019. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Whether we exercise these options will depend upon market conditions and our available cash at the respective exercise dates.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of September 30, 2015 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are currently providing samples twice a year for both sites. Based upon our working relationship and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

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

At September 30, 2015, we had approximately $304.1 million in aggregate commitments under operating leases of which approximately $12.9 million is payable through December 31, 2015. The total lease commitments include $288.4 million for aircraft and $15.7 million for facility lease commitments.

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

During the quarter ended September 30, 2015, we offered a Voluntary Employee Retirement Package (“VERP”) to each pilot and base manager in our Oil and Gas segment who had attained age 65 and a minimum of 20 years of service with PHI. Thirty-seven employees accepted this VERP. We recorded related severance costs of $6.5 million during the third quarter of 2015. At September 30, 2015, $4.9 million of these severance costs remained unpaid.

Subsequent to September 30, 2015, we offered a VERP to each pilot in our Oil and Gas and Air Medical segments who have attained age 65 and to all other employees in our Oil and Gas segment and corporate operations who had attained age 65 and a minimum of 20 years of service with PHI. Eligible employees must accept these offers before November 30, 2015. If all eligible employees accept these offers, our estimated total severance costs associated with these offers would be approximately $8.1 million. However, we cannot estimate at this time what percentage of eligible employees will accept these offers.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At September 30, 2015, we operated 161 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended September 30, 2015 and 2014, approximately 56% and 62% of our total operating revenues were generated by our Oil and Gas segment. Our Oil and Gas segment generated approximately 57% and 62% of our total operating revenue for the nine months ended September 30, 2015 and 2014, respectively.

Air Medical Segment. The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

As of September 30, 2015, 106 aircraft were assigned to our Air Medical segment. At such date, we operated approximately 93 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 74 separate locations. We also provide air medical transportation services for a customer overseas. For this program, we have deployed nine aircraft at five locations, with eight aircraft generating revenues as of September 30, 2015. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended September 30, 2015 and 2014, approximately 40% and 37% of our total operating revenues were generated by our Air Medical segment. For the nine months ended September 30, 2015 and 2014, approximately 37% and 36% of our total operating revenues were generated by our Air Medical segment, respectively.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by private insurance, Medicaid or Medicare, or directly by transported patients who self-pay. As further described in Note 3, revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of insurance, Medicaid, Medicare, and self-pay). Estimates regarding the payor mix and changes in reimbursement rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts fully closed, by category.

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Revenue
	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision for contractual discounts	63%	73%	65%	71%
Provision for uncompensated care	11%	0%	9%	3%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Insurance	74%	76%	74%	74%
Medicare	17%	16%	17%	18%
Medicaid	8%	8%	8%	8%
Self-Pay	1%	0%	1%	0%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 34% and 36% of the segment’s revenues for the quarters ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, these contracts generated approximately 37% and 39% of the segment’s revenues.

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

For the three month periods ended September 30, 2015 and 2014, approximately 4% and 2%, respectively, of our total operating revenues were generated by our Technical Services segment. For the nine month periods ended September 30, 2015 and 2014, approximately 4% and 2%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$121,190	$133,763	$354,425	$387,782
Air Medical	85,516	79,080	239,543	226,459
Technical Services	8,027	3,451	23,509	11,269

Total operating revenues, net	214,733	216,294	617,477	625,510

Segment direct expenses (1)
Oil and Gas (2)	109,500	105,252	310,093	306,076
Air Medical	65,474	61,215	189,089	183,320
Technical Services	7,165	3,745	21,166	9,932

Total direct expenses	182,139	170,212	520,348	499,328

Segment selling, general and administrative expenses
Oil and Gas	1,397	1,047	3,831	3,570
Air Medical	2,302	2,212	7,458	7,301
Technical Services	230	—	552	3

Total segment selling, general and administrative expenses	3,929	3,259	11,841	10,874

Total segment expenses	186,068	173,471	532,189	510,202

Net segment profit (loss)
Oil and Gas	10,293	27,464	40,501	78,136
Air Medical	17,740	15,653	42,996	35,838
Technical Services	632	(294)	1,791	1,334

Total	28,665	42,823	85,288	115,308

Other, net (3)	637	182	1,739	(873)
Unallocated selling, general and administrative costs (1)	(7,646)	(7,644)	(23,018)	(21,017)
Interest expense	(7,366)	(7,084)	(21,691)	(22,121)
Loss on debt extinguishment	—	—	—	(29,833)

Earnings before income taxes	$14,290	$28,277	$42,318	$41,464

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Direct Expense:

Oil and Gas	$11,194	$7,515	$32,797	$21,751
Air Medical	4,100	3,232	12,948	9,541
Technical Services	130	94	390	269

Total	$15,424	$10,841	$46,135	$31,561

Unallocated SG&A	$2,376	$2,246	$8,177	$5,345

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income.

11.	INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of September 30, 2015, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended September 30, 2015, we recorded a loss in equity of unconsolidated affiliate of $0.1 million, compared to income of $0.3 million for the quarter ended September 30, 2014, relative to our 49% equity ownership. For the nine months ended September 30, 2015, we recorded a loss in equity of unconsolidated affiliate of $0.2 million, compared to income of $0.2 million for the nine months ended September 30, 2014, relative to our 49% equity ownership. In addition, we had $2.8 million of trade receivables and $1.2 million of accrued liabilities as of September 30, 2015 from PHIC. We had $2.8 million of trade receivables and a $0.9 million of accrued liabilities as of December 31, 2014. The trade receivables are included in Accounts receivable - trade on our Condensed Consolidated Balance Sheets. The accrued liabilities are included in Accrued and other current liabilities on our Condensed Consolidated Balance Sheets. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $-0- million at September 30, 2015 and December 31, 2014.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	September 30, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$1,460	$4,092	$—	$5,552
Short-term investments	284,835	—	—	284,835
Accounts receivable – net	91,899	64,095	—	155,994
Intercompany receivable	—	96,250	(96,250)	—
Inventories of spare parts – net	60,893	9,282	—	70,175
Prepaid expenses	8,706	2,863	—	11,569
Deferred income taxes	9,915	—	—	9,915
Income taxes receivable	1,068	159	—	1,227

Total current assets	458,776	176,741	(96,250)	539,267

Investment in subsidiaries	332,687	—	(332,687)	—
Property and equipment – net	638,569	248,817	—	887,386
Restricted investments	15,336	—	—	15,336
Other assets	10,161	196	—	10,357

Total assets	$1,455,529	$425,754	$(428,937)	$1,452,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,510	$8,129	$—	$28,639
Accrued and other current liabilities	35,399	14,742	—	50,141
Intercompany payable	96,250	—	(96,250)	—

Total current liabilities	152,159	22,871	(96,250)	78,780

Long-term debt	578,220	—	—	578,220
Deferred income taxes and other long-term liabilities	100,955	70,196	—	171,151
Shareholders’ Equity:
Common stock and paid-in capital	305,700	86,081	(86,081)	305,700
Accumulated other comprehensive loss	(188)	—	—	(188)
Retained earnings	318,683	246,606	(246,606)	318,683

Total shareholders’ equity	624,195	332,687	(332,687)	624,195

Total liabilities and shareholders’ equity	$1,455,529	$425,754	$(428,937)	$1,452,346

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$124,505	$90,228	$—	$214,733

Expenses:
Direct expenses	111,876	70,192	(4)	182,064

Selling, general and administrative expenses	9,219	2,356	—	11,575

Total operating expenses	121,095	72,548	(4)	193,639

Gain on disposal of assets, net	(165)	—	—	(165)
Equity in loss of unconsolidated affiliate	75	—	—	75

Operating income	3,500	17,680	4	21,184

Equity in net income of consolidated subsidiaries	(10,682)	—	10,682	—
Interest expense	7,274	92	—	7,366
Other income, net	(474)	(2)	4	(472)

	(3,882)	90	10,686	6,894

Earnings before income taxes	7,382	17,590	(10,682)	14,290
Income tax (benefit) expense	(287)	6,908	—	6,621

Net earnings	$7,669	$10,682	$(10,682)	$7,669

	For the quarter ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$128,580	$87,714	$—	$216,294

Expenses:
Direct expenses	105,327	65,208	(4)	170,531

Selling, general and administrative expenses	8,597	2,306	—	10,903

Total operating expenses	113,924	67,514	(4)	181,434

Loss on disposal of assets, net	56	—	—	56
Equity in income of unconsolidated affiliate	(319)	—	—	(319)

Operating income	14,919	20,200	4	35,123

Equity in net income of consolidated subsidiaries	(12,333)	—	12,333	—
Interest expense	7,082	2	—	7,084
Other income, net	(226)	(16)	4	(238)

	(5,477)	(14)	12,337	6,846

Earnings before income taxes	20,396	20,214	(12,333)	28,277
Income tax expense	3,147	7,881	—	11,028

Net earnings	$17,249	$12,333	$(12,333)	$17,249

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$368,202	$249,275	$—	$617,477

Expenses:
Direct expenses	321,841	198,271	(13)	520,099
Selling, general and administrative expenses	27,198	7,661	—	34,859

Total operating expenses	349,039	205,932	(13)	554,958

Gain on disposal of assets, net	(238)	—	—	(238)
Equity in loss of unconsolidated affiliate	249	—	—	249

Operating income	19,152	43,343	13	62,508
Equity in net income of consolidated subsidiaries	(26,044)	—	26,044	—
Interest expense	21,599	92	—	21,691
Other income, net	(1,508)	(6)	13	(1,501)

	(5,953)	86	26,057	20,190

Earnings before income taxes	25,105	43,257	(26,044)	42,318
Income tax expense	619	17,213	—	17,832

Net earnings	$24,486	$26,044	$(26,044)	$24,486

	For the nine months ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$375,326	$250,184	$—	$625,510

Expenses:
Direct expenses	304,668	194,886	(13)	499,541
Selling, general and administrative expenses	24,307	7,584	—	31,891

Total operating expenses	328,975	202,470	(13)	531,432

Loss on disposal of assets, net	1,371	—	—	1,371
Equity in income of unconsolidated affiliate	(213)	—	—	(213)

Operating income	45,193	47,714	13	92,920

Equity in net income of consolidated subsidiaries	(29,118)	—	29,118	—
Interest expense	22,119	2	—	22,121
Loss on debt extinguishment	29,833	—	—	29,833
Other income, net	(495)	(16)	13	(498)

	22,339	(14)	29,131	51,456

Earnings before income taxes	22,854	47,728	(29,118)	41,464
Income tax expense	(2,442)	18,610	—	16,168

Net earnings	$25,296	$29,118	$(29,118)	$25,296

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$7,669	$10,682	$(10,682)	$7,669
Unrealized loss on short-term investments	12	—	—	12
Changes in pension plan assets and benefit obligations	4	—	—	4
Tax effect	(6)	—	—	(6)

Total Comprehensive Income	$7,679	$10,682	$(10,682)	$7,679

	For the quarter ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$17,249	$12,333	$(12,333)	$17,249
Unrealized loss on short-term investments	(165)	—	—	(165)
Changes in pension plan assets and benefit obligations	(1)	—	—	(1)
Tax effect	64	—	—	64

Total Comprehensive Income	$17,147	$12,333	$(12,333)	$17,147

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2015
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$24,486	$26,044	$(26,044)	$24,486
Unrealized loss on short-term investments	(7)	—	—	(7)
Unrealized realized gain	24	—	—	24
Changes in pension plan assets and benefit obligations	4	—	—	4
Tax effect	3	—	—	3

Total Comprehensive Income	$24,510	$26,044	$(26,044)	$24,510

	For the nine months ended September 30, 2014
	Parent Company Only	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$25,296	$29,118	$(29,118)	$25,296
Unrealized loss on short-term investments	(126)	—	—	(126)
Changes in pension plan assets and benefit obligations	9	—	—	9
Tax effect	45	—	—	45

Total Comprehensive Income	$25,224	$29,118	$(29,118)	$25,224

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$39,490	$68,665	$—	$108,155

Investing activities:
Purchase of property and equipment	(48,244)	—	—	(48,244)
Proceeds from asset dispositions	3,469	—	—	3,469
Purchase of short-term investments	(560,148)	—	—	(560,148)
Proceeds from sale of short-term investments	458,468	—	—	458,468
Refund of deposits on aircraft	6,010	—	—	6,010
Payments of deposits on aircraft	(1,207)	—	—	(1,207)

Net cash used in investing activities	(141,652)	—	—	(141,652)

Financing activities:
Proceeds from line of credit	206,660	—	—	206,660
Payments on line of credit	(171,440)	—	—	(171,440)
Repurchase of common stock for payroll tax withholding requirements	(2,441)	—	—	(2,441)
Due to/from affiliate, net	70,792	(70,792)	—	—

Net cash provided by (used in) financing activities	103,571	(70,792)	—	32,779

Increase (decrease) in cash	1,409	(2,127)	—	(718)
Cash, beginning of period	51	6,219	—	6,270

Cash, end of period	$1,460	$4,092	$—	$5,552

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

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

Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are forward-looking statements. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to significant risks, uncertainties, and other factors that may cause the Company’s actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, no assurance can be given that such assumptions will prove correct or even approximately correct. Factors that could cause the Company’s results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: any reduction in demand for our services due to volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico generally, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to successfully secure, maintain and extend favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft from our suppliers, and the availability of capital or lease financing to acquire such aircraft; the availability of adequate insurance; weather conditions and seasonal factors, including reduced daylight hours, tropical storms and hurricanes; unexpected variances in flight hours; the adverse impact of customers terminating or reducing our services; the impact of current or future governmental regulations on us or our customers, including but not limited to the impact of new and pending healthcare legislation and regulations and regulations issued or actions taken by the Federal Aviation Administration; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; operating hazards; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; and general economic conditions and adverse market events. For a more detailed description of risks, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by our subsequently filed quarterly reports on Form 10-Q (“SEC Filings”). Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including, for example, the market prices of oil and gas, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could substantially affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in our forward-looking statements. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC Filings. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

As described further in Note 10, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the oil and gas industry and medical industry. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. When the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. The traditional provider programs in our Air Medical segment are typically billed at a fixed monthly contractual rate plus a variable rate for flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 37%, 39%, 39% and 22% of the segment’s revenues for the nine months ended September 30, 2015, and the years ended December 31, 2014, 2013 and 2012, respectively, with the increase in this percentage being attributable to our implementation of new projects. In our independent provider programs, our revenue is directly dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years. Therefore, changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages, and we may not be able to recover all of these costs increases through rate increases.

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Based on communications with our oil and gas customers, we expect the current downturn in the oil and gas industry will result in lower demand for our oil and gas flight services and lower utilization of all types of our oil and gas aircraft until such time as conditions improve. The ultimate impact of the current industry downturn on our oil and gas operations will depend upon its length and several other factors, most of which we can neither predict nor control.

We recently extended for three months our three-year contract that we entered into on September 29, 2012 to provide air medical flight services and related support services to a customer in the Middle East. Under this three-month extension, the number of aircraft operated by us for this customer has been reduced, which we believe will moderately reduce our Air Medical segment profits for the fourth quarter of 2015 as compared to the fourth quarter of 2014 relative to this contract. We are currently negotiating a five year replacement contract with this customer.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter and nine months ended September 30, 2015 and 2014.

	Quarter Ended September 30,		Favorable (Unfavorable)
	2015	2014
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$121,190	$133,763	$(12,573)
Air Medical	85,516	79,080	6,436
Technical Services	8,027	3,451	4,576

Total operating revenues	214,733	216,294	(1,561)

Segment direct expenses
Oil and Gas (1)	109,500	105,252	(4,248)
Air Medical	65,474	61,215	(4,259)
Technical Services	7,165	3,745	(3,420)

Total segment direct expenses	182,139	170,212	(11,927)

Segment selling, general and administrative expenses
Oil and Gas	1,397	1,047	(350)
Air Medical	2,302	2,212	(90)
Technical Services	230	—	(230)

Total segment selling, general and administrative expenses	3,929	3,259	(670)

Total segment expenses	186,068	173,471	(12,597)

Net segment profit (loss)
Oil and Gas	10,293	27,464	(17,171)
Air Medical	17,740	15,653	2,087
Technical Services	632	(294)	926

Total net segment profit	28,665	42,823	(14,158)

Other, net (2)	637	182	455
Unallocated selling, general and administrative costs	(7,646)	(7,644)	(2)
Interest expense	(7,366)	(7,084)	(282)

Earnings before income taxes	14,290	28,277	(13,987)
Income tax expense	6,621	11,028	4,407

Net earnings	$7,669	$17,249	$(9,580)

Flight hours:
Oil and Gas	25,985	31,572	(5,587)
Air Medical (3)	10,261	9,335	926
Technical Services	50	29	21

Total	36,296	40,936	(4,640)

Air Medical Transports (4)	5,440	4,777	663

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, and other income.
(3)	Flight hours for the quarter ended September 30, 2015 include 2,799 flight hours associated with traditional provider contracts, compared to 2,833 flight hours in the prior year quarter.
(4)	Represents individual patient transports for the period.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2015	2014
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$354,425	$387,782	$(33,357)
Air Medical	239,543	226,459	13,084
Technical Services	23,509	11,269	12,240

Total operating revenues	617,477	625,510	(8,033)

Segment direct expenses
Oil and Gas (1)	310,093	306,076	(4,017)
Air Medical	189,089	183,320	(5,769)
Technical Services	21,166	9,932	(11,234)

Total segment direct expenses	520,348	499,328	(21,020)

Segment selling, general and administrative expenses
Oil and Gas	3,831	3,570	(261)
Air Medical	7,458	7,301	(157)
Technical Services	552	3	(549)

Total segment selling, general and administrative expenses	11,841	10,874	(967)

Total segment expenses	532,189	510,202	(21,987)

Net segment profit
Oil and Gas	40,501	78,136	(37,635)
Air Medical	42,996	35,838	7,158
Technical Services	1,791	1,334	457

Total net segment profit	85,288	115,308	(30,020)

Other, net (2)	1,739	(873)	2,612
Unallocated selling, general and administrative costs	(23,018)	(21,017)	(2,001)
Interest expense	(21,691)	(22,121)	430
Loss on debt extinguishment	—	(29,833)	29,833

Earnings before income taxes	42,318	41,464	854
Income tax expense	17,832	16,168	(1,664)

Net earnings	$24,486	$25,296	$(810)

Flight hours:
Oil and Gas	76,864	87,634	(10,770)
Air Medical (3)	27,081	26,648	433
Technical Services	529	494	35

Total	104,474	114,776	(10,302)

Air Medical Transports (4)	14,142	13,630	512

Aircraft operated at period end:
Oil and Gas (5)	161	173
Air Medical (6)	106	101
Technical Services	6	6

Total (5) (6)	273	280

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment, and other income.
(3)	Flight hours include 7,514 flight hours year to date September 30, 2015 associated with traditional provider contracts, compared to 7,698 flight hours for the same period in 2014.
(4)	Represents individual patient transports for the period.
(5)	Includes eight aircraft as of September 30, 2015 and 2014 that were owned or leased by customers but operated by us.
(6)	Includes 13 aircraft as of September 30, 2015 and 2014 that were owned or leased by customers but operated by us.

Quarter Ended September 30, 2015 compared with Quarter Ended September 30, 2014

Combined Operations

Operating Revenues - Operating revenues for the three months ended September 30, 2015 were $214.7 million, compared to $216.3 million for the three months ended September 30, 2014, a decrease of $1.6 million. Oil and Gas segment operating revenues decreased $12.6 million for the quarter ended September 30, 2015, related primarily to decreased aircraft flight revenues for light and medium model types resulting predominately from fewer aircraft on contract and decreased flight hours. Operating revenues in our Air Medical segment increased $6.4 million due principally to increased revenues attributable to our independent provider programs, driven primarily by an increase in transports.

Total flight hours for the quarter ended September 30, 2015 were 36,296 compared to 40,936 for the quarter ended September 30, 2014. Oil and Gas segment flight hours decreased 5,587 hours, due to decreases in flight hours for light and medium model types. Air Medical segment flight hours increased 926 hours from the quarter ended September 30, 2014, due to increased flight hours in our independent provider operations. Individual patient transports in the Air Medical segment were 5,440 for the quarter ended September 30, 2015, compared to transports of 4,777 for the quarter ended September 30, 2014.

Direct Expenses – Direct operating expense was $182.1 million for the three months ended September 30, 2015, compared to $170.2 million for the three months ended September 30, 2014, an increase of $11.9 million, or 7%. Employee compensation expense increased $5.9 million due to a $6.5 million charge for costs associated with the implementation of a voluntary early retirement program offered to certain employees in our Oil and Gas segment and discussed further in Note 10. Employee compensation expense represented approximately 46% of total direct expense for the quarters ended September 30, 2015 and 2014. We also experienced increases in component repair costs of $3.1 million (representing 6% of total direct expense), primarily due to scheduled maintenance performed in the current year. Costs of goods sold increased $3.5 million, primarily related to expanded services provided to an external customer by our Technical Services segment. Other direct costs decreased $0.6 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $11.6 million for the three months ended September 30, 2015, compared to $10.9 million for the three months ended September 30, 2014. The $0.7 million increase was primarily attributable to increased employee compensation expense due to non-cash equity compensation.

Gain (Loss) on Disposal of Assets, net – Gain on asset dispositions was $0.2 million for the three months ended September 30, 2015, compared to a loss of $0.1 million for the three months ended September 30, 2014. This increase was primarily due to the third quarter 2015 sale or disposition of six light aircraft that no longer met our strategic needs. See Note 8.

Equity in Loss (Gain) of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.1 million for the three months ended September 30, 2015, compared to a gain of $0.3 million for the three months ended September 30, 2014, reflecting reduced demand for offshore flight services due to lower oil and gas exploration activities. See Note 11.

Interest Expense – Interest expense was $7.4 million for the three months ended September 30, 2015 and $7.1 million for the three months ended September 30, 2014, principally due to higher average outstanding debt balances.

Other Income, net – Other income was $0.5 million for the three months ended September 30, 2015 compared to $0.2 million for the same period in 2014, and represents primarily interest income. The $0.3 million increase is primarily attributable to an increase in the amount of our short-term investments.

Income Taxes – Income tax expense for the three months ended September 30, 2015 was $6.6 million compared to income tax expense of $11.0 million for the three months ended September 30, 2014. Our effective tax rate was 46% and 39% for the three months ended September 30, 2015 and September 30, 2014, respectively. The decrease in income tax expense in the third quarter of 2015 is attributable to our reduction in earnings before tax, which was partially offset by our higher effective tax rate. The increase in the effective tax rate is attributable to an increase in the valuation allowance on foreign tax credits.

Net Earnings – Net earnings for the three months ended September 30, 2015 were $7.7 million compared to net earnings of $17.2 million for the three months ended September 30, 2014. Earnings before income taxes for the three months ended September 30, 2015 was $14.3 million compared to earnings before income tax of $28.3 million for the same period in 2014. Earnings per diluted share were $0.49 for the current quarter compared to earnings per diluted share of $1.10 for the prior year quarter. The decrease in earnings before taxes for the quarter ended September 30, 2015 is principally attributable to the decreased profits in our Oil and Gas segment, partially offset by increased profits in our Air Medical and Technical Services segments. We had 15.6 million and 15.7 million weighted average diluted common shares outstanding during the three months ended September 30, 2015 and 2014, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $121.2 million for the three months ended September 30, 2015, compared to $133.8 million for the three months ended September 30, 2014, a decrease of $12.6 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 25,985 for the most recent quarter compared to 31,572 for the same quarter in the prior year, a decrease of 5,587 flight hours. The decline in flight hours is attributable to lower flight hours for light and medium model types due to lower oil and gas exploration and production activities in response to lower prevailing oil prices. During the third quarter of 2015, we had fewer light and medium aircraft on contract and experienced decreased flight hours for our light and medium aircraft. Our heavy aircraft had slightly higher revenues and flight hours in the third quarter of 2015 compared to the same quarter in 2014.

The number of aircraft deployed in the segment was 161 at September 30, 2015, compared to 173 at September 30, 2014. We added three new heavy aircraft to our Oil and Gas segment since September 30, 2014. We have sold or disposed of 16 light aircraft in the Oil and Gas segment since September 30, 2014. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $109.5 million for the three months ended September 30, 2015, compared to $105.3 million for the three months ended September 30, 2014, an increase of $4.2 million. Employee compensation expense increased $3.4 million due to a $6.5 million charge for costs associated with the implementation of a voluntary early retirement program offered to certain employees in our Oil and Gas segment. See Note 10. There were also increases in aircraft depreciation of $0.7 million and aircraft rent of $0.2 million due to aircraft added to the fleet. Other items decreased $0.1 million.

Selling, general, and, administrative segment expenses were $1.4 million for the three months ended September 30, 2015 and $1.0 million for the three months ended September 30, 2014. The $0.4 million increase is primarily attributable to increased employee compensation expense of $0.2 million, increased travel costs of $0.1 million, and increased bad debt expense of $0.1 million.

Oil and Gas segment profit was $10.3 million for the quarter ended September 30, 2015, compared to segment profit of $27.5 million for the quarter ended September 30, 2014. The decrease in segment profit was due to decreased revenues and increased expenses attributable to the above-described factors.

Air Medical – Air Medical segment revenues were $85.5 million for the three months ended September 30, 2015, compared to $79.1 million for the three months ended September 30, 2014, an increase of $6.4 million as a result of increased revenues from our independent provider programs driven by increased transports. Patient transports were 5,440 for the three months ended September 30, 2015, compared to 4,777 for the same period in the prior year.

The number of aircraft in the segment at September 30, 2015 was 106 compared to 101 at September 30, 2014. Since September 30, 2014, we added six medium aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $65.5 million for the three months ended September 30, 2015, compared to $61.2 million for the three months ended September 30, 2014, an increase of $4.3 million. We incurred increases in employee compensation costs of $2.5 million due to additional personnel. Component repair costs also increased $2.3 million as a result of scheduled maintenance for certain light aircraft. These increases were partially offset by a decrease in cost of goods sold of $0.7 million related to certain items that are billed on a cost plus basis on our Middle East project. Other items increased, net $0.2 million.

Selling, general and administrative segment expenses were $2.3 million for the three months ended September 30, 2015, compared to $2.2 million for the three months ended September 30, 2014. The $0.1 million increase was primarily due to a decrease in outside services of $0.1 million.

Air Medical segment profit was $17.7 million for the quarter ended September 30, 2015, compared to a segment profit of $15.7 million for the quarter ended September 30, 2014. The $2.0 million increase in profit is primarily attributable to the increased revenues described above, partially offset by increased operating expenses.

Technical Services – Technical Services revenues were $8.0 million for the three months ended September 30, 2015, compared to $3.5 million for the three months ended September 30, 2014. The increase in revenue is due primarily to an increase of technical services provided to a third party customer. The current projects with this customer are expected to be completed in the fourth quarter of 2015, after which additional projects are expected to begin and continue through 2016. Technical Services segment earnings were $0.6 million for the three months ended September 30, 2015, compared to segment loss of $0.3 million for the three months ended September 30, 2014. Direct expenses increased $3.4 million compared to the prior year quarter, principally due to expanded operations.

For additional information on our segments, see Note 10.

Nine Months Ended September 30, 2015 compared with Nine Months Ended September 30, 2014

Combined Operations

Operating Revenues - Operating revenues for the nine months ended September 30, 2015 were $617.5 million, compared to $625.5 million for the nine months ended September 30, 2014, a decrease of $8.0 million. Oil and Gas segment operating revenues decreased $33.4 million for the nine months ended September 30, 2015, related primarily to decreased aircraft flight revenues for our light and medium model types resulting predominately from less aircraft on contract and decreased flight hours for these aircraft. Operating revenues in our Air Medical segment increased $13.1 million due principally to increased revenues attributable to our independent provider programs, driven principally by an improvement in payor mix, increased transports and rate increases implemented over the past year. Technical Services operating revenues increased $12.2 million due to services provided to a third party customer under projects discussed further below.

Total flight hours for the nine months ended September 30, 2015 were 104,474 compared to 114,776 for the nine months ended September 30, 2014. Oil and Gas segment flight hours decreased 10,770 hours, due principally to decreases in light and medium aircraft flight hours, partially offset by a slight increase in heavy aircraft flight hours. Air Medical segment flight hours increased 433 hours from the nine months ended September 30, 2014, due to increased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 14,142 for the nine months ended September 30, 2015, compared to 13,630 transports for the nine months ended September 30, 2014.

Direct Expenses – Direct operating expense was $520.3 million for the nine months ended September 30, 2015, compared to $499.3 million for the nine months ended September 30, 2014, an increase of $21.0 million, or 4%. Employee compensation expense increased $9.1 million due to a $6.5 million charge for costs associated with the implementation of a voluntary early retirement program in our Oil and Gas segment, discussed further in Note 10, coupled with compensation rate increases and additional employees in our Air Medical segment. Employee compensation expense represented approximately 46% of total direct expense for the nine months ended September 30, 2015 and 2014. In addition, we experienced increases of $0.9 million in aircraft rent expense (representing 6% of total direct expense), increases of $2.8 million in aircraft depreciation (representing 5% of total direct expense), and increases of $1.8 million in aircraft warranty expense due to additional aircraft added to the fleet and vendor rate increases (representing 7% of direct expense). We also experienced increases in component repair costs of $8.5 million (representing 6% of total direct expense), primarily due to scheduled maintenance performed in the current year. Fuel expense decreased $12.4 million (representing 4% of total direct expense) due to lower per unit fuel costs and the reduction in flight hours. Costs of goods sold increased $7.1 million, primarily related to expanded services provided to an external customer by our Technical Services segment. Base costs, outside services, and other costs increased $3.2 million.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $34.9 million for the nine months ended September 30, 2015, compared to $31.9 million for the nine months ended September 30, 2014. The $3.0 million increase was primarily attributable to increased employee compensation expense related to stock-based compensation.

Gain (Loss) on Disposal of Assets, net – Gain on asset dispositions was $0.2 million for the nine months ended September 30, 2015, compared to a loss of $1.4 million for the nine months ended September 30, 2014. In 2015, we sold or disposed of seven light aircraft that no longer met our strategic needs. During the nine months ended September 30, 2014, we sold or disposed of four light aircraft, one medium aircraft and three fixed wing aircraft. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.2 million for September 30, 2015, compared to a gain of $0.2 million for the nine months ended September 30, 2014, reflecting reduced demand for offshore flight services due to lower oil and gas exploration activities. See Note 11.

Interest Expense – Interest expense was $21.7 million for the nine months ended September 30, 2015, compared to $22.1 for the nine months ended September 30, 2014, principally due to lower average outstanding debt balances and lower average interest rates.

Loss on Debt Extinguishment – In the first quarter of 2014, we recorded a pre-tax charge of $29.2 million due to the early retirement of substantially all of our previously outstanding 8.625% Senior Notes pursuant to a tender offer that settled on March 17, 2014. This charge consists of a $26.1 million tender premium and $3.1 million of unamortized issuance costs. We recorded a pre-tax charge of $0.6 million in the third quarter of 2014 associated with our redemption on April 16, 2014 of the remaining 8.625% Senior Notes not previously tendered. For more information, see Note 5.

Other Income, net – Other income was $1.5 million for the nine months ended September 30, 2015 compared to $0.5 million for the same period in 2014 and represents primarily interest income.

Income Taxes – Income tax expense for the nine months ended September 30, 2015 was $17.8 million compared to income tax expense of $16.2 million for the nine months ended September 30, 2014. Our effective tax rate was 41% and 39% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase in income tax expense is primarily attributable to an increase in the valuation allowance on foreign tax credits.

Net Earnings – Net earnings for the nine months ended September 30, 2015 was $24.5 million compared to net earnings of $25.3 million for the nine months ended September 30, 2014. Earnings before income taxes for the nine months ended September 30, 2015 was $42.3 million compared to earnings before income tax of $41.5 million for the same period in 2014. Earnings per diluted share was $1.57 for the current nine months compared to earnings per diluted share of $1.62 for the prior year nine months. We had 15.6 million weighted average diluted common shares outstanding during the nine months ended September 30, 2015 and 2014.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $354.4 million for the nine months ended September 30, 2015, compared to $387.8 million for the nine months ended September 30, 2014, a decrease of $33.4 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 76,864 for the current nine months compared to 87,634 for the same nine months in the prior year, a decrease of 10,770 flight hours. The decline in flight hours is attributable to lower flight hours for our light and medium aircraft, partially offset by increased flight hours for our heavy aircraft. The decrease in revenue is primarily due to decreased revenues for our light and medium model types, primarily attributable to less aircraft on contract and decreased flight hours for these aircraft in the Gulf of Mexico. Our heavy aircraft revenues moderately increased over the same period in 2014.

The number of aircraft deployed in the segment was 161 at September 30, 2015, compared to 173 at September 30, 2014. We added three new heavy aircraft to our Oil and Gas segment since September 30, 2014. We have sold or disposed of 16 light aircraft in the Oil and Gas segment since September 30, 2014. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $310.1 million for the nine months ended September 30, 2015, compared to $306.1 million for the nine months ended September 30, 2014, an increase of $4.0 million. Employee compensation expenses increased $4.6 million due to a $6.5 million charge for costs associated with the implementation of a voluntary early retirement program in our Oil and Gas segment. See Note 10. There were increases in aircraft rent expense of $1.0 million, aircraft depreciation of $2.8 million, aircraft warranty costs of $0.7 million, and component repair costs of $1.9 million, due to the additional heavy aircraft added to the fleet. Aircraft fuel costs decreased $11.1 million due to a reduction in the volume of fuel consumed and lower fuel rates. Base costs and outside services and other items increased $4.1 million, net.

Selling, general and administrative segment expenses were $3.8 million for the nine months ended September 30, 2015 and $3.6 million for the nine months ended September 30, 2014. The increase was primarily due to increased employee compensation expense.

Oil and Gas segment profit was $40.5 million for the nine months ended September 30, 2015, compared to segment profit of $78.1 million for the nine months ended September 30, 2014. The decrease in segment profit was due to the decreased revenues and increased expenses detailed above.

Air Medical – Air Medical segment revenues were $239.5 million for the nine months ended September 30, 2015, compared to $226.5 million for the nine months ended September 30, 2014, an increase of $13.0 million. Operating revenues in our independent provider programs increased $13.0 million primarily due to increased transports, an improved payor mix and rate increases implemented over the past year. Patient transports were 14,142 for the nine months ended September 30, 2015, compared to 13,630 for the same period in the prior year. Operating revenues in our traditional provider programs increased $0.3 million due to the expansion of our overseas operations. Other segment revenue decreased $0.3 million.

The number of aircraft in the segment at September 30, 2015 was 106 compared to 101 at September 30, 2014. Since September 30, 2014, we added six medium aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $189.1 million for the nine months ended September 30, 2015, compared to $183.3 million for the nine months ended September 30, 2014, an increase of $5.8 million. Employee compensation expenses increased $4.4 million due to increases in personnel, and compensation rate increases. There were also increases in spare parts and component repair costs of $0.1 million and $6.6 million, respectively, due to additional aircraft added to the fleet and scheduled maintenance for certain model types. We also experienced increases in warranty costs of $1.0 million. In 2014, we terminated the manufacturer’s warranty program for certain aircraft, which resulted in a $0.9 million credit to aircraft warranty expense in the first quarter of 2014. There was a decrease in cost of goods sold of $3.7 million due to certain costs attributable to our international operations which we bill on a cost plus basis. We also experienced decreases in aircraft insurance of $1.0 million due to a favorable loss experience, fuel costs of $1.4 million due to lower per unit fuel costs and property taxes of $0.5 million. Other direct expense items increased by a net of $0.3 million.

Selling, general and administrative segment expenses were $7.5 million for the nine months ended September 30, 2015, compared to $7.3 million for the nine months ended September 30, 2014. The $0.2 million increase was primarily due to an increase of $0.5 million in employee compensation expense, due to additional personnel and compensation rate increases, offset by decreases in promotional expenses of $0.1 million and outside service expenses of $0.4 million. Other items increased, net $0.2 million.

Air Medical segment profit was $43.0 million for the nine months ended September 30, 2015, compared to a segment profit of $35.8 million for the nine months ended September 30, 2014. The increase in profit is primarily attributable to the increased revenues described above, partially offset by the increased aircraft operating expenses described above.

Technical Services – Technical Services revenues were $23.5 million for the nine months ended September 30, 2015, compared to $11.3 million for the nine months ended September 30, 2014. Direct expense increased $11.2 million compared to the prior year nine months. The increase in revenue is due primarily to an increase of technical services provided to a third party customer. The current projects for this customer are expected to be completed in the third quarter of 2015, after which additional projects are expected to begin and continue through 2016. Technical Services segment profit was $1.8 million for the nine months ended September 30, 2015, compared to $1.3 million for the nine months ended September 30, 2014.

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

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $5.6 million at September 30, 2015, compared to $6.3 million at December 31, 2014. Short-term investments were $284.8 million at September 30, 2015, compared to $185.2 million at December 31, 2014. We also had $15.3 million and $15.5 million in restricted investments at September 30, 2015 and December 31, 2014, respectively, securing outstanding letters of credit.

Operating activities - Net cash provided by operating activities was $108.2 million for the nine months ended September 30, 2015, compared to $56.1 million for the same period in 2014, an increase of $52.1 million. The $52.1 million increase in cash flow from operations is due to a favorable variance in changes in working capital. Our cash flow from our Air Medical contract in the Middle East provided an increase of $41.9 million due to timing of collections. We had a $7.1 million increase due to timing of tax payments related to our Air Medical contract in the Middle East. We also had a reduction of $2.3 million in payments for warranty cost due to changes in coverage.

Investing activities - Net cash used in investing activities was $141.6 million for the nine months ended September 30, 2015, compared to $223.4 million for the same period in 2014. Purchases and sales of short-term investments used $101.7 million of cash during the nine months ended September 30, 2015 compared to $101.5 million in the comparable prior year period. Gross proceeds from asset dispositions in the first half of 2015 were $3.5 million, compared to $7.1 million for the same period in 2014. Capital expenditures were $48.2 million for the nine months ended September 30, 2015, compared to $131.5 million for the same period in 2014. Capital expenditures for aircraft and aircraft improvements accounted for $45.5 million and $126.2 million of these totals for the nine months ended 2015 and 2014, respectively, which reflects a decrease in the number of aircraft purchased by us in the first nine months of 2015 as compared to the same period in 2014. During the first quarter of 2015, we (i) exercised a purchase option on one heavy aircraft and (ii) took delivery of another heavy aircraft that we paid for in the third quarter of 2015, and then completed a sales/leaseback following the purchase. In the third quarter of 2015, we purchased six light aircraft.

Financing activities – Financing activities during the first nine months of 2015 included net borrowings of $35.2 million on our revolving credit facility and $2.4 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees. We had net borrowings of $2.6 million on our revolving credit facility in the nine months ended September 30, 2014.

Financing activities during the first nine months of 2014 included the issuance of $500 million of 5.25% Senior Notes due 2019 on March 17, 2014, as further described below. Net proceeds of $494.9 million from this issuance were used to repurchase $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer that also settled on March 17, 2014. Our total cost to repurchase those notes was

$29.2 million, including the tender premium of $26.1 million and $3.2 million of unamortized issuance costs. We redeemed on April 16, 2014, the remaining $7.4 million of 8.625% Senior Notes outstanding at a redemption price of 108.3% of their face amount plus accrued interest.

Other – Our cash taxes paid during the period ended September 30, 2015 were substantially lower than our cash taxes for the comparable prior nine-month period in 2014 due to the timing of foreign taxes paid.

Long Term Debt

As of September 30, 2015, our total long-term debt was $578.2 million, consisting of our $500 million of 5.25% Senior Notes due 2019 and $78.2 million borrowed under our revolving credit facility.

5.25% Senior Notes due 2019 – On March 17, 2014, we issued $500 million of 5.25% Senior Notes due March 15, 2019. Proceeds were approximately $494.9 million, net of fees and expenses, and were used to retire $292.6 million of our $300 million of previously outstanding 8.625% Senior Notes due 2018 pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. We redeemed the remaining $7.4 million of 8.625% Senior Notes on April 16, 2014, at a redemption price of 108.3% of the face amount plus accrued interest.

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

Revolving Credit Facility – On September 25, 2015, we amended our revolving credit facility (our “credit facility”) to extend the maturity date to October 1, 2017. Under our credit facility, we can borrow up to $150 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the credit facility).

At September 30, 2015, we had $78.2 million in borrowings under our credit facility. At the same date in 2014, we had $81.6 million in borrowings under our credit facility.

Other – We maintain a separate letter of credit facility described in Note 5 that had $15.3 million of letters of credit outstanding at September 30, 2015.

For additional information on our long term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of September 30, 2015, related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of September 30, 2015. As of September 30, 2015, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2015(1)	2016(2)	2017	2018	2019	Beyond 2019
		(Thousands of dollars)
Aircraft purchase commitments (3)	$27,739	$—	$27,739	$—	$—	$—	$—
Aircraft lease obligations	288,446	11,247	44,988	42,699	39,017	32,365	118,130
Other lease obligations	15,663	1,677	5,315	2,939	2,221	1,348	2,163
Long-term debt(4)	578,220	—	—	78,220	—	500,000	—
Senior notes interest(4)	91,875	—	26,250	26,250	26,250	13,125	—

	$1,001,943	$12,924	$104,292	$150,108	$67,488	$546,838	$120,293

(1)	Payments due during the last three months of 2015 only.
(2)	In July 2015, we cancelled the orders on the four heavy aircraft we had scheduled for delivery in 2016. The total amount of the order was $113 million.
(3)	For information about these aircraft purchase commitments, see Note 9 to the financial statements in this report.
(4)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of September 30, 2015 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of September 30, 2015, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2019. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, and $150.4 million in 2019. Whether we exercise these options will depend upon market conditions and our available cash at the respective exercise dates.

On January 2, 2015, we purchased one heavy aircraft previously leased by us pursuant to a purchase option in the lease contract for an aggregate purchase price of $17.7 million.

We intend to fund the above contractual obligations and purchase options through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, refinancing transactions or sale-leaseback transactions.

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

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $39.8 million weighted average loan balance during the nine months ended September 30, 2015, a 10% increase (0.245%) in interest rates would have reduced our annual pre-tax earnings approximately $0.1 million, but would not have changed the fair market value of this debt.

Our $500 million of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At September 30, 2015, the market value of the notes was approximately $430.3 million, based on quoted market prices.

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

During the third quarter of 2015, we withheld from employees and canceled 3,773 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share
August 1, 2015 – August 31, 2015	3,373	$30.10

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Adoption of Bylaw Amendments. On November 5, 2015, the Board of Directors (the “Board”) of the Company approved amendments to our bylaws primarily to conform them to Louisiana’s new business corporations statute, the Louisiana Business Corporation Act (the “LBCA”), which replaced Louisiana’s predecessor statute effective January 1, 2015. Additionally, certain other routine updates and revisions were made. The amendments include updating and clarifying the following (with all section references below being to sections of our amended and restated bylaws):

•	procedures related to shareholders’ meetings in Section 2, including revised quorum provisions that conform to the LBCA and expanded provisions on postponing, adjourning and conducting meetings;

•	provisions governing advance notification of shareholder nominations, including the consolidation of prior provisions into Section 2.17 and the inclusion of additional director nomination requirements in Section 3.6;

•	powers and rules related to Board committees and their composition in Section 5;

•	provisions related to removal of members of the Board in Section 6;

•	provisions related to indemnification of directors and officers of the Company in Section 12; and

•	various outmoded, obsolete or out-of-date provisions, which have been updated or eliminated as necessary.

The foregoing summary of the recent amendments to our bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the bylaws, as amended and restated through November 5, 2015, a copy of which is attached as Exhibit 3.1(ii) to this report.

Adoption of Updated Form of Indemnity Agreement. On November 5, 2015, the Board also approved a new form of indemnity agreement (the “Updated Indemnity Agreement”) between the Company and its directors. The Updated Indemnity Agreement was designed to conform to the indemnification provisions of the LBCA and to otherwise modernize the indemnification rights afforded to the directors. Upon being executed by each of our directors, the Updated Indemnity Agreement will supersede the Company’s previous form of indemnity agreement.

The Updated Indemnity Agreement provides, among other things, that the Company will, subject to certain exceptions, indemnify each director (the “Indemnitee”) against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by the Indemnitee by reason of Indemnitee’s position as, among other things, a director or officer of the Company, provided that the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. Under the Updated Indemnity Agreement, the Company will also indemnify the Indemnitee in connection with any claim successfully defended by the Indemnitee.

In addition, and subject to certain conditions and limitations, the Updated Indemnity Agreement provides for the advancement of expenses incurred by or on behalf of the Indemnitee in connection with certain specified proceedings, and the reimbursement to the Company of the amounts advanced (without interest) to the extent that it is ultimately determined that the Indemnitee is not entitled to be indemnified by the Company under the Updated Indemnity Agreement.

The Updated Indemnity Agreement does not exclude any other rights to indemnification or advancement of expenses to which the Indemnitee may be entitled, including any rights arising under applicable law or the Company’s articles of incorporation or bylaws.

The foregoing summary of the Updated Indemnity Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Updated Indemnity Agreement, a copy of which is attached as Exhibit 10.2 to this report.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 7, 2015).

	(ii)*	By-laws of PHI, Inc., as amended and restated through November 5, 2015.

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

4.4*	Third Amendment to Second Amended and Restated Loan Agreement, dated as of September 25, 2015, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank.

4.5	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.6	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

4.7	Registration Rights Agreement, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and UBS Securities, LLC (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed March 17, 2014).

10.1	Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to PHI’s Information Statement on Schedule 14C filed April 13, 2015).

10.2*	Form of Indemnity Agreement between the Company and each of its directors, as adopted on November 5, 2015.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 6, 2015	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 6, 2015	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer