Form 10-Q
period 2016-03-31
PHI INC
filed 2016-05-09
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,771,550 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$6,536	$2,407
Short-term investments	286,139	284,523
Accounts receivable – net
Trade	142,738	138,309
Other	8,650	6,469
Inventories of spare parts – net	70,181	69,491
Prepaid expenses	8,827	8,951
Deferred income taxes	10,379	10,379
Income taxes receivable	743	761

Total current assets	534,193	521,290
Property and equipment – net	908,414	883,529
Restricted investments	15,336	15,336
Other assets	6,330	5,243

Total assets	$1,464,273	$1,425,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,620	$31,373
Accrued and other current liabilities	28,054	44,759

Total current liabilities	89,674	76,132
Long-term debt:
Revolving credit facility	87,700	57,500
Senior Notes dated March 17, 2014, net of debt issuance costs of $3,687 and $4,934, respectively	496,313	495,066
Deferred income taxes	154,904	153,645
Other long-term liabilities	16,145	16,057
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,771,550 and 12,685,725 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,278	1,269
Additional paid-in capital	305,869	304,884
Accumulated other comprehensive loss	(90)	(567)
Retained earnings	312,189	321,121

Total shareholders’ equity	619,537	626,998

Total liabilities and shareholders’ equity	$1,464,273	$1,425,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended March 31,
	2016	2015
Operating revenues, net	$164,016	$204,197
Expenses:
Direct expenses	152,554	169,207
Selling, general and administrative expenses	11,673	11,237

Total operating expenses	164,227	180,444
Loss (gain) on disposal of assets	359	(7)
Equity in loss (income) of unconsolidated affiliate	—	68

Operating (loss) income	(570)	23,692
Interest expense	7,533	7,170
Other income – net	(615)	(462)

	6,918	6,708

(Loss) earnings before income taxes	(7,488)	16,984
Income tax expense	1,444	6,621

Net (loss) earnings	$(8,932)	$10,363

Weighted average shares outstanding:
Basic	15,600	15,579
Diluted	15,600	15,662
Net (loss) earnings per share:
Basic	$(0.57)	$0.67
Diluted	$(0.57)	$0.66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended March 31,
	2016	2015
Net (loss) earnings	$(8,932)	$10,363
Unrealized gain on short-term investments	807	139
Other unrealized gain	—	24
Changes in pension plan assets and benefit obligations	1	—
Tax effect of the above-listed adjustments	(332)	(55)

Total comprehensive (loss) income	$(8,456)	$10,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$—	$(211)	$294,197	$597,068
Net earnings	—	—	—	—	—	—	—	10,363	10,363
Unrealized gain on short-term investments	—	—	—	—	—	—	85	—	85
Amortization of unearned stock-based compensation	—	—	—	—	1,719	—	—	—	1,719
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	164	16	—	—	—	—	16
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(66)	(7)	(2,082)	—	—	—	(2,089)
Purchase of treasury stock	—	—	—	—	—	(135)	—	—	(135)
Other	—	—	—	—	—	—	24	—	24

Balance at March 31, 2015	2,906	$291	12,674	$1,267	$301,170	$(135)	$(102)	$304,560	$607,051

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Share- Holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(8,932)	(8,932)
Unrealized gain on short-term investments	—	—	—	—	—	476	—	476
Changes in pension plan assets and benefit obligations	—	—	—	—	—	1	—	1
Amortization of unearned stock-based compensation	—	—	—	—	1,485	—	—	1,485
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	121	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(27)	(3)	(500)	—	—	(503)
Retirement of Treasury Stock	—	—	(8)	—	—	—	—	—

Balance at March 31, 2016	2,906	$291	12,771	$1,278	$305,869	$(90)	$312,189	$619,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net (loss) earnings	$(8,932)	$10,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,973	18,151
Deferred income taxes	955	6,279
Loss (gain) on asset dispositions	359	(7)
Equity in loss of unconsolidated affiliate	—	68
Inventory valuation reserves	2,435	562
Changes in operating assets and liabilities	(28,133)	(5,498)

Net cash (used in) provided by operating activities	(16,343)	29,918

Investing activities:
Purchase of property and equipment	(8,519)	(22,115)
Proceeds from asset dispositions	850	—
Purchase of short-term investments	(77,677)	(190,243)
Proceeds from sale of short-term investments	76,184	185,426
Payment of deposits on aircraft	(66)	(66)

Net cash used in investing activities	(9,228)	(26,998)

Financing activities:
Proceeds from line of credit	83,500	77,740
Payments on line of credit	(53,300)	(81,100)
Repurchase of common stock	(500)	(2,207)

Net cash provided by financing activities	29,700	(5,567)

Increase (decrease) in cash	4,129	(2,647)
Cash, beginning of period	2,407	6,270

Cash, end of period	$6,536	$3,623

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$13,691	$13,453

Income taxes	$—	$3,061

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$29,302	$28,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the accompanying notes.

Our financial results, particularly as they relate to our Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard, originally effective for public entities for annual and interim periods beginning after December 15, 2016, has been deferred for annual and interim periods beginning after December 15, 2017. Early adoption will be permitted as of the original effective date. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. We do not believe that the impact of the implementation of this new guidance on our consolidated financial statements and disclosures will be significant.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. We are required to adopt this ASU for fiscal years after December 31, 2018, with early adoption permitted. The effects of this standard on our financial position, results of operations, and cash flows are not yet known.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The effects of this standard on our financial position, results of operations, and cash flows are not yet known.

2. INVESTMENTS

We classify all of our short-term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive loss (income), which is a separate component of shareholders’ equity in our Condensed Consolidated Balance Sheets. These unrealized gains and losses are also reflected in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Shareholders’ Equity. We determine cost, gains, and losses using the specific identification method.

Investments consisted of the following as of March 31, 2016:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$17,877	$—	$—	$17,877
Commercial paper	5,994	1	—	5,995
U.S. Government agencies	27,301	7	(6)	27,302
Corporate bonds and notes	250,399	94	(192)	250,301

Subtotal	301,571	102	(198)	301,475
Deferred compensation plan assets included in other assets	2,334	—	—	2,334

Total	$303,905	$102	$(198)	$303,809

Investments consisted of the following as of December 31, 2015:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,181	$—	$—	$18,181
Commercial paper	5,986	—	(5)	5,981
U.S. Government agencies	11,499	—	(30)	11,469
Corporate bonds and notes	265,069	—	(841)	264,228

Subtotal	300,735	—	(876)	299,859
Deferred compensation plan assets included in other assets	2,294	—	—	2,294

Total	$303,029	$—	$(876)	$302,153

At March 31, 2016 and December 31, 2015, we classified $15.3 million of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	March 31, 2016		December 31, 2015
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$148,590	$148,516	$152,444	$152,212
Due within two years	135,104	135,082	130,110	129,466

Total	$283,694	$283,598	$282,554	$281,678

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	March 31, 2016		December 31, 2015
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial paper	0.553	63	0.553	154
U.S. Government agencies	0.985	602	0.865	599
Corporate bonds and notes	1.727	328	1.757	331

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	March 31, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial paper	$0	$0	$5,981	$(5)
U.S. Government agencies	11,996	(6)	8,969	(30)
Corporate bonds and notes	134,298	(150)	232,347	(793)

Total	$146,294	$(156)	$247,297	$(828)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	March 31, 2016		December 31, 2015
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Corporate bonds and notes	$47,783	$(42)	$28,866	$(48)

Total	$47,783	$(42)	$28,866	$(48)

From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2016 or December 31, 2015. We have also determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2016. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $5.4 million at March 31, 2016, and $5.2 million at December 31, 2015, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $129.8 million and $103.6 million as of March 31, 2016 and December 31, 2015, respectively. The allowance for uncompensated care was $30.7 million and $41.9 million as of March 31, 2016 and December 31, 2015, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.5 million and $2.7 million for the quarters ended March 31, 2016 and 2015, respectively. The estimated cost of providing charity services was $0.6 million for each of the quarters ended March 31, 2016 and 2015. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) was as follows:

	As of
	March 31, 2016	December 31, 2015
Allowance for Contractual Discounts	63%	56%
Allowance for Uncompensated Care	15%	23%

Under a three-year contract that commenced on September 29, 2012, our Air Medical affiliate provided multiple services to a customer in the Middle East, including helicopter leasing, emergency medical helicopter flight services, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. The initial contract expired in late September 2015 and has been extended through late June 2016 on terms and conditions that have reduced the number of aircraft operated by us and the scope of our services and responsibilities. Each of the major services mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each specific service was determined based upon third-party evidence and estimates.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $16.8 million and $15.4 million at March 31, 2016 and December 31, 2015, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2016
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$17,877	$17,877	$—
Commercial paper	5,995	—	5,995
U.S. Government agencies	27,302	—	27,302
Corporate bonds and notes	250,301	—	250,301

	301,475	17,877	283,598
Deferred compensation plan assets	2,334	2,334	—

Total	$303,809	$20,211	$283,598

		December 31, 2015
	Total	(Level 1)	(Level 2)
Investments:
Money Market Mutual Funds	$18,181	$18,181	$—
Commercial Paper	5,981	—	5,981
U.S. Government Agencies	11,469	—	11,469
Corporate bonds and notes	264,228	—	264,228

	299,859	18,181	281,678
Deferred compensation plan assets	2,294	2,294	—

Total	$302,153	$20,475	$281,678

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

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at March 31, 2016 and December 31, 2015. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $457.5 million and $403.1 million at March 31, 2016 and December 31, 2015, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of the dates indicated below were as follows:

	March 31, 2016		December 31, 2015
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes dated March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$3,687	$500,000	$3,999
Revolving Credit Facility due October 1, 2017 with a group of commercial banks, interest payable at variable rates	87,700	—	57,500	—

Total long-term debt	$587,700	$3,687	$557,500	$3,999

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. These costs are now presented as a direct deduction from the debt liability, rather than as an asset. We adopted the new standard effective January 1, 2016. As a result, we reclassified unamortized debt issuances cost in the amount of $3.7 million and $4.0 million as of March 31, 2016 and December 31, 2015, respectively, and reduced the carrying value of long-term debt by the same amounts.

Our 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by the each of PHI’s domestic subsidiaries, and are the general, unsecured obligations of PHI and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2016 at specified redemption prices. Prior to that time, PHI has the option to redeem some or all of the 2019 Notes pursuant to certain “make-whole” provisions or to redeem a portion of the 2019 Notes with the net proceeds of certain specified equity offerings. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.

Revolving Credit Facility – We have an amended and restated revolving credit facility that matures on October 1, 2017. Under this facility, we can borrow up to $150 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility). As of March 31, 2016, we believe we were in compliance with these covenants.

Cash paid to fund interest expense was $13.7 million for the quarter ended March 31, 2016 and $13.5 million for the quarter ended March 31, 2015.

Other – We maintain a separate letter of credit facility that had $15.3 million in letters of credit outstanding at March 31, 2016 and December 31, 2015. We have letters of credit securing our workers compensation policies and a traditional provider contract.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share are as follows:

	Quarter Ended March
	2016	2015
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,600	15,579
Dilutive effect of unvested restricted stock units	—	83

Weighted average outstanding shares of common stock, diluted	15,600	15,662

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three months and quarters ended March 31, 2016 and 2015.

	Quarter Ended March 31,
	2016	2015
Stock-based compensation expense:	(Thousands of dollars)
Time-based restricted stock units	$619	$637
Performance-based restricted stock units	871	1,082

Total stock-based compensation expense	$1,490	$1,719

During the quarter ended March 31, 2016, we awarded 303,061 performance-based restricted stock units to managerial employees. During the quarter ended March 31, 2015, we awarded 18,930 time-based and 151,566 performance-based restricted stock units to managerial employees, respectively.

8. ASSET DISPOSALS

During the first quarter of 2016, we sold one light aircraft previously utilized in the Oil and Gas segment. Cash proceeds totaled $0.9 million, resulting in a loss on the sale of this asset of $0.4 million. This aircraft no longer met our strategic needs. There were no sales or disposals of aircraft during the first quarter of 2015, but we did have minor sales and disposals of various ancillary equipment.

9. COMMITMENTS AND CONTINGENCIES

Commitments – In 2014, we exercised an option to purchase six additional heavy aircraft for delivery in 2015 and 2016. In 2015, we executed an amendment to terminate the purchase of four of the heavy aircraft for delivery in 2016. We took delivery of one aircraft in 2015 and delivery of the final aircraft in January 2016.

Total aircraft deposits of $2.6 million were included in Other assets as of March 31, 2016. This amount represents deposits paid by us as required under aircraft purchase contracts.

As of March 31, 2016, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2019. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, $150.4 million in 2019 and $22.7 million in 2020. Whether we exercise these options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of March 31, 2016 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are providing samples twice a year for both sites and plan to remove underground storage tanks under one of the sites later this year. In response to our request, LDEQ has approved annual sampling from 2015 to 2019, followed by reevaluation of the sampling frequency. Based upon our working relationship and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

Legal Matters – From time to time, we are involved in various legal actions incidental to our business, including actions relating to employee claims, actions relating to medical malpractice claims, various tax issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.

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

At March 31, 2016, we had approximately $281.4 million in aggregate commitments under operating leases of which approximately $38.6 million is payable through December 31, 2016. The total lease commitments include $266.5 million for aircraft and $14.9 million for facility lease commitments.

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

In January 2016, we offered a Voluntary Employee Retirement Package (“VERP”) to all pilots who had attained age 64. Fifteen employees accepted this VERP, resulting in severance costs of $1.6 million recorded in the first quarter of 2016. At March 31, 2016, $0.8 million of severance costs from these offerings remained unpaid.

During the quarter ended March 31, 2016, we also offered a voluntary furlough program to our Oil and Gas pilots whereby pilots who elect to participate in the program will receive severance pay and may continue medical coverage at their current employee-paid premiums. Twenty-six pilots accepted the offer with a total severance cost of $0.4 million. Under the terms of the furlough agreement, we must, no later than twelve months from the date of furlough offer each furloughed employee a right to return to work.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At March 31, 2016, we operated 154 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended March 31, 2016 and 2015, approximately 54% and 59% of our total operating revenues were generated by our Oil and Gas segment.

Air Medical Segment. The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

As of March 31, 2016, 105 aircraft were assigned to our Air Medical segment. At such date, we operated approximately 100 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 19 states at 70 separate locations. We also provide air medical transportation services for a customer overseas. For our overseas program, we have deployed five aircraft at four locations, with four aircraft generating revenues as of March 31, 2016. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended March 31, 2016 and 2015, approximately 43% and 35% of our total operating revenues were generated by our Air Medical segment.

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

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Revenue
	Quarter Ended March 31,
	2016	2015
Gross Air Medical segment billings	100%	100%
Provision for contractual discounts	71%	74%
Provision for uncompensated care	3%	0%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended March 31,
	2016	2015
Insurance	66%	75%
Medicare	19%	17%
Medicaid	15%	8%
Self-Pay	0%	0%

We also have a limited number of contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 31% and 42% of the segment’s revenues for the quarters ended March 31, 2016 and 2015, respectively.

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

For the three month periods ended March 31, 2016 and 2015, approximately 3% and 6%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2016 and 2015 is as follows:

	Quarter Ended March 31,
	2016	2015
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$88,437	$120,396
Air Medical	70,060	72,385
Technical Services	5,519	11,416

Total operating revenues	164,016	204,197

Segment direct expenses (1)
Oil and Gas (2)	91,916	100,331
Air Medical	57,044	60,039
Technical Services	3,594	8,905

Total segment direct expenses	152,554	169,275
Segment selling, general and administrative expenses
Oil and Gas	1,528	1,159
Air Medical	2,595	2,629
Technical Services	224	114

Total selling, general and administrative expenses	4,347	3,902

Total direct and selling, general and administrative expenses	156,901	173,177

Net segment (loss) profit
Oil and Gas	(5,007)	18,906
Air Medical	10,421	9,717
Technical Services	1,701	2,397

Total net segment profit	7,115	31,020
Other, net (3)	256	469
Unallocated selling, general and administrative costs (1)	(7,326)	(7,335)
Interest expense	(7,533)	(7,170)

(Loss) earnings before income taxes	$(7,488)	$16,984

(1)	Included in segment direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended March 31,
	2016	2015
Segment Direct Expense:
Oil and Gas	$9,918	$11,280
Air Medical	4,256	4,097
Technical Services	128	128

Total	$14,302	$15,505

Unallocated SG&A	$2,671	$2,646

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of March 31, 2016, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarters ended March 31, 2016 and 2015, we recorded a loss in equity of unconsolidated affiliate of $0 million and $0.1 million relative to our 49% equity ownership, respectively. We had $1.5 million of trade receivables as of March 31, 2016 from PHIC. At December 31, 2015, we recorded an allowance for bad debts against this trade receivable of $1.5 million, as we do not anticipate that we will be able to recover them. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $0 million at March 31, 2016 and December 31, 2015.

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

The supplemental condensed financial information on the following pages sets forth, on a consolidated basis, the balance sheet, statement of operations, statement of comprehensive income, and statement of cash flows information for PHI, Inc. (“Parent Company Only”) and the guarantor subsidiaries. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within the financial information presented below.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	March 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$123	$6,413	$—	$6,536
Short-term investments	286,139	—	—	286,139
Accounts receivable – net	69,795	81,593	—	151,388
Intercompany receivable	—	50,649	(50,649)	—
Inventories of spare parts – net	60,998	9,183	—	70,181
Prepaid expenses	6,191	2,636	—	8,827
Deferred income taxes	10,379	—	—	10,379
Income taxes receivable	985	(242)	—	743

Total current assets	434,610	150,232	(50,649)	534,193
Investment in subsidiaries	336,033	—	(336,033)	—
Property and equipment – net	627,168	281,246	—	908,414
Restricted investments	15,336	—	—	15,336
Other assets	5,078	1,252	—	6,330

Total assets	$1,418,225	$432,730	$(386,682)	$1,464,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,561	$6,059	$—	$61,620
Accrued and other current liabilities	18,594	9,460	—	28,054
Intercompany payable	50,649	—	(50,649)	—

Total current liabilities	124,804	15,519	(50,649)	89,674
Long-term debt:
Revolving credit facility	87,700	—	—	87,700
Senior Notes dated March 17, 2014, net of debt issuance costs of $3,687	496,313	—	—	496,313
Deferred income taxes and other long-term liabilities	89,871	81,178	—	171,049
Shareholders’ Equity:
Common stock and paid-in capital	307,438	79,191	(79,191)	307,438
Accumulated other comprehensive loss	(90)	—	—	(90)
Retained earnings	312,189	256,842	(256,842)	312,189

Total shareholders’ equity	619,537	336,033	(336,033)	619,537

Total liabilities and shareholders’ equity	$1,418,225	$432,730	$(386,682)	$1,464,273

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$46	$2,361	$—	$2,407
Short-term investments	284,523	—	—	284,523
Accounts receivable – net	70,336	74,442	—	144,778
Intercompany receivable	—	90,943	(90,943)	—
Inventories of spare parts – net	60,060	9,431	—	69,491
Prepaid expenses	7,162	1,789	—	8,951
Deferred income taxes	10,379	—	—	10,379
Income taxes receivable	1,002	(241)	—	761

Total current assets	433,508	178,725	(90,943)	521,290
Investment in subsidiaries	330,848	—	(330,848)	—
Property and equipment, net	632,759	250,770	—	883,529
Restricted investments	15,336	—	—	15,336
Other assets	5,040	203	—	5,243

Total assets	$1,417,491	$429,698	$(421,791)	$1,425,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,512	$5,861	$—	$31,373
Accrued liabilities	29,138	15,621	—	44,759
Intercompany payable	90,943	—	(90,943)	—

Total current liabilities	145,593	21,482	(90,943)	76,132
Long-term debt:
Revolving credit facility	57,500	—	—	57,500
Senior Notes dated March 17, 2014, net of debt issuance costs of $4,934	495,066	—	—	495,066
Deferred income taxes and other long-term liabilities	92,334	77,368	—	169,702
Shareholders’ Equity:
Common stock and paid-in capital	306,444	79,061	(79,061)	306,444
Accumulated other comprehensive loss	(567)	—	—	(567)
Retained earnings	321,121	251,787	(251,787)	321,121

Total shareholders’ equity	626,998	330,848	(330,848)	626,998

Total liabilities and shareholders’ equity	$1,417,491	$429,698	$(421,791)	$1,425,398

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$91,869	$72,147	$—	$164,016
Expenses:
Direct expenses	92,037	60,517	—	152,554
Selling, general and administrative Expenses	9,044	2,802	(173)	11,673

Total operating expenses	101,081	63,319	(173)	164,227
Loss on disposal of assets, net	359	—	—	359

Operating income	(9,571)	8,828	173	(570)
Equity in net income of consolidated subsidiaries	(5,054)	—	5,054	—
Interest expense	7,513	20	—	7,533
Other income, net	(786)	(2)	173	(615)

	1,673	18	5,227	6,918

(Loss) earnings before income taxes	(11,244)	8,810	(5,054)	(7,488)
Income tax (benefit) expense	(2,312)	3,756	—	1,444

Net (loss) earnings	$(8,932)	$5,054	$(5,054)	$(8,932)

	For the quarter ended March 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$128,658	$75,539	$—	$204,197
Expenses:
Direct expenses	106,481	62,730	(4)	169,207
Selling, general and administrative expenses	8,508	2,729	—	11,237

Total operating expenses	114,989	65,459	(4)	180,444
Gain on disposal of assets, net	(7)	—	—	(7)
Equity in loss of unconsolidated affiliate	68	—	—	68

Operating income	13,608	10,080	4	23,692
Equity in net income of consolidated subsidiaries	(6,131)	—	6,131	—
Interest expense	7,170	—	—	7,170
Other income, net	(462)	(4)	4	(462)

	577	(4)	6,135	6,708

Earnings before income taxes	13,031	10,084	(6,131)	16,984
Income tax expense	2,668	3,953	—	6,621

Net earnings	$10,363	$6,131	$(6,131)	$10,363

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net loss	$(8,932)	$5,054	$(5,054)	$(8,932)
Unrealized gain on short-term investments	807	—	—	807
Changes in pension plan asset and benefit obligations	1	—	—	1
Tax effect of preceding gains, losses or changes	(332)	—	—	(332)

	$(8,456)	$5,054	$(5,054)	$(8,456)

	For the quarter ended March 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$10,363	$6,131	$(6,131)	$10,363
Unrealized gain on short-term investments	139	—	—	139
Other unrealized gain	24	—	—	24
Tax effect of preceding gains, losses or changes	(55)	—	—	(55)

	$10,471	$6,131	$(6,131)	$10,471

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the three months ended March 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash used in operating activities	$(13,795)	$(2,548)	$—	$(16,343)
Investing activities:
Purchase of property and equipment	(8,519)	—	—	(8,519)
Proceeds from asset dispositions	850	—	—	850
Purchase of short-term investments	(77,677)	—	—	(77,677)
Proceeds from sale of short-term investments	76,184	—	—	76,184
Payments of deposits on aircraft	(66)	—	—	(66)

Net cash used in investing activities	(9,228)	—	—	(9,228)

Financing activities:
Proceeds from line of credit	83,500	—	—	83,500
Payments on line of credit	(53,300)	—	—	(53,300)
Repurchase of common stock	(500)	—	—	(500)
Due to/from affiliate, net	(6,600)	6,600	—	—

Net cash provided by financing activities	23,100	6,600	—	29,700

Increase in cash	77	4,052	—	4,129
Cash, beginning of period	46	2,361	—	2,407

Cash, end of period	$123	$6,413	$—	$6,536

	For the three months ended March 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$4,637	$25,281	$—	$29,918
Investing activities:
Purchase of property and equipment	(22,115)	—	—	(22,115)
Purchase of short-term investments	(190,243)	—	—	(190,243)
Proceeds from sale of short-term investments	185,426	—	—	185,426
Payments of deposits on aircraft	(66)	—	—	(66)

Net cash used in investing activities	(26,998)	—	—	(26,998)

Financing activities:
Proceeds from line of credit	77,740	—	—	77,740
Payments on line of credit	(81,100)	—	—	(81,100)
Repurchase of common stock	(2,207)			(2,207)
Due to/from affiliate, net	27,928	(27,928)	—	—

Net cash provided by (used in) financing activities	22,361	(27,928)	—	(5,567)

Decrease in cash	—	(2,647)	—	(2,647)
Cash, beginning of period	51	6,219	—	6,270

Cash, end of period	$51	$3,572	$—	$3,623

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2015, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are “forward-looking statements”, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: reduction in demand for our services due to volatility of oil and gas prices and the level of exploration and production activity in the Gulf of Mexico generally, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets; the availability of adequate insurance; adverse changes in the value of our aircraft or our ability to sell them in the secondary markets; weather conditions and seasonal factors, including tropical storms and hurricanes; the effects of competition and changes in technology; the adverse impact of customers electing to terminate or reduce our services; the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic, payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in this and other annual, quarterly or current reports filed by us with the SEC. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC filings. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.

Overview

As described further in Note 10, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the energy and medical industries. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. During periods when the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, during periods when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Flight volume and patient transports in our Air Medical segment. Our traditional provider programs in our Air Medical segment are typically billed at a fixed monthly contractual rate plus a variable rate for flight hours. The volume of flight utilization of our aircraft by our customers under these programs has a direct impact on the amount of revenue earned in a period. Traditional provider contracts generated approximately 31%, 35%, 39% and 39% of our Air Medical segment revenues for the three months ended March 31, 2016, and the years ended December 31, 2015, 2014 and 2013, respectively. In our independent provider programs, our revenue is directly dependent upon the number of patient transports provided in a given period.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years and our receipt of payments from these programs is subject to various regulatory and appropriations risks. Changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages, and we may not be able to recover all of these costs increases through rate increases.

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the past several months, an increasing number of our offshore customers have requested reductions in the number of aircraft under contract, pricing concessions or both, which has further reduced our aircraft utilization rates and intensified pricing pressures. We believe that we may receive additional such requests in the future. Although we can neither control nor predict with any reasonable degree of certainty the length or ultimate severity of the current downturn in the energy industry, we currently expect further reductions in the operating revenues and net profit of our Oil and Gas segment in 2016 compared to amounts previously reported. These reductions could be quite substantial. For information on the impact of the market downturn on our liquidity, see “– Liquidity and Capital Resources – Long Term Debt” below.

We have extended through late June 2016 our three-year contract that we entered into on September 29, 2012 to provide air medical flight services and related support services to a customer in the Middle East. Under the extension, the number of aircraft operated and scope of our services and responsibilities have been reduced, which has caused our overseas air medical revenues and operating costs to decline significantly compared to prior periods. We are currently negotiating with this customer a five-year replacement contract. Although we expect the replacement contract to be completed and to receive all requisite corporate and governmental approvals by mid-2016, we cannot provide any assurances to this effect.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended March 31, 2016 and 2015.

	Quarter Ended March 31,		Favorable (Unfavorable)
	2016	2015
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$88,437	$120,396	$(31,959)
Air Medical	70,060	72,385	(2,325)
Technical Services	5,519	11,416	(5,897)

Total operating revenues	164,016	204,197	(40,181)
Segment direct expenses
Oil and Gas (1)	91,916	100,331	8,415
Air Medical	57,044	60,039	2,995
Technical Services	3,594	8,905	5,311

Total segment direct expenses	152,554	169,275	16,721
Segment selling, general and administrative expenses
Oil and Gas	1,528	1,159	(369)
Air Medical	2,595	2,629	34
Technical Services	224	114	(110)

Total segment selling, general and administrative expenses	4,347	3,902	(445)

Total segment expenses	156,901	173,177	16,276
Net segment (loss) profit
Oil and Gas	(5,007)	18,906	(23,913)
Air Medical	10,421	9,717	704
Technical Services	1,701	2,397	(696)

Total net segment profit	7,115	31,020	(23,905)
Other, net (2)	256	469	(213)
Unallocated selling, general and administrative costs	(7,326)	(7,335)	9
Interest expense	(7,533)	(7,170)	(363)

(Loss) earnings before income taxes	(7,488)	16,984	(24,472)
Income tax expense	1,444	6,621	5,777

Net (loss) earnings	$(8,932)	$10,363	$(19,295)

Flight hours:
Oil and Gas	20,737	25,136	(4,399)
Air Medical (3)	8,688	7,836	852
Technical Services	523	477	46

Total	29,948	33,449	(3,501)

Air Medical Transports (4)	4,503	3,945	558

Aircraft operated at period end: (5)
Oil and Gas (6)	154	168
Air Medical (7)	105	100
Technical Services	6	6

Total	265	274

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Consists of gains on disposition of property and equipment and other income.
(3)	Flight hours include 2,277 flight hours associated with traditional provider contracts during the first quarter of 2016, compared to 2,466 flight hours during the first quarter of 2015.
(4)	Represents individual patient transports for the period.
(5)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the dates indicated.
(6)	Includes eight aircraft in March 31, 2015 that were owned or leased by customers but operated by us.
(7)	Includes 10 aircraft as of March 31, 2016 that were owned or leased by customers but operated by us, compared to 13 aircraft as of March 31, 2015.

Quarter Ended March 31, 2016 compared with Quarter Ended March 31, 2015

Combined Operations

Operating Revenues – Operating revenues for the three months ended March 31, 2016 were $164.0 million, compared to $204.2 million for the three months ended March 31, 2015, a decrease of $40.2 million. Oil and Gas segment operating revenues decreased $32.0 million for the quarter ended March 31, 2016, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours. Operating revenues in our Air Medical segment decreased $2.3 million due principally to decreased revenues attributable to our traditional provider programs resulting from reduced overseas operations.

Total flight hours for the quarter ended March 31, 2016 were 29,948 compared to 33,449 for the quarter ended March 31, 2015. Oil and Gas segment flight hours decreased 4,399 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours increased 852 hours from the quarter ended March 31, 2015, due to increased flight hours in our independent provider operations. Individual patient transports in the Air Medical segment were 4,503 for the quarter ended March 31, 2016, compared to transports of 3,945 for the quarter ended March 31, 2015.

Direct Expenses – Direct operating expense was $152.6 million for the three months ended March 31, 2016, compared to $169.3 million for the three months ended March 31, 2015, a decrease of $16.7 million, or 10%. Employee compensation expense decreased $5.3 million due to a reduction in employees in our Oil and Gas segment resulting from implementation of voluntary early retirement programs (“VERPs”) in the third and fourth quarters of 2015 and the first quarter of 2016. Employee compensation expense represented approximately 48% and 46% of total direct expense for the quarters ended March 31, 2016 and 2015, respectively. We also experienced decreases in aircraft fuel of $1.8 million, aircraft insurance of $1.0 million, and aircraft warranty costs of $1.0 million (which expenses represent 3%, 1%, and 7% of total direct expense, respectively) as a result of the reduction in flight hours. Costs of goods sold decreased $5.5 million, primarily related to reduced services provided to an external customer by our Technical Services segment. Other direct costs decreased $2.1 million on a net basis.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $11.7 million for the three months ended March 31, 2016, compared to $11.2 million for the three months ended March 31, 2015. The $0.5 million increase was primarily attributable to increased legal fees incurred in the current year.

(Loss) Gain on Disposal of Assets, net – Loss on asset dispositions was $0.4 million for the three months ended March 31, 2016, compared to a gain of less than $0.1 million for the three months ended March 31, 2015. This decrease was primarily due to the sale or disposition of one light aircraft that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0 million for the three months ended March 31, 2016, compared to a loss of less than $0.1 million for the three months ended March 31, 2015, reflecting reduced demand for offshore flight services due to lower oil and gas exploration activities. See Note 11.

Interest Expense – Interest expense was $7.5 million for the three months ended March 31, 2016 and $7.2 million for the three months ended March 31, 2015, principally due to higher average outstanding debt balances.

Other Income, net – Other income was $0.6 million for the three months ended March 31, 2016 compared to $0.5 million for the same period in 2015, and represents primarily interest income. The $0.1 million increase is primarily attributable to an increase in the amount and rate of return of our short-term investments.

Income Taxes – Income tax expense for the three months ended March 31, 2016 was $1.4 million compared to income tax expense of $6.6 million for the three months ended March 31, 2015. The $1.4 million income tax expense recorded in the three months ended March 31, 2016 is comprised of a valuation allowance on certain state tax benefits related to net operating loss carryforwards of $4.1 million, which was partially offset by a $2.7 million tax benefit on our loss before income taxes. The valuation allowance recorded was solely attributable to a change in the Louisiana tax law which limits our ability to fully realize the tax benefit of our existing net operating loss carryforwards in this state. Absent the valuation allowance, our effective tax rate was 36.2% and 39% for the three months ended March 31, 2016 and March 31, 2015, respectively. The higher rate for the three months ended March 31, 2015 reflects the impact of recording during that quarter a one-time increase in the valuation allowance on our foreign tax credits.

Net Loss – Net loss for the three months ended March 31, 2016 was $8.9 million compared to net earnings of $10.4 million for the three months ended March 31, 2015. Loss before income taxes for the three months ended March 31, 2016 was $7.5 million compared to earnings before income tax of $17.0 million for the same period in 2015. Losses per diluted share were $0.31 for the current quarter compared to earnings per diluted share of $0.66 for the prior year quarter. The decrease in earnings before taxes for the quarter ended March 31, 2016 is principally attributable to the decreased profits in our Oil and Gas and Technical Services segments, partially offset by a small increase in the profits from our Air Medical segment. We had 15.6 million weighted average diluted common shares outstanding during the three months ended March 31, 2016 and 2015.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $88.4 million for the three months ended March 31, 2016, compared to $120.4 million for the three months ended March 31, 2015, a decrease of $32.0 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 20,737 for the most recent quarter compared to 25,136 for the same quarter in the prior year, a decrease of 4,399 flight hours. The decline in flight hours is attributable to lower flight hours and fewer aircraft on contract for all model types due to reduced oil and gas exploration and production activities in response to lower prevailing oil prices.

The number of aircraft deployed in the segment was 154 at March 31, 2016, compared to 168 at March 31, 2015. We added one new heavy aircraft to our Oil and Gas segment since March 31, 2015. We have sold or disposed of seven light aircraft in the Oil and Gas segment since March 31, 2015. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $91.9 million for the three months ended March 31, 2016, compared to $100.3 million for the three months ended March 31, 2015, a decrease of $8.4 million. Employee compensation expense decreased $4.1 million due to a reduction in employees resulting from implementation of our VERPs. During the first quarter of 2016, we recorded $1.6 million of severance costs related to these programs. See Note 10. There were also decreases in aircraft fuel of $2.0 million and aircraft warranty costs of $1.1 million due to the reduction in flight hours. Other items decreased $1.2 million on a net basis.

Selling, general, and, administrative segment expenses were $1.5 million for the three months ended March 31, 2016 and $1.2 million for the three months ended March 31, 2015. The $0.3 million increase is primarily attributable to increased legal fees of $0.2 million, and increased bad debt expense of $0.2 million. Other items decreased net $0.1 million.

Oil and Gas segment loss was $5.0 million for the quarter ended March 31, 2016, compared to segment profit of $18.9 million for the quarter ended March 31, 2015. The decrease in segment profit was due to decreased revenues, which were only partially offset by decreased expenses attributable to the above-described factors.

Air Medical – Air Medical segment revenues were $70.1 million for the three months ended March 31, 2016, compared to $72.4 million for the three months ended March 31, 2015. This decrease of $2.3 million is primarily attributable to decreased revenues from our traditional provider programs resulting from the reduction in our overseas operations. These decreases were partially offset by higher revenues from our independent provider programs driven by, among other things, an increase in operating bases. Patient transports were 4,503 for the three months ended March 31, 2016, compared to 3,945 for the same period in the prior year.

The number of aircraft in the segment at March 31, 2016 was 105 compared to 100 at March 31, 2015. Since March 31, 2015, we added seven light aircraft to our Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $57.0 million for the three months ended March 31, 2016, compared to $60.0 million for the three months ended March 31, 2015, a decrease of $3.0 million. We incurred decreases in employee compensation costs of $1.8 million due to a reduction in pilot compensation. Component repair costs also decreased $1.5 million as a result of a reduction in scheduled maintenance for certain aircraft. Cost of goods sold also decreased $1.3 million related to certain items that are billed on a cost plus basis on our Middle East project. Other items increased, net $1.6 million.

Selling, general and administrative segment expenses were $2.6 million for the three months ended March 31, 2016, as well as the three months ended March 31, 2015.

Air Medical segment profit was $10.4 million for the quarter ended March 31, 2016, compared to a segment profit of $9.7 million for the quarter ended March 31, 2015. The $0.7 million increase in profit is attributable to the decreased operating expenses described above.

Technical Services – Technical Services revenues were $5.5 million for the three months ended March 31, 2016, compared to $11.4 million for the three months ended March 31, 2015. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer. The current projects with this customer were near completion in the first quarter of 2016, after which additional projects are expected to begin and continue through 2016. Direct expenses decreased $5.3 million compared to the prior year quarter, principally due to reduced operations. Technical Services segment earnings were $1.7 million for the three months ended March 31, 2016, compared to segment profit of $2.4 million for the three months ended March 31, 2015.

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

Historical Cash and Cash Flow Information

Liquidity – Our cash position was $6.5 million at March 31, 2016, compared to $2.4 million at December 31, 2015. Short-term investments were $286.1 million at March 31, 2016, compared to $284.5 million at December 31, 2015. We also had $15.3 million in restricted investments at March 31, 2016 and December 31, 2015 securing outstanding letters of credit.

As noted in greater detail above, the current downturn in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015, and we expect further reductions in the operating revenues and net profit of our Oil and Gas segment in 2016. Through December 31, 2015, these negative variances did not materially impact our liquidity or the cash flows reported in our consolidated cash flows statements, as described in further detail below. Nonetheless, if the current oil and gas downturn persists, we expect that it will ultimately have a negative impact on our consolidated operating cash flow, liquidity, and compliance with our financial covenants under our credit facility.

Operating activities – Net cash used in operating activities was $16.3 million for the three months ended March 31, 2016, compared to net cash provided of $29.9 million for the same period in 2015, a decrease of $46.2 million. Net cash provided by operating activities (excluding changes in operating assets and liabilities) contributed $11.8 million of cash flow in the first quarter of 2016, compared to $35.4 million in the first quarter of 2015, a decrease of $23.6 million, primarily due to the decreased profitability of our oil and gas segment. Net changes in operating assets and liabilities in first quarter of 2016 used cash of $28.1 million, compared to a net use of cash of $5.5 million in first quarter of 2015. The $22.6 million increase in net use of cash was primarily due to $32.7 million less cash collected in first quarter of 2016 related to our Middle East contract, due to timing of payments. Other increases in the use of cash for 2016 were due to an increase in our aircraft parts inventory of $3.4 million for a certain model type and payments related to a VERP of $4.7 million. Finally, items offsetting the use of cash in 2016 compared to 2015 were a decrease of $9.1 million in bonuses paid, and a $9.1 million decrease in payments made to major suppliers.

Investing activities – Net cash used in investing activities was $9.2 million for the three months ended March 31, 2016, compared to $27.0 million for the same period in 2015. Purchases and sales of short-term investments used $1.5 million of cash during the three months ended March 31, 2016 compared to $4.8 million in the comparable prior year period. Gross proceeds from asset dispositions in the first quarter of 2016 were $0.9 million. There were no gross proceeds from asset dispositions in the first quarter of 2015. Capital expenditures were $8.5 million for the three months ended March 31, 2016, compared to $22.1 million for the same period in 2015. Capital expenditures for aircraft and aircraft improvements accounted for $8.0 million and $20.8 million of these totals for the three months ended 2016 and 2015, respectively, which reflects a decrease in the number of aircraft purchased by us in the first three months of 2016 as compared to the same period in 2015. During the first quarter of 2016, we took delivery of one heavy aircraft that we intend to finance with an operating lease in the second quarter. During the same period in 2015, we exercised a purchase option on one heavy aircraft and took delivery of another heavy aircraft as to which we executed an operating lease in the second quarter of 2015.

Financing activities – Financing activities during the first quarter of 2016 included net borrowings of $30.2 million on our revolving credit facility and $0.5 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Financing activities for the first quarter of 2015 included net payments of $3.4 million on our revolving credit facility and $2.2 million used related to the purchase of shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Long Term Debt

As of March 31, 2016, our total long-term debt was $587.7 million, consisting of our $500 million of 5.25% Senior Notes due 2019 and $87.7 million borrowed under our revolving credit facility.

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

At March 31, 2016, we had $87.7 million in borrowings under our credit facility. At the same date in 2015, we had $39.6 million in borrowings under our credit facility.

Other – We maintain a separate letter of credit facility described in Note 5 that had $15.3 million of letters of credit outstanding at March 31, 2016.

For additional information on our long term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of March 31, 2016, related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of March 31, 2016. As of March 31, 2016, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2016 (1)	2017	2018	2019	2020	Beyond 2020
		(Thousands of dollars)
Aircraft lease obligations	$266,477	$34,266	$42,699	$39,018	$32,365	$28,526	$89,603
Other lease obligations	14,891	4,295	3,435	2,680	2,148	1,557	776
Long-term debt (2)	587,700	—	87,700	—	500,000	—	—
Senior notes interest (2)	78,750	13,125	26,250	26,250	13,125	—	—

	$947,818	$51,686	$160,084	$67,948	$547,638	$30,083	$90,379

(1)	Payments due during the last nine months of 2016 only.
(2)	“Long-term debt” reflects the principal amount of debt due under our outstanding senior notes and our revolving credit facility, whereas “senior notes interest” reflects interest accrued under our senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of March 31, 2016 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of March 31, 2016, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates between 2016 and 2020. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, $150.4 million in 2019, and $22.7 million in 2020. Whether we exercise these options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.

On January 15, 2016, we took initial delivery of one heavy aircraft. The aircraft will be finally delivered in May 2016 when completion services are finished. We are currently pursuing financing with an operating lease.

We intend to fund the above contractual obligations and purchase options through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, refinancing transactions or sale-leaseback transactions.

For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $39.8 million weighted average loan balance during the three months ended March 31, 2016, a 10% increase (0.245%) in interest rates would have reduced our annual pre-tax earnings approximately $0.1 million, but would not have changed the fair market value of this debt.

Our $500 million of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At March 31, 2016, the market value of the notes was approximately $457.5 million, based on quoted market prices.

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

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2016, we withheld from employees and canceled 26,660 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share
March 1, 2016 – March 31, 2016	26,660	$18.77

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Results of Annual Meeting

At PHI’s annual meeting of shareholders on May 5, 2016, for which proxies were not solicited, the board of directors that was nominated, as described in the Company’s Information Statement filed April 13, 2016, was elected in its entirety, with 2,043,662 votes in favor of each director, and zero votes withheld or abstaining. The ratification of the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2016 was approved with 2,043,662 votes in favor, and zero votes against or abstaining.

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

	4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

	4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

	4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

	4.4†	Third Amendment to Second Amended and Restated Loan Agreement, dated as of September 25, 2015, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

	4.5	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

	4.6	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

	10.1†	Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to PHI’s Information Statement on Schedule 14C filed April 13, 2015).

	10.2†	Form of Indemnity Agreement between the Company and each of its directors, as adopted on November 5, 2015 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

	31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

	31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

	32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

	32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 9, 2016	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 9, 2016	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer