Form 10-Q
period 2016-06-30
PHI INC
filed 2016-08-05
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,771,550 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$8,567	$2,407
Short-term investments	289,235	284,523
Accounts receivable – net
Trade	137,031	138,309
Other	11,381	6,469
Inventories of spare parts – net	69,424	69,491
Prepaid expenses	7,802	8,951
Deferred income taxes	10,379	10,379
Income taxes receivable	709	761

Total current assets	534,528	521,290
Property and equipment – net	893,235	883,529
Restricted investments	13,038	15,336
Other assets	6,317	6,178

Total assets	$1,447,118	$1,426,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,462	$31,373
Accrued and other current liabilities	40,343	44,759

Total current liabilities	63,805	76,132
Long-term debt:
Revolving credit facility	95,000	57,500
Senior Notes issued March 17, 2014, net of debt issuance costs of $3,376 and $3,999, respectively	496,624	496,001
Deferred income taxes	150,464	153,645
Other long-term liabilities	15,879	16,057
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,771,550 and 12,685,725 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,278	1,269
Additional paid-in capital	307,266	304,884
Accumulated other comprehensive gain (loss)	45	(567)
Retained earnings	316,466	321,121

Total shareholders’ equity	625,346	626,998

Total liabilities and shareholders’ equity	$1,447,118	$1,426,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues, net	$167,136	$198,547	$331,152	$402,744
Expenses:
Direct expenses	152,417	168,828	304,971	338,035
Selling, general and administrative expenses	11,778	12,047	23,451	23,284

Total operating expenses	164,195	180,875	328,422	361,319
Gain on disposal of assets	(4,298)	(66)	(3,939)	(73)
Equity in loss of unconsolidated affiliate	76	106	76	174

Operating income	7,163	17,632	6,593	41,324
Interest expense	7,540	7,155	15,073	14,325
Other income, net	(494)	(567)	(1,109)	(1,029)

	7,046	6,588	13,964	13,296

Earnings (loss) before income taxes	117	11,044	(7,371)	28,028
Income tax (benefit) expense	(4,160)	4,590	(2,716)	11,211

Net earnings (loss)	$4,277	$6,454	$(4,655)	$16,817

Weighted average shares outstanding:
Basic	15,677	15,574	15,650	15,574
Diluted	15,718	15,690	15,650	15,679
Net earnings (loss) per share:
Basic	$0.27	$0.41	$(0.30)	$1.08
Diluted	$0.27	$0.41	$(0.30)	$1.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings (loss)	$4,277	$6,454	$(4,655)	$16,817
Unrealized (loss) gain on short-term investments	210	(158)	1,017	(19)
Other unrealized gain	—	—	—	24
Changes in pension plan assets and benefit obligations	1	—	2	—
Tax effect of the above-listed adjustments	(75)	63	(407)	9

Total comprehensive income (loss)	$4,413	$6,359	$(4,043)	$16,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

							Accumulated		Total
	Voting		Non-Voting		Additional		Other Com-		Share-
	Common Stock		Common Stock		Paid-in	Treasury	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$—	$(211)	$294,197	$597,068
Net earnings	—	—	—	—	—	—	—	16,817	16,817
Unrealized loss on short-term investments	—	—	—	—	—	—	(10)	—	(10)
Amortization of unearned stock-based compensation	—	—	—	—	3,359	—	—	—	3,359
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	166	17	—	—	—	—	17
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(66)	(7)	(2,096)	—	—	—	(2,103)
Purchase of treasury stock	—	—	—	—	—	(252)	—	—	(252)
Other	—	—	—	—	—	—	24	—	24

Balance at June 30, 2015	2,906	$291	12,676	$1,268	$302,796	$(252)	$(197)	$311,014	$614,920

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(4,655)	(4,655)
Unrealized gain on short-term investments	—	—	—	—	—	611	—	611
Changes in pension plan assets and benefit obligations	—	—	—	—	—	1	—	1
Amortization of unearned stock-based compensation	—	—	—	—	2,882	—	—	2,882
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	121	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(27)	(3)	(500)	—	—	(503)
Retirement of treasury stock	—	—	(8)	—	—	—	—	—

Balance at June 30, 2016	2,906	$291	12,771	$1,278	$307,266	$45	$316,466	$625,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net (loss) earnings	$(4,655)	$16,817
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,761	36,511
Deferred income taxes	(3,572)	10,063
Gain on asset dispositions	(3,939)	(73)
Equity in loss of unconsolidated affiliate	76	174
Inventory valuation reserves	2,613	(254)
Changes in operating assets and liabilities	(24,485)	6,070

Net cash provided by operating activities	799	69,308

Investing activities:
Purchase of property and equipment	(39,908)	(29,502)
Proceeds from asset dispositions	10,998	567
Purchase of short-term investments	(151,436)	(290,469)
Proceeds from sale of short-term investments	148,838	257,454
Payments of deposits on aircraft	(131)	(131)

Net cash used in investing activities	(31,639)	(62,081)

Financing activities:
Proceeds from line of credit	150,800	119,740
Payments on line of credit	(113,300)	(127,240)
Repurchase of common stock	(500)	(2,338)

Net cash provided by (used in) financing activities	37,000	(9,838)

Increase (decrease) in cash	6,160	(2,611)
Cash, beginning of period	2,407	6,270

Cash, end of period	$8,567	$3,659

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$14,329	$13,696

Income taxes	$1,879	$3,061

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$64	$27,757

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

New Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In mid-2015 the FASB deferred the effective date of ASU 2014-09 by one year until annual and interim periods beginning after December 15, 2017. Early adoption will be permitted as of January 1, 2017; however we have not yet determined if we will adopt this ASU prior to the effective date. The effects of this standard on our financial position, results of operations and cash flows are not yet known.

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

2. INVESTMENTS

We classify all of our short-term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive gain (loss), which is a separate component of shareholders’ equity in our Condensed Consolidated Balance Sheets. These unrealized gains and losses are also reflected in our Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Shareholders’ Equity. We determine cost, gains, and losses using the specific identification method.

Investments consisted of the following as of June 30, 2016:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$17,231	$—	$—	$17,231
Commercial paper	12,408	—	(15)	12,393
U.S. Government agencies	28,299	13	—	28,312
Corporate bonds and notes	244,196	191	(65)	244,322

Subtotal	302,134	204	(80)	302,258
Deferred compensation plan assets included in other assets	2,386	—	—	2,386

Total	$304,520	$204	$(80)	$304,644

Investments consisted of the following as of December 31, 2015:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,181	$—	$—	$18,181
Commercial paper	5,986	—	(5)	5,981
U.S. Government agencies	11,499	—	(30)	11,469
Corporate bonds and notes	265,069	—	(841)	264,228

Subtotal	300,735	—	(876)	299,859
Deferred compensation plan assets included in other assets	2,294	—	—	2,294

Total	$303,029	$—	$(876)	$302,153

At June 30, 2016 and December 31, 2015, we classified $13.0 million and $15.3 million, respectively, of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$164,123	$164,071	$152,444	$152,212
Due within two years	120,780	120,956	130,110	129,466

Total	$284,903	$285,027	$282,554	$281,678

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	June 30, 2016		December 31, 2015
	Average	Average	Average	Average
	Coupon	Days To	Coupon	Days To
	Rate (%)	Maturity	Rate (%)	Maturity
Commercial paper	0.932	279	0.553	154
U.S. Government agencies	0.973	559	0.865	599
Corporate bonds and notes	1.633	507	1.757	331

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	June 30, 2016		December 31, 2015
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Commercial paper	$12,394	$(15)	$5,981	$(5)
U.S. Government agencies	5,505	(1)	8,969	(30)
Corporate bonds and notes	85,084	(33)	232,347	(793)

Total	$102,983	$(49)	$247,297	$(828)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	June 30, 2016		December 31, 2015
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$50,203	$(31)	$28,866	$(48)

Total	$50,203	$(31)	$28,866	$(48)

From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2016 or December 31, 2015. We have also determined that we did not have any other-than-temporary impairments relating to credit losses on debt securities for the quarter ended June 30, 2016. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $5.1 million at June 30, 2016, and $5.2 million at December 31, 2015.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $114.0 million and $103.6 million as of June 30, 2016 and December 31, 2015, respectively. The allowance for uncompensated care was $31.6 million and $41.9 million as of June 30, 2016 and December 31, 2015, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.2 million and $2.3 million for the quarters ended June 30, 2016 and 2015, respectively. The value of these services was $4.7 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively. The estimated cost of providing charity services was $0.5 million for the quarters ended June 30, 2016 and 2015. The estimated cost of providing charity services was $1.2 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) was as follows:

	As of
	June 30, 2016	December 31, 2015
Allowance for Contractual Discounts	59%	56%
Allowance for Uncompensated Care	16%	23%

Under a three-year contract that commenced on September 29, 2012, our Air Medical affiliate provided multiple services to a customer in the Middle East, including helicopter leasing, emergency medical helicopter flight services, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. The initial contract expired in late September 2015 and has been extended through late September 2016 on terms and conditions that have reduced the number of aircraft operated by us and the scope of our services and responsibilities. Each of the major services mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each specific service was determined based upon third-party evidence and estimates.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $16.6 million and $15.4 million at June 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2016
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$17,231	$17,231	$—
Commercial paper	12,393	—	12,393
U.S. Government agencies	28,312	—	28,312
Corporate bonds and notes	244,322	—	244,322

	302,258	17,231	285,027
Deferred compensation plan assets	2,386	2,386	—

Total	$304,644	$19,617	$285,027

		December 31, 2015
	Total	(Level 1)	(Level 2)
Investments:
Money market mutual funds	$18,181	$18,181	$—
Commercial paper	5,981	—	5,981
U.S. Government agencies	11,469	—	11,469
Corporate bonds and notes	264,228	—	264,228

	299,859	18,181	281,678
Deferred compensation plan assets	2,294	2,294	—

Total	$302,153	$20,475	$281,678

We hold our short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not actively traded. These items may not be traded daily; examples include corporate bonds and U.S. government agencies debt. There have been no reclassifications of assets between Level 1 and Level 2 investments during the periods covered by the financial statements included in this report. We hold no Level 3 investments. Investments reflected on our balance sheets as Other assets, which we hold to fund liabilities under our Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at June 30, 2016 and December 31, 2015. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $463.8 million and $403.1 million at June 30, 2016 and December 31, 2015, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of the dates indicated below were as follows:

	June 30, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt		Debt
		Issuance		Issuance
	Principal	Debt Cost	Principal	Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$3,376	$500,000	$3,999
Revolving Credit Facility due October 1, 2017 with a group of commercial banks, interest payable at variable rates	95,000	—	57,500	—

Total long-term debt	$595,000	$3,376	$557,500	$3,999

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. These costs are now presented as a direct deduction from the debt liability, rather than as an asset. We adopted the new standard effective January 1, 2016. As a result, we reclassified unamortized debt issuances cost in the amount of $3.4 million and $4.0 million as of June 30, 2016 and December 31, 2015, respectively, and reduced the carrying value of long-term debt by the same amounts.

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

Revolving Credit Facility – We have an amended and restated revolving credit facility that matures on October 1, 2017. Under this facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility). As of June 30, 2016, we believe we were in compliance with these covenants. Based on current market conditions, however, we believe it is likely that we will fail to attain one of our financial covenant ratios as early as the end of the third quarter of 2016. We are currently discussing with our credit facility lenders the possibility of replacing the ratio with a covenant that more accurately reflects our balance sheet liquidity.

Cash paid to fund interest expense was $0.6 million for the quarter ended June 30, 2016 and $0.3 million for the quarter ended June 30, 2015. Cash paid to fund interest expense was $14.3 million for the six months ended June 30, 2016 and $13.7 million for the six months ended June 30, 2015.

Letter of Credit Facility—We maintain a separate letter of credit facility that had $13.0 million and $15.3 million in letters of credit outstanding at June 30, 2016 and December 31, 2015, respectively. We have letters of credit securing our workers compensation policies and a traditional provider contract.

Other—PHI, Inc. has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries’ cash is regularly advanced to PHI, Inc. Although PHI, Inc. periodically repays these advances to fund the subsidiaries’ cash requirements throughout the year, at any given point in time PHI, Inc. may owe a substantial sum to its subsidiaries under these advances, which, in accordance with generally accepted accounting principles, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets. For additional information, see Note 13.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and six months ended June 30, 2016 and 2015 are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,677	15,574	15,650	15,574
Dilutive effect of unvested restricted stock units	41	116	—	105

Weighted average outstanding shares of common stock, diluted (1)	15,718	15,690	15,650	15,679

(1)	For the six months ended June 30, 2016, 3,180 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the six months and quarters ended June 30, 2016 and 2015.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted units	$597	$571	$1,216	$1,208
Performance-based restricted units	809	1,069	1,680	2,151

Total stock-based compensation expense	$1,406	$1,640	$2,896	$3,359

During the quarter and six months ended June 30, 2016, 14,288 time-based restricted units were awarded to managerial employees.

During the quarter and six months ended June 30, 2016, 5,102 and 308,163 performance-based restricted units were awarded to managerial employees, respectively.

During the quarter and six months ended June 30, 2015, 1,118 and 20,048 time-based restricted units were awarded to managerial employees, respectively. During the quarter and six months ended June 30, 2015, 151,566 performance based restricted units were awarded to managerial employees.

8. ASSET DISPOSALS

During the second quarter of 2016, we sold four light and three medium aircraft and related parts inventory utilized in the Oil and Gas segment. Cash proceeds totaled $10.1 million, resulting in a gain on the sale of these assets of $4.3 million. These aircraft no longer met our strategic needs. During the first quarter of 2016, we sold one light aircraft previously utilized in the Oil and Gas segment. Cash proceeds totaled $0.9 million, resulting in a loss on the sale of this asset of $0.4 million. This aircraft no longer met our strategic needs. There were no sales or disposals of aircraft during the first and second quarter of 2015, but we did have minor sales and disposals of various ancillary equipment.

9. COMMITMENTS AND CONTINGENCIES

Commitments – In 2014, we exercised an option to purchase six additional heavy aircraft for delivery in 2015 and 2016. In 2015, we executed an amendment to terminate the purchase of four of the heavy aircraft for delivery in 2016. We took delivery of one aircraft in 2015 and delivery of the final aircraft in January 2016.

Total aircraft deposits of $2.7 million were included in Other assets as of June 30, 2016. This amount represents deposits paid by us under aircraft leases which will be applied either to the future purchase of the aircraft or the final lease payments depending upon whether or not we elect to purchase the aircraft when that option becomes available to us.

As of June 30, 2016, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates in 2016 through 2020. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, $150.4 million in 2019 and $22.7 million in 2020. Whether we exercise these options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.

Subsequent to June 30, 2016, we purchased one heavy aircraft previously leased by us for $26.7 million. This aircraft purchase was made available for sale by the lessor prior to its early buy out option date and is not one of the above-mentioned aircraft available for purchase in 2016. We intend to use this aircraft in our international operations.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of June 30, 2016 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana

Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are providing samples annually for both sites. Based upon our working relationship and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

Legal Matters – From time to time, we are involved in various legal actions incidental to our business, including actions relating to employee claims, medical malpractice claims, various tax issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of our presently pending proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.

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

At June 30, 2016, we had approximately $268.3 million in aggregate commitments under operating leases of which approximately $25.1 million is payable through December 31, 2016. The total lease commitments include $254.5 million for aircraft and $13.8 million for facility lease commitments.

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

In January 2016, we offered a Voluntary Employee Retirement Package (“VERP”) to all pilots who had attained age 64. Fifteen employees accepted this VERP, resulting in severance costs of $1.6 million recorded in the first quarter of 2016. At June 30, 2016, $0.4 million of severance costs from these offerings remained unpaid.

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

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At June 30, 2016, we had available for use 145 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended June 30, 2016 and 2015, respectively, approximately 50% and 57% of our total operating revenues were generated by our Oil and Gas segment. Our Oil and Gas segment generated approximately 52% and 58% of our total operating revenue for the six months ended June 30, 2016 and 2015, respectively.

Air Medical Segment. The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

As of June 30, 2016, 105 aircraft were available for use by our Air Medical segment. At such date, we operated approximately 100 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 72 separate locations. We also provide air medical transportation services for a customer overseas. For our overseas program, we deployed eight customer-owned aircraft at three locations, with four aircraft generating revenues as of June 30, 2016. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended June 30, 2016 and 2015, approximately 45% and 41% of our total operating revenues were generated by our Air Medical segment, respectively. For the six months ended June 30, 2016 and 2015, approximately 44% and 38% of our total operating revenues were generated by our Air Medical segment, respectively.

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

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Revenue
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Provision for contractual discounts	65%	65%	69%	66%
Provision for uncompensated care	7%	7%	4%	7%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Insurance	69%	74%	70%	73%
Medicare	18%	17%	18%	17%
Medicaid	9%	7%	10%	8%
Self-Pay	4%	2%	2%	2%

We also have a limited number of traditional provider contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 29% and 36% of the segment’s revenues for the quarters ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, these contracts generated approximately 30% and 39% of the segment’s revenues.

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

For the three month periods ended June 30, 2016 and 2015, approximately 5% and 2%, respectively, of our total operating revenues were generated by our Technical Services segment. For both of the six month periods ended June 30, 2016 and 2015, approximately 4%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2016 and 2015 is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$83,185	$112,839	$171,622	$233,235
Air Medical	75,547	81,642	145,607	154,027
Technical Services	8,404	4,066	13,923	15,482

Total operating revenues, net	167,136	198,547	331,152	402,744

Segment direct expenses (1)
Oil and Gas (2)	87,400	100,262	179,316	200,593
Air Medical	58,997	63,576	116,041	123,615
Technical Services	6,096	5,096	9,690	14,001

Total direct expenses	152,493	168,934	305,047	338,209

Segment selling, general and administrative expenses
Oil and Gas	1,605	1,275	3,132	2,434
Air Medical	2,642	2,527	5,237	5,156
Technical Services	273	208	497	322

Total segment selling, general and administrative expenses	4,520	4,010	8,866	7,912

Total segment expenses	157,013	172,944	313,913	346,121

Net segment (loss) profit
Oil and Gas	(5,820)	11,302	(10,826)	30,208
Air Medical	13,908	15,539	24,329	25,256
Technical Services	2,035	(1,238)	3,736	1,159

Total	10,123	25,603	17,239	56,623

Other, net (3)	4,792	633	5,048	1,102
Unallocated selling, general and administrative costs (1)	(7,258)	(8,037)	(14,585)	(15,372)
Interest expense	(7,540)	(7,155)	(15,073)	(14,325)

Earnings (loss) before income taxes	$117	$11,044	$(7,371)	$28,028

(1)	Included in direct expenses and unallocated selling, general and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment Direct Expense:
Oil and Gas	$10,024	$10,323	$19,942	$21,603
Air Medical	5,132	4,750	9,387	8,848
Technical Services	157	132	285	260

Total	$15,313	$15,205	$29,614	$30,711

Unallocated SG&A	$2,476	$3,155	$5,147	$5,801

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of June 30, 2016, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarters ended June 30, 2016 and 2015, we recorded a loss in equity of unconsolidated affiliate $0.1 million relative to our 49% equity ownership. For the six months ended June 30, 2016 and 2015, we recorded a loss in equity of unconsolidated affiliate of $0.1 million and $0.2 million relative to our 49% equity ownership, respectively. We had $1.5 million of trade receivables as of June 30, 2016 from PHIC. At December 31, 2015, we recorded an allowance for bad debts against this trade receivable of $1.5 million, as we do not anticipate that we will be able to recover them. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $0 at June 30, 2016 and December 31, 2015.

12. OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented separately in the Condensed Consolidated Statements of Comprehensive Income.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed further in Note 5, on March 17, 2014, PHI, Inc. issued $500.0 million of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. PHI, Inc. directly or indirectly owns 100% of all of its domestic subsidiaries.

The supplemental condensed financial information on the following pages sets forth, on a consolidated basis, the balance sheet, statement of operations, statement of comprehensive income, and statement of cash flows information for PHI, Inc. (“Parent Company”) and the guarantor subsidiaries under separate headings. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the parent company within the financial information presented below.

The transactions reflected in “Due to/from affiliates, net” in the following condensed consolidated statements of cash flows primarily consist of centralized cash management activities between PHI, Inc. and its subsidiaries, pursuant to which cash earned by the guarantor subsidiaries is regularly transferred to PHI, Inc. to be centrally managed. Because these balances are treated as short-term borrowings of the Parent Company, serve as a financing and cash management tool to meet our short-term operating needs, turn over quickly and are payable to the guarantor subsidiaries on demand, we present borrowings and repayments with our affiliates on a net basis within the condensed consolidating statement of cash flows. Net receivables from our affiliates are considered advances and net payables to our affiliates are considered borrowings, and both changes are presented as financing activities in the following condensed consolidating statements of cash flows.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	June 30, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$40	$8,527	$—	$8,567
Short-term investments	289,235	—	—	289,235
Accounts receivable – net	64,631	83,781	—	148,412
Intercompany receivable	—	47,588	(47,588)	—
Inventories of spare parts – net	60,768	8,656	—	69,424
Prepaid expenses	4,821	2,981	—	7,802
Deferred income taxes	10,379	—	—	10,379
Income taxes receivable	950	(241)	—	709

Total current assets	430,824	151,292	(47,588)	534,528
Investment in subsidiaries	343,068	—	(343,068)	—
Property and equipment – net	598,361	294,874	—	893,235
Restricted investments	13,023	15	—	13,038
Other assets	5,191	1,126	—	6,317

Total assets	$1,390,467	$447,307	$(390,656)	$1,447,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,742	$6,720	$—	$23,462
Accrued and other current liabilities	28,825	11,518	—	40,343
Intercompany payable	47,588	—	(47,588)	—

Total current liabilities	93,155	18,238	(47,588)	63,805
Long-term debt:
Revolving credit facility	95,000	—	—	95,000
Senior Notes dated March 17, 2014, net of debt issuance costs of $3,376	496,624	—	—	496,624
Deferred income taxes and other long-term liabilities	80,342	86,001	—	166,343
Shareholders’ Equity:
Common stock and paid-in capital	308,835	79,191	(79,191)	308,835
Accumulated other comprehensive income	45	—	—	45
Retained earnings	316,466	263,877	(263,877)	316,466

Total shareholders’ equity	625,346	343,068	(343,068)	625,346

Total liabilities and shareholders’ equity	$1,390,467	$447,307	$(390,656)	$1,447,118

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	December 31, 2015
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$46	$2,361	$—	$2,407
Short-term investments	284,523	—	—	284,523
Accounts receivable – net	70,336	74,442	—	144,778
Intercompany receivable	—	90,943	(90,943)	—
Inventories of spare parts – net	60,060	9,431	—	69,491
Prepaid expenses	7,162	1,789	—	8,951
Deferred income taxes	10,379	—	—	10,379
Income taxes receivable	1,002	(241)	—	761

Total current assets	433,508	178,725	(90,943)	521,290
Investment in subsidiaries	330,848	—	(330,848)	—
Property and equipment – net	632,759	250,770	—	883,529
Restricted investments	15,336	—	—	15,336
Other assets	5,975	203	—	6,178

Total assets	$1,418,426	$429,698	$(421,791)	$1,426,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,512	$5,861	$—	$31,373
Accrued liabilities	29,138	15,621	—	44,759
Intercompany payable	90,943	—	(90,943)	—

Total current liabilities	145,593	21,482	(90,943)	76,132
Long-term debt:
Revolving credit facility	57,500	—	—	57,500
Senior Notes dated March 17, 2014, net of debt issuance costs of $3,999	496,001	—	—	496,001
Deferred income taxes and other long-term liabilities	92,334	77,368	—	169,702
Shareholders’ Equity:
Common stock and paid-in capital	306,444	79,061	(79,061)	306,444
Accumulated other comprehensive loss	(567)	—	—	(567)
Retained earnings	321,121	251,787	(251,787)	321,121

Total shareholders’ equity	626,998	330,848	(330,848)	626,998

Total liabilities and shareholders’ equity	$1,418,426	$429,698	$(421,791)	$1,426,333

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2016
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$89,365	$77,771	$—	$167,136
Expenses:
Direct expenses	89,535	62,882	—	152,417
Selling, general and administrative expenses	9,232	2,871	(325)	11,778

Total operating expenses	98,767	65,753	(325)	164,195
Gain on disposal of assets, net	(4,298)	—	—	(4,298)
Equity in loss of unconsolidated affiliate	76	—	—	76

Operating income	(5,180)	12,018	325	7,163
Equity in net income of consolidated subsidiaries	(7,035)	—	7,035	—
Interest expense	7,534	6	—	7,540
Other income, net	(819)	—	325	(494)

	(320)	6	7,360	7,046

(Loss) earnings before income taxes	(4,860)	12,012	(7,035)	117
Income tax (benefit) expense	(9,137)	4,977	—	(4,160)

Net earnings	$4,277	$7,035	$(7,035)	$4,277

	For the quarter ended June 30, 2015
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$115,040	$83,507	$—	$198,547
Expenses:
Direct expenses	103,483	65,349	(4)	168,828
Selling, general and administrative expenses	9,471	2,576	—	12,047

Total operating expenses	112,954	67,925	(4)	180,875
Gain on disposal of assets, net	(66)	—	—	(66)
Equity in loss of unconsolidated affiliate	106	—	—	106

Operating income	2,046	15,582	4	17,632
Equity in net income of consolidated subsidiaries	(9,230)	—	9,230	—
Interest expense	7,155	—	—	7,155
Other income, net	(571)	—	4	(567)

	(2,646)	—	9,234	6,588

Earnings before income taxes	4,692	15,582	(9,230)	11,044
Income tax (benefit) expense	(1,762)	6,352	—	4,590

Net earnings	$6,454	$9,230	$(9,230)	$6,454

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2016
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$181,234	$149,918	$—	$331,152
Expenses:
Direct expenses	181,572	123,399	—	304,971
Selling, general and administrative expenses	18,275	5,674	(498)	23,451

Total operating expenses	199,847	129,073	(498)	328,422
Gain on disposal of assets, net	(3,939)	—	—	(3,939)
Equity in loss of unconsolidated affiliate	76	—	—	76

Operating income	(14,750)	20,845	498	6,593
Equity in net income of consolidated subsidiaries	(12,090)	—	12,090	—
Interest expense	15,047	26	—	15,073
Other income, net	(1,603)	(4)	498	(1,109)

	1,354	22	12,588	13,964

(Loss) earnings before income taxes	(16,104)	20,823	(12,090)	(7,371)
Income tax (benefit) expense	(11,449)	8,733	—	(2,716)

Net (loss)earnings	$(4,655)	$12,090	$(12,090)	$(4,655)

	For the six months ended June 30, 2015
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$243,697	$159,047	$—	$402,744
Expenses:
Direct expenses	209,965	128,079	(9)	338,035
Selling, general and administrative expenses	17,979	5,305	—	23,284

Total operating expenses	227,944	133,384	(9)	361,319
Gain on disposal of assets, net	(73)	—	—	(73)
Equity in loss of unconsolidated affiliate	174	—	—	174

Operating income	15,652	25,663	9	41,324
Equity in net income of consolidated subsidiaries	(15,362)	—	15,362	—
Interest expense	14,325	—	—	14,325
Other income, net	(1,034)	(4)	9	(1,029)

	(2,071)	(4)	15,371	13,296

Earnings before income taxes	17,723	25,667	(15,362)	28,028
Income tax expense	906	10,305	—	11,211

Net earnings	$16,817	$15,362	$(15,362)	$16,817

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended June 30, 2016
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$4,277	$7,035	$(7,035)	$4,277
Unrealized loss on short-term investments	210	—	—	210
Changes in pension plan assets and benefit obligations	1	—	—	1
Tax effect	(75)	—	—	(75)

Total comprehensive income	$4,413	$7,035	$(7,035)	$4,413

	For the quarter ended June 30, 2015
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$6,454	$9,230	$(9,230)	$6,454
Unrealized loss on short-term investments	(158)	—	—	(158)
Tax effect	63	—	—	63

Total comprehensive income	$6,359	$9,230	$(9,230)	$6,359

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2016
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(4,655)	$12,090	$(12,090)	$(4,655)
Unrealized loss on short-term investments	1,017	—	—	1,017
Changes in pension plan assets and benefit obligations	2	—	—	2
Tax effect	(407)	—	—	(407)

Total comprehensive (loss) income	$(4,043)	$12,090	$(12,090)	$(4,043)

	For the six months ended June 30, 2015
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$16,817	$15,362	$(15,362)	$16,817
Unrealized loss on short-term investments	(19)	—	—	(19)
Unrealized realized gain	24	—	—	24
Tax effect	9	—	—	9

Total comprehensive income	$16,831	$15,362	$(15,362)	$16,831

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(12,954)	$13,753	$—	$799
Investing activities:
Purchase of property and equipment	(39,535)	(373)	—	(39,908)
Proceeds from asset dispositions	10,998	—	—	10,998
Purchase of short-term investments	(151,436)	—	—	(151,436)
Proceeds from sale of short-term investments	148,838	—	—	148,838
Payments of deposits on aircraft	(131)	—	—	(131)

Net cash used in investing activities	(31,266)	(373)	—	(31,639)

Financing activities:
Proceeds from line of credit	150,800	—	—	150,800
Payments on line of credit	(113,300)	—	—	(113,300)
Repurchase of common stock	(500)	—	—	(500)
Due to/from affiliate, net	7,214	(7,214)	—	—

Net cash provided by (used in) financing activities	44,214	(7,214)	—	37,000

(Decrease ) increase in cash	(6)	6,166	—	6,160
Cash, beginning of period	46	2,361	—	2,407

Cash, end of period	$40	$8,527	$—	$8,567

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the six months ended June 30, 2015
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net cash provided by operating activities	$46,696	$22,612	$—	$69,308
Investing activities:
Purchase of property and equipment	(29,502)	—	—	(29,502)
Proceeds from asset dispositions	567	—	—	567
Purchase of short-term investments	(290,469)	—	—	(290,469)
Proceeds from sale of short-term investments	257,454	—	—	257,454
Payments of deposits on aircraft	(131)	—	—	(131)

Net cash used in investing activities	(62,081)	—	—	(62,081)

Financing activities:
Proceeds from line of credit	119,740	—	—	119,740
Payments on line of credit	(127,240)	—	—	(127,240)
Repurchase of common stock for payroll tax withholding requirements	(2,338)	—	—	(2,338)
Due to/from affiliate, net	25,220	(25,220)	—	—

Net cash provided by (used in) financing activities	15,382	(25,220)	—	(9,838)

Decrease in cash	(3)	(2,608)	—	(2,611)
Cash, beginning of period	51	6,219	—	6,270

Cash, end of period	$48	$3,611	$—	$3,659

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we,” “us” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are “forward-looking statements”, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: changes in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure and retain favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets; the availability of adequate insurance; adverse changes in the value of our aircraft or our ability to sell them in the secondary markets; weather conditions and seasonal factors, including tropical storms and hurricanes; the effects of competition and changes in technology; the adverse impact of customers electing to terminate or reduce our services; the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic, payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in this and other annual, quarterly or current reports filed by us with the SEC. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC filings. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.

Overview

As described further in Note 10, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the energy and medical industries. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. During periods when the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, during periods when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 69%, 65%, 61% and 61% of our Air Medical segment revenues for the six months ended June 30, 2016, and the years ended December 31, 2015, 2014 and 2013, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix”. Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years and our receipt of payments from these programs is subject to various regulatory and appropriations risks. Changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. To attract and retain qualified personnel, we must maintain competitive wages, which places downward pressure on our margins.

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the past few quarters, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. We believe that we may receive additional such requests in the future. Although we can neither control nor predict with any reasonable degree of certainty the length or ultimate severity of the current downturn in the energy industry, we currently expect further reductions in the operating revenues and net profit of our Oil and Gas segment in 2016 compared to amounts previously reported. These reductions could be quite substantial. For information on the impact of the market downturn on our liquidity, see “- Liquidity and Capital Resources – Long-Term Debt” below.

We have extended through the end of September 2016 our three-year contract that we entered into on September 29, 2012 to provide air medical flight services and related support services to a customer in the Middle East. Our original three-year contract lapsed on September 29, 2015, but has been extended three times for three-, six-, and three-month periods, respectively. Under each of these extensions, the number of aircraft operated and scope of our services and responsibilities have been reduced, when compared to the original agreement, which has caused our overseas air medical revenues and operating costs to decline significantly compared to prior periods. We are continuing to negotiate with this customer a five-year replacement contract. Although we anticipate that the replacement contract will be completed and that we will receive all requisite corporate and governmental approvals in 2016, we cannot provide any assurances to this effect.

Results of Operations

The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarter and six months ended June 30, 2016 and 2015.

	Quarter Ended		Favorable
	June 30,		(Unfavorable)
	2016	2015
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$83,185	$112,839	$(29,654)
Air Medical	75,547	81,642	(6,095)
Technical Services	8,404	4,066	4,338

Total operating revenues	167,136	198,547	(31,411)
Segment direct expenses
Oil and Gas (1)	87,400	100,262	12,862
Air Medical	58,997	63,576	4,579
Technical Services	6,096	5,096	(1,000)

Total segment direct expenses	152,493	168,934	16,441
Segment selling, general and administrative expenses
Oil and Gas	1,605	1,275	(330)
Air Medical	2,642	2,527	(115)
Technical Services	273	208	(65)

Total segment selling, general and administrative expenses	4,520	4,010	(510)

Total segment expenses	157,013	172,944	15,931

Net segment (loss) profit
Oil and Gas	(5,820)	11,302	(17,122)
Air Medical	13,908	15,539	(1,631)
Technical Services	2,035	(1,238)	3,273

Total net segment profit (2)	10,123	25,603	(15,480)
Other, net (3)	4,792	633	4,159
Unallocated selling, general and administrative costs (4)	(7,258)	(8,037)	779
Interest expense	(7,540)	(7,155)	(385)

Earnings before income taxes	117	11,044	(10,927)
Income tax (benefit) expense	(4,160)	4,590	8,750

Net earnings	$4,277	$6,454	$(2,177)

Flight hours:
Oil and Gas	20,724	25,743	(5,019)
Air Medical (5)	9,519	8,984	535
Technical Services	9	2	7

Total	30,252	34,729	(4,477)

Air Medical Transports (6)	4,823	4,757	66

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent registered public accounting firm. These financial measures are therefore considered non-GAAP financial measures. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Quarter Ended June 30,
	2016	2015
Total net segment profit	$10,123	$25,603
Other, net	4,792	633
Unallocated selling, general and administrative costs	(7,258)	(8,037)
Interest expense	(7,540)	(7,155)

Earnings before income taxes	$117	$11,044

(3)	Consists of gains on disposition of property and equipment, and other income.
(4)	Represents corporate overhead expenses not allocable to segments.
(5)	Flight hours include 2,452 flight hours associated with traditional provider contracts during the second quarter of 2016, compared to 2,250 flight hours in the prior year quarter.
(6)	Represents individual patient transports for the period.

	Six Months Ended		Favorable
	June 30,		(Unfavorable)
	2016	2015
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$171,622	$233,235	$(61,613)
Air Medical	145,607	154,027	(8,420)
Technical Services	13,923	15,482	(1,559)

Total operating revenues	331,152	402,744	(71,592)
Segment direct expenses
Oil and Gas (1)	179,316	200,593	21,277
Air Medical	116,041	123,615	7,574
Technical Services	9,690	14,001	4,311

Total segment direct expenses	305,047	338,209	33,162
Segment selling, general and administrative expenses
Oil and Gas	3,132	2,434	(698)
Air Medical	5,237	5,156	(81)
Technical Services	497	322	(175)

Total segment selling, general and administrative expenses	8,866	7,912	(954)

Total segment expenses	313,913	346,121	32,208

Net segment (loss) profit
Oil and Gas	(10,826)	30,208	(41,034)
Air Medical	24,329	25,256	(927)
Technical Services	3,736	1,159	2,577

Total net segment profit (2)	17,239	56,623	(39,384)
Other, net (3)	5,048	1,102	3,946
Unallocated selling, general and administrative costs (4)	(14,585)	(15,372)	787
Interest expense	(15,073)	(14,325)	(748)

(Loss) earnings before income taxes	(7,371)	28,028	(35,399)
Income tax (benefit) expense	(2,716)	11,211	13,927

Net (loss) earnings	$(4,655)	$16,817	$(21,472)

Flight hours:
Oil and Gas	41,461	50,879	(9,418)
Air Medical (5)	18,208	16,820	1,388
Technical Services	532	479	53

Total	60,201	68,178	(7,977)

Air Medical Transports (6)	9,326	8,702	624

Aircraft operated at period end: (7)
Oil and Gas (8)	145	167
Air Medical (9)	105	100
Technical Services	6	6

Total	256	273

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	These financial measures have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have not been audited or reviewed by our independent registered public accounting firm. These financial measures are therefore considered non-GAAP financial measures. Management believes these non-GAAP financial measures provide meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures is as follows:

	Six Months Ended June 30,
	2016	2015
Total net segment profit	$17,239	$56,623
Other, net	5,048	1,102
Unallocated selling, general and administrative costs	(14,585)	(15,372)
Interest expense	(15,073)	(14,325)

(Loss) earnings before income taxes	$(7,371)	$28,028

(3)	Consists of gains on disposition of property and equipment, and other income.
(4)	Represents corporate overhead expenses not allocable to segments.
(5)	Flight hours include 4,729 flight hours associated with traditional provider contracts for the first half of 2016, compared to 4,715 flight hours in the first half of the prior year.
(6)	Represents individual patient transports for the period.
(7)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the date indicated.
(8)	Includes eight aircraft as of June 30, 2015 that were owned or leased by customers but operated by us.
(9)	Includes 10 aircraft as of June 30, 2016 that were owned or leased by customers but operated by us, compared to 13 aircraft as of June 30, 2015.

Quarter Ended June 30, 2016 compared with Quarter Ended June 30, 2015

Combined Operations

Operating Revenues – Operating revenues for the quarter ended June 30, 2016 were $167.1 million, compared to $198.5 million for the quarter ended June 30, 2015, a decrease of $31.4 million. Oil and Gas segment operating revenues decreased $29.7 million for the quarter ended June 30, 2016, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours. Air Medical segment operating revenues decreased $6.1 million due principally to decreased traditional provider program revenues resulting from reduced overseas operations. Technical Services segment operating revenues increased $4.3 million due primarily to an increase in technical services provided to a third party customer.

Total flight hours for the quarter ended June 30, 2016 were 30,252 compared to 34,729 for the quarter ended June 30, 2015. Oil and Gas segment flight hours decreased 5,019 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours increased 535 hours from the quarter ended June 30, 2015, due to increased flight hours in our traditional provider and independent provider operations. Individual patient transports in the Air Medical segment were 4,823 for the quarter ended June 30, 2016, compared to transports of 4,757 for the quarter ended June 30, 2015.

Direct Expenses – Direct operating expense was $152.5 million for the quarter ended June 30, 2016, compared to $168.9 million for the quarter ended June 30, 2015, a decrease of $16.4 million, or 10%. Employee compensation expense decreased $10.3 million due to a reduction in employees in our Oil and Gas segment resulting from implementation of voluntary early retirement programs (“VERPs”) in the second half of 2015 and the first quarter of 2016. Employee compensation expense represented approximately 45% and 46% of total direct expense for the quarters ended June 30, 2016 and 2015, respectively. We also experienced decreases in aircraft fuel of $2.1 million, aircraft insurance of $0.6 million, and aircraft warranty costs of $2.2 million (which expenses represent 4%, 1%, and 7% of total direct expense, respectively) as a result of the reduction in flight hours. Aircraft parts expense decreased $1.2 million and component repair expense decreased $0.2 million. Other direct costs increased $0.1 million on a net basis.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $11.8 million for the quarter ended June 30, 2016, compared to $12.0 million for the quarter ended June 30, 2015. The $0.2 million decrease was primarily attributable to decreased employee compensation expense, partially offset by increased legal fees incurred in the current year.

Gain on Disposal of Assets, net – Gain on asset dispositions was $4.3 million for the quarter ended June 30, 2016, compared to a gain of $0.1 million for the quarter ended June 30, 2015. This increase was primarily due to the sale or disposition of three medium aircraft and related spare parts inventory that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.1 million for the quarter ended June 30, 2016 and the quarter ended June 30, 2015, reflecting reduced demand for offshore flight services due to lower oil and gas exploration activities. See Note 11.

Interest Expense – Interest expense was $7.5 million for the quarter ended June 30, 2016 and $7.2 million for the quarter ended June 30, 2015, principally due to higher average outstanding debt balances.

Other Income, net – Other income was $0.5 million for the quarter ended June 30, 2016 compared to $0.6 million for the same period in 2015, and represents primarily interest income. The $0.1 million decrease is primarily attributable to a decrease in the rate of return of our short-term investments.

Income Taxes – Income tax benefit for the quarter ended June 30, 2016 was $4.2 million compared to income tax expense of $4.6 million for the quarter ended June 30, 2015. The $4.2 million income tax benefit recorded in the quarter ended June 30, 2016 is comprised of a $4.2 million tax benefit related to the impact of a change in Louisiana tax law which amends the manner in which profits are apportioned to the state of Louisiana for income tax reporting purposes. The effect of the change in the tax law reduced our overall tax rate necessitating an adjustment to our Deferred tax assets and liabilities. Excluding this non-recurring adjustment, our effective tax rate was 10% and 42% for the quarter ended June 30, 2016 and June 30, 2015, respectively. The higher rate for the quarter ended June 30, 2015 reflects the impact of recording during that quarter a one-time increase in the valuation allowance on our foreign tax credits. The 10% effective tax rate for the quarter ended June 30, 2016 reflects a cumulative year to date true up of the effective tax rate from 36.2% to 36.0%. The impact of this adjustment was less than $0.1 million.

Net Earnings – Net earnings for the quarter ended June 30, 2016 was $4.3 million compared to net earnings of $6.5 million for the quarter ended June 30, 2015. Earnings before income taxes for the quarter ended June 30, 2016 was $0.1 million compared to earnings before income tax of $11.0 million for the same period in 2015. Earnings per diluted share were $0.27 for the second quarter of 2016 compared to earnings per diluted share of $0.41 for the prior year quarter. The decrease in earnings before taxes for the quarter ended June 30, 2016 is principally attributable to the decreased profits in our Oil and Gas and Air Medical segments, partially offset by a small increase in the profits from our Technical Services segment. We had 15.6 and 15.7 million weighted average diluted common shares outstanding during the quarter ended June 30, 2016 and 2015, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $83.2 million for the quarter ended June 30, 2016, compared to $112.8 million for the quarter ended June 30, 2015, a decrease of $29.6 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 20,724 for the most recent quarter compared to 25,743 for the same quarter in the prior year, a decrease of 5,019 flight hours. The decline in flight hours is attributable to fewer aircraft on contract and lower utilization rates for all model types due to reduced oil and gas exploration and production activities in response to lower prevailing oil prices.

The number of aircraft available for use in the segment was 145 at June 30, 2016, compared to 167 at June 30, 2015. We added one new heavy aircraft to our Oil and Gas segment since June 30, 2015. We have sold or disposed of nine light and three medium aircraft in the Oil and Gas segment since June 30, 2015. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $87.4 million for the quarter ended June 30, 2016, compared to $100.3 million for the quarter ended June 30, 2015, a decrease of $12.9 million. Employee compensation expense decreased $6.8 million due to a reduction in employees resulting from implementation of our VERPs. See Note 10. There were also decreases in aircraft fuel of $2.2 million, aircraft warranty costs of $2.2 million, and aircraft insurance of $0.4 million, each due to the reduction in flight hours. Other items decreased $1.3 million on a net basis.

Selling, general and administrative segment expenses were $1.6 million for the quarter ended June 30, 2016 and $1.3 million for the quarter ended June 30, 2015. The $0.3 million increase is primarily attributable to increased legal fees of $0.2 million, and increased bad debt expense of $0.2 million. Other items decreased net $0.1 million.

Oil and Gas segment loss was $5.8 million for the quarter ended June 30, 2016, compared to segment profit of $11.3 million for the quarter ended June 30, 2015. The decrease in segment profit was due to decreased revenues, which were only partially offset by decreased expenses attributable to the above-described factors.

Air Medical – Air Medical segment revenues were $75.5 million for the quarter ended June 30, 2016, compared to $81.6 million for the quarter ended June 30, 2015. This decrease of $6.1 million is primarily attributable to decreased traditional provider program revenues resulting from the reduction in our overseas operations. These decreases were partially offset by higher revenues from our independent provider programs driven by, among other things, an increase in operating bases. Patient transports were 4,823 for the quarter ended June 30, 2016, compared to 4,757 for the same period in the prior year.

The number of aircraft available for use in the segment at June 30, 2016 was 105 compared to 100 at June 30, 2015. Since June 30, 2015, we added seven light aircraft to our Air Medical segment. We have sold or disposed of two medium aircraft in the Air Medical segment since June 30, 2015.

Direct expense in our Air Medical segment was $59.0 million for the quarter ended June 30, 2016, compared to $63.6 million for the quarter ended June 30, 2015, a decrease of $4.6 million. Employee compensation costs decreased $2.8 million due to a reduction in personnel. Component repair costs also decreased $1.6 million as a result of a reduction in scheduled maintenance for certain aircraft. Cost of goods sold also decreased $0.6 million related to certain items that are billed on a cost plus basis on our Middle East project. Other items increased, net $0.4 million.

Selling, general and administrative segment expenses were $2.6 million for the quarter ended June 30, 2016, compared to $2.5 million for the quarter ended June 30, 2015.

Air Medical segment profit was $13.9 million for the quarter ended June 30, 2016, compared to a segment profit of $15.5 million for the quarter ended June 30, 2015. The $1.6 million decrease in profit is attributable to the decreased operating revenues described above, partially offset by decreased expenses.

Technical Services – Technical Services segment revenues were $8.4 million for the quarter ended June 30, 2016, compared to $4.1 million for the quarter ended June 30, 2015. The increase in revenue is due primarily to an increase of technical services provided to a third party customer. The current projects with this customer were near completion in the first quarter of 2016, after which additional projects are expected to begin and continue through the first quarter of 2017. Direct expenses increased $1.0 million compared to the prior year quarter, principally due to the increased operations. Technical Services segment earnings were $2.0 million for the quarter ended June 30, 2016, compared to segment loss of $1.2 million for the quarter ended June 30, 2015.

For additional information on our segments, see Note 10.

Six Months Ended June 30, 2016 compared with Six Months Ended June 30, 2015

Combined Operations

Operating Revenues – Operating revenues for the six months ended June 30, 2016 were $331.2 million, compared to $402.7 million for the six months ended June 30, 2015, a decrease of $71.5 million. Oil and Gas segment operating revenues decreased $61.6 million for the six months ended June 30, 2016, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours for these aircraft. Air Medical segment operating revenues decreased $8.4 million due principally to decreased traditional provider program revenues resulting from reduced overseas operations. This decrease was partially offset by increased revenues attributable to our independent provider programs, driven principally by increased transports. Technical Services segment operating revenues decreased $1.6 million due to variations in the level of services provided to a third party customer under projects discussed further below.

Total flight hours for the six months ended June 30, 2016 were 60,201 compared to 68,178 for the six months ended June 30, 2015. Oil and Gas segment flight hours decreased 9,418 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours increased 1,388 hours from the six months ended June 30, 2015, due to increased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 9,326 for the six months ended June 30, 2016, compared to 8,702 transports for the six months ended June 30, 2015.

Direct Expenses – Direct operating expense was $305.0 million for the six months ended June 30, 2016, compared to $338.2 million for the six months ended June 30, 2015, a decrease of $33.2 million, or 10%. Employee compensation expense decreased $15.6 million due to a reduction in employees in our Oil and Gas segment resulting from implementation of voluntary early retirement programs (“VERPs”) in the second half of 2015 and the first quarter of 2016. Employee compensation expense represented approximately 46% of total direct expense for the six months ended June 30, 2016 and 2015. In addition, we experienced decreases in aircraft fuel of $3.9 million, aircraft warranty costs of $3.2 million, aircraft insurance of $1.6 million, and aircraft parts costs of $1.3 million (representing 4%, 7%, 2% and 4% of total direct expense, respectively), as a result of the reduction in flight hours. Costs of goods sold decreased $5.8 million, due to decreased services provided to an external customer by our Technical Services segment, and a decrease in certain items that are billed on a cost plus basis in our Air Medical segment. Other direct costs items decreased $1.6 million, net.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $23.5 million for the six months ended June 30, 2016, compared to $23.3 million for the six months ended June 30, 2015. The $0.2 million increase was primarily attributable to increased legal fees and bad debt expense, partially offset by decreased employee compensation expense.

Gain on Disposal of Assets, net – Gain on asset dispositions was $3.9 million for the six months ended June 30, 2016, compared to a gain of $0.1 million for the six months ended June 30, 2015. In the first half of 2016, we sold one light and three medium aircraft, along with spare parts inventory that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. See Note 11.

Interest Expense – Interest expense was $15.1 million for the six months ended June 30, 2016, compared to $14.3 million for the six months ended June 30, 2015, principally due to higher outstanding debt balances.

Other Income, net – Other income was $1.1 million for the six months ended June 30, 2016 compared to $1.0 million for the six months ended June 30, 2015 and represents primarily interest income. The $0.1 million increase is primarily attributable to an increase in the amount and rate of return of our short-term investments.

Income Taxes – Income tax benefit for the six months ended June 30, 2016 was $2.7 million compared to income tax expense of $11.2 million for the six months ended June 30, 2015. Our effective tax rate was 20% and 40% for the six months ended June 30, 2016 and June 30, 2015, respectively. The $2.7 million income tax benefit recorded in the six months ended June 30, 2016 is comprised of a valuation allowance on certain state tax benefits related to net operating loss carryforwards of $4.1 million, a $4.2 million tax benefit related to the impact of a change in Louisiana tax law which amends the manner in which profits are apportioned to the state of Louisiana for income tax reporting purposes, and a $2.6 million tax benefit on our loss before income taxes. The valuation allowance recorded was solely attributable to a change in the Louisiana tax law which limits our ability to fully realize the tax benefit of our existing net operating loss carryforwards in this state. Absent the valuation allowance and tax benefit related to the change in the Louisiana tax law, our effective tax rate was 36% and 40% for the six months ended June 30, 2016 and June 30, 2015, respectively. The higher rate for the six months ended June 30, 2015 reflects the impact of recording during that period a one-time increase in the valuation allowance on our foreign tax credits.

Net Loss – Net loss for the six months ended June 30, 2016 was $4.7 million compared to net earnings of $16.8 million for the six months ended June 30, 2015. Loss before income taxes for the six months ended June 30, 2016 was $7.4 million compared to earnings before income tax of $28.0 million for the same period in 2015. Loss per diluted share was $0.30 for the six months ended June 30, 2016 compared to earnings per diluted share of $1.07 for the prior year six months. The decrease in earnings before taxes for the six months ended June 30, 2016 is principally attributable to the decreased profits in our Oil and Gas and Air Medical segments, partially offset by a small increase in the profits from our Technical Services segment. We had 15.6 and 15.7 million weighted average diluted common shares outstanding during the six months ended June 30, 2016 and 2015, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $171.6 million for the six months ended June 30, 2016, compared to $233.2 million for the six months ended June 30, 2015, a decrease of $61.6 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 41,461for the past six months compared to 50,879 for the same six months in the prior year, a decrease of 9,418 flight hours. The decline in flight hours is attributable to fewer aircraft on contract and lower utilization rates for all model types due to reduced oil and gas exploration and production activities in response to lower prevailing oil prices.

The number of aircraft available for use in the segment was 145 at June 30, 2016, compared to 167 at June 30, 2015. We added one new heavy aircraft to our Oil and Gas segment since June 30, 2015. We have sold or disposed of nine light and three medium aircraft in the Oil and Gas segment since June 30, 2015. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $179.3 million for the six months ended June 30, 2016, compared to $200.6 million for the six months ended June 30, 2015, a decrease of $21.3 million. Employee compensation expenses decreased $10.9 million due to a reduction in employees resulting from implementation of our VERPs. See Note 10. There were decreases in aircraft fuel of $4.1 million, aircraft insurance of $1.1 million, aircraft warranty costs of $3.3 million, and aircraft parts costs of $1.1 million, each due to the reduction in flight hours. Other items decreased $0.8 million, net.

Selling, general and administrative segment expenses were $3.1 million for the six months ended June 30, 2016 and $2.4 million for the six months ended June 30, 2015. The $0.7 million increase was primarily due to increased legal fees and bad debt expense.

Oil and Gas segment loss was $10.8 million for the six months ended June 30, 2016, compared to segment profit of $30.2 million for the six months ended June 30, 2015. The decrease in segment profit was due to the decreased revenues detailed above, which were only partially offset by decreased expenses.

Air Medical – Air Medical segment revenues were $145.6 million for the six months ended June 30, 2016, compared to $154.0 million for the six months ended June 30, 2015, a decrease of $8.4 million. Operating revenues in our traditional provider programs decreased $16.5 million due to a reduction in our overseas operations. Operating revenues in our independent provider programs increased $8.1 million primarily due to improved payor mix and an increase in operating bases. Patient transports were 9,326 for the six months ended June 30, 2016, compared to 8,702 for the same period in the prior year. Other segment revenue decreased $0.4 million.

The number of aircraft available for use in the segment at June 30, 2016 was 105 compared to 100 at June 30, 2015. Since June 30, 2015, we added seven light aircraft to our Air Medical segment. We have sold or disposed of two medium aircraft in the Air Medical segment since June 30, 2015.

Direct expense in our Air Medical segment was $116.0 million for the six months ended June 30, 2016, compared to $123.6 million for the six months ended June 30, 2015, a decrease of $7.6 million. Employee compensation expenses decreased $4.6 million due to a reduction in personnel. There were also decreases in spare parts and component repair costs of $0.3 million and $3.0 million, respectively, due to a decrease in scheduled maintenance for certain model types. Other direct expense items increased by a net of $0.3 million.

Selling, general and administrative segment expenses were $5.2 million for the six months ended June 30, 2016 and June 30, 2015.

Air Medical segment profit was $24.3 million for the six months ended June 30, 2016, compared to a segment profit of $25.3 million for the six months ended June 30, 2015. The decrease in profit is primarily attributable to the decreased revenues described above, partially offset by the decreased aircraft operating expenses described above.

Technical Services – Technical Services segment revenues were $13.9 million for the six months ended June 30, 2016, compared to $15.5 million for the six months ended June 30, 2015. Direct expense decreased $4.3 million compared to the prior year six months. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer. Additional projects are expected to begin and continue through the first quarter of 2017. Technical Services segment profit was $3.7 million for the six months ended June 30, 2016, compared to $1.2 million for the six months ended June 30, 2015.

For additional information on our segments, see Note 10.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, improvement of facilities, the acquisition of equipment and inventory, and other working capital needs. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and proceeds from periodic senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into sale-leaseback transactions to fund these acquisitions.

Historical Cash and Cash Flow Information

Liquidity—Our cash position was $8.6 million at June 30, 2016, compared to $2.4 million at December 31, 2015. Short-term investments were $289.2 million at June 30, 2016, compared to $284.5 million at December 31, 2015. We also had $13.0 million and $15.3 million in restricted investments at June 30, 2016 and December 31, 2015, respectively, securing outstanding letters of credit.

As noted in greater detail above, the current downturn in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015, and we expect further reductions in the operating revenues and net profit of our Oil and Gas segment in 2016. Through June 30, 2016, these negative variances did not materially impact our financial position reported in our consolidated balance sheets, as described in further detail below. Nonetheless, if the current oil and gas downturn persists, we expect that it will ultimately have a negative impact on our consolidated operating cash flow, liquidity, and compliance with our financial covenants under our credit facility.

Operating activities—Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2016, compared to net cash provided of $69.3 million for the same period in 2015, a decrease of $68.5 million. Cash receipts were down $78.5 million, primarily due to a $61.6 million decrease in our Oil and Gas segment revenues, related to the downturn in the industry. We had a $17.0 million decrease in collections related to our Middle East contract due to timing of payments. This was partially offset by a $3.7 million decrease in payments to vendors, and an $8.7 million decrease in cash required for net payroll, primarily due to a reduction in bonuses paid and staffing levels.

Investing activities—Net cash used in investing activities was $31.6 million for the six months ended June 30, 2016, compared to $62.1 million for the same period in 2015. Net purchases of short-term investments used $2.6 million of cash during the six months ended June 30, 2016, compared to $33.0 million in the comparable prior year period. Gross proceeds from asset dispositions in the first half of 2016 were $11.0 million, compared to $0.6 million for the same period in 2015. Capital expenditures were $40.0 million for the six months ended June 30, 2016, compared to $29.5 million for the same period in 2015. Capital expenditures for aircraft and aircraft improvements accounted for $38.1 million and $26.5 million of these totals for the six months ended 2016 and 2015, respectively. During the first quarter of 2016, we took delivery of one heavy aircraft that we purchased with borrowings under our revolving credit line. During the same period in 2015, we exercised a purchase option to acquire one heavy aircraft.

Financing activities—Financing activities during the first half of 2016 included net borrowings of $37.5 million on our revolving credit facility and $0.5 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Financing activities during the first half of 2015 included net payments of $7.5 million on our revolving credit facility and $2.3 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Long-Term Debt

As of June 30, 2016, our total long-term debt was $595.0 million, consisting of $500.0 million principal amount of 5.25% Senior Notes due 2019 (excluding debt issuance costs) and $95.0 million borrowed under our revolving credit facility.

Revolving Credit Facility—We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2017. Under our credit facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under the credit facility). Based on current market conditions, we believe it is likely that we will fail to attain one of our financial covenant ratios as early as the end of the third quarter of 2016. We are currently discussing with our credit facility lenders the possibility of replacing the ratio with a covenant that more accurately reflects our balance sheet liquidity.

At June 30, 2016, we had $95.0 million in borrowings under our credit facility. At the same date in 2015, we had $35.5 million in borrowings under our credit facility.

Other—We maintain a separate letter of credit facility described in Note 5 that had $13.0 million letters of credit outstanding at June 30, 2016.

For additional information on our long-term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of June 30, 2016, related to our operating lease obligations, aircraft purchase commitments, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of June 30, 2016. As of June 30, 2016, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2016(1)	2017	2018	2019	2020	2020
		(Thousands of dollars)
Aircraft lease obligations	$254,495	$22,284	$42,699	$39,018	$32,365	$28,526	$89,603
Other lease obligations	13,836	2,865	3,580	2,778	2,253	1,584	776
Long-term debt(2)	595,000	—	95,000	—	500,000	—	—
Senior notes interest(2)	78,750	13,125	26,250	26,250	13,125	—	—

	$942,081	$38,274	$167,529	$68,046	$547,743	$30,110	$90,379

(1)	Payments due during the last six months of 2016 only.
(2)	“Long-term debt” reflects the principal amount of debt due under our outstanding senior notes and our revolving credit facility, whereas “senior notes interest” reflects interest accrued under our senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future payment or refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of June 30, 2016 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of June 30, 2016, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates between 2016 and 2020. The aggregate option purchase prices are $67.8 million in 2016, $55.7 million in 2017, $127.0 million in 2018, $150.4 million in 2019, and $22.7 million in 2020. Whether we exercise these options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.

On January 15, 2016, we took initial delivery of one heavy aircraft. We funded the payment for this aircraft with borrowing from our credit facility in June 2016.

We intend to fund the above-described contractual obligations and any exercised purchase options through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, refinancing transactions or sale-leaseback transactions.

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

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $88.3 million weighted average loan balance during the six months ended June 30, 2016, a 10% increase (0.272%) in interest rates would have reduced our annual pre-tax earnings approximately $0.2 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At June 30, 2016, the market value of the notes was approximately $463.8 million, based on quoted market prices.

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

PHI, Inc.

August 5, 2016	By:	/s/ Al A. Gonsoulin

Al A. Gonsoulin
Chairman and Chief Executive Officer

August 5, 2016	By:	/s/ Trudy P. McConnaughhay

Trudy P. McConnaughhay
Chief Financial Officer