Form 10-Q
period 2016-09-30
PHI INC
filed 2016-11-07
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,777,358 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$2,639	$2,407
Short-term investments	289,520	284,523
Accounts receivable – net
Trade	131,295	138,309
Other	11,180	6,469
Inventories of spare parts – net	69,409	69,491
Prepaid expenses	6,976	8,951
Deferred income taxes	10,379	10,379
Income taxes receivable	863	761

Total current assets	522,261	521,290
Property and equipment – net	916,560	883,529
Restricted cash and investments	13,038	15,336
Other assets	7,334	6,178

Total assets	$1,459,193	$1,426,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,843	$31,373
Accrued and other current liabilities	32,178	44,759

Total current liabilities	53,021	76,132
Long-term debt:
Revolving credit facility	132,400	57,500
Senior Notes issued March 17, 2014, net of debt issuance costs of $3,064 and $3,999, respectively	496,936	496,001
Deferred income taxes	147,058	153,645
Other long-term liabilities	8,291	16,057
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,777,358 and 12,685,725 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,278	1,269
Additional paid-in capital	308,690	304,884
Accumulated other comprehensive loss	(271)	(567)
Retained earnings	311,499	321,121

Total shareholders’ equity	621,487	626,998

Total liabilities and shareholders’ equity	$1,459,193	$1,426,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating revenues, net	$158,093	$214,733	$489,245	$617,477
Expenses:
Direct expenses	144,938	182,064	449,909	520,099
Selling, general and administrative expenses	13,381	11,575	36,832	34,859

Total operating expenses	158,319	193,639	486,741	554,958
Loss (gain) on disposal of assets	85	(165)	(3,854)	(238)
Equity in loss of unconsolidated affiliate	198	75	274	249

Operating (loss) income	(509)	21,184	6,084	62,508
Interest expense	7,719	7,366	22,792	21,691
Other income, net	(462)	(472)	(1,571)	(1,501)

	7,257	6,894	21,221	20,190

(Loss) earnings before income taxes	(7,766)	14,290	(15,137)	42,318
Income tax (benefit) expense	(2,799)	6,621	(5,515)	17,832

Net (loss) earnings	$(4,967)	$7,669	$(9,622)	$24,486

Weighted average shares outstanding:
Basic	15,683	15,587	15,655	15,558
Diluted	15,683	15,652	15,655	15,640
Net (loss) earnings per share:
Basic	$(0.32)	$0.49	$(0.61)	$1.57
Diluted	$(0.32)	$0.49	$(0.61)	$1.57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) earnings	$(4,967)	$7,669	$(9,622)	$24,486
Unrealized (loss) gain on short-term investments	(494)	12	523	(7)
Other unrealized gain	—	—	—	24
Changes in pension plan assets and benefit obligations	1	4	3	4
Tax effect of adjustments	178	(6)	(229)	3

Total comprehensive (loss) income	$(5,282)	$7,679	$(9,325)	$24,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

							Accumulated		Total
	Voting		Non-Voting		Additional		Other Com-		Share-
	Common Stock		Common Stock		Paid-in	Treasury	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity
Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$—	$(211)	$294,197	$597,068
Net earnings	—	—	—	—	—	—	—	24,486	24,486
Unrealized loss on short-term investments	—	—	—	—	—	—	(3)	—	(3)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	—	2	—	2
Amortization of unearned stock- based compensation	—	—	—	—	5,059	—	—	—	5,059
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	177	18	—	—	—	—	18
Cancellation of restricted non- voting stock units for tax withholdings on vested shares	—	—	(69)	(7)	(2,200)	—	—	—	(2,207)
Purchase of treasury stock	—	—	—	—	—	(252)	—	—	(252)
Other	—	—	—	—	—	—	24	—	24

Balance at September 30, 2015	2,906	$291	12,684	$1,269	$304,392	$(252)	$(188)	$318,683	$624,195

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(9,622)	(9,622)
Unrealized gain on short-term investments	—	—	—	—	—	294	—	294
Changes in pension plan assets and benefit obligations	—	—	—	—	—	2	—	2
Amortization of unearned stock-based compensation	—	—	—	—	4,334	—	—	4,334
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	128	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(28)	(3)	(528)	—	—	(531)
Retirement of treasury stock	—	—	(8)	—	—	—	—	—

Balance at September 30, 2016	2,906	$291	12,777	$1,278	$308,690	$(271)	$311,499	$621,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net (loss) earnings	$(9,622)	$24,486
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,054	54,312
Deferred income taxes	(6,775)	15,983
Gain on asset dispositions	(3,854)	(238)
Equity in loss of unconsolidated affiliate	274	249
Inventory valuation reserves	3,766	1,576
Changes in operating assets and liabilities	(43,991)	11,787

Net cash (used in) provided by operating activities	(7,148)	108,155

Investing activities:
Purchase of property and equipment	(74,950)	(48,244)
Proceeds from asset dispositions	13,233	3,469
Purchase of short-term investments	(263,204)	(560,148)
Proceeds from sale of short-term investments	259,322	458,468
Refund of deposits on aircraft	—	6,010
Payment of deposits on aircraft	(197)	(1,207)
Loan to unconsolidated affiliate	(1,200)	—

Net cash used in investing activities	(66,996)	(141,652)

Financing activities:
Proceeds from line of credit	213,900	206,660
Payments on line of credit	(139,000)	(171,440)
Repurchase of common stock	(524)	(2,441)

Net cash provided by financing activities	74,376	32,779

Increase (decrease) in cash	232	(718)
Cash, beginning of period	2,407	6,270

Cash, end of period	$2,639	$5,552

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$28,258	$27,161

Income taxes	$2,856	$3,061

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$3,717	$45

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

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. ASU 2014-15 is effective for annual periods beginning after December 15, 2016, and annual and interim periods thereafter. Early adoption is permitted. We do not believe that the impact of the implementation of this new guidance on our consolidated financial statements and disclosures will be significant.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The effects of this standard on our financial position, results of operations, and cash flows are not yet known.

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

Investments consisted of the following as of September 30, 2016:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$17,608	$—	$—	$17,608
Commercial paper	32,820	—	(75)	32,745
U.S. Government agencies	16,296	5	(3)	16,298
Corporate bonds and notes	236,215	33	(355)	235,893

Subtotal	302,939	38	(433)	302,544
Deferred compensation plan assets included in other assets	2,392	—	—	2,392

Total	$305,331	$38	$(433)	$304,936

Investments consisted of the following as of December 31, 2015:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,181	$—	$—	$18,181
Commercial paper	5,986	—	(5)	5,981
U.S. Government agencies	11,499	—	(30)	11,469
Corporate bonds and notes	265,069	—	(841)	264,228

Subtotal	300,735	—	(876)	299,859
Deferred compensation plan assets included in other assets	2,294	—	—	2,294

Total	$303,029	$—	$(876)	$302,153

At September 30, 2016 and December 31, 2015, we classified $13.0 million and $15.3 million of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year and a bond relating to foreign operations.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$171,336	$171,152	$152,444	$152,212
Due within two years	113,995	113,784	130,110	129,466

Total	$285,331	$284,936	$282,554	$281,678

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	September 30, 2016		December 31, 2015
	Average	Average	Average	Average
	Coupon	Days To	Coupon	Days To
	Rate (%)	Maturity	Rate (%)	Maturity
Commercial paper	0.978	253	0.553	154
U.S. Government agencies	0.979	512	0.865	599
Corporate bonds and notes	1.643	330	1.757	331

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	September 30, 2016		December 31, 2015
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Commercial paper	$31,753	$(75)	$5,981	$(5)
U.S. Government agencies	7,001	(2)	8,969	(30)
Corporate bonds and notes	169,833	(320)	232,347	(793)

Total	$208,587	$(397)	$247,297	$(828)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	September 30, 2016		December 31, 2015
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$34,002	$(36)	$28,866	$(48)

Total	$34,002	$(36)	$28,866	$(48)

From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at September 30, 2016 or December 31, 2015. We have also determined that we did not have any other than temporary impairments relating to credit losses on debt securities for the quarter ended September 30, 2016. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $5.4 million at September 30, 2016, and $5.2 million at December 31, 2015.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $119.7 million and $103.6 million as of September 30, 2016 and December 31, 2015, respectively. The allowance for uncompensated care was $35.6 million and $41.9 million as of September 30, 2016 and December 31, 2015, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.2 million for the quarters ended September 30, 2016 and 2015, respectively. The value of these services was $6.9 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively. The estimated cost of providing charity services was $0.5 million and $0.4 million for the quarters ended September 30, 2016 and 2015, respectively. The estimated cost of providing charity services was $1.8 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) was as follows:

	As of
	September 30, 2016	December 31, 2015
Allowance for Contractual Discounts	60%	56%
Allowance for Uncompensated Care	18%	23%

Under a three-year contract that commenced on September 29, 2012, our Air Medical affiliate provided multiple services to a customer in the Middle East, including helicopter leasing, emergency medical helicopter flight services, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. Each of the major services mentioned above qualified as separate units of accounting under the accounting guidance for such arrangements. The selling price for each specific service was determined based upon third-party evidence and estimates. As discussed in greater detail elsewhere herein, this contract, after being extended one year, lapsed on September 30, 2016.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $17.1 million and $15.4 million at September 30, 2016 and December 31, 2015, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		September 30, 2016
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$17,608	$17,608	$—
Commercial paper	32,745	—	32,745
U.S. Government agencies	16,298	—	16,298
Corporate bonds and notes	235,893	—	235,893

	302,544	17,608	284,936
Deferred compensation plan assets	2,392	2,392	—

Total	$304,936	$20,000	$284,936

		December 31, 2015
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$18,181	$18,181	$—
Commercial paper	5,981	—	5,981
U.S. Government agencies	11,469	—	11,469
Corporate bonds and notes	264,228	—	264,228

	299,859	18,181	281,678
Deferred compensation plan assets	2,294	2,294	—

Total	$302,153	$20,475	$281,678

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

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at September 30, 2016 and December 31, 2015. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $485.6 million and $403.1 million at September 30, 2016 and December 31, 2015, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of the dates indicated below were as follows:

	September 30, 2016		December 31, 2015
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$3,064	$500,000	$3,999
Revolving Credit Facility due October 1, 2017 with a group of commercial banks, interest payable at variable rates	132,400	—	57,500	—

Total long-term debt	$632,400	$3,064	$557,500	$3,999

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. These costs are now presented as a direct deduction from the debt liability, rather than as an asset. We adopted the new standard effective January 1, 2016. As a result, we reclassified unamortized debt issuances cost in the amount of $3.1 million and $4.0 million as of September 30, 2016 and December 31, 2015, respectively, and reduced the carrying value of long-term debt by the same amounts.

Our 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by each of PHI’s wholly-owned domestic subsidiaries, and are the general, unsecured obligations of PHI and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2016 at specified redemption prices. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.

Revolving Credit Facility–On September 30, 2016, we amended our revolving credit facility to, among other things, (a) extend the maturity date to October 1, 2018, and (b) modify the fixed charge coverage ratio such that it shall only be tested when the total of our Short Term Investments are less than $150.0 million at the end of any fiscal quarter. Under this facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility). As of September 30, 2016, we believe we were in compliance with these covenants.

Cash paid to fund interest expense was $13.9 million for the quarter ended September 30, 2016 and $13.5 million for the quarter ended September 30, 2015. Cash paid to fund interest expense was $28.3 million for the nine months ended September 30, 2016 and $27.2 million for the nine months ended September 30, 2015.

Letter of Credit Facility—We maintain a separate letter of credit facility that had $13.0 million and $15.3 million in letters of credit outstanding at September 30, 2016 and December 31, 2015, respectively. We have letters of credit securing our workers compensation policies and a traditional provider contract.

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

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and nine months ended September 30, 2016 and 2015 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,683	15,587	15,655	15,558
Dilutive effect of unvested restricted stock units	—	65	—	82

Weighted average outstanding shares of common stock, diluted (1)	15,683	15,652	15,655	15,640

(1)	For the three months ended September 30, 2016, 52,126 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, as they were anti-dilutive to earnings per share. For the nine months ended September 30, 2016, 22,221 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the nine months and quarters ended September 30, 2016 and 2015.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$631	$619	$1,847	$1,827
Performance-based restricted stock units	823	1,081	2,502	3,232

Total stock-based compensation expense	$1,454	$1,700	$4,349	$5,059

During the quarter and nine months ended September 30, 2016, 10,992 and 25,280 time-based restricted stock units were awarded to managerial employees, respectively.

During the quarter and nine months ended September 30, 2016, 2,318 and 310,481 performance-based restricted stock units were awarded to managerial employees, respectively.

During the quarter and nine months ended September 30, 2015, 13,545 and 33,593 time-based restricted stock units were awarded to managerial employees, respectively.

During the quarter and nine months ended September 30, 2015, 765 and 152,331 performance-based restricted stock units were awarded to managerial employees, respectively.

8. ASSET DISPOSALS

During the third quarter of 2016, we sold four light aircraft utilized in the Oil and Gas segment. Cash proceeds totaled $2.2 million, resulting in a loss of $0.1 million on the sale of these assets. These aircraft no longer met our strategic needs. In the first two quarters of 2016, we sold five light and three medium aircraft and related parts inventory utilized in the Oil and Gas segment. Cash proceeds totaled $11.0 million, resulting in a gain on the sale of these assets of $3.9 million. These aircraft no longer met our strategic needs.

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

Total aircraft deposits of $2.8 million were included in Other assets as of September 30, 2016. This amount represents deposits paid by us under aircraft leases which will be applied either to the future purchase of the aircraft or the final lease payments depending upon whether or not we elect to purchase the aircraft when that option under the lease becomes available to us.

As of September 30, 2016, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates through 2020. The aggregate option purchase prices are $50.3 million in 2016, $55.7 million in 2017, $127.0 million in 2018, $150.4 million in 2019 and $22.7 million in 2020. Whether we exercise these options will depend upon several factors, including market conditions and our available cash at the respective exercise dates; however, we currently do not anticipate exercising the buyout options during 2016. During the quarter ended September 30, 2016, we declined the early buyout option on one aircraft.

During the third quarter of 2016, we purchased one heavy aircraft previously leased by us for $26.7 million. This aircraft purchase was made available for sale by the lessor prior to its early buy out option date and is not one of the above-mentioned aircraft available for purchase in 2016. We intend to use this aircraft in our international operations.

Subsequent to September 30, 2016, we entered into a contract to purchase two medium aircraft for use in our Oil and Gas segment. We expect to take delivery of the aircraft in the first quarter of 2017. The total purchase commitment is $19.9 million.

Environmental Matters – We have recorded an aggregate estimated probable liability of $0.2 million as of September 30, 2016 for environmental response costs. We have conducted environmental surveys of our former Lafayette facility located at the Lafayette Regional Airport, which we vacated in 2001, and have determined that limited soil and groundwater contamination exists at two parcels of land at the former facility. We submitted an assessment report for both sites in 2003, updated it in 2006, and received approvals of our remediation plan from the Louisiana Department of Environmental Quality (“LDEQ”) and Louisiana Department of Natural Resources in 2010 and 2011, respectively. Since such time, we have installed groundwater monitoring wells at these sites and furnished periodic reports on contamination levels to the LDEQ. Pursuant to our agreement with the LDEQ, we are providing samples annually for both sites. Based upon our working relationship and agreements with the LDEQ and the results of our ongoing site monitoring, we believe, based on current circumstances, that our ultimate remediation costs for these sites will not be material to our consolidated financial position, results of operations, or cash flows.

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

At September 30, 2016, we had approximately $239.0 million in aggregate commitments under operating leases of which approximately $12.0 million is payable through December 31, 2016. The total lease commitments include $226.2 million for aircraft and $12.8 million for facility lease commitments.

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

In January 2016, we offered a Voluntary Employee Retirement Package (“VERP”) to all pilots who had attained age 64. Fifteen employees accepted this VERP, resulting in severance costs of $1.6 million recorded in the first quarter of 2016. At September 30, 2016, the severance costs from these offerings had been paid.

During the quarter ended March 31, 2016, we also offered a voluntary furlough program to our Oil and Gas pilots whereby pilots who elect to participate in the program will receive severance pay and may continue medical coverage at their current employee-paid premiums. Twenty-six pilots accepted the offer with a total severance cost of $0.4 million. Under the terms of the furlough agreement, we must, no later than twelve months from the date of furlough, offer each furloughed employee a right to return to work.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At September 30, 2016, we had available for use 139 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable rate for flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an “ad hoc” basis. Operating costs for our Oil and Gas segment are primarily aircraft operations costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted per-gallon amount is included in revenue. For the quarters ended September 30, 2016 and 2015, respectively, approximately 49% and 56% of our total operating revenues were generated by our Oil and Gas segment. Our Oil and Gas segment generated approximately 51% and 57% of our total operating revenue for the nine months ended September 30, 2016 and 2015, respectively.

Air Medical Segment. The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

As of September 30, 2016, 104 aircraft were available for use by our Air Medical segment. At such date, we operated approximately 97 aircraft domestically, providing air medical transportation services for hospitals and emergency service agencies in 18 states at 72 separate locations. Through September 30, 2016, we also provided air medical transportation services for a customer overseas. For our overseas program, we deployed eight customer-owned aircraft at three locations, with four aircraft generating revenues during the quarter and nine months ended September 30, 2016.

Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended September 30, 2016 and 2015, approximately 47% and 40% of our total operating revenues were generated by our Air Medical segment, respectively. For the nine months ended September 30, 2016 and 2015, approximately 45% and 37% of our total operating revenues were generated by our Air Medical segment, respectively.

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

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Revenue
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Provision for contractual discounts	65%	63%	67%	65%
Provision for uncompensated care	9%	11%	6%	9%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Insurance	75%	74%	72%	74%
Medicare	17%	17%	18%	17%
Medicaid	8%	8%	9%	8%
Self-Pay	0%	1%	1%	1%

We also have several traditional provider contracts with hospitals under which we receive a fixed monthly rate for aircraft availability and an hourly rate for flight time. Those contracts generated approximately 27% and 34% of the segment’s revenues for the quarters ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, these contracts generated approximately 29% and 37% of the segment’s revenues, respectively.

Technical Services Segment. Our Technical Services segment provides maintenance and repairs for our existing customers that own their aircraft. These services are generally labor intensive with higher operating margins as compared to other segments. Depending on when we commence and complete special projects for customers, our results for this segment can vary significantly from period to period, although these variances typically have a limited impact on our consolidated operating results. The Technical Services segment also conducts flight operations for the National Science Foundation in Antarctica, which are typically conducted in the first and fourth quarters each year. Also included in this segment are the results of our proprietary Helipass operations, which provides software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.

Approximately 4% of our total operating revenues were generated by our Technical Services segment during each of the three and nine-month periods ended September 30, 2016 and 2015.

Summarized financial information concerning our reportable operating segments for the quarters and nine months ended September 30, 2016 and 2015 is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues, net
Oil and Gas	$77,551	$121,190	$249,173	$354,425
Air Medical	74,482	85,516	220,089	239,543
Technical Services	6,060	8,027	19,983	23,509

Total operating revenues, net	158,093	214,733	489,245	617,477

Segment direct expenses (1)
Oil and Gas (2)	82,832	109,500	262,148	310,093
Air Medical	56,562	65,474	172,603	189,089
Technical Services	5,742	7,165	15,432	21,166

Total direct expenses	145,136	182,139	450,183	520,348

Segment selling, general and administrative expenses
Oil and Gas	1,705	1,397	4,838	3,831
Air Medical	3,056	2,302	8,293	7,458
Technical Services	266	230	763	552

Total segment selling, general and administrative expenses	5,027	3,929	13,894	11,841

Total segment expenses	150,163	186,068	464,077	532,189

Net segment (loss) profit
Oil and Gas	(6,986)	10,293	(17,813)	40,501
Air Medical	14,864	17,740	39,193	42,996
Technical Services	52	632	3,788	1,791

Total	7,930	28,665	25,168	85,288

Other, net (3)	377	637	5,425	1,739
Unallocated selling, general and administrative costs (1)	(8,354)	(7,646)	(22,938)	(23,018)
Interest expense	(7,719)	(7,366)	(22,792)	(21,691)

(Loss) earnings before income taxes	$(7,766)	$14,290	$(15,137)	$42,318

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment Direct Expense:
Oil and Gas	$10,616	$11,194	$30,558	$32,797
Air Medical	5,267	4,100	14,654	12,948
Technical Services	141	130	426	390

Total	$16,024	$15,424	$45,638	$46,135

Unallocated SG&A	$2,269	$2,376	$7,416	$8,177

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment, and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of September 30, 2016, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended September 30, 2016, we recorded a loss in equity of unconsolidated affiliate of $0.2 million, compared to a loss of $0.1 million for the quarter ended September 30, 2015, relative to our 49% equity ownership. For the nine months ended September 30, 2016, we recorded a loss in equity of unconsolidated affiliate of $0.3 million, compared to a loss of $0.2 million for the nine months ended September 30, 2015, relative to our 49% equity ownership. We had $0 of trade receivables as of September 30, 2016 from PHIC. At December 31, 2015, we recorded an allowance for bad debts against this trade receivable of $1.5 million, as we do not anticipate that we will be able to recover them. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $0.9 million and $0 at September 30, 2016 and December 31, 2015, respectively.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	September 30, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$36	$2,603	$—	$2,639
Short-term investments	289,520	—	—	289,520
Accounts receivable – net	64,564	77,911	—	142,475
Intercompany receivable	—	41,796	(41,796)	—
Inventories of spare parts – net	60,416	8,993	—	69,409
Prepaid expenses	4,412	2,564	—	6,976
Deferred income taxes	10,379	—	—	10,379
Income taxes receivable	950	(87)	—	863

Total current assets	430,277	133,780	(41,796)	522,261
Investment in subsidiaries	351,440	—	(351,440)	—
Property and equipment – net	602,296	314,264	—	916,560
Restricted cash and investments	13,023	15	—	13,038
Other assets	6,181	1,153	—	7,334

Total assets	$1,403,217	$449,212	$(393,236)	$1,459,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,232	$3,611	$—	$20,843
Accrued and other current liabilities	21,894	10,284	—	32,178
Intercompany payable	41,796	—	(41,796)	—

Total current liabilities	80,922	13,895	(41,796)	53,021
Long-term debt:
Revolving credit facility	132,400	—	—	132,400
Senior Notes dated March 17, 2014, net of debt issuance costs of $3,064	496,936	—	—	496,936
Deferred income taxes and other long-term liabilities	71,472	83,877	—	155,349
Shareholders’ Equity:
Common stock and paid-in capital	310,259	79,191	(79,191)	310,259
Accumulated other comprehensive income	(271)	—	—	(271)
Retained earnings	311,499	272,249	(272,249)	311,499

Total shareholders’ equity	621,487	351,440	(351,440)	621,487

Total liabilities and shareholders’ equity	$1,403,217	$449,212	$(393,236)	$1,459,193

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$79,532	$78,561	$—	$158,093
Expenses:
Direct expenses	83,188	61,750	—	144,938
Selling, general and administrative expenses	10,639	3,092	(350)	13,381

Total operating expenses	93,827	64,842	(350)	158,319
Loss on disposal of assets, net	85	—	—	85
Equity in loss of unconsolidated affiliate	198	—	—	198

Operating income	(14,578)	13,719	350	(509)
Equity in net income of consolidated subsidiaries	(8,372)	—	8,372	—
Interest expense	7,716	3	—	7,719
Other income, net	(812)	—	350	(462)

	(1,468)	3	8,722	7,257

(Loss) earnings before income taxes	(13,110)	13,716	(8,372)	(7,766)
Income tax (benefit) expense	(8,143)	5,344	—	(2,799)

Net (loss) earnings	$(4,967)	$8,372	$(8,372)	$(4,967)

	For the quarter ended September 30, 2015
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$124,505	$90,228	$—	$214,733
Expenses:
Direct expenses	111,876	70,192	(4)	182,064
Selling, general and administrative expenses	9,219	2,356	—	11,575

Total operating expenses	121,095	72,548	(4)	193,639
Gain on disposal of assets, net	(165)	—	—	(165)
Equity in loss of unconsolidated affiliate	75	—	—	75

Operating income	3,500	17,680	4	21,184
Equity in net income of consolidated subsidiaries	(10,682)	—	10,682	—
Interest expense	7,274	92	—	7,366
Other income, net	(474)	(2)	4	(472)

	(3,882)	90	10,686	6,894

Earnings before income taxes	7,382	17,590	(10,682)	14,290
Income tax (benefit) expense	(287)	6,908	—	6,621

Net earnings	$7,669	$10,682	$(10,682)	$7,669

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$260,766	$228,479	$—	$489,245
Expenses:
Direct expenses	264,761	185,148	—	449,909
Selling, general and administrative expenses	28,914	8,766	(848)	36,832

Total operating expenses	293,675	193,914	(848)	486,741
Gain on disposal of assets, net	(3,854)	—	—	(3,854)
Equity in loss of unconsolidated affiliate	274	—	—	274

Operating income	(29,329)	34,565	848	6,084
Equity in net income of consolidated subsidiaries	(20,462)	—	20,462	—
Interest expense	22,762	30	—	22,792
Other income, net	(2,415)	(4)	848	(1,571)

	(115)	26	21,310	21,221

(Loss) earnings before income taxes	(29,214)	34,539	(20,462)	(15,137)
Income tax (benefit) expense	(19,592)	14,077	—	(5,515)

Net (loss) earnings	$(9,622)	$20,462	$(20,462)	$(9,622)

	For the nine months ended September 30, 2015
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$368,202	$249,275	$—	$617,477
Expenses:
Direct expenses	321,841	198,271	(13)	520,099
Selling, general and administrative expenses	27,198	7,661	—	34,859

Total operating expenses	349,039	205,932	(13)	554,958
Gain on disposal of assets, net	(238)	—	—	(238)
Equity in loss of unconsolidated affiliate	249	—	—	249

Operating income	19,152	43,343	13	62,508
Equity in net income of consolidated subsidiaries	(26,044)	—	26,044	—
Interest expense	21,599	92	—	21,691
Other income, net	(1,508)	(6)	13	(1,501)

	(5,953)	86	26,057	20,190

Earnings before income taxes	25,105	43,257	(26,044)	42,318
Income tax expense	619	17,213	—	17,832

Net earnings	$24,486	$26,044	$(26,044)	$24,486

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	For the quarter ended September 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(4,967)	$8,372	$(8,372)	$(4,967)
Unrealized loss on short-term investments	(494)	—	—	(494)
Changes in pension plan assets and benefit obligations	1	—	—	1
Tax effect	178	—	—	178

Total comprehensive (loss) income	$(5,282)	$8,372	$(8,372)	$(5,282)

	For the quarter ended September 30, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$7,669	$10,682	$(10,682)	$7,669
Unrealized gain on short-term investments	12	—	—	12
Changes in pension plan assets and benefit obligations	4	—	—	4
Tax effect	(6)	—	—	(6)

Total comprehensive income	$7,679	$10,682	$(10,682)	$7,679

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(9,622)	$20,462	$(20,462)	$(9,622)
Unrealized gain on short-term investments	523	—	—	523
Changes in pension plan assets and benefit obligations	3	—	—	3
Tax effect	(229)	—	—	(229)

Total comprehensive (loss) income	$(9,325)	$20,462	$(20,462)	$(9,325)

	For the nine months ended September 30, 2015
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$24,486	$26,044	$(26,044)	$24,486
Unrealized loss on short-term investments	(7)	—	—	(7)
Unrealized realized gain	24	—	—	24
Changes in pension plan assets and benefit obligations	4	—	—	4
Tax effect	3	—	—	3

Total comprehensive income	$24,510	$26,044	$(26,044)	$24,510

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the nine months ended September 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,467)	$25,319	$—	$(7,148)
Investing activities:
Purchase of property and equipment	(74,647)	(303)	—	(74,950)
Proceeds from asset dispositions	13,233	—	—	13,233
Purchase of short-term investments	(263,204)	—	—	(263,204)
Proceeds from sale of short-term investments	259,322	—	—	259,322
Payments of deposits on aircraft	(197)	—	—	(197)
Loan to unconsolidated affiliate	(1,200)	—	—	(1,200)

Net cash used in investing activities	(66,693)	(303)	—	(66,996)

Financing activities:
Proceeds from line of credit	213,900	—	—	213,900
Payments on line of credit	(139,000)	—	—	(139,000)
Repurchase of common stock	(524)	—	—	(524)
Due to/from affiliate, net	24,774	(24,774)	—	—

Net cash provided by (used in) financing activities	99,150	(24,774)	—	74,376

(Decrease) increase in cash	(10)	242	—	232
Cash, beginning of period	46	2,361	—	2,407

Cash, end of period	$36	$2,603	$—	$2,639

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we,” “us” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are “forward-looking statements,” as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: changes in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure and retain favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets; the availability of adequate insurance; adverse changes in the value of our aircraft or our ability to sell them in the secondary markets; weather conditions and seasonal factors, including tropical storms and hurricanes; the effects of competition and changes in technology; the adverse impact of customers electing to terminate or reduce our services; the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic, payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in this and other annual, quarterly or current reports filed by us with the SEC. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC filings. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.

Overview

As described further in Note 10, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the energy and medical industries. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. During periods when the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, during periods when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 70%, 65%, 61% and 61% of our Air Medical segment revenues for the nine months ended September 30, 2016, and the years ended December 31, 2015, 2014 and 2013, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix.” Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years and our receipt of payments from these programs is subject to various regulatory and appropriations risks. Changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. To attract and retain qualified personnel, we must maintain competitive wages, which places downward pressure on our margins.

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. We believe that we may receive additional such requests in the future, notwithstanding a recent stabilization in commodity prices. Although we can neither control nor predict with any reasonable degree of certainty the length or impact of current weak market in conditions, we currently expect further reductions in the operating revenues and net profit of our Oil and Gas segment in future periods compared to amounts previously reported. These reductions could be quite substantial. For information on the impact of the market downturn on our liquidity, see “- Liquidity and Capital Resources – Historical Cash and Cash Flow Information – Liquidity” below.

For a discussion of recent developments expected to impact the future performance of our Air Medical segment, see “- Other Matters” below.

Results of Operations

The following table presents operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended September 30, 2016 and 2015.

	Quarter Ended		Favorable
	September 30,		(Unfavorable)
	2016	2015
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues, net
Oil and Gas	$77,551	$121,190	$(43,639)
Air Medical	74,482	85,516	(11,034)
Technical Services	6,060	8,027	(1,967)

Total operating revenues, net	158,093	214,733	(56,640)
Segment direct expenses
Oil and Gas (1)	82,832	109,500	26,668
Air Medical	56,562	65,474	8,912
Technical Services	5,742	7,165	1,423

Total segment direct expenses	145,136	182,139	37,003
Segment selling, general and administrative expenses
Oil and Gas	1,705	1,397	(308)
Air Medical	3,056	2,302	(754)
Technical Services	266	230	(36)

Total segment selling, general and administrative expenses	5,027	3,929	(1,098)

Total segment expenses	150,163	186,068	35,905

Net segment (loss) profit
Oil and Gas	(6,986)	10,293	(17,279)
Air Medical	14,864	17,740	(2,876)
Technical Services	52	632	(580)

Total net segment profit (2)	7,930	28,665	(20,735)
Other, net (3)	377	637	(260)
Unallocated selling, general and administrative costs (4)	(8,354)	(7,646)	(708)
Interest expense	(7,719)	(7,366)	(353)

(Loss) earnings before income taxes	(7,766)	14,290	(22,056)
Income tax (benefit) expense	(2,799)	6,621	9,420

Net (loss) earnings	$(4,967)	$7,669	$(12,636)

Flight hours:
Oil and Gas	19,583	25,985	(6,402)
Air Medical (5)	9,681	10,261	(580)
Technical Services	14	50	(36)

Total	29,278	36,296	(7,018)

Air Medical Transports (6)	5,156	5,440	(284)

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Quarter Ended September 30,
	2016	2015
Total net segment profit	$7,930	$28,665
Other, net	377	637
Unallocated selling, general and administrative costs	(8,354)	(7,646)
Interest expense	(7,719)	(7,366)

Earnings before income taxes	$(7,766)	$14,290

(3)	Consists of gains on disposition of property and equipment, and other income.
(4)	Represents corporate overhead expenses not allocable to segments.
(5)	Flight hours include 2,550 flight hours associated with traditional provider contracts during the third quarter of 2016, compared to 2,799 flight hours in the prior year quarter.
(6)	Represents individual patient transports for the period.

The following table presents operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended		Favorable
	September 30,		(Unfavorable)
	2016	2015
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues, net
Oil and Gas	$249,173	$354,425	$(105,252)
Air Medical	220,089	239,543	(19,454)
Technical Services	19,983	23,509	(3,526)

Total operating revenues, net	489,245	617,477	(128,232)
Segment direct expenses
Oil and Gas (1)	262,148	310,093	47,945
Air Medical	172,603	189,089	16,486
Technical Services	15,432	21,166	5,734

Total segment direct expenses	450,183	520,348	70,165
Segment selling, general and administrative expenses
Oil and Gas	4,838	3,831	(1,007)
Air Medical	8,293	7,458	(835)
Technical Services	763	552	(211)

Total segment selling, general and administrative expenses	13,894	11,841	(2,053)

Total segment expenses	464,077	532,189	68,112

Net segment (loss) profit
Oil and Gas	(17,813)	40,501	(58,314)
Air Medical	39,193	42,996	(3,803)
Technical Services	3,788	1,791	1,997

Total net segment profit (2)	25,168	85,288	(60,120)
Other, net (3)	5,425	1,739	3,686
Unallocated selling, general and administrative costs (4)	(22,938)	(23,018)	80
Interest expense	(22,792)	(21,691)	(1,101)

(Loss) earnings before income taxes	(15,137)	42,318	(57,455)
Income tax (benefit) expense	(5,515)	17,832	23,347

Net (loss) earnings	$(9,622)	$24,486	$(34,108)

Flight hours:
Oil and Gas	61,043	76,864	(15,821)
Air Medical (5)	27,889	27,081	808
Technical Services	546	529	17

Total	89,478	104,474	(14,996)

Air Medical Transports (6)	14,482	14,142	340

Aircraft operated at period end: (7)
Oil and Gas (8)	139	161
Air Medical (9)	104	106
Technical Services	6	6

Total	249	273

(1)	Includes Equity in loss of unconsolidated affiliate.
(2)	Total net segment profit has not been prepared in accordance with GAAP. Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliation of total net segment profit to the most comparable GAAP financial measure is as follows:

	Nine Months Ended September 30,
	2016	2015
Total net segment profit	$25,168	$85,288
Other, net	5,425	1,739
Unallocated selling, general and administrative costs	(22,938)	(23,018)
Interest expense	(22,792)	(21,691)

(Loss) earnings before income taxes	$(15,137)	$42,318

(3)	Consists of gains on disposition of property and equipment, and other income.
(4)	Represents corporate overhead expenses not allocable to segments.
(5)	Flight hours include 7,279 flight hours associated with traditional provider contracts for the nine months ended September 30, 2016, compared to 7,514 flight hours for the same period of the prior year.
(6)	Represents individual patient transports for the period.
(7)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the date indicated.
(8)	Includes eight aircraft as of September 30, 2015 that were owned or leased by customers but operated by us.
(9)	Includes six aircraft as of September 30, 2016 that were owned or leased by customers but operated by us, compared to 13 aircraft as of September 30, 2015.

Quarter Ended September 30, 2016 compared with Quarter Ended September 30, 2015

Combined Operations

Operating Revenues—Operating revenues for the quarter ended September 30, 2016 were $158.1 million, compared to $214.7 million for the quarter ended September 30, 2015, a decrease of $56.6 million. Oil and Gas segment operating revenues decreased $43.6 million for the quarter ended September 30, 2016, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours. Air Medical segment operating revenues decreased $11.0 million due principally to decreased traditional provider program revenues resulting from reduced overseas operations. Technical Services segment operating revenues decreased $2.0 million due primarily to a decrease in technical services provided to a third party customer.

Total flight hours for the quarter ended September 30, 2016 were 29,278 compared to 36,296 for the quarter ended September 30, 2015. Oil and Gas segment flight hours decreased 6,402 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours decreased 580 hours from the quarter ended September 30, 2015, due to decreased flight hours in our traditional provider and independent provider operations. Individual patient transports in the Air Medical segment were 5,156 for the quarter ended September 30, 2016, compared to transports of 5,440 for the quarter ended September 30, 2015.

Direct Expenses – Direct operating expense was $145.1 million for the quarter ended September 30, 2016, compared to $182.1 million for the quarter ended September 30, 2015, a decrease of $37.0 million, or 20%. Employee compensation expense decreased $18.1 million primarily due to a reduction in employees in our Oil and Gas segment resulting from implementation of voluntary early retirement programs (“VERPs”) in the second half of 2015 and the first quarter of 2016, and a reduction in the number of employees in our Air Medical segment’s Middle East operations. Employee compensation expense represented approximately 46% of total direct expense for the quarters ended September 30, 2016 and 2015. We also experienced decreases in aircraft fuel of $2.8 million, aircraft insurance of $0.9 million, and aircraft warranty costs of $2.5 million (which expenses represent 3%, 1%, and 6% of total direct expense, respectively) as a result of the reduction in flight hours. Aircraft parts expense decreased $0.5 million and component repair expense decreased $4.0 million. Other decreases included contract services expense of $2.8 million, pilot training expense of $1.0 million, travel expenses of $0.6 million, and cost of goods sold of $3.2 million. Other direct costs increased $0.6 million on a net basis.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $13.4 million for the quarter ended September 30, 2016, compared to $11.6 million for the quarter ended September 30, 2015. The $1.8 million increase was primarily attributable to costs associated with the final lease settlement for two aircraft returned to the lessor, increased fees for contract services in our Oil and Gas segment, and higher promotional and rent expense in our Air Medical segment.

Loss/Gain on Disposal of Assets, net – Loss on asset dispositions was $0.1 million for the quarter ended September 30, 2016, compared to a gain of $0.2 million for the quarter ended September 30, 2015. This decrease was primarily due to the sale or disposition of four light aircraft that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.2 million for the quarter ended September 30, 2016, compared to $0.1 million for the quarter ended September 30, 2015, resulting from increases expenses related to increased production activity in the region. See Note 11.

Interest Expense – Interest expense was $7.7 million for the quarter ended September 30, 2016 and $7.4 million for the quarter ended September 30, 2015, principally due to higher average outstanding debt balances.

Other Income, net – Other income was $0.5 million for the quarters ended September 30, 2016 and September 30, 2015, and represents primarily interest income.

Income Taxes – Income tax benefit for the quarter ended September 30, 2016 was $2.8 million compared to income tax expense of $6.6 million for the quarter ended September 30, 2015. Our $2.8 million income tax benefit for the quarter ended September 30, 2016 is attributable to our net loss from operations of $7.8 million. Our effective tax rate was 36% and 46% for the quarter ended September 30, 2016 and September 30, 2015, respectively. The higher rate for the quarter ended September 30, 2015 reflects the impact of recording during that quarter a one-time increase in the valuation allowance on our foreign tax credits.

Net (Loss) Earnings – Net loss for the quarter ended September 30, 2016 was $5.0 million compared to net earnings of $7.7 million for the quarter ended September 30, 2015. Loss before income taxes for the quarter ended September 30, 2016 was $7.8 million compared to earnings before income tax of $14.3 million for the same period in 2015. Losses per diluted share were $0.32 for the third quarter of 2016 compared to earnings per diluted share of $0.49 for the prior year quarter. The decrease in earnings before taxes for the quarter ended September 30, 2016 is attributable to the decreased profits in all segments. We had 15.7 and 15.6 million weighted average diluted common shares outstanding during the quarter ended September 30, 2016 and 2015, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $77.6 million for the quarter ended September 30, 2016, compared to $121.2 million for the quarter ended September 30, 2015, a decrease of $43.6 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 19,583 for the most recent quarter compared to 25,985 for the same quarter in the prior year, a decrease of 6,402 flight hours. The decline in revenues and flight hours is attributable to fewer aircraft on contract and lower utilization rates for all model types due to reduced oil and gas exploration and production activities in response to lower prevailing oil prices.

The number of aircraft available for use in the segment was 139 at September 30, 2016, compared to 161 at September 30, 2015. We added one new heavy aircraft to our Oil and Gas segment since September 30, 2015. We have sold or disposed of ten light and eight medium aircraft in the Oil and Gas segment since September 30, 2015. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $82.8 million for the quarter ended September 30, 2016, compared to $109.5 million for the quarter ended September 30, 2015, a decrease of $26.7 million. Employee compensation expense decreased $14.2 million due to a reduction in employees resulting from implementation of our VERPs. See Note 10. There were also decreases in aircraft fuel expenses of $2.5 million, aircraft warranty costs of $2.4 million, and aircraft insurance of $0.7 million, each due to the reduction in flight hours. Other decreases included contract services expense of $2.5 million, pilot training expense of $0.8 million, travel expense of $0.4 million, and property taxes of $1.1 million. Other items decreased $2.1 million on a net basis.

Selling, general and administrative segment expenses were $1.7 million for the quarter ended September 30, 2016 and $1.4 million for the quarter ended September 30, 2015. The $0.3 million increase is primarily attributable to increased fees for contract services of $0.3 million.

Oil and Gas segment loss was $7.0 million for the quarter ended September 30, 2016, compared to segment profit of $10.3 million for the quarter ended September 30, 2015. The decrease in segment profit was due to decreased revenues, which were only partially offset by decreased expenses attributable to the above-described factors.

Air Medical – Air Medical segment revenues were $74.5 million for the quarter ended September 30, 2016, compared to $85.5 million for the quarter ended September 30, 2015. This decrease of $11.0 million is primarily attributable to decreased traditional provider program revenues resulting from the reduction in the scope of our overseas operations (as discussed further below under “- Other Matters”). We also experienced decreased revenues from our independent provider programs primarily resulting from decreased patient transports. Patient transports were 5,156 for the quarter ended September 30, 2016, compared to 5,440 for the same period in the prior year.

The number of aircraft available for use in the segment at September 30, 2016 was 104 compared to 106 at September 30, 2015. Since September 30, 2015, we added three light aircraft to our Air Medical segment. We have sold or disposed of one light and two medium aircraft in the Air Medical segment since September 30, 2015. Transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $56.6 million for the quarter ended September 30, 2016, compared to $65.5 million for the quarter ended September 30, 2015, a decrease of $8.9 million. Employee compensation costs decreased $3.7 million due to a reduction in personnel primarily relating to our Middle East project. Component repair costs also decreased $3.3 million as a result of a reduction in scheduled maintenance for certain aircraft. Cost of goods sold decreased $2.0 million related to certain items that were billed on a cost plus basis on our Middle East project. Other items increased, net $0.1 million.

Selling, general and administrative segment expenses were $3.1 million for the quarter ended September 30, 2016, compared to $2.3 million for the quarter ended September 30, 2015. The $0.8 million increase is primarily due to increased promotional and rent expense.

Air Medical segment profit was $14.9 million for the quarter ended September 30, 2016, compared to a segment profit of $17.7 million for the quarter ended September 30, 2015. The $2.8 million decrease in profit is attributable to the decreased operating revenues described above, partially offset by decreased expenses.

Technical Services – Technical Services segment revenues were $6.1 million for the quarter ended September 30, 2016, compared to $8.0 million for the quarter ended September 30, 2015. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer whose service requirements typically vary from period to period. We currently have one ongoing project for this customer, which is expected to be completed in the fourth quarter of 2016. At this time, we have no future projects booked for this customer Direct expenses decreased $1.4 million compared to the prior year quarter, principally due to the decreased operations. Technical Services segment earnings was less than $0.1 million for the quarter ended September 30, 2016, compared to segment profit of $0.6 million for the quarter ended September 30, 2015.

For additional information on our segments, see Note 10.

Nine Months Ended September 30, 2016 compared with Nine Months Ended September 30, 2015

Combined Operations

Operating Revenues—Operating revenues for the nine months ended September 30, 2016 were $489.2 million, compared to $617.5 million for the nine months ended September 30, 2015, a decrease of $128.3 million. Oil and Gas segment operating revenues decreased $105.3 million for the nine months ended September 30, 2016, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours for these aircraft. Air Medical segment operating revenues decreased $19.5 million due principally to decreased traditional provider program revenues resulting from reduced overseas operations. This decrease was partially offset by increased revenues attributable to our independent provider programs, driven principally by increased transports. Technical Services segment operating revenues decreased $3.5 million due to fewer services provided to a third party customer under projects discussed further below.

Total flight hours for the nine months ended September 30, 2016 were 89,478 compared to 104,474 for the nine months ended September 30, 2015. Oil and Gas segment flight hours decreased 15,821 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours increased 808 hours from the nine months ended September 30, 2015, due to increased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 14,482 for the nine months ended September 30, 2016, compared to 14,142 transports for the nine months ended September 30, 2015.

Direct Expenses – Direct operating expense was $450.2 million for the nine months ended September 30, 2016, compared to $520.3 million for the nine months ended September 30, 2015, a decrease of $70.2 million, or 13.5%. Employee compensation expense decreased $33.7 million due to a reduction in employees in our Oil and Gas segment resulting from implementation of voluntary early retirement programs (“VERPs”) in the second half of 2015 and the first quarter of 2016. Employee compensation expense represented approximately 46% of total direct expense for the nine months ended September 30, 2016 and 2015. In addition, we experienced decreases in aircraft fuel expenses of $6.7 million, aircraft warranty costs of $5.7 million, aircraft insurance of $2.5 million, component repair costs of $4.5 million, and aircraft parts costs of $1.8 million (representing 3%, 7%, 1%, 6% and 4% of total direct expense, respectively), as a result of the reduction in flight hours. Other decreases include contract services expense of $5.6 million, pilot training expense of $2.6 million, travel expenses of $1.0 million, and property taxes of $1.4 million. Costs of goods sold decreased $7.1 million, due to decreased services provided to an external customer by our Technical Services segment, and a decrease in certain items that are billed on a cost plus basis in our Air Medical segment. Other direct costs items increased $2.5 million, net.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $36.8 million for the nine months ended September 30, 2016, compared to $34.9 million for the nine months ended September 30, 2015. The $1.9 million increase was primarily attributable to costs associated with the final lease settlement for two aircraft returned to the lessor, increased fees for contract services in our Oil and Gas segment, and higher promotional and rent expense in our Air Medical segment.

Gain on Disposal of Assets, net – Gain on asset dispositions was $3.9 million for the nine months ended September 30, 2016, compared to a gain of $0.2 million for the nine months ended September 30, 2015. During the nine months of 2016, we sold nine light and three medium aircraft, along with spare parts inventory, that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.3 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. See Note 11.

Interest Expense – Interest expense was $22.8 million for the nine months ended September 30, 2016, compared to $21.7 million for the nine months ended September 30, 2015, principally due to higher average outstanding debt balances.

Other Income, net – Other income was $1.6 million for the nine months ended September 30, 2016 compared to $1.5 million for the nine months ended September 30, 2015 and represents primarily interest income. The $0.1 million increase is primarily attributable to an increase in the amount and rate of return of our short-term investments.

Income Taxes – Income tax benefit for the nine months ended September 30, 2016 was $5.5 million compared to income tax expense of $17.8 million for the nine months ended September 30, 2015. Our effective tax rate was 36% and 41% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The $5.5 million income tax benefit recorded in the nine months ended September 30, 2016 is comprised of a $4.2 million tax benefit related to the impact of a change in Louisiana tax law which amends the manner in which profits are apportioned to the state of Louisiana for income tax reporting purposes, and a $5.4 million tax benefit on our loss before income taxes, which were partially offset by recording a valuation allowance on certain state tax benefits related to net operating loss carryforwards of $4.1 million. The valuation allowance recorded was solely attributable to a change in the Louisiana tax law which limits our ability to fully realize the tax benefit of our existing net operating loss carryforwards in this state. The higher rate for the nine months ended September 30, 2015 reflects the impact of recording during that period a one-time increase in the valuation allowance on our foreign tax credits.

Net (Loss) Earnings – Net loss for the nine months ended September 30, 2016 was $9.6 million compared to net earnings of $24.5 million for the nine months ended September 30, 2015. Loss before income taxes for the nine months ended September 30, 2016 was $15.1 million compared to earnings before income tax of $42.3 million for the same period in 2015. Loss per diluted share was $0.61 for the nine months ended September 30, 2016 compared to earnings per diluted share of $1.57 for the prior year nine months. The decrease in earnings before taxes for the nine months ended September 30, 2016 is principally attributable to the decreased profits in our Oil and Gas and Air Medical segments, partially offset by a small increase in the profits from our Technical Services segment. We had 15.7 and 15.5 million weighted average diluted common shares outstanding during the nine months ended September 30, 2016 and 2015, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $249.2 million for the nine months ended September 30, 2016, compared to $354.4 million for the nine months ended September 30, 2015, a decrease of $105.2 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 61,043 for the past nine months compared to 76,864 for the same nine months in the prior year, a decrease of 15,821 flight hours. The decline in revenues and flight hours is attributable to fewer aircraft on contract and lower utilization rates for all model types due to reduced oil and gas exploration and production activities in response to lower prevailing oil prices.

The number of aircraft available for use in the segment was 139 at September 30, 2016, compared to 161 at September 30, 2015. We added one new heavy aircraft to our Oil and Gas segment since September 30, 2015. We have sold or disposed of ten light and eight medium aircraft in the Oil and Gas segment since September 30, 2015. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $262.1 million for the nine months ended September 30, 2016, compared to $310.1 for the nine months ended September 30, 2015, a decrease of $48.0 million. Employee compensation expenses decreased $25.1 million due to a reduction in employees primarily resulting from implementation of our VERPs. See Note 10. There were decreases in aircraft fuel expenses of $6.6 million, aircraft insurance of $1.8 million, aircraft warranty costs of $5.7 million, and aircraft parts costs of $1.8 million, each due to the reduction in flight hours. Other decreases included contract services expense of $4.7 million and pilot training expense of $2.4 million. Other items increased $0.1 million, net.

Selling, general and administrative segment expenses were $4.8 million for the nine months ended September 30, 2016 and $3.8 million for the nine months ended September 30, 2015. The $1.0 million increase was primarily due to increased legal fees and bad debt expense.

Oil and Gas segment loss was $17.8 million for the nine months ended September 30, 2016, compared to segment profit of $40.5 million for the nine months ended September 30, 2015. The decrease in segment profit was due to the decreased revenues detailed above, which were only partially offset by decreased expenses.

Air Medical – Air Medical segment revenues were $220.1 million for the nine months ended September 30, 2016, compared to $239.5 million for the nine months ended September 30, 2015, a decrease of $19.4 million. Operating revenues in our traditional provider programs decreased $24.8 million due to a reduction in the scope of our overseas operations (as discussed further below under “- Other Matters”). Operating revenues in our independent provider programs increased $2.9 million primarily due to an increase in patient transports. Patient transports were 14,482 for the nine months ended September 30, 2016, compared to 14,142 for the same period in the prior year. Other segment revenue increased $2.5 million.

The number of aircraft available for use in the segment at September 30, 2016 was 104 compared to 106 at September 30, 2015. Since September 30, 2015, we added three light aircraft to our Air Medical segment. We have sold or disposed of one light and five medium aircraft in the Air Medical segment since September 30, 2015.

Direct expense in our Air Medical segment was $172.6 million for the nine months ended September 30, 2016, compared to $189.1 million for the nine months ended September 30, 2015, a decrease of $16.5 million. Employee compensation expenses decreased $8.3 million due to a reduction in personnel. There were also decreases in spare parts and component repair costs of $0.1 million and $6.3 million, respectively, due to a decrease in scheduled maintenance for certain model types. Cost of goods sold decreased $4.0 million due to a decrease in certain items that were billed to our Middle East customer on a cost plus basis. Aircraft depreciation increased $1.3 million due to an increase in the number of owned aircraft. Other direct expense items increased by a net of $0.9 million.

Selling, general and administrative expenses were $8.3 million for the nine months ended September 30, 2016, compared to $7.5 million for the nine months ended September 30, 2015. The $0.8 million increase is primarily attributable to increased expenses for contract services.

Air Medical segment profit was $39.2 million for the nine months ended September 30, 2016, compared to a segment profit of $43.0 million for the nine months ended September 30, 2015. The decrease in profit is primarily attributable to the decreased revenues described above, which were only partially offset by the decreased aircraft operating expenses described above.

Technical Services – Technical Services segment revenues were $20.0 million for the nine months ended September 30, 2016, compared to $23.5 million for the nine months ended September 30, 2015. Direct expense decreased $5.8 million compared to the prior year nine-month period. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer whose service requirements typically vary from period to period. Technical Services segment profit was $3.8 million for the nine months ended September 30, 2016, compared to $1.8 million for the nine months ended September 30, 2015.

For additional information on our segments, see Note 10.

Other Matters

For several years our Air Medical affiliate received substantial benefits under its three-year service contract with a Middle East customer dated September 29, 2012. Following the expiration of the initial agreement with this customer in late September 2015, we extended the service relationship three times for three-, six- and three-month periods, respectively, on terms that caused our overseas air medical revenues and operating costs to decline significantly compared to prior periods. Our service relationship with this customer reached its contractual end date on September 30, 2016, which will place a commensurate reduction on our Air Medical segment revenues and profit in future periods. We believe that we have remained in good standing with this customer and are in discussions regarding future work. Even if we are ultimately successful in obtaining additional work from this customer, we currently do not expect the arrangement to be effective until 2017.

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

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $2.6 million at September 30, 2016, compared to $2.4 million at December 31, 2015. Short-term investments were $289.5 million at September 30, 2016, compared to $284.5 million at December 31, 2015. We also had $13.0 million and $15.3 million in restricted investments at September 30, 2016 and December 31, 2015, respectively, securing outstanding letters of credit and a bond for foreign operations.

As noted in greater detail above, current weakness in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015, and we expect further reductions in the operating revenues and net profit of our Oil and Gas segment in future periods. Through September 30, 2016, these negative variances did not materially impact our financial position reported in our consolidated balance sheets, as described in further detail below. Nonetheless, if the current weakness of the energy industry persists, we expect that it will ultimately have a negative impact on our consolidated operating cash flow and liquidity.

Operating activities—Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2016, compared to net cash provided of $108.2 million for the same period in 2015, a decrease of $115.3 million. Cash receipts from customers were down $152.7 million, primarily due to a $105.2 million decrease in our Oil and Gas segment revenues, related to the downturn in the industry. We had a $57.3 million decrease in collections related to our Middle East contract due in part to timing of payments and in part to a decrease in revenue. This was offset by a $14.3 million decrease in cash required for net payroll, primarily due to a reduction in bonuses paid and staffing levels. The remaining offset was due to a decrease in payments to vendors due to the decreased scope of our operations.

Investing activities—Net cash used in investing activities was $67.0 million for the nine months ended September 30, 2016, compared to $141.6 million for the same period in 2015. Net purchases of short-term investments used $3.9 million of cash during the nine months ended September 30, 2016, compared to $101.7 million in the comparable prior year period. Gross proceeds from asset dispositions during the nine months of 2016 were $13.2 million, compared to $3.5 million for the same period in 2015. Capital expenditures were $75.0 million for the nine months ended September 30, 2016, compared to $48.2 million for the same period in 2015. Capital expenditures for aircraft and aircraft improvements accounted for $72.4 million and $45.5 million of these totals for the nine months ended 2016 and 2015, respectively. During the first quarter of 2016, we took delivery of one heavy aircraft that we purchased in the second quarter with borrowings under our revolving credit line. During the third quarter of 2016, we purchased a heavy aircraft pursuant to a lease purchase option, purchased one light aircraft, and took delivery of one light aircraft to be purchased in the fourth quarter. During the first nine months of 2015, we (i) exercised a purchase option on one heavy aircraft, (ii) took delivery of another heavy aircraft that we paid for in the third quarter of 2015, and then completed a sale/leaseback following the purchase, and (iii) purchased six light aircraft.

Financing activities – Financing activities during the nine months of 2016 included net borrowings of $74.9 million on our revolving credit facility and $0.5 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Financing activities during the first nine months of 2015 included net borrowings of $35.2 million on our revolving credit facility and $2.5 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

Long-Term Debt

As of September 30, 2016, we owed $632.4 million under our total long-term debt, consisting of $500.0 million principal amount of 5.25% Senior Notes due 2019 (excluding debt issuance costs) and $132.4 million borrowed under our revolving credit facility.

Revolving Credit Facility – On September 30, 2016, we amended our revolving credit facility to, among other things, (a) extend the maturity date to October 1, 2018 and (b) modify the fixed charge coverage ratio such that it will only be tested when the total of our short term investments are less than $150.0 million at the end of any fiscal quarter. Under this facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short-term investments fall below $150.0 million, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).

At September 30, 2016, we had $132.4 million in borrowings under our credit facility. At the same date in 2015, we had $78.2 million in borrowings under our credit facility.

Other – We maintain a separate letter of credit facility described in Note 5 that had $13.0 million letters of credit outstanding at September 30, 2016.

For additional information on our long-term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of September 30, 2016, related to our operating lease obligations, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of September 30, 2016. As of September 30, 2016, we leased 25 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2016(1)	2017	2018	2019	2020	2020
		(Thousands of dollars)
Aircraft lease obligations	$226,242	$10,607	$40,560	$36,879	$30,226	$26,387	$81,583
Other lease obligations	12,842	1,396	3,917	2,863	2,288	1,595	783
Long-term debt(2)	632,400	—	—	132,400	500,000	—	—
Senior notes interest(2)	65,625	—	26,250	26,250	13,125	—	—

	$937,109	$12,003	$70,727	$198,392	$545,639	$27,982	$82,366

(1)	Payments due during the last three months of 2016 only.
(2)	“Long-term debt” reflects the principal amount of debt due under our outstanding senior notes and our revolving credit facility, whereas “senior notes interest” reflects interest accrued under our senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future payment or refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of September 30, 2016 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

As of September 30, 2016, we had options to purchase various aircraft that we currently operate under lease agreements with the aircraft owners. These options will become exercisable at various dates through 2020. The aggregate option purchase prices are $50.3 million in 2016, $55.7 million in 2017, $127.0 million in 2018, $150.4 million in 2019, and $22.7 million in 2020. Whether we exercise these options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.

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

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $88.3 million weighted average loan balance during the nine months ended September 30, 2016, a 10% increase (0.272%) in interest rates would have reduced our annual pre-tax earnings approximately $0.2 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At September 30, 2016, the market value of the notes was approximately $485.6 million, based on quoted market prices.

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

During the third quarter of 2016, we withheld from employees and canceled 1,031 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
August 1, 2016 – August 31, 2016	1,031	$19.22

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

	3.1	(i) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 7, 2015).

(ii) Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

	4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

	4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

	4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

	4.4	Third Amendment to Second Amended and Restated Loan Agreement, dated as of September 25, 2015, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

	4.5*	Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of September 30, 2016, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank.

	4.6	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

	4.7	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

	10.1†	Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to PHI’s Information Statement on Schedule 14C filed April 13, 2015).

	10.2†	Form of Indemnity Agreement between the Company and each of its directors, as adopted on November 5, 2015 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 7, 2016	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 7, 2016	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer