Form 10-K
period 2016-12-31
PHI INC
filed 2017-02-27
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-9827

PHI, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-0395707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 SE Evangeline Thruway Lafayette, Louisiana	70508
(Address of principal office)	(Zip Code)

Registrant’s telephone number including area code: (337) 235-2452

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock	The NASDAQ Stock Market (Global Select)
Non-Voting Common Stock	The NASDAQ Stock Market (Global Select)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $276,770,235 based upon the last sales prices of the voting and non-voting common stock on June 30, 2016, as reported on the NASDAQ Global Market.

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 22, 2017 was:

Voting Common Stock	2,905,757 shares.
Non-Voting Common Stock	12,779,646 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Information Statement to be furnished in connection with the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.

INDEX – FORM 10-K

i

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Annual Report on Form 10-K (the “Annual Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•	reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control;

•	our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry;

•	any failure to maintain our strong safety record;

•	our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft;

•	our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets;

•	the availability of adequate insurance;

•	adverse changes in the value of our aircraft or our ability to sell them in the secondary markets;

•	weather conditions and seasonal factors, including tropical storms and hurricanes;

•	the effects of competition and changes in technology;

•	the adverse impact of customers electing to terminate or reduce our services;

•	the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls;

•	the special risks of our air medical operations, including collections risks and potential medical malpractice claims;

•	political, economic, payment, regulatory and other risks and uncertainties associated with our international operations;

•	our substantial indebtedness and operating lease commitments;

•	the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely;

•	our ability to develop and implement successful business strategies;

•	changes in fuel prices;

•	the risk of work stoppages and other labor problems;

•	changes in our future cash requirements;

•	environmental and litigation risks; and

•	the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in Item 1A or elsewhere in this Annual Report or other of our filings with the SEC.

All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC filings. Additional factors or risks that we currently deem immaterial, that are not presently known to us, that arise in the future or that are not specific to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.

ii

PART I

ITEM 1.	BUSINESS

General

Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. Although we offer these services in several domestic and international markets, most of our offshore flight operations are concentrated in the Gulf of Mexico, where we are a leading provider of such services. Since late 1997, we have also provided air medical transportation for hospitals and for emergency service agencies where we operate principally as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services, primarily to existing customers that own their own aircraft. At December 31, 2016, we owned or operated 241 aircraft domestically and internationally, 131 of which were dedicated to our Oil and Gas segment, 104 of which were dedicated to our Air Medical segment, and 6 of which were dedicated to other operations.

Description of Operations

We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 13, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Oil and Gas. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel and, to a lesser extent, parts and equipment to, from, and among offshore platforms in the Gulf of Mexico and internationally. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Co., and ConocoPhillips Company, with each of whom we have worked for 35 or more years, and ENI Petroleum, with whom we have worked for more than 20 years.

At December 31, 2016, we operated 131 aircraft out of nine base stations in this segment. Compared to December 31, 2015, this represented a decrease of 24 aircraft, with no change in the number of base stations.

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

Our strategic focus in this segment of our business is on providing transport services to the deepwater region of the Gulf of Mexico. As of December 31, 2016, of the 131 aircraft dedicated to our Oil and Gas segment, 72 aircraft were classified as medium or heavy aircraft. Our strategy is to focus more of our business on deepwater operations because we believe they will provide a more stable and profitable source of revenue. Deepwater operations tend to have longer lead times and, consequently, activity levels are generally less susceptible to short term volatility in commodity prices as compared to other offshore operations. The capital commitments are also substantially larger than shallow water operations, and consequently, our client base is more heavily weighted to the major integrated and larger independent oil and gas companies. In addition, in recent years exploration and new production activities have tended to shift from the shallow water to the deepwater regions, and we expect that trend to continue. Finally, the majority of our transportation activity services oil and gas production facilities, which adds stability to our business as these facilities generally operate for longer periods than exploration facilities.

About six years ago, we elected to expand selectively into international markets that we believe have attractive opportunities for growth. As of December 31, 2016, we had four aircraft in West Africa, four aircraft in the Middle East and three aircraft in Trinidad available for our oil and gas operations.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus variable payments based on the amount of flight time. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, a substantial portion of which are competitively bid. Our fixed-term contracts have terms generally of one to seven years, with payment in U.S. dollars. In 2016, approximately 92% of our domestic oil and gas-related revenues were from fixed-term customer contracts, with approximately 57% of these revenues from the fixed fee component and 43% from the variable fee component. The remaining 8% of our 2016 domestic oil and gas-related revenues were attributable to work in the spot market and ad hoc flights for contracted customers.

Most of our fixed-term contracts permit early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty. In addition, many of our contracts permit our customers to increase or decrease the number of aircraft under contract with a corresponding increase or decrease in the fixed monthly payments, and without a significant penalty for a decrease. Our offshore services contracts generally limit our exposure to increases in fuel costs by passing through to our customers fuel costs in excess of pre-agreed levels. When our contracts expire, we believe that we have an advantage in renewing the contract based on the existing relationship with the customer, detailed knowledge of the specific operating environment, and an established base of equipment and personnel on site.

Operating revenues from the Oil and Gas segment accounted for 51%, 57%, and 62% of consolidated operating revenues during the years ended December 31, 2016, 2015 and 2014, respectively.

Air Medical. In the U.S., we provide air medical transportation services for hospitals and emergency service agencies. At December 31, 2016, we provided these services in 18 states using approximately 104 aircraft at 72 separate locations. During most of 2016, we also provided air medical transportation services for a customer in the Middle East, as discussed further below. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts, no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the hospital to provide its medical transportation services, with the contracts typically awarded through competitive bidding. Our Air Medical operations are headquartered in Phoenix, Arizona.

As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by Medicaid, Medicare, private insurance, or directly by the transported patient. Revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are primarily estimated based on our historical collection rates by payor category (consisting mainly of Medicaid, Medicare, private insurance, and self-pay). Changes in our payor mix, reimbursement rates or uncompensated care rates all directly impact our accounts receivable allowance and financial results for each particular reporting period. For additional information, see Note 1, Summary of Significant Accounting Policies—Revenue Recognition, of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Under a contract that commenced on September 29, 2012, our Air Medical affiliate provided multiple services to a customer in the Middle East. The volume of these ancillary services diminished over time as responsibilities were transitioned to the customer’s personnel. The contract expired on September 30, 2016 and we are no longer providing services to this customer. Additional information about the agreement is included in Note 1, Summary of Significant Accounting Policies—Revenue Recognition, of the Notes to Consolidated Financial Statements included in this Form 10-K.

In connection with operating our domestic air medical business, we continuously open and close bases in an effort to optimize our service offerings. As of December 31, 2016, our domestic air medical business operated two additional bases with three less helicopters as compared to December 31, 2015.

Also included in our Air Medical segment is the patient navigation business that we commenced in 2015, pursuant to which we provide hospitals with patient transfer center services.

Operating revenues from the Air Medical segment accounted for 44%, 39%, and 36% of consolidated operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Operating revenues from the Technical Services segment accounted for 5%, 4%, and 2% of consolidated operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Seasonal Aspects

Seasonality affects our operations in three principal ways: weather conditions are generally poorer in December, January, and February; tropical storms and hurricanes are prevalent in the Gulf of Mexico in late summer and early fall; and reduced daylight hours restrict our operations in winter. All of those factors typically result in reduced flight hours. When a tropical storm or hurricane is about to enter or begins developing in the Gulf of Mexico, flight activity may temporarily increase because of evacuations of offshore workers, but during the storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft, personnel and support equipment to safer locations. For a more detailed discussion of these events, see Item 1A – “Risk Factors – Risks Inherent in our Industry – Our operations are affected by adverse weather conditions and seasonal factors.” Our operating results vary from quarter to quarter, depending on seasonal factors and other factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

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

Customers

Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve energy service companies, hospitals, emergency service providers, medical programs, government agencies, and other aircraft owners and operators. Our five largest customers paid us 36% of our consolidated operating revenues for the year ended December 31, 2016. Our largest customer is in our Oil and Gas segment and accounted for 14%, 15%, and 17% of our consolidated operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Also, another customer in our Oil and Gas segment accounted for 10%, 11%, and 13% of our consolidated operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Our largest customer in our Air Medical and Technical Services segments accounted for 5%, 9% and 10% of our consolidated operating revenues for the year ended December 31, 2016, 2015 and 2014, respectively. We have entered into contracts with most of our established customers for terms of at least one year, although most contracts include provisions permitting earlier termination by the customers. See Note 1, Summary of Significant Accounting Policies – Concentration of Credit Risk, of the Notes to Consolidated Financial Statements in this Annual Report.

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

For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Industry – The helicopter services business is competitive.”

Employees

As of December 31, 2016, we employed approximately 2,425 full-time employees and 47 part-time employees, including approximately 618 pilots, 776 aircraft maintenance personnel, and 393 medical support staff.

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

Our domestic aviation operations are regulated primarily under the Federal Aviation Act of 1958, as amended. Under this act, we cannot operate certain aircraft domestically for hire unless we receive an operating certificate from the Federal Aviation Administration (the “FAA”). The FAA comprehensively regulates our domestic flight operations and exercises broad jurisdiction over our personnel, aircraft, maintenance operations, ground facilities and certain other aspects of our operations, including the authority to impose flight moratoriums. Domestic aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to the workplace health and safety of our domestic employees are created and monitored through the Occupational Safety and Health Administration. The radio communications networks that we maintain to communicate with our pilots are subject to regulation by the Federal Communications Commission.

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

We and our customers are also subject to various foreign, federal, state and local environmental laws and regulations. Government moratoriums, restrictions or regulatory changes that adversely impact the operations of our key customers could materially reduce the demand for our services.

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

In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2016, Mr. Gonsoulin beneficially owned 70.9% of our outstanding voting common stock and 8.9% of our outstanding non-voting common stock, representing 20.4% of our total outstanding equity. Mr. Gonsoulin has 40 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc. (“Sea Mar”), a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico and sold it to Pool Energy Services Co. (“Pool”) in 1998. Pool was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.

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

In this and other of our SEC reports, we disclose the number of aircraft allocated to our operating segments. As of any particular date, a portion of these aircraft will be unavailable for service for a variety of reasons, including due to certain aircraft being maintained, refurbished, parked or laid-up pending deployment or sale.

ITEM 1A.	Risk Factors

The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. You should carefully consider these factors, in addition to the other information set forth in this report, when evaluating our business and whether to purchase, sell or hold our securities. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future, or that are not specific to us or our industry, such as general economic conditions.

Risks Inherent in our Industry

If we fail to maintain our safety record, our ability to attract and retain customers could be seriously harmed.

A favorable safety record is one of the primary factors a customer reviews in selecting an aviation services provider. If we fail to maintain our safety and reliability record, our ability to attract new customers and maintain our current customers could be materially adversely affected.

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

Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, approximately 61% of the helicopters used in our Oil and Gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by non-IFR aircraft.

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

As discussed in greater detail elsewhere in this Form 10-K, the recent downturn in the oil and gas industry has significantly reduced the demand for and utilization of our fleet of offshore aircraft.

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

The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our offshore services, followed by periods of low demand for our offshore services. Changes in commodity prices can have a significant effect on demand for our offshore services, and periods of low activity intensify price competition in the industry and could result in our aircraft being idle for prolonged periods. As noted elsewhere in this report, the downturn in the oil and gas markets since mid-2014 has impacted our operations by reducing our aircraft utilization rates and intensifying pricing pressures. Unless and until these market conditions change, we expect these trends will continue to negatively impact our business and operating results.

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

We are subject to significant regulatory oversight by OSHA and similar state agencies. We are also subject to the Communications Act of 1934 because of our ownership and operation of radio communications networks that we use to communicate with our pilots throughout our market territories.

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

In 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act (“PPACA”), which comprehensively reformed the domestic healthcare regulatory system by introducing changes designed to expand the number of Americans with healthcare coverage and to control healthcare costs. The long-term impact of the continuing implementation of the PPACA on our Air Medical operations remains uncertain, because any benefits we may receive from serving fewer uninsured patients may be partly or fully offset by any resulting decrease in reimbursement rates per flight from Medicaid, Medicare and commercial insurance payors or by any increase in the number of Medicaid payors. In early 2017, the U.S. Congress took initial steps that could potentially lead to the modification or repeal of the PPACA. Any such changes could have a material impact on our Air Medical operations. We also anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative healthcare delivery and payment systems, which could result in additional fundamental changes in the U.S. healthcare system. Moreover, changes in the leadership of governmental agencies that regulate us could lead to changes in healthcare regulations or policies or changes in the manner in which they are interpreted or enforced. For all these reasons, we cannot currently assess the ultimate impact of prevailing and future healthcare laws and regulations on our business, operations, financial results or prospects.

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

We are exposed to risks arising out of regulations and disclosure standards affecting all U.S. public companies.

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

As of December 31, 2016, our total indebtedness was $634.0 million, consisting of $500.0 million of our 5.25% Senior Notes due 2019 and $134.0 million of borrowings outstanding under our $150.0 million revolving credit facility, which matures in 2018. Under our revolving credit facility and a separate letter of credit facility, we also had $7.6 million and $13.0 million, respectively, of letters of credit outstanding at December 31, 2016. As of December 31, 2016, we had approximately $229.7 million of aggregate lease commitments and $17.9 million in aggregate aircraft purchase commitments. For additional information on our indebtedness and commitments, please see Items 7 and 8 of this report.

The degree to which we are leveraged or may become leveraged in the future could have important consequences to our equity and debt holders, including:

•	limiting our ability to access the capital markets, particularly if, as discussed further in the risk factor disclosure below, (i) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward or (ii) we seek capital during periods of turbulent or unsettled market conditions;

•	hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•	limiting the amount of cash flow available for use in the business, including for working capital, capital expenditures, aircraft purchases, future operations, acquisitions, expansion or other uses, or to carry out other aspects of our business plan;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	increasing our future borrowing costs;

•	increasing the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangements with us;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

Subject to the limits contained in our existing debt instruments, we may be able to incur substantial additional debt from time to time. If we do so, the effects of each of these factors could be intensified.

Our business requires us to incur substantial capital expenditures.

Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the future. Our capital expenditures relate primarily to the purchase of aircraft, including purchases of aircraft under purchase options, as well as capital improvements that enhance the value or safety of our aircraft and related infrastructure or that are necessitated by changes in technology or customer preferences. At December 31, 2016, were committed to pay approximately $17.9 million to purchase aircraft in 2017. If we fail to adequately invest in our aircraft and related infrastructure in the future, the competitiveness of our fleet and service offerings could suffer.

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

During the third quarter of 2016, our revolving credit facility lenders agreed to amend one of our financial covenants to alleviate concerns about our future ability to remain in compliance therewith. Our failure in the future to satisfy any of the financial covenants in our revolving credit facility could cause us to suffer an event of default, which could, among other things, accelerate our obligations under such facility or preclude us from making future borrowings thereunder. Moreover, in some cases any breach of these covenants or any other default under our revolving credit facility may create an event of default under our 5.25% Senior Notes due 2019, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such Notes (even though we may otherwise be in compliance with our obligations under those Notes and the associated indenture). Our revolving credit facility includes a similar cross-default provision. Thus, an event of default under either our revolving credit facility or 5.25% Senior Notes due 2019, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under the other. If we were to default under our debt obligations, we cannot assure you that we would be able to borrow or otherwise obtain enough cash to repay the accelerated indebtedness.

As noted above, if we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all.

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

A downgrade of our credit ratings could, among other things:

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	increase our cost of borrowing;

•	adversely affect the market price of our outstanding equity securities or our 5.25% Senior Notes due 2019; and

•	impair our business, financial condition and results of operation.

We plan to access the debt markets from time to time, and we cannot assure you that these markets will remain free of disruptions.

We have a significant amount of indebtedness that we typically refinance from time to time, principally through the issuance of new debt securities. Moreover, we might seek financing from time to time to fund other cash requirements, such as financing acquisitions of businesses or aircraft or paying unanticipated liabilities. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be volatile. Prevailing market conditions could be adversely affected by (i) general economic conditions, such as disruptions in domestic or overseas sovereign debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the oil and gas industry, such as the continuation of low commodity prices. Volatility in the global markets, among other factors, could limit our access to the credit markets, leading to higher borrowing costs or our inability to obtain financing on terms that are as favorable as those from which we previously benefitted, on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations or to meet our other financial commitments.

Our senior notes are unsecured and will be effectively subordinated to any secured indebtedness.

Our currently outstanding senior notes are unsecured and are effectively subordinated to any of our existing or future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including. In the event of a bankruptcy or similar proceeding, the assets that serve as collateral for any secured indebtedness would generally be available to satisfy our obligations under such secured indebtedness, and would not be expected to be available to satisfy other claims.

Other Risks Specific to our Company

We are highly dependent on the offshore oil and gas industry, particularly in the Gulf of Mexico.

Approximately 51% of our 2016 operating revenue was attributable to providing helicopter services for offshore oil and gas exploration and production companies, substantially all of which was in the Gulf of Mexico. Our business is highly dependent on the level of exploration, development and production activity by oil and gas companies, particularly in the Gulf of Mexico. The level of exploration, development and production activity is directly affected by trends in oil and gas prices, which historically have been volatile and difficult to predict. Oil and gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. Lower oil and natural gas prices generally lead to decreased spending by our customers over time.

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

The demand for oil and natural gas could be influenced by changes in technology or other events outside of our control. Increased use of battery-powered vehicles or other alternative energy sources could significantly reduce the demand for fossil fuels.

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

Approximately 62% of our oil and gas segment revenues for the year ended December 31, 2016 were attributable to our deepwater operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities, and the margins we earn on these aircraft are generally higher than on smaller aircraft. Consequently, our oil and gas operations are significantly dependent upon the availability of our heavy aircraft. If the FAA, PHI, or PHI’s customers were to deem these aircraft unsafe and suspend or curtail their use, our operating activities, financial position, cash flow and prospects could be materially adversely effected.

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

Our dependence on servicing deepwater facilities in the Gulf of Mexico is likely to increase.

Industry experts expect more drilling platforms to be decommissioned than installed in shallow waters of the Gulf of Mexico over the next 10 to 15 years, which would result in a systemic decline in the number of shallow water platforms that require flight services. If these market projections prove to be accurate, we will in the future be even more dependent than we are now on serving deepwater facilities in the Gulf of Mexico.

We depend on a small number of large customers for a significant portion of our revenues.

Our Oil and Gas segment derives a substantial portion of its operating revenues and income from a limited number of major and independent oil and gas companies. For the year ended December 31, 2016, approximately 24% of our operating revenues were attributable to our two largest Oil and Gas customers in the aggregate. For the same period, approximately 36% of our operating revenues were attributable collectively to our top five largest customers. We cannot assure you that these customers will continue to contract with us on terms or at rates currently in effect, or will not elect to contract with our competitors or perform their own transportation services themselves. The loss of one of our top customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, our concentration of customers within the oil and gas industry may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

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

A substantial portion of our helicopter pilots previously served in the U.S. military. Reductions in the pool of ex-military pilots, whether caused by retirements or other factors, will reduce the pool of pilots qualified to fly our helicopters. This could adversely impact our ability to provide services or increase the compensation necessary to attract and retain our pilots.

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

As of December 31, 2016, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned stock representing nearly 71% of the total voting power of our capital stock. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a shareholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other shareholders and were supported by a majority of our shareholders.

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

Over the past five years, we have commenced operations in several foreign countries. Our international operations represented approximately 9% of our total operating revenues for the year ended December 31, 2016. As of December 31, 2016, we operated or held over 20 aircraft outside of the United States, including four in each of West Africa and Israel.

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

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;

•	problems collecting accounts receivable in a timely manner or at all;

•	uncertainties concerning import and export restrictions, including the risk of fines or penalties assessed for violating export restrictions by the Office of Foreign Assets Controls of the U.S. Department of Treasury;

•	embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and repatriation restrictions and fluctuations in currency exchange rates;

•	the ability to secure and maintain the necessary physical infrastructure supporting operations;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights;

•	pandemics or epidemics that disrupt our ability to transport people, fly our aircraft or otherwise conduct operations;

•	limitations in the availability, amount or terms of insurance coverage;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations, including logistical and communication challenges and increased expenses associated with sourcing personnel and parts to remote locations.

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

Regional instability in overseas markets could adversely affect business conditions and disrupt our operations.

We currently operate in several foreign regions, including in the Mediterranean Sea and West Africa. Many of these areas have experienced political, economic and social uncertainties. Adjoining or nearby countries have experienced civil war, military campaigns, civil unrest, terrorist activities, political turbulence or other forms of unrest. Any of these forms of unrest in areas in which we operate could adversely impact our operations in several ways, including endangering the safety of our personnel in the region, interfering with our ability to transport parts or personnel to the region, disrupting our operations, increasing our operating costs, and subjecting us to the risk of expropriation or other substantial changes in laws or regulations governing our overseas operations. Any of these could materially and adversely affect our overseas business or operations.

Future investments, acquisitions or business expansions by us would subject us to additional business, operating and financial risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure or financial position.

In an effort to implement our business strategies, we may from time to time in the future pursue acquisition or expansion opportunities, including strategic investments. These transactions could involve acquisitions of entire businesses or investments in start-up or established companies, and could take several forms, including mergers, joint ventures, or the purchase of equity interests or assets. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential violations of covenants in our debt instruments and other unidentified issues not discovered in due diligence. To the extent we acquire part or all of a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire. Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations. In particular, we can provide no assurances that we will be able to successfully integrate the flight and safety protocols, maintenance procedures, technology systems, billing systems, accounting processes, controls, policies, strategies and culture of the acquired company with ours. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition. Moreover, we generally do not announce our acquisitions until we have entered into a preliminary or definitive agreement.

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

Aircraft

Information regarding our 235 owned or leased aircraft fleet and six customer-owned aircraft that we operated as of December 31, 2016 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Maximum Passenger Capacity	Cruise Speed (mph)	Approximate Range (miles)(2)
Light Aircraft
Bell	206 / 407	79	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117	5	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1) / EC-145	37	Twin Turbine	7	143	380
Eurocopter	AS350 B2 / B3	25	Turbine	5	140	335 – 385

Medium Aircraft
Bell	212 (1) / 412 (1)	7	Twin Turbine	8 –13	115 – 160	300 – 370
Sikorsky	S-76 (1) A++, C++	34	Twin Turbine	12	150	400
Agusta Westland	AW-139 (1)	10	Twin Turbine	15	160	570

Heavy Aircraft
Sikorsky	S-92A(1)	36	Twin Turbine	19	160	495

	Total Helicopters	233

Fixed Wing (3)
Lear Jet	31A(1) / 40	3	Turbojet	8	527	1,435
Beech	King Air (1)	5	Turboprop	8	300	1,380

	Total Fixed Wing	8

	Total Aircraft	241

(1)	Equipped to fly under instrument flight rules. All other types listed can only fly under visual flight rules. See Item 1A. “Risk Factors – Risks Inherent in our Industry – Our operations are affected by adverse weather conditions and seasonal factors.”
(2)	Based on maintaining a 30-minute fuel reserve.
(3)	Includes one Lear Jet 31A and one King Air 250 used for corporate purposes.

Of the 241 aircraft listed, we own 215 and lease 20. The leased aircraft consist of 20 heavy aircraft currently used in the Oil and Gas segment. The table above also lists six customer-owned aircraft (five light aircraft and one medium aircraft) that we operate on the customers’ behalf.

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

We also lease property for an executive and marketing office in Houston, Texas and 11 additional bases to service the oil and gas industry throughout the Gulf of Mexico. Those bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2018	53 acres	Operational and maintenance facilities, landing pads for 27 helicopters	None

Intracoastal City (Louisiana)	December 31, 2017	18 acres	Operational and maintenance facilities, landing pads for 11 helicopters	None

Houma-Terrebonne Airport (Louisiana)	July 31, 2017	97 acres (Two Locations)	Two operational and maintenance facilities, landing pads for 57 helicopters total	Facilities under five separate leases, of which two contain options to extend through 2027

Galveston (Texas)	May 31, 2021	11 acres	Operational and maintenance facilities, landing pads for 22 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	February 28, 2018	14 acres	Operational and maintenance facilities, landing pads for 18 helicopters	Facility under three separate leases, of which two contain options to extend through 2026 and 2028.

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

We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 7,000 square feet of hangar space and 34,000 square feet of office space. The office space lease has a seven year term expiring April 1, 2019, with a cancellation clause after five years, exercisable by PHI. The hanger lease expires in March 2017. As of December 31, 2016, we operated 40 Air Medical bases located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Tennessee, Texas and Virginia, all of which are leased. Other bases for our approximately 32 other Air Medical sites are generally furnished by customers.

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

For information on our obligations to remediate two parcels of land at one of our former plant sites, see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information; Holders; Dividends

Our voting and non-voting common stock trades on The NASDAQ Global Select Market, under the symbols PHII and PHIIK, respectively. The following table sets forth the range of high and low sales prices per share, as reported by NASDAQ, for our voting and non-voting common stock for the fiscal quarters indicated.

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2016 to March 31, 2016	$18.96	$15.01	$19.87	$14.95
April 1, 2016 to June 30, 2016	21.70	13.05	22.79	15.10
July 1, 2016 to September 30, 2016	21.24	16.70	21.00	17.11
October 1, 2016 to December 31, 2016	18.67	12.51	18.69	13.52

January 1, 2015 to March 31, 2015	$40.00	$29.14	$38.54	$29.85
April 1, 2015 to June 30, 2015	35.74	29.10	38.23	29.57
July 1, 2015 to September 30, 2015	32.42	19.57	31.50	18.54
October 1, 2015 to December 31, 2015	24.06	15.58	23.64	16.41

Each share of voting common stock entitles the holder to one vote with respect to such share on each matter properly submitted to the Company’s shareholders. Unless otherwise required by law, holders of the non-voting common stock are not entitled to any voting rights. Except with respect to voting rights, each share of voting common stock and non-voting common stock are identical. As of December 31, 2016, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned voting common stock representing approximately 70.9% of our total voting power.

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

As of February 22, 2017, there were approximately 769 holders of record of our voting common stock and 62 holders of record of our non-voting common stock.

We maintain a voluntary employee stock repurchase plan under which employees holding PHI shares issued under our equity incentive programs can voluntarily offer to sell their shares to PHI and PHI may accept or reject these offers. For the quarter ended December 31, 2016, we did not repurchase any of our shares under this plan. Please note that the SEC rules require disclosure only regarding the prior quarter.

Stock Performance Graph

The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last five years with the cumulative total return on the Russell 2000 Index, the Oil Service Sector Index (“OSX”), and the peer group specified below, assuming the investment of $100 on January 1, 2012, at closing prices on December 31, 2011, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion and is published daily in the Wall Street Journal. The OSX is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The peer group companies are Bristow Group, Inc.; Tidewater, Inc.; Gulfmark Offshore, Inc.; Seacor Holdings, Inc.; and Air Methods Corp.

Cumulative Total Returns as of December 31,

Index	2011	2012	2013	2014	2015	2016
PHI	100.00	134.77	174.65	150.50	66.04	70.87
Peer Group	100.00	99.79	130.26	94.65	51.97	51.86
OSX	100.00	101.80	129.95	97.51	72.94	85.21
Russell 2000	100.00	114.63	157.05	162.60	153.31	184.04

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

	Year Ended
	December 31,
	2016	2015	2014	2013	2012
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$634,098	$804,228	$836,270	$856,500	$646,686
Gain (loss) on disposition of assets, net	3,350	(339)	(848)	16,604	(317)
Net (loss) earnings (1) (2) (3)	(26,680)	26,924	32,688	58,956	18,057
Net (loss) earnings per share
Basic	(1.70)	1.73	2.11	3.81	1.17
Diluted	(1.70)	1.72	2.08	3.77	1.17
Weighted average shares outstanding
Basic	15,663	15,566	15,483	15,474	15,418
Diluted	15,663	15,642	15,685	15,639	15,488

Cash Flow Data
Net cash (used in) provided by operating activities	$(564)	$133,918	$119,519	$105,096	$50,550
Net cash used in investing activities	(75,218)	(149,833)	(245,050)	(98,219)	(91,639)
Net cash provided by (used in) financing activities	75,971	12,052	130,867	(8,792)	38,847

Balance Sheet Data (4)
Current assets	$521,666	$521,290	$466,524	$354,658	$363,146
Working capital	464,616	445,158	386,012	263,253	219,676
Property and equipment, net	903,977	883,529	877,818	785,472	749,501
Total assets	1,448,440	1,426,333	1,376,080	1,173,323	1,147,894
Total debt	631,247	553,501	543,000	379,000	386,755
Shareholders’ equity	599,778	626,998	597,068	559,965	499,615

(1)	Net earnings in 2016 includes an after-tax charge of $1.0 million related to voluntary early retirement programs.
(2)	Net earnings in 2015 includes an after-tax charge of $8.6 million related to voluntary early retirement programs.
(3)	Net earnings in 2014 includes an after-tax charge of $18.1 million related to the refinancing of our 8.625% Senior Notes.
(4)	As of December 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As explained further in Item 1 of this report, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the energy and medical industries. Our results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have recently acquired are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. During periods when the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, during periods when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•	Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 74%, 65% and 61% of our Air Medical segment revenues for the years ended December 31, 2016, 2015 and 2014, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix.” Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years and our receipt of payments from these programs is subject to various regulatory and appropriations risks discussed elsewhere in this report. Changes during any particular period in our payor mix, reimbursement rates or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. As demand for these skills increases worldwide, we must maintain competitive wages, which places downward pressure on our margins.

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of this Annual Report. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. We believe that we may receive additional such requests in the future, notwithstanding a recent stabilization in commodity prices. Although we can neither control nor predict with any reasonable degree of certainty the length or impact of current weak market conditions, we currently expect further reductions in the operating revenues and net profit of our Oil and Gas segment in 2017. These reductions could be quite substantial. For information on the impact of the market downturn on our liquidity, see “- Liquidity and Capital Resources – Cash Flow – Liquidity” below.

Results of Operations

The following tables present segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2016, 2015 and 2014.

	Year Ended		Favorable (Unfavorable)
	December 31,
	2016	2015
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$324,129	$459,611	$(135,482)
Air Medical	281,868	312,775	(30,907)
Technical Services	28,101	31,842	(3,741)

Total operating revenues	634,098	804,228	(170,130)

Segment direct expenses (1)
Oil and Gas (2)	344,640	411,757	67,117
Air Medical	227,877	246,487	18,610
Technical Services	19,882	29,112	9,230

Total direct expenses	592,399	687,356	94,957
Segment selling, general and administrative expenses
Oil and Gas	6,739	6,511	(228)
Air Medical	10,968	10,455	(513)
Technical Services	1,101	805	(296)

Total selling, general and administrative expenses	18,808	17,771	(1,037)

Total segment direct and selling, general and administrative expenses	611,207	705,127	93,920

Net segment (loss) profit
Oil and Gas	(27,250)	41,343	(68,593)
Air Medical	43,023	55,833	(12,810)
Technical Services	7,118	1,925	5,193

Total net segment profit (3)	22,891	99,101	(76,210)
Other, net (4)	6,214	1,872	4,342
Unallocated selling, general and administrative expenses (1)	(25,610)	(28,651)	3,041
Interest expense	(30,644)	(29,066)	(1,578)

(Loss) earnings before income taxes	$(27,149)	$43,256	$(70,405)

Flight hours
Oil and Gas	79,205	99,532	(20,327)
Air Medical	37,002	35,848	1,154
Technical Services	1,274	1,351	(77)

Total	117,481	136,731	(19,250)

Air Medical Transports	19,244	18,768	476

Aircraft owned or operated at period end
Oil and Gas	131	155
Air Medical	104	104
Technical Services	6	6

Total (5)	241	265

	Year Ended		Favorable (Unfavorable)
	December 31,
	2015	2014
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$459,611	$516,909	$(57,298)
Air Medical	312,775	300,212	12,563
Technical Services	31,842	19,149	12,693

Total operating revenues	804,228	836,270	(32,042)

Segment direct expenses (1)
Oil and Gas (2)	411,757	411,679	(78)
Air Medical	246,487	243,573	(2,914)
Technical Services	29,112	14,851	(14,261)

Total direct expenses	687,356	670,103	(17,253)
Segment selling, general and administrative expenses
Oil and Gas	6,511	4,615	(1,896)
Air Medical	10,455	9,801	(815)
Technical Services	805	157	(648)

Total selling, general and administrative expenses	17,771	14,573	(3,359)

Total segment direct and selling, general and administrative expenses	705,127	684,676	(20,612)

Net segment profit
Oil and Gas	41,343	100,615	(59,272)
Air Medical	55,833	46,838	8,834
Technical Services	1,925	4,141	(2,216)

Total net segment profit (3)	99,101	151,594	(52,654)

Other, net (4)	1,872	(10,539)	12,411
Unallocated selling, general and administrative expenses (1)	(28,651)	(28,597)	(1,290)
Interest expense	(29,066)	(29,510)	444
Loss on debt extinguishment	—	(29,833)	29,833

Earnings before income taxes	$43,256	$53,115	$(11,256)

Flight hours
Oil and Gas	99,532	116,029	(16,497)
Air Medical	35,848	34,939	909
Technical Services	1,351	1,332	19

Total	136,731	152,300	(15,569)

Air Medical Transports	18,768	17,876	892

Aircraft owned or operated at period end
Oil and Gas	155	166
Air Medical	104	101
Technical Services	6	6

Total (5)	265	273

(1)	The following amounts of depreciation and amortization expense are included in direct expense and unallocated selling, general and administrative costs:

	Year Ended December 31,
	2016	2015	2014
Segment direct expense:
Oil & Gas	$40,170	$42,992	$29,635
Air Medical	19,716	17,224	13,067
Technical Services	564	518	493

Total	$60,450	$60,734	$43,195

Unallocated SG&A	$5,293	$12,564	$7,653

(2)	Includes equity in income/loss of unconsolidated affiliate.
(3)	Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Year Ended December 31,
	2016	2015	2014
Total net segment profit	$22,891	$99,101	$151,594

Other, net	6,214	1,872	(10,539)
Unallocated selling, general and administrative costs	(25,610)	(28,651)	(28,597)
Interest expense	(30,644)	(29,066)	(29,510)
Loss on debt extinguishment	—	—	(29,833)

(Loss) earnings before income taxes	$(27,149)	$43,256	$53,115

(4)	Includes gains on disposition of property and equipment, asset impairments, and other income.
(5)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the dates indicated; includes six aircraft as of December 31, 2016, 10 aircraft as of December 31, 2015 and 21 aircraft as of December 31, 2014 that were owned or leased by customers but operated by us.

Year Ended December 31, 2016 compared with Year Ended December 31, 2015

Combined Operations

Operating Revenues - Operating revenues for the year ended December 31, 2016 were $634.1 million, compared to $804.2 million for the year ended December 31, 2015, a decrease of $170.1 million. Oil and Gas segment operating revenues decreased $135.5 million for the year ended December 31, 2016, related primarily to decreased aircraft flight revenues resulting predominately from less aircraft on contract and decreased flight hours. Operating revenues in our Air Medical segment decreased $30.9 million due principally to decreased revenues attributable to overseas operations. Technical Services operating revenues decreased $3.7 million due to a reduction in services provided to a third party customer under projects discussed further below.

Total flight hours for the year ended December 31, 2016 were 117,481 compared to 136,731 for the year ended December 31, 2015. Oil and Gas segment’s flight hours decreased 20,327 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours increased 1,154 hours from the year ended December 31, 2015, due to increased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 19,244 for the year ended December 31, 2016, compared to 18,768 for the year ended December 31, 2015.

Direct Expenses – Direct operating expense was $592.6 million for the year ended December 31, 2016, a decrease of $94.5 million, or 13.8%. Employee compensation expense for 2016 decreased $46.5 million primarily due to a reduction in the number of employees in each of our segments and a $13.8 million 2015 charge for costs associated with the implementation of a voluntary early retirement program in our Oil and Gas segment. Employee compensation expense represented approximately 46% of total direct expense for the year ended December 31, 2016 and 2015. In addition, lower flight hours led to decreases of $6.2 million in aircraft warranty expense (which represents 7% of total direct expense), component repair costs of $3.9 million (which represents 6% of total direct expense), $7.9 million in fuel expense (which represents 3% of total direct expense), and spare parts costs of $3.1 million (which represents 5% of total direct expense). Costs of goods sold decreased $13.0 million, primarily related to decreased services provided to an external customer by our Technical Services segment and an overseas customer in our Air Medical segment. Base costs, outside services, and other costs decreased $13.9 million, net.

Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $44.4 million for the year ended December 31, 2016, compared to $46.4 million for the year ended December 31, 2015. The $2.0 million decrease was primarily attributable to a $5.4 million decrease in employee compensation expense related mainly to lower stock-based compensation, which was partially offset by a $4.0 million increase primarily due to costs associated with the final lease settlement costs for three aircraft returned to the lessor, increased fees for contract services in our Oil and Gas segment, and higher promotional consulting and rent expense in our Air Medical segment. Other costs decreased $0.6 million, net.

Gain on Disposal of Assets, net – Gain on asset dispositions was $3.3 million for the year ended December 31, 2016, compared to a loss of $0.3 million for the year ended December 31, 2015. In 2016, we sold or disposed of 12 light and 11 medium aircraft, along with spare parts inventory, that no longer met our strategic needs. During the year ended December 31, 2015, we sold or disposed of eight light and six medium aircraft.

Impairment of Assets – In connection with our annual impairment testing, we recorded an impairment loss in the year ended December 31, 2016 for two light aircraft in our Oil and Gas segment. The carrying value of these aircraft was $1.8 million. Following a market analysis, we determined that the market value of these aircraft is $1.4 million. There were no impairment losses incurred in the year ended December 31, 2015.

Equity in Profit of Unconsolidated Affiliate – Equity in the profit of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.2 million for December 31, 2016, compared to a loss of $0.3 million for the year ended December 31, 2015, as a result of a 2016 contract award in the region. See Note 15.

Interest Expense – Interest expense was $30.6 million for the year ended December 31, 2016, compared to $29.0 for the year ended December 31, 2015, principally due to higher average outstanding debt balances.

Other Income, net – Other income was $3.2 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively and represents primarily interest income.

Income Taxes – Income tax benefit for the year ended December 31, 2016 was $0.5 million compared to income tax expense of $16.3 million for the year ended December 31, 2015. Our effective tax rate was 1.7% and 37.8% for the year ended December 31, 2016 and December 31, 2015, respectively. The lower rate for the year ended December 31, 2016 reflects the impact of recording an increase of $9.0 million in the valuation allowance on our foreign tax credits, resulting in reduction in the overall tax benefit on our loss before income taxes.

Net Loss – Net loss for the year ended December 31, 2016 was $26.7 million compared to net earnings of $26.9 million for the year ended December 31, 2015. Loss before income taxes for the year ended December 31, 2016 was $27.1 million compared to earnings before income tax of $43.3 million for the same period in 2015. Loss per diluted share was $1.70 for 2016 compared to earnings per diluted share of $1.72 for 2015. The decrease in earnings is primarily due to the decreased profits in our Oil and Gas and Air Medical segments, partially offset by an increase in profits in our Technical Services segment. We had 15.7 million and 15.6 million weighted average diluted common shares outstanding during the years ended December 31, 2016 and 2015, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $324.1 million for the year ended December 31, 2016, compared to $459.6 million for the year ended December 31, 2015, a decrease of $135.5 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 79,205 for 2016 compared to 99,532 for 2015, a decrease of 20,327 flight hours. The decline in flight hours is attributable to lower flight hours all model types. The decrease in revenue is primarily due to decreased revenues for all model types, primarily attributable to less aircraft on contract and decreased flight hours for these aircraft in the Gulf of Mexico.

The number of aircraft available for use in the segment was 131 at December 31, 2016, compared to 155 at December 31, 2015. We added one new heavy aircraft to our Oil and Gas segment since December 31, 2015. We have sold or disposed of 12 light and seven medium aircraft in the Oil and Gas segment since December 31, 2015. Changes in customer-owned aircraft and transfers between segments account for the remainder. As noted above, our offshore aircraft utilization rates in 2016 were adversely affected by challenging market conditions.

Direct expense in our Oil and Gas segment was $344.6 million for the year ended December 31, 2016, compared to $411.8 million for the year ended December 31, 2015, a decrease of $67.2 million. Employee compensation expenses for 2016 decreased $35.8 million due to a reduction in the number of employees and also a non-recurring $13.8 million charge in 2015 for costs associated with the implementation of a voluntary early retirement program applicable to our Oil and Gas segment. Lower flight hours led to decreases in aircraft warranty costs of $6.3 million, aircraft fuel costs of $8.1 million, and spare parts of $2.4 million. Base costs, pilot training services, and other outside services and other items decreased $14.6 million, net.

Selling, general and administrative segment expenses were $6.7 million for the year ended December 31, 2016 and $6.5 million for the year ended December 31, 2015. The increase was primarily due to increased legal fees.

Oil and Gas segment loss was $27.3 million for the year ended December 31, 2016, compared to segment profit of $41.3 million for the prior year period. The decrease in segment profit was due to the decreased revenues detailed above.

Air Medical – Air Medical segment revenues were $281.9 million for the year ended December 31, 2016, compared to $312.8 million for the year ended December 31, 2015, a decrease of $30.9 million. Operating revenues in our independent provider programs increased $1.0 million primarily due to increased transports. Patient transports were 19,244 for the year ended December 31, 2016, compared to 18,768 for the prior year. Operating revenues in our traditional provider programs decreased $35.3 million due to the reduction in the scope of our overseas services, partially offset by increased revenues in our U.S.-based programs. Other segment revenue increased $3.4 million.

The number of aircraft in the segment at December 31, 2016 and 2015 was 104. During 2016, we added two light aircraft to our Air Medical segment. During 2016, we sold or disposed of four medium aircraft in the Air Medical segment. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $227.9 million for the year ended December 31, 2016, compared to $246.5 million for the year ended December 31, 2015, a decrease of $18.6 million. Employee compensation expenses decreased $10.3 million due to a reduction in the number of employees in the segment. There were also decreases in component repair costs of $5.6 million, primarily due to a reduction in scheduled maintenance for certain model types. There was a decrease in cost of goods sold of $6.5 million due to a decrease in certain costs attributable to our international operations billed on a cost plus basis. We experienced increases in fuel costs of $0.2 million due to increased flight hours, aircraft depreciation of $2.1 million, and property taxes of $0.6 million. Other direct expense items increased by a net of $0.9 million.

Selling, general and administrative segment expenses were $11.0 million for the year ended December 31, 2016, compared to $10.5 million for the year ended December 31, 2015. The $0.5 million increase was primarily due to higher promotional, consulting, and rent expense, partially offset by lower employee compensation related mainly to stock-based compensation and bonuses.

Air Medical segment profit was $43.0 million for the year ended December 31, 2016, compared to a segment profit of $55.8 million for the year ended December 31, 2015. The decrease in profit is primarily attributable to the decreased revenues described above, partially offset by the decreased aircraft operating expenses described above.

For several years our Air Medical affiliate received substantive benefits under its three-year service contract with a Middle East customer dated September 29, 2012. Pursuant to contact extensions, our Air Medical affiliate continued providing services at reduced levels for another year through September 30, 2016, when the contract expired. Consequently, since September 30, 2016, our overseas air medical revenues and operating costs have declined significantly as compared to prior periods. For additional information, see Item 1 and Note 1 in Item 8 of this Form 10-K.

Technical Services – Technical Services revenues were $28.1 million for the year ended December 31, 2016, compared to $31.8 million for the year ended December 31, 2015. Direct expense decreased $9.2 million compared to the prior year. These decreases in revenue and expense were due primarily to a decrease of technical services provided to a third party customer. Technical Services segment profit was $7.1 million for the year ended December 31, 2016, compared to $1.9 million for the year ended December 31, 2015. In 2015, we booked a loss on a project for a third party customer due to higher than expected labor hours incurred. In 2016, our project work associated with this customer was profitable.

For a further description of each of our segments, see Note 13.

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

Direct Expenses – Direct operating expense was $687.1 million for the year ended December 31, 2015, an increase of $17.1 million, or 3%. Employee compensation expense increased $6.7 million primarily due to a $13.8 million 2015 charge for costs associated with the implementation of a voluntary early retirement program in our Oil and Gas segment, partially offset by compensation decreases due to a reduction in the number of employees in all segments. Employee compensation expense represented approximately 46% of total direct expense for the year ended December 31, 2015 and 2014. In addition, we experienced increases of $4.5 million in aircraft warranty expense (which represents 7% of total direct expense) due to additional aircraft added to the fleet and increased vendor rates, increases of $0.9 million in aircraft rent expense (which represents 7% of total direct expense), and increases of $3.1 million in aircraft depreciation (which represents 5% of total direct expense). We also experienced increases in component repair costs of $6.3 million (which represents 5% of total direct expense), primarily due to scheduled maintenance performed in 2015. Fuel expense (which represents 4% of total direct expense) decreased $16.1 million due to lower per unit fuel costs and the reduction in flight hours. Costs of goods sold increased $11.0 million, primarily related to expanded services provided to an external customer by our Technical Services segment. Base costs, outside services, and other costs increased $0.6 million.

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

Impairment of Assets – Unlike 2014, when we incurred $10.5 million of asset impairment charges, in 2015 we did not incur any asset impairment charges, which favorably impacted our 2015 operating income.

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

Other Income, net – Other income was $2.2 million for the year ended December 31, 2015, compared to $0.8 million for the same period in 2014 and represents primarily interest income.

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

Oil and Gas segment profit was $41.3 million for the year ended December 31, 2015, compared to segment profit of $100.6 million for the year ended December 31, 2014. The decrease in segment profit was due to the decreased revenues and increased expenses detailed above.

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

Selling, general and administrative segment expenses were $10.5 million for the year ended December 31, 2015, compared to $9.8 million for the year ended December 31, 2014. The $0.7 million increase was primarily due to an increase of $1.0 million in employee compensation expense, attributable mainly to an increase in equity-based compensation and bonuses. Other items decreased, $0.3 million on a net basis.

Air Medical segment profit was $55.8 million for the year ended December 31, 2015, compared to a segment profit of $46.8 million for the year ended December 31, 2014. The increase in profit is primarily attributable to the increased revenues described above, partially offset by the increased aircraft operating expenses described above.

Technical Services – Technical Services revenues were $31.8 million for the year ended December 31, 2015, compared to $19.1 million for the year ended December 31, 2014. Direct expense increased $14.2 million compared to 2014. The increase in revenue is due primarily to an increase of technical services provided to a third party customer. Technical Services segment profit was $1.9 million for the year ended December 31, 2015, compared to $4.1 million for the year ended December 31, 2014. The decrease of $2.2 million is attributable to a loss on a project for a third party customer attributable to higher than expected labor hours incurred.

For a further description of our Technical Services segment, see the discussion of this segment appearing under Note 13.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, the improvement or expansion of our base stations or other facilities, the acquisition of equipment and inventory, and other working capital needs. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and the proceeds from periodic senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into operating leases to fund these acquisitions.

Cash Flow

Liquidity - Our cash position was $2.6 million at December 31, 2016, $2.4 million at December 31, 2015, and $6.3 million at December 31, 2014. Short-term investments were $289.8 million at December 31, 2016, $284.5 million at December 31, 2015, and $185.2 million at December 31, 2014. As of December 31, 2016, 2015 and 2014, we also had $13.0 million, $15.3 million, and $15.5 million, respectively, in restricted investments, in each case securing outstanding letters of credit. The primary use of cash during each of the past three years was the funding of capital spending, primarily aircraft purchases.

As noted in greater detail above, the downturn in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015. Through December 31, 2016, these negative variances did not materially impact our liquidity or the cash flows reported in our consolidated cash flows statements, as described in further detail below. Nonetheless, if current industry conditions persist, we expect that it will ultimately have a negative impact on our consolidated operating cash flow and liquidity.

Operating activities - Net cash used in operating activities was $0.6 million in 2016, compared to net cash provided of $133.9 million in 2015, and net cash provided of $119.5 million in 2014, a decrease of $134.5 million from 2015. Operating revenues were down $170.1 million, primarily due to a $135.5 million decrease in our Oil and Gas segment revenues, related to the downturn in industry conditions. The remainder of the decrease in revenue is attributable to the decrease in revenue from our Middle East contract, which reached its contractual end on September 30, 2016. This was offset by a $21.0 million decrease in cash required for net payroll, primarily due to a reduction in bonuses paid and staffing levels. The remaining offset was due to a decrease in payments to vendors due to the decreased scope of our operations.

There was an increase of $14.4 million in net cash provided by operations when comparing 2015 to 2014. The increase in cash was due to a $41.9 million increase in cash provided from our Air Medical contract in the Middle East due largely to timing of collections. Our net cash provided by operating activities also benefitted in 2015 from $3.2 million lower warranty payments due to changes in coverage and $4.9 million of lower taxes due to timing of tax payments related to our contract in the Middle East. These increases were offset by a decrease of $26.8 million in earnings adjusted for non-cash items in 2015, primarily due to the decline in the profitability in our Oil and Gas segment. Finally, we used $9.9 million of cash in 2015 related to the voluntary early retirement packages provided to certain employees.

Investing activities - Net cash used in investing activities was $75.2 million for 2016, $149.8 million for 2015, and $245.1 million for 2014. Purchases and sales of short-term investments used $4.9 million net in cash during 2016, $102.7 million in 2015, and $102.0 million in 2014. Gross proceeds from asset dispositions were $15.0 million for 2016, $5.2 million for 2015, and $10.3 million for 2014. Capital expenditures were $81.8 million for 2016, $57.1 million for 2015, and $157.7 million for 2014. Capital expenditures for aircraft purchases and aircraft improvements accounted for $78.8 million, $55.2 million, and $150.7 million in 2016, 2015, and 2014, respectively. In 2016, we took delivery of one heavy aircraft that we purchased, we purchased one heavy aircraft pursuant to a lease purchase option, and we purchased two light aircraft. The purchases for 2016 were financed using existing cash, cash from operations, and our revolving credit facility. In 2015, we purchased six light aircraft, and we purchased one heavy aircraft pursuant to a purchase option in the aircraft lease contract. The purchases were financed using existing cash on hand and borrowings under our revolving credit facility. In 2014, we purchased four light aircraft, two medium aircraft, and one fixed wing aircraft, and exercised purchase options on two medium aircraft and five heavy aircraft. The purchases were financed using net proceeds from the issuance of our below-described Senior Notes and borrowings under our revolving credit facility.

Financing activities – Financing activities for 2016 include net borrowings of $76.5 million of revolving credit facility debt, and $0.5 million paid to purchase shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of their equity incentive awards.

Financing activities for 2015 included net borrowings of $14.5 million of revolving credit facility debt, and $2.4 million paid to purchase shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of their equity incentive awards.

Financing activities for 2014 included the issuance of $500.0 million of 5.25% Senior Notes on March 17, 2014, as further described below. Net proceeds of $493.8 million from this issuance were used to repurchase all of our $300.0 million of previously outstanding 8.625% Senior Notes due 2018 pursuant to a contemporaneous tender offer. Our total cost to repurchase those notes was $29.8 million, including the tender premium of $26.7 million and $3.1 million of unamortized issuance costs. We had net payments of $36.0 million on our revolving credit facility during the twelve months ended December 31, 2014.

Long Term Debt

As of December 31, 2016, our total long-term debt was $631.2 million, consisting of $497.2 million of our 5.25% Senior Notes due 2019, net of $2.8 million of unamortized debt issuance costs and $134.0 million borrowed under our revolving credit facility. The carrying value of our variable-rate indebtedness under our revolving credit facility approximates its fair value as of December 31, 2016. The fair value of our 5.25% Senior Notes was $474.4 million at December 31, 2016.

5.25% Senior Notes due 2019 - On March 17, 2014, we privately placed $500.0 million of 5.25% Senior Notes due March 15, 2019. Proceeds were approximately $493.8 million, net of fees and expenses, and were used to retire all of our $300.0 million previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million including the tender premium and accrued interest. As a result of our repurchase of 8.625% Senior Notes in March 2014 and April 2014, we recorded during 2014 a pretax charge of $29.8 million, which consisted of $26.7 million of premium and $3.1 million of unamortized issuance costs. Our repurchase of 8.625% Senior Notes in March 2014 and April 2014 resulted in deferred tax benefits of $11.6 million.

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

Revolving Credit Facility - We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2018. Under our credit facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short-term investments fall below $150.0 million, and consolidated net worth of at least $450 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).

At December 31, 2016, we had $134.0 million in borrowings and $7.6 million in letters of credit outstanding under our credit facility. At the same date in 2015, we had $57.5 million in borrowings under our credit facility. During 2016, $137.4 million was the highest loan balance under our credit facility, with a weighted average balance of $107.1 million. During 2015, $81.5 million was the highest loan balance under our credit facility, with a weighted average balance of $47.8 million.

Other - We maintain a separate letter of credit facility described in Note 7 that had $13.0 million of letters of credit outstanding at December 31, 2016. We also have outstanding a letter of credit for $7.6 million issued under our $150.0 million credit facility that reduces the amount we can borrow under that facility. This letter of credit was issued to guaranty the performance on an international contract awarded in late 2016.

For additional information on our long term debt, see Note 7.

Contractual Obligations

The table below sets out our contractual obligations as of December 31, 2016 related to our aircraft purchase commitments, aircraft and other operating lease obligations, revolving credit facility, and the 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2016. As of December 31, 2016, we leased 20 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2017	2018	2019	2020	2021	Beyond 2021

		(Thousands of dollars)
Aircraft purchase commitments	$17,876	$17,876	$—	$—	$—	$—	$—
Aircraft lease obligations	215,635	40,560	36,879	30,226	26,387	25,253	56,330
Other lease obligations	14,095	5,012	3,394	2,759	1,907	1,013	10
Long-term debt(2)(3)	634,000	—	134,000	500,000	—	—	—
Senior notes interest(2)	65,625	26,250	26,250	13,125	—	—	—

Total	$947,231	$89,698	$200,523	$546,110	$28,294	$26,266	$56,340

(1)	For information about these aircraft purchase commitments, see Note 12.
(2)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
(3)	Excludes unamortized debt issuance costs.

The table above reflects only contractual payment obligations as of December 31, 2016 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

As of December 31, 2016, we had options to purchase aircraft under lease becoming exercisable in 2017 through 2021. The aggregate option purchase prices are $55.7 million in 2017, $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe that it is unlikely that we will exercise the 2017 purchase options. Whether we exercise the remaining options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.

On January 15, 2016, we took initial delivery of one heavy aircraft. We funded the payment for this aircraft with borrowings from our credit facility in June 2016.

We intend to fund the above contractual obligations through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, and sale-leaseback transactions.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of aircraft and capital improvements that enhance the value or safety of our aircraft and related infrastructure. In addition to our periodic aircraft purchases, we regularly incur capital expenditures on an ongoing basis in order to (i) extend the useful life of our aircraft, (ii) improve and modernize our fleet, (iii) comply with various requirements or standards imposed by insurers or governmental authorities, (iv) upgrade or expand our hangars, landing pads and other operating facilities and (v) acquire or upgrade computer hardware and software. The amount of our capital expenditures is influenced by, among other things, demand for our services, schedules for refurbishing our various aircraft, regulatory requirements, cash flow generated by our operations, expected rates of return and cash required for other purposes. We estimate our total capital expenditures for 2017 will be approximately $33.7 million.

Tax Obligations

We are currently using federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will continue to substantially reduce our cash tax payments for several more years to come. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Item 1A “– Risk Factors – Risks Specific to Our Company – Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change.”

Off Balance Sheet Arrangements

In the normal course of business with customers, vendors, and others, we have entered into various off-balance sheet arrangements. We provide guarantees, performance bonds, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2016 was $1.0 million in surety bonds and $13.0 million in letters of credit. The surety bonds will expire between March 2017 and September 2017. A $9.2 million letter of credit securing an Air Medical traditional provider contract is due to expire during October 2017. The $3.8 million in letters of credit securing our workers compensation policies are evergreen.

Critical Accounting Policies and Estimates

The section of this Form 10-K entitled “Management’s discussion and analysis of our financial condition and results of operations” is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventories of spare parts, long-lived assets, income taxes, and self-insurance liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates and the differences may be material. We believe that the following critical accounting policies affect our more significant judgments and estimates, which we use in preparation of our consolidated financial statements.

Revenue Recognition - Revenues related to our Air Medical services are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, private insurance, and self-pay. Changes in payor mix, reimbursement rates, and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts paid in full by category. The allowance percentages are applied to the payor categories and the revenue allowance is adjusted as necessary. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical segment’s total expenses divided by gross patient service revenue. For certain historical information on our allowances for contractual discounts and uncompensated care, see Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The allowance estimates for our Air Medical segment’s billing, receivables, and revenue are based on the prior twelve months’ payment history and current trends in payor behavior categorized by each separate payor group, which we evaluate on a state by state basis. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding a year or longer, we record a reserve equal to 100% of the receivable. Receivables related to other payor categories are scrutinized when they are outstanding nine months or longer and additional allowances are recorded, if warranted.

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

Property and Equipment - Our principal long-lived assets are aircraft. We review our long-lived assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We typically evaluate aircraft in our Oil and Gas segment by model type. We review aircraft in our Air Medical segment as one broad asset category since we periodically move aircraft among base locations. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows that we expect the asset to generate. When we determine that an asset is impaired, we recognize the impairment amount, which is the amount by which the carrying value of the asset exceeds its estimated fair value. Similarly, we record assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell.

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

For detailed information, see Note 1 on page 59.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are subject to changes in the short-term variable interest rate on our outstanding revolving credit debt. Based on the $134.0 million in borrowings outstanding as of December 31, 2016, a ten percent increase (0.2885%) in the interest rate to 3.173% would have reduced our annual pre-tax earnings by $0.4 million, but would have no impact on the fair market value of this debt.

Our $500.0 million of outstanding Senior Notes due 2019 bear interest at a fixed rate of 5.25%. Changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the 5.25% Senior Notes, and our creditworthiness. A ten percent increase (0.78%) to the current bond yield of 7.83% to 8.61% at December 31, 2016 would have decreased the fair market value of these notes by 1.56%. Consequently, the current fair market value at December 31, 2016 of $474.4 million would be decreased by $7.4 million to $467.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PHI, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

February 27, 2017

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$2,596	$2,407
Short-term investments	289,806	284,523
Accounts receivable – net
Trade	128,662	138,309
Other	9,603	6,469
Inventories of spare parts – net	70,402	69,491
Prepaid expenses	9,259	8,951
Deferred income taxes	10,798	10,379
Income taxes receivable	540	761

Total current assets	521,666	521,290

Property and equipment – net	903,977	883,529
Restricted cash and investments	13,038	15,336
Other	9,759	6,178

Total assets	$1,448,440	$1,426,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,704	$31,373
Accrued and other current liabilities	28,346	44,759

Total current liabilities	57,050	76,132

Long-term debt:
Revolving credit facility	134,000	57,500
Senior Notes issued March 17, 2014, net of unamortized debt issuance costs of $2,753 and $3,999, respectively	497,247	496,001

Deferred income taxes	151,713	153,645
Other long-term liabilities	8,652	16,057
Commitments and contingencies (Note 12)

Shareholders’ Equity:
Voting common stock – par value of $0.10;
12,500,000 shares authorized, 2,905,757 shares issued and outstanding at December 31, 2016 and 2015	291	291
Non-voting common stock – par value of $0.10;
25,000,000 shares authorized, 12,779,646 and 12,685,725 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,278	1,269
Additional paid-in capital	304,246	304,884
Accumulated other comprehensive loss	(478)	(567)
Retained earnings	294,441	321,121

Total shareholders’ equity	599,778	626,998

Total liabilities and shareholders’ equity	$1,448,440	$1,426,333

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Operating revenues, net	$634,098	$804,228	$836,270

Expenses:
Direct expenses	592,550	687,050	670,007
Selling, general and administrative expenses	44,418	46,422	43,171

Total operating expenses	636,968	733,472	713,178

(Gain) loss on disposition of assets, net	(3,350)	339	848
Impairments of assets	407	—	10,508
Equity in (profit) loss of unconsolidated affiliate	(151)	306	96

Operating income	224	70,111	111,640

Interest expense	30,644	29,066	29,510
Loss on debt extinguishment	—	—	29,833
Other income, net	(3,271)	(2,211)	(818)

	27,373	26,855	58,525

(Loss) earnings before income taxes	(27,149)	43,256	53,115
Income tax (benefit) expense	(469)	16,332	20,427

Net (loss) earnings	$(26,680)	$26,924	$32,688

(Loss) earnings per share:
Basic	$(1.70)	$1.73	$2.11
Diluted	$(1.70)	$1.72	$2.08

Weighted average shares outstanding:
Basic	15,663	15,566	15,483
Diluted	15,663	15,642	15,685

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

The following table summarizes the components of total comprehensive income:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net (loss) earnings	$(26,680)	$26,924	$32,688
Net unrealized gain (loss) on short-term investments	241	(641)	(285)
Other unrealized gain (loss)	—	24	(24)
Changes in pension plan assets and benefit obligations	(39)	7	17
Tax effect of the above-listed adjustments	(113)	254	105

Total comprehensive (loss) income	$(26,591)	$26,568	$32,501

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

						Accumulated		Total
	Voting		Non-Voting		Additional	Other Com-		Share-
	Common Stock		Common Stock		Paid-in	prehensive	Retained	Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2013	2,906	$291	12,568	$1,257	$296,932	$(24)	$261,509	$559,965
Net earnings	—	—	—	—	—	—	32,688	32,688
Unrealized loss on short-term investments	—	—	—	—	—	(173)	—	(173)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	10	—	10
Amortization of unearned stock-based compensation	—	—	—	—	4,753	—	—	4,753
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	12	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(4)	—	(178)	—	—	(178)
Other	—	—	—	—	26	(24)	—	2

Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$(211)	$294,197	$597,068

Net earnings	—	—	—	—	—	—	26,924	26,924
Unrealized loss on short-term investments	—	—	—	—	—	(384)	—	(384)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	4	—	4
Amortization of unearned stock-based compensation	—	—	—	—	5,799	—	—	5,799
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	179	18	—	—	—	18
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(70)	(7)	(2,196)	—	—	(2,203)
Purchase and retirement of treasury stock	—	—	—	—	(252)	—	—	(252)
Other	—	—	—	—	—	24	—	24

Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(26,680)	(26,680)
Unrealized gain on short-term investments	—	—	—	—	—	113	—	113
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(24)	—	(24)
Amortization of unearned stock-based compensation	—	—	—	—	4,819	—	—	4,819
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	130	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(28)	(3)	(528)	—	—	(531)
Cancellation of restricted non-voting stock units (performance not met)	—	—	—	—	(4,929)	—	—	(4,929)
Retirement of treasury stock	—	—	(8)	—	—	—	—	—

Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Operating activities:
Net (loss) earnings	$(26,680)	$26,924	$32,688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,743	71,618	50,848
Deferred income taxes	(2,424)	12,894	16,071
(Loss) gain on asset dispositions	(3,353)	339	848
Equity in (income) loss of unconsolidated affiliate	(151)	306	96
Loss on debt extinguishment	—	—	29,833
Impairment of assets	407	—	10,507
Inventory valuation reserves	5,179	3,231	—
Other	—	(1,277)	(96)
Changes in operating assets and liabilities:
Accounts receivable	(351)	36,579	(6,758)
Inventories of spare parts	(5,064)	1,441	(2,656)
Income taxes receivable	220	466	644
Other assets	(14,837)	(14,998)	(1,212)
Accounts payable and accrued liabilities	(19,111)	(3,859)	(10,946)
Other long-term liabilities	(142)	254	(348)

Net cash (used in) provided by operating activities	(564)	133,918	119,519

Investing activities:
Purchase of property and equipment	(81,842)	(57,123)	(157,690)
Proceeds from asset dispositions	14,983	5,236	10,266
Purchase of short-term investments	(321,453)	(608,649)	(465,094)
Proceeds from sale of short-term investments	316,543	505,966	363,110
Payments of deposits on aircraft	(2,249)	(1,273)	(6,948)
Refunds of deposits on aircraft	—	6,010	11,506
Loan to unconsolidated affiliate	(1,200)	—	(200)

Net cash used in investing activities	(75,218)	(149,833)	(245,050)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	—	—	500,000
Repayment of Senior Notes due 2018	—	—	(300,000)
Premium and costs to retire debt early	—	—	(26,749)
Debt issuance costs	—	—	(6,232)
Repurchase of common stock	(529)	(2,448)	(152)
Proceeds from line of credit	264,700	232,660	264,253
Payments on line of credit	(188,200)	(218,160)	(300,253)

Net cash provided by financing activities	75,971	12,052	130,867

Increase (decrease) in cash	189	(3,863)	5,336
Cash, beginning of year	2,407	6,270	934

Cash, end of year	$2,596	$2,407	$6,270

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$29,169	$27,657	$25,415

Income Taxes	$2,637	$5,521	$9,590

Accrued payables related to purchases of property and equipment	$29	$1,339	$192

The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations, Basis of Consolidation, and Other General Principles

PHI, Inc. and its subsidiaries (“PHI,” the “Company,” “we,” “us,” or “our”) provide transportation services to, from, and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. We provide these offshore services primarily in North America and to a lesser extent in West Africa, Trinidad, and the Middle East. We also provide air medical transportation services for hospitals and emergency service agencies, as well as aircraft maintenance and repair services to third parties in North America.

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

At December 31, 2016, Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owned stock representing approximately 70.9% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a shareholder vote.

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

Trade Receivables, net

Trade and other receivables are stated at net realizable value. Air Medical trade receivables are presented net of allowances for contractual discounts and uncompensated care. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicare, Medicaid, private insurance, and self-pay. We analyze our historical payment of accounts by payor category on a monthly basis, and adjust our accounts receivable allowance based upon each category’s historical collection percentage plus any adjustments for current trends in payor behavior.

Provisions for contractual discounts and uncompensated care that we applied to our Air Medical trade receivables (expressed as a percentage of total segment accounts receivable) at December 31 were as follows:

	2016	2015
Allowance for contractual discounts	56%	56%
Allowance for uncompensated care	23%	23%

Short-term Investments

Short-term investments consist of money market funds, commercial paper, debt issued by the U.S. government or its agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with GAAP, these short-term investments are classified as available for sale. We recorded less than $0.3 million in net unrealized losses in 2016. These losses are reflected as a separate component of stockholders’ equity.

Inventories of Spare Parts

The Company’s inventories are stated at average cost and consist primarily of spare aircraft parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $17.3 million and $15.4 million at December 31, 2016 and 2015, respectively.

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

The Company reviews its long-lived tangible assets for impairment annually, or more frequently if events or a change of circumstances indicate that an impairment may have occurred. The Company reviews certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by a particular asset group are compared with the book value of the asset group to determine if an impairment charge is necessary. Similar aircraft model types are grouped together for impairment testing purposes. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When the Company determines that an asset is impaired, the Company recognizes that impairment amount, which is measured by the amount that the carrying value of the asset exceeds its fair value. In addition to the periodic review of its active long-lived tangible assets for impairment when circumstances warrant, the Company also performs a review of its parked aircraft not expected to return to service annually or whenever changes in circumstances indicate the carrying amount of an aircraft may not be recoverable. Management estimates the fair value of each aircraft not expected to return to service by considering items such as the aircraft’s age, length of time parked, likelihood of return to active service, and actual recent sales of similar aircraft. For more significant aircraft carrying values, we obtain an estimate of the fair value of the parked aircraft form third-party appraisers for use in our determination of fair value estimates. The Company records an impairment charge when the carrying value of a parked aircraft not expected to return to active service exceeds its estimated fair market value.

During the twelve months ended December 31, 2016, we sold or disposed of twelve light, eleven medium aircraft, and related parts inventory utilized in our Oil and Gas segment. Cash proceeds totaled $15.0 million, resulting in a gain of $3.3 million. These aircraft no longer met our strategic needs.

During the twelve months ended December 31, 2015, we sold eight light and six medium aircraft previously utilized in our Oil and Gas segment. The carrying value of these assets prior to the sale was $3.7 million. These assets were sold for $3.7 million, which resulted in no gain. These aircraft no longer met our strategic needs. We also sold the associated spare parts inventory for these aircraft, which resulted in a $0.3 million loss.

Impairment Losses

In connection with our normal recurring impairment testing, we recorded an impairment loss in the year ended December 31, 2016 for two light aircraft in our Oil and Gas segment. The carrying value of these aircraft was $1.8 million. Following a market analysis, we determined that the market value for these aircraft is $1.4 million (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures). As a result of this analysis, we recorded an aggregate non-cash pre-tax impairment loss of $0.4 million for 2016. We had no impairment losses in the year ended December 31, 2015. For the year ended December 31, 2014, we recorded an impairment loss for 13 medium aircraft in our Air Medical segment. The carrying value of these aircraft was $16.5 million. Following a market analysis, we determined that the market value for these aircraft was $6.0 million. As a result of this analyses, we recorded an aggregate non-cash pre-tax impairment loss of $10.5 million for 2014. See Note 3 for additional information.

Deferred Financing Costs

Costs incurred to obtain long-term debt financing are deferred and amortized ratably over the term of the related debt agreement.

Self-Insurance

The Company maintains a self-insurance program for a portion of its healthcare costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2016. As of December 31, 2016 and 2015, the Company had $1.9 million of accrued liabilities related to healthcare claims.

There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $2.5 million and $2.6 million for the years 2016 and 2015, respectively, related to workers’ compensation claims.

The Company owns an offshore insurance company to realize savings in reinsurance costs on its insurance premiums. We paid $0.6 million and $1.0 million, respectively, to this captive company in 2016 and 2015, which were eliminated in consolidation. The results of the captive are fully consolidated in the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to the Company’s Air Medical segment independent provider model services are recorded net of contractual allowances under agreements with third party payors, and also recorded net of uncompensated care allowances when the services are provided. Revenues generated under the traditional provider model consist of a fixed monthly rate for aircraft availability and an hourly rate for flight time. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, private insurance, and self-pay. Changes in payor mix, reimbursement rates and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. In our Air Medical Segment, the allowance for contractual discounts against outstanding accounts receivable was $111.9 million, $103.6 million, and $96.6 million as of December 31, 2016, 2015, and 2014, respectively, and the allowance for uncompensated care against outstanding accounts receivable was $46.3 million, $41.9 million, and $41.9 million as of December 31, 2016, 2015, and 2014, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $8.8 million, $9.3 million, and $9.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated cost of providing charity services was $1.9 million, $2.0 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical independent provider model’s total expenses divided by gross patient service revenue.

In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue, we utilize the prior twelve months’ payment history and current trends in payor behavior by each separate payor group, which we evaluate on a state by state basis. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding nine months or greater, we record a reserve equal to 100% of the receivable. Receivables related to other payor categories are scrutinized when they are outstanding for nine months or longer and additional allowances are recorded if warranted.

Provisions for contractual discounts and estimated uncompensated care that we applied to our Air Medical revenues (expressed as a percentage of total independent provider model billings) were as follows:

	Year Ended December 31,
	2016	2015	2014
Provision for contractual discounts	67%	65%	72%
Provision for uncompensated care	6%	8%	2%

Amounts attributable to Medicaid, Medicare, private insurance, and self-pay as a percentage of net Air Medical independent provider model revenues were as follows:

	Year Ended December 31,
	2016	2015	2014
Insurance	72%	74%	74%
Medicare	18%	17%	18%
Medicaid	9%	8%	8%
Self-Pay	1%	1%	0%

Under a contract that commenced on September 29, 2012, our Air Medical affiliate provided multiple products and services to a customer in the Middle East, including helicopter leasing, emergency medical helicopter flight services, aircraft maintenance, provision of spare parts and insurance coverage for the customer-owned aircraft, training services, and base construction. The initial contract expired in late September 2015 and was extended through September 30, 2016, when it lapsed. Each of the major deliverables mentioned above qualify as separate units of accounting under the accounting guidance for such arrangements. The selling price for each service was determined based upon third-party evidence and estimates.

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

In connection with recording deferred income tax assets and liabilities, the Company establishes valuation allowances when necessary to reduce deferred income tax assets to amounts that it believes are more likely than not to be realized. The Company evaluates its deferred tax assets quarterly to determine whether positive or negative adjustments to its valuation allowances are appropriate in light of changes in facts or circumstances, such as changes in tax law or interactions with taxing authorities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Adjustments to the amount of our valuation allowances can materially impact our financial condition and results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivables. The Company does not believe significant credit risk existed with respect to these trade accounts receivable at December 31, 2016.

PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to secure its customer receivables. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts was $6.0 million and $5.2 million at December 31, 2016 and 2015, respectively.

Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. In our Air Medical segments, the allowance for contractual discounts was $111.9 million, $103.6 million, and $96.6 million as of December 31, 2016, 2015, and 2014, respectively, and the allowance for uncompensated care was $46.3 million, $41.9 million, and $41.9 million as of December 31, 2016, 2015, and 2014, respectively.

The Company’s two largest oil and gas customers accounted for 24% of consolidated operating revenues for the year ended December 31, 2016, 26% for the year ended December 31, 2015, and 30% for the year ended December 31, 2014. The Company also carried accounts receivable from these same customers totaling 16% and 15% of net trade receivables on December 31, 2016 and 2015, respectively. The Company’s largest Air Medical customer accounted for 5% and 9% of consolidated operating revenues for the years ended December 31, 2016 and 2015, respectively. The Company also carried accounts receivable from this customer totaling 13% and 15% of net trade receivables on December 31, 2016 and 2015, respectively.

Substantially all of the Company’s cash is maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and based on current circumstances does not believe that it is exposed to significant credit risk.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The standard is effective for us beginning January 1, 2018, with early adoption permitted as of January 1, 2017. Revenues from our Oil and Gas segment and Air Medical segment hospital contracts are primarily comprised of a fixed monthly fee for a particular model of aircraft, plus a variable component based on flight time. As an independent provider of air medical services, our revenues are based on a flat rate plus a variable charge per patient-loaded mile, and are recorded net of contractual allowances. We also generate revenue on a cost-plus basis in our Technical Services segment. We are continuing to assess the effects of this standard on each revenue stream of our business and the overall effect on our financial position, results of operations and cash flows and have not yet selected a method of adoption. We intend to adopt the standard beginning January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. ASU 2014-15 is effective for annual periods beginning after December 15, 2016, and annual and interim periods thereafter. The impact of the implementation of this new guidance on our consolidated financial statements and disclosures is not significant.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. We plan to adopt this standard no later than January 1, 2019. We are currently evaluating the effects of this standard, and expect the adoption of this standard will result in a material change to our consolidated assets and liabilities based on our lease portfolio as of December 31, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

We classify all of our short term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity in our consolidated balance sheets, and in our consolidated statements of shareholders’ equity. Cost, gains, and losses are determined using the specific identification method. In the years ended December 31, 2016, 2015, and 2014, we received proceeds from the sales of these securities of $316.5 million, $506.0 million, and $363.1 million, respectively. Gains and losses on these sales were negligible and all amounts reclassified from accumulated other comprehensive income were immaterial.

Investments consisted of the following as of December 31, 2016:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$—	$—	$18,118
Commercial paper	27,906	—	(39)	27,867
U.S. government agencies	13,295	—	(32)	13,263
Corporate bonds and notes	244,202	2	(622)	243,582

Subtotal	303,521	2	(693)	302,830

Deferred compensation plan assets included in other assets	2,394	—	—	2,394

Total	$305,915	$2	$(693)	$305,224

$13.0 million of our investments at December 31, 2016 were long-term and included on the balance sheet as Restricted investments as they are securing outstanding letters of credit with maturities beyond one year.

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

The following table presents the cost and fair value of our debt investments based on maturities as of December 31,

	2016		2015
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$184,587	$184,334	$152,444	$152,212
Due within two years	100,816	100,378	130,110	129,466

Total	$285,403	$284,712	$282,554	$281,678

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31,

	2016		2015
	Average	Average	Average	Average
	Coupon	Days To	Coupon	Days To
	Rate (%)	Maturity	Rate (%)	Maturity
Commercial paper	1.001	184	0.553	154
U.S. government agencies	0.970	400	0.865	599
Corporate bonds and notes	1.745	318	1.757	331

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31,

	2016		2015
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Commercial paper	$27,867	$(39)	$5,981	$(5)
U.S. government agencies	13,263	(32)	8,969	(30)
Corporate bonds and notes	210,836	(602)	232,347	(793)

Total	$251,966	$(673)	$247,297	$(828)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31,

	2016		2015
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$24,196	$(20)	$28,866	$(48)

Total	$24,196	$(20)	$28,866	$(48)

As noted above, from time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2016 and 2015. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company determined it did not have any other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2016 or 2015.

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

The following tables summarize the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		December 31, 2016
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$18,118	$—
Commercial paper	27,867	—	27,867
U.S. government agencies	13,263	—	13,263
Corporate bonds and notes	243,582	—	243,582

	302,830	18,118	284,712

Deferred compensation plan assets	2,394	2,394	—

Total	$305,224	$20,512	$284,712

		December 31, 2015
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$18,181	$18,181	$—
Commercial paper	5,981	—	5,981
U.S. government agencies	11,469	—	11,469
Corporate bonds and notes	264,228	—	264,228

	299,859	18,181	281,678

Deferred compensation plan assets	2,294	2,294	—

Total	$302,153	$20,475	$281,678

The Company holds its short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not active. These items may not be traded daily; examples include corporate bonds and U.S. government agencies. Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Management reviews these prices and reserves the right to override them if, based on additional information, management believes such changes would be more reflective of fair value. Investments included in other assets, which relate to the liability for the Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at December 31, 2016 and 2015.

In connection with its impairment testing (discussed further in Note 1), the Company estimates cash flows and asset appraisals based upon historical data adjusted for the Company’s best estimate of expected future market performance. If an asset group fails the undiscounted cash flow test or appraisal value, the Company compares the market value to the book value of each asset group in order to determine if impairment exists (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures). If impairment exists, the book value of the asset group is reduced to its estimated fair value.

The below table summarizes the combined fair value of the assets that incurred impairments during the years ended December 31, 2016, 2015 and 2014, along with the amount of the impairment. The impairment charges were recorded in Impairment of assets. See Note 1 for additional information.

	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Amount of impairment incurred	$407	$—	$10,508
Combined fair value of assets incurring impairment, after impairment charges	$1,380	$—	$6,000

(4)	PROPERTY AND EQUIPMENT

The following table summarizes the Company’s property and equipment at December 31 of the following years:

	2016	2015
	(Thousands of dollars)
Flight equipment	$1,144,315	$1,096,986
Facility & improvements	61,187	61,330
Operating equipment	25,966	26,004
Data processing equipment	33,881	33,178
Vehicles	8,567	8,461
Medical equipment	7,963	7,514
Other	5,667	5,377

	1,287,546	1,238,850
Less accumulated depreciation and amortization	(383,569)	(355,321)

Property and equipment, net	$903,977	$883,529

Depreciation expense related to property and equipment was $49.2 million in 2016, $46.7 million in 2015, and $43.7 million in 2014. These amounts are reported as Direct expenses and Selling, general, and administrative expenses in our Consolidated Statements of Operations included elsewhere herein.

(5)	OTHER ASSETS

The following table summarizes the Company’s other assets at December 31 of the following years:

	2016	2015
	(Thousands of dollars)
Deposits on future purchases of aircraft	$4,818	$3,568
Investment in Variable Interest Entity	1,351	—
Investments (Officers’ Deferred Compensation Plan)	2,394	2,294
Other	1,196	316

Total	$9,759	$6,178

(6)	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities as of December 31 consisted of the following:

	2016	2015
	(Thousands of dollars)
Salaries & wages	$5,949	$19,955
Incentive compensation	1,576	2,819
Income taxes	587	1,453
Interest	8,057	7,925
Vacation payable	5,700	5,801
Group medical	1,892	1,944
Transportations tax	427	892
Operating lease	769	814
Workers compensation	865	1,047
Other	2,524	2,109

Total accrued liabilities	$28,346	$44,759

(7)	LONG-TERM DEBT

The components of long-term debt as of December 31 are as follows:

	December 31, 2016		December 31, 2015
		Unamortized		Unamortized
		Debt		Debt
		Issuance		Issuance
	Principal	Debt Cost	Principal	Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$2,753	$500,000	$3,999

Revolving Credit Facility due October 1, 2018 with a group of commercial banks, interest payable at variable rates	134,000	—	57,500	—

Total long-term debt	$634,000	$2,753	$557,500	$3,999

Listed below is information on our future annual maturities of long-term debt (in thousands):

2017	$—
2018	134,000
2019	500,000
2020	—
2021	—
Thereafter	—

Total	$634,000

Senior Notes – The 5.25% Senior Notes (“Notes”) are unconditionally guaranteed on a senior basis by our domestic subsidiaries and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the Notes at specified redemption prices. The Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets, and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt, and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on investments in a subsidiary by the parent company. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the indenture governing the notes), each holder of the Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the Notes may declare all of the outstanding Notes to be due and payable immediately. The Company is not aware of any instances of non-compliance with the covenants governing the Notes.

Proceeds from our sale of the Notes in 2014 were approximately $493.8 million, net of fees and expenses, and were used to retire all of our $300.0 million of previously outstanding 8.625% Senior Notes pursuant to a tender offer, at a total cost of $329.4 million, including the tender premium and accrued interest. As a result of our repurchase of 8.625% Senior Notes in 2014, we recorded a pretax charge of $29.8 million, which consisted of $26.7 million of premium and $3.1 million of unamortized issuance costs.

The Notes bear interest at a fixed rate and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of the Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At December 31, 2016, the fair market value of Notes was $474.4 million and the carrying value was $500.0 million. At December 31, 2015, the fair market value of the Notes was $403.1 million, and the carrying value was $500.0 million.

Revolving Credit Facility – On September 30, 2016, we amended our revolving credit facility to, among other things, (a) extend the maturity date to October 1, 2018, and (b) modify the fixed charge coverage ratio such that it shall only be tested when the total of our Short Term Investments are less than $150.0 million at the end of any fiscal quarter. Under this facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our amended and restated revolving credit facility), at our option. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility). As of December 31, 2016, we believe we were in compliance with these covenants.

Cash paid to fund interest expense was $29.2 million for the year ended December 31, 2016 and $27.7 million for the year ended December 31, 2015.

For additional information on our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt” included in Item 7 of this report.

Other - We maintain a separate letter of credit facility that had $13.0 million in letters of credit outstanding at December 31, 2016, compared to $15.3 million in letters of credit outstanding at December 31, 2015. The letters of credit securing our workers compensation policies, in the amount of $3.8 million, are evergreen. The letter of credit securing an Air Medical traditional provider contract, in the amount of $9.2 million, expires on October 29, 2017.

We also have outstanding a letter of credit for $7.6 million issued under our $150.0 million credit facility that reduces the amount we can borrow under that facility. This letter of credit was issued to guaranty our performance under a contract that was awarded in late 2016.

(8)	INCOME TAXES

Income tax expense is composed of the following:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Current
Federal	$—	$—	$—
State	409	284	307
Foreign	1,374	3,159	4,352
Deferred – principally Federal	(2,252)	12,889	15,768

Total	$(469)	$16,332	$20,427

Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	(Thousands of dollars, except percentage amounts)
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income taxes at statutory rate	$(9,502)	35	$15,140	35	$18,590	35
Increase (decrease) in taxes resulting from:
Valuation allowance on foreign tax credits	8,991	(33)	—	—	113	—
Valuation allowance on state net operating loss carryforwards	5,028	(19)	—	—	—	—
Valuation allowance reversal–investment in foreign entity	—	—	(456)	(1)	—	—
Change in tax rate on deferred items	(4,772)	18	1,078	3	—	—
State income taxes, net of federal benefit	(1,384)	5	146	—	916	2
Other items – net	1,170	(4)	424	1	808	1

Total	$(469)	2	$16,332	38	$20,427	38

The change in tax rate on deferred items relates to the increase or reduction in the estimated effective tax rate that will be present at the time the deferred tax assets and liabilities reverse for tax purposes. The increase is attributable to an increase in the apportionment percentages in the various jurisdictions in which we operate as a result of increased operations in certain states. The reduction is attributable to a decline in the apportionment percentages in the various jurisdictions in which we operate, primarily as a result of a change in law related to apportionment factor calculations in one jurisdiction and a change in the composition of earnings in the various jurisdictions in which we operate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance at December 31 are as follows:

	2016	2015
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$937	$946
Foreign tax credits	21,492	20,118
Vacation and bonus accrual	1,674	1,952
Inventory valuation	7,655	6,808
Rental accrual	1,416	1,691
Hurricane relief credit	1,255	1,255
Stock-based compensation	2,202	3,598
Other	3,115	3,593
Net operating losses	89,256	61,611

Total deferred tax assets	129,002	101,572
Valuation allowance – state NOL carryforwards	(5,318)	(290)
Valuation allowance – tax credit carryforwards	(11,039)	(2,047)

Total deferred tax assets, net	112,645	99,235

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(253,560)	(242,501)

Total deferred tax liabilities	(253,560)	(242,501)

Net deferred tax liabilities	$(140,915)	$(143,266)

Current deferred tax assets	$10,798	$10,379
Deferred tax liability – long-term	(151,713)	(153,645)

Net deferred tax liabilities	$(140,915)	$(143,266)

As a result of certain realization requirements under GAAP, the Company’s deferred tax assets as of December 31, 2016 in the table above do not include certain deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity is expected to increase by $2.9 million when the deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

The Company has U.S. Federal net operating loss carryforwards (“NOLs”) of approximately $230.0 million that, if not used, will expire beginning in 2028 through 2036. Additionally, for state income tax purposes, the Company has NOLs of approximately $198.1 million available to reduce future state taxable income. These NOLs expire in varying amounts through 2036, the majority of which expire in 2024 through 2036. The Company had a valuation allowance of $5.3 million as of December 31, 2016 against certain net operating losses in eight states which we have determined are more likely than not to be forfeited in future years.

During 2016, the Company recorded $5.0 million of valuation allowances on state NOLs.

The Company also has foreign tax credits of approximately $21.5 million which expire at various dates through 2026. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize some of the foreign tax credit carryforwards during their carry forward period and it is not more likely than not that a portion of these credits will be utilized in future years. Therefore, the Company has a valuation allowance of $11.0 million on these credits, $9.0 million of which was recorded in 2016. The increase in the valuation allowance is attributable to an increase in the Company’s net operating tax loss in 2016 and projected net operating tax loss in 2017.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. The tax years 2013 to 2016 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

Income taxes paid were approximately $2.6 million, $5.5 million, and $9.6 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, the Company had no unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax expense as part of non-operating expenses.

(9)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended December 31, are as follows:

	2016	2015	2014
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,663	15,566	15,483
Dilutive effect of unvested restricted stock units	—	76	202

Weighted average outstanding shares of common stock, diluted	15,663	15,642	15,685

For the year ended December 31, 2016, there were 24,468 unvested restricted stock units excluded from the weighted average outstanding shares of common stock, diluted as they were anti-dilutive to earnings per share.

There were no shares of stock that were anti-dilutive to earnings for the years ended December 31, 2015, and 2014.

(10)	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan

The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and we are not obligated to fund it. The Company has established a separate bookkeeping account for each participant, which is treated as if invested and reinvested from time to time in investments that the participant selects from a list of available investment choices. These accruals are periodically adjusted for gains and losses to reflect the performance of the hypothetical investments. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts funded by voluntary contributions are included in other assets. Aggregate amounts deferred under the plans were $2.4 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively.

Incentive Compensation

The Company has three different incentive compensation plans. The incentive compensation plan for non-executive employees allows the Company to pay up to 8.25% of earnings before tax upon achieving a specified earnings threshold. The Company also has an executive/senior management plan for certain corporate and business unit management employees. Under this plan, the bonus is a percentage of each participating employee’s base salary based upon the each segment’s achievement of the financial target established by the Board of Directors at three levels – a threshold level, a target level, and a stretch level, subject to a positive or negative adjustment for the Company’s safety performance. Pursuant to these plans, the Company accrued incentive compensation expense of $1.6 million, $3.0 million, and $11.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.9 million, $0.9 million, and $1.0 million for the years 2016, 2015, and 2014, respectively.

401(k) Plan

We sponsor a 401(k) Plan (“Plan”) for our employees. An employee is eligible to participate in the Plan immediately upon employment and receive a dollar matching contribution up to 6% of his or her base compensation. The vesting for matching contributions is 25% per year beginning at the end of the second year of employment. Employees are fully vested after completing five years of service to the Company. The matching contribution for the years ended December 31, 2016, 2015, and 2014 were $10.1 million, $11.8 million, and $11.5 million, respectively.

(11)	STOCK-BASED COMPENSATION

Compensation expense for our stock-based plans was $(0.1) million, $5.8 million, and $4.8 million for 2016, 2015, and 2014, respectively.

2012 Long-Term Incentive Plan – Under the PHI Long-Term Incentive Plan, as amended and restated in 2015 (“LTIP”), we are authorized to issue up to 1,500,000 shares of non-voting stock. As of December 31, 2016, 499,460 shares remained available for grant. Time-vested restricted stock units granted under the LTIP generally have forfeiture restrictions that lapse 100% after three years. Performance-based restricted stock units that have been granted under the LTIP, whose vesting is contingent upon meeting company-wide performance goals, have forfeiture restrictions that lapse, if at all, at the end of a three-year performance period.

Non-Voting Time-Vested Restricted Stock Units – The following table summarizes the activity for non-voting time-vested restricted stock units granted to employees for the year ended December 31, 2016.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2016	181,475	$40.47	1.56	$7,344

Granted	27,082	20.07
Forfeited	(837)	(36.45)
Vested and released to participants	(5,160)	(34.45)

Outstanding at December 31, 2016	202,560	$37.91	1.25	$7,679

The weighted average grant-date fair value of time-vested restricted stock units granted during 2016 and 2015 was $20.07 and $30.17 per share, respectively. The total fair value of awards that vested in 2016 was $0.2 million. The total fair value of awards that vested in 2015 was $0.9 million. The total fair value of awards forfeited in 2016 was less than $0.1 million. The total fair value of awards forfeited in 2015 was $0.2 million. As of December 31, 2016, there was $1.5 million that is expected to be recognized over a weighted average period of 1.25 years.

The following table summarizes the activity for non-voting time-vested restricted stock units granted to non-employee directors for the year ended December 31, 2016.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2016	8,805	$31.50	2.21	$277

Granted	5,040	15.19
Forfeited	—	—
Vested and released to participants	(2,286)	(38.44)

Outstanding at December 31, 2016	11,559	$23.01	2.13	$266

Non-Voting Performance-Based Restricted Stock Units – The following table summarizes the activity for non-voting performance-based restricted stock units for the year ended December 31, 2016.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2016	394,956	$34.07	1.83	$13,456

Granted	310,481	15.71
Forfeited	(14,848)	(28.95)
Vested and released to participants	(121,171)	(26.34)

Outstanding at December 31, 2016	569,418	$25.83	1.19	$14,708

The aggregate value of the awards in the above table reflects the impact of current expectations of achievement through the end of the performance cycle. The weighted average grant-date fair value of performance based restricted stock units granted during 2016 was $15.71 per share. The total fair value of awards that vested in 2016 was $3.2 million. Total fair value of awards forfeited in 2016 was $0.4 million. As of December 31, 2016, the Company determined that the performance thresholds set for the performance based restricted stock units were unlikely to be met. As a result, we recorded a $2.8 million reduction in compensation expense. As of December 31, 2016, there was a total of $14.7 million of unrecognized compensation cost related to the non-vested performance-based restricted stock units.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	(Thousands of dollars)
Aircraft	$44,130	$45,360	$44,908
Other	9,451	8,358	7,790

Total	$53,581	$53,718	$52,698

Included in the above rental expense is $-0- million in 2016, $-0- million in 2015, and $0.5 million in 2014 paid to GE Air, Inc. and Gonsoulin Enterprises, Inc. for the lease of aircraft and real estate. Each of GE Air, Inc. and Gonsoulin Enterprises, Inc. is owned by our Chairman, CEO and majority voting shareholder.

The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2017	$40,560	$5,012	$45,572
2018	36,879	3,394	40,273
2019	30,226	2,759	32,985
2020	26,387	1,907	28,294
2021	25,253	1,013	26,266
Thereafter	56,330	10	56,340

	$215,635	$14,095	$229,730

Purchase Options

As of December 31, 2016, we had options to purchase aircraft under lease becoming exercisable in 2017 through 2021. The aggregate option purchase prices are $55.7 million in 2017, $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe that it is unlikely that we will exercise the 2017 purchase options. Whether we exercise the remaining options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.

Guarantees

In the normal course of business with customers, vendors, and others, we provide guarantees, performance, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2016 was $1.0 million.

Purchase Commitments

In the fourth quarter of 2016, we entered into a contract to purchase two medium aircraft for use in our Oil and Gas segment. We expect to take delivery of the aircraft in the second quarter of 2017. The total remaining purchase commitment is $17.9 million.

Total aircraft deposits of $4.8 million were included in Other Assets as of December 31, 2016. This amount represents deposits for aircraft purchase contracts and deposits on future lease buyout options. In the event the buyout options are not exercised, the deposits will be applied as lease payments.

Environmental Matters

PHI has recorded an estimated liability of $0.15 million as of December 31, 2016 for environmental response costs. Previously, PHI conducted environmental surveys of its former Lafayette Facility located at the Lafayette Regional Airport, which former facility PHI vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, PHI has performed groundwater sampling of the required groundwater monitor well installations at both former PHI facility parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, PHI provided groundwater sample results semi-annually to the LDEQ for both former PHI facility parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on PHI’s working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, PHI believes that ultimate remediation costs for the subject parcels will not be material to PHI’s consolidated financial position, operations or cash flows.

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

PHI is primarily a provider of helicopter services, and to a lesser extent helicopter maintenance and repair services. The Company has used a combination of factors to identify its reportable segments as required by Accounting Standards Codification 280, “Segment Reporting.” The overriding determination of the Company’s segments is based on how the chief operating decision-maker of the Company, the Chairman of the Board and Chief Executive Officer, evaluates the Company’s results of operations. The underlying factors include customer bases, types of service, operational management, physical locations, and underlying economic characteristics of the types of work the Company performs.

A segment’s operating profit or loss is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that is charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses is based primarily on total segment costs as a percentage of total operating costs.

The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico and three foreign countries. The Air Medical segment provides helicopter services to hospitals and emergency service providers in several U.S. states, and individuals, in which case the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers that own their own aircraft. Under this segment, the Company periodically provides flight services to governmental customers, including the Company’s agreement to operate six aircraft for the National Science Foundation in Antarctica. Under this segment, we also offer certain software as a service to our Oil and Gas customers.

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

The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable		Operating Revenues
	December 31,		Years Ended December 31,
	2016	2015	2016	2015	2014
Oil and Gas segment:
Customer A	8%	6%	14%	15%	17%
Customer B	8%	9%	10%	11%	13%

Air Medical &
Technical Services segments:
Customer C	13%	15%	5%	9%	10%

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2016, 2015, and 2014. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of its results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to the segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property and equipment.

	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$324,129	$459,611	$516,909
Air Medical	281,868	312,775	300,212
Technical Services	28,101	31,842	19,149

Total operating revenues	634,098	804,228	836,270

Segment direct expenses
Oil and Gas(1)	344,640	411,757	411,679
Air Medical	227,877	246,487	243,573
Technical Services	19,882	29,112	14,851

Total segment direct expenses	592,399	687,356	670,103

Segment selling, general and administrative expenses
Oil and Gas	6,739	6,511	4,615
Air Medical	10,968	10,455	9,801
Technical Services	1,101	805	157

Total segment selling, general and administrative expenses	18,808	17,771	14,573

Total segment expenses	611,207	705,127	684,676

Net segment (loss) profit
Oil and Gas	(27,250)	41,343	100,615
Air Medical	43,023	55,833	46,838
Technical Services	7,118	1,925	4,141

Total net segment profit	22,891	99,101	151,594

Other, net (2)	6,214	1,872	(10,539)
Unallocated selling, general and administrative expenses	(25,610)	(28,651)	(28,597)
Interest expense	(30,644)	(29,066)	(29,510)
Loss on debt extinguishment	—	—	(29,833)

(Loss) earnings before income taxes	$(27,149)	$43,256	$53,115

(1)	Includes equity in gain/loss of unconsolidated affiliate.
(2)	Includes gain/loss on disposition of property and equipment, asset impairments, and other income.

	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Expenditures for Long-Lived Assets
Oil and Gas	$59,278	$32,501	$119,235
Air Medical	22,429	22,685	37,317
Corporate	1,164	1,389	1,153

Total	$82,871	$56,575	$157,705

	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$40,170	$42,709	$29,635
Air Medical	19,716	18,177	13,067
Technical Services	564	518	493
Corporate	5,293	10,214	7,653

Total	$65,743	$71,618	$50,848

Assets
Oil and Gas	$674,788	$704,472
Air Medical	368,474	329,484
Technical Services	9,568	7,345
Corporate	395,610	385,032

Total	$1,448,440	$1,426,333

The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	As of or for Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Operating Revenues:
United States	$579,300	$722,339	$747,063
International	54,798	81,889	89,207

Total	$634,098	$804,228	$836,270

Long-Lived Assets:
United States	$751,290	$773,939
International	152,687	109,590

Total	$903,977	$883,529

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

The condensed quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands of dollars, except per share data) were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(Thousands of dollars, except per share data)
Operating revenues, net	$164,016	$167,136	$158,093	$144,853
(Loss) gain on disposition of assets, net	(359)	4,298	(85)	(504)
(Loss) earnings before income taxes	(7,488)	117	(7,766)	(12,012)
Net (loss) earnings	(8,932)	4,277	(4,967)	(17,058)
Net (loss) earnings per share
Basic	(0.57)	0.27	(0.32)	(1.08)
Diluted	(0.57)	0.27	(0.32)	(1.08)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(Thousands of dollars, except per share data)
Operating revenues, net	$204,197	$198,547	$214,733	$186,751
Gain (loss) on disposition of assets, net	7	66	165	(577)
Earnings before income taxes	16,984	11,044	14,290	938
Net earnings	10,363	6,454	7,669	2,438
Net earnings per share
Basic	0.67	0.41	0.49	0.16
Diluted	0.66	0.41	0.49	0.16

(15)	VARIABLE INTEREST ENTITY

We account for our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of December 31, 2016, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the year ended December 31, 2016, we recorded a gain in equity of unconsolidated affiliate of $0.2 million relative to our 49% equity ownership. We had $2.0 million of Trade receivables as of December 31, 2016 from PHIC. At December 31, 2015, we recorded an allowance for bad debts against this trade receivables of $1.5 million as we did not anticipate that we will be able to recover them. For the year ended December 31, 2015, recorded a loss in equity of unconsolidated affiliate of $0.3 million relative to our 49% equity ownership. In addition, $1.2 million of loan receivables as of December 31, 2016 from PHIC. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheet and was $0.2 million at December 31, 2016 and $-0- million at December 31, 2015. Included in Operating revenues for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was $2.6 million, $-0- and $3.4 million of revenues from services provided to PHIC, respectively.

(16)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION – GUARANTOR SUBSIDIARIES

Our 5.25% Senior Notes are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. All of our domestic subsidiaries are directly or indirectly 100% owned.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$36	$2,560	$—	$2,596
Short-term investments	289,806	—	—	289,806
Accounts receivable – net	71,458	66,807	—	138,265
Intercompany receivable	—	57,904	(57,904)	—
Inventories of spare parts – net	61,834	8,568	—	70,402
Prepaid expenses	6,990	2,269	—	9,259
Deferred income taxes	10,798	—	—	10,798
Income taxes receivable	558	(18)	—	540

Total current assets	441,480	138,090	(57,904)	521,666

Investment in subsidiaries and others	353,160	—	(353,160)	—
Property and equipment – net	589,104	314,873	—	903,977
Restricted investments	13,023	15	—	13,038
Other assets	8,660	1,099	—	9,759

Total assets	$1,405,427	$454,077	$(411,064)	$1,448,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,744	$5,960	$—	$28,704
Accrued and other current liabilities	18,725	9,621	—	28,346
Intercompany payable	57,904	—	(57,904)	—

Total current liabilities	99,373	15,581	(57,904)	57,050

Long-term debt	631,247	—	—	631,247
Deferred income taxes and other long-term liabilities	75,029	85,336	—	160,365
Shareholders’ Equity:
Common stock and paid-in capital	305,815	79,191	(79,191)	305,815
Accumulated other comprehensive loss	(478)	—	—	(478)
Retained earnings	294,441	273,969	(273,969)	294,441

Total shareholders’ equity	599,778	353,160	(353,160)	599,778

Total liabilities and shareholders’ equity	$1,405,427	$454,077	$(411,064)	$1,448,440

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

	December 31, 2015
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$46	$2,361	$—	$2,407
Short-term investments	284,523	—	—	284,523
Accounts receivable – net	70,336	74,442	—	144,778
Intercompany receivable	—	90,943	(90,943)	—
Inventories of spare parts – net	60,060	9,431	—	69,491
Prepaid expenses	7,162	1,789	—	8,951
Deferred income taxes	10,379	—	—	10,379
Income taxes receivable	1,002	(241)	—	761

Total current assets	433,508	178,725	(90,943)	521,290

Investment in subsidiaries	330,848	—	(330,848)	—
Property and equipment – net	632,759	250,770	—	883,529
Restricted investments	15,336	—	—	15,336
Other assets	5,975	203	—	6,178

Total assets	$1,418,426	$429,698	$(421,791)	$1,426,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,512	$5,861	$—	$31,373
Accrued liabilities	29,138	15,621	—	44,759
Intercompany payable	90,943	—	(90,943)	—

Total current liabilities	145,593	21,482	(90,943)	76,132

Long-term debt	553,501	—	—	553,501
Deferred income taxes and other long-term liabilities	92,334	77,368	—	169,702
Shareholders’ Equity:
Common stock and paid-in capital	306,444	79,061	(79,061)	306,444
Accumulated other comprehensive loss	(567)	—	—	(567)
Retained earnings	321,121	251,787	(251,787)	321,121

Total shareholders’ equity	626,998	330,848	(330,848)	626,998

Total liabilities and shareholders’ equity	$1,418,426	$429,698	$(421,791)	$1,426,333

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$339,829	$294,269	$—	$634,098

Expenses:
Direct expenses	347,532	245,018	—	592,550
Selling, general, and administrative expenses	32,911	11,525	(18)	44,418

Total operating expenses	380,443	256,543	(18)	636,968

Gain on disposition of assets, net	(3,350)	—	—	(3,350)
Impairment of assets	407	—	—	407
Equity in profit of unconsolidated affiliate	(151)	—	—	(151)

Operating (loss) income	(37,520)	37,726	18	224
Equity in net earnings of consolidated subsidiaries	(22,182)	—	22,182	—
Interest expense	30,585	59	—	30,644
Other income, net	(3,284)	(5)	18	(3,271)

	5,119	54	22,200	27,373

(Loss) earnings before income taxes	(42,639)	37,672	(22,182)	(27,149)
Income tax (benefit) expense	(15,959)	15,490	—	(469)

Net (loss) earnings	$(26,680)	$22,182	$(22,182)	$(26,680)

	For the year ended December 31, 2015
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$476,969	$327,259	$—	$804,228

Expenses:
Direct expenses	426,239	260,829	(18)	687,050
Selling, general, and administrative expenses	35,694	10,728	—	46,422

Total operating expenses	461,933	271,557	(18)	733,472

Loss on disposition of assets, net	339	—	—	339
Equity in loss of unconsolidated affiliate	306	—	—	306

Operating income	14,391	55,702	18	70,111
Equity in net earnings of consolidated subsidiaries	(31,225)	—	31,225	—
Interest expense	28,946	120	—	29,066
Other income, net	(2,222)	(7)	18	(2,211)

	(4,501)	113	31,243	26,855

Earnings before income taxes	18,892	55,589	(31,225)	43,256
Income tax (benefit) expense	(8,032)	24,364	—	16,332

Net earnings	$26,924	$31,225	$(31,225)	$26,924

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

	For the year ended December 31, 2014
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$504,180	$332,090	$—	$836,270

Expenses:
Direct expenses	411,398	258,627	(18)	670,007
Selling, general, and administrative expenses	32,985	10,186	—	43,171

Total operating expenses	444,383	268,813	(18)	713,178

Loss on disposition of assets, net	848	—	—	848
Impairment of assets	10,508	—	—	10,508
Equity in loss of unconsolidated affiliate	96	—	—	96

Operating income	48,345	63,277	18	111,640

Equity in net earnings of consolidated subsidiaries	(38,740)	—	38,740	—
Interest expense	29,510	—	—	29,510
Loss on debt extinguishment	29,833	—	—	29,833
Other income, net	(819)	(17)	18	(818)

	19,784	(17)	38,758	58,525

Earnings before income taxes	28,561	63,294	(38,740)	53,115
Income tax (benefit) expense	(4,127)	24,554	—	20,427

Net earnings	$32,688	$38,740	$(38,740)	$32,688

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

	For the year ended December 31, 2016
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(26,680)	$22,182	$(22,182)	$(26,680)

Unrealized gain on short-term investments	241	—	—	241

Changes in pension plan assets and benefit obligations	(39)	—	—	(39)

Tax effect	(113)	—	—	(113)

Total comprehensive (loss) income	$(26,591)	$22,182	$(22,182)	$(26,591)

	For the year ended December 31, 2015
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$26,924	$31,225	$(31,225)	$26,924

Unrealized loss on short-term investments	(641)	—	—	(641)

Other unrealized gain	24	—	—	24

Changes in pension plan assets and benefit obligations	7	—	—	7

Tax effect	254	—	—	254

Total comprehensive income	$26,568	$31,225	$(31,225)	$26,568

	For the year ended December 31, 2014
	Parent
	Company	Guarantor
	Only	Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$32,688	$38,740	$(38,740)	$32,688

Unrealized loss on short-term investments	(285)	—	—	(285)

Other unrealized loss	(24)	—	—	(24)

Changes in pension plan assets and benefit obligations	17	—	—	17

Tax effect	105	—	—	105

Total comprehensive income	$32,501	$38,740	$(38,740)	$32,501

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2016
	Parent
	Company	Guarantor
	Only (issuer)	Subsidiaries (1)	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(46,738)	$46,174	$—	$(564)

Investing activities:
Purchase of property and equipment	(81,484)	(358)	—	(81,842)
Proceeds from asset dispositions	14,983	—	—	14,983
Purchase of short-term investments	(321,453)	—	—	(321,453)
Proceeds from sale of short-term investments	316,543	—	—	316,543
Payments of deposits on aircraft	(2,249)	—	—	(2,249)
Loan to unconsolidated affiliate	(1,200)	—	—	(1,200)

Net cash used in investing activities	(74,860)	(358)	—	(75,218)

Financing activities:
Repurchase of common stock	(529)			(529)
Proceeds on line of credit	264,700	—	—	264,700
Payments on line of credit	(188,200)	—	—	(188,200)
Due to/from affiliate, net	45,617	(45,617)	—	—

Net cash provided by (used in) financing activities	121,588	(45,617)	—	75,971

(Decrease) increase in cash	(10)	199	—	189
Cash, beginning of year	46	2,361	—	2,407

Cash, end of year	$36	$2,560	$—	$2,596

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$60,241	$73,677	$—	$133,918

Investing activities:
Purchase of property and equipment	(57,123)	—	—	(57,123)
Proceeds from asset dispositions	5,236	—	—	5,236
Purchase of short-term investments	(608,649)	—	—	(608,649)
Proceeds from sale of short-term investments	505,966	—	—	505,966
Payments of deposits on aircraft	(1,273)	—	—	(1,273)
Refunds of deposits on aircraft	6,010	—	—	6,010

Net cash used in investing activities	(149,833)	—	—	(149,833)

Financing activities:
Repurchase of common stock	(2,448)			(2,448)
Proceeds on line of credit	232,660	—	—	232,660
Payments on line of credit	(218,160)	—	—	(218,160)
Due to/from affiliate, net	77,535	(77,535)	—	—

Net cash provided by (used in) financing activities	89,587	(77,535)	—	12,052

Decrease in cash	(5)	(3,858)	—	(3,863)
Cash, beginning of year	51	6,219	—	6,270

Cash, end of year	$46	$2,361	$—	$2,407

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	For the year ended December 31, 2014
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated

Net cash provided by operating activities	$51,476	$68,043	$—	$119,519

Investing activities:
Purchase of property and equipment	(157,690)	—	—	(157,690)
Proceeds from asset dispositions	10,266	—	—	10,266
Purchase of short-term investments	(465,094)	—	—	(465,094)
Proceeds from sale of short-term investments	363,110	—	—	363,110
Refund of deposits on aircraft	11,506	—	—	11,506
Payments of deposits on aircraft	(6,948)	—	—	(6,948)
Loan to unconsolidated affiliate	(200)	—	—	(200)

Net cash used in investing activities	(245,050)	—	—	(245,050)

Financing activities:
Proceeds from issuance of Senior Notes due 2019	500,000	—	—	500,000
Repayment of Senior Notes due 2018	(300,000)	—	—	(300,000)
Premium and cost to retire debt early	(26,749)	—	—	(26,749)
Debt issuance costs	(6,232)	—	—	(6,232)
Proceeds from line of credit	264,253	—	—	264,253
Payments on line of credit	(300,253)	—	—	(300,253)
Repurchase of common stock	(152)	—	—	(152)
Due to/from affiliate, net	62,706	(62,706)	—	—

Net cash provided by (used in) financing activities	193,573	(62,706)	—	130,867

(Decrease) increase in cash	(1)	5,337	—	5,336
Cash, beginning of year	52	882	—	934

Cash, end of year	$51	$6,219	$—	$6,270

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the last quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective under those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2016. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

PHI, Inc.

Lafayette, Louisiana

We have audited the Internal Control over Financial Reporting of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

February 27, 2017

ITEM 9B.	OTHER INFORMATION

Richard A. Rovinelli, who has served the Company for the last several years as its Chief Administrative Officer, Director of Human Resources, and Chief Compliance Officer, has stepped down from these positions effective February 21, 2017.

In order to assist with the transition of these responsibilities to his successor, James Hinch, Mr. Rovinelli will continue to serve the Company as a Director of Special Projects through his anticipated retirement date of March 31, 2017. Mr. Rovinelli has also agreed to provide consulting services on an as-needed basis in his areas of expertise for a two-year period following his retirement. In connection with this transition, Mr. Rovinelli and the Company have entered into two separate agreements: an Agreement, Release and Waiver (the “Retirement Agreement”) and a Consultant Agreement, each of which was effective on February 21, 2017.

Under the Retirement Agreement, Mr. Rovinelli will receive the following:

•	a one-time lump sum payment equal to twelve months of base salary,

•	accelerated vesting of his time-based restricted stock units, which will pay out in shares of the Company’s non-voting common stock on May 8, 2017 as scheduled;

•	his performance-based restricted stock units for the performance period ended December 31, 2016, which will pay out in shares of the Company’s non-voting common stock on March 15, 2017 as scheduled but only if the applicable performance metric is met; and

•	any cash bonus earned under the Senior Management Bonus Plan for fiscal 2016 performance, to be paid in March 2017 at the same time annual bonuses are paid to members of senior management.

The Retirement Agreement includes a confidentiality agreement plus certain other restrictive covenants, including non-competition, non-recruitment, and non-solicitation provisions, that will apply to Mr. Rovinelli for a two-year period following his retirement.

Under the Consultant Agreement, Mr. Rovinelli and the Company have agreed that, for a two-year period following his retirement date, he will provide consulting services on an as-needed basis for a fee of $150 per hour, plus reimbursement of related expenses. As memorialized in the Consultant Agreement, the parties do not anticipate that the level of services provided will exceed two days per month. The Consultant Agreement includes a confidentiality provision as well as an agreement that any intellectual property created by Mr. Rovinelli during the course of his consultancy will be the property of the Company.

The foregoing descriptions of the Retirement Agreement and the Consultant Agreement are summaries only and are qualified in their entirety by reference to the terms of the respective agreement, which are filed as exhibits to, and incorporated by reference into, this Form 10-K.

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

Other information concerning directors, executive officers, and corporate governance required by this item will be included in our definitive information statement furnished in connection with our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be included in our definitive information statement furnished in connection with our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in our definitive information statement furnished in connection with our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be included in our definitive information statement furnished in connection with our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be included in our definitive information statement furnished in connection with our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C., successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), and International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

4.4	Third Amendment to Second Amended and Restated Loan Agreement, dated as of September 25, 2015, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

4.5	Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of September 30, 2016, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank incorporated by reference to Exhibit 4.5 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 7, 2016).

4.6	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.7	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

10.1†	Senior Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 9, 2011).

10.2†	Officer Deferred Compensation Plan II adopted by PHI’s Board effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 10-K for the year ended December 31, 2006, filed March 16, 2007).

10.3†	Form of Indemnity Agreement dated November 5, 2015 between PHI, Inc. and each of its directors (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

10.4†	Amended and Restated PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix B to PHI’s Information Statement on Schedule 14C filed April 13, 2015).

10.5†	Form of Time-Vested Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

10.6†	Form of Performance-Based Restricted Stock Unit Agreement under the PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2012, filed May 9, 2012).

10.7†*	Terms of Employment of James Hinch, dated February 6, 2017.

10.8†*	Agreement, Release and Waiver dated February 21, 2017, by and between PHI, Inc. and Richard A. Rovinelli.

10.9†*	Consultant Agreement dated February 21, 2017, by and between PHI, Inc. and Richard A. Rovinelli.

21*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

The foregoing index intentionally omits certain supplemental indentures and other instruments governing certain of our commitments, in each case pursuant to applicable rules of the SEC. We hereby agree to furnish a copy of any such omitted instruments to the SEC upon request.

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

PHI, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Consolidated Accounts

(Thousands of dollars)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Year	Expenses	Deductions (1)	of Year
Year ended December 31, 2016:
Allowance for doubtful accounts	$5,151	$870	$—	$6,021
Allowance for inventory	15,385	1,920	—	17,305
Allowance for contractual discounts	103,601	483,449	475,194	111,856
Allowance for uncompensated care	41,924	88,787	84,401	46,310

Year ended December 31, 2015:
Allowance for doubtful accounts	$1,351	$3,800	$—	$5,151
Allowance for inventory	13,517	1,868	—	15,385
Allowance for contractual discounts	96,590	439,991	432,980	103,601
Allowance for uncompensated care	41,858	84,470	84,404	41,924

Year ended December 31, 2014:
Allowance for doubtful accounts	$1,001	$350	$—	$1,351
Allowance for inventory	12,292	1,225	—	13,517
Allowance for contractual discounts	74,711	408,362	386,483	96,590
Allowance for uncompensated care	46,387	79,564	84,093	41,858

(1)	Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2017.

PHI, INC.

By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin Al A. Gonsoulin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2017

/s/ Lance F. Bospflug	Director	February 27, 2017
Lance F. Bospflug

/s/ Thomas H. Murphy	Director	February 27, 2017
Thomas H. Murphy

/s/ Richard H. Matzke	Director	February 27, 2017
Richard H. Matzke

/s/ C. Russell Luigs	Director	February 27, 2017
C. Russell Luigs

/s/ Trudy McConnaughhay Trudy McConnaughhay	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017