Form 10-Q
period 2017-03-31
PHI INC
filed 2017-05-09
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer: ☒	Smaller reporting company:	☐

Non-accelerated filer:	☐ (Do not check if a smaller reporting company)		Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,797,442 shares

PHI, INC.

Index – Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$3,680	$2,596
Short-term investments	276,818	289,806
Accounts receivable – net
Trade	117,386	128,662
Other	8,884	9,603
Inventories of spare parts – net	73,033	70,402
Prepaid expenses	10,330	9,259
Deferred income taxes	10,798	10,798
Income taxes receivable	323	540

Total current assets	501,252	521,666

Property and equipment – net	896,565	903,977
Restricted cash and investments	13,038	13,038
Other assets	8,873	9,759

Total assets	$1,419,728	$1,448,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,054	$28,704
Accrued and other current liabilities	27,500	28,346

Total current liabilities	49,554	57,050

Long-term debt:
Revolving credit facility	135,500	134,000
Senior Notes issued March 17, 2014, net of debt issuance costs of $2,441 and $2,753, respectively	497,559	497,247

Deferred income taxes	142,870	151,713
Other long-term liabilities	8,131	8,652

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 25,000,000 shares authorized, 12,797,442 and 12,779,646 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,279	1,278
Additional paid-in capital	304,698	304,246
Accumulated other comprehensive loss	(375)	(478)
Retained earnings	280,221	294,441

Total shareholders’ equity	586,114	599,778

Total liabilities and shareholders’ equity	$1,419,728	$1,448,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Operating revenues, net	$134,618	$164,016

Expenses:
Direct expenses	136,513	152,554
Selling, general and administrative expenses	13,044	11,673

Total operating expenses	149,557	164,227

Loss on disposal of assets	—	359
Equity in loss (income) of unconsolidated affiliate	1,003	—

Operating loss	(15,942)	(570)

Interest expense	8,195	7,533
Other income – net	(1,064)	(615)

	7,131	6,918

Loss before income taxes	(23,073)	(7,488)
Income tax (benefit) expense	(7,825)	1,444

Net loss	$(15,248)	$(8,932)

Weighted average shares outstanding:
Basic	15,689	15,600
Diluted	15,689	15,600

Net loss per share:
Basic	$(0.97)	$(0.57)
Diluted	$(0.97)	$(0.57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Net loss	$(15,248)	$(8,932)
Unrealized gain on short-term investments	162	807
Changes in pension plan assets and benefit obligations	(1)	1
Tax effect of the above-listed adjustments	(58)	(332)

Total comprehensive loss	$(15,145)	$(8,456)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting		Non-Voting		Additional	Accumulated		Total
	Common Stock		Common Stock		Paid-in	Other Comprehensive	Retained	ShareHolders’
	Shares	Amount	Shares	Amount	Capital	(Loss)Income	Earnings	Equity
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998

Net loss	—	—	—	—	—	—	(8,932)	(8,932)
Unrealized gain on short-term investments	—	—	—	—	—	476	—	476
Changes in pension plan assets and benefit obligations	—	—	—	—	—	1	—	1
Amortization of unearned stock-based compensation	—	—	—	—	1,485	—	—	1,485
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	121	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(27)	(3)	(500)	—	—	(503)
Retirement of treasury stock	—	—	(8)	—	—	—	—	—

Balance at March 31, 2016	2,906	$291	12,771	$1,278	$305,869	$(90)	$312,189	$619,537

	Voting		Non-Voting		Additional	Accumulated		Total
	Common Stock		Common Stock		Paid-in	Other Comprehensive	Retained	ShareHolders’
	Shares	Amount	Shares	Amount	Capital	(Loss)Income	Earnings	Equity
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778

Net loss	—	—	—	—	—	—	(15,248)	(15,248)
Unrealized gain on short-term investments	—	—	—	—	—	104	—	104
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	552	—	—	552
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	27	2	—	—	—	2
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(9)	(1)	(100)	—	—	(101)
Cumulative effect adjustment of unrecognized tax benefits	—	—	—	—	—	—	1,028	1,028

Balance at March 31, 2017	2,906	$291	12,797	$1,279	$304,698	$(375)	$280,221	$586,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Quarter Ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(15,248)	$(8,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,845	16,973
Deferred income taxes	(7,883)	955
Loss on asset dispositions	—	359
Equity in loss of unconsolidated affiliate	1,003	—
Inventory valuation reserves	(1,293)	2,435
Changes in operating assets and liabilities	(1,677)	(28,133)

Net cash used in operating activities	(8,253)	(16,343)

Investing activities:
Purchase of property and equipment	(4,789)	(8,519)
Proceeds from asset dispositions	—	850
Purchase of short-term investments	(54,867)	(77,677)
Proceeds from sale of short-term investments	67,659	76,184
Payment of deposits on aircraft	(66)	(66)

Net cash provided by (used in) investing activities	7,937	(9,228)

Financing activities:
Proceeds from line of credit	37,300	83,500
Payments on line of credit	(35,800)	(53,300)
Repurchase of common stock	(100)	(500)

Net cash provided by financing activities	1,400	29,700

Increase in cash	1,084	4,129
Cash, beginning of period	2,596	2,407

Cash, end of period	$3,680	$6,536

Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$14,114	$13,691

Income taxes	$—	$—

Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$348	$29,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the accompanying notes.

Our financial results, particularly as they relate to our Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

Recently Adopted Accounting Pronouncements - Effective January 1, 2017, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires that excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. As a result, during the first quarter of 2017 we recorded a cumulative-effect adjustment of $1.0 million increasing retained earnings and decreasing deferred tax liability on our balance sheet dated March 31, 2017. Accordingly, we recorded income tax expense of $0.5 million in our consolidated statement of income for the three months ended March 31, 2017, in recognition of excess tax deficiencies related to equity compensation. Under this new standard, the corresponding cash flows are now reflected in cash provided by operating activities instead of financing activities, as was previously required.

ASU 2016-09 also allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction. We have elected to continue to withhold the minimum statutory withholding obligation for outstanding awards. We have also elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period

New Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The standard is effective for us beginning January 1, 2018, with early adoption permitted as of January 1, 2017. Revenues from our Oil and Gas segment and Air Medical segment hospital contracts are primarily comprised of a fixed monthly fee for a particular model of aircraft, plus a variable component based on flight time. Under the independent provider programs of our Air Medical segment, our revenues are based on a flat rate plus a variable charge per patient-loaded mile, and are recorded net of contractual allowances. We also generate revenue on a cost-plus basis in our Technical Services segment. We are continuing to assess the effects of this standard on each revenue stream of our business and the overall effect on our financial position, results of operations and cash flows and have not yet selected a method of adoption. We intend to adopt the standard beginning January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard is expected to result in fewer acquisitions of properties qualifying as acquisitions of businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted. The effects of this standard on our financial position, results of operations, and cash flows are not yet known.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The new standard requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

Investments consisted of the following as of March 31, 2017:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$10,597	$—	$—	$10,597
Commercial paper	27,935	—	(26)	27,909
U.S. Government agencies	15,305	—	(20)	15,285
Corporate bonds and notes	236,525	4	(479)	236,050

Subtotal	290,362	4	(525)	289,841
Deferred compensation plan assets included in other assets	2,500	—	—	2,500

Total	$292,862	$4	$(525)	$292,341

Investments consisted of the following as of December 31, 2016:

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$—	$—	$18,118
Commercial paper	27,906	—	(39)	27,867
U.S. government agencies	13,295	—	(32)	13,263
Corporate bonds and notes	244,202	2	(622)	243,582

Subtotal	303,521	2	(693)	302,830
Deferred compensation plan assets included in other assets	2,394	—	—	2,394

Total	$305,915	$2	$(693)	$305,224

At March 31, 2017 and December 31, 2016, we classified $13.0 million of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted investments, as they are securing outstanding letters of credit with maturities beyond one year and a bond relating to foreign operations.

The following table presents the cost and fair value of our debt investments based on maturities as of:

	March 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands of dollars)
Due in one year or less	$200,195	$199,906	$184,587	$184,334
Due within two years	79,570	79,338	100,816	100,378

Total	$279,765	$279,244	$285,403	$284,712

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	March 31, 2017		December 31, 2016
	Average	Average	Average	Average
	Coupon	Days To	Coupon	Days To
	Rate (%)	Maturity	Rate (%)	Maturity
Commercial paper	1.035	140	1.001	184
U.S. Government agencies	1.056	355	0.970	400
Corporate bonds and notes	1.731	287	1.745	318

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	March 31, 2017		December 31, 2016
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Commercial paper	$27,909	$(26)	$27,867	$(39)
U.S. Government agencies	14,285	(20)	13,263	(32)
Corporate bonds and notes	207,512	(460)	210,836	(602)

Total	$249,706	$(506)	$251,966	$(673)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	March 31, 2017		December 31, 2016
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
	(Thousands of dollars)
Corporate bonds and notes	$20,116	$(19)	$24,196	$(20)

Total	$20,116	$(19)	$24,196	$(20)

From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2017 or December 31, 2016. We have also determined that we did not have any other than temporary impairments relating to credit losses on debt securities for the quarter ended March 31, 2017. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS

We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $6.1 million at March 31, 2017, and $6.0 million at December 31, 2016.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $107.6 million and $111.9 million as of March 31, 2017 and December 31, 2016, respectively. The allowance for uncompensated care was $48.0 million and $46.3 million as of March 31, 2017 and December 31, 2016, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.5 million for the quarters ended March 31, 2017 and 2016. The estimated cost of providing charity services was $0.6 million for the quarters ended March 31, 2017 and 2016. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) was as follows:

	As of
	March 31, 2017	December 31, 2016
Allowance for Contractual Discounts	56%	56%
Allowance for Uncompensated Care	25%	23%

Under a three-year contract that commenced on September 29, 2012, our Air Medical affiliate provided multiple services to a customer in the Middle East, including helicopter leasing, emergency medical helicopter flight services, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. Each of the major services mentioned above qualified as separate units of accounting under the accounting guidance for such arrangements. The selling price for each specific service was determined based upon third-party evidence and estimates. As discussed in greater detail in our Form 10-K for year ended December 2016, this contract, after being extended one year, lapsed on September 30, 2016.

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $17.7 million and $17.3 million at March 31, 2017 and December 31, 2016, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2017
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$10,597	$10,597	$—
Commercial paper	27,909	—	27,909
U.S. Government agencies	15,285	—	15,285
Corporate bonds and notes	236,050	—	236,050

	289,841	10,597	279,244

Deferred compensation plan assets	2,500	2,500	—

Total	$292,341	$13,097	$279,244

		December 31, 2016
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$18,118	$—
Commercial paper	27,867	—	27,867
U.S. government agencies	13,263	—	13,263
Corporate bonds and notes	243,582	—	243,582

	302,830	18,118	284,712

Deferred compensation plan assets	2,394	2,394	—

Total	$305,224	$20,512	$284,712

We hold our short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the shares of these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not actively traded. These items may not be traded daily; examples include commercial paper, corporate bonds and U.S. government agencies debt. There have been no reclassifications of assets between Level 1 and Level 2 investments during the periods covered by the financial statements included in this report. We hold no Level 3 investments. Investments reflected on our balance sheets as Other assets, which we hold to fund liabilities under our Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.

Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at March 31, 2017 and December 31, 2016. Our determination of the estimated fair value of our Senior Notes and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our Senior Notes, based on quoted market prices, was $473.8 million and $474.4 million at March 31, 2017 and December 31, 2016, respectively.

5. LONG-TERM DEBT

The components of long-term debt as of the dates indicated below were as follows:

	March 31, 2017		December 31, 2016
		Unamortized		Unamortized
		Debt		Debt
		Issuance		Issuance
	Principal	Debt Cost	Principal	Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$2,441	$500,000	$2,753

Revolving Credit Facility due October 1, 2018 with a group of commercial banks, interest payable at variable rates	135,500	—	134,000	—

Total long-term debt	$635,500	$2,441	$634,000	$2,753

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

Revolving Credit Facility – We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2018. Under this facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under our credit facility). As of March 31, 2017, we believe we were in compliance with these covenants.

Cash paid to fund interest expense was $14.1 million for the quarter ended March 31, 2017 and $13.7 million for the quarter ended March 31, 2016.

Letter of Credit Facility - We maintain a separate letter of credit facility that had $13.0 million in letters of credit outstanding at March 31, 2017 and December 31, 2016. We have letters of credit securing our workers compensation policies, a traditional provider contract, and a bond relating to foreign operations.

We also have outstanding a letter of credit for $7.6 million issued under our $150.0 million credit facility that reduces the amount we can borrow under that facility. The letter of credit was issued to guaranty our performance under an international contract that was awarded in late 2016.

Other - PHI, Inc. has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries’ cash is regularly advanced to PHI, Inc. Although PHI, Inc. periodically repays these advances to fund the subsidiaries’ cash requirements throughout the year, at any given point in time PHI, Inc. may owe a substantial sum to its subsidiaries under these advances, which, in accordance with generally accepted accounting principles, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets. For additional information, see Note 13.

6. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter ended March 31, 2017 and 2016 are as follows:

	Quarter Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,689	15,600
Dilutive effect of unvested restricted stock units	—	—

Weighted average outstanding shares of common stock, diluted	15,689	15,600

(1)	For the three months ended March 31, 2017, 58,119 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for quarters ended March 31, 2017 and 2016.

	Quarter Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$553	$619
Performance-based restricted stock units	—	871

Total stock-based compensation expense	$553	$1,490

During the quarter ended March 31, 2017, we awarded 366,399 performance-based restricted stock units and 29,351 time-based restricted stock units, respectively, to managerial employees. During the quarter ended March 31, 2016, we awarded 303,061 performance-based restricted stock units to managerial employees.

8. ASSET DISPOSALS

There were no sales or disposals of aircraft during the first quarter of 2017. During the first quarter of 2016, we sold one light aircraft previously utilized in the Oil and Gas segment. Cash proceeds totaled $0.9 million, resulting in a loss on the sale of this asset of $0.4 million. This aircraft no longer met our strategic needs.

9. COMMITMENTS AND CONTINGENCIES

Commitments – In the fourth quarter of 2016, we entered into a contract to purchase two medium aircraft for use in our Oil and Gas segment. We expect to take delivery of the aircraft in the second quarter of 2017. The total remaining purchase commitment is $17.9 million.

Total aircraft deposits of $4.9 million were included in Other Assets as of March 31, 2017. This amount represents deposits for aircraft purchase contracts and deposits on future lease buyout options. In the event the buyout options are not exercised, the deposits will be applied as lease payments.

As of March 31, 2017, we had options to purchase aircraft under leases becoming exercisable in 2017 through 2021. The aggregate option purchase prices are $37.1 million in 2017, $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Subsequent to March 31, 2017, we purchased one heavy aircraft from a lessor for $17.0 million. Under current conditions, we believe it is unlikely that we will exercise the remaining 2017 purchase options, unless opportunistic conditions arise.

Environmental Matters – PHI has recorded an estimated liability of $0.15 million as of March 31, 2017 for environmental response costs. Previously, PHI conducted environmental surveys of its former Lafayette Facility located at the Lafayette Regional Airport, which former facility PHI vacated in 2001, and has determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment

Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, PHI has performed groundwater sampling of the required groundwater monitor well installations at both former PHI facility parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, PHI provided groundwater sample results semi-annually to the LDEQ for both former PHI facility parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on PHI’s working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, PHI believes that ultimate remediation costs for the subject parcels will not be material to PHI’s consolidated financial position, operations or cash flows.

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

At March 31, 2017, we had approximately $219.6 million in aggregate commitments under operating leases of which approximately $34.7 million is payable through December 31, 2017. The total lease commitments include $205.0 million for aircraft and $14.6 million for facility lease commitments.

10. SEGMENT INFORMATION

PHI is primarily a provider of helicopter transport services, including helicopter maintenance and repair services. We report our financial results through the three reportable segments further described below.

A segment’s operating profit or loss is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of our total selling, general and administrative expenses that is charged directly to the segment and a small portion that is allocated to that segment. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment costs as a percentage of total operating costs.

Oil and Gas Segment. Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At March 31, 2017, we had available for use 131 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable payments based on the amount of flight time. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, a substantial portion of which are competitively bid. Our fixed-term contracts have terms of one to seven years (subject to provisions permitting early termination by the customers), with payment in U.S. dollars. For the quarters ended March 31, 2017 and 2016, respectively, approximately 53% and 54% of our total operating revenues were generated by our Oil and Gas segment, with approximately 90% and 93% of these revenues from fixed-term customer contracts. The remaining 10% and 7% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.

Air Medical Segment. The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S. As of March 31, 2017, we operated approximately 104 aircraft in 18 states at 72 separate locations.

Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded through competitive bidding. For the quarters ended March 31, 2017 and 2016, approximately 41% and 43% of our total operating revenues were generated by our Air Medical segment, respectively.

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

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Revenue
	Quarter Ended
	March 31,
	2017	2016
Gross Air Medical segment billings	100%	100%
Provision for contractual discounts	70%	71%
Provision for uncompensated care	4%	3%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended
	March 31,
	2017	2016
Insurance	70%	66%
Medicare	20%	19%
Medicaid	10%	15%
Self-Pay	0%	0%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty. Several of these contracts are issued or renewed based on competitive bidding. These contracts generated approximately 19% and 31% of the segment’s revenues for the quarters ended March 31, 2017 and 2016, respectively.

Technical Services Segment. Our Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above our service costs. We also periodically provide flight services to governmental customers under this segment, including our agreement to operate six aircraft for the National Science Foundation in Antarctica, typically in the first and fourth quarters each year. Also included in this segment is our proprietary Helipass operations, which provides software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.

For the three month periods ended March 31, 2017 and 2016, approximately 6% and 3%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2017 and 2016 is as follows:

	Quarter Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$71,731	$88,437
Air Medical	55,338	70,060
Technical Services	7,549	5,519

Total operating revenues	134,618	164,016

Segment direct expenses (1)
Oil and Gas (2)	81,728	91,916
Air Medical	50,842	57,044
Technical Services	4,946	3,594

Total segment direct expenses	137,516	152,554

Segment selling, general and administrative expenses
Oil and Gas	1,720	1,528
Air Medical	2,881	2,595
Technical Services	338	224

Total selling, general and administrative expenses	4,939	4,347

Total direct and selling, general and administrative expenses	142,455	156,901

Net segment (loss) profit
Oil and Gas	(11,717)	(5,007)
Air Medical	1,615	10,421
Technical Services	2,265	1,701

Total net segment (loss) profit	(7,837)	7,115

Other, net (3)	1,064	256
Unallocated selling, general and administrative costs (1)	(8,105)	(7,326)
Interest expense	(8,195)	(7,533)

Loss before income taxes	$(23,073)	$(7,488)

(1)	Included in segment direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$9,862	$9,918
Air Medical	5,477	4,256
Technical Services	146	128

Total	$15,485	$14,302

Unallocated SG&A	$1,360	$2,671

(2)	Includes Equity in loss of unconsolidated affiliate.
(3)	Consists of gains on disposition of property and equipment and other income – net.

11. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of March 31, 2017, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended March 31, 2017, we recorded a loss in equity of unconsolidated affiliate of $1.0 million relative to our 49% equity ownership. We had $3.3 million of trade receivables as of March 31, 2017 from PHIC. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $0.3 million and $0.2 million at March 31, 2017 and December 31, 2016, respectively.

12. OTHER COMPREHENSIVE INCOME

Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented separately in the Condensed Consolidated Statements of Comprehensive Income.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed further in Note 5, on March 17, 2014, PHI, Inc. issued $500.0 million aggregate principal amount of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of our domestic subsidiaries. PHI, Inc. directly or indirectly owns 100% of all of its domestic subsidiaries.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	March 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$51	$3,629	$—	$3,680
Short-term investments	276,818	—	—	276,818
Accounts receivable – net	65,044	61,226	—	126,270
Intercompany receivable	—	69,862	(69,862)	—
Inventories of spare parts – net	64,698	8,335	—	73,033
Prepaid expenses	8,144	2,186	—	10,330
Deferred income taxes	10,798	—	—	10,798
Income taxes receivable	341	(18)	—	323

Total current assets	425,894	145,220	(69,862)	501,252

Investment in subsidiaries	361,420	—	(361,420)	—
Property and equipment – net	581,990	314,575	—	896,565
Restricted cash and investments	13,023	15	—	13,038
Other assets	7,819	1,054	—	8,873

Total assets	$1,390,146	$460,864	$(431,282)	$1,419,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,007	$4,047	$—	$22,054
Accrued and other current liabilities	18,034	9,466	—	27,500
Intercompany payable	69,862	—	(69,862)	—

Total current liabilities	105,903	13,513	(69,862)	49,554

Long-term debt	633,059	—	—	633,059
Deferred income taxes and other long-term liabilities	65,070	85,931	—	151,001
Shareholders’ Equity:
Common stock and paid-in capital	306,268	79,326	(79,326)	306,268
Accumulated other comprehensive loss	(375)	—	—	(375)
Retained earnings	280,221	282,094	(282,094)	280,221

Total shareholders’ equity	586,114	361,420	(361,062)	586,114

Total liabilities and shareholders’ equity	$1,390,146	$460,864	$(431,282)	$1,419,728

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantor subsidiaries’ amounts.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$74,284	$60,334	$—	$134,618

Expenses:
Direct expenses	82,344	54,169	—	136,513
Selling, general and administrative expenses	10,108	2,940	(4)	13,044

Total operating expenses	92,452	57,109	(4)	149,557

Equity in loss of unconsolidated affiliate	1,003	—	—	1,003

Operating (loss) income	(19,171)	3,225	4	(15,942)

Equity in net income of consolidated subsidiaries	(2,631)	—	2,631	—
Interest expense	8,174	21	—	8,195
Other income, net	(1,067)	(1)	4	(1,064)

	4,476	20	2,635	7,131

(Loss) earnings before income taxes	(23,647)	3,205	(2,631)	(23,073)
Income tax (benefit) expense	(8,399)	574	—	(7,825)

Net (loss) earnings	$(15,248)	$2,631	$(2,631)	$(15,248)

	For the quarter ended March 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$91,869	$72,147	$—	$164,016

Expenses:
Direct expenses	92,037	60,517	—	152,554
Selling, general and administrative expenses	9,044	2,802	(173)	11,673

Total operating expenses	101,081	63,319	(173)	164,227

Loss on disposal of assets, net	359	—	—	359

Operating (loss) income	(9,571)	8,828	173	(570)

Equity in net income of consolidated subsidiaries	(5,054)	—	5,054	—
Interest expense	7,513	20	—	7,533
Other income, net	(786)	(2)	173	(615)

	1,673	18	5,227	6,918

(Loss) earnings before income taxes	(11,244)	8,810	(5,054)	(7,488)
Income tax (benefit) expense	(2,312)	3,756	—	1,444

Net (loss) earnings	$(8,932)	$5,054	$(5,054)	$(8,932)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the quarter ended March 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(15,248)	$2,631	$(2,631)	$(15,248)
Unrealized gain on short-term investments	162	—	—	162
Changes in pension plan asset and benefit obligation	(1)	—	—	(1)
Tax effect of preceding gains, losses or changes	(58)	—	—	(58)

Total Comprehensive (loss) income	$(15,145)	$2,631	$(2,631)	$(15,145)

	For the quarter ended March 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(8,932)	$5,054	$(5,054)	$(8,932)
Unrealized gain on short-term investments	807	—	—	807
Changes in pension plan asset and benefit obligations	1	—	—	1
Tax effect of preceding gains, losses or changes	(332)	—	—	(332)

Total Comprehensive (loss) income	$(8,456)	$5,054	$(5,054)	$(8,456)

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the three months ended March 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(19,332)	$11,079	$—	$(8,253)

Investing activities:
Purchase of property and equipment	(4,738)	(51)	—	(4,789)
Purchase of short-term investments	(54,867)	—	—	(54,867)
Proceeds from sale of short-term investments	67,659	—	—	67,659
Payments of deposits on aircraft	(66)	—	—	(66)

Net cash provided by (used in) investing activities	7,988	(51)	—	7,937

Financing activities:
Proceeds from line of credit	37,300	—	—	37,300
Payments on line of credit	(35,800)	—	—	(35,800)
Repurchase of common stock	(100)			(100)
Due to/from affiliate, net	9,959	(9,959)	—	—

Net cash provided by (used in) financing activities	11,359	(9,959)	—	1,400

Increase in cash	15	1,069	—	1,084
Cash, beginning of period	36	2,560	—	2,596

Cash, end of period	$51	$3,629	$—	$3,680

	For the three months ended March 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash used in operating activities	$(13,795)	$(2,548)	$—	$(16,343)

Investing activities:
Purchase of property and equipment	(8,519)	—	—	(8,519)
Proceeds from asset dispositions	850	—	—	850
Purchase of short-term investments	(77,677)	—	—	(77,677)
Proceeds from sale of short-term investments	76,184	—	—	76,184
Payments of deposits on aircraft	(66)	—	—	(66)

Net cash used in investing activities	(9,228)	—	—	(9,228)

Financing activities:
Proceeds from line of credit	83,500	—	—	83,500
Payments on line of credit	(53,300)	—	—	(53,300)
Repurchase of common stock	(500)	—	—	(500)
Due to/from affiliate, net	(6,600)	6,600	—	—

Net cash provided by financing activities	23,100	6,600	—	29,700

Increase in cash	77	4,052	—	4,129
Cash, beginning of period	46	2,361	—	2,407

Cash, end of period	$123	$6,413	$—	$6,536

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors subsidiaries’ amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2016, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein.

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

Overview

As described further in Note 10, we are primarily a provider of helicopter services and derive most of our revenue from providing helicopter transport services to the energy and medical industries. Our consolidated results of operations are principally driven by the following factors:

•	The level of offshore oil and gas exploration and production activities in the areas in which we operate, primarily in the Gulf of Mexico. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico. Many of the helicopters we have purchased recently are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. During periods when the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, during periods when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on our revenue and earnings.

•	Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 79%, 74%, 65% and 61% of our Air Medical segment revenues for the three months ended March 31, 2017, and the years ended December 31, 2016, 2015 and 2014, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

•	Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix.” Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years and our receipt of payments from these programs is subject to various regulatory and appropriations risks discussed in this and other of our periodic reports filed with the SEC. Changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

•	Direct expenses. Our business is capital-intensive and highly competitive. Salaries and aircraft maintenance comprise a large portion of our operating expenses. Our aircraft must be maintained to a high standard of quality and undergo periodic and routine maintenance procedures. Higher utilization of our aircraft will result in more frequent maintenance, resulting in higher maintenance costs. In periods of low flight activity, we continue to maintain our aircraft, consequently reducing our margins. In addition, we are also dependent upon pilots, mechanics, and medical crew to operate our business. To attract and retain qualified personnel, we must maintain competitive wages, which places downward pressure on our margins.

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. We believe that we may receive additional such requests in the future, notwithstanding a recent stabilization in commodity prices. Although we can neither control nor predict with any reasonable degree of certainty the length or impact of current weak market conditions, we currently expect further reductions in the operating revenues and net profit of our Oil and Gas segment in 2017. These reductions could be quite substantial. For information on the impact of the market downturn on our liquidity, see “- Liquidity and Capital Resources – Cash Flow – Liquidity” below.

For several years our Air Medical affiliate received substantive benefits under its three-year service contract with a Middle East customer dated September 29, 2012. Pursuant to contact extensions, our Air Medical affiliate continued providing services at reduced levels for another year through September 30, 2016, when the contract expired. Consequently, since September 30, 2016, our overseas air medical revenues and operating costs have declined significantly as compared to prior periods. For additional information, see Note 3.

Results of Operations

The following tables present operating revenue, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended March 31, 2017 and 2016.

	Quarter Ended		Favorable
	March 31,		(Unfavorable)
	2017	2016
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$71,731	$88,437	$(16,706)
Air Medical	55,338	70,060	(14,722)
Technical Services	7,549	5,519	2,030

Total operating revenues	134,618	164,016	(29,398)

Segment direct expenses
Oil and Gas (1)	81,728	91,916	10,188
Air Medical	50,842	57,044	6,202
Technical Services	4,946	3,594	(1,352)

Total segment direct expenses	137,516	152,554	15,038

Segment selling, general and administrative expenses
Oil and Gas	1,720	1,528	(192)
Air Medical	2,881	2,595	(286)
Technical Services	338	224	(114)

Total segment selling, general and administrative expenses	4,939	4,347	(592)

Total segment expenses	142,455	156,901	14,446

Net segment (loss) profit
Oil and Gas	(11,717)	(5,007)	(6,710)
Air Medical	1,615	10,421	(8,806)
Technical Services	2,265	1,701	564

Total net segment (loss) profit (2)	(7,837)	7,115	(14,952)

Other, net (3)	1,064	256	808
Unallocated selling, general and administrative costs	(8,105)	(7,326)	(779)
Interest expense	(8,195)	(7,533)	(662)

Loss before income taxes	(23,073)	(7,488)	(15,585)
Income tax (benefit) expense	(7,825)	1,444	9,269

Net loss	$(15,248)	$(8,932)	$(6,316)

Flight hours:
Oil and Gas	17,474	20,737	(3,263)
Air Medical (4)	8,392	8,688	(296)
Technical Services	511	523	(12)

Total	26,377	29,948	(3,571)

Air Medical Transports (5)	4,297	4,503	(206)

Aircraft operated at period end: (6)
Oil and Gas	131	154
Air Medical (7)	104	105
Technical Services	6	6

Total	241	265

(1)	Includes Equity in loss of unconsolidated affiliate.

(2)	Total net segment (loss) profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Quarter Ended
	March 31,
	2017	2016
Total net segment (loss) profit	$(7,837)	$7,115

Other, net	1,064	256
Unallocated selling, general and administrative costs	(8,105)	(7,326)
Interest expense	(8,195)	(7,533)

Loss before income taxes	$(23,073)	$(7,488)

(3)	Consists of gains on disposition of property and equipment and other income – net.
(4)	Flight hours include 2,297 flight hours associated with traditional provider contracts during the first quarter of 2017, compared to 2,277 flight hours during the first quarter of 2016.
(5)	Represents individual patient transports for the period.
(6)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the dates indicated.
(7)	Includes six and ten aircraft as of March 31, 2017 and March 31, 2016, respectively that were owned or leased by customers but operated by us.

Quarter Ended March 31, 2017 compared with Quarter Ended March 31, 2016

Combined Operations

Operating Revenues - Operating revenues for the three months ended March 31, 2017 were $134.6 million, compared to $164.0 million for the three months ended March 31, 2016, a decrease of $29.4 million. Oil and Gas segment operating revenues decreased $16.7 million for the three months ended March 31, 2017, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours. Air Medical segment operating revenues decreased $14.7 million due principally to decreased traditional provider program revenues resulting from the termination of our overseas operations in late 2016 and decreased independent provider program revenues. Technical Services segment operating revenues increased $2.0 million due primarily to an increase in technical services provided to a third party customer.

Total flight hours for the three months ended March 31, 2017 were 26,377 compared to 29,948 for the three months ended March 31, 2016. Oil and Gas segment flight hours decreased 3,263 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours decreased 296 hours from the three months ended March 31, 2017, due to decreased flight hours in our traditional provider and independent provider operations. As discussed further below, individual patient transports in the Air Medical segment were 4,297 for the three months ended March 31, 2017, compared to transports of 4,503 for the three months ended March 31, 2016.

Direct Expenses – Direct operating expense was $136.5 million for the three months ended March 31, 2017, compared to $152.6 million for the three months ended March 31, 2016, a decrease of $16.1 million, or 11%. Employee compensation expense decreased $9.0 million primarily due to a reduction in employees in our Oil and Gas segment resulting from implementation of voluntary early retirement programs (“VERPs”) in the second half of 2015 and the first quarter of 2016, and a reduction in the number of employees in our Air Medical segment’s Middle East operations. Employee compensation expense represented approximately 46% and 48% of total direct expense for the quarters ended March 31, 2017 and 2016, respectively. We also experienced decreases in aircraft warranty costs of $1.2 million and aircraft insurance of $0.3 million (which expenses represent 7%, and 1% of total direct expense, respectively) as a result of the reduction in flight hours. Aircraft parts expense decreased $1.7 million, aircraft maintenance decreased $1.5 million, and component repair expense decreased $1.4 million. Other decreases included aircraft rent expense of $1.2 million and cost of goods sold of $2.1 million. Training costs increased $1.0 million. Other direct costs increased $0.7 million on a net basis.

Selling, General and Administrative Expenses – Selling, general and administrative expenses were $13.0 million for the three months ended March 31, 2017, compared to $11.7 million for the three months ended March 31, 2016. The $1.3 million increase was primarily attributable to severance costs related to a reduction in force at our Lafayette headquarters facility in March, 2017 and $0.6 million of legal and consulting fees related to a special project. Partially offsetting this increase are decreases in equity-based compensation of $0.8 million.

Loss/Gain on Disposal of Assets, net – There were no gains or losses on asset dispositions for the three months ended March 31, 2017. For the three months ended March 31, 2016, we recorded a loss of $0.4 million resulting from the sale of one light aircraft. See Note 8.

Equity in Loss of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $1.0 million for the three months ended March 31, 2017, compared to $0 million for the three months ended March 31, 2016, resulting from increased expenses.

Interest Expense – Interest expense was $8.2 million for the three months ended March 31, 2017 and $7.5 million for the three months ended March 31, 2016, principally due to higher average outstanding debt balances.

Other Income, net – Other income was $1.1 million for the three months ended March 31, 2017 compared to $0.6 million for the same period in 2016, and represents primarily interest income. The $0.4 million increase is primarily attributable to an increase in the amount and rate of return of our short-term investments.

Income Taxes – Income tax benefit for the three months ended March 31, 2017 was $7.8 million compared to income tax expense of $1.4 million for the three months ended March 31, 2016. Our $7.8 million income tax benefit for the three months ended March 31, 2017 is attributable to our net loss from operations of $23.1 million.    The $1.4 million income tax expense recorded in the three months ended March 31, 2016 is attributable to the negative impact of a valuation allowance on certain state tax benefits related to net operation loss carryforwards of $4.1 million, which was partially offset by a $2.7 million tax benefit on our loss before income taxes. Our effective tax rate was 34.0% and 36.2% for the three months ended March 31, 2017 and March 31, 2016, respectively.

Net Loss – Net loss for the three months ended March 31, 2017 was $15.2 million compared to net loss of $8.9 million for the three months ended March 31, 2016. Loss before income taxes for the three months ended March 31, 2017 was $23.1 million compared to loss before income taxes of $7.5 million for the same period in 2016. Losses per diluted share were $0.97 for the current quarter compared to losses per diluted share of $0.57 for the prior year quarter. The increase in loss before taxes for the quarter ended March 31, 2017 is attributable to the decreased profits in the Oil and Gas and Air Medical segments, each of which are discussed further below. We had 15.7 million and 15.6 million weighted average diluted common shares outstanding during the quarter ended March 31, 2017 and 2016, respectively.

Segment Discussion

Oil and Gas – Oil and Gas segment revenues were $71.7 million for the three months ended March 31, 2017, compared to $88.4 million for the three months ended March 31, 2016, a decrease of $16.7 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 17,474 for the most recent quarter compared to 20,737 for the same quarter in the prior year, a decrease of 3,263 flight hours. The decline in revenues and flight hours is attributable to fewer aircraft on contract and lower utilization rates for all model types due to reduced oil and gas exploration and production activities in response to lower prevailing commodity prices.

The number of aircraft available for use in the segment was 131 at March 31, 2017, compared to 154 at March 31, 2016. We have sold or disposed of eleven light and seven medium aircraft in the Oil and Gas segment since March 31, 2016. Transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $81.7 million for the three months ended March 31, 2017, compared to $91.9 million for the three months ended March 31, 2016, a decrease of $10.2 million. Employee compensation expense decreased $6.3 million due to a reduction in employees resulting from implementation of our VERPs. See Note 10. There were also decreases in aircraft warranty costs of $1.2 million, and aircraft insurance of $0.2 million, each due to the reduction in flight hours. Other decreases included aircraft rent expense of $0.9 million, aircraft parts expense of $2.0 million, and property taxes of $0.4 million. Other items increased, net $0.8 million.

Selling, general and administrative segment expenses were $1.7 million for the three months ended March 31, 2017 and $1.5 million for the three months ended March 31, 2016. The $0.2 million increase is primarily attributable to increased legal fees.

Oil and Gas segment loss was $11.7 million for the three months ended March 31, 2017, compared to a loss of $5.0 million for the three months ended March 31, 2016. The increase in segment loss was due to decreased revenues, which were only partially offset by decreased expenses attributable to the above-described factors.

Air Medical – Air Medical segment revenues were $55.3 million for the three months ended March 31, 2017, compared to $70.1 million for the three months ended March 31, 2016. This decrease of $14.7 million is primarily attributable to decreased traditional provider program revenues resulting from the termination of our overseas operations (as discussed further below). We also experienced decreased revenues from our independent provider programs primarily resulting from decreased patient transports due principally to adverse weather conditions in our operating markets. Patient transports were 4,297 for the three months ended March 31, 2017, compared to 4,503 for the same period in the prior year.

The number of aircraft available for use in the segment at March 31, 2017 was 104 compared to 105 at March 31, 2016. Since March 31, 2016, we added two light aircraft to our Air Medical segment, which were offset by our sale or disposition of four medium aircraft in the Air Medical segment since such date. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $50.8 million for the three months ended March 31, 2017, compared to $57.0 million for the three months ended March 31, 2016, a decrease of $6.2 million. Employee compensation costs decreased $2.4 million due to a reduction in personnel primarily relating to the termination of our Middle East operations. Component repair costs also decreased $1.0 million as a result of a reduction in scheduled maintenance for certain aircraft. Cost of goods sold decreased $3.3 million related to certain items that were previously billed on a cost plus basis under our former Middle East contract. Other items increased, net $0.5 million.

Selling, general and administrative segment expenses were $2.9 million for the three months ended March 31, 2017, compared to $2.6 million for the three months ended March 31, 2016. The $0.3 million increase is primarily due to increased promotional and rent expense, as well as employee compensation costs.

Air Medical segment profit was $1.6 million for the three months ended March 31, 2017, compared to a segment profit of $10.4 million for the three months ended March 31, 2016. The $8.8 million decrease in profit is attributable to the decreased operating revenues described above, partially offset by decreased expenses.

For several years our Air Medical affiliate received substantial benefits under its three-year service contract with a Middle East customer dated September 29, 2012. Pursuant to contract extensions, our Air Medical affiliate continued providing services at reduced levels for another year through September 30, 2016, when the contract expired. Consequently, since September 30, 2016, the overseas revenues and operating results of our Air Medical segment have declined significantly as compared to prior periods. For additional information, see Note 3.

Technical Services – Technical Services segment revenues were $7.5 million for the three months ended March 31, 2017, compared to $5.5 million for the three months ended March 31, 2016.    The increase in revenue is due primarily to an increase of technical services provided to a third party customer whose service requirements typically vary from period to period. Direct expenses increased $1.4 million compared to the prior year three months, principally due to the increased operations. Technical Services segment earnings was $2.3 million for the three months ended March 31, 2017, compared to segment profit of $1.7 million for the three months ended March 31, 2016.

For additional information on our segments, see Note 10.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, the opening of new aircraft bases, the expansion or improvement of facilities, the acquisition of equipment and inventory, and other working capital needs. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and proceeds from periodic senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into sale-leaseback transactions to fund these acquisitions.

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $3.7 million at March 31, 2017, compared to $2.6 million at December 31, 2016. Short-term investments were $276.8 million at March 31, 2017, compared to $289.8 million at December 31, 2016. We also had $13.0 million in restricted investments at March 31, 2017 and December 31, 2016, securing outstanding letters of credit and a bond for foreign operations.

As noted in greater detail above, current weakness in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015, and we expect further reductions in the operating revenues and net profit of our Oil and Gas segment in future periods. Through March 31, 2017, these negative variances did not materially impact our financial position reported in our consolidated balance sheets, as described in further detail below. Nonetheless, if the current weakness of the energy industry persists, we expect that it will ultimately have a negative impact on our consolidated operating cash flow and liquidity.

Despite our year over year cumulative losses and negative operating cash flows, we expect to be able to fund operations beyond next year due to having significant short-term investments, and we have no debt coming due within one year.

Operating activities - Net cash used in operating activities was $8.3 million for the three months ended March 31, 2017, compared to net cash used of $16.3 million for the same period in 2016, a decrease of $8.0 million. Cash receipts from customers were down $16.7 million when compared to same quarter of the prior year, primarily due to a $16.7 million decrease in our Oil and Gas segment revenues, related to the downturn in the industry. Although our Air Medical segment revenue decreased $14.7 million compared to prior year, cash receipts decreased by only $3.7 million due to timing of payments. The decrease in revenue is primarily related to the termination of the Middle East contract in late 2016. The decrease in cash receipts was offset by a $21.0 million decrease in cash required for payroll. This decrease is due to having one less payroll period in 2017 due to the timing of our bi-weekly payroll system, a reduction in bonuses paid, a reduction in payments for retirement packages, and reduction in staff levels. The remaining offset was due to a decrease in payments to vendors due to the decreased scope of our operations.

Investing activities - Net cash provided by investing activities was $7.9 million for the three months ended March 31, 2017, compared to cash used of $9.2 million for the same period in 2016. Net sales of short-term investments provided $12.8 million of cash during the three months ended March 31, 2017, compared to $1.5 million used in the comparable prior year period. There were no gross proceeds from asset dispositions during the three months of 2017, compared to $0.9 million for the same period in 2016. Capital expenditures were $4.8 million for the three months ended March 31, 2017, compared to $8.5 million for the same period in 2016. Capital expenditures for aircraft and aircraft improvements accounted for $3.4 million and $8.0 million of these totals for the three months ended 2017 and 2016, respectively. During the first quarter of 2017, we did not add any aircraft to the fleet. During the same period of 2016, we took delivery of one heavy aircraft for which payment was funded in the second quarter of 2016.

Financing activities – Financing activities during the three months of 2017 included net borrowings of $1.5 million on our revolving credit facility and $0.1 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees. Financing activities during the first quarter of 2016 included net borrowings of $30.2 million on our revolving credit facility and $0.5 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

For additional information on our cash flows, see our condensed consolidated statements of cash flows included in Item 1 of Part I of this report.

Long-Term Debt

As of March 31, 2017, we owed $635.5 million under our total long-term debt, consisting of $500.0 million principal amount of 5.25% Senior Notes due 2019 (excluding debt issuance costs) and $135.5 million borrowed under our revolving credit facility.

Revolving Credit Facility – We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2018. Under our credit facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short-term investments fall below $150.0 million, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under our credit facility).

At March 31, 2017, we had $135.5 million in borrowings under our credit facility. At the same date in 2016, we had $87.7 million in borrowings under our credit facility. We also have outstanding a letter of credit for $7.6 million issued under our $150.0 million credit facility that reduces the amount we can borrow under that facility. This letter of credit was issued to guaranty the performance under an international contract awarded in late 2016.

Other – We maintain a separate letter of credit facility described in Note 5 that had $13.0 million letters of credit outstanding at March 31, 2017.

For additional information on our long-term debt, see Note 5.

Contractual Obligations

The table below sets out our contractual obligations as of March 31, 2017, related to our aircraft purchase commitments, aircraft and other operating lease obligations, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheets included in this report. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of March 31, 2017. As of March 31, 2017, we leased 20 aircraft included in the lease obligations below.

		Payment Due by Year
							Beyond
	Total	2017(1)	2018	2019	2020	2021	2021
		(Thousands of dollars)
Aircraft purchase obligations	$17,876	$17,876	$—	$—	$—	$—	$—
Aircraft lease obligations	205,028	29,952	36,879	30,226	26,387	26,253	55,331
Other lease obligations	14,649	4,769	3,850	2,897	2,045	1,063	25
Long-term debt(2)	635,500	—	135,500	500,000	—	—	—
Senior notes interest(2)	52,500	13,125	26,250	13,125	—	—	—

	$925,553	$65,722	$202,479	$546,248	$28,432	$27,316	$55,356

(1)	Payments due during the last nine months of 2017 only.
(2)	“Long-term debt” reflects the principal amount of debt due under our outstanding senior notes and our revolving credit facility, whereas “senior notes interest” reflects interest accrued under our senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future payment or refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of March 31, 2017 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

As of March 31, 2017, we had options to purchase aircraft under leases becoming exercisable in 2017 through 2021. The aggregate option purchase prices are $37.1 million in 2017, $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Subsequent to March 31, 2017, we purchased one heavy aircraft from a lessor for $17.0 million. Under current conditions, we believe it is unlikely that we will exercise the remaining 2017 purchase options, unless opportunistic conditions arise.

We intend to fund the above-described contractual obligations and any exercised purchase options through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, refinancing transactions or sale-leaseback transactions.

For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $135.3 million weighted average loan balance during the three months ended March 31, 2017, a 10% increase (0.3061%) in interest rates would have reduced our annual pre-tax earnings approximately $0.4 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At March 31, 2017, the market value of the notes was approximately $473.8 million, based on quoted market prices.

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

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2017, we withheld from employees and canceled 7,016 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share
March 1, 2017 – March 31, 2017	7,016	$14.27

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

Results of Annual Meeting

At PHI’s annual meeting of shareholders on May 4, 2017, for which proxies were not solicited, the board of directors that was nominated, as described in the Company’s Information Statement filed April 12, 2017 (the “Information Statement”), was elected in its entirety, with 2,060,905 votes in favor of each director, and zero votes withheld or abstaining. The ratification of the appointment of Deloitte & Touche as PHI’s independent registered public accounting firm for the fiscal year ending December 31, 2017 was approved with 2,060,905 votes in favor, and zero votes against or abstaining. The amendment of our articles of incorporation described in our Information Statement was approved with 2,060,905 votes in favor, and zero votes against or abstaining. The amendment and restatement of the PHI, Inc. Long-Term Incentive Plan described in our Information Statement was approved with 2,060,905 votes in favor, and zero votes against or abstaining.

Item 6.	EXHIBITS

(a)	Exhibits

3.1	(i)*	Amended and Restated Articles of Incorporation of the Company.

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

4.1	Second Amended and Restated Loan Agreement dated as of September 18, 2013, by and among PHI, Inc., PHI Air Medical, L.L.C, successor to Air Evac Services, Inc., PHI Tech Services, Inc. (formerly Evangeline Airmotive, Inc.), International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 8, 2013).

4.2	First Amendment to Second Amended and Restated Loan Agreement, dated as of March 5, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Report on Form 8-K filed March 6, 2014).

4.3	Second Amendment to Second Amended and Restated Loan Agreement, dated as of September 26, 2014, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.3 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 7, 2014).

4.4	Third Amendment to Second Amended and Restated Loan Agreement, dated as of September 25, 2015, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.4 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

4.5	Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of September 30, 2016, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank. (incorporated by reference to Exhibit 4.5 to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 7, 2016).

4.6	Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.7	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 6, 2014).

10.1†	Second Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to PHI’s Information Statement on Schedule 14C filed April 12, 2017).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 9, 2017	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 9, 2017	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer