Form 10-Q
period 2017-06-30
PHI INC
filed 2017-08-04
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________
 FORM 10-Q
___________________________________________________________

 ☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).                                                      Yes:  ☐    No:  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,892,321 shares

PHI, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$2,323	$2,596
Short-term investments	237,433	289,806
Accounts receivable – net
Trade	133,934	128,662
Other	13,570	9,603
Inventories of spare parts – net	76,155	70,402
Prepaid expenses	13,131	9,259
Deferred income taxes	10,798	10,798
Income taxes receivable	414	540
Total current assets	487,758	521,666
Property and equipment – net	918,134	903,977
Restricted cash and investments	12,396	13,038
Other assets	10,172	9,759
Total assets	$1,428,460	$1,448,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,791	$28,704
Accrued and other current liabilities	33,384	28,346
Total current liabilities	61,175	57,050
Long-term debt:
Revolving credit facility	133,225	134,000
Senior Notes issued March 17, 2014, net of debt issuance costs of $2,129 and $2,753, respectively	497,871	497,247
Deferred income taxes	143,030	151,713
Other long-term liabilities	9,098	8,652
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,892,321 and 12,779,646 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,289	1,278
Additional paid-in capital	305,787	304,246
Accumulated other comprehensive loss	(254)	(478)
Retained earnings	276,948	294,441
Total shareholders’ equity	584,061	599,778
Total liabilities and shareholders’ equity	$1,428,460	$1,448,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues, net	$146,424	$167,136	$281,042	$331,152
Expenses:
Direct expenses	126,951	152,417	263,464	304,971
Selling, general and administrative expenses	14,247	11,778	27,290	23,451
Total operating expenses	141,198	164,195	290,754	328,422
Loss (gain) on disposal of assets	7	(4,298)	7	(3,939)
Equity in loss of unconsolidated affiliates, net	991	76	1,994	76
Operating income (loss)	4,228	7,163	(11,713)	6,593
Interest expense	8,083	7,540	16,278	15,073
Other income – net	(705)	(494)	(1,768)	(1,109)
	7,378	7,046	14,510	13,964
(Loss) earnings before income taxes	(3,150)	117	(26,223)	(7,371)
Income tax expense (benefit)	123	(4,160)	(7,702)	(2,716)
Net (loss) earnings	$(3,273)	$4,277	$(18,521)	$(4,655)
Weighted average shares outstanding:
Basic	15,716	15,677	15,716	15,650
Diluted	15,716	15,718	15,716	15,650
Net (loss) earnings per share:
Basic	$(0.21)	$0.27	$(1.18)	$(0.30)
Diluted	$(0.21)	$0.27	$(1.18)	$(0.30)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) earnings	$(3,273)	$4,277	$(18,521)	$(4,655)
Unrealized gain on short-term investments	167	210	329	1,017
Changes in pension plan assets and benefit obligations	23	1	22	2
Tax effect of the above-listed adjustments	(68)	(75)	(127)	(407)
Total comprehensive (loss) income	$(3,151)	$4,413	$(18,297)	$(4,043)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(4,655)	(4,655)
Unrealized gain on short-term investments	—	—	—	—	—	611	—	611
Changes in pension plan assets and benefit obligations	—	—	—	—	—	1	—	1
Amortization of unearned stock-based compensation	—	—	—	—	2,882	—	—	2,882
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	121	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(27)	(3)	(500)	—	—	(503)
Retirement of treasury stock	—	—	(8)	—	—	—	—	—
Balance at June 30, 2016	2,906	$291	12,771	$1,278	$307,266	$45	$316,466	$625,346

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778
Net loss	—	—	—	—	—	—	(18,521)	(18,521)
Unrealized gain on short-term investments	—	—	—	—	—	210	—	210
Changes in pension plan assets and benefit obligations	—	—	—	—	—	14	—	14
Amortization of unearned stock-based compensation	—	—	—	—	1,816	—	—	1,816
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	134	13	—	—	—	13
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(21)	(2)	(275)	—	—	(277)
Cumulative effect adjustment of unrecognized tax benefits	—	—	—	—	—	—	1,028	1,028
Balance at June 30, 2017	2,906	$291	12,892	$1,289	$305,787	$(254)	$276,948	$584,061
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(18,521)	$(4,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,011	34,761
Deferred income taxes	(7,791)	(3,572)
Loss (gain) on asset dispositions	7	(3,939)
Equity in loss of unconsolidated affiliate, net	1,994	76
Inventory valuation reserves	2,214	2,613
Changes in operating assets and liabilities	(19,863)	(24,485)
Net cash (used in) provided by operating activities	(7,949)	799
Investing activities:
Purchase of property and equipment	(43,892)	(39,908)
Proceeds from asset dispositions	17	10,998
Purchase of short-term investments	(134,518)	(151,436)
Proceeds from sale of short-term investments	187,217	148,838
Payment of deposits on aircraft	(110)	(131)
Net cash provided by (used in) investing activities	8,714	(31,639)
Financing activities:
Proceeds from line of credit	66,525	150,800
Payments on line of credit	(67,300)	(113,300)
Repurchase of common stock	(263)	(500)
Net cash (used in) provided by financing activities	(1,038)	37,000
(Decrease) increase in cash	(273)	6,160
Cash, beginning of period	2,596	2,407
Cash, end of period	$2,323	$8,567
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$15,250	$14,329
Income taxes	$1,131	$1,879
Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$15	$64
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Our financial results, particularly as they relate to our Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

Recently Adopted Accounting Pronouncements - Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued by the Financial Accounting Standards Board (“FASB”) in March 2016. This new standard requires that excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. As a result, during the first quarter of 2017 we recorded a cumulative-effect adjustment of $1.0 million increasing retained earnings and decreasing deferred tax liability on our balance sheet dated June 30, 2017.  Accordingly, we recorded income tax expense of $1.5 million in our consolidated statement of income for the six months ended June 30, 2017, in recognition of excess tax deficiencies related to equity compensation. Under this new standard, the corresponding cash flows are now reflected in cash provided by operating activities instead of financing activities, as was previously required.

ASU 2016-09 also allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee’s applicable jurisdiction. We have elected to continue to withhold the minimum statutory withholding obligation for outstanding awards. We have also elected to continue to estimate equity award forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
New Accounting Pronouncements - In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for the Company beginning on January 1, 2018. Revenues from our Oil and Gas segment and Air Medical segment hospital contracts are primarily comprised of a fixed monthly fee for a particular model of aircraft, plus a variable component based on flight time. Under the independent provider programs of our Air Medical segment, our revenues are based on a flat rate plus a variable charge per patient-loaded mile, and are recorded net of contractual allowances. We also generate revenue on a cost-plus basis in our Technical Services segment. Based on our initial assessment, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.  Remaining implementation matters include establishing new policies, procedures, and controls and quantifying any adoption date adjustments.  The Company will adopt this standard on January 1, 2018 utilizing the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. We are currently evaluating the effects of this standard, and expect the adoption of this standard will result in a material change to our consolidated assets and liabilities based on our lease portfolio as of June 30, 2017. We plan to adopt this standard no later than January 1, 2019.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The effects of this standard on our financial position, results of operations, and cash flows are not yet known. We plan to adopt this standard beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard is expected to result in fewer acquisitions of properties qualifying as acquisitions of businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted. The effects of this standard on our financial position, results of operations, and cash flows are not yet known. We plan to adopt this standard beginning January 1, 2018.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the current two-step goodwill impairment test by eliminating the second step of the test. The new standard requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this ASU to have a material impact on our consolidated financial statements.
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
Investments consisted of the following as of June 30, 2017:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,079	$—	$—	$18,079
Commercial paper	17,008	—	(10)	16,998
U.S. Government agencies	15,301	—	(19)	15,282
Corporate bonds and notes	199,772	1	(318)	199,455
Subtotal	250,160	1	(347)	249,814
Deferred compensation plan assets included in other assets	2,562	—	—	2,562
Total	$252,722	$1	$(347)	$252,376

Investments consisted of the following as of December 31, 2016:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$—	$—	$18,118
Commercial paper	27,906	—	(39)	27,867
U.S. government agencies	13,295	—	(32)	13,263
Corporate bonds and notes	244,202	2	(622)	243,582
Subtotal	303,521	2	(693)	302,830
Deferred compensation plan assets included in other assets	2,394	—	—	2,394
Total	$305,915	$2	$(693)	$305,224

At June 30, 2017 and December 31, 2016, we classified $12.4 million and $13.0 million respectively, of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted cash and investments, as they are securing outstanding letters of credit with maturities beyond one year and a bond relating to foreign operations.
The following table presents the cost and fair value of our debt investments based on maturities as of:

	June 30, 2017		December 31, 2016
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$175,910	$175,682	$184,587	$184,334
Due within two years	56,171	56,053	100,816	100,378
Total	$232,081	$231,735	$285,403	$284,712

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	June 30, 2017		December 31, 2016
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial paper	0.985	83	1.001	184
U.S. Government agencies	1.056	264	0.970	400
Corporate bonds and notes	1.720	246	1.745	318

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	June 30, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial paper	$16,998	$(10)	$27,867	$(39)
U.S. Government agencies	13,287	(15)	13,263	(32)
Corporate bonds and notes	172,179	(286)	210,836	(602)
Total	$202,464	$(311)	$251,966	$(673)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	June 30, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$1,996	$(4)	$—	$—
Corporate bonds and notes	19,064	(32)	24,196	(20)
Total	$21,060	$(36)	$24,196	$(20)
From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2017 or December 31, 2016. We have also determined that we did not have any other than temporary impairments relating to credit losses on debt securities for the quarter ended June 30, 2017. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS
We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $6.0 million at June 30, 2017, and December 31, 2016.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $110.9 million and $111.9 million as of June 30, 2017 and December 31, 2016, respectively. The allowance for uncompensated care was $46.2 million and $46.3 million as of June 30, 2017 and December 31, 2016, respectively.
Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.0 million and $2.2 million for the quarters ended June 30, 2017 and 2016, respectively. The value of these services was $4.4 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. The estimated cost of providing charity services was $0.4 million for the quarter ended June 30, 2017 and $0.5 million for the quarter ended June 30, 2016. The estimated cost of providing charity services was $1.0 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.
The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) as of the dates listed below was as follows:

	June 30, 2017	December 31, 2016
Allowance for Contractual Discounts	56%	56%
Allowance for Uncompensated Care	23%	23%

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
We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $17.7 million and $17.3 million at June 30, 2017 and December 31, 2016, respectively.
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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2017
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,079	$18,079	$—
Commercial paper	16,998	—	16,998
U.S. Government agencies	15,282	—	15,282
Corporate bonds and notes	199,455	—	199,455
	249,814	18,079	231,735
Deferred compensation plan assets	2,562	2,562	—
Total	$252,376	$20,641	$231,735

		December 31, 2016
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$18,118	$—
Commercial paper	27,867	—	27,867
U.S. government agencies	13,263	—	13,263
Corporate bonds and notes	243,582	—	243,582
	302,830	18,118	284,712
Deferred compensation plan assets	2,394	2,394	—
Total	$305,224	$20,512	$284,712

We hold our short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the investments in these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not actively traded. These items may not be traded daily; examples include commercial paper, corporate bonds and U.S. government agencies debt. There have been no reclassifications of assets between Level 1 and Level 2 investments during the periods covered by the financial statements included in this report. We hold no Level 3 investments. Investments reflected on our balance sheets as Other assets, which we hold to fund liabilities under our Officers’ Deferred Compensation Plan, consist mainly of multiple investment funds that are highly liquid and diversified.
Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at June 30, 2017 and December 31, 2016. Our determination of the estimated fair value of our 5.25% Senior Notes due 2019 and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes due 2019, based on quoted market prices, was $463.0 million and $474.4 million at June 30, 2017 and December 31, 2016, respectively.

5. LONG-TERM DEBT
The components of long-term debt as of the dates indicated below were as follows:

	June 30, 2017		December 31, 2016
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$2,129	$500,000	$2,753
Revolving Credit Facility due October 1, 2018 with a group of commercial banks, interest payable at variable rates	133,225	—	134,000	—
Total long-term debt	$633,225	$2,129	$634,000	$2,753
Our 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by each of PHI, Inc’s wholly-owned domestic subsidiaries, and are the general, unsecured obligations of PHI, Inc. and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2016 at specified redemption prices. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.
Revolving Credit Facility – We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2018. Under this facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under our credit facility). As of June 30, 2017, we believe we were in compliance with these covenants.
Cash paid to fund interest expense was $1.2 million for the quarter ended June 30, 2017 and $0.6 million for the quarter ended June 30, 2016. Cash paid to fund interest expense was $15.3 million for the six months ended June 30, 2017 and $14.3 million for the six months ended June 30, 2016.
Letter of Credit Facility - We maintain a separate letter of credit facility that had $12.4 million and $13.0 million in letters of credit outstanding at June 30, 2017 and December 31, 2016 respectively. We have letters of credit securing our workers compensation policies, a traditional provider contract, and a bond relating to foreign operations.
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

6. EARNINGS PER SHARE
The components of basic and diluted earnings per share for the quarter and six months ended June 30, 2017 and 2016 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,716	15,677	15,716	15,650
Dilutive effect of unvested restricted stock units	—	41	—	—
Weighted average outstanding shares of common stock, diluted (1)	15,716	15,718	15,716	15,650

(1)
For the six months ended June 30, 2017, and 2016, 438,812 and 3,180 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION
We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the six months and quarter ended June 30, 2017 and 2016.

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$556	$597	$1,111	$1,216
Performance-based restricted stock units	705	809	705	1,680
Total stock-based compensation expense	$1,261	$1,406	$1,816	$2,896
During the quarter and six months ended June 30, 2017, 417,266 and 447,477 time-based restricted units, respectively, were awarded to managerial employees and 365,539 performance-based restricted units were awarded to managerial employees.
During the quarter and six months ended June 30, 2016, 14,288 time-based restricted units were awarded to managerial employees and 5,102 and 308,163 performance-based restricted units were awarded to managerial employees, respectively.
8. ASSET DISPOSALS
There were no sales or disposals of aircraft during the first quarter of 2017. During the second quarter of 2017, we disposed five medium aircraft and related parts inventory utilized in the Oil and Gas segment. These aircraft no longer met our strategic needs.
During the first quarter of 2016, we sold one light aircraft previously utilized in the Oil and Gas segment. Cash proceeds totaled $0.9 million, resulting in the loss on the sale of this asset of $0.4 million. During the second quarter of 2016, we sold four light and three medium aircraft and related parts inventory utilized in the Oil and Gas segment. Cash proceeds totaled $10.1 million, resulting in a gain on the sale of these assets of $4.3 million. These aircraft no longer met our strategic needs.
9. COMMITMENTS AND CONTINGENCIES
Commitments – We currently have no aircraft purchase commitments.
Total aircraft deposits of $0.5 million were included in Other Assets as of June 30, 2017. This amount represents a deposit on a future lease buyout option. In the event we do not exercise the buyout option, the deposit will be applied against lease payments.
As of June 30, 2017, we had options to purchase aircraft under leases, with such purchase options becoming exercisable in 2017 through 2020. The aggregate option purchase prices are $18.5 million in 2017, $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. In the second quarter of 2017, we purchased one heavy aircraft from a lessor for $17.0 million. Under current conditions, we believe it is unlikely that we will exercise the remaining 2017 purchase options, unless opportunistic conditions arise.

Environmental Matters – PHI has recorded an estimated liability of $0.15 million as of June 30, 2017 for environmental response costs. Previously, PHI conducted environmental surveys of its former Lafayette Facility located at the Lafayette Regional Airport, which we vacated in 2001, PHI has determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, PHI has performed groundwater sampling of the required groundwater monitor well installations at both parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, PHI provided groundwater sample results semi-annually to the LDEQ for both parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on PHI’s working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, PHI believes that ultimate remediation costs for the subject parcels will not be material to PHI’s consolidated financial position, operations or cash flows.
Legal Matters – From time to time, we are involved in various legal actions incidental to our business, including actions relating to employee claims, medical malpractice claims, tax issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of our presently pending proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.
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
At June 30, 2017, we had approximately $205.2 million in aggregate commitments under operating leases of which approximately $21.6 million is payable through the second half of 2017. The total lease commitments include $191.4 million for aircraft and $13.8 million for facility lease commitments.
10. SEGMENT INFORMATION
PHI is primarily a provider of helicopter transport services, including helicopter maintenance and repair services. We report our financial results through the three reportable segments further described below.

A segment’s operating profit or loss is its operating revenues less its direct expenses and selling, general and administrative expenses. A portion of our total selling, general and administrative expenses is charged directly to each segment, and a small portion is allocated to that segment. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment costs as a percentage of total operating costs.
Oil and Gas Segment - Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At June 30, 2017, we had available for use 128 aircraft in this segment.

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

Our fixed-term contracts have terms of one to seven years (subject to provisions permitting early termination by the customers), with payment in U.S. dollars. For the quarters ended June 30, 2017 and 2016, respectively, approximately 51% and 52% of our total operating revenues were generated by our Oil and Gas segment, with approximately 88% and 92% of these revenues from fixed-term customer contracts. For the six months ended June 30, 2017 and 2016, respectively, approximately 52% of our total operating revenues were generated by our Oil and Gas segment, with approximately 88% and 92% of these revenues from fixed-term customer contracts. The remaining 12% and 8% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.

Air Medical Segment - The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S. As of June 30, 2017, our Air Medical segment operated approximately 104 aircraft in 18 states at 72 separate locations.

Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded or renewed through competitive bidding. For the quarter ended June 30, 2017 and 2016, approximately 46% and 45% of our total operating revenues were generated by our Air Medical segment, respectively. For the six months ended June 30, 2017 and 2016, approximately 44% of our total operating revenues were generated by our Air Medical segment.

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
Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Quarter Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Provision for contractual discounts	63%	65%	66%	69%
Provision for uncompensated care	10%	7%	7%	4%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Insurance	72%	69%	71%	70%
Medicare	18%	18%	18%	18%
Medicaid	8%	9%	9%	10%
Self-Pay	2%	4%	2%	2%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty. Those contracts generated approximately 18% and 29% of the segment’s revenues for the quarters ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, these contracts generated approximately 30% of the segment's revenues.
Technical Services Segment - Our Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above our service costs. We also periodically provide flight services to governmental customers under this segment, including our agreement to operate six aircraft for the National Science Foundation in Antarctica, typically in the first and fourth quarters each year. Also included in this segment is our proprietary Helipass operations, which provides software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.
For the quarters ended June 30, 2017 and 2016, approximately 3% and 5%, respectively, of our total operating revenues were generated by our Technical Services segment. For the six month period ended June 30, 2017 and 2016, approximately 4%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2017 and 2016 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$74,668	$83,185	$146,399	$171,622
Air Medical	67,222	75,547	122,559	145,607
Technical Services	4,534	8,404	12,084	13,923
Total operating revenues, net	146,424	167,136	281,042	331,152
Segment direct expenses (1)
Oil and Gas (2)	73,681	87,400	155,410	179,316
Air Medical	50,402	58,997	101,243	116,041
Technical Services	3,858	6,096	8,804	9,690
Total segment direct expenses	127,941	152,493	265,457	305,047
Segment selling, general and administrative expenses
Oil and Gas	1,635	1,605	3,354	3,132
Air Medical	3,263	2,642	6,144	5,237
Technical Services	356	273	694	497
Total segment selling, general and administrative expenses	5,254	4,520	10,192	8,866
Total segment expenses	133,195	157,013	275,649	313,913
Net segment (loss) profit
Oil and Gas	(648)	(5,820)	(12,365)	(10,826)
Air Medical	13,557	13,908	15,172	24,329
Technical Services	320	2,035	2,586	3,736
Total net segment profit	13,229	10,123	5,393	17,239

Other, net (3)	697	4,792	1,761	5,048
Unallocated selling, general and administrative costs (1)	(8,993)	(7,258)	(17,099)	(14,585)
Interest expense	(8,083)	(7,540)	(16,278)	(15,073)
(Loss) earnings before income taxes	$(3,150)	$117	$(26,223)	$(7,371)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$9,824	$10,024	$19,686	$19,942
Air Medical	5,219	5,132	10,696	9,387
Technical Services	148	157	294	285
Total	$15,191	$15,313	$30,676	$29,614
Unallocated SG&A	$622	$2,476	$3,335	$5,147

(2)	Includes Equity in loss of unconsolidated affiliates, net.

(3)	Consists of gains on disposition of property and equipment and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY AND OTHER INVESTMENTS AND AFFILIATES
PHI Century Limited - We account for our investment in our West African operations as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of June 30, 2017, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended June 30, 2017, we recorded income in equity of this unconsolidated affiliate of $0.1 million relative to our 49% equity ownership. For the six months ended June 30, 2017 and 2016, we recorded a loss in equity of this unconsolidated affiliate of $0.9 million and $0.1 million relative to our 49% equity ownership, respectively. We had $2.4 million and $2.0 million of trade receivables as of June 30, 2017 and December 31, 2016, respectively, from PHIC. Our investment in the common stock of PHIC is included in Other assets on our Condensed Consolidated Balance Sheets and was $0.4 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively.

PHI-HNZ Australia Ltd - In the fourth quarter of 2016, the Company and HNZ Group, Inc. (HHNZ) jointly formed PHI-HNZ Australia Pty Ltd., a legal entity held 50% by PHI, Inc. and 50% by HNZ Group, Inc. (“HNZ”), to provide helicopter transportation services in support of a gas development project offshore of western Australia. PHI-HNZ Australia Pty, Ltd began operations in April, 2017. For the quarter and six months ended June 30, 2017, we recorded a loss in equity of unconsolidated affiliate of $1.1 million, primarily related to startup costs associated with the contract.
12. OTHER COMPREHENSIVE INCOME
Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented separately in the Condensed Consolidated Statements of Comprehensive Income.
13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed further in Note 5, on March 17, 2014, PHI, Inc. issued $500.0 million aggregate principal amount of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of PHI, Inc.’s domestic subsidiaries. PHI, Inc. directly or indirectly owns 100% of all of its domestic subsidiaries.

The supplemental condensed financial information on the following pages sets forth, on a consolidated basis, the balance sheet, statement of operations, statement of comprehensive income, and statement of cash flows information for PHI, Inc. (“Parent Company”) the guarantor subsidiaries and the non-guarantor subsidiaries, each under separate headings (except for periods ending on or before December 31, 2016, in which case such information for the guarantor and non-guarantor subsidiaries is presented together). The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the Parent Company within the financial information presented below.

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

Due to the growth of our international affiliates in Trinidad and Australia which no longer qualify as minor subsidiaries under regulation S-X 210.3-10(h)6, we have begun reporting all of our non-guarantors subs in a separate column beginning with the quarter ended June 30, 2017.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$48	$1,328	$947	$—	$2,323
Short-term investments	237,433	—	—	—	237,433
Accounts receivable – net	78,334	63,020	8,969	(2,819)	147,504
Intercompany receivable	—	105,938	—	(105,938)	—
Inventories of spare parts – net	67,148	9,007	—	—	76,155
Prepaid expenses	10,554	2,394	183	—	13,131
Deferred income taxes	10,798	—	—	—	10,798
Income taxes receivable	418	(4)	—	—	414
Total current assets	404,733	181,683	10,099	(108,757)	487,758

Investment in subsidiaries	376,032	—	—	(376,032)	—
Property and equipment – net	626,402	291,118	614	—	918,134
Restricted cash and investments	12,382	—	14	—	12,396
Other assets	9,168	1,004	—	—	10,172
Total assets	$1,428,717	$473,805	$10,727	$(484,789)	$1,428,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,177	$3,200	$3,233	$(2,819)	$27,791
Accrued and other current liabilities	24,508	7,836	1,040	—	33,384
Intercompany payable	97,739	—	8,199	(105,938)	—
Total current liabilities	146,424	11,036	12,472	(108,757)	61,175

Long-term debt	631,096	—	—	—	631,096
Deferred income taxes and other long-term liabilities	67,136	83,926	1,066	—	152,128
Shareholders’ Equity:
Common stock and paid-in capital	307,367	77,951	1,375	(79,326)	307,367
Accumulated other comprehensive loss	(254)	—	—	—	(254)
Retained earnings	276,948	300,892	(4,186)	(296,706)	276,948
Total shareholders’ equity	584,061	378,843	(2,811)	(376,032)	584,061
Total liabilities and shareholders’ equity	$1,428,717	$473,805	$10,727	$(484,789)	$1,428,460

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the quarter ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$75,045	$68,857	$5,341	$(2,819)	$146,424
Expenses:
Direct expenses	72,598	51,806	5,366	(2,819)	126,951
Selling, general and administrative expenses	10,916	3,269	66	(4)	14,247
Total operating expenses	83,514	55,075	5,432	(2,823)	141,198
Loss (gain) on disposal of assets, net	8	(1)	—	—	7
Equity in (income) loss of unconsolidated affiliates, net	(75)	—	1,066	—	991
Operating (loss) income	(8,402)	13,783	(1,157)	4	4,228
Equity in net income of consolidated subsidiaries	(14,613)	—	—	14,613	—
Interest expense	8,082	1	—	—	8,083
Other income, net	(708)	(1)	—	4	(705)
	(7,239)	—	—	14,617	7,378
(Loss) earnings before income taxes	(1,163)	13,783	(1,157)	(14,613)	(3,150)
Income tax expense (benefit)	2,110	(1,987)	—	—	123
Net (loss) earnings	$(3,273)	$15,770	$(1,157)	$(14,613)	$(3,273)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the quarter ended June 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$89,365	$77,771	$—	$167,136
Expenses:
Direct expenses	89,535	62,882	—	152,417
Selling, general and administrative expenses	9,232	2,871	(325)	11,778
Total operating expenses	98,767	65,753	(325)	164,195
Gain on disposal of assets, net	(4,298)	—	—	(4,298)
Equity in loss of consolidated affiliates, net	76	—	—	76
Operating (loss) income	(5,180)	12,018	325	7,163
Equity in net income of consolidated subsidiaries	(7,035)	—	7,035	—
Interest expense	7,534	6	—	7,540
Other income, net	(819)	—	325	(494)
	(320)	6	7,360	7,046
(Loss) earnings before income taxes	(4,860)	12,012	(7,035)	117
Income tax (benefit) expense	(9,137)	4,977	—	(4,160)
Net earnings	$4,277	$7,035	$(7,035)	$4,277

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$149,329	$126,330	$8,202	$(2,819)	$281,042
Expenses:
Direct expenses	154,942	104,187	7,154	(2,819)	263,464
Selling, general and administrative expenses	21,024	6,155	120	(9)	27,290
Total operating expenses	175,966	110,342	7,274	(2,828)	290,754
Loss (gain) on disposal of assets, net	8	(1)	—	—	7
Equity in loss (income) of unconsolidated affiliates, net	928	—	1,066	—	1,994
Operating income (loss)	(27,573)	15,989	(138)	9	(11,713)
Equity in net income of consolidated subsidiaries	(17,243)	—	—	17,243	—
Interest expense	16,256	22	—	—	16,278
Other income, net	(1,776)	(1)	—	9	(1,768)
	(2,763)	21	—	17,252	14,510
(Loss) earnings before income taxes	(24,810)	15,968	(138)	(17,243)	(26,223)
Income tax (benefit) expense	(6,289)	(1,413)	—	—	(7,702)
Net (loss) earnings	$(18,521)	$17,381	$(138)	$(17,243)	$(18,521)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the six months ended June 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$181,234	$149,918	$—	$331,152
Expenses:
Direct expenses	181,572	123,399	—	304,971
Selling, general and administrative expenses	18,275	5,674	(498)	23,451
Total operating expenses	199,847	129,073	(498)	328,422
Gain on disposal of assets, net	(3,939)	—	—	(3,939)
Equity in loss of unconsolidated affiliate	76	—	—	76
Operating (loss) income	(14,750)	20,845	498	6,593
Equity in net income of consolidated subsidiaries	(12,090)	—	12,090	—
Interest expense	15,047	26	—	15,073
Other income, net	(1,603)	(4)	498	(1,109)
	1,354	22	12,588	13,964
(Loss) earnings before income taxes	(16,104)	20,823	(12,090)	(7,371)
Income tax (benefit) expense	(11,449)	8,733	—	(2,716)
Net (loss) earnings	$(4,655)	$12,090	$(12,090)	$(4,655)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the quarter ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(3,273)	$15,770	$(1,157)	$(14,613)	$(3,273)
Unrealized gain on short-term investments	167	—	—	—	167
Changes in pension plan asset and benefit obligation	23	—	—	—	23
Tax effect of the above-listed adjustments	(68)	—	—	—	(68)
Total comprehensive (loss) income	$(3,151)	$15,770	$(1,157)	$(14,613)	$(3,151)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the quarter ended June 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net earnings	$4,277	$7,035	$(7,035)	$4,277
Unrealized gain on short-term investments	210	—	—	210
Changes in pension plan asset and benefit obligations	1	—	—	1
Tax effect of the above-listed adjustments	(75)	—	—	(75)
Total comprehensive (loss) income	$4,413	$7,035	$(7,035)	$4,413

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(18,521)	$17,381	$(138)	$(17,243)	$(18,521)
Unrealized gain on short-term investments	329	—	—	—	329
Changes in pension plan asset and benefit obligation	22	—	—	—	22
Tax effect of the above-listed adjustments	(127)	—	—	—	(127)
Total comprehensive (loss) income	$(18,297)	$17,381	$(138)	$(17,243)	$(18,297)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the six months ended June 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(4,655)	$12,090	$(12,090)	$(4,655)
Unrealized gain on short-term investments	1,017	—	—	1,017
Changes in pension plan asset and benefit obligations	2	—	—	2
Tax effect of the above-listed adjustments	(407)	—	—	(407)
Total comprehensive (loss) income	$(4,043)	$12,090	$(12,090)	$(4,043)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the six months ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,236)	$18,916	$7,371	$—	$(7,949)
Investing activities:
Purchase of property and equipment	(43,892)	—	—	—	(43,892)
Proceeds from asset dispositions	17	—	—	—	17
Purchase of short-term investments	(134,518)	—	—	—	(134,518)
Proceeds from sale of short-term investments	187,217	—	—	—	187,217
Payments of deposits on aircraft	(110)	—	—	—	(110)
Net cash provided by (used in) investing activities	8,714	—	—	—	8,714
Financing activities:
Proceeds from line of credit	66,525	—	—	—	66,525
Payments on line of credit	(67,300)	—	—	—	(67,300)
Repurchase of common stock	(263)	—	—	—	(263)
Due to/from affiliate, net	26,572	(19,688)	(6,884)	—	—
Net cash provided by (used in) financing activities	25,534	(19,688)	(6,884)	—	(1,038)
Increase (decrease) in cash	12	(772)	487	—	(273)
Cash, beginning of period	36	2,100	460	—	2,596
Cash, end of period	$48	$1,328	$947	$—	$2,323

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the six months ended June 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(12,954)	$13,753	$—	$799
Investing activities:
Purchase of property and equipment	(39,535)	(373)	—	(39,908)
Proceeds from asset dispositions	10,998	—	—	10,998
Purchase of short-term investments	(151,436)	—	—	(151,436)
Proceeds from sale of short-term investments	148,838	—	—	148,838
Payments of deposits on aircraft	(131)	—	—	(131)
Net cash used in investing activities	(31,266)	(373)	—	(31,639)
Financing activities:
Proceeds from line of credit	150,800	—	—	150,800
Payments on line of credit	(113,300)	—	—	(113,300)
Repurchase of common stock	(500)	—	—	(500)
Due to/from affiliate, net	7,214	(7,214)	—	—
Net cash provided by (used in) financing activities	44,214	(7,214)	—	37,000
(Decrease) increase in cash	(6)	6,166	—	6,160
Cash, beginning of period	46	2,361	—	2,407
Cash, end of period	$40	$8,527	$—	$8,567

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

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
Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we,” “us” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are “forward-looking statements,” as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets; the availability of adequate insurance; adverse changes in the value of our aircraft or our ability to sell them in the secondary markets; weather conditions and seasonal factors, including tropical storms and hurricanes; the effects of competition and changes in technology; the adverse impact of customers electing to terminate or reduce our services; the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic, payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely; our ability to develop and implement successful business strategies; changes in fuel prices; the risk of work stoppages and other labor problems; changes in our future cash requirements; environmental and litigation risks; the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in this and other annual, quarterly or current reports filed by us with the SEC. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC filings. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, we may change our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.

Overview

As described further in Note 10, we are primarily a provider of helicopter transport services and derive most of our revenue from providing these services to the energy and medical industries. Our consolidated results of operations are principally driven by the following factors:

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

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 81%, 74%, 65% and 61% of our Air Medical segment revenues for the six months ended June 30, 2017, and the years ended December 31, 2016, 2015 and 2014, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. We believe that we may receive additional such requests in the future. Although we can neither control nor predict with any reasonable degree of certainty the length or impact of current weak market conditions, we currently expect further reductions in the operating revenues and net profit of our Oil and Gas segment in 2017, as compared to 2016. These reductions could be quite substantial. For information on the impact of the market downturn on our liquidity, see “- Liquidity and Capital Resources - Cash Flow - Liquidity” below.

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

Results of Operations
The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarter and six months ended June 30, 2017 and 2016.

	Quarter Ended June 30,		Favorable (Unfavorable)
	2017	2016
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$74,668	$83,185	$(8,517)
Air Medical	67,222	75,547	(8,325)
Technical Services	4,534	8,404	(3,870)
Total operating revenues	146,424	167,136	(20,712)
Segment direct expenses
Oil and Gas (1)	73,681	87,400	13,719
Air Medical	50,402	58,997	8,595
Technical Services	3,858	6,096	2,238
Total segment direct expenses	127,941	152,493	24,552
Segment selling, general and administrative expenses
Oil and Gas	1,635	1,605	(30)
Air Medical	3,263	2,642	(621)
Technical Services	356	273	(83)
Total segment selling, general and administrative expenses	5,254	4,520	(734)
Total segment expenses	133,195	157,013	23,818
Net segment (loss) profit
Oil and Gas	(648)	(5,820)	5,172
Air Medical	13,557	13,908	(351)
Technical Services	320	2,035	(1,715)
Total net segment profit (2)	13,229	10,123	3,106

Other, net (3)	697	4,792	(4,095)
Unallocated selling, general and administrative costs (4)	(8,993)	(7,258)	(1,735)
Interest expense	(8,083)	(7,540)	(543)
(Loss) earnings before income taxes	(3,150)	117	(3,267)
Income tax expense (benefit)	123	(4,160)	(4,283)
Net (loss) earnings	$(3,273)	$4,277	$(7,550)

Flight hours:
Oil and Gas	19,683	20,724	(1,041)
Air Medical (5)	9,652	9,519	133
Technical Services	—	9	(9)
Total	29,335	30,252	(917)

Air Medical Transports (6)	5,121	4,823	298

(1)	Includes Equity in loss of unconsolidated affiliates, net.

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

	Quarter Ended June 30,
	2017	2016
Total net segment profit	$13,229	$10,123
Other, net	697	4,792
Unallocated selling, general and administrative costs	(8,993)	(7,258)
Interest expense	(8,083)	(7,540)
(Loss) earnings before income taxes	$(3,150)	$117

(3)	Consists of gains on disposition of property and equipment, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 2,298 flight hours associated with traditional provider contracts during the second quarter of 2017, compared to 2,452 flight hours in the prior year quarter.

(6)	Represents individual patient transports for the period.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2017	2016
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$146,399	$171,622	$(25,223)
Air Medical	122,559	145,607	(23,048)
Technical Services	12,084	13,923	(1,839)
Total operating revenues	281,042	331,152	(50,110)
Segment direct expenses
Oil and Gas (1)	155,410	179,316	23,906
Air Medical	101,243	116,041	14,798
Technical Services	8,804	9,690	886
Total segment direct expenses	265,457	305,047	39,590
Segment selling, general and administrative expenses
Oil and Gas	3,354	3,132	(222)
Air Medical	6,144	5,237	(907)
Technical Services	694	497	(197)
Total segment selling, general and administrative expenses	10,192	8,866	(1,326)
Total segment expenses	275,649	313,913	38,264
Net segment (loss) profit
Oil and Gas	(12,365)	(10,826)	(1,539)
Air Medical	15,172	24,329	(9,157)
Technical Services	2,586	3,736	(1,150)
Total net segment profit (2)	5,393	17,239	(11,846)

Other, net (3)	1,761	5,048	(3,287)
Unallocated selling, general and administrative costs (4)	(17,099)	(14,585)	(2,514)
Interest expense	(16,278)	(15,073)	(1,205)
Loss before income taxes	(26,223)	(7,371)	(18,852)
Income tax benefit	(7,702)	(2,716)	4,986
Net loss	$(18,521)	$(4,655)	$(13,866)

Flight hours:
Oil and Gas	37,157	41,461	(4,304)
Air Medical (5)	18,045	18,208	(163)
Technical Services	511	532	(21)
Total	55,713	60,201	(4,488)

Air Medical Transports (6)	9,418	9,326	92

Aircraft operated at period end: (7)
Oil and Gas	128	145
Air Medical (8)	104	105
Technical Services	6	6
Total	238	256

(1)	Includes Equity in loss of unconsolidated affiliates, net.

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

	Six Months Ended June 30,
	2017	2016
Total net segment profit	$5,393	$17,239
Other, net	1,761	5,048
Unallocated selling, general and administrative costs	(17,099)	(14,585)
Interest expense	(16,278)	(15,073)
Loss before income taxes	$(26,223)	$(7,371)

(3)	Consists of gains on disposition of property and equipment, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 4,594 flight hours associated with traditional provider contracts for the first half of 2017, compared to 4,729 flight hours in the first half of the prior year.

(6)	Represents individual patient transports for the period.

(7)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the date indicated.

(8)	Includes 6 aircraft as of June 30, 2017 that were owned or leased by customers but operated by us.

Quarter Ended June 30, 2017 compared with Quarter Ended June 30, 2016

Combined Operations

Operating Revenues - Operating revenues for the three months ended June 30, 2017 were $146.4 million, compared to $167.1 million for the three months ended June 30, 2016, a decrease of $20.7 million. Oil and Gas segment operating revenues decreased $8.5 million for the three months ended June 30, 2017, related primarily to decreased aircraft flight revenues for heavy and medium model types resulting predominately from fewer aircraft on contract and decreased flight hours. Air Medical segment operating revenues decreased $8.3 million due principally to decreased traditional provider program revenues resulting from the termination of our overseas operations in late 2016. Technical Services segment operating revenues decreased $3.9 million due primarily to a decrease in technical services provided to a third party customer.

Total flight hours for the three months ended June 30, 2017 were 29,335 compared to 30,252 for the three months ended June 30, 2016. Oil and Gas segment flight hours decreased 1,041 hours, due to decreases in flight hours for heavy and medium model types. Air Medical segment flight hours increased 133 hours for the three months ended June 30, 2016, due to increased flight hours in our independent provider operations. As discussed further below, individual patient transports in the Air Medical segment were 5,121 for the three months ended June 30, 2017, compared to transports of 4,823 for the three months ended June 30, 2016.

Direct Expenses - Direct operating expense was $127.9 million for the three months ended June 30, 2017, compared to $152.5 million for the three months ended June 30, 2016, a decrease of $24.6 million, or 16.1%. Employee compensation expense decreased $7.4 million primarily due to a reduction in employees in our Oil and Gas segment and a reduction in the number of employees in our Air Medical segment’s Middle East operations. Employee compensation expense represented approximately 48% and 45% of total direct expense for the quarters ended June 30, 2017 and 2016, respectively. We also experienced a decrease in aircraft warranty costs of $10.5 million as a result of the cancellation of a warranty program on some of our fleet of medium aircraft and decreased flight hours. The cancellation of the warranty program resulted in a non-recurring credit of $9.8 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. Costs of goods sold decreased $5.2 million due to the termination of our above-referenced contract in the Middle East and due to reduction in services for a third party technical services customer. Aircraft lease expense and aircraft repairs decreased $1.5 million and $1.2 million, respectively. Other items increased $1.2 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $14.2 million for the three months ended June 30, 2017, compared to $11.8 million for the three months ended June 30, 2016. The $2.4 million increase was primarily attributable to $1.3 million of severance costs related to a reductions in force and $0.7 million of legal and consulting fees related to a special project. Other items increased $0.4 million, net.

Loss/Gain on Disposal of Assets, Net - The loss on asset dispositions for the three months ended June 30, 2017 was less than $0.1 million. For the three months ended June 30, 2016, we recorded a gain of $4.3 million resulting from the sale of four light and three medium aircraft. See Note 8.

Equity in Loss of Unconsolidated Affiliate - Equity in the gain of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $0.1 million and equity in the loss of $0.1 million for the three months ended June 30, 2017 and 2016, respectively. See Note 11. We also had equity in the loss of our unconsolidated Australian affiliate of $1.1 million for the three months ended June 30, 2017, related to the startup of operations which commenced in April, 2017.

Interest Expense - Interest expense was $8.1 million for the three months ended June 30, 2017 and $7.5 million for the three months ended June 30, 2016. The $0.6 million increase is principally due to higher average outstanding debt balances.

Other Income, Net - Other income was $0.7 million for the three months ended June 30, 2017 compared to $0.5 million for the same period in 2016, and represents primarily interest income.

Income Taxes - Income tax expense for the three months ended June 30, 2017 was $0.1 million compared to income tax benefit of $4.2 million for the three months ended June 30, 2016. Our $0.1 million income tax expense for the three months ended June 30, 2017 includes a non-cash $1.2 million income tax deficit related to the permanent difference resulting from the difference between the book and tax deductions for equity-based compensation. The $4.2 million income tax benefit recorded in the three months ended June 30, 2016 reflects a $4.2 million tax benefit related to the impact of a change in Louisiana tax law which amends the manner in which profits are apportioned to the state of Louisiana for income tax reporting purposes. Excluding these discrete adjustments, our effective tax rate was 35.0% and 10% for the three months ended June 30, 2017 and June 30, 2016, respectively. The 10% effective rate for the quarter ended June 30, 2016 reflects a cumulative year to date true up of the effective tax rate from 36.2% to 36.0%. The impact of this adjustment was less than $0.1 million.

Net (Loss) Earnings - Net loss for the three months ended June 30, 2017 was $3.3 million compared to net earnings of $4.3 million for the three months ended June 30, 2016. Loss before income taxes for the three months ended June 30, 2017 was $3.2 million compared to earnings before income taxes of $0.1 million for the same period in 2016. Loss per diluted share was $0.21 for the current quarter compared to earnings per diluted share of $0.27 for the prior year quarter. The increase in loss before taxes for the quarter ended June 30, 2017 is attributable principally to higher corporate overhead expense and an unfavorable comparison to the second quarter of 2016, when we recognized a $4.3 million gain on the disposal of assets. We had 15.7 million weighted average diluted common shares outstanding during the quarter ended June 30, 2017 and 2016.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $74.7 million for the three months ended June 30, 2017, compared to $83.2 million for the three months ended June 30, 2016, a decrease of $8.5 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 19,683 for the most recent quarter compared to 20,724 for the same quarter in the prior year, a decrease of 1,041 flight hours. The decline in revenues and flight hours is attributable to fewer aircraft on contract and lower utilization rates for heavy and medium model types due to reduced oil and gas exploration and production activities in response to lower prevailing commodity prices. Partially offsetting the decrease in revenue and flight hours from our heavy and medium model types were increased revenues and flight hours from our light model types due to increased activity in the shallow waters of the Gulf of Mexico.

The number of aircraft available for use in the segment was 128 at June 30, 2017, compared to 145 at June 30, 2016. We have sold or disposed of seven light and nine medium aircraft in the Oil and Gas segment since June 30, 2016. We also purchased two light aircraft in the Oil and Gas segment since June 30, 2016. Transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $73.7 million for the three months ended June 30, 2017, compared to $87.4 million for the three months ended June 30, 2016, a decrease of $13.7 million. Employee compensation expense decreased $4.4 million due to a reduction in employees. There was a decrease in aircraft warranty costs of $9.5 million, primarily due to a credit related to the cancellation a warranty program on some our medium aircraft fleet, and due to a reduction in flight hours. The cancellation of the warranty program resulted in a non-recurring credit of $8.9 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. Aircraft lease expense decreased $1.2 million due to fewer aircraft on lease. Losses in the equity of our unconsolidated affiliates increased $0.9 million for the reasons discussed above. Other items increased $0.5 million, net.

Selling, general and administrative segment expenses were $1.6 million for the three months ended June 30, 2017 and $1.6 million for the three months ended June 30, 2016.

Oil and Gas segment loss was $0.6 million for the three months ended June 30, 2017, compared to a loss of $5.8 million for the three months ended June 30, 2016. The decrease in segment loss is primarily due to the warranty credit discussed above, which was partially offset by decreased revenues discussed above.

Air Medical - Air Medical segment revenues were $67.2 million for the three months ended June 30, 2017, compared to $75.5 million for the three months ended June 30, 2016. This decrease of $8.3 million is primarily attributable to decreased traditional provider program revenues resulting from the termination of our overseas operations (as discussed further below). Patient transports were 5,121 for the three months ended June 30, 2017, compared to 4,823 for the same period in the prior year.

The number of aircraft available for use in the segment at June 30, 2017 was 104 compared to 105 at June 30, 2016. Since June 30, 2016, we added two light aircraft to our Air Medical segment, which were offset by our sale or disposition of two medium aircraft in the Air Medical segment since such date. Changes in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $50.4 million for the three months ended June 30, 2017, compared to $59.0 million for the three months ended June 30, 2016, a decrease of $8.6 million. Employee compensation costs decreased $3.4 million due to a reduction in personnel primarily relating to the termination of our 2012 Middle East contract. Component repair costs also decreased $1.1 million as a result of a reduction in scheduled maintenance for certain aircraft. Cost of goods sold decreased $2.6 million related to certain items that were previously billed on a cost plus basis under our former Middle East contract. There was a decrease in aircraft warranty costs of $1.1 million, primarily due to a credit related to the above-described cancellation of the warranty program on some our medium aircraft fleet. The cancellation of this warranty program resulted in a credit of $1.0 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. Other items decreased $0.4 million, net.

Selling, general and administrative segment expenses were $3.3 million for the three months ended June 30, 2017, compared to $2.6 million for the three months ended June 30, 2016. The $0.7 million increase is primarily due to increased employee incentive compensation costs.

Air Medical segment profit was $13.6 million for the three months ended June 30, 2017, compared to a segment profit of $13.9 million for the three months ended June 30, 2016. The $0.3 million decrease in profit is attributable to the decreased operating revenues described above, partially offset by decreased expenses.

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

Technical Services - Technical Services segment revenues were $4.5 million for the three months ended June 30, 2017, compared to $8.4 million for the three months ended June 30, 2016. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer whose service requirements typically vary from period to period. Direct expenses decreased $2.2 million compared to the prior year three months, principally due to the decreased operations. Technical Services segment earnings were $0.3 million for the three months ended June 30, 2017, compared to segment profit of $2.0 million for the three months ended June 30, 2016.

For additional information on our segments, see Note 10.
Six Months Ended June 30, 2017 compared with Six Months Ended June 30, 2016

Combined Operations

Operating Revenues - Operating revenues for the six months ended June 30, 2017 were $281.0 million, compared to $331.1 million for the six months ended June 30, 2016, a decrease of $50.1 million. Oil and Gas segment operating revenues decreased $25.2 million for the six months ended June 30, 2017, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract and decreased flight hours for these aircraft. Air Medical segment operating revenues decreased $23.0 million due principally to decreased traditional provider program revenues resulting from reduced overseas operations and reduced revenues from our independent provider programs. This decrease was partially offset by increased revenues attributable to our U.S.-based traditional provider programs. Technical Services segment operating revenues decreased $1.8 million due to variations in the level of services provided to a third party customer under projects discussed further below.

Total flight hours for the six months ended June 30, 2017 were 55,713 compared to 60,201 for the six months ended June 30, 2016. Oil and Gas segment flight hours decreased 4,304 hours, due to decreases in flight hours for all model types. Air Medical segment flight hours decreased 163 hours from the six months ended June 30, 2016, due to decreased flight hours in our overseas traditional provider program. Individual patient transports in the Air Medical segment were 9,418 for the six months ended June 30, 2017, compared to 9,326 transports for the six months ended June 30, 2016.

Direct Expenses - Direct operating expense was $265.4 million for the six months ended June 30, 2017, compared to $305.0 million for the six months ended June 30, 2016, a decrease of $39.6 million, or 13.0%. Employee compensation expense decreased $16.4 million due to a reduction in employees in our Oil and Gas and Air Medical segments . Employee compensation expense represented approximately 47% of total direct expense for the six months ended June 30, 2017 and 46% for the six months ended June 30, 2016. In addition, we experienced decreases in aircraft warranty costs of $11.7 million primarily due to a credit received for the cancellation of a warranty program on some of the medium fleet, and decreased flight hours. The cancellation of the warranty program resulted in a non-recurring credit of $9.8 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. We also had decreases in cost of goods sold of $7.2 million, repair cost of $2.5 million and aircraft parts costs of $2.6 million (representing 2%, 6% and 4% of total direct expense, respectively), as a result of the reduction in flight hours. Costs of goods sold decreased due to fewer services provided to an external customer by our Technical Services segment, and a decrease in certain items that are billed on a cost plus basis in our Air Medical segment. Other items increased $0.8 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $27.3 million for the six months ended June 30, 2017, compared to $23.5 million for the six months ended June 30, 2016, an increase of $3.8 million. We incurred $2.9 million of severance costs related to reductions in force and $1.3 million of legal and consulting fees related to a special project. Partially offsetting these increases were decreases in equity-based compensation of $1.0 million. Other items increased $0.6 million, net.

Loss/Gain on Disposal of Assets, Net - Loss on asset dispositions was less than $0.1 million for the six months ended June 30, 2017, compared to a gain of $3.9 million for the six months ended June 30, 2016. In the first half of 2017, we disposed of five medium aircraft and related parts inventory utilized in the Oil and Gas segment that no longer met our strategic needs. In the first half of 2016, we sold five light and three medium aircraft, along with spare parts inventory that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliate - Equity in the loss of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $0.9 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. See Note 11. We also had equity in the loss of our unconsolidated Australian affiliate of $1.1 million for the six months ended June 30, 2017 related to the startup of operations on a contract which began in April 2017.

Interest Expense - Interest expense was $16.3 million for the six months ended June 30, 2017, compared to $15.1 million for the six months ended June 30, 2016, principally due to higher average outstanding debt balances.

Other Income, Net - Other income was $1.8 million for the six months ended June 30, 2017 compared to $1.1 million for the six months ended June 30, 2016 and represents primarily interest income. The $0.7 million increase is primarily attributable to an increase in the amount and rate of return of our short-term investments.

Income Taxes - Income tax benefit for the six months ended June 30, 2017 was $7.7 million compared to income tax benefit of $2.7 million for the six months ended June 30, 2016. Our effective tax rate was 29.4% and 36.8% for the six months ended June 30, 2017 and June 30, 2016, respectively. The $7.7 million income tax benefit recorded in the six months ended June 30, 2017 includes a non-cash $1.4 million income tax deficit related to the permanent difference resulting from the difference between the book and tax deductions for equity-based compensation. The $2.7 million tax benefit recorded during the six months ended June 30, 2016 is comprised of a valuation allowance on certain state tax benefits related to net operating loss carryforwards of $4.1 million, a $4.2 million tax benefit related to the impact of a change in Louisiana tax law which amends the manner in which profits are apportioned to the state of Louisiana for income tax reporting purposes, and a $2.6 million tax benefit on our loss before income taxes. Absent these discrete adjustments, our effective tax rate was 34.9% and 36% for the six months ended June 30, 2017 and June 30, 2016, respectively.

Net Loss - Net loss for the six months ended June 30, 2017 was $18.5 million compared to net loss of $4.7 million for the six months ended June 30, 2016. Loss before income taxes for the six months ended June 30, 2017 was $26.2 million compared to a loss before income taxes of $7.4 million for the same period in 2016. Loss per diluted share was $1.18 for the six months ended June 30, 2017 compared to a loss per diluted share of $0.30 for the prior year six months. The decrease in earnings before taxes for the six months ended June 30, 2017 is principally attributable to the decreased profits in all of our segments. We had 15.7 million weighted average diluted common shares outstanding during the six months ended June 30, 2017 and 2016.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $146.4 million for the six months ended June 30, 2017, compared to $171.6 million for the six months ended June 30, 2016, a decrease of $25.2 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft and flight hours. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 37,157 for the past six months compared to 41,461 for the same six months in the prior year, a decrease of 4,304 flight hours. The decline in flight hours is attributable to fewer aircraft on contract and lower utilization rates for all model types due to reduced oil and gas exploration and production activities in response to lower prevailing oil prices.

The number of aircraft available for use in the segment was 128 at June 30, 2017, compared to 145 at June 30, 2016. We have sold or disposed of seven light and nine medium aircraft in the Oil and Gas segment since June 30, 2016. We also purchased two medium aircraft in the Oil and Gas segment since June 30, 2016. Transfers between segments accounted for the remainder.

Direct expense in our Oil and Gas segment was $155.4 million for the six months ended June 30, 2017, compared to $179.3 million for the six months ended June 30, 2016, a decrease of $23.9 million. Employee compensation expenses decreased $10.8 million due to a reduction in employees. There were also decreases in aircraft warranty costs of $10.7 million related to the credit due to the cancellation of a warranty program on some our medium aircraft fleet and reduction in flight hours. The cancellation of this warranty program resulted in a non-recurring credit of $8.9 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. Aircraft lease expense decreased $2.1 million due to fewer leased aircraft and spare parts decreased $2.5 million. Partially offsetting these decreased were increases in the losses from our unconsolidated affiliates of $1.9 million and other items increase $0.3 million, net.

Selling, general and administrative segment expenses were $3.4 million for the six months ended June 30, 2017 and $3.1 million for the six months ended June 30, 2016. The $0.3 million increase was primarily due to increased employee compensation costs associated with newly-added positions and bonus accruals.

Oil and Gas segment loss was $12.4 million for the six months ended June 30, 2017, compared to segment loss of $10.8 million for the six months ended June 30, 2016. The decrease in segment profit was due to the decreased revenues detailed above, which were only partially offset by decreased warranty and other costs discussed above.

Air Medical - Air Medical segment revenues were $122.6 million for the six months ended June 30, 2017, compared to $145.6 million for the six months ended June 30, 2016, a decrease of $23.0 million. Operating revenues in our traditional provider programs decreased $21.4 million due to a reduction in our overseas operations, partially offset by a $2.4 million increase in revenues from our U.S.-based traditional provider programs. Revenues from our independent provider programs decreased $1.6 million primarily due to a less favorable payor mix, partially offset by increased transports. Patient transports were 9,418 for the six months ended June 30, 2017, compared to 9,326 for the same period in the prior year.

The number of aircraft available for use in the segment at June 30, 2017 was 104 compared to 105 at June 30, 2016. Since June 30, 2016, we added two light aircraft to our Air Medical segment, which were offset by our sale or disposition of two medium aircraft in the Air Medial segment since such date. Change in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $101.2 million for the six months ended June 30, 2017, compared to $116.0 million for the six months ended June 30, 2016, a decrease of $14.8 million. Employee compensation expenses decreased $5.7 million due to a reduction in personnel. There were also decreases in component repair costs of $2.1 million due to a decrease in scheduled maintenance for certain model types, and a decrease of $5.8 million in cost of goods sold related to certain items that were previously billed on a cost plus basis under our former Middle East contract. There was a decrease in aircraft warranty costs of $1.1 million, primarily due to a credit related to the cancellation of the above-described warranty program on some our medium aircraft fleet. The cancellation of this warranty program resulted in a credit of $1.0 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. Other items decreased $0.1 million, net.

Selling, general and administrative segment expenses were $6.1 million for the six months ended June 30, 2017 and $5.3 million for the six months ended June 30, 2016. The $0.8 million increase is primarily related to higher employee incentive compensation costs.

Air Medical segment profit was $15.2 million for the six months ended June 30, 2017, compared to a segment profit of $24.3 million for the six months ended June 30, 2016. The decrease in profit is primarily attributable to the decreased revenues described above, partially offset by the decreased aircraft operating expenses described above.

Technical Services - Technical Services segment revenues were $12.1 million for the six months ended June 30, 2017, compared to $13.9 million for the six months ended June 30, 2016, a decrease of $1.8 million. Direct expense decreased $0.9 million compared to the prior year six months. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer. Technical Services segment profit was $2.6 million for the six months ended June 30, 2017, compared to $3.7 million for the six months ended June 30, 2016.

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

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $2.3 million at June 30, 2017, compared to $2.6 million at December 31, 2016. Short-term investments were $237.4 million at June 30, 2017, compared to $289.8 million at December 31, 2016. We also had $12.4 million and $13.0 million in restricted investments at June 30, 2017 and December 31, 2016, respectively, securing outstanding letters of credit and a bond for foreign operations.

As noted in greater detail above, current weakness in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015, and we expect further reductions in the operating revenues and net profit of our Oil and Gas segment in future periods as compared to 2016. These reductions have caused us to use a portion of our short-term investments to fund operations, including an 18% decrease in our short-term investments over the first six months of 2017. Nonetheless, we continue to hold substantial short-term investments and have no debt coming due within one year. For these reasons, we expect to be able to fund operations beyond next year even if the oil and gas industry remains challenged over that period. We further expect, however, that our liquidity may ultimately be negatively impacted if the current weakness of the oil and gas industry persists for a prolonged period.

Operating Activities - Net cash used in operating activities was $7.9 million for the six months ended June 30, 2017, compared to net cash provided of $0.8 million for the same period in 2016, a decrease of $8.7 million. Cash receipts from customers were down $49.8 million when compared to the first six months of last year. This decrease in cash receipts was due to a $24.1 million decrease in revenues from our Oil and Gas segment due to the downturn in the industry, and a $25.2 million decrease in revenues from our Air Medical segment due to the termination of the Middle East contract in late 2016. The decrease in cash receipts was partially offset by a reduction in payments to vendors of $41.3 million, due to the decreased scope of operations.

Investing Activities - Net cash provided by investing activities was $8.7 million for the six months ended June 30, 2017, compared to cash used of $31.6 million for the same period in 2016. Net sales of short-term investments provided $52.7 million of cash during the six months ended June 30, 2017, compared to $2.6 million used in the comparable prior year period. Gross proceeds from asset dispositions were less than $0.1 million during the six months of 2017, compared to $11.0 million for the same period in 2016. Capital expenditures were $43.9 million for the six months ended June 30, 2017, compared to $39.9 million for the same period in 2016. Capital expenditures for aircraft and aircraft improvements accounted for $42.8 million and $38.1 million of these totals for the six months ended 2017 and 2016, respectively. During the second quarter of 2017, we purchased a heavy aircraft from a lessor and two medium aircraft. During the same period of 2016, we took delivery of one heavy aircraft.

Financing Activities - Financing activities during the six months of 2017 included net payments of $0.8 million on our revolving credit facility and $0.3 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees. Financing activities during the first half of 2016 included net borrowings of $30.2 million on our revolving credit facility and $0.5 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

For additional information on our cash flows, see our condensed consolidated statements of cash flows included in Item 1 of Part I of this report.

Long-Term Debt

As of June 30, 2017, we owed $633.2 million under our total long-term debt, consisting of $500.0 million principal amount of 5.25% Senior Notes due 2019 (excluding debt issuance costs) and $133.2 million borrowed under our revolving credit facility.

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

At June 30, 2017, we had $133.2 million in borrowings under our credit facility. At the same date in 2016, we had $95.0 million in borrowings under our credit facility. We also have outstanding a letter of credit for $7.6 million issued under our $150.0 million credit facility that reduces the amount we can borrow under that facility.

Other - We maintain a separate letter of credit facility described in Note 5 that had $12.4 million and $13.0 million letters of credit outstanding at June 30, 2017 and December 31, 2016, respectively.

For additional information on our long-term debt and letters of credit, see Note 5.
Contractual Obligations

The table below sets out our contractual obligations as of June 30, 2017, related to our aircraft and other operating lease obligations, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheets included in this report. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of June 30, 2017. As of June 30, 2017, we leased 19 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2017(1)	2018	2019	2020	2021	Beyond 2021
		(Thousands of dollars)
Aircraft lease obligations	$191,401	$18,500	$34,705	$30,226	$26,387	$26,253	$55,330
Other lease obligations	13,788	3,144	4,129	3,088	2,189	1,181	57
Long-term debt (2)	633,225	—	133,225	500,000	—	—	—
Senior notes interest (2)	52,500	13,125	26,250	13,125	—	—	—
	$890,914	$34,769	$198,309	$546,439	$28,576	$27,434	$55,387

(1)	Payments due during the last six months of 2017 only.

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

The table above reflects only contractual obligations as of June 30, 2017 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

As of June 30, 2017, we had options to purchase aircraft under leases becoming exercisable in 2017 through 2020. The aggregate option purchase prices are $18.5 million in 2017, $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. In the second quarter of 2017, we purchased one heavy aircraft from a lessor for $17.0 million. Under current conditions, we believe it is unlikely that we will exercise the remaining 2017 purchase options, unless opportunistic conditions arise.

We intend to fund the above-described contractual obligations and any exercised purchase options through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, refinancing transactions or sale-leaseback transactions.

For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $137.6 million weighted average loan balance during the six months ended June 30, 2017, a 10% increase (0.3474%) in interest rates would have reduced our annual pre-tax earnings approximately $0.5 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At June 30, 2017, the market value of the notes was approximately $463.0 million, based on quoted market prices. See Note 4.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2017, we withheld from employees and canceled 12,151 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2017 – June 30, 2017	12,151	$10.28

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

None.

Item 5.    OTHER INFORMATION

None.

 Item 6.    EXHIBITS
(a)Exhibits

3.1	(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2017, filed May 9, 2017).

	(ii)	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) to PHI’s Report on Form 10-Q for the quarterly period ended September 30, 2015, filed November 6, 2015).

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

PHI, Inc.

August 4, 2017	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 4, 2017	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer