Form 10-Q
period 2017-09-30
PHI INC
filed 2017-11-03
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________
 FORM 10-Q
___________________________________________________________

 ☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).                                                      Yes:  ☐    No:  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,893,895 shares

PHI, INC.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$2,991	$2,596
Short-term investments	204,036	289,806
Accounts receivable – net
Trade	140,434	128,662
Other	12,303	9,603
Inventories of spare parts – net	79,245	70,402
Prepaid expenses	12,006	9,259
Deferred income taxes	10,798	10,798
Income taxes receivable	509	540
Total current assets	462,322	521,666
Property and equipment – net	910,327	903,977
Restricted cash and investments	12,396	13,038
Other assets	9,032	9,759
Total assets	$1,394,077	$1,448,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,607	$28,704
Accrued and other current liabilities	33,703	28,346
Total current liabilities	64,310	57,050
Long-term debt:
Revolving credit facility	100,000	134,000
Senior Notes issued March 17, 2014, net of debt issuance costs of $1,818 and $2,753, respectively	498,182	497,247
Deferred income taxes	141,420	151,713
Other long-term liabilities	8,104	8,652
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding	291	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,893,895 and 12,779,646 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,289	1,278
Additional paid-in capital	307,054	304,246
Accumulated other comprehensive loss	(244)	(478)
Retained earnings	273,671	294,441
Total shareholders’ equity	582,061	599,778
Total liabilities and shareholders’ equity	$1,394,077	$1,448,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues, net	$150,167	$158,093	$431,209	$489,245
Expenses:
Direct expenses	136,786	144,938	400,250	449,909
Selling, general and administrative expenses	11,401	13,381	38,691	36,832
Total operating expenses	148,187	158,319	438,941	486,741
Gain (loss) on disposal of assets	(4)	85	3	(3,854)
Equity in (earnings) loss of unconsolidated affiliates, net	(438)	198	1,556	274
Operating income (loss)	2,422	(509)	(9,291)	6,084
Interest expense	8,027	7,719	24,305	22,792
Other income – net	(706)	(462)	(2,474)	(1,571)
	7,321	7,257	21,831	21,221
Loss before income taxes	(4,899)	(7,766)	(31,122)	(15,137)
Income tax benefit	(1,622)	(2,799)	(9,324)	(5,515)
Net loss	$(3,277)	$(4,967)	$(21,798)	$(9,622)
Weighted average shares outstanding:
Basic	15,799	15,683	15,750	15,655
Diluted	15,799	15,683	15,750	15,655
Net loss per share:
Basic	$(0.21)	$(0.32)	$(1.38)	$(0.61)
Diluted	$(0.21)	$(0.32)	$(1.38)	$(0.61)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) earnings	$(3,277)	$(4,967)	$(21,798)	$(9,622)
Unrealized gain (loss) on short-term investments	41	(494)	370	523
Changes in pension plan assets and benefit obligations	(24)	1	(2)	3
Tax effect of the above-listed adjustments	(8)	178	(134)	(229)
Total comprehensive (loss) income	$(3,268)	$(5,282)	$(21,564)	$(9,325)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(9,622)	(9,622)
Unrealized gain on short-term investments	—	—	—	—	—	294	—	294
Changes in pension plan assets and benefit obligations	—	—	—	—	—	2	—	2
Amortization of unearned stock-based compensation	—	—	—	—	4,334	—	—	4,334
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	128	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(28)	(3)	(528)	—	—	(531)
Retirement of treasury stock	—	—	(8)	—	—	—	—	—
Balance at September 30, 2016	2,906	$291	12,777	$1,278	$308,690	$(271)	$311,499	$621,487

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778
Net loss	—	—	—	—	—	—	(21,798)	(21,798)
Unrealized gain on short-term investments	—	—	—	—	—	235	—	235
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	3,074	—	—	3,074
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	136	13	(10)	—	—	3
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(22)	(2)	(256)	—	—	(258)
Cumulative effect adjustment of unrecognized tax benefits	—	—	—	—	—	—	1,028	1,028
Balance at September 30, 2017	2,906	$291	12,893	$1,289	$307,054	$(244)	$273,671	$582,061
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(21,798)	$(9,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,593	53,054
Deferred income taxes	(9,416)	(6,775)
Loss (gain) on asset dispositions	3	(3,854)
Equity in loss of unconsolidated affiliate, net	1,556	274
Inventory valuation reserves	(3)	3,766
Changes in operating assets and liabilities	(22,803)	(43,991)
Net cash (used in) provided by operating activities	(1,868)	(7,148)
Investing activities:
Purchase of property and equipment	(49,227)	(74,950)
Proceeds from asset dispositions	21	13,233
Purchase of short-term investments	(268,525)	(263,204)
Proceeds from sale of short-term investments	354,250	259,322
Payment of deposits on aircraft	—	(197)
Loan to unconsolidated affiliate	—	(1,200)
Net cash provided by (used in) investing activities	36,519	(66,996)
Financing activities:
Proceeds from line of credit	99,150	213,900
Payments on line of credit	(133,150)	(139,000)
Repurchase of common stock	(256)	(524)
Net cash (used in) provided by financing activities	(34,256)	74,376
Decrease in cash	395	232
Cash, beginning of period	2,596	2,407
Cash, end of period	$2,991	$2,639
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$29,536	$28,258
Income taxes	$1,213	$2,856
Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$21	$3,717
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

Recently Adopted Accounting Pronouncements - Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued by the Financial Accounting Standards Board (“FASB”) in March 2016. This new standard requires that excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. As a result, during the first quarter of 2017 we recorded a cumulative-effect adjustment of $1.0 million increasing retained earnings and decreasing deferred tax liability on our balance sheet dated September 30, 2017.  Accordingly, we recorded income tax expense of $1.6 million in our consolidated statement of income for the nine months ended September 30, 2017, in recognition of excess tax deficiencies related to equity compensation. Under this new standard, the corresponding cash flows are now reflected in cash provided by operating activities instead of financing activities, as was previously required.

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
New Accounting Pronouncements - In May 2014, the FASB issued Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard will be effective for the Company beginning on January 1, 2018. Revenues from our Oil and Gas segment and Air Medical segment hospital contracts are primarily comprised of a fixed monthly fee for a particular model of aircraft, plus a variable component based on flight time. Under the independent provider programs of our Air Medical segment, our revenues are based on a flat rate plus a variable charge per patient-loaded mile, and are recorded net of contractual allowances. We also generate revenue on a cost-plus basis in our Technical Services segment. Based on our initial assessment, we do not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements.  Remaining implementation matters include establishing new policies, procedures, and controls and quantifying any adoption date adjustments.  We plan to adopt this standard on January 1, 2018 utilizing the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. We are currently evaluating the effects of this standard, and expect the adoption of this standard will result in a material change to our consolidated assets and liabilities based on our lease portfolio as of September 30, 2017. We plan to adopt this standard beginning January 1, 2019.
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
Investments consisted of the following as of September 30, 2017:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,278	$—	$—	$5,278
Commercial paper	9,423	—	(10)	9,413
U.S. Government agencies	13,505	—	(14)	13,491
Corporate bonds and notes	188,515	3	(283)	188,235
Subtotal	216,721	3	(307)	216,417
Deferred compensation plan assets included in other assets	2,630	—	—	2,630
Total	$219,351	$3	$(307)	$219,047

Investments consisted of the following as of December 31, 2016:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$—	$—	$18,118
Commercial paper	27,906	—	(39)	27,867
U.S. government agencies	13,295	—	(32)	13,263
Corporate bonds and notes	244,202	2	(622)	243,582
Subtotal	303,521	2	(693)	302,830
Deferred compensation plan assets included in other assets	2,394	—	—	2,394
Total	$305,915	$2	$(693)	$305,224

At September 30, 2017 and December 31, 2016, we classified $12.4 million and $13.0 million respectively, of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as Restricted cash and investments, as they are securing outstanding letters of credit with maturities beyond one year and a bond relating to foreign operations.
The following table presents the cost and fair value of our debt investments based on maturities as of:

	September 30, 2017		December 31, 2016
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$133,633	$133,481	$184,587	$184,334
Due within two years	77,810	77,658	100,816	100,378
Total	$211,443	$211,139	$285,403	$284,712

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	September 30, 2017		December 31, 2016
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial paper	1.236	228	1.001	184
U.S. Government agencies	1.213	325	0.970	400
Corporate bonds and notes	1.715	295	1.745	318

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	September 30, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial paper	$9,413	$(10)	$27,867	$(39)
U.S. Government agencies	9,495	(10)	13,263	(32)
Corporate bonds and notes	102,767	(173)	210,836	(602)
Total	$121,675	$(193)	$251,966	$(673)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	September 30, 2017		December 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$3,996	$(4)	$—	$—
Corporate bonds and notes	77,187	(110)	24,196	(20)
Total	$81,183	$(114)	$24,196	$(20)
From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at September 30, 2017 or December 31, 2016. We have also determined that we did not have any other than temporary impairments relating to credit losses on debt securities for the quarter ended September 30, 2017. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

3. REVENUE RECOGNITION AND VALUATION ACCOUNTS
We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $6.1 million and $6.0 million at September 30, 2017, and December 31, 2016, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $129.2 million and $111.9 million as of September 30, 2017 and December 31, 2016, respectively. The allowance for uncompensated care was $47.7 million and $46.3 million as of September 30, 2017 and December 31, 2016, respectively.
Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $1.3 million and $2.2 million for the quarters ended September 30, 2017 and 2016, respectively. The value of these services was $5.7 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively. The estimated cost of providing charity services was $0.3 million for the quarter ended September 30, 2017 and $0.5 million for the quarter ended September 30, 2016. The estimated cost of providing charity services was $1.3 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.
The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) as of the dates listed below was as follows:

	September 30, 2017	December 31, 2016
Allowance for Contractual Discounts	58%	56%
Allowance for Uncompensated Care	21%	23%

Under a three-year contract that commenced on September 29, 2012, our Air Medical affiliate provided multiple services to a customer in the Middle East, including helicopter leasing, emergency medical helicopter flight services, aircraft maintenance, provision of spare parts, insurance coverage for the customer-owned aircraft, training services, and base construction. Each of the major services mentioned above qualified as separate units of accounting under the accounting guidance for such arrangements. The selling price for each specific service was determined based upon third-party evidence and estimates. As discussed in greater detail in our Form 10-K for the year ended December 31, 2016 and elsewhere herein, this contract, after being extended one year, lapsed on September 30, 2016.
We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $18.4 million and $17.3 million at September 30, 2017 and December 31, 2016, respectively.
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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		September 30, 2017
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,278	$5,278	$—
Commercial paper	9,413	—	9,413
U.S. Government agencies	13,491	—	13,491
Corporate bonds and notes	188,235	—	188,235
	216,417	5,278	211,139
Deferred compensation plan assets	2,630	2,630	—
Total	$219,047	$7,908	$211,139

		December 31, 2016
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$18,118	$—
Commercial paper	27,867	—	27,867
U.S. government agencies	13,263	—	13,263
Corporate bonds and notes	243,582	—	243,582
	302,830	18,118	284,712
Deferred compensation plan assets	2,394	2,394	—
Total	$305,224	$20,512	$284,712

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
Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at September 30, 2017 and December 31, 2016. Our determination of the estimated fair value of our 5.25% Senior Notes due 2019 and our revolving credit facility debt is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes due 2019, based on quoted market prices, was $489.2 million and $474.4 million at September 30, 2017 and December 31, 2016, respectively.

5. LONG-TERM DEBT
The components of long-term debt as of the dates indicated below were as follows:

	September 30, 2017		December 31, 2016
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$1,818	$500,000	$2,753
Revolving Credit Facility due October 1, 2018 with a group of commercial banks, interest payable at variable rates	100,000	—	134,000	—
Total long-term debt	$600,000	$1,818	$634,000	$2,753
Our 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by each of PHI, Inc.’s wholly-owned domestic subsidiaries, and are the general, unsecured obligations of PHI, Inc. and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2016 at specified redemption prices. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.
Revolving Credit Facility – We have an amended and restated revolving credit facility (our “credit facility”) that matures on October 1, 2018. Under this facility, we can borrow up to $150.0 million at floating interest rates based on either the London Interbank Offered Rate plus 225 basis points or the prime rate (each as defined in our credit facility), at our option. Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $450.0 million (with all such terms or amounts as defined in or determined under our credit facility). As of September 30, 2017, we believe we were in compliance with these covenants.
Letter of Credit Facility - We maintain a separate letter of credit facility that had $12.3 million and $13.0 million in letters of credit outstanding at September 30, 2017 and December 31, 2016 respectively. We have letters of credit securing our workers compensation policies, a traditional provider contract, and a bond relating to foreign operations.
We also have outstanding a letter of credit for $7.8 million issued under our $150.0 million credit facility that reduces the amount we can borrow under that facility. The letter of credit was issued to guaranty our performance under an international contract that was awarded in late 2016.
Other - Cash paid to fund interest expense under our outstanding indebtedness was $14.3 million for the quarter ended September 30, 2017 and $13.9 million for the quarter ended September 30, 2016. Cash paid to fund interest expense under our outstanding indebtedness was $29.5 million for the nine months ended September 30, 2017 and $28.3 million for the nine months ended September 30, 2016.
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

6. EARNINGS PER SHARE
The components of basic and diluted earnings per share for the quarter and nine months ended September 30, 2017 and 2016 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,799	15,683	15,750	15,655
Dilutive effect of unvested restricted stock units	—	—	—	—
Weighted average outstanding shares of common stock, diluted (1)	15,799	15,683	15,750	15,655

(1)
For the three months ended September 30, 2017 and 2016, 0 and 52,126 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively as they were anti-dilutive to earnings per share. For the nine months ended September 30, 2017 and 2016, 0 and 22,221 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION
We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the nine months and quarter ended September 30, 2017 and 2016.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$582	$631	$1,678	$1,847
Performance-based restricted stock units	689	823	1,396	2,502
Total stock-based compensation expense	$1,271	$1,454	$3,074	$4,349
During the quarter and nine months ended September 30, 2017, 26,296 and 472,913 time-based restricted units, respectively, and 4,646 and 371,045 performance-based restricted units were awarded to managerial employees.
During the quarter and nine months ended September 30, 2016, 10,992 and 25,280 time-based restricted units, respectively, and 2,318 and 310,481 performance-based restricted units were awarded to managerial employees, respectively.
8. ASSET DISPOSALS
During the third quarter of 2017, we disposed of one medium aircraft and related parts inventory utilized in the Oil and Gas segment. This aircraft no longer met our strategic needs. During the first two quarters of 2017, we disposed of five medium aircraft and related parts inventory in the Oil & Gas segment. These aircraft no longer met our strategic needs.
During the third quarter of 2016, we sold four light aircraft previously utilized in the Oil and Gas segment. Cash proceeds totaled $2.2 million, resulting in a $0.1 million loss on the sale of these assets. In the first two quarters of 2016 we sold five light and three medium aircraft and related parts inventory utilized in the Oil and Gas segment. Cash proceeds totaled $11.0 million, resulting in a gain on the sale of these assets of $3.9 million. These aircraft no longer met our strategic needs.
9. COMMITMENTS AND CONTINGENCIES
Commitments – We currently have no aircraft purchase commitments.
Total aircraft deposits of $0.5 million were included in Other Assets as of September 30, 2017. This amount represents a deposit on a future lease buyout option. In the event we do not exercise the buyout option, the deposit will be applied against lease payments.
As of September 30, 2017, we had options to purchase aircraft under leases, with such purchase options becoming exercisable in 2018 through 2020. The aggregate option purchase prices are $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise the 2018 purchase options, unless opportunistic conditions arise.
Environmental Matters – PHI has recorded an estimated liability of $0.15 million as of September 30, 2017 for environmental response costs. Previously, PHI conducted environmental surveys of its former Lafayette Facility located at the Lafayette Regional Airport, which we vacated in 2001, PHI has determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, PHI has performed groundwater sampling of the required groundwater monitor well installations at both parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, PHI provided groundwater sample results semi-annually to the LDEQ for both parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on PHI’s working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, PHI believes that ultimate remediation costs for the subject parcels will not be material to PHI’s consolidated financial position, operations or cash flows.
Legal Matters – On September 25, 2017, we brought a suit in the U.S. District Court for the Western District of Louisiana against Office & Professional Employees International Union and Office & Professional Employees International Union, Local 108 (Civil Action No. 6:17 cv 01216), which collectively represent our domestic pilot workforce. In this suit, we seek declaratory relief and other remedies under federal law to confirm that we can increase the wages of most of our unionized pilots and provide enhanced benefits of employment without negotiating these proposed changes with the defendants. We are in the early stages of this proceeding.
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
At September 30, 2017, we had approximately $194.9 million in aggregate commitments under operating leases of which approximately $10.7 million is payable through the fourth quarter of 2017. The total lease commitments include $182.0 million for aircraft and $12.9 million for facility lease commitments.
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
Oil and Gas Segment - Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 30 or more years, and ENI Petroleum, with whom we have worked for more than 15 years. At September 30, 2017, we had available for use 126 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus a variable payments based on the amount of flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an "ad-hoc" basis. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of a portion of these costs above a contracted amount is included in revenue. We typically operate under fixed-term contracts with our customers, a substantial portion of which are competitively bid.

Our fixed-term contracts have terms of one to seven years (subject to provisions permitting early termination by the customers), with payment in U.S. dollars. For the quarters September 30, 2017 and 2016, respectively, approximately 50% and 49% of our total operating revenues were generated by our Oil and Gas segment, with approximately 89% and 92% of these revenues from fixed-term customer contracts. For the nine months ended September 30, 2017 and 2016, respectively, approximately 51% of our total operating revenues were generated by our Oil and Gas segment, with approximately 90% and 92% of these revenues from fixed-term customer contracts. The remaining 10% and 8% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.
Air Medical Segment - The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S. As of September 30, 2017, our Air Medical segment operated approximately 105 aircraft in 18 states at 72 separate locations.

Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded or renewed through competitive bidding. For the quarter ended September 30, 2017 and 2016, approximately 47% and 47% of our total operating revenues were generated by our Air Medical segment, respectively. For the nine months ended September 30, 2017 and 2016, approximately 45% of our total operating revenues were generated by our Air Medical segment.

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
Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for contractual discounts	65%	65%	66%	67%
Provision for uncompensated care	6%	9%	7%	6%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Insurance	73%	75%	72%	72%
Medicare	17%	17%	18%	18%
Medicaid	9%	8%	9%	9%
Self-Pay	1%	—%	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty. Those contracts generated approximately 15% and 27% of the segment’s revenues for the quarters ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, these contracts generated approximately 17% and 29% of the segment's revenues, respectively.
Technical Services Segment - Our Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above our service costs. We also periodically provide flight services to governmental customers under this segment, including our agreement to operate six aircraft for the National Science Foundation in Antarctica, typically in the first and fourth quarters each year. Also included in this segment are our proprietary Helipass operations, which provide software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.
For the quarter ended September 30, 2017 and 2016, approximately 3% and 4%, respectively, of our total operating revenues were generated by our Technical Services segment. For the nine months ended September 30, 2017 and 2016, approximately 4%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Segment operating revenues, net
Oil and Gas	$75,700	$77,551	$222,098	$249,173
Air Medical	70,280	74,482	192,840	220,089
Technical Services	4,187	6,060	16,271	19,983
Total operating revenues, net	150,167	158,093	431,209	489,245
Segment direct expenses (1)
Oil and Gas (2)	81,467	82,832	236,878	262,148
Air Medical	51,120	56,562	152,363	172,603
Technical Services	3,761	5,742	12,565	15,432
Total segment direct expenses	136,348	145,136	401,806	450,183
Segment selling, general and administrative expenses
Oil and Gas	1,148	1,705	4,501	4,838
Air Medical	3,136	3,056	9,280	8,293
Technical Services	338	266	1,032	763
Total segment selling, general and administrative expenses	4,622	5,027	14,813	13,894
Total segment expenses	140,970	150,163	416,619	464,077
Net segment (loss) profit
Oil and Gas	(6,915)	(6,986)	(19,281)	(17,813)
Air Medical	16,024	14,864	31,197	39,193
Technical Services	88	52	2,674	3,788
Total net segment profit	9,197	7,930	14,590	25,168

Other, net (3)	710	377	2,471	5,425
Unallocated selling, general and administrative costs (1)	(6,779)	(8,354)	(23,878)	(22,938)
Interest expense	(8,027)	(7,719)	(24,305)	(22,792)
(Loss) earnings before income taxes	$(4,899)	$(7,766)	$(31,122)	$(15,137)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$9,615	$10,616	$29,301	$30,558
Air Medical	4,885	5,267	15,581	14,654
Technical Services	146	141	440	426
Total	$14,646	$16,024	$45,322	$45,638
Unallocated SG&A	$1,936	$2,269	$5,271	$7,416

(2)	Includes Equity in (earnings) of unconsolidated affiliates, net.

(3)	Consists of (gains) losses on disposition of property and equipment and other income.

11. INVESTMENT IN VARIABLE INTEREST ENTITY AND OTHER INVESTMENTS AND AFFILIATES
We account for our investment in certain international operations as variable interest entities, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest.

PHI Century Limited - As of September 30, 2017, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended September 30, 2017, we recorded income in equity of this unconsolidated affiliate of $0.1 million compared to a loss of $0.2 million for the quarter ended September 30, 2016 relative to our 49% equity ownership. For the nine months ended September 30, 2017 and 2016, we recorded a loss in equity of this unconsolidated affiliate of $1.0 million and $0.3 million relative to our 49% equity ownership, respectively. We had $3.6 million and $2.0 million of trade receivables as of September 30, 2017 and December 31, 2016, respectively, from PHIC. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $0.4 million and $0.2 million at September 30, 2017 and December 31, 2016, respectively.

PHI-HNZ Australia Ltd - In the fourth quarter of 2016, the Company and HNZ Group, Inc. ("HNZ") jointly formed PHI-HNZ Australia Pty Ltd. ("PHI-HNZ"), a legal entity held 50% by PHI, Inc. and 50% by HNZ, to provide helicopter transportation services in support of a gas development project offshore of western Australia. PHI-HNZ began operations in April, 2017. For the quarter ended September 30, 2017, we recorded $0.5 million of income in equity of this unconsolidated affiliate. For the nine months ended September 30, 2017, we recorded a loss in equity of unconsolidated affiliate of $0.5 million, primarily related to startup costs associated with the contract. We had $5.9 million of trade receivables as of September 30, 2017 from PHI-HNZ. Our investment in common stock of PHI-HNZ is included in other long-term liabilities on our Consolidated Balance Sheets and was $(0.5) million at September 30, 2017.
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

Due to the growth of our international affiliates in Trinidad and Australia which no longer qualify as minor subsidiaries under regulation S-X 210.3-10(h)6, we began reporting all of our non-guarantors subs in a separate column beginning with the quarter ended June 30, 2017.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$50	$1,071	$1,870	$—	$2,991
Short-term investments	204,036	—	—	—	204,036
Accounts receivable – net	77,061	71,727	14,721	(10,772)	152,737
Intercompany receivable	—	120,376	—	(120,376)	—
Inventories of spare parts – net	70,617	8,628	—	—	79,245
Prepaid expenses	9,916	1,948	142	—	12,006
Deferred income taxes	10,798	—	—	—	10,798
Income taxes receivable	500	9	—	—	509
Total current assets	372,978	203,759	16,733	(131,148)	462,322

Investment in subsidiaries	390,840	—	—	(390,840)	—
Property and equipment – net	621,885	287,841	601	—	910,327
Restricted cash and investments	12,381	—	15	—	12,396
Other assets	8,076	956	—	—	9,032
Total assets	$1,406,160	$492,556	$17,349	$(521,988)	$1,394,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,587	$3,557	$11,235	$(10,772)	$30,607
Accrued and other current liabilities	22,198	9,961	1,544	—	33,703
Intercompany payable	112,015	—	8,361	(120,376)	—
Total current liabilities	160,800	13,518	21,140	(131,148)	64,310

Long-term debt	598,182	—	—	—	598,182
Deferred income taxes and other long-term liabilities	65,117	83,891	516	—	149,524
Shareholders’ Equity:
Common stock and paid-in capital	308,634	77,951	1,375	(79,326)	308,634
Accumulated other comprehensive loss	(244)	—	—	—	(244)
Retained earnings	273,671	317,196	(5,682)	(311,514)	273,671
Total shareholders’ equity	582,061	395,147	(4,307)	(390,840)	582,061
Total liabilities and shareholders’ equity	$1,406,160	$492,556	$17,349	$(521,988)	$1,394,077

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$79,644	$70,692	$7,784	$(7,953)	$150,167
Expenses:
Direct expenses	83,727	51,247	9,765	(7,953)	136,786
Selling, general and administrative expenses	8,240	3,141	24	(4)	11,401
Total operating expenses	91,967	54,388	9,789	(7,957)	148,187
(Gain) Loss on disposal of assets, net	(4)	—	—	—	(4)
Equity in (income) loss of unconsolidated affiliates, net	112	—	(550)	—	(438)
Operating (loss) income	(12,431)	16,304	(1,455)	4	2,422
Equity in net income of consolidated subsidiaries	(14,850)	—	—	14,850	—
Interest expense	8,027	—	—	—	8,027
Other income, net	(709)	(1)	—	4	(706)
	(7,532)	(1)	—	14,854	7,321
(Loss) earnings before income taxes	(4,899)	16,305	(1,455)	(14,850)	(4,899)
Income tax (benefit) expense	(1,622)	—	—	—	(1,622)
Net (loss) earnings	$(3,277)	$16,305	$(1,455)	$(14,850)	$(3,277)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Quarter Ended September 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$79,532	$78,561	$—	$158,093
Expenses:
Direct expenses	83,188	61,750	—	144,938
Selling, general and administrative expenses	10,639	3,092	(350)	13,381
Total operating expenses	93,827	64,842	(350)	158,319
Loss on disposal of assets, net	85	—	—	85
Equity in loss of consolidated affiliate	198	—	—	198
Operating (loss) income	(14,578)	13,719	350	(509)
Equity in net income of consolidated subsidiaries	(8,372)	—	8,372	—
Interest expense	7,716	3	—	7,719
Other income, net	(812)	—	350	(462)
	(1,468)	3	8,722	7,257
(Loss) earnings before income taxes	(13,110)	13,716	(8,372)	(7,766)
Income tax (benefit) expense	(8,143)	5,344	—	(2,799)
Net (loss) earnings	$(4,967)	$8,372	$(8,372)	$(4,967)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$228,973	$197,022	$15,987	$(10,773)	$431,209
Expenses:
Direct expenses	238,669	155,434	16,920	(10,773)	400,250
Selling, general and administrative expenses	29,265	9,296	144	(14)	38,691
Total operating expenses	267,934	164,730	17,064	(10,787)	438,941
Loss (gain) on disposal of assets, net	4	(1)	—	—	3
Equity in loss (income) of unconsolidated affiliates, net	1,040	—	516	—	1,556
Operating (loss) income	(40,005)	32,293	(1,593)	14	(9,291)
Equity in net income of consolidated subsidiaries	(32,093)	—	—	32,093	—
Interest expense	24,283	22	—	—	24,305
Other income, net	(2,486)	(2)	—	14	(2,474)
	(10,296)	20	—	32,107	21,831
(Loss) earnings before income taxes	(29,709)	32,273	(1,593)	(32,093)	(31,122)
Income tax (benefit) expense	(7,911)	(1,413)	—	—	(9,324)
Net (loss) earnings	$(21,798)	$33,686	$(1,593)	$(32,093)	$(21,798)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Nine Months Ended September 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Operating revenues, net	$260,766	$228,479	$—	$489,245
Expenses:
Direct expenses	264,761	185,148	—	449,909
Selling, general and administrative expenses	28,914	8,766	(848)	36,832
Total operating expenses	293,675	193,914	(848)	486,741
Gain on disposal of assets, net	(3,854)	—	—	(3,854)
Equity in loss of unconsolidated affiliate	274	—	—	274
Operating (loss) income	(29,329)	34,565	848	6,084
Equity in net income of consolidated subsidiaries	(20,462)	—	20,462	—
Interest expense	22,762	30	—	22,792
Other income, net	(2,415)	(4)	848	(1,571)
	(115)	26	21,310	21,221
(Loss) earnings before income taxes	(29,214)	34,539	(20,462)	(15,137)
Income tax (benefit) expense	(19,592)	14,077	—	(5,515)
Net (loss) earnings	$(9,622)	$20,462	$(20,462)	$(9,622)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(3,277)	$16,305	$(1,455)	$(14,850)	$(3,277)
Unrealized gain on short-term investments	41	—	—	—	41
Changes in pension plan asset and benefit obligation	(24)	—	—	—	(24)
Tax effect of the above-listed adjustments	(8)	—	—	—	(8)
Total comprehensive (loss) income	$(3,268)	$16,305	$(1,455)	$(14,850)	$(3,268)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the Quarter Ended September 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(4,967)	$8,372	$(8,372)	$(4,967)
Unrealized gain on short-term investments	(494)	—	—	(494)
Changes in pension plan asset and benefit obligations	1	—	—	1
Tax effect of the above-listed adjustments	178	—	—	178
Total comprehensive (loss) income	$(5,282)	$8,372	$(8,372)	$(5,282)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(21,798)	$33,686	$(1,593)	$(32,093)	$(21,798)
Unrealized gain on short-term investments	370	—	—	—	370
Changes in pension plan asset and benefit obligation	(2)	—	—	—	(2)
Tax effect of the above-listed adjustments	(134)	—	—	—	(134)
Total comprehensive (loss) income	$(21,564)	$33,686	$(1,593)	$(32,093)	$(21,564)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the Quarter Ended September 30, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries (1)	Eliminations	Consolidated
Net (loss) earnings	$(9,622)	$20,462	$(20,462)	$(9,622)
Unrealized gain on short-term investments	523	—	—	523
Changes in pension plan asset and benefit obligations	3	—	—	3
Tax effect of the above-listed adjustments	(229)	—	—	(229)
Total comprehensive (loss) income	$(9,325)	$20,462	$(20,462)	$(9,325)

(1)	Foreign subsidiaries represent minor subsidiaries and are included in the guarantors’ subsidiaries amounts.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43,328)	$33,670	$7,790	$—	$(1,868)
Investing activities:
Purchase of property and equipment	(49,227)	—	—	—	(49,227)
Proceeds from asset dispositions	21	—	—	—	21
Purchase of short-term investments	(268,525)	—	—	—	(268,525)
Proceeds from sale of short-term investments	354,250	—	—	—	354,250
Net cash provided by (used in) investing activities	36,519	—	—	—	36,519
Financing activities:
Proceeds from line of credit	99,150	—	—	—	99,150
Payments on line of credit	(133,150)	—	—	—	(133,150)
Repurchase of common stock	(256)	—	—	—	(256)
Due to/from affiliate, net	41,079	(34,699)	(6,380)	—	—
Net cash provided by (used in) financing activities	6,823	(34,699)	(6,380)	—	(34,256)
Increase (decrease) in cash	14	(1,029)	1,410	—	395
Cash, beginning of period	36	2,100	460	—	2,596
Cash, end of period	$50	$1,071	$1,870	$—	$2,991

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

14.    SUBSEQUENT EVENT
On October 30, 2017, we entered into an arrangement agreement with HNZ Group Inc. (“HNZ”), 2075568 Alberta ULC (the "Canadian Purchaser”), and Don E. Wall. Under this agreement, the Canadian Purchaser had agreed to (i) acquire 100% of the capital stock of HNZ, with a portion of the purchase price funded with the proceeds of CAN$167.5 million of term loans from us (collectively, the “PHI Loan”), and (ii) sell to us HNZ’s offshore aviation services business in New Zealand, Australia, the Philippines and Papua New Guinea (the “Offshore Business”) as payment of most of the amount owed under the PHI Loan. The balance of the PHI Loan is expected to be repaid on or prior to December 31, 2019 or at such other time as mutually agreed between us and the Canadian Purchaser.

Completion of the transactions contemplated under the arrangement agreement is subject to various closing conditions, including receipt of HNZ shareholder approval and certain court approvals. Subject to these conditions, we currently anticipate acquiring the Offshore Business by the end of January 2018.

If the arrangement agreement is terminated under certain circumstances, HNZ may be obligated to make certain termination payments, including a termination fee of CAN$6.5 million payable to us.
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
Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Form 10-Q and other periodic reports filed by PHI, Inc. (“PHI” or the “Company” or “we,” “us” or “our”) under the Securities Exchange Act of 1934, and other written or oral statements made by it or on its behalf, are “forward-looking statements,” as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “goals,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions about future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties, and other factors that may cause our actual results to differ materially from the expectations, beliefs, and estimates expressed or implied in such forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed or implied in such forward-looking statements include but are not limited to the following: the ability of the parties to timely and successfully receive the approvals of shareholders and governmental entities required to consummate the transactions contemplated by our October 30, 2017 agreement with HNZ discussed elsewhere herein; reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control; our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry; any failure to maintain our strong safety record; our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft; our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets; the availability of adequate insurance; adverse changes in the value of our aircraft or our ability to sell them in the secondary markets; weather conditions and seasonal factors, including tropical storms and hurricanes; the effects of competition and changes in technology; the adverse impact of customers electing to terminate or reduce our services; the risk of work stoppages and other labor problems, the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls; the special risks of our air medical operations, including collections risks and potential medical malpractice claims; political, economic, payment, regulatory and other risks and uncertainties associated with our international operations; our substantial indebtedness and operating lease commitments; the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely; our ability to develop and implement successful business strategies; changes in fuel prices; changes in currency exchange rates; changes in our future cash requirements; environmental and litigation risks; the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in this and other annual, quarterly or current reports filed by us with the SEC. All of our above-described forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and the Risk Factors disclosures in our SEC filings. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, we may change our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.

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

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 82%, 74%, 65% and 61% of our Air Medical segment revenues for the nine months ended September 30, 2017, and the years ended December 31, 2016, 2015 and 2014, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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

Results of Operations
The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended September 30, 2017 and 2016.

	Quarter Ended September 30,		Favorable (Unfavorable)
	2017	2016
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues, net
Oil and Gas	$75,700	$77,551	$(1,851)
Air Medical	70,280	74,482	(4,202)
Technical Services	4,187	6,060	(1,873)
Total operating revenues, net	150,167	158,093	(7,926)
Segment direct expenses (1)
Oil and Gas (2)	81,467	82,832	1,365
Air Medical	51,120	56,562	5,442
Technical Services	3,761	5,742	1,981
Total segment direct expenses	136,348	145,136	8,788
Segment selling, general and administrative expenses
Oil and Gas	1,148	1,705	557
Air Medical	3,136	3,056	(80)
Technical Services	338	266	(72)
Total segment selling, general and administrative expenses	4,622	5,027	405
Total segment expenses	140,970	150,163	9,193
Net segment (loss) profit
Oil and Gas	(6,915)	(6,986)	71
Air Medical	16,024	14,864	1,160
Technical Services	88	52	36
Total net segment profit (2)	9,197	7,930	1,267

Other, net (3)	710	377	333
Unallocated selling, general and administrative costs (4)	(6,779)	(8,354)	1,575
Interest expense	(8,027)	(7,719)	(308)
(Loss) earnings before income taxes	(4,899)	(7,766)	2,867
Income tax benefit	(1,622)	(2,799)	(1,177)
Net loss	$(3,277)	$(4,967)	$1,690

Flight hours:
Oil and Gas	21,178	19,583	1,595
Air Medical (5)	9,743	9,681	62
Technical Services	—	14	(14)
Total	30,921	29,278	1,643

Air Medical Transports (6)	5,162	5,156	6

(1)	Includes Equity in (income) of unconsolidated affiliates, net.

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

	Quarter Ended September 30,
	2017	2016
Total net segment profit	$9,197	$7,930
Other, net	710	377
Unallocated selling, general and administrative costs	(6,779)	(8,354)
Interest expense	(8,027)	(7,719)
(Loss) before income taxes	$(4,899)	$(7,766)

(3)	Consists of net (gains) losses on disposition of property and equipment, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 2,283 flight hours associated with traditional provider contracts during the third quarter of 2017, compared to 2,550 flight hours in the prior year quarter.

(6)	Represents individual patient transports for the period.

The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2017	2016
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues, net
Oil and Gas	$222,098	$249,173	$(27,075)
Air Medical	192,840	220,089	(27,249)
Technical Services	16,271	19,983	(3,712)
Total operating revenues, net	431,209	489,245	(58,036)
Segment direct expenses (1)
Oil and Gas (2)	236,878	262,148	25,270
Air Medical	152,363	172,603	20,240
Technical Services	12,565	15,432	2,867
Total segment direct expenses	401,806	450,183	48,377
Segment selling, general and administrative expenses
Oil and Gas	4,501	4,838	337
Air Medical	9,280	8,293	(987)
Technical Services	1,032	763	(269)
Total segment selling, general and administrative expenses	14,813	13,894	(919)
Total segment expenses	416,619	464,077	47,458
Net segment (loss) profit
Oil and Gas	(19,281)	(17,813)	(1,468)
Air Medical	31,197	39,193	(7,996)
Technical Services	2,674	3,788	(1,114)
Total net segment profit	14,590	25,168	(10,578)

Other, net (3)	2,471	5,425	(2,954)
Unallocated selling, general and administrative costs (4)	(23,878)	(22,938)	(940)
Interest expense	(24,305)	(22,792)	(1,513)
(Loss) earnings before income taxes	(31,122)	(15,137)	(15,985)
Income tax benefit	(9,324)	(5,515)	3,809
Net loss	$(21,798)	$(9,622)	$(12,176)

Flight hours:
Oil and Gas	58,335	61,043	(2,708)
Air Medical (5)	27,787	27,889	(102)
Technical Services	511	546	(35)
Total	86,633	89,478	(2,845)

Air Medical Transports (6)	14,580	14,482	98

Aircraft operated at period end: (7)
Oil and Gas	126	139
Air Medical (8)	105	104
Technical Services	6	6
Total	237	249

(1)	Includes Equity in loss of unconsolidated affiliates, net.

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

	Nine Months Ended September 30,
	2017	2016
Total net segment profit	$14,590	$25,168
Other, net	2,471	5,425
Unallocated selling, general and administrative costs	(23,878)	(22,938)
Interest expense	(24,305)	(22,792)
Loss before income taxes	$(31,122)	$(15,137)

(3)	Consists of net (gains) losses on disposition of property and equipment, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 6,877 flight hours associated with traditional provider contracts during the nine months ended September 30, 2017, compared to 7,279 flight hours during the prior period year.

(6)	Represents individual patient transports for the period.

(7)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the date indicated.

(8)	Includes 6 aircraft as of September 30, 2017 that were owned or leased by customers but operated by us.

Quarter Ended September 30, 2017 compared with Quarter Ended September 30, 2016

Combined Operations

Operating Revenues - Operating revenues for the three months ended September 30, 2017 were $150.2 million, compared to $158.1 million for the three months ended September 30, 2016, a decrease of $7.9 million. Oil and Gas segment operating revenues decreased $1.9 million for the three months ended September 30, 2017, related primarily to decreased aircraft flight revenues for medium and heavy aircraft models. These decreases resulted predominately from fewer aircraft on contract, decreased flight hours for our medium aircraft models and decreased rates for our heavy aircraft models. Air Medical segment operating revenues decreased $4.2 million due principally to decreased traditional provider program revenues resulting from the termination of our overseas operations in late 2016, offset by an increase in revenue from our independent provider operations related to improve cash collections and lower allowances for doubtful accounts. Technical Services segment operating revenues decreased $1.9 million due primarily to a decrease in technical services provided to a third party customer.

Total flight hours for the three months ended September 30, 2017 were 30,921 compared to 29,278 for the three months ended September 30, 2016. Oil and Gas segment flight hours increased 1,595 hours, due to an increase in flight hours for light and heavy aircraft models, partially offset by a decrease in flight hours for our medium aircraft model. Air Medical segment flight hours increased 62 hours for the three months ended September 30, 2017, due to increased flight hours in our independent provider operations, partially offset by the decrease in flight hours due to the termination of our overseas operations. As discussed further below, individual patient transports in the Air Medical segment were 5,162 for the three months ended September 30, 2017, compared to transports of 5,156 for the three months ended September 30, 2016.

Direct Expenses - Direct operating expense was $136.3 million for the three months ended September 30, 2017, compared to $145.1 million for the three months ended September 30, 2016, a decrease of $8.8 million, or 6.0%. Employee compensation expense decreased $5.8 million primarily due to a reduction in employees in our Oil and Gas segment and a reduction in the number of employees in our Air Medical segment’s Middle East operations. Employee compensation expense represented approximately 44% and 46% of total direct expense for the quarters ended September 30, 2017 and 2016, respectively. We experienced an increase in aircraft warranty costs of $2.5 million as a result of increased flight hours for our heavy aircraft in our international operations. Costs of goods sold decreased $4.9 million due to the termination of our above-referenced Middle East operations and due to a reduction in services for a third party technical services customer. Aircraft lease expense decreased $1.0 million, spare parts expense decreased $1.4 million and aircraft component repair expense increased $1.6 million. Other items increased $0.2 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $11.4 million for the three months ended September 30, 2017, compared to $13.4 million for the three months ended September 30, 2016. The $2.0 million decrease was principally attributable to a $1.5 million of savings related to 2016 charges for aircraft lease returns that did not recur in 2017. The $2.0 is further attributable to a $0.2 million decrease in bad debt reserves and a $0.2 million decrease in equity-based compensation expense. Other items decreased $0.1 million, net.

Loss/Gain on Disposal of Assets, Net - The gain on asset dispositions for the three months ended September 30, 2017 was less than $0.1 million. For the three months ended September 30, 2016, we recorded a loss of less than $0.1 million.

Equity in (Income) Loss of Unconsolidated Affiliates - Equity in the loss of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. We also had equity in the income of our unconsolidated Australian affiliate of $0.5 million for the three months ended September 30, 2017. Our Australia affiliate commenced operations in April, 2017. See Note 11.

Interest Expense - Interest expense was $8.0 million for the three months ended September 30, 2017 and $7.7 million for the three months ended September 30, 2016. The $0.3 million increase is principally due to higher average outstanding debt balances.

Other Income, Net - Other income was $0.7 million for the three months ended September 30, 2017 compared to $0.5 million for the same period in 2016, and represents primarily interest income.

Income Taxes - Income tax benefit for the three months ended September 30, 2017 was $1.6 million compared to income tax benefit of $2.8 million for the three months ended September 30, 2016. Our $1.6 million income tax benefit for the quarter ended September 30, 2017 is attributable to our net loss from operations of $4.9 million. Our effective tax rate was 33% and 36% for the quarter ended September 30, 2017 and September 30, 2016, respectively.

Net (Loss) Earnings - Net loss for three months ended September 30, 2017 was $3.3 million compared to net loss of $5.0 million for the three months ended September 30, 2016. Loss before income taxes for the three months ended September 30, 2017 was $4.9 million compared to loss before income taxes of $7.8 million for the same period in 2016. Loss per diluted share was $0.21 for the current quarter compared to loss per diluted share of $0.32 for the prior year quarter. The decrease in loss before taxes for the quarter ended September 30, 2017 is attributable to a reduction in expenses in comparison to the third quarter of 2016, mentioned above. We had 15.8 million, and 15.7 million weighted average diluted common shares outstanding for the quarter ended September 30, 2017 and 2016, respectively.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $75.7 million for the three months ended September 30, 2017, compared to $77.6 million for the three months ended September 30, 2016, a decrease of $1.9 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 21,178 for the most recent quarter compared to 19,583 for the same quarter in the prior year, an increase of 1,595 flight hours. The decline in revenues is attributable to fewer aircraft on contract, lower utilization rates for medium aircraft models and a decrease in the number of heavy aircraft on contract, in each case due to reduced oil and gas exploration and production activities in response to lower prevailing commodity prices. Partially offsetting the decrease in revenue from our heavy and medium model types were increased revenues and flight hours from our light model types due to increased activity in the shallow waters of the Gulf of Mexico.

The number of aircraft available for use in the segment was 127 at September 30, 2017, compared to 139 at September 30, 2016. We have disposed of seven light and nine medium aircraft in the Oil and Gas segment since September 30, 2016. We also purchased two light aircraft in the Oil and Gas segment since September 30, 2016. Transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $81.5 million for the three months ended September 30, 2017, compared to $82.8 million for the three months ended September 30, 2016, a decrease of $1.3 million. Employee compensation expense decreased $3.0 million due to a reduction in employees. Aircraft lease expense decreased $.8 million due to fewer aircraft on lease. Gains or losses in the equity of our unconsolidated affiliates improved $0.6 million due to the April commencement of our Australian operations. We experienced an increase in aircraft warranty costs of $2.2 million as a result of increased flight hours for our heavy aircraft for our international operations. Aircraft component repairs increased $1.1 million. Other items decreased $0.2 million, net.

Selling, general and administrative segment expenses were $1.1 million for the three months ended September 30, 2017 and $1.7 million for the three months ended September 30, 2016.

Oil and Gas segment loss was $6.9 million for the three months ended September 30, 2017, compared to a loss of $7.0 million for the three months ended September 30, 2016. The $0.1 million decrease in segment loss is attributable to a $2.0 million decrease in expenses, partially offset by the $1.9 million decrease in revenues.

Air Medical - Air Medical segment revenues were $70.2 million for the three months ended September 30, 2017, compared to $74.5 million for the three months ended September 30, 2016. This decrease of $4.3 million is primarily attributable to decreased traditional provider program revenues resulting from the termination of our overseas operations (as discussed further below), partially offset by an increase in revenue from our independent provider operations related to improved cash collections and lower allowances for doubtful accounts. Patient transports were 5,162 for the three months ended September 30, 2017, compared to 5,156 for the same period in the prior year.

The number of aircraft available for use in the segment was 104 at September 30, 2017 and September 30, 2016. Since September 30, 2016 our Air Medical segment has received two light aircraft transferred from our Oil & Gas segment. These additions were offset by our sale or disposition of two medium aircraft in the Air Medical segment since such date.

Direct expense in our Air Medical segment was $51.1 million for the three months ended September 30, 2017, compared to $56.6 million for the three months ended September 30, 2016, a decrease of $5.5 million. Employee compensation costs decreased $3.0 million due to a reduction in personnel primarily relating to the termination of our 2012 Middle East contract. Cost of goods sold decreased $1.4 million related to certain items that were previously billed on a cost plus basis under our former Middle East contract. Helicopter rent decreased $0.1 million due to fewer aircraft on lease, aircraft parts cost decreased $0.8 million, and aircraft warranty costs decreased $0.1 million.

Selling, general and administrative segment expenses were $3.1 million for both the three months ended September 30, 2017 and the three months ended September 30, 2016.

Air Medical segment profit was $16.0 million for the three months ended September 30, 2017, compared to a segment profit of $14.9 million for the three months ended September 30, 2016. The $1.1 million increase in profit is primarily attributable to increased revenues and profit from our independent provider programs, partially offset by decreased revenues and profits from our traditional provider programs.

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

Technical Services - Technical Services segment revenues were $4.1 million for the three months ended September 30, 2017, compared to $6.1 million for the three months ended September 30, 2016. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer whose service requirements typically vary from period to period. Direct expenses decreased $2.0 million compared to the prior year three months, principally due to the decreased operations. Technical Services segment earnings were less than $0.1 million for the three months ended September 30, 2017, and September 30, 2016, respectively.

For additional information on our segments, see Note 10.
Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Combined Operations

Operating Revenues - Operating revenues for the nine months ended September 30, 2017 were $431.2 million, compared to $489.2 million for the nine months ended September 30, 2016, a decrease of $58.0 million. Oil and Gas segment operating revenues decreased $27.1 million for the nine months ended September 30, 2017, related primarily to decreased aircraft flight revenues for all model types resulting predominately from fewer aircraft on contract, decreased flight hours for our medium and heavy aircraft, and decreased rates. Air Medical segment operating revenues decreased $27.2 million due principally to decreased traditional provider program revenues resulting from reduced overseas operations. This decrease was partially offset by increased revenues attributable to our independent provider programs and our U.S.-based traditional provider programs. Technical Services segment operating revenues decreased $3.7 million due to variations in the level of services provided to a third party customer under projects discussed further below.

Total flight hours for the nine months ended September 30, 2017 were 86,633 compared to 89,478 for the nine months ended September 30, 2016. Oil and Gas segment flight hours decreased 2,708 hours, due to decreases in flight hours for medium and heavy aircraft models. Air Medical segment flight hours decreased 102 hours compared to the same period in the prior year, primarily due to decreased flight hours in our overseas traditional provider program. Individual patient transports in the Air Medical segment were 14,580 for the nine months ended September 30, 2017, compared to 14,482 transports for the nine months ended September 30, 2016.

Direct Expenses - Direct operating expense was $401.8 million for the nine months ended September 30, 2017, compared to $450.2 million for the nine months ended September 30, 2016, a decrease of $48.4 million, or 10.8%. Employee compensation expense decreased $22.2 million due to a reduction in employees in our Oil and Gas and Air Medical segments. Employee compensation expense represented approximately 46% of total direct expense for the nine months ended September 30, 2017 and September 30, 2016. In addition, we experienced decreases in aircraft warranty costs of $9.3 million primarily due to a credit related to the cancellation of a warranty program on some of the medium aircraft fleet, and decreased flight hours. The cancellation of the warranty program resulted in a non-recurring credit of $9.8 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. We also had decreases in component repair cost of $1.0 million and aircraft parts costs of $4.0 million (representing 6% and 4% of total direct expense, respectively), as a result of the reduction in flight hours. Costs of goods sold decreased $12.1 million due to fewer services provided to an external customer by our Technical Services segment, and a decrease in certain items that are billed on a cost plus basis in our Technical Services segment. Other items increased $0.2 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $38.7 million for the nine months ended September 30, 2017, compared to $36.8 million for the nine months ended September 30, 2016, an increase of $1.9 million. We incurred $3.2 million of severance costs related to reductions in force and $1.5 million of legal and consulting fees related to a special project. Partially offsetting these increases were decreases in equity-based compensation of $1.3 million and a decrease in bad debt reserve of $0.6 million, as well as a decrease of $1.5 million related to 2016 costs associated with aircraft lease returns. Other items increased $0.7 million, net.

Loss/Gain on Disposal of Assets, Net - Loss on asset dispositions was less than $0.1 million for the nine months ended September 30, 2017, compared to a gain of $3.9 million for the nine months ended September 30, 2016. In the nine months ended September 30, 2017, we disposed of six medium aircraft and related parts inventory utilized in the Oil and Gas segment that no longer met our strategic needs. In the nine months ended September 30, 2016, we sold nine light and three medium aircraft, along with spare parts inventory, that no longer met our strategic needs. See Note 8.

Equity in Loss of Unconsolidated Affiliates - Equity in the loss of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $1.0 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. See Note 11. We also had equity in the income of our unconsolidated Australian affiliate of $0.5 million for the nine months ended September 30, 2017 primarily related to the startup of operations on a contract which began in April 2017. See Note 11.

Interest Expense - Interest expense was $24.3 million for the nine months ended September 30, 2017, compared to $22.8 million for the nine months ended September 30, 2017, principally due to higher average outstanding debt balances.

Other Income, Net - Other income was $2.5 million for the nine months ended September 30, 2017 compared to $1.6 million for the nine months ended September 30, 2016 and represents primarily interest income. The $0.9 million is primarily attributable to an increase related to interest earned on our investments.

Income Taxes - Income tax benefit for the nine months ended September 30, 2017 was $9.3 million compared to income tax benefit of $5.5 million for the nine months ended September 30, 2016. Our effective tax rate was 29.9% and 36.4% for the nine months ended September 30, 2017 and 2016, respectively. The $9.3 million income tax benefit recorded for the nine months ended September 30, 2017 includes a non-cash $1.5 million income tax deficit related to the permanent difference resulting from the difference between the book and tax deductions for equity-based compensation. The $5.5 million tax benefit recorded during the nine months ended September 30, 2016 is comprised of a $4.2 million tax benefit related to the impact of a change in Louisiana tax law which amends the manner in which profits are apportioned to the state of Louisiana for income tax reporting purposes, and a $5.4 million tax benefit relating our loss before income taxes, which were partially offset by recording a $4.1 million valuation allowance on certain state tax benefits related to net operating loss carryforwards. Absent these discrete adjustments, our effective tax rate was 34.9% and 35.6% for the nine months ended September 30, 2017 and 2016, respectively.

Net Loss - Net loss for the nine months ended September 30, 2017 was $21.8 million compared to net loss of $9.6 million for the nine months ended September 30, 2016. Loss before income taxes for the nine months ended September 30, 2017 was $31.1 million compared to a loss before income taxes of $15.1 million for the same period in 2016. Loss per diluted share was $1.38 for the nine months ended September 30, 2017 compared to a loss per diluted share of $0.61 for the prior year nine months. The decrease in earnings before taxes for the nine months ended September 30, 2017 is principally attributable to the decreased profits in all of our segments. We had 15.8 million and 15.7 million weighted average diluted common shares outstanding during the nine months ended September 30, 2017 and 2016, respectively.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $222.1 million for the nine months ended September 30, 2017, compared to $249.2 million for the nine months ended September 30, 2016, a decrease of $27.1 million. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft, flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 58,335 for the past nine months compared to 61,043 for the same nine months in the prior year, a decrease of 2,708 flight hours. The decline in flight hours is attributable to fewer aircraft on contract, lower utilization rates for all model types and decreased rates for our heavy aircraft models, in each case due to reduced oil and gas exploration and production activities in response to lower prevailing oil prices.

The number of aircraft available for use in the segment was 127 at September 30, 2017, compared to 139 at September 30, 2016. We have sold or disposed of three light and ten medium aircraft in the Oil and Gas segment since September 30, 2016. We also purchased two medium aircraft in the Oil and Gas segment since September 30, 2016. Transfers between segments accounted for the remainder.

Direct expense in our Oil and Gas segment was $236.9 million for the nine months ended September 30, 2017, compared to $262.1 million for the nine months ended September 30, 2016, a decrease of $25.2 million. Employee compensation expenses decreased $9.3 million due to a reduction in employees. There were also decreases in aircraft warranty costs of $8.5 million related to a credit due to the cancellation of a warranty program on some our medium aircraft fleet and a reduction in flight hours. The cancellation of this warranty program resulted in a non-recurring credit of $8.9 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. Aircraft lease expense decreased $3.0 million due to fewer leased aircraft, insurance expense decreased $0.5 million, and spare parts decreased $3.7 million. Partially offsetting these decreased were increases in the losses from our unconsolidated affiliates of $1.3 million. Other items decreased $1.5 million, net.

Selling, general and administrative segment expenses were $4.5 million for the nine months ended September 30, 2017 and $4.8 million for the nine months ended September 30, 2016. The $0.3 million increase was primarily due to increased due to a $0.6 million decrease in bad debt reserves. Other items increased $0.3 million, net.

Oil and Gas segment loss was $19.3 million for the nine months ended September 30, 2017, compared to segment loss of $17.8 million for the nine months ended September 30, 2016. The decrease in segment profit was due to the decreased revenues detailed above, which were only partially offset by decreased warranty and other costs discussed above.

Air Medical - Air Medical segment revenues were $192.8 million for the nine months ended September 30, 2017, compared to $220.1 million for the nine months ended September 30, 2016, a decrease of $27.3 million. Operating revenues in our traditional provider programs decreased $30.8 million due to a $34.1 million reduction in revenue from our overseas operations, partially offset by a $3.3 million increase in revenues from our U.S.-based traditional provider programs. Revenues from our independent provider programs increased $4.0 million due to increases in cash collections. Patient transports were 14,580 for the nine months ended September 30, 2017, compared to 14,482 for the same period in the prior year. Other revenues decreased $0.4 million, net.

The number of aircraft available for use in the segment at September 30, 2017 and 2016 was 104. Since September 30, 2016, our Air Medical segment received two light aircraft transferred from our Oil and Gas segment, which were offset by our sale or disposition of two medium aircraft in the Air Medial segment since such date.

Direct expense in our Air Medical segment was $152.4 million for the nine months ended September 30, 2017, compared to $172.6 million for the nine months ended September 30, 2016, a decrease of $20.2 million. Employee compensation expenses decreased $8.8 million due to a reduction in personnel. There were also decreases in component repair costs of $1.7 million due to a decrease in scheduled maintenance for certain model types, and a decrease of $7.2 million in cost of goods sold related to certain items that were previously billed on a cost plus basis under our former Middle East contract. There was a decrease in aircraft warranty costs of $1.2 million, primarily due to a credit related to the cancellation of the above-described warranty program on some of our medium aircraft fleet. The cancellation of this warranty program resulted in a non-recurring credit of $1.0 million from the warranty provider, which is attributable to unused accumulated warranty payments for repair services that will not be utilized in the future. Helicopter rent decreased $0.7 million. Other items decreased $0.6 million, net.

Selling, general and administrative segment expenses were $9.2 million for the nine months ended September 30, 2017 and $8.3 million for the nine months ended September 30, 2016. The $0.9 million increase is primarily related to higher employee incentive compensation costs and increased legal fees.

Air Medical segment profit was $31.2 million for the nine months ended September 30, 2017, compared to a segment profit of $39.2 million for the nine months ended September 30, 2016. The decrease in profit is primarily attributable to the decreased revenues described above, partially offset by the decreased aircraft operating expenses described above.

Technical Services - Technical Services segment revenues were $16.3 million for the nine months ended September 30, 2017, compared to $20.0 million for the nine months ended September 30, 2016, a decrease of $3.7 million. The decrease in revenue is due primarily to a decrease of technical services provided to a third party customer whose service requirements typically vary from period to period. Direct expense decreased $2.9 million compared to the prior year nine months, principally due to the decreased operations. Technical Services segment profit was $2.7 million for the nine months ended September 30, 2017, compared to $3.8 million for the nine months ended September 30, 2016.

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

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $3.0 million at September 30, 2017, compared to $2.6 million at December 31, 2016. Short-term investments were $204.0 million at September 30, 2017, compared to $289.8 million at December 31, 2016. We also had $12.4 million and $13.0 million in restricted investments at September 30, 2017 and December 31, 2016, respectively, securing outstanding letters of credit and a bond for foreign operations.

As noted in greater detail above, current weakness in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015. These reductions have caused us to use a portion of our cash and cash equivalents (collectively, “cash assets”) to fund operations, including a 30% decrease in our short-term investments over the first nine months of 2017. Moreover, we intend to use some of our cash assets to finance our obligations under the HNZ acquisition transaction summarized below under the heading “- Impact of Pending HNZ Acquisition.” After accounting for the recent and anticipated depletion of our cash assets, we nonetheless believe we will continue to hold sufficient cash assets to support operations, especially since we continue to hold no debt coming due within one year of the date of this report. For these reasons, while we expect that our liquidity will be negatively impacted if the oil and gas industry further deteriorates, we expect based on current conditions to be able to fund operations over the next four quarters, although we can provide no assurances to this effect.

Operating Activities - Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2017, compared to net cash used of $7.1 million for the same period in 2016, an improvement of $5.2 million. Cash receipts from customers were down $73.0 million when compared to the first nine months of last year. This decrease in cash receipts was due to a $27.1 million decrease in revenues from our Oil and Gas segment due to the downturn in the industry, and a $27.2 million decrease in revenues from our Air Medical segment due to the termination of the Middle East contract in late 2016, with the remaining variance attributable to timing of payments received for accounts receivable. The decrease in cash receipts was partially offset by a reduction in cash required for net payroll of $18.8 million due in part to a reduction in staff. The remaining offset of $54.2 million is attributable to a decrease in payments to vendors related to the decreased scope of operations.

Investing Activities - Net cash provided by investing activities was $36.5 million for the nine months ended September 30, 2017, compared to cash used by investing activities of $67.0 million for the same period in 2016. Net sales of short-term investments provided $85.7 million of cash during the nine months ended September 30, 2017, compared to $3.9 million used in the comparable prior year period. Gross proceeds from asset dispositions were less than $0.1 million during the nine months of 2017, compared to $13.2 million for the same period in 2016. Capital expenditures were $49.2 million for the nine months ended September 30, 2017, compared to $75.0 million for the same period in 2016. Capital expenditures for aircraft and aircraft improvements accounted for $45.1 million and $72.4 million of these totals for the nine months ended 2017 and 2016, respectively. During the second quarter of 2017, we purchased a heavy aircraft from a lessor and two medium aircraft. During the second quarter of 2016, we purchased a heavy aircraft that we took delivery of in the first quarter of 2016. During the third quarter of 2016, we purchased a heavy aircraft pursuant to a lease purchase option, purchased one light aircraft, and took delivery of one light aircraft that we purchased in the fourth quarter.

Financing Activities - Financing activities during the nine months of 2017 included net payments of $34.0 million on our revolving credit facility and $0.3 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees. Financing activities during the first nine months of 2016 included net borrowings of $74.9 million on our revolving credit facility and $0.5 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

For additional information on our cash flows, see our condensed consolidated statements of cash flows included in Item 1 of Part I of this report.

Long-Term Debt
As of September 30, 2017, we owed $600.0 million under our total long-term debt, consisting of $500.0 million principal amount of 5.25% Senior Notes due 2019 (excluding debt issuance costs) and $100.0 million borrowed under our revolving credit facility.

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

At September 30, 2017, we had $100.0 million in borrowings under our credit facility. At the same date in 2016, we had $132.4 million in borrowings under our credit facility. We also have outstanding letters of credit for $7.8 million issued under our credit facility that reduces the amount we can borrow under that facility.

Other - We maintain a separate letter of credit facility described in Note 5 that had $12.3 million and $13.0 million letters of credit outstanding at September 30, 2017 and December 31, 2016, respectively.

For additional information on our long-term debt and letters of credit, see Note 5.
Contractual Obligations

The table below sets out our contractual obligations as of September 30, 2017, related to our aircraft and other operating lease obligations, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheets included in this report. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We believe we were in compliance with the covenants applicable to these contractual obligations as of September 30, 2017. As of September 30, 2017, we leased 19 aircraft included in the lease obligations data below.

		Payment Due by Year
	Total	2017(1)	2018	2019	2020	2021	Beyond 2021
		(Thousands of dollars)
Aircraft lease obligations	$182,062	$9,161	$34,705	$30,226	$26,387	$26,253	$55,330
Other lease obligations	$12,866	1,509	4,452	3,240	2,324	1,284	57
Long-term debt (2)	$600,000	—	$100,000	$500,000	—	—	—
Senior notes interest (2)	39,375	—	26,250	13,125	—	—	—
	$834,303	$10,670	$165,407	$546,591	$28,711	$27,537	$55,387

(1)	Payments due during the last three months of 2017 only.

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

The table above reflects only contractual obligations as of September 30, 2017 and excludes, among other things, (i) commitments made thereafter, (including those discussed in Note 14), (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

As of September 30, 2017, we had options to purchase aircraft under leases becoming exercisable in 2018 through 2020. The aggregate option purchase prices are $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise the 2018 purchase options, unless opportunistic conditions arise.

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

Impact of Pending HNZ Acquisition.

We have entered into an agreement that commits us, subject to certain conditions, to loan CAN$167.5 million to Don E. Wall or an entity controlled by him in connection with the acquisition transactions summarized in Note 14. Based on current currency exchange rates, we currently have sufficient cash and short-term investments to fund this loan. Nonetheless, we are considering the possibility of raising additional funds through a financing transaction, subject to market conditions. For additional information on our pending acquisition, see Note 14 and Item 5 of Part II of this report.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $134.1 million weighted average loan balance during the nine months ended September 30, 2017, a 10% increase (0.3481%) in interest rates would have reduced our annual pre-tax earnings approximately $0.5 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At September 30, 2017, the market value of the notes was approximately $489.2 million, based on quoted market prices. See Note 4.

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

Item 1A. RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see (i) Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and (ii) the supplemental disclosures appearing below:

Risks Relating to Our Pending Acquisition of HNZ’s Offshore Business

Our ability to complete our pending acquisition of HNZ’s offshore aviation services business is subject to the receipt of various approvals from shareholders and governmental entities.

We are unable to complete the acquisition of HNZ’s offshore aviation services business until we receive approvals from HNZ’s shareholders and from the superior court of Quebec (Commercial Division). We can provide no assurance that we will obtain the necessary approvals or that any required conditions imposed in correction therewith will not materially adversely affect us following the acquisition. For additional information, see Item 5 of Part II of this report.

Failure to complete the acquisition of HNZ’s offshore business could negatively impact us.

If the acquisition of HNZ’s offshore aviation services business is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed acquisition, such as legal, accounting and financial advisory fees; and

•	diverting the focus of management from pursuing other opportunities that could be beneficial to us, in each case, without realizing any of the benefits of having the acquisition completed.

The pendency of the acquisition of HNZ’s offshore business could adversely affect our business and operations.

During the pendency of our acquisition of HNZ's offshore aviation services business, we may be unable to pursue other strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other similar actions, even if such actions would prove beneficial. In addition, our current and prospective employees may experience uncertainty about their future roles following the acquisition, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the acquisition.

We expect to incur substantial expenses related to the acquisition of HNZ’s offshore business.

We expect to incur substantial expenses in connection with completing the acquisition of HNZ’s offshore aviation services business and integrating certain of HNZ’s offshore operations, networks, systems, technologies, policies and procedures with ours. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the expenses associated with the acquisition of HNZ’s offshore business could potentially exceed the savings that we hope to achieve following the completion of the acquisition. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the acquisition, although the aggregate amount and timing of such charges are uncertain at present.

Following the acquisition of HNZ’s offshore business, we may be unable to realize the anticipated benefits of the acquisition.

Following the acquisition of HNZ’s offshore aviation services business, we will be required to devote management attention and resources to integrating certain of our business practices and operations with those of HNZ’s offshore business. We may encounter difficulties in the integration process, including the following:

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to provide consistent, high quality services under a unified culture;

•	the additional complexities of combining businesses with different markets, customer bases, histories and regulatory restrictions;

•	the failure to retain key employees of either of the two companies;

•
the inability to successfully integrate HNZ’s offshore business in a manner that permits the us to achieve anticipated cost savings, which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the our management, the disruption of the our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

Following the acquisition of HNZ’s offshore business, we may be unable to retain key employees.

Our success after the acquisition of HNZ’s offshore aviation services business will depend in part upon our ability to retain key PHI and HNZ offshore employees. Key employees may depart either before or after the acquisition because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the acquisition. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or HNZ have been able to in the past.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
None.

Item 5.    OTHER INFORMATION

On October 30, 2017, PHI, Inc. (the “Company”) entered into an Arrangement Agreement (the “Arrangement Agreement”), by and among the Company, HNZ Group Inc. (“HNZ”), Don E. Wall (“Don Wall”), who is the Chief Executive Officer and a Director of HNZ, and 2075568 Alberta ULC, which is a beneficially wholly-owned by Don Wall (the “Canadian Purchaser” and, together with the Company, the “Purchasers”), pursuant to which (i) the Canadian Purchaser has agreed to acquire all of the common shares and variable voting shares of HNZ (the “HNZ Acquisition”), and (ii) the Company (or a designated subsidiary thereof) has agreed to acquire the offshore helicopter services business conducted by HNZ and/or its subsidiaries in New Zealand, Australia, the Philippines and Papua New Guinea (the “International Business”) from the Canadian Purchaser immediately after the HNZ Acquisition is complete, in each case in accordance with a court-approved plan of arrangement (the “Arrangement”) under the Canada Business Corporations Act. The Boards of Directors of each of the Company and HNZ have unanimously approved the Arrangement (in the case of HNZ, with Don Wall abstaining).

Under the Arrangement Agreement, at the effective time of the Arrangement, (i) each outstanding common share and variable voting share of HNZ (other than shares held by holders who properly exercise dissent rights and shares held by Don Wall or the Canadian Purchaser), will be transferred to the Canadian Purchaser in exchange for a cash payment equal to CAD$18.70 (the “Consideration”), and (ii) each unit issued under the cash settled long-term incentive plan of HNZ and each deferred share unit of HNZ outstanding immediately prior to the effective time of the Arrangement will be deemed to be vested and transferred to HNZ in exchange for a cash payment equal to the Consideration.

Also on October 30, 2017, in conjunction with the Arrangement Agreement and to partially fund the Consideration, the Company entered into a debt commitment letter with the Canadian Purchaser (the “PHI Commitment Letter”) with respect to a senior unsecured credit facility to be extended by the Company to the Canadian Purchaser in connection with the completion of the Arrangement, pursuant to which the Company has committed to fund term loans in an aggregate principal amount of approximately CAD $167.5 million (collectively, the “PHI Loan”) on the terms and subject to the conditions specified therein. It is expected that the PHI Loan will be principally repaid in connection with the sale of the International Business to the Company on the effective date of the Arrangement. The balance of the PHI Loan is expected to be repaid on or prior to December 31, 2019, or at such other time as mutually agreed between the Company and the Canadian Purchaser. The Canadian Purchaser has committed senior and subordinated debt financing to finance the remainder of the aggregate Consideration.

The Arrangement is subject to the approval of the shareholders of HNZ and the Superior Court of Quebec (Commercial Division) and other customary closing conditions, including among other things:

•	no law being in effect that makes the consummation of the Arrangement illegal or otherwise prohibits or enjoins HNZ or either Purchaser from consummating the Arrangement;

•	the accuracy of representations and warranties of, and compliance with covenants by, each party, subject to specified materiality limitations;

•
the absence of pending or threatened actions or proceedings that would be reasonably likely to prohibit or restrict the Arrangement, prevent or materially delay the consummation of the Arrangement or result in a material adverse effect on either the International Business or the remainder of HNZ’s business (the “Canadian Business”), measured separately; and

•	HNZ’s shareholders not having exercised their dissent rights in connection with the Arrangement with respect to more than 10% of the outstanding Company shares.

Subject to the satisfaction or waiver of these closing conditions, the parties plan to complete the Arrangement by the end of January 2018.

The Arrangement Agreement prohibits HNZ from soliciting, or participating in discussions or negotiations or providing information with respect to, alternative acquisition proposals, subject to certain exceptions.
The Arrangement Agreement provides that the parties may mutually agree to terminate the Arrangement Agreement before completing the Arrangement. In addition, the Arrangement Agreement may be terminated by:

•
any party if (i) HNZ shareholder approval is not obtained at the HNZ shareholder meeting, (ii) a final and non-appealable law, judgment, order or similar award is enacted or made that prohibits the consummation of the Arrangement, or (iii) the effective time of the Arrangement does not occur on or before February 28, 2018 (the “Outside Date”);

•
HNZ if (i) either Purchaser has breached a representation, warranty or covenant which would result in failure of a closing condition that cannot be cured prior to the Outside Date or is not cured within a specified cure period, or (ii) prior to receipt of HNZ shareholder approval, HNZ’s board changes its recommendation in favor of the Arrangement or HNZ (or any subsidiary thereof) enters into a contract with respect to a superior acquisition proposal, in each case in compliance with the terms of the Arrangement Agreement; or

•
either Purchaser if prior to receipt of HNZ shareholder approval, (i) HNZ’s board changes its recommendation in favor of the Arrangement, (ii) HNZ’s board approves an alternative takeover proposal, (iii) HNZ materially breaches its non-solicitation covenants, (iv) HNZ or the other Purchaser has breached a representation, warranty or covenant which would result in failure of a closing condition that cannot be cured prior to the Outside Date or is not cured within a specified cure period, or (v) there has occurred a material adverse effect with respect to the International Business (in the case of the Company) or the Canadian Business (in the case of the Canadian Purchaser).

If the Arrangement Agreement is terminated under certain specified circumstances, including in connection with HNZ accepting a superior acquisition proposal from a third party prior to the HNZ shareholder meeting, HNZ will be obligated to pay a termination fee of CAD$6.5 million to the Company and an expense reimbursement fee of up to CAD$1 million to the Canadian Purchaser. Further, if either Purchaser terminates the Arrangement Agreement due to a breach by HNZ of its representations, warranties or covenants, HNZ will be required to reimburse each Purchaser for all of its fees and expenses, up to a maximum of CAD$1.75 million to the Company and CAD$1 million to the Canadian Purchaser.

The parties have agreed to customary representations, warranties and covenants in the Arrangement Agreement, including, among others, covenants of HNZ with respect to the conduct of its business during the period between the execution of the Arrangement Agreement and consummation of the Arrangement.

Holders of approximately 19.24% of HNZ’s outstanding common and variable voting shares, including Sentry Investments Inc. and all of HNZ’s directors and executive officers that hold shares, but excluding Don Wall, have signed voting support agreements pursuant to which they have agreed, among other things, to vote their shares in favor of the Arrangement subject to the terms and conditions of such voting support agreements. Including Don Wall, holders of approximately 23.26% of HNZ's outstanding common and variable voting shares have agreed to vote their shares in favor of the Arrangement.

 Item 6.    EXHIBITS
(a)Exhibits

2.1*	Arrangement Agreement dated as of October 30, 2017 by and among HNZ Group Inc., the Company, 2075568 Alberta ULC and Don E. Wall.

3.1	(i) Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2017, filed May 9, 2017).

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

4.7	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 17, 2014).

10.1†	Second Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to PHI’s Information Statement on Schedule 14C filed April 12, 2017).

10.2*	PHI Commitment Letter by and between the Company and Alberta ULC 2075568

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
† Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 3, 2017	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 3, 2017	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer