Form 10-K
period 2017-12-31
PHI INC
filed 2018-02-23
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-9827
__________________________________________________________
PHI, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________

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
__________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐	Smaller reporting company:	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $154,476,608 based upon the last sales prices of the voting and non-voting common stock on June 30, 2017, as reported on the NASDAQ Global Market.
The number of shares outstanding of each of the registrant’s classes of common stock, as of February 19, 2018 was:

Voting Common Stock	2,905,757 shares.
Non-Voting Common Stock	12,897,614 shares.
Documents Incorporated by Reference
Portions of the registrant’s definitive Information Statement to be furnished in connection with the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PHI, INC.
INDEX – FORM 10-K

i

Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact contained in this Annual Report on Form 10-K (the “Annual Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statement are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•
reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control;

•	our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry;

•	the adverse impact of customers electing to terminate or reduce our services;

•	any failure to maintain our strong safety record;

•	our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft;

•	the availability of adequate insurance;

•	adverse changes in the value of our aircraft or our ability to sell them in the secondary markets;

•	political, economic, payment, regulatory and other risks and uncertainties associated with our international operations, some of which are conducted in challenging business environments;

•	the effects of competition and changes in technology;

•	the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls;

•	the special risks of our air medical operations, including collections risks and potential medical malpractice claims;

•	weather conditions and seasonal factors, including tropical storms;

•	our ability to timely realize the anticipated benefits of our December 29, 2017 acquisition of the HNZ Offshore Business (defined below);

•	our substantial indebtedness and operating lease commitments, including any failure to meet the terms and conditions thereof;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely;

•	our ability to timely collect our receivables in full;

•	our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets;

•	our ability to develop and implement successful business strategies;

•	changes in fuel prices;

•	our ability to attract and retain key personnel and to avoid work stoppages or other labor problems;

•	changes in our operating plans or strategies, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	environmental and litigation risks; and

•
the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in Item 1A or elsewhere in this Annual Report or other of our filings with the SEC.

Additional factors or risks that we currently deem immaterial, that are not presently known to us, that arise in the future or that are not specific to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.

ii

PART I

ITEM 1.     BUSINESS
General
Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. Although in recent years we have entered several new domestic and international markets, a large portion of our offshore flight operations continues to be concentrated in the Gulf of Mexico, where we are a leading provider of such services. Since late 1997, we have also provided air medical transportation for hospitals and for emergency service agencies where we operate principally as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services, primarily to existing customers that own their own aircraft. At December 31, 2017, we owned or operated 245 aircraft domestically and internationally, 133 of which were dedicated to our Oil and Gas segment, 106 of which were dedicated to our Air Medical segment, and 6 of which were dedicated to other operations.

Acquisition of HNZ Offshore Business
In connection with a series of related transactions, on December 29, 2017 we acquired the offshore helicopter services business formerly conducted in New Zealand, Australia, the Philippines and Papua New Guinea (the “HNZ Offshore Business”) by HNZ Group Inc. (“HNZ”).
In connection with our acquisition of the HNZ Offshore Business, we acquired title to seven twin-engine helicopters and leasehold rights to two others, as well as rights under related customer contracts. Under such contracts, these newly-acquired aircraft are currently engaged principally in providing offshore flight services to several major international oil and gas exploration and production companies operating in the Asia-Pacific region. These aircraft are also providing search and rescue services on a limited basis. We are currently serving those customers out of six base stations located in this region.
For additional information, see (i) Item 2 of this report, (ii) Note 2 to the financial statements included under Item 8 of this report and (iii) our current report on Form 8-K that we filed with the SEC on December 29, 2017.
Description of Operations
We operate in three business segments: Oil and Gas, Air Medical, and Technical Services. For financial information regarding our operating segments and the geographic areas in which they operate, see Note 14, Business Segments and Geographic Areas, of the Notes to Consolidated Financial Statements included in this Form 10-K.
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
At December 31, 2017, we operated 133 aircraft out of 15 base stations in this segment. Compared to December 31, 2016, this represented an increase of 2 aircraft and 6 base stations. For additional information on these properties, see Item 2 of this report.
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
We generally classify our helicopters as light (generally up to six passengers), medium (generally up to 12 passengers) or heavy (up to 19 passengers), each of which serves a different transportation need of offshore energy companies. Medium and heavy helicopters can fly in a wider variety of operating conditions, travel over longer distances and carry larger payloads than light helicopters. These aircraft are required for crew changes on the large offshore production facilities and drilling rigs in the deepwater region of the Gulf of Mexico and internationally. Most of our Oil and Gas aircraft are available for hire by any customer, but some are dedicated to individual customers. Our helicopters have flight ranges up to 570 miles with a 30-minute fuel reserve and thus are capable of servicing many of the deepwater oil and gas operations from 50 to 200 miles offshore. (See Item 2 – Properties, for specific information by aircraft model.)

Our strategic focus in this segment of our business is on providing transport services to the deepwater regions of the Gulf of Mexico and our international offshore markets. As of December 31, 2017, of the 133 aircraft dedicated to our Oil and Gas segment, 75 aircraft were classified as medium or heavy aircraft. Our strategy is to focus more of our business on deepwater operations because we believe they will provide a more stable and profitable source of revenue. Deepwater operations tend to have longer lead times and, consequently, activity levels are generally less susceptible to short term volatility in commodity prices as compared to other offshore operations. The capital commitments are also substantially larger than shallow water operations, and consequently, our client base is more heavily weighted to the major integrated and larger independent oil and gas companies. In addition, in recent years exploration and new production activities have tended to shift from the shallow water to the deepwater regions, and we expect that trend to continue. Finally, the majority of our transportation activity services oil and gas production facilities, which adds stability to our business as these facilities generally operate for longer periods than exploration facilities.
In 2011, we began to expand selectively into certain international markets and on December 29, 2017, we acquired the HNZ Offshore Business. As of December 31, 2017, we had 9 aircraft in Australia, 5 aircraft in Trinidad, 4 aircraft in West Africa, 4 aircraft in the Middle East, 3 aircraft in Papua New Guinea, 2 aircraft in each of New Zealand, the Philippines and Canada available for our oil and gas operations.
Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus variable payments based on the amount of flight time. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, a substantial portion of which are competitively bid. Our fixed-term contracts have terms generally of one to seven years, with payment in U.S. dollars. In 2017, approximately 87% of our oil and gas-related revenues were from fixed-term customer contracts, with approximately 55% of these revenues from the fixed fee component and 45% from the variable fee component. The remaining 13% of our 2017 oil and gas-related revenues were attributable to work in the spot market and ad hoc flights for contracted customers.
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
Operating revenues from the Oil and Gas segment accounted for 52%, 51%, and 57% of consolidated operating revenues during the years ended December 31, 2017, 2016 and 2015, respectively.
Air Medical. In the U.S., we provide air medical transportation services for hospitals and emergency service agencies. At December 31, 2017, we provided these services in 18 states using approximately 106 aircraft at 73 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts, no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with specific hospitals to provide their medical transportation services, with the contracts typically awarded through competitive bidding. Our Air Medical operations are headquartered in Phoenix, Arizona.
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
In connection with operating our domestic air medical business, we open and close bases in an effort to optimize our service offerings. As of December 31, 2017, our domestic air medical business operated one additional base with two more helicopters as compared to December 31, 2016.
Also included in our Air Medical segment is the patient navigation business that we commenced in 2015, pursuant to which we provide hospitals with patient transfer center services.
Operating revenues from the Air Medical segment accounted for 44%, 44%, and 39% of consolidated operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Operating revenues from the Technical Services segment accounted for 4%, 5%, and 4% of consolidated operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Seasonal Aspects
Seasonality affects our operations in three principal ways: weather conditions are generally poorer in the winter months; hurricanes, typhoons, cyclones and other tropical storms can threaten operations in the late summer and early fall months; and reduced daylight hours restrict our operations in winter. All of those factors typically result in reduced flight hours. The seasonality of our winter and summer offshore operations is mitigated to some degree by our conduct of operations in both the Northern and Southern Hemispheres. The adverse impact of poor visibility or darkness is also partially mitigated by our ability to conduct some of our flights under instrument flight rules (“IFR”). As of December 31, 2017, approximately 48% of our helicopters assigned to our Oil and Gas operations and 39% of our helicopters assigned to our Air Medical operations were equipped to fly under IFR, which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate under a wider variety of conditions.
When a tropical storm begins threatening our offshore operations, flight activity may temporarily increase because of evacuations of offshore workers, but during the storms, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft, personnel and support equipment to safer locations. For a more detailed discussion of these events, see Item 1A - “Risk Factors - Risks Inherent in our Industry - Our operations are affected by adverse weather conditions and seasonal factors.” Our operating results vary from quarter to quarter, depending on seasonal factors and other factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.
Inventories
We carry a significant inventory of aircraft parts in our key markets to support the maintenance and repair of our helicopters and other aircraft. Many of these inventory items are parts that have been removed from aircraft, refurbished according to manufacturers and regulatory specifications, and returned to inventory. The cost to refurbish these parts is expensed as incurred. The carrying values of inventory reported in our consolidated financial statements are affected by these various estimates and may change from time to time if our estimated values change. For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Industry – We require aircraft components and parts for the maintenance and repair of our aircraft, and supply constraints or cost increases could adversely affect our business” – and Note 1, Summary of Significant Accounting Policies—Inventories of Spare Parts, of the Notes to Consolidated Financial Statements included in this Annual Report.
Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve energy service companies, hospitals, emergency service providers, medical programs, government agencies, and other aircraft owners and operators. Our five largest customers paid us 33% of our consolidated operating revenues for the year ended

December 31, 2017. Our largest customer is in our Oil and Gas segment and accounted for 14%, 14%, and 15% of our consolidated operating revenues for the year ended December 31, 2017, 2016 and 2015, respectively. Also, another customer in our Oil and Gas segment accounted for 10%, 10%, and 11% of our consolidated operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The customer base of our Air Medical and Technical Services operations has traditionally been less concentrated than the customer base of our Oil and Gas operations. Over the past three years, none of our current Air Medical or Technical Services customers accounted for more than 2% of our consolidated operating revenues. One of our former Air Medical customers, however, did account for 5% and 9% of our consolidated operating revenues for 2016 and 2015, respectively. We have entered into contracts with most of our established customers for terms of at least one year, although most contracts include provisions permitting earlier termination by the customers. See Note 1, Summary of Significant Accounting Policies – Concentration of Credit Risk, of the Notes to Consolidated Financial Statements in this Annual Report.
Competition
Our business is highly competitive in each of our markets, and many of our contracts are typically awarded after competitive bidding. Factors that impact competition include safety, reliability, price, availability of appropriate aircraft, experience, and quality of service.
We believe we are a leading operator of helicopters in the Gulf of Mexico. There are two major and several smaller competitors operating in the Gulf of Mexico market, including leasing companies. We believe competition in our international offshore markets is as great or greater than the competition we face in the Gulf of Mexico. Although most oil companies traditionally contract for most specialty services associated with offshore operations, including helicopter services, certain of our customers and potential customers in the oil industry operate their own helicopter fleets or have the capability to do so if they so elect.
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
For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Industry – The helicopter services business is competitive.”
Employees
As of December 31, 2017, we employed approximately 2,477 full-time employees and 44 part-time employees, including approximately 697 pilots, 738 aircraft maintenance personnel, and 344 medical support staff.

Our domestic pilot workforce is represented by the Office and Professional Employees International Union (“OPEIU”), although we and the union do not currently have an agreed-upon collective bargaining agreement. Approximately 100 of our Australian pilots and ground staff are represented by two unions pursuant to bargaining agreements that are scheduled to expire between February 27, 2018 and December 21, 2021. We are also a party to one other agreement covering a limited number of our New Zealand pilots, which expires on September 21, 2019. For additional information, see Item 1A - “Risk Factors - Other Risks Specific to our Company - Our domestic workforce is represented by a union, although we and the union do not have a current agreed upon collective bargaining agreement.”
Governmental Regulation
Our operations and the operations of most of our customers are heavily regulated under various international, federal, state and local laws and regulations.
Our domestic aviation operations are regulated primarily under the Federal Aviation Act of 1958, as amended. Under this act, we cannot operate certain aircraft domestically for hire unless we receive an operating certificate from the Federal Aviation Administration (the “FAA”). The FAA comprehensively regulates our domestic flight operations and exercises broad jurisdiction over our personnel, aircraft, maintenance operations, ground facilities and certain other aspects of our operations, including the authority to impose flight moratoriums. The FAA has also imposed separate safety rules applicable to helicopter air ambulance services. Domestic aircraft accidents are subject to the jurisdiction of the National Transportation Safety Board. Standards relating to the workplace health and safety of our domestic employees are created and monitored through the Occupational Safety and Health Administration. The radio communications networks that we maintain to communicate with our pilots are subject to regulation by the Federal Communications Commission.

Foreign flight operations are governed by the local aviation authority. The laws of most countries require the operator of aircraft to obtain an operating license and limit foreign ownership of aviation companies. To comply with these requirements, we have from time to time formed joint ventures, cooperated with one or more local partners or entered into other alternative arrangements.
Our domestic air medical operations are also subject to healthcare-related laws and regulations, including those related to Medicare and Medicaid compliance and the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, as amended. Our domestic air medical operations are also subject to regulation by the U.S. Department of Health and Human Services, and further require us to obtain various state ambulance licenses. In addition, as a recipient of funds from state and federal governmental programs, our air medical operations are subject to a variety of stringent state and federal antifraud laws and regulations that impose substantial penalties for false claims, improper payments, tardy remittances of overpayments or improper patient referrals.
Our overseas operations are subject to a variety of U.S. laws and regulations, including (i) the International Traffic in Arms Regulations, which govern the export and import of defense-related products and services, and (ii) the Foreign Corrupt Practices Act of 1977, which generally prohibits us and our intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or retaining business. Various other countries have adopted similar anti-corruption laws which could, depending on their terms, apply to our overseas operations.
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
Environmental Matters
We are subject to foreign, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling, and disposal of toxic and hazardous wastes. Operating and maintaining helicopters requires that we use, store, and dispose of materials that are subject to federal and state environmental regulation. We periodically conduct environmental site surveys at certain of our facilities and determine whether there is a need for environmental remediation based on these surveys. For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Industry – Our operations are subject to stringent and comprehensive environmental laws and regulations that may expose us to significant costs and liabilities.” See also Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10-K.
Corporate Information
The trading symbol for our voting common stock is “PHII,” and the symbol for our non-voting common stock is “PHIIK.”
In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2017, Mr. Gonsoulin beneficially owned 70.9% of our outstanding voting common stock and 10.1% of our outstanding non-voting common stock, representing 21.3% of our total outstanding equity. Mr. Gonsoulin has over 40 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc. (“Sea Mar”), a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico and sold it to Pool Energy Services Co. (“Pool”) in 1998. Pool was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.
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
In this and other of our SEC reports, we disclose the number of aircraft owned or operated by us or allocated to our operating segments. As of any particular date, a portion of these aircraft will be unavailable for service for a variety of reasons, including due to certain aircraft being maintained, refurbished, parked or laid-up pending deployment or sale. We exclude from our reported figures any aircraft owned or operated by us under temporary arrangements that do not enable us to earn income.

ITEM 1A.     Risk Factors
The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. You should carefully consider these factors, in addition to the other information set forth in this report, when evaluating our business and whether to purchase, sell or hold our securities. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us that we currently deem to be immaterial, that arise in the future, or that are not specific to us or our industry, such as general economic conditions.

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
While we believe that our insurance and indemnification arrangements provide reasonable protection for a substantial portion of our foreseeable losses, we cannot assure you that we will continue to be able to maintain adequate arrangements in the future. Moreover, our current arrangements are subject to deductibles, retentions, coverage limits, and coverage exceptions, the aggregate impact of which could be material. Accordingly, our incurrence of severe casualty losses, the expropriation or confiscation of significant assets, or other events that are not partially or fully covered by insurance could materially adversely affect our financial condition, results of operations, access to affordable insurance, or cash flows.
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
Accidents, customer complaints or governmental investigations involving aircraft operated by us or another operator could cause substantial adverse publicity affecting us specifically or our industry generally. In either case, media coverage and public statements that insinuate improper actions by us or other industry participants, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations, or additional regulation. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs, and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, financial condition, or results of operations. Our aircraft have been involved in accidents in the past, some of which have included the loss of life and property damages. We may experience similar accidents in the future.
Our operations are affected by adverse weather conditions and seasonal factors.
We are subject to weather-related or seasonal factors, including primarily:

•	poor weather conditions which often prevail during winter but can develop in any season;

•	hurricanes, typhoons, cyclones or other tropical storms in the Gulf of Mexico or our other tropical or sub-tropical markets; and

•	reduced daylight hours during the winter months.
Poor visibility, high winds and heavy precipitation can affect the operation of helicopters and significantly reduce our flight hours. A significant portion of our operating revenue is dependent on actual flight hours and a substantial portion of our direct costs is fixed. Thus, prolonged periods of adverse weather can materially and adversely affect our operating revenues and net earnings.
In most of our markets, the winter months generally have more days of adverse weather conditions than the other months of the year. Also, during the summer tropical storm season, we are unable to operate in the area of the storm and can incur significant expense in moving our aircraft to safer locations. In addition, as many of our offshore bases are located along coastal areas, hurricanes, typhoons, cyclones and other tropical storms may cause substantial damage to our property, including helicopters that we are unable to relocate.
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months.
Our helicopters may not always be profitably deployed.
Our helicopters may not always be profitably deployed. Customers often require a specific type of helicopter, which may be different from those in our fleet. The duration of our typical customer contract is generally too short to recover our full cost of purchasing a helicopter, subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Helicopters we acquire may not be covered by customer contracts when they are added to our fleet. Once a new helicopter is delivered to us, we generally spend between two and three months installing mission-specific or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us. In addition, unscheduled maintenance or repairs can interrupt our service and adversely impact our operating results
As discussed in greater detail elsewhere in this report, the downturn in the oil and gas industry since mid-2014 has significantly reduced the demand for and utilization of our fleet of offshore aircraft in recent years.
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
Most of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. During the span of weak offshore market conditions that began in mid-2014, certain of our customers requested reductions in the number of aircraft under contract, pricing concessions or both, and we may receive additional such requests in the future. As a result, you should not place undue reliance on the existence or current terms of our customer contracts.
The aviation services business is competitive.
All segments of our business are highly competitive. We generally compete on the basis of safety, price, reliability, aircraft availability, experience, fleet configuration and quality of service.
We have two major competitors and several small competitors operating in the Gulf of Mexico, including leasing companies. We believe competition in our international offshore markets is as great or greater than the competition we face in the Gulf of Mexico. In addition, most of our customers and potential customers could operate their own helicopter fleets if they chose to do so.
Our Air Medical segment competes for business primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream, but must compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the healthcare facilities to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Under both models, we compete against national and regional companies, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters. Demand for our Air Medical flight services would decrease if more hospitals in our operating areas develop their own aviation capability. Over the past several years, we believe the number of air medical helicopters operating in the U.S. has increased, thereby intensifying competitive pressures.
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
The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our offshore services, followed by periods of low demand. Changes in commodity prices can have a significant effect on demand for our offshore services, and periods of low activity intensify price competition in the industry and could result in our aircraft being idle for prolonged periods. As noted elsewhere in this report, the downturn in the oil and gas markets since mid-2014 has impacted our operations by reducing our aircraft utilization rates and intensifying pricing pressures. Unless and until these market conditions change, we expect these trends will continue to negatively impact our business and operating results.

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
As a result of the decline of demand for our offshore aircraft and services since mid-2014, the fair market value of our offshore aircraft has declined in recent periods and may decline further in the future. Lower aircraft values can adversely impact us in several ways, including potential asset impairment charges, potential breaches of loan covenants or lower proceeds in the event of aircraft sales.
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
Many of the aircraft that we operate are characterized by changing technology and shifting client or regulatory demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could be adversely impacted.
Our Air Medical operations expose us to numerous special risks, including collection risks and potential medical malpractice claims.
Our Air Medical operations expose us to a number of risks that we do not encounter in our Oil and Gas operations. For instance, the fees for our Air Medical services generally are paid by insurance companies, government agencies under federal programs such as Medicare and Medicaid, or individual patients. Reimbursement rates vary among payor types, with commercial insurers typically reimbursing us at a higher rate than Medicare, Medicaid, and self-pay reimbursement rates. We respond to calls for emergency air medical transport without reviewing the creditworthiness or insurance coverage of the patient and are not permitted to refuse service to patients based on their inability to pay. As a result, the profitability of our Air Medical operations depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees.

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
Risks Relating to Our Recently-Completed Acquisition of HNZ’s Offshore Aviation Business
We may be unable to realize the anticipated benefits of our acquisition of the HNZ Offshore Business.
We will be required to devote management attention and resources to integrating certain of our business practices, operations and strategies with those of the HNZ Offshore Business, and to completing the final stages of the transaction. We may encounter difficulties in connection with these processes, including the following:

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

•
unanticipated impediments in integrating systems, technologies, books and records, procedures and policies, and in maintaining uniform standards and controls, including internal control over financial reporting;

•	the inability to negotiate and receive regulatory approval of definitive arrangements necessary to complete the final stages of the transaction;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.
In addition, while we are engaged in integrating the acquired operations and completing the transaction, we may be unable to pursue other strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other similar actions, even if such actions would prove beneficial.
For all these reasons, you should be aware that the process of integrating the businesses and completing the transaction could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

We may be unable to retain key employees following the acquisition of the HNZ offshore business.
Our success after the acquisition of the HNZ Offshore Business will depend in part upon our ability to retain key PHI and HNZ offshore employees. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the acquisition. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or HNZ have been able to in the past.

We expect to incur expenses related to our acquisition of the HNZ offshore business.
Although we currently envision initially operating the newly-acquired HNZ operations on a standalone basis, we nonetheless expect to incur expenses in connection with integrating certain of HNZ’s offshore operations, networks, systems, technologies, policies and procedures with ours. We also expect to continue to incur costs to complete the final stages of the transaction. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, these expenses could be greater than currently anticipated, and could reduce the profitability of our investment in the HNZ Offshore Business.

Risks Relating to Regulatory Matters
Our operations are heavily regulated, which restricts our flexibility and subjects us to various costs and compliance risks.
The aviation services industry is regulated by various laws and regulations that apply to the domestic and international markets in which we operate.
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
The FAA has jurisdiction over many aspects of our business, including personnel, aircraft, maintenance, training and ground facilities, and has the power to suspend or curtail the use of aircraft deemed unsafe. We are required to have an Air Taxi Certificate, granted by the FAA, to transport personnel and property domestically in our helicopters. This certificate contains operating specifications that allow us to conduct our present operations, but it is potentially subject to amendment, suspension, or revocation in accordance with procedures set forth in the Federal Aviation Act of 1958. In recent years, the FAA has imposed separate safety rules applicable to helicopter air ambulance service, which has increased our capital costs.
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
Our domestic operations are subject to significant regulatory oversight by OSHA and similar state agencies and are also subject to the Communications Act of 1934 because of our ownership and operation of radio communications networks that we use to communicate with our pilots throughout our market territories.
Numerous other federal statutes and rules extensively regulate our domestic offshore operations and those of our oil and gas customers. Under these statutes and rules, the federal government has broad discretion to establish the terms under which offshore properties are leased and operated, and to suspend, curtail, or modify certain or all offshore operations. A suspension or substantial curtailment of offshore oil and gas operations for any prolonged period would have an immediate and materially adverse effect on us. A substantial modification of offshore operations could adversely affect the economics of such operations and result in reduced demand for our services. For additional related information, see “– Other Risks Specific to our Company” below.
In each of the international jurisdictions in which we operate, we typically must comply with a broad range of aviation and safety laws similar to those described above. In most of those markets, we must obtain approvals from civil aviation regulators to provide services. These regulatory requirements could delay, impede or prevent us from implementing plans to enter new international markets.
As noted in greater detail in the risk factors below, the healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Among other things, these laws and regulations govern our reimbursements from Medicare and Medicaid and the privacy and security of the medical records of patients transported by us. Our domestic Air Medical operations are subject to regulation by the U.S. Department of Health and Human Services, and further require us to obtain, maintain and periodically renew various state ambulance licenses. If we cannot timely obtain and thereafter maintain and renew these licenses in our operating markets, our ability to conduct or expand our Air Medical operations could be adversely affected.
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
Our operations are subject to stringent laws and regulations relating to environmental protection. Inherent in our business is the risk of incurring significant environmental costs and liabilities due to our (i) handling of petroleum products and generated wastes, (ii) air emissions and wastewater discharges, and (iii) historical operations and waste disposal practices. Environmental laws and regulations generally require us to obtain permits such as air emissions and wastewater permits, require us to remain in compliance with the permits, restrict the types, quantities and concentration of materials that can be released into the environment in connection with regulated activities, and impose substantial liabilities for pollution resulting from operations. Several of these laws impose joint and several strict liability on responsible parties. Failure to comply with these laws and regulations or the terms or conditions of required environmental permits may result in the assessment of administrative, civil or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some or all of our operations. In many cases, we would not be able to recoup our losses from insurance.
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
Changes in any of the above-described laws, regulations or enforcement policies could require us to obtain more costly pollution control equipment or subject us to more stringent waste handling, storage, transport, disposal or cleanup requirements or other unforeseen liabilities, any of which could require us to make significant expenditures. For example, certain domestic or foreign governmental bodies have pursued regulatory initiatives designed to restrict the emission of carbon dioxide, methane and other greenhouse gases. Any adoption of laws or regulations that limits emissions of greenhouse gases from equipment or operations could result in increased costs to reduce such emissions from our operations as well as those of our customers and could adversely affect demand for our services.
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
In 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act (“PPACA”), which comprehensively reformed the domestic healthcare regulatory system by introducing changes designed to expand the number of Americans with healthcare coverage and to control healthcare costs. The long-term impact of the continuing implementation of the PPACA on our Air Medical operations remains uncertain, because any benefits we may receive from serving fewer uninsured patients may be partly or fully offset by any resulting decrease in reimbursement rates per flight from Medicaid, Medicare and commercial insurance payors or by any increase in the number of Medicaid payors. During 2017, the U.S. Congress took certain steps that could substantially impact the availability of healthcare coverage in the U.S. Any such changes could have a material impact on our Air Medical operations. We also anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative healthcare delivery and payment systems, which could result in additional fundamental changes in the U.S. healthcare system. Moreover, changes in the leadership of governmental agencies that regulate us could lead to changes in healthcare regulations or policies or changes in the manner in which they are interpreted or enforced. For all these reasons, we cannot currently assess the ultimate impact of prevailing and future healthcare laws and regulations on our business, operations, financial results or prospects.
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
We must also comply with numerous other laws applicable to our Air Medical documentation and the claims we submit for payment, including but not limited to (1) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we timely repay any payor which pays us more than the amount to which we are entitled; (3) limitations on who we can bill for certain services; (4) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (5) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. From time to time, the failure of the federal government to timely issue Medicare or Medicaid billing numbers has impeded our potential to expand operations.
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
Our Air Medical segment derives most of its revenue from billings to third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any unfavorable changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. Over the past several years, the U.S. Congress has taken steps to contain or reduce Medicare and Medicaid spending levels, which has resulted in lower reimbursement rates for our services and constrained our ability to charge higher amounts to cover cost increases. In addition to the above-described changes in reimbursement rates effected pursuant to the PPACA, in 2012 the U.S. Congress adopted legislation implementing “sequestration” reductions in federal spending. Under these “sequestration” budget cuts (as subsequently extended by Congress), Medicare provider payments have been reduced by 2% annually commencing April 1, 2013, and are scheduled to remain in effect through 2023.
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
Certain privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, contain detailed requirements concerning the use and disclosure of individually identifiable health information by our Air Medical operations. In addition to complying with these privacy requirements, we must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted by us or our business associates. Subsequent federal legislation or regulations have increased both the risk and consequences of enforcement actions, and increased our obligations to notify patients, the federal government or the media in the event of certain specified breaches of protected health data.
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
We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. As broadly interpreted by the courts, the Anti-Kickback Statute prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Many states have adopted laws similar to the federal Anti-Kickback Statute, although some are broader in scope. Exclusions from liability differ from state to state, rendering compliance more difficult and uncertain.
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
From time to time, the laws or regulations governing us or our customers, or the government’s policy of enforcing those laws or regulations, have changed frequently and materially, particularly in the recent past with respect to laws applicable to medical operations. The variability of these laws could hamper the ability of us and our customers to plan for the future or establish long-term strategies. Moreover, future changes in these laws or regulations could further increase our operating or compliance costs, or further restrict our operational flexibility, any of which could have a material adverse effect on our results of operations, competitive position, financial condition or prospects.

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
As of December 31, 2017, our total indebtedness was $617.5 million, consisting of $500.0 million of our 5.25% Senior Notes due 2019 and $117.5 million of borrowings outstanding under our $130.0 million revolving credit facility, which matures in 2019. Under our revolving credit facility and a separate letter of credit facility, we also had $7.6 million and $12.4 million, respectively, of letters of credit outstanding at December 31, 2017. As of December 31, 2017, we had approximately $203.1 million of aggregate lease commitments. For additional information on our indebtedness and commitments, please see Items 7 and 8 of this report.
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
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the future. Our capital expenditures relate primarily to the purchase of aircraft, including purchases of aircraft under purchase options, as well as capital improvements that enhance the value or safety of our aircraft and related infrastructure or that are necessitated by changes in technology, regulation or customer preferences. If we fail to adequately invest in our aircraft and related infrastructure in the future, the competitiveness of our fleet and service offerings could suffer.
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
During the third quarter of 2016, our revolving credit facility lenders agreed to amend one of our financial covenants to alleviate concerns about our future ability to remain in compliance therewith, and in the fourth quarter of 2017 these lenders waived our obligation to comply with our fixed charge coverage ratio for the fourth quarter of 2017 and first quarter of 2018. Our failure in the future to satisfy any of the financial covenants in our revolving credit facility could cause us to suffer an event of default, which could, among other things, accelerate our obligations under such facility or preclude us from making future borrowings thereunder. Moreover, in some cases any breach of these covenants or any other default under our revolving credit facility may create an event of default under our 5.25% Senior Notes due 2019, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such Notes (even though we may otherwise be in compliance with our obligations under those Notes and the associated indenture). Our revolving credit facility includes a similar cross-default provision. Thus, an event of default under either our revolving credit facility or 5.25% Senior Notes due 2019, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under the other. If we were to default under our debt obligations, we cannot assure you that we would be able to borrow or otherwise obtain enough cash to repay the accelerated indebtedness.
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

We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.
We have a significant amount of indebtedness that we typically refinance from time to time, principally through the issuance of new debt securities, including our 5.25% Senior Notes due 2019. Moreover, we might seek financing from time to time to fund other cash requirements, such as financing acquisitions of businesses or aircraft or paying unanticipated liabilities. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be volatile. Prevailing market conditions could be adversely affected by (i) general economic conditions, such as disruptions in domestic or overseas sovereign debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the oil and gas industry, such as low commodity prices. Volatility in the global markets, among other factors, could limit our access to the credit markets, leading to higher borrowing costs or our inability to obtain financing on terms that are as favorable as those from which we previously benefitted, on terms that are acceptable to us, or at all. In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our revolving credit facility and senior notes, which are discussed further above. Our access to funds under our revolving credit facility is further dependent upon the ability of the facility’s lenders to meet their funding commitments. If one or more of the lenders fails to fund, the remaining lenders will not be legally obligated to rectify the funding shortfall. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations or to meet our other financial commitments.
Our senior notes are unsecured and will be effectively subordinated to any secured indebtedness.
Our currently outstanding senior notes are unsecured and are effectively subordinated to any of our existing or future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and any debt or liabilities of our non-guarantor subsidiaries. In the event of a bankruptcy or similar proceeding, the assets that serve as collateral for any secured indebtedness would generally be available to satisfy our obligations under such secured indebtedness, and would not be expected to be available to satisfy other claims.

Other Risks Specific to our Company
We are highly dependent on the offshore oil and gas industry.
Approximately 51% of our 2017 operating revenue was attributable to providing helicopter services for offshore oil and gas exploration and production companies, most of which was in the Gulf of Mexico. Following our acquisition of HNZ's offshore business on December 29, 2017, we expect that an even larger percentage of our revenues will be derived from similar work in 2018. Our business is highly dependent on the level of exploration, development and production activity by oil and gas companies, particularly in the Gulf of Mexico and the Asia-Pacific region. The level of exploration, development and production activity is directly affected by trends in oil and gas prices, which historically have been volatile and difficult to predict. Oil and gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. Lower oil and natural gas prices generally lead to decreased spending by our customers over time.
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
Any substantial or extended decline in the price of oil or natural gas, such as the one that commenced in mid-2014, depresses the level of helicopter activity in support of exploration and production activity and thus reduces the demand for our offshore flight services.
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
Changes in industry conditions that increase the prospects or profitability of onshore drilling, which generally does not require use of our helicopter services, could have an adverse effect on our operations. For instance, if onshore fracking were to meaningfully increase the supply of hydrocarbons, it could potentially reduce the level of domestic or foreign offshore exploration and production activity and the demand for our helicopter services.
The demand for oil and natural gas could be influenced by changes in technology or other events outside of our control. Increased use of battery-powered vehicles or other alternative energy sources could significantly reduce the demand for fossil fuels.
The implementation of cost-saving measures by our oil and gas customers could result in lower demand for our services.
Companies in the oil and gas exploration and production industry continually seek to implement cost-savings measures, especially when prevailing oil and gas prices are depressed. As part of these measures, oil and gas companies have attempted to improve operating efficiencies with respect to helicopter support services. For example, certain oil and gas companies have pooled helicopter services among operators, reduced staffing levels by using technology to permit unmanned production installations and decreased the frequency of transportation of employees offshore by increasing the lengths of shifts offshore. The continued implementation of such measures or any decision of these companies to initiate their own helicopter support services could reduce demand or prevailing prices for our offshore helicopter services and have a material adverse effect on our business, results of operations and financial condition.
We are heavily dependent on servicing deepwater facilities in the Gulf of Mexico with heavy aircraft.
Approximately 50% of our oil and gas segment revenues for the year ended December 31, 2017 were attributable to our deepwater operations in the Gulf of Mexico. The operations of our recently-acquired HNZ offshore business are similarly focused primarily on servicing deepwater facilities in the Asia-Pacific region. Consequently, our oil and gas operations are significantly dependent upon the availability of the heavy aircraft that we have purchased to service this market segment. If regulatory authorities, PHI, or PHI’s customers were to deem these aircraft unsafe and suspend or curtail their use, our operating activities, financial position, cash flow and prospects could be materially adversely effected. Industry experts expect more drilling platforms to be decommissioned than installed in shallow waters of the Gulf of Mexico over the next 10 to 15 years, which would result in a systemic decline in the number of shallow water platforms that require flight services. If these market projections prove to be accurate, our domestic offshore operations will in the future be even more dependent than we are now on serving deepwater facilities in the Gulf of Mexico.
Moreover, any reduction in deepwater drilling activities could significantly impact our operations. As a result of the well-publicized sinking of the Deepwater Horizon rig in the Gulf of Mexico in April 2010, the U.S. Department of the Interior imposed a moratorium on deepwater drilling in the Gulf of Mexico from May through October 2010. The moratorium had a significant adverse impact on our business, particularly in the fourth quarter of 2010 and the first half of 2011. Any future accident or development that has a similar adverse impact on deepwater drilling in the Gulf of Mexico or other markets could have a material adverse effect on our business.
We depend on a small number of large customers for a significant portion of our revenues.
Our Oil and Gas segment derives a substantial portion of its operating revenues and income from a limited number of major and independent oil and gas companies. For the year ended December 31, 2017, approximately 23% of our operating revenues were attributable to our two largest oil and gas customers and approximately 33% of our operating revenues were attributable collectively to our top five largest oil and gas customers. For the same period, over half of the operating revenues of HNZ's offshore business in Asia-Pacific was attributable to its two largest customers. We cannot assure you that these customers will continue to contract with us on terms or at rates currently in effect, or will not elect to contract with our competitors or perform their own transportation services themselves. The loss of one of our top customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, our concentration of customers within the oil and gas industry may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
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
Our international operations are subject to political, economic and regulatory uncertainty.
Since 2011, we have conducted operations in certain foreign countries. Our international operations represented approximately 9% of our total operating revenues for the year ended December 31, 2017. As a result of our purchase of the HNZ Offshore Business on December 29, 2017, we currently expect the portion of our revenues derived from international operations will increase substantially in 2018. As of December 31, 2017, we operated or held over 30 aircraft outside of the United States, including nine in Australia, five in Trinidad and Tobago and four in Ghana.
Our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, anti-boycott laws, tax laws, immigration laws, privacy laws and accounting requirements. Regulations that require the awarding of contracts to local contractors or the employment of local citizens may adversely affect our competitiveness in these jurisdictions. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. The laws in certain jurisdictions are less settled and more subjective than U.S. laws. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various foreign jurisdictions or could be breached through inadvertence or mistake, fraudulent or negligent behavior of our employees or agents, failure to comply with certain formal documentation or technical requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us or our personnel, or prohibitions on the conduct of our business or our ability to operate in one or more countries, any of which could have a material adverse effect on our business, results of operations, financial condition or prospects.
In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements, which may render it more difficult for us to obtain licenses to enter new markets or acceptable terms at all;

•	problems collecting accounts receivable in a timely manner or at all;

•
uncertainties concerning import and export restrictions, including the risk of fines or penalties assessed for violating export restrictions by the Office of Foreign Assets Controls of the U.S. Department of Treasury;

•	embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act (the "FCPA"), as well as other applicable anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and repatriation restrictions and fluctuations in currency exchange rates;

•	the ability to secure and maintain the necessary physical infrastructure supporting operations;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	the inability to enforce our contract rights, either due to under-developed legal systems or government actions that result in a deprivation of contract rights;

•	pandemics or epidemics that disrupt our ability to transport people, fly our aircraft or otherwise conduct operations;

•	limitations in the availability, amount or terms of insurance coverage;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	the imposition of unanticipated or increased taxes, increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations, including logistical and communication challenges and increased expenses associated with sourcing personnel and parts to remote locations.

Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.
Our international affiliates transact business in various foreign currencies (primarily the Australian dollar and New Zealand dollar), and therefore we are subject to gains and losses due to fluctuations in those currencies.
By virtue of operating in many countries, we are subject to different and complex taxation laws, which often requires us to make subjective determinations and assumptions regarding the application of such laws to us, all of which increases the risk of potential disputes with taxing authorities.
We operate in certain international areas through foreign entities that we do not control, which subjects us to a variety of risks.
In order to legally operate or effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Frequently, we elect or are required by law to hold non-controlling investments in entities governed by foreign laws. As a result of not owning a majority interest in our unconsolidated affiliates, we do not have the ability to control their policies, management or operations, including the scope and quality of the services provided by these affiliates. Moreover, in certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws. Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.
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
At December 31, 2017, we operated in several foreign regions, including in four Asia-Pacific countries, the Caribbean Sea, the Mediterranean Sea and West Africa. Many of these areas have experienced political, economic and social uncertainties, and some suffer from high levels of corruption. Adjoining or nearby countries have experienced civil war, military campaigns, civil unrest, terrorist activities, political turbulence or other forms of unrest. Any of these forms of unrest in areas in which we operate could adversely impact our operations in several ways, including endangering the safety of our personnel in the region, interfering with our ability to transport parts or personnel to the region, disrupting our operations, increasing our operating costs, increasing our legal risk, and subjecting us to the risk of expropriation or other substantial changes in laws or regulations governing our overseas operations. Any of these could materially and adversely affect our overseas business or operations.
Our attempts to enter new international markets may not be successful.
To diversify our operations and maximize usage of our fleet, we periodically seek to enter new international markets, particularly to provide offshore services. To enter new markets, we typically must obtain an operating license and develop new procedures, practices and logistics to accommodate the geographic, weather, competitive and regulatory conditions of the new market. These efforts may be time consuming or costly, and may be opposed by incumbent operators. Moreover, as noted above, we frequently must establish joint ventures or similar arrangements with local partners. For all these reasons, we cannot assure you that our attempts to enter new international markets will succeed.
Our domestic pilot workforce is represented by a union, although we and the union do not have a current agreed upon collective bargaining agreement.
Our domestic pilots are represented by the Office and Professional Employees International Union (the “OPEIU”). We have not had a collective bargaining agreement with the OPEIU in several years, and bargaining was deferred for years during the pendency of OPEIU’s suit against us, which was terminated in late 2013. In late 2017, we brought suit against OPEIU seeking clarification of our bargaining obligations to the OPEIU. At this time, we cannot predict the impact of future negotiations with the OPEIU, or when or whether a new agreement might be reached. If an agreement is reached, such agreement may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if an agreement is not reached and there are labor disputes, including strikes, our operations and flight services could suffer, thereby negatively impacting our financial results.
Approximately 100 of our Australian pilots and ground staff are represented by two unions pursuant to bargaining agreements that are scheduled to expire between February 27, 2018 and December 21, 2021. We are also a party to one other agreement covering a limited number of our New Zealand pilots, which expires on September 21, 2019. We cannot assure you that these agreements will be extended in the future on terms acceptable to us or at all.
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
System failures could materially disrupt our ability to conduct operations and security breaches could compromise the confidentiality of our data or our customer’s data. We make significant efforts to maintain the integrity and continuity of our systems and to safeguard the security of these types of information, including maintaining contingency plans in the event of security breaches or other system failures. We cannot assure you that our security efforts and measures will prevent service disruptions, unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. Each of these risks could further intensify to the extent we maintain information in digital form stored on servers connected to the Internet. The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of personally identifiable information (including medical information). Any failure of our information or communications systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us. Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Our Chairman of the Board and Chief Executive Officer is also one of our principal shareholders and has voting control of the Company.
As of December 31, 2017, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned stock representing nearly 71% of the total voting power of our capital stock. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a shareholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other shareholders and were supported by a majority of our shareholders.

As a “controlled company” within the meaning of the NASDAQ rules, we qualify for exemptions from certain corporate governance requirements designed to protect investors.
As a result of Mr. Gonsoulin’s controlling interest, we are a “controlled company” within the meaning of the corporate governance standards of NASDAQ. As a “controlled company,” we may elect to forgo compliance with certain corporate governance requirements, including the requirements that we (i) maintain a board of directors comprised of a majority of independent directors, (ii) maintain a compensation committee comprised entirely of independent directors, and (iii) authorize independent directors to select or recommend our director nominees.
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
Although an attempted hostile takeover of our company is unlikely by virtue of our Chief Executive Officer’s controlling voting interest, there are also provisions in our articles of incorporation and by-laws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of our company’s securities at a premium to the market price or would otherwise be beneficial to you. For example, our articles of incorporation authorize our board of directors to issue preferred stock without shareholder approval and our by-laws give the board the exclusive right to fill all board vacancies. For a complete understanding of our articles and by-laws, you should read them in their entirety.
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

These foreign ownership restrictions could adversely impact the trading liquidity or market value of our common stock by reducing our pool of potential shareholders. In addition, if we were to seek to sell any portion of our business that requires holding an FAA operating certificate, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market.
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change.
As described in Note 9 – Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this report, we have substantial net operating loss carryforwards (“NOLs”) available to offset future taxable income. Our ability to use our federal NOLs could be substantially limited if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (“IRC”). Generally, an ownership change occurs when the percentage of a corporation’s stock (by value) owned by all of the corporation’s 5% shareholders (as determined pursuant to the IRC), as a group, has increased by more than 50 percentage points over the lowest percentage of stock (by value) owned by the 5% shareholders, as a group, at any time during the past three years. A corporation must test to determine whether it has had an ownership change on any date that a 5% shareholder acquires stock. Changes in ownership of our stock are generally not within our control. If an ownership change were to occur, the use of our federal NOLs would be subject to an annual limit, generally equal to the value of the company multiplied by the long-term tax exempt rate, which could substantially limit our ability to use the NOLs each year and could result in NOLs expiring unused. Use of our state NOLs may also be limited by an ownership change.
Adoption of the Tax Cuts and Jobs Act will have a substantial impact on us.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which significantly reformed the U.S. Internal Revenue Code (the “Code”). The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, migrates the Code from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. Although we have provisionally recognized some of the effects of the Tax Act, we continue to examine the impact the Tax Act may have on our business. We will also evaluate the effect of the Tax Act on our projection of future cash taxes and our deferred tax assets and liabilities. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. See Note 9.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Aircraft
Information regarding our 245 owned or leased aircraft fleet and 7 customer-owned aircraft that we operated as of December 31, 2017 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Maximum Passenger Capacity	Cruise Speed (mph)	Approximate Range (miles)(2)
Light Aircraft
Bell	206 / 407	79	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117	5	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1) / EC-145	39	Twin Turbine	7	143	380
Eurocopter	AS350 B2 / B3	25	Turbine	5	140	335 – 385
Medium Aircraft
Bell	212 (1) / 412 (1)	9	Twin Turbine	8 –13	115 – 160	300 – 370
Sikorsky	S-76 (1) A++, C++	28	Twin Turbine	12	150	400
Agusta Westland	AW-139 (1) / AW-109/AB139	18	Twin Turbine	15	160	570
Heavy Aircraft
Sikorsky	S-92A(1)	35	Twin Turbine	19	160	495
	Total Helicopters	238
Fixed Wing (3)
Lear Jet	31A(1) / 40	2	Turbojet	8	527	1,435
Beech	King Air (1)	5	Turboprop	8	300	1,380
	Total Fixed Wing	7
	Total Aircraft	245

(1)	Equipped to fly under instrument flight rules. All other types listed can only fly under visual flight rules. See related disclosures in Item 1 and Item 1A of this report.

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Includes one Lear Jet 31A and one King Air 250 used for corporate purposes.
Of the 245 aircraft listed as of December 31, 2017, we owned 218 and leased 20. The leased aircraft consist of 18 heavy aircraft and 2 medium aircraft currently used in the Oil and Gas segment. We excluded from our reported figures any aircraft owned or operated by us under temporary arrangement that do not enable us to earn income. The table above also lists 7 customer-owned aircraft (5 light aircraft and 2 medium aircraft) that we operate on the customers’ behalf.
From time to time, we may sell aircraft when they become obsolete or do not fit into our future fleet plans.

Facilities
General - Our principal facilities are located on property leased from the Lafayette Airport Commission at Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28 acres and two buildings, with an aggregate of approximately 256,000 square feet, housing our main operational, executive, and administrative offices and the main repair and maintenance facility. The lease for this facility commenced in 2001, expires in 2021 and grants us three five-year renewal options following the expiration date.
Oil & Gas Segment - We own our Boothville, Louisiana operating facility. The property has a 23,000 square foot building, a 7,000 square foot hangar, and landing pads for 35 helicopters.
We also lease property for an executive and marketing office in Houston, Texas and 15 additional bases to service the oil and gas industry throughout the Gulf of Mexico and our international markets. Those domestic bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Domestic
Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2018	53 acres	Operational and maintenance facilities, landing pads for 27 helicopters	None

Intracoastal City (Louisiana)	December 31, 2018	18 acres	Operational and maintenance facilities, landing pads for 11 helicopters	None

Houma-Terrebonne Airport (Louisiana)	February 28, 2019	97 acres (Two Locations)	Two operational and maintenance facilities, landing pads for 57 helicopters total	Facilities under five separate leases, of which two contain options to extend through 2027

Galveston (Texas)	May 31, 2021	11 acres	Operational and maintenance facilities, landing pads for 22 helicopters	Lease period to May 31, 2021 with certain cancellation provisions

Fourchon (Louisiana)	June 6, 2018	14 acres	Operational and maintenance facilities, landing pads for 18 helicopters	Facility under three separate leases, of which two contain options to extend through 2026 and 2028.
Our other domestic offshore operations-related facilities are located at Alexandria, Cameron, and Lake Charles, Louisiana; and Rockport, Texas.
We also operate from offshore platforms, use of which are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.
Our international operations headquarters is located in Nelson, New Zealand. Our international offshore operations also operate facilities located at New Plymouth-New Zealand, Puerto Princesa-Philippines, Herd and Port Moresby-Papua New Guinea and, in Karratha, Broome and Longford-Australia.
Air Medical - We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 7,000 square feet of hangar space and 47,781 square feet of office space. The office space lease has a five year term expiring on October 31, 2022. The hangar lease expires in March 2022. As of December 31, 2017, we operated 55 Air Medical bases located in California, Indiana, Kentucky, Maryland, New Jersey, New Mexico, Tennessee, Texas and Virginia, all of which are leased. Other bases for our approximately 18 other Air Medical sites are generally furnished by customers.

ITEM 3.    LEGAL PROCEEDINGS
For information on our legal proceedings and other contingencies, see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

	Voting		Non-Voting
Period	High	Low	High	Low
January 1, 2017 to March 31, 2017	$17.93	$10.63	$18.28	$11.83
April 1, 2017 to June 30, 2017	12.76	9.01	12.69	8.09
July 1, 2017 to September 30, 2017	12.49	9.41	12.97	9.26
October 1, 2017 to December 31, 2017	13.17	11.06	13.25	10.91
January 1, 2016 to March 31, 2016	$18.96	$15.01	$19.87	$14.95
April 1, 2016 to June 30, 2016	21.70	13.05	22.79	15.10
July 1, 2016 to September 30, 2016	21.24	16.70	21.00	17.11
October 1, 2016 to December 31, 2016	18.67	12.51	18.69	13.52
Each share of voting common stock entitles the holder to one vote with respect to such share on each matter properly submitted to the Company’s shareholders. Unless otherwise required by law, holders of the non-voting common stock are not entitled to any voting rights. Except with respect to voting rights, each share of voting common stock and non-voting common stock are identical. As of December 31, 2017, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned voting common stock representing approximately 70.9% of our total voting power.
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
The indenture governing our 5.25% Senior Notes due 2019 restricts the payment of dividends. For more information, see Note 8, Long-Term Debt, of the Notes to Consolidated Financial Statements included in this Form 10-K and “Risk Factors – Risks Related to our Liquidity and Capital Resources” appearing in Item 1A of this report.
As of February 19, 2018, there were approximately 752 holders of record of our voting common stock and 61 holders of record of our non-voting common stock.
We maintain a voluntary employee stock repurchase plan under which employees holding PHI shares issued under our equity incentive programs can voluntarily offer to sell their shares to PHI and PHI may accept or reject these offers. For the quarter ended December 31, 2017, we did not repurchase any of our shares under this plan. Please note that the SEC rules require disclosure only regarding the prior quarter.

Stock Performance Graph
The following performance graph compares PHI’s cumulative total stockholder return on its voting common stock for the last six years with the cumulative total return on the Russell 2000 Index and the Oil Service Sector Index (“OSX”), assuming the investment of $100 on January 1, 2013, at closing prices on December 31, 2012, and reinvestment of dividends. The Russell 2000 Index consists of a broad range of publicly-traded companies with small market capitalizations of $0.5 billion to $1.07 billion and is published daily in the Wall Street Journal. The OSX is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services.

Cumulative Total Returns as of December 31,

Index	2012	2013	2014	2015	2016	2017
PHI	100.00	129.59	111.68	49.00	52.58	34.55
OSX	100.00	129.95	97.51	72.94	85.21	69.15
Russell 2000	100.00	137.00	141.84	133.74	160.55	180.79
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$579,545	$634,098	$804,228	$836,270	$856,500
Gain (loss) on disposition of assets, net	(298)	3,350	(339)	(848)	16,604
Net earnings (loss) (1) (2) (3) (4)	7,532	(26,680)	26,924	32,688	58,956
Net earnings (loss) per share
Basic	0.48	(1.70)	1.73	2.11	3.81
Diluted	0.48	(1.70)	1.72	2.08	3.77
Weighted average shares outstanding
Basic	15,762	15,663	15,566	15,483	15,474
Diluted	15,762	15,663	15,642	15,685	15,639
Cash Flow Data
Net cash (used in) provided by operating activities	$(19,103)	$(564)	$133,918	$119,519	$105,096
Net cash provided by (used in) investing activities	42,033	(75,218)	(149,833)	(245,050)	(98,219)
Net cash (used in) provided by financing activities	(16,756)	75,971	12,052	130,867	(8,792)
Balance Sheet Data (5)
Current assets	$352,613	$521,666	$521,290	$466,524	$354,658
Working capital	273,577	464,616	445,158	386,012	263,253
Property and equipment, net	946,765	903,977	883,529	877,818	785,472
Total assets	1,401,846	1,448,440	1,426,333	1,376,080	1,173,323
Total debt	615,994	631,247	553,501	543,000	379,000
Shareholders’ equity	612,654	599,778	626,998	597,068	559,965

(1)	Net earnings in 2017 includes a net tax benefit of $49.2 million related to the remeasurement of our net deferred tax liability under the Tax Cuts and Jobs Act.

(2)	Net earnings in 2016 includes an after-tax charge of $1.0 million related to voluntary early retirement programs.

(3)	Net earnings in 2015 includes an after-tax charge of $8.6 million related to voluntary early retirement programs.

(4)	Net earnings in 2014 includes an after-tax charge of $18.1 million related to the refinancing of our 8.625% Senior Notes.

(5)	As of December 31.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this report (which are hereinafter referred to as “Notes”).
As explained further in Item 1 of this report, we are primarily a provider of helicopter transport services and derive most of our revenue from providing these services to the energy and medical industries. Our results of operations are principally driven by the following factors:

•
The level of offshore oil and gas exploration and production activities in the areas in which we operate. Operating revenues from our Oil and Gas segment relate substantially to operations in the Gulf of Mexico and a couple of our other key offshore markets. Many of the helicopters we have recently acquired are larger aircraft intended to service deepwater activities and the margins we earn on these aircraft are generally higher than on smaller aircraft. During periods when the level of offshore activity increases, demand for our offshore flight services typically increases, directly affecting our revenue and profitability. Also, during periods when deepwater offshore activity increases, the demand for our medium and heavy aircraft usually increases, creating a positive impact on revenue and earnings. Conversely, a reduction in offshore oil and gas activities generally, or deepwater offshore activity particularly, typically negatively impacts our aircraft utilization, flight volumes, and overall demand for our aircraft, thereby creating a negative impact on revenue and earnings.

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors, and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 81%, 74% and 65% of our Air Medical segment revenues for the years ended December 31, 2017, 2016 and 2015, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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
For several years our Air Medical affiliate received substantive benefits under its three-year service contract with a Middle East customer dated September 29, 2012. Pursuant to contact extensions, our Air Medical affiliate continued providing services at reduced levels for another year through September 30, 2016, when the contract expired. Consequently, since September 30, 2016, our overseas air medical revenues and operating costs have declined significantly as compared to prior periods. For additional information, see Note 1.
As discussed further in Note 2 to our accompanying financial statements, we acquired the HNZ Offshore Business on December 29, 2017, which we expect will have a substantial impact on our future operations.
For a discussion of recent tax law changes, see “Impact of Recent Tax Law Changes” below.

Impact of Recent Tax Law Changes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which significantly reformed the U.S. Internal Revenue Code (the “Code”). The Tax Act, among other things, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, migrates the Code from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits.
The change in rates required us under applicable accounting rules to remeasure our deferred tax assets and liabilities, and to recognize the impact of this remeasurement in the period of enactment of the rate change. As a result of the rate changes in late 2017, we remeasured our net deferred tax liability at December 31, 2017, and provisionally recognized a net benefit of $49.2 million in our consolidated statement of operations for the year ended December 31, 2017.
The Tax Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. We do not expect this one-time tax to materially impact us, and have provisionally recorded no liability relating to this one-time repatriation tax in our consolidated statement of operations for the year ended December 31, 2017.  We continue to examine the impact of other provisions of the Tax Act on our business.
Changes from our current provisional estimates described above will be reflected in our future statements of operations. For a more detailed description of the Tax Act and its impact on us, please see Note 9 to the accompanying consolidated financial statements included in Item 8.

Results of Operations
The following tables present segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2017, 2016 and 2015.

	Year Ended		Favorable (Unfavorable)
	December 31,
	2017	2016
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$298,398	$324,129	$(25,731)
Air Medical	257,273	281,868	(24,595)
Technical Services	23,874	28,101	(4,227)
Total operating revenues	579,545	634,098	(54,553)
Segment direct expenses (1)
Oil and Gas (2)	321,272	344,640	23,368
Air Medical	208,987	227,877	18,890
Technical Services	16,825	19,882	3,057
Total direct expenses	547,084	592,399	45,315
Segment selling, general and administrative expenses
Oil and Gas	5,899	6,739	840
Air Medical	12,442	10,968	(1,474)
Technical Services	1,405	1,101	(304)
Total selling, general and administrative expenses	19,746	18,808	(938)
Total segment direct and selling, general and administrative expenses	566,830	611,207	44,377
Net segment (loss) profit
Oil and Gas	(28,773)	(27,250)	(1,523)
Air Medical	35,844	43,023	(7,179)
Technical Services	5,644	7,118	(1,474)
Total net segment profit (3)	12,715	22,891	(10,176)
Other, net (4)	2,098	6,214	(4,116)
Unallocated selling, general and administrative expenses (1)	(34,071)	(25,610)	(8,461)
Interest expense	(32,183)	(30,644)	(1,539)
Loss before income taxes	$(51,441)	$(27,149)	$(24,292)
Flight hours
Oil and Gas	78,548	79,205	(657)
Air Medical	37,226	37,002	224
Technical Services	1,177	1,274	(97)
Total	116,951	117,481	(530)
Air Medical Transports	19,548	19,244	304
Aircraft owned or operated at period end
Oil and Gas	133	131
Air Medical	106	104
Technical Services	6	6
Total (5)	245	241

	Year Ended		Favorable (Unfavorable)
	December 31,
	2016	2015
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$324,129	$459,611	$(135,482)
Air Medical	281,868	312,775	(30,907)
Technical Services	28,101	31,842	(3,741)
Total operating revenues	634,098	804,228	(170,130)
Segment direct expenses (1)
Oil and Gas (2)	344,640	411,757	67,117
Air Medical	227,877	246,487	18,610
Technical Services	19,882	29,112	9,230
Total direct expenses	592,399	687,356	94,957
Segment selling, general and administrative expenses
Oil and Gas	6,739	6,511	(228)
Air Medical	10,968	10,455	(513)
Technical Services	1,101	805	(296)
Total selling, general and administrative expenses	18,808	17,771	(1,037)
Total segment direct and selling, general and administrative expenses	611,207	705,127	93,920
Net segment profit
Oil and Gas	(27,250)	41,343	(68,593)
Air Medical	43,023	55,833	(12,810)
Technical Services	7,118	1,925	5,193
Total net segment profit (3)	22,891	99,101	(76,210)
Other, net (4)	6,214	1,872	4,342
Unallocated selling, general and administrative expenses (1)	(25,610)	(28,651)	3,041
Interest expense	(30,644)	(29,066)	(1,578)
Earnings before income taxes	$(27,149)	$43,256	$(70,405)
Flight hours
Oil and Gas	79,205	99,532	(20,327)
Air Medical	37,002	35,848	1,154
Technical Services	1,274	1,351	(77)
Total	117,481	136,731	(19,250)
Air Medical Transports	19,244	18,768	476
Aircraft owned or operated at period end
Oil and Gas	131	155
Air Medical	104	104
Technical Services	6	6
Total (5)	241	265

(1)The following amounts of depreciation and amortization expense are included in direct expense and unallocated selling, general and administrative costs:

	Year Ended December 31,
	2017	2016	2015
Segment direct expense:
Oil & Gas	$39,655	$40,170	$42,992
Air Medical	20,413	19,716	17,224
Technical Services	581	564	518
Total	$60,649	$60,450	$60,734
Unallocated SG&A	$7,378	$5,293	$12,564

(2)	Includes equity in income/loss of unconsolidated affiliates.

(3)
Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Year Ended December 31,
	2017	2016	2015
Total net segment profit	$12,715	$22,891	$99,101
Other, net	2,098	6,214	1,872
Unallocated selling, general and administrative costs	(34,071)	(25,610)	(28,651)
Interest expense	(32,183)	(30,644)	(29,066)
(Loss) earnings before income taxes	$(51,441)	$(27,149)	$43,256

(4)	Includes gains on disposition of property and equipment, asset impairments, and other income.

(5)
Represents the total number of aircraft available for use, not all of which were deployed in service as of the dates indicated; includes six aircraft as of December 31, 2017, six aircraft as of December 31, 2016 and 10 aircraft as of December 31, 2015 that were owned or leased by customers but operated by us.

Year Ended December 31, 2017 compared with Year Ended December 31, 2016
Combined Operations
Operating Revenues - Operating revenues for the year ended December 31, 2017 were $579.5 million, compared to $634.1 million for the year ended December 31, 2016, a decrease of $54.6 million, or 8.6%. Oil and Gas segment operating revenues decreased $25.7 million for the year ended December 31, 2017, related primarily to decreased aircraft flight revenues resulting predominately from less aircraft on contract and decreased flight hours. Operating revenues in our Air Medical segment decreased $24.6 million due principally to decreased revenues attributable to overseas operations. Technical Services operating revenues decreased $4.2 million due to a reduction in services provided to a third party customer under projects discussed further below.
Total flight hours for the year ended December 31, 2017 were 116,951 compared to 117,481 for the year ended December 31, 2016. Oil and Gas segment’s flight hours decreased 657 hours, due to decreases in flight hours for medium aircraft, partially offset by increases in flight hours for light and heavy aircraft model types. Air Medical segment flight hours increased 224 hours from the year ended December 31, 2016, due to increased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 19,548 for the year ended December 31, 2017, compared to 19,244 for the year ended December 31, 2016.
Direct Expenses – Direct operating expense was $547.1 million for the year ended December 31, 2017, a decrease of $45.3 million, or 7.6%. Employee compensation expense for 2017 decreased $22.6 million primarily due to a reduction in the number of employees in each of our segments. Employee compensation expense represented approximately 52% and 46% of total direct expense for the year ended December 31, 2017 and 2016, respectively. We experienced a decrease in aircraft warranty costs of $8.3 million (which represents 6.0% of total direct expense), primarily as a result of decreased flight hours and the cancellation of a warranty program on some of our fleet of medium aircraft, resulting in a non-recurring credit of $9.8 million from the warranty provider. In addition, we experienced a decrease in spare parts cost of $4.5 million (which represents approximately 4% of total direct expense) and a decrease of $4.3 million in helicopter rent (which represents approximately 7% of total direct expense). Costs of goods sold decreased $14.0 million, primarily related to decreased services provided to an external customer by our Technical Services segment and an overseas customer in our Air Medical segment. Other costs increased $8.4 million, net.
Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $53.8 million for the year ended December 31, 2017, compared to $44.4 million for the year ended December 31, 2016. The $9.4 million increase was primarily attributable to an $11.3 million increase in employee compensation expense related mainly to increased stock-based compensation expense and severance payments and a $2.4 million increase in legal and consulting expenses related to our HNZ acquisition and other special projects. These increases were partially offset by a $3.2 million decrease in other SG&A expenses, primarily due to a reduced costs associated with the 2016 final lease settlement charges for three aircraft returned to the lessor, lower fees for contract services in our Oil and Gas segment, and a $1.2 million decrease in bad debt expense.
Loss on Disposal of Assets, net – Loss on asset dispositions was $0.3 million for the year ended December 31, 2017, compared to a gain of $3.3 million for the year ended December 31, 2016. In 2017, we sold or disposed of six medium and one fixed wing aircraft, along with spare parts inventory, that no longer met our strategic needs. During the year ended December 31, 2016, we sold or disposed of 12 light and 11 medium aircraft.
Impairment of Assets – In connection with our annual impairment testing, we recorded a $0.4 million impairment the year ended December 31, 2017 for two light aircraft in our Oil and Gas segment. The carrying value of these aircraft was $1.8 million. Following a market analysis, we determined that the market value of these aircraft is $1.4 million. We recorded a $0.4 million impairment loss in the year ended December 31, 2016 for two light aircraft in our Oil and Gas segment. The carrying value of these aircraft was $1.8 million. Following a market analysis, we determined that the market value of these aircraft was $1.4 million.
Equity in Loss (Profit) of Unconsolidated Affiliate – Equity in the loss of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $1.0 million for December 31, 2017, compared to a profit of $0.2 million for the year ended December 31, 2016, relative to our 49% equity ownership, respectively. In 2017, we also recorded $0.6 million of equity in the income of our unconsolidated affiliate attributable to our late 2016 investment in our Australian joint venture, which resulted in our equity in income of unconsolidated entities for 2017 equaling $0.4 million on a net basis. See Note 16.
Interest Expense – Interest expense was $32.2 million for the year ended December 31, 2017, compared to $30.6 million for the year ended December 31, 2016, principally due to higher average outstanding debt balances.
Other Income, net – Other income was $2.8 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively and represents primarily interest income.
Income Taxes – Income tax benefit for the year ended December 31, 2017 was $59 million compared to $0.5 million for the year ended December 31, 2016. Our effective tax rate was 115% and 1.7% for the year ended December 31, 2017 and December 31, 2016, respectively. The higher rate of benefit for the year ended December 31, 2017 is mainly the result of the recently enacted Tax Cuts and Jobs Act (the “Tax Act”) that was signed on December 22, 2017. The Tax Act, among other things, reduced the U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. The change in the U.S. corporate tax rate required us to remeasure our existing net deferred liabilities which resulted in a $49.2 million income tax benefit, recorded in 2017. See Note 9. The lower tax rate for the year ended December 31, 2016 reflects the impact of recording an increase of $9.0 million in the valuation allowance on our foreign tax credits.
Net Income – Net income for the year ended December 31, 2017 was $7.5 million compared to a net loss of $26.7 million for the year ended December 31, 2016. Loss before income taxes for the year ended December 31, 2017 was $51.4 million compared to $27.1 million for the same period in 2016. Earnings per diluted share was $0.48 for 2017 compared to loss per diluted share of $1.70 for 2016. The increase in earnings is primarily due to the above-described one-time income tax benefit realized in 2017. We had 15.8 million and 15.7 million weighted average diluted common shares outstanding during the years ended December 31, 2017 and 2016, respectively.
Segment Discussion
Oil and Gas – Oil and Gas segment revenues were $298.4 million for the year ended December 31, 2017, compared to $324.1 million for the year ended December 31, 2016, a decrease of $25.7 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft, flight hours and rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 78,548 for 2017 compared to 79,205 for 2016, a decrease of 657 flight hours. The decline in flight hours is attributable to lower flight hours for medium aircraft, partially offset by higher flight hours for light and heavy aircraft. The decrease in revenue is primarily due to decreased revenues for heavy and medium aircraft model types, partially offset by increased revenues for light aircraft model types primarily attributable to less aircraft on contract and decreased flight hours for these aircraft in the Gulf of Mexico.
The number of aircraft available for use in the segment was 133 at December 31, 2017, compared to 131 at December 31, 2016. We added two light and nine medium aircraft to our Oil and Gas segment since December 31, 2016. We have sold or disposed of six medium and one fixed wing in the Oil and Gas segment during the year ended December 31, 2017. Changes in customer-owned aircraft and transfers between segments account for the remainder. As noted above, our offshore aircraft utilization rates in 2017 were adversely affected by challenging market conditions.
Direct expense in our Oil and Gas segment was $321.3 million for the year ended December 31, 2017, compared to $344.6 million for the year ended December 31, 2016, a decrease of $23.4 million. Employee compensation expenses for 2017 decreased $10.3 million due to a reduction in the number of employees. We experienced a decrease in aircraft warranty costs of $7.6 million primarily as a result of the cancellation of a warranty program on some of our fleet of medium aircraft, resulting in a non-recurring credit of $8.9 million from the warranty provider. In addition, we experienced a decrease in spare parts cost of $5.0 million and a decrease of $3.6 million in helicopter rent. Other costs increased $3.1 million, net.
Selling, general and administrative segment expenses were $5.9 million for the year ended December 31, 2017 and $6.7 million for the year ended December 31, 2016. The $0.8 million decrease was primarily due to decreased bad debt expense of $1.2 million, partially offset by an increase in other costs of $0.4 million, net.
Oil and Gas segment loss was $28.8 million for the year ended December 31, 2017, compared to a loss of $27.3 million for the prior year period. The $1.5 million increase in segment loss was due to the decreased revenues detailed above, partially offset by decreased expenses, also described above.
Air Medical – Air Medical segment revenues were $257.3 million for the year ended December 31, 2017, compared to $281.9 million for the year ended December 31, 2016, a decrease of $24.6 million. Operating revenues in our independent provider programs increased $6.3 million primarily due to increased transports. Patient transports were 19,548 for the year ended December 31, 2017, compared to 19,244 for the prior year. Operating revenues in our traditional provider programs decreased $30.3 million due to the lapse of our overseas contract in late 2016, partially offset by increased revenues of $4.0 million in our U.S.-based programs. Other segment revenue decreased $0.6 million.
The number of aircraft in the segment at December 31, 2017 was 106, compared to 104 at December 31, 2016. Changes in customer-owned aircraft and transfers between segments account for the increase.
Direct expense in our Air Medical segment was $209.0 million for the year ended December 31, 2017, compared to $227.9 million for the year ended December 31, 2016, a decrease of $18.9 million. Employee compensation expenses decreased $7.8 million due to a reduction in the number of employees in the segment. There were also decreases in component repair costs of $1.3 million, primarily due to a reduction in scheduled maintenance for certain model types, and a decrease in aircraft warranty costs of $1.3 million, primarily due to the termination of a warranty program for certain aircraft, resulting in a non-recurring credit of $0.9 million from the warranty provider. Aircraft rent expense decreased $0.8 million and insurance decreased $0.3 million. There was a decrease in cost of goods sold of $7.1 million due to a decrease in certain costs attributable to international operations billed on a cost plus basis. We experienced increases in fuel costs of $0.3 million due to increased flight hours, aircraft depreciation of $1.4 million, and a decrease in property taxes of $0.7 million. Other direct expense items decreased by a net of $1.1 million.
Selling, general and administrative segment expenses were $12.4 million for the year ended December 31, 2017, compared to $11.0 million for the year ended December 31, 2016. The $1.4 million increase was primarily due to higher employee compensation attributable to employee incentive plans, legal fees, and consulting, partially offset by increased marketing expenses.
Air Medical segment profit was $35.8 million for the year ended December 31, 2017, compared to a segment profit of $43.0 million for the year ended December 31, 2016. The decrease in profit is primarily attributable to the decreased revenues described above, partially offset by the decreased aircraft operating expenses also described above.
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
Technical Services – Technical Services revenues were $23.9 million for the year ended December 31, 2017, compared to $28.1 million for the year ended December 31, 2016. Direct expense decreased $3.1 million compared to the prior year. These decreases in revenue and expense were due primarily to a decrease of technical services provided to a third party customer. Technical Services segment profit was $5.6 million for the year ended December 31, 2017, compared to $7.1 million for the year ended December 31, 2016.
For a further description of each of our segments, see Note 14.
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
Equity in Profit of Unconsolidated Affiliate – Equity in the profit of our unconsolidated affiliate attributable to our mid-2011 investment in a Ghanaian entity was $0.2 million for December 31, 2016, compared to a loss of $0.3 million for the year ended December 31, 2015, as a result of a 2016 contract award in the region. See Note 16.

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
For a further description of each of our segments, see Note 14.
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
As discussed further in Note 2 to our accompanying financial statements, on December 29, 2017, we loaned CAD $167.5 to HNZ’s purchaser and immediately thereafter received the HNZ Offshore Business as payment for substantially all of the loan principal. We funded our term loans to HNZ’s purchaser primarily with the proceeds of maturing or liquidated short-term investments.
Cash Flow
Liquidity - Our cash position was $8.8 million at December 31, 2017, $2.6 million at December 31, 2016, and $2.4 million at December 31, 2015. Short-term investments were $64.2 million at December 31, 2017, $289.8 million at December 31, 2016, and $284.5 million at December 31, 2015. As of December 31, 2017, 2016 and 2015, we also had $12.4 million, $13.0 million, and $15.3 million, respectively, in restricted investments, in each case securing outstanding letters of credit. The decrease in short-term investments in 2017 was due in large part to the purchase of the HNZ Offshore Business. The primary use of cash during each of the past three years, other than the HNZ purchase, was the funding of capital spending, primarily aircraft purchases.

As noted in greater detail above, weakness in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015. Over the course of 2017, we used a substantial portion of our cash and cash equivalents (collectively, “cash assets”) to finance our operations and our acquisition of the HNZ Offshore Business. We nonetheless believe we will continue to hold sufficient cash assets to support operations, especially since we continue to hold no debt coming due during 2018. For these reasons, while we expect that our liquidity will be negatively impacted if the oil and gas industry further deteriorates, we expect based on current conditions to be able to fund operations over the next four quarters, although we can provide no assurances to this effect.
Operating activities - Net cash used in operating activities was $19.1 million in 2017, compared to net cash used of $0.6 million in 2016, and net cash provided of $133.9 million in 2015. Operating revenues were down $54.6 million, due in part to a $25.7 million decrease in our Oil and Gas segment revenues, related to the downturn in the industry. Air Medical net revenues decreased $24.6 million, primarily due to the termination in late 2016 of our Middle East contract. The remainder of the decrease in revenue is attributable to the decrease in revenue from Technical Services. This increase in cash used in operating activities was partially offset by a $22.8 million decrease in cash required for net payroll, primarily due a reduction in staffing levels, and a decrease in payments to vendors due to the decreased scope of our operations.
There was a decrease of $134.5 million in net cash provided by operations when comparing 2016 to 2015. This decrease was due to a decrease in operating revenues of $170.1 million, primarily due to a $135.5 million decrease in our Oil and Gas segment revenues, related to the downturn in industry conditions. The remainder of the decrease in revenue is attributable to the decrease in revenue from our Middle East contract, which lapsed on September 30, 2016. These shortfalls were partially offset by a $21.0 million decrease in cash required for net payroll, primarily due to a reduction in bonuses paid and staffing levels, and a decrease in payments to vendors due to the decreased scope of our operations.
Investing activities - Net cash provided by investing activities was $42.0 million for 2017, compared to net cash used of $75.2 million for 2016, and $149.8 million for 2015. Purchases and sales of short-term investments provided cash of $225.0 million during 2017, used cash of $4.9 million in 2016, and used cash of $102.7 million in 2015. During 2017, we also applied funds towards the purchase of the HNZ Offshore Business of $126.6 million, net. Gross proceeds from asset dispositions were $1.3 million for 2017, $15.0 million for 2016, and $5.2 million for 2015. Capital expenditures were $56.8 million for 2017, $81.8 million for 2016, and $57.1 million for 2015. Capital expenditures for aircraft purchases and aircraft improvements accounted for $52.1 million, $78.8 million, and $55.2 million in 2017, 2016, and 2015, respectively. In 2017, we purchased a heavy aircraft from a lessor and two light aircraft, using existing cash, cash from operations, and our revolving credit facility. In 2016, we took delivery of one heavy aircraft that we purchased, we purchased one heavy aircraft pursuant to a lease purchase option, and we purchased two light aircraft. The purchases for 2016 were financed using existing cash, cash from operations, and our revolving credit facility. In 2015, we purchased six light aircraft, and we purchased one heavy aircraft pursuant to a purchase option in the aircraft lease contract. The purchases were financed using existing cash on hand and borrowings under our revolving credit facility.
Financing activities – Financing activities for 2017 include net payments of $16.5 million of revolving credit facility debt, a $0.8 million loan to a third party, and $0.3 million paid to purchase shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of their equity incentive awards.
Financing activities for 2016 included net borrowings of $76.5 million of revolving credit facility debt, and $0.5 million paid to purchase shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of their equity incentive awards.
Financing activities for 2015 included net borrowings of $14.5 million of revolving credit facility debt, and $2.4 million paid to purchase shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of their equity incentive awards.
Long Term Debt
As of December 31, 2017, our total long-term debt was $617.5 million, consisting of $500.0 million of our 5.25% Senior Notes due 2019 (excluding debt issuance cost) and $117.5 million borrowed under our revolving credit facility. The carrying value of our variable-rate indebtedness under our revolving credit facility approximates its fair value as of December 31, 2017. The fair value of our 5.25% Senior Notes was $499.2 million at December 31, 2017.
We are currently considering the possibility of a financing transaction to refinance our 5.25% Senior Notes, subject to market conditions. If we do not complete this process by March 31, 2018, we currently expect soliciting and receiving a short-term waiver of our consolidated working capital coverage ratio described below, although we cannot assure you of this.

For additional information about the terms of our 5.25% Senior Notes issued on March 17, 2014, see Note 8.
Revolving Credit Facility - We have an amended and restated revolving credit facility (our “credit facility”) that matures on March 7, 2019. Under our credit facility, we can borrow up to $130.0 million at floating interest rates based on either the London Interbank Offered Rate plus 275 basis points (as defined in our credit facility). Our credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1 to 1 if our short-term investments fall below $150.0 million, and consolidated net worth of at least $500 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility).
During the fourth quarter of 2017, we amended our credit facility to (i) extend the maturity date of the line of credit from October 1, 2018 to March 7, 2019, (ii) decrease the secured revolving line of credit from $150.0 million to $130.0 million, (iii) limit extensions of credit under the revolving line of credit to a borrowing base calculated periodically based on specified percentages of the value of eligible accounts and eligible inventory and the value of certain short-term investments, and (iv) effect the fixed charge coverage ratio waivers noted in the next paragraph. The amendment also amends certain specified interest rates and various covenants including amendments that change the fixed charge coverage ratio from 1.10 to 1.00 to 1.00 to 1.00, calculated on a quarterly basis, change the Company’s required consolidated net worth from $450.0 million to $500.0 million, and permit debt in an aggregate principal amount not to exceed $5.0 million to accommodate an international working capital line of credit.
During the third quarter of 2016, our credit facility lenders agreed to amend our financial covenants to alleviate concerns about our future ability to remain in compliance with a requirement to maintain a fixed charge coverage ratio of 1 to 1. Specifically, the lenders agreed to test compliance with this ratio requirement only if at the end of any quarter our short-term investments were below $150 million. In the fourth quarter of 2017 these lenders waived our obligation to comply with our amended fixed charge coverage requirement for the fiscal quarters ending on December 31, 2017 and March 31, 2018. As of December 31, 2017, our short-term investments were $64.2 million. We currently expect to have less than $150 million of short term investments as of June 30, 2018, but do anticipate attaining the required 1 to 1 fixed charge coverage ratio at such time. We cannot, however, provide any assurances to these effects.
At December 31, 2017, we had $117.5 million in borrowings and $7.6 million in letters of credit outstanding under our credit facility. At December 31, 2016, we had $134.0 million in borrowings under our credit facility and $7.6 million in letters of credit outstanding under our credit facility. During 2017, $142.3 million was the highest loan balance under our credit facility, with a weighted average balance of $129.1 million. During 2016, $137.4 million was the highest loan balance under our credit facility, with a weighted average balance of $107.1 million.
Other - We maintain a separate letter of credit facility described in Note 8 that had $12.4 million of letters of credit outstanding at December 31, 2017. We also have a letter of credit for $7.6 million that reduces the amount we can borrow on our $130 million credit facility. This letter of credit was issued to secure a contract relating to our Australian operations.
For additional information on our long term debt, see Note 8.
Contractual Obligations
The table below sets out our contractual obligations as of December 31, 2017 related to our aircraft purchase commitments, aircraft and other operating lease obligations, revolving credit facility, and the 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2017. As of December 31, 2017, we leased 20 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2018	2019	2020	2021	2022	Beyond 2022

		(Thousands of dollars)
Aircraft lease obligations	$177,481	$35,723	$31,245	$27,406	$27,272	$26,758	$29,077
Other lease obligations	25,588	5,157	3,670	3,308	2,468	1,153	9,832
Long-term debt(2)(3)	617,500	—	617,500	—	—	—	—
Senior notes interest(2)	39,375	26,250	13,125	—	—	—	—

Total	$859,944	$67,130	$665,540	$30,714	$29,740	$27,911	$38,909

(1)	For information about these aircraft purchase commitments, see Note 13.

(2)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

(3)	Excludes unamortized debt issuance costs.
The table above reflects only contractual payment obligations as of December 31, 2017 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.
As of December 31, 2017, we had options to purchase aircraft under lease becoming exercisable in 2018 through 2021. The aggregate option purchase prices are $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe that it is unlikely that we will exercise the 2018 purchase options. Whether we exercise the remaining options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.
We intend to fund the above contractual obligations through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, and sale-leaseback transactions.
Capital Expenditures
Our capital expenditures relate primarily to the purchase of aircraft and capital improvements that enhance the value or safety of our aircraft and related infrastructure. In addition to our periodic aircraft purchases, we regularly incur capital expenditures on an ongoing basis in order to (i) extend the useful life of our aircraft, (ii) improve and modernize our fleet, (iii) comply with various requirements or standards imposed by insurers or governmental authorities, (iv) upgrade or expand our hangars, landing pads and other operating facilities and (v) acquire or upgrade computer hardware and software. The amount of our capital expenditures is influenced by, among other things, demand for our services, schedules for refurbishing our various aircraft, regulatory requirements, cash flow generated by our operations, expected rates of return and cash required for other purposes. We estimate our total capital expenditures for 2018 will be approximately $29.2 million.
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
Off Balance Sheet Arrangements
In the normal course of business with customers, vendors, and others, we have entered into various off-balance sheet arrangements. We provide guarantees, performance bonds, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2017 was $1.0 million in surety bonds and $12.4 million in letters of credit secured by our investments. The surety bonds will expire between March 2018 and September 2018. A $9.2 million letter of credit securing an Air Medical traditional provider contract is due to expire during October 2018. The $3.2 million in letters of credit securing our workers compensation policies are evergreen.

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
Inventories of Spare Parts - We maintain a significant parts inventory to service our own aircraft along with the aircraft and components of customers. Portions of that inventory are used parts that are often exchanged with parts removed from aircraft or components, and are reworked to a usable condition. We use systematic procedures to estimate the valuation of the used parts, which includes consideration of their condition and continuing utility. If our valuation of these parts should be significantly different from amounts ultimately realizable or if we discontinue using or servicing certain aircraft models, we may have to record a write-down of our inventory. We also record provisions against inventory for obsolete and slow-moving parts, relying principally on specific identification of such inventory. If we fail to identify such parts, additional provisions may be necessary.
Property and Equipment - Our principal long-lived assets are aircraft. We review our long-lived tangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We typically evaluate aircraft in our Oil and Gas segment by model type. We review aircraft in our Air Medical segment as one broad asset category since we periodically move aircraft among base locations. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows that we expect the asset to generate. When we determine that an asset is impaired, we recognize the impairment amount, which is the amount by which the carrying value of the asset exceeds its estimated fair value. Similarly, we record assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell.
Use of Estimates - We must make estimates for our liabilities, expenses, losses, and gains that pertain to self-insured programs, insurance deductibles, and good-experience premium returns. Our group medical insurance program is largely self-insured, and we use estimates to record our periodic expenses related to that program.
Income Taxes - We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and pretax income by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the annual rate. For information about the impact of recent changes in tax law, see Notes 1 and 9 to the financial statements included in Item 8 of this report.

For information about the impact of recent changes in tax law, see Notes 1 and 9 to the financial statements included in Item 8 of this report.
New Accounting Pronouncements
For detailed information, see Note 1 on page 52.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE
Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.
Our earnings are subject to changes in the short-term variable interest rate on our outstanding revolving credit debt. Based on the $117.5 million in such borrowings outstanding as of December 31, 2017, a ten percent increase (0.4314%) in the interest rate to 4.746% would have reduced our annual pre-tax earnings by $0.5 million, but would have no impact on the fair market value of this debt.
Our $500.0 million of outstanding Senior Notes due 2019 bear interest at a fixed rate of 5.25%. Changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the 5.25% Senior Notes, and our creditworthiness. At December 31, 2017, we determined the fair market value of these Senior Notes to be $499.2 million, based on quoted market prices. A ten percent increase (0.5216%) to the current bond yield of 5.216% to 5.7376% at December 31, 2017 would have decreased the fair market value of these notes by 0.41%. Consequently, the fair market value at December 31, 2017 would be decreased by $2.0 million to $497.2 million.

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
Lafayette, Louisiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP
New Orleans, Louisiana
February 23, 2018

We have served as the Company’s auditor since 1999.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$8,770	$2,596
Short-term investments	64,237	289,806
Accounts receivable – net
Trade	168,153	128,662
Other	17,826	9,603
Inventories of spare parts – net	80,881	70,402
Prepaid expenses	11,475	9,259
Deferred income taxes	—	10,798
Income taxes receivable	1,271	540
Total current assets	352,613	521,666
Property and equipment – net	946,765	903,977
Restricted cash and investments	12,396	13,038
Other assets	8,741	9,759
Deferred income taxes	3,309	—
Goodwill	61,299	—
Intangibles	16,723	—
Total assets	$1,401,846	$1,448,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,186	$28,704
Accrued and other current liabilities	41,850	28,346
Total current liabilities	79,036	57,050
Long-term debt:
Revolving credit facility	117,500	134,000
Senior Notes issued March 17, 2014, net of unamortized debt issuance costs of $1,506 and $2,753, respectively	498,494	497,247
Deferred income taxes	86,005	151,713
Other long-term liabilities	8,157	8,652
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Voting common stock – par value of $0.10;
12,500,000 shares authorized, 2,905,757 shares issued and outstanding at December 31, 2017 and 2016	291	291
Non-voting common stock – par value of $0.10;
37,500,000 shares authorized, 12,897,614 and 12,779,646 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,289	1,278
Additional paid-in capital	308,353	304,246
Accumulated other comprehensive loss	(280)	(478)
Retained earnings	303,001	294,441
Total shareholders’ equity	612,654	599,778
Total liabilities and shareholders’ equity	$1,401,846	$1,448,440
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Operating revenues, net	$579,545	$634,098	$804,228
Expenses:
Direct expenses	546,699	592,550	687,050
Selling, general and administrative expenses	53,817	44,418	46,422
Total operating expenses	600,516	636,968	733,472
Loss (gain) on disposition of assets, net	298	(3,350)	339
Impairments of assets	368	407	—
Equity in loss (profit) of unconsolidated affiliate	385	(151)	306
Operating income	(22,022)	224	70,111
Interest expense	32,183	30,644	29,066
Other income, net	(2,764)	(3,271)	(2,211)
	29,419	27,373	26,855
(Loss) earnings before income taxes	(51,441)	(27,149)	43,256
Income tax (benefit) expense	(58,973)	(469)	16,332
Net earnings (loss)	$7,532	$(26,680)	$26,924
Earnings (loss) per share:
Basic	$0.48	$(1.70)	$1.73
Diluted	$0.48	$(1.70)	$1.72
Weighted average shares outstanding:
Basic	15,762	15,663	15,566
Diluted	15,762	15,663	15,642
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
The following table summarizes the components of total comprehensive income:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net earnings (loss)	$7,532	$(26,680)	$26,924
Net unrealized gain (loss) on short-term investments	310	241	(641)
Other unrealized gain	—	—	24
Changes in pension plan assets and benefit obligations	(3)	(39)	7
Tax effect of the above-listed adjustments	(109)	(113)	254
Total comprehensive income (loss)	$7,730	$(26,591)	$26,568
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated		Total
	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in	Other Comprehensive	Retained	Share- Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2014	2,906	$291	12,576	$1,258	$301,533	$(211)	$294,197	$597,068
Net earnings	—	—	—	—	—	—	26,924	26,924
Unrealized loss on short-term investments	—	—	—	—	—	(384)	—	(384)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	4	—	4
Amortization of unearned stock-based compensation	—	—	—	—	5,799	—	—	5,799
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	179	18	—	—	—	18
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(70)	(7)	(2,196)	—	—	(2,203)
Purchase and retirement of treasury stock	—	—	—	—	(252)	—	—	(252)
Other	—	—	—	—	—	24	—	24
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(26,680)	(26,680)
Unrealized gain on short-term investments	—	—	—	—	—	113	—	113
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(24)	—	(24)
Amortization of unearned stock-based compensation	—	—	—	—	4,819	—	—	4,819
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	130	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(28)	(3)	(528)	—	—	(531)
Purchase and retirement of treasury stock	—	—	—	—	(4,929)	—	—	(4,929)
Other	—	—	(8)	—	—		—	—
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778
Net earnings	—	—	—	—	—	—	7,532	7,532
Unrealized gain on short-term investments	—	—	—	—	—	200	—	200
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(2)	—	(2)
Amortization of unearned stock-based compensation	—	—	—	—	4,374	—	—	4,374
Cumulative effect adjustment of unrecognized tax benefits	—	—	—	—	—	—	1,028	1,028
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	140	11	(11)	—	—	—
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(22)	—	(256)	—	—	(256)
Balance at December 31, 2017	2,906	$291	12,897	$1,289	$308,353	$(280)	$303,001	$612,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Operating activities:
Net earnings (loss)	$7,532	$(26,680)	$26,924
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	68,027	65,743	71,618
Deferred income taxes	(59,272)	(2,424)	12,894
Gain (loss) on asset dispositions	298	(3,353)	339
Equity in loss (income) of unconsolidated affiliate	385	(151)	306
Impairment of assets	368	407	—
Inventory valuation reserves	2,410	5,179	3,231
Other	—	—	(1,277)
Changes in operating assets and liabilities: (1)
Accounts receivable	(28,329)	(351)	36,579
Inventories of spare parts	(6,793)	(5,064)	1,441
Income taxes receivable	186	220	466
Other assets	(9,050)	(14,837)	(14,998)
Accounts payable and accrued liabilities	5,754	(19,111)	(3,859)
Other long-term liabilities	(619)	(142)	254
Net cash (used in) provided by operating activities	(19,103)	(564)	133,918
Investing activities:
Purchase of property and equipment	(56,757)	(81,842)	(57,123)
Proceeds from asset dispositions	1,296	14,983	5,236
Purchase of short-term investments	(637,980)	(321,453)	(608,649)
Proceeds from sale of short-term investments	862,942	316,543	505,966
Payments of deposits on aircraft	—	(2,249)	(1,273)
Refunds of deposits on aircraft	—	—	6,010
Loan to unconsolidated affiliate	—	(1,200)	—
Loan to third party	(824)	—	—
Business acquisitions net of cash acquired	(126,644)	—	—
Net cash provided by (used in) investing activities	42,033	(75,218)	(149,833)
Financing activities:
Repurchase of common stock	(256)	(529)	(2,448)
Proceeds from line of credit	152,150	264,700	232,660
Payments on line of credit	(168,650)	(188,200)	(218,160)
Net cash provided by financing activities	(16,756)	75,971	12,052
Increase (decrease) in cash	6,174	189	(3,863)
Cash, beginning of year	2,596	2,407	6,270
Cash, end of year	$8,770	$2,596	$2,407
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$30,517	$29,169	$27,657
Income Taxes	$1,231	$2,637	$5,521
Accrued payables related to purchases of property and equipment	$42	$29	$1,339
(1) Net of the effect of business acquisitions.
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations, Basis of Consolidation, and Other General Principles
PHI, Inc. and its subsidiaries (“PHI,” the “Company,” “we,” “us,” or “our”) provide transportation services to, from, and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. We provide these offshore services primarily in the United States and to a lesser extent in Canada, Trinidad, Australia, New Zealand, Papua New Guinea, the Philippines, West Africa and the Middle East. We also provide air medical transportation services for hospitals and emergency service agencies, as well as aircraft maintenance and repair services to third parties in North America.
The consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries after the elimination of all intercompany accounts and transactions. We apply the equity method of accounting for investments in entities, if we have the ability to exercise significant influence over the operating and financial policies of the entity. We report our share of earnings or losses of equity investees in the accompanying Consolidated Statements of Operations as equity in (loss) profit of unconsolidated affiliate.
At December 31, 2017, Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owned stock representing approximately 70.9% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a shareholder vote.
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
Valuation reserve related to obsolete and excess inventory,
Reserves related to unpaid accounts,
Depreciable lives and salvage values of property and equipment,
Valuation allowance for deferred tax assets,
Fair values of assets acquired and liabilities assumed,
Income taxes,
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

Provisions for contractual discounts and uncompensated care that we applied to our Air Medical trade receivables (expressed as a percentage of total segment accounts receivable) at December 31 were as follows:

	2017	2016
Allowance for contractual discounts	53%	56%
Allowance for uncompensated care	24%	23%
Short-term Investments
Short-term investments consist of money market funds, commercial paper, debt issued by the U.S. government or its agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with GAAP, these short-term investments are classified as available for sale. We recorded $0.3 million in net unrealized losses in 2017. These losses are reflected as a separate component of stockholders’ equity.
Inventories of Spare Parts
The Company’s inventories are stated at average cost and consist primarily of spare aircraft parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $20.9 million and $17.3 million at December 31, 2017 and 2016, respectively.
Property and Equipment
The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of 5 to 15 years for flight equipment and 3 to 10 years for other equipment. Leasehold improvements are amortized over the shorter of the life of the respective asset or the term of the lease agreement and range from 6 to 10 years. The salvage value used in calculating depreciation of aircraft ranges from 25% to 54% of the aircraft’s carrying value, based upon historical aircraft sales data (historical as of 2007). The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. We charge maintenance and repair costs to earnings as the costs are incurred. The cost of certain aircraft components are covered under contractual arrangements with the applicable aircraft manufacturer, commonly referred to as “power-by-the-hour” contracts. Under these agreements, we are charged an agreed amount per hour of flying time. The costs charged under these contractual arrangements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued expenses on our consolidated balance sheets. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the aircraft. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.
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
During the twelve months ended December 31, 2017, we sold or disposed of six medium, one fixed wing aircraft and related parts inventory utilized in our Oil and Gas segment. Cash proceeds totaled $1.3 million, resulting in a loss of $0.3 million. These aircraft no longer met our strategic needs.
During the twelve months ended December 31, 2016, we sold twelve light, eleven medium aircraft, and related parts inventory previously utilized in our Oil and Gas segment. Cash proceeds totaled $15.0 million, resulting in a gain of $3.3 million. These aircraft no longer met our strategic needs.
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
Impairment Losses
In connection with our normal recurring impairment testing, we recorded an impairment loss in the year ended December 31, 2017 for two light aircraft in our Oil and Gas segment. The carrying value of these aircraft was $1.8 million. Following a market analysis, we determined that the market value for these aircraft is $1.4 million (based on a Level 3 review, as defined by ASC 820, Fair Value Measurements and Disclosures). As a result of this analysis, we recorded an aggregate non-cash pre-tax impairment loss of $0.4 million for 2017. We had $0.4 million impairment losses in the year ended December 31, 2016. We had no impairment losses for the year ended December 31, 2015.
Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets
In conjunction with each acquisition we make, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within a short time period subsequent to the acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, trade names and non-compete agreements involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired, and to the extent available, third party assessments. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets will be reviewed for impairment. Goodwill is not amortized but instead is periodically assessed for impairment. Uncertainties associated with these estimates include fluctuations in economic obsolescence factors in the area and potential future sources of cash flow. We cannot provide assurance that actual amounts will not vary significantly from estimated amounts.
Additionally, we recorded the estimated fair value of net assets acquired and liabilities assumed in connection with our acquisition of HNZ Offshore Business as of the acquisition date of December 29, 2017. The fair value measurements were primarily based on significant unobservable inputs (Level 3 as defined in Note 4) developed using company-specific information and third-party appraisals for the aircraft. See Note 2 for further information associated with the values recorded in our acquisition.
Goodwill
Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Based on our assessments of the fair values of the assets we acquired and liabilities we assumed in connection with our acquisition of the HNZ Offshore Business on December 29, 2017 (discussed further in Note 2), we recognized goodwill in the fourth quarter. The following table summarizes recent activity regarding the Company's goodwill (in thousands):

	Oil & Gas	Air Medical	Technical Services	Total
Balance December 31, 2016	—	—	—	—
Acquisition Activities	61,299	—	—	61,299
Balance December 31, 2017	61,299	—	—	61,299
Other Intangible Assets
In connection with our acquisition of the HNZ Offshore Business, we also recognized in the fourth quarter of 2017 intangible assets for customer relationship, non-compete and tradenames. Intangible assets with finite useful lives are amortized over estimated useful lives on a straight-line basis. Our intangible assets by types consist of the following (in thousands):

	Estimated Useful Lives	Gross Amount	Accumulated Amortization	Net Balance
Customer Relationship	15	11,622	—	11,622
Non-Compete Agreements	5	900	—	900
Tradenames	7	4,201	—	4,201
Total		16,723	—	16,723
Based on the carrying values of our intangible assets at December 31, 2017, amortization expense for the next five years (2018 through 2022) is estimated to be $1.6 million per year.
Deferred Financing Costs
Costs incurred to obtain long-term debt financing are deferred and amortized ratably over the term of the related debt agreement.
Self-Insurance
The Company maintains a self-insurance program for a portion of its healthcare costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2017. As of December 31, 2017 and 2016, the Company had $1.3 million and $1.9 million, respectively, of accrued liabilities related to healthcare claims.
There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $2.9 million and $2.5 million for the years 2017 and 2016, respectively, related to workers’ compensation claims.
The Company owns an offshore insurance company to realize savings in reinsurance costs on its insurance premiums. We paid $0.5 million and $0.6 million, respectively, to this captive company in 2017 and 2016, which were eliminated in consolidation. The results of the captive are fully consolidated in the accompanying consolidated financial statements.
Revenue Recognition
The Company recognizes revenue related to aviation transportation services after the services are performed or the contractual obligations are met. Aircraft maintenance services revenues are recognized at the time the repair or services work is completed. Revenues related to the Company’s Air Medical segment independent provider model services are recorded net of contractual allowances under agreements with third party payors, and also recorded net of uncompensated care allowances when the services are provided. Revenues generated under the traditional provider model consist of a fixed monthly rate for aircraft availability and an hourly rate for flight time. We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, private insurance, and self-pay. Changes in payor mix, reimbursement rates and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. In our Air Medical Segment, the allowance for contractual discounts against outstanding accounts receivable was $117.8 million, $111.9 million, and $103.6 million as of December 31, 2017, 2016, and 2015, respectively, and the allowance for uncompensated care against outstanding accounts receivable was $52.5 million, $46.3 million, and $41.9 million as of December 31, 2017, 2016, and 2015, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $7.1 million, $8.8 million, and $9.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated cost of providing charity services was $1.6 million, $1.9 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical independent provider model’s total expenses divided by gross patient service revenue.
In determining the allowance estimates for our Air Medical segment’s billing, receivables and revenue, we utilize the prior twelve months’ payment history and current trends in payor behavior by each separate payor group, which we evaluate on a state by state basis. A percentage of amounts collected compared to the total invoice is determined from this process and applied to the current month’s billings and receivables. If a receivable related to the self-pay category is outstanding twelve months or greater, we record a reserve equal to 100% of the receivable. Receivables related to other payor categories are scrutinized when they are outstanding for nine months or longer and additional allowances are recorded if warranted.
Provisions for contractual discounts and estimated uncompensated care that we applied to our Air Medical revenues (expressed as a percentage of total independent provider model billings) were as follows:

	Year Ended December 31,
	2017	2016	2015
Provision for contractual discounts	66%	67%	65%
Provision for uncompensated care	7%	6%	8%
Amounts attributable to Medicaid, Medicare, private insurance, and self-pay as a percentage of net Air Medical independent provider model revenues were as follows:

	Year Ended December 31,
	2017	2016	2015
Insurance	72%	72%	74%
Medicare	18%	18%	17%
Medicaid	9%	9%	8%
Self-Pay	1%	1%	1%
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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%. Following the enactment of Tax Reform Legislation in December 2017, the SEC staff issued Staff Accounting Bulletin 118 - "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. As of December 31, 2017, the Company has not completed its accounting for the tax effects of the Act. However, the Company has remeasured its net deferred tax liability at December 31, 2017 and has provisionally recognized a net benefit of $49.2 million in its consolidated statement of operations for the year ended December 31, 2017.  The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to changes to its current provisional estimates.  The Company’s estimates may be affected by a wide variety of factors, including additional regulatory guidance issued with respect to the Act.  Any adjustments to the provisional amounts will be recognized as a component of income tax in the period in which the adjustments are determined.
The Act also includes provisions to tax a new class of income called Global Intangible Low-Taxed Income (“GILTI”). Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Act and the application of existing income tax accounting guidance. Under GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (ii) factoring such amounts into the measurement of deferred taxes.  The Company has not adopted an accounting policy for the GILTI policy election as of December 31, 2017.  The Company will evaluate its alternatives related to accounting policies for GILTI and adopt an accounting policy in 2018.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivables. Approximately 10.7% of our trade accounts receivables at December 31, 2017 were owed by an overseas customer. For a variety of reasons, the Company believes it will be paid all or substantially all of the amounts due under these receivables. Accordingly, the Company does not believe that it had significant credit risk at December 31, 2017 with respect to these overseas trade accounts receivable specifically or its aggregate trade accounts receivable generally.
PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to secure its customer receivables. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts was $7.2 million and $6.0 million at December 31, 2017 and 2016, respectively.
Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. In our Air Medical segments, the allowance for contractual discounts was $117.8 million, $111.9 million, and $103.6 million as of December 31, 2017, 2016, and 2015, respectively, and the allowance for uncompensated care was $52.5 million, $46.3 million, and $41.9 million as of December 31, 2017, 2016, and 2015, respectively.

The Company’s two largest oil and gas customers accounted for 23% of consolidated operating revenues for the year ended December 31, 2017, 24% for the year ended December 31, 2016, and 26% for the year ended December 31, 2015. The Company also carried accounts receivable from these same customers totaling 16% and 16% of net trade receivables on December 31, 2017 and 2016, respectively. The customer base of our Air Medical and Technical Services operations has traditionally been less concentrated than the customer base of our Oil and Gas operations. Over the past three years, none of our current Air Medical or Technical Services customers accounted for more than 2% of our consolidated operating revenues. One of our former Air Medical customers, however, did account for 5% and 9% of our consolidated operating revenues for 2016 and 2015, respectively. The Company also carried accounts receivable from its largest customer totaling 10% and 13% of net trade receivables on December 31, 2017 and 2016, respectively.
Substantially all of the Company’s cash is maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and based on current circumstances does not believe that it is exposed to significant credit risk.
Foreign Currency Translation
Our consolidated financial statements are reported in U.S. dollars. Our foreign subsidiaries maintain their records primarily in the currency of the country in which they operate. Assets and liabilities of foreign subsidiaries in non-highly inflationary economies are translated into U.S. dollars using rates of exchange at the balance sheet date. Translation adjustments are recorded in other comprehensive income (loss). Revenues and expenses are translated at rates of exchange in effect during the year. Transaction gains and losses are recorded in net earnings (loss).
New Accounting Pronouncements
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for periods beginning on or after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 effective January 1, 2018. The Company will perform goodwill impairment test under the new standard in 2018.
Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was issued by the Financial Accounting Standards Board (“FASB”) in March 2016. This new standard requires that excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement.  Previously, these amounts were recognized in additional paid-in capital.  As a result, during the first quarter of 2017 we recorded a cumulative-effect adjustment of $1.0 million increasing retained earnings and decreasing deferred tax liability on our balance sheet dated December 31, 2017.   Accordingly, we recorded income tax expense of $0.9 million in our consolidated statement of operations for the year ended December 31, 2017, in recognition of excess tax deficiencies related to equity compensation. Under this new standard, the corresponding cash flows are now reflected in cash provided by operating activities instead of financing activities, as was previously required.
In 2014, the FASB issued ASC 606, Revenue from Contracts with Customers (ASC 606), replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the new standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. The new standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows arising from contracts with customers. The Company has completed the evaluation of all revenue streams and determined that the adoption of ASC 606 will not change the current timing of revenue recognition for such transactions. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The new standard is effective for the Company beginning on January 1, 2018. We adopted this standard on January 1, 2018 utilizing the modified retrospective method. Under the modified retrospective method of adoption, prior year reported results are not recast; however, a cumulative-effect adjustment to retained earnings at January 1, 2018 is recorded. In addition, quarterly disclosures will include comparative information on 2018 financial statement line items under current guidance. To the extent applicable, upon adoption, we may be required to comply with expanded disclosure requirements, including the disaggregation of revenues to depict the nature and uncertainty of types of revenues, contract assets and liabilities, performance obligations, significant judgments and estimates affecting the amount and timing of revenue recognition, and determination of transaction prices. The adoption of ASC 606 did not result in a cumulative-effect adjustment.
Revenues in our Oil and Gas segment and Air Medical segment hospital contracts are primarily comprised of a fixed monthly fee for a particular model of aircraft, plus a variable component based on flight time. Under the independent provider programs of our Air Medical segment, our revenues are based on a flat rate plus a variable charge per patient-loaded mile, and are recorded net of contractual allowances. We also generate revenue on a cost-plus basis in our Technical Services segment.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. PHI, Inc. adopted this ASU in the fourth quarter of 2017 on a prospective basis. Beginning with the December 31, 2017 balances, all deferred taxes will be classified as non-current. Periods prior to December 31, 2017 were not retrospectively adjusted.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. We are currently evaluating the effects of this standard, and expect the adoption of this standard will result in a material change to our consolidated assets and liabilities based on our lease portfolio as of December 31, 2017. We plan to adopt this standard beginning January 1, 2019.

(2)	ACQUISITION OF BUSINESS
On December 29, 2017, we completed a series of transactions with HNZ Group, Inc. (“HNZ”) and 2075568 Alberta ULC, a company newly-formed by the former Chief Executive Officer of HNZ for purposes of purchasing the stock of HNZ (the “Canadian Purchaser”). On December 29, 2017, we provided term loans to the Canadian Purchaser in an aggregate principal amount of approximately CAD $167.5 million (equivalent to USD $131.6 million) substantially all of which was repaid the same date in exchange for receipt of HNZ’s offshore helicopter services business conducted in New Zealand, Australia, the Philippines and Papua New Guinea (the “HNZ Offshore Business”). The remaining balance of USD $0.8 million is expected to be repaid on or prior to December 31, 2019, or at such other time as mutually-agreed between the Canadian Purchaser and us.
We funded our term loans to the Canadian Purchaser on December 29, 2017 primarily with the proceeds of maturing or liquidated short-term investments.
In the fourth quarter of 2017, we recognized the assets that we acquired and the liabilities that we assumed in connection with the HNZ Offshore Business at their estimated acquisition date fair values. See Note 1 for information on goodwill and other intangible assets that we recorded in connection with the acquisition.
As of December 31, 2017, we had recognized approximately $2.3 million in cumulative merger-related transaction costs, including legal and advisory fees in the selling, general and administrative expenses section of the accompanying Consolidated Statements of Operations.
The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value. Adjustments recorded to the acquired assets and liabilities will be applied prospectively.

The following amounts represent the fair value of assets acquired and liabilities assumed in the merger.

Thousands of dollars
Cash	$4,142
Accounts receivable	27,819
Inventories	3,096
Fixed assets	43,689
Intangible assets:
Noncompete agreements (weighted-average life of 5 years)	900
Customer relationships (weighted-average life of 15 years)	11,622
Tradenames (weighted-average life of 7 years)	4,201
Other assets	5,310
Accounts payable and accrued liabilities	(25,272)
Deferred taxes (1)	(5,270)
Other liabilities	(750)
Total identifiable net assets	69,487
Goodwill (2)	61,299
Total consideration transferred	$130,786
(1) In connection with the acquisition accounting, PHI provided deferred taxes related to the estimated fair value adjustments for acquired intangible assets.
(2) Goodwill is the excess of purchase price over fair market value of the net assets acquired under the acquisition method of accounting. The amount of goodwill that is deductible for income tax purposes is not significant.

We did not record earnings in December for the acquired business due to the immateriality of the earnings resulting after the acquisition from December 30th through the 31st. ASC 805, Business Combinations, requires the disclosure of additional information including the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the prior annual reporting period (supplemental pro forma information). The Company has determined that disclosure of such information was impractical and is not provided as the financial records of the acquiree were not adequate to allow the preparation of supplemental pro forma information.

(3)	INVESTMENTS
We classify all of our short term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in Accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity in our consolidated balance sheets, and in our consolidated statements of shareholders’ equity. Cost, gains, and losses are determined using the specific identification method. In the years ended December 31, 2017, 2016, and 2015, we received proceeds from the sales of these securities of $862.9 million, $316.5 million, and $506.0 million, respectively. Gains and losses on these sales were negligible and all amounts reclassified from accumulated other comprehensive income were immaterial.

Investments consisted of the following as of December 31, 2017:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$—	$—	$5,601
Commercial paper	—	—	—	—
U.S. government agencies	7,501	—	(34)	7,467
Corporate bonds and notes	63,880	—	(330)	63,550
Subtotal	76,982	—	(364)	76,618
Deferred compensation plan assets included in other assets	2,685	—	—	2,685
Total	$79,667	$—	$(364)	$79,303
$12.4 million of our investments at December 31, 2017 were long-term and included on the balance sheet as restricted investments as they are securing outstanding letters of credit with maturities beyond one year. As noted in Note 2, we liquidated a substantial portion of our short-term investments in connection with acquiring the HNZ Offshore Business on December 29, 2017.

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
The following table presents the cost and fair value of our debt investments based on maturities as of December 31,

	2017		2016
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$31,348	$31,254	$184,587	$184,334
Due within two years	40,032	39,763	100,816	100,378
Total	$71,380	$71,017	$285,403	$284,712

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31,

	2017		2016
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
Commercial paper	—	0	1.001	184
U.S. government agencies	1.370	370	0.970	400
Corporate bonds and notes	1.766	392	1.745	318
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31,

	2017		2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
Commercial paper	$—	$—	$27,867	$(39)
U.S. government agencies	5,472	(28)	13,263	(32)
Corporate bonds and notes	44,069	(271)	210,836	(602)
Total	$49,541	$(299)	$251,966	$(673)
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31,

	2017		2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. government agencies	$1,994	$(6)	$—	$—
Corporate bonds and notes	$19,482	$(59)	$24,196	$(20)
Total	$21,476	$(65)	$24,196	$(20)
As noted above, from time to time over the periods covered in our financial statements included herein, our investments have experienced net unrealized losses. We consider these declines in market value to be due to market conditions, and we do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2017 and 2016. The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether the Company has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs. Further, if the Company does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss). The Company determined it did not have any other-than-temporary impairments relating to credit losses on debt securities for the year ended December 31, 2017 or 2016.

(4)	FAIR VALUE
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
The following tables summarize the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		December 31, 2017
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$5,601	$—
Commercial paper	—	—	—
U.S. government agencies	7,467	—	7,467
Corporate bonds and notes	63,550	—	63,550
	76,618	5,601	71,017
Deferred compensation plan assets	2,685	2,685
Total	$79,303	$8,286	$71,017

		December 31, 2016
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$18,118	$18,118	$—
Commercial paper	27,867	—	27,867
U.S. government agencies	13,263	—	13,263
Corporate bonds and notes	243,582	—	243,582
	302,830	18,118	284,712
Deferred compensation plan assets	2,394	2,394	—
Total	$305,224	$20,512	$284,712
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
Cash, accounts receivable, accounts payable and accrued liabilities all had fair values approximating their carrying amounts at December 31, 2017 and 2016. The carrying value of our variable-rate indebtedness under our revolving credit facility approximates its fair value as of December 31, 2017. The fair value of our 5.25% Senior Notes was $499.2 million at December 31, 2017.
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

The below table summarizes the combined fair value of the assets that incurred impairments during the years ended December 31, 2017, 2016 and 2015, along with the amount of the impairment. The impairment charges were recorded in Impairment of assets. See Note 1 for additional information.

	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Amount of impairment incurred	$368	$407	$—
Combined fair value of assets incurring impairment, after impairment charges	$1,380	$1,380	$—

(5)	PROPERTY AND EQUIPMENT
The following table summarizes the Company’s property and equipment at December 31 of the following years:

	2017	2016
	(Thousands of dollars)
Flight equipment	$1,225,205	$1,144,315
Facility & improvements	64,316	61,187
Operating equipment	29,913	25,966
Data processing equipment	34,747	33,881
Vehicles	8,202	8,567
Medical equipment	8,354	7,963
Other	6,523	5,667
	1,377,260	1,287,546
Less accumulated depreciation and amortization	(430,495)	(383,569)
Property and equipment, net	$946,765	$903,977
Depreciation expense related to property and equipment was $50.6 million in 2017, $49.2 million in 2016, and $46.7 million in 2015. These amounts are reported as Direct expenses and Selling, general, and administrative expenses in our Consolidated Statements of Operations included elsewhere herein.

(6)	OTHER ASSETS
The following table summarizes the Company’s other assets at December 31 of the following years:

	2017	2016
	(Thousands of dollars)
Deposits on future purchases of aircraft	$501	$4,818
Investment in Variable Interest Entities	330	1,351
Investments (Officers’ Deferred Compensation Plan)	2,685	2,394
Other	5,225	1,196
Total	$8,741	$9,759

(7)	ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31 consisted of the following:

	2017	2016
	(Thousands of dollars)
Salaries & wages	$6,240	$5,949
Incentive compensation	8,991	1,576
Income taxes	930	587
Interest	8,108	8,057
Vacation payable	7,619	5,700
Group medical	1,344	1,892
Transportations tax	971	427
Operating lease	710	769
Workers compensation	959	865
Other	5,978	2,524
Total accrued liabilities	$41,850	$28,346

(8)	LONG-TERM DEBT
The components of long-term debt as of December 31 were as follows:

	December 31, 2017		December 31, 2016
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$1,506	$500,000	$2,753
Revolving Credit Facility due March 7, 2019 with a group of commercial banks, interest payable at variable rates	117,500	—	134,000	—
Total long-term debt	$617,500	$1,506	$634,000	$2,753
Listed below is information on our future annual maturities of long-term debt (in thousands):

2018	$—
2019	617,500
2020	—
2021	—
2022	—
Thereafter	—
Total	$617,500
Senior Notes – The 5.25% Senior Notes (“Notes”) are unconditionally guaranteed on a senior basis by our domestic subsidiaries and are general, unsecured obligations of ours and the subsidiary guarantors. We have the option to redeem some or all of the Notes at specified redemption prices. The Notes contain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets, and entering into certain transactions with affiliates. The covenants limit our ability to pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt, and make certain investments. There are no restrictions on dividends from a subsidiary to the parent company, nor any restrictions on investments in a subsidiary by the parent company. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the indenture governing the notes), each holder of the Notes will have the right to require us to purchase that holder’s Notes for a cash price equal to 101% of their principal amount. Upon the occurrence of an “Event of Default” (as defined in the indenture), the trustee or the holders of the Notes may declare all of the outstanding Notes to be due and payable immediately. As of December 31, 2017, we were in compliance with the covenants governing the Notes.
The Notes bear interest at a fixed rate and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of the Notes varies as changes occur to general market interest rates, the remaining maturity of the notes, and our credit worthiness. At December 31, 2017, the fair market value of Notes was $499.2 million and the carrying value was $500.0 million. At December 31, 2016, the fair market value of the Notes was $474.4 million, and the carrying value was $500.0 million.
Revolving Credit Facility – We have an amended and restated revolving credit facility (our "credit facility") that matures on March 7, 2019. Under our credit facility, we can borrow up to $130.0 million at floating interest rates based on either the London Interbank Offered Rate plus 275 basis points (as defined in our credit facility). Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $500.0 million (with all such terms or amounts as defined in or determined under the amended and restated revolving credit facility). As of December 31, 2017, we were in compliance with these covenants.
During the fourth quarter of 2017, we amended our credit facility to (i) extend the maturity date of the line of credit from October 1, 2018 to March 7, 2019, (ii) decrease the secured revolving line of credit from $150.0 million to $130.0 million, (iii) limit extensions of credit under the revolving line of credit to a borrowing base calculated periodically based on specified percentages of the value of eligible accounts and eligible inventory and the value of certain short-term investments, and (iv) waive the fixed charge coverage ratio for the fourth quarter of 2017 and the first quarter of 2018. The amendment also amends certain specified interest rates and various covenants including amendments that change the fixed charge coverage ratio from 1.10 to 1.00 to 1.00 to 1.00, calculated on a quarterly basis, change the Company’s required consolidated net worth from $450.0 million to $500.0 million, and permit debt in an aggregate principal amount not to exceed $5.0 million to accommodate an international working capital line of credit.
Cash paid to fund interest expense was $30.5 million for the year ended December 31, 2017, $29.2 million for the year ended December 31, 2016 and $27.7 million for the year ended December 31, 2015.
For additional information on our revolving credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long Term Debt” included in Item 7 of this report.
Impact of Covenants. Our debt covenants could materially adversely affect our ability to operate or expand our business, to pursue strategic transactions, or to otherwise pursue our plans and strategies.
Our debt instruments contain cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.
Our ability to comply with the financial covenants in our credit facility could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond our control.
Other - We maintain a separate letter of credit facility that had $12.4 million in letters of credit outstanding at December 31, 2017, compared to $13.0 million in letters of credit outstanding at December 31, 2016. The letters of credit securing our workers compensation policies, in the amount of $3.2 million, are evergreen. The letter of credit securing an Air Medical traditional provider contract, in the amount of $9.2 million, expires on October 29, 2018.
We also have outstanding a letter of credit for $7.6 million issued under our $130.0 million credit facility that reduces the amount we can borrow under that facility. This letter of credit was issued to guarantee our performance under a contract that was awarded in late 2017.

(9)	INCOME TAXES
For financial reporting purposes, (loss) earnings before income taxes includes the following components:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
United States	$(50,871)	$(25,604)	$45,038
Foreign	(570)	(1,546)	(1,782)
Total	(51,441)	(27,149)	43,256
The provision for income taxes for 2017, 2016, and 2015 consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
U.S. Federal:
Current	$—	$—	$—
Deferred	(57,637)	(5,488)	13,629
	(57,637)	(5,488)	13,629

U.S. State:
Current	$199	$427	$284
Deferred	$(717)	$3,218	$(740)
	$(518)	$3,645	$(456)

Foreign:
Current	$108	$1,374	$3,159
Deferred	$(926)	—	—
	$(818)	$1,374	$3,159

Provision for income taxes	$(58,973)	$(469)	$16,332

Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 35% as a result of the following:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	(Thousands of dollars, except percentage amounts)
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income taxes at statutory rate	$(18,004)	35	$(9,502)	35	$15,140	35
Increase (decrease) in taxes resulting from:
Valuation allowance on foreign tax credits	6,145	(12)	8,991	(33)	—	—
Valuation allowance on state net operating loss carryforwards	868	(2)	5,028	(19)	—	—
Valuation allowance reversal–investment in foreign entity	—		—	—	(456)	(1)
Valuation Allowance - Other	1,353	(3)	—	—	—	—
Change in tax rate on deferred items	—	—	(4,772)	18	1,078	3%
Tax reform – Impact of change in tax rate	(49,219)	96	—	—	—	—
State income taxes, net of federal benefit	(1,386)	3	(1,384)	5	146	—
Other items – net	1,270	(2)	1,170	(4)	424	1
Total	$(58,973)	115	$(469)	2	$16,332	38
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which significantly reformed the U.S. Internal Revenue Code (the “Code”). The Tax Act, among other things, reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, migrates the Code from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits.
The change in rates required us under applicable accounting rules to remeasure our deferred tax assets and liabilities, and to recognize the impact of this remeasurement in the period of enactment of the rate change. As a result of the rate changes in late 2017, we remeasured our net deferred tax liability at December 31, 2017, and provisionally recognized a net benefit of $49.2 million in our consolidated statement of operations for the year ended December 31, 2017.
The Tax Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. We do not expect this one-time tax to materially impact us, and have provisionally recorded no liability relating to this one-time repatriation tax in our consolidated statement of operations for the year ended December 31, 2017.  We continue to examine the impact of other provisions of the Tax Act on our business.
On December 22, 2017, the SEC staff addressed the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. We have provisionally recognized the tax impacts related to the remeasurement of deferred tax assets and liabilities and the effect of the repatriation tax in the amounts noted above in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact of the Tax Act may differ from our provisional amounts due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Act. The change from our current provisional estimates will be reflected in our future statements of operations. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the 3rd quarter of 2018.
In 2016 and 2015, the change in tax rate on deferred items is mainly related to increases or reductions in the estimated effective tax rate that will be present at the time the deferred tax assets and liabilities reverse for tax purposes. The increase is attributable to an increase in the apportionment percentages in the various jurisdictions in which we operate as a result of increased operations in certain states. The reduction is attributable to a decline in the apportionment percentages in the various jurisdictions in which we operate, primarily as a result of a change in law related to apportionment factor calculations in one jurisdiction and a change in the composition of earnings in the various jurisdictions in which we operate. In 2016 and 2015, the overall impact of state apportionment percentage changes was a tax benefit of $4.8 million and tax expense of $1.0 million, respectively. In 2017, the impact of state apportionment changes are included within the overall provisional net benefit described above.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance at December 31 are as follows:

	2017	2016
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$626	$937
Foreign tax credits	19,453	21,492
Vacation and bonus accrual	3,936	1,674
Inventory valuation	4,954	7,655
Rental accrual	747	1,416
Hurricane relief credit	1,255	1,255
Stock-based compensation	988	2,202
Other	2,235	3,115
Net operating losses	82,044	89,256
Total deferred tax assets	116,238	129,002
Valuation allowance – state NOL carryforwards	(5,998)	(5,318)
Valuation allowance – tax credit carryforwards	(16,537)	(11,039)
Valuation allowance – foreign NOL carryforwards	(98)	—
Total deferred tax assets, net	93,605	112,645
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(171,116)	(253,560)
Other	(5,185)	—
Total deferred tax liabilities	(176,301)	(253,560)
Net deferred tax liabilities	$(82,696)	$(140,915)
Deferred tax assets – short-term	—	10,798
Deferred tax assets – long-term	3,309	—
Deferred tax liability – long-term	(86,005)	(151,713)
Net deferred tax liabilities	$(82,696)	$(140,915)
The Company has U.S. Federal net operating loss carryforwards (“NOLs”) of approximately $297.2 million that, if not used, will expire beginning in 2026 through 2037. Additionally, for state income tax purposes, the Company has NOLs of approximately $239.5 million available to reduce future state taxable income. These NOLs expire in varying amounts through 2037, the majority of which expire in 2024 through 2037. The Company had a valuation allowance of $6.0 million as of December 31, 2017 against certain net operating losses in six states which we have determined are more likely than not to be forfeited in future years. During 2017, the Company recorded $0.9 million of valuation allowances on state NOLs.
The Company’s deferred income tax balance as of December 31, 2017 includes deferred tax balances related to foreign entities that were acquired by the Company pursuant to the purchase of the HNZ Group Inc.’s offshore business on December 29, 2017. As of December 31, 2017, the Company has $3.3 million of net deferred tax assets related to its acquired Australian operation and $0.2 million of net deferred tax liabilities related to its acquired New Zealand operation. The net deferred tax assets related to Australia is mainly comprised of net operating losses of approximately $14.5 million that, if not used, can be carried forward indefinitely.
The Company also has foreign tax credits of approximately $19.5 million and general business credits of approximately $1.3 million which expire at various dates through 2028. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize some of the foreign tax credit carryforwards during their carry forward period and it is not more likely than not that a portion of these credits will be utilized in future years. Therefore, the Company has a valuation allowance of $16.6 million on these credits, $7.5 million of which was recorded in 2017. The increase in the valuation allowance is attributable to a change in estimate where it has been determined that the tax credits will expire before being fully utilized.
The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. The tax years 2014 to 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.
Income taxes paid were approximately $1.2 million, $2.6 million, and $5.5 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.
At December 31, 2017, the Company had no unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax expense as part of non-operating expenses.

(10)	EARNINGS PER SHARE
The components of basic and diluted earnings per share for the years ended December 31, are as follows:

	2017	2016	2015
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,762	15,663	15,566
Dilutive effect of unvested restricted stock units	—	—	76
Weighted average outstanding shares of common stock, diluted	15,762	15,663	15,642
For the year ended December 31, 2017, there were no unvested restricted stock units excluded from the weighted average outstanding shares of common stock, diluted.
There were 24,468 shares of stock that were anti-dilutive to earnings for the year ended December 31, 2016 and none in 2015.

(11)	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan
The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and we are not obligated to fund it. The Company has established a separate bookkeeping account for each participant, which is treated as if invested and reinvested from time to time in investments that the participant selects from a list of available investment choices. These accruals are periodically adjusted for gains and losses to reflect the performance of the hypothetical investments. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts funded by voluntary contributions are included in other assets. Aggregate amounts deferred under the plans were $2.7 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively.
Incentive Compensation
The Company has one incentive compensation plan. The incentive compensation plan for non-executive employees allows the Company to pay up to 3.00% of the employee's annual earnings upon achieving a specified earnings threshold. The Company also has an executive/senior management plan for certain corporate and business unit management employees. Under this plan, the bonus is a percentage of each participating employee’s base salary based upon the each segment’s achievement of the financial target established by the Board of Directors at three levels – a threshold level, a target level, and a stretch level, subject to a positive or negative adjustment for the Company’s safety performance. Pursuant to these plans, the Company accrued incentive compensation expense of $9.0 million, $1.6 million, and $3.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.6 million, $0.9 million, and $0.9 million for the years 2017, 2016, and 2015, respectively.

401(k) Plan
We sponsor a 401(k) Plan (“Plan”) for our employees. An employee is eligible to participate in the Plan immediately upon employment and receive a dollar matching contribution up to 6% of his or her base compensation. The vesting for matching contributions is 25% per year beginning at the end of the second year of employment. Employees are fully vested after completing five years of service to the Company. The matching contribution for the years ended December 31, 2017, 2016, and 2015 were $9.5 million, $10.1 million, and $11.8 million, respectively.

(12)	STOCK-BASED COMPENSATION
Compensation expense for our stock-based plans was $4.4 million, $(0.1) million, and $5.8 million for 2017, 2016, and 2015, respectively.
2012 Long-Term Incentive Plan – Under our Second Amended and Restated Long-Term Incentive Plan (“LTIP”), we are authorized to issue up to 3,500,000 shares of non-voting stock. As of December 31, 2017, 1,806,315 shares remained available for grant. Time-vested restricted stock units granted under the LTIP generally have forfeiture restrictions that lapse 100% after three years. Performance-based restricted stock units that have been granted under the LTIP, whose vesting is contingent upon meeting company-wide performance goals, have forfeiture restrictions that lapse, at the end of a three-year performance period if all performance and continued service conditions are met.
Non-Voting Time-Vested Restricted Stock Units – The following table summarizes the activity for non-voting time-vested restricted stock units granted to employees for the year ended December 31, 2017.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2017	202,560	$37.91	1.25	$7,679
Granted	480,065	11.42
Forfeited	(10,211)	10.01
Vested and released to participants	(137,703)	41.76
Outstanding at December 31, 2017	534,711	$12.80	2.26	$6,844
The weighted average grant-date fair value of time-vested restricted stock units granted during 2017 and 2016 was $11.42 and $20.07 per share, respectively. The total fair value of awards that vested in 2017 was $1.5 million. The total fair value of awards that vested in 2016 was $0.2 million. The total fair value of awards forfeited in 2017 was $0.4 million. The total fair value of awards forfeited in 2016 was $0.1 million. As of December 31, 2017, there was $4.1 million that is expected to be recognized over a weighted average period of 2.26 years.
The following table summarizes the activity for non-voting time-vested restricted stock units granted to non-employee directors for the year ended December 31, 2017.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2017	11,559	$23.01	2.13	$266
Granted	10,323	11.91
Forfeited	—	—
Vested and released to participants	(2,202)	44.04
Outstanding at December 31, 2017	19,680	$14.94	2.71	$292

Non-Voting Performance-Based Restricted Stock Units – The following table summarizes the activity for non-voting performance-based restricted stock units for the year ended December 31, 2017.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2017	569,418	$25.83	1.19	$14,708
Granted	371,045	15.11
Forfeited	(122,313)	41.64
Vested and released to participants	—	—
Outstanding at December 31, 2017	818,150	$18.60	1.20	$15,218
The aggregate value of the awards in the above table reflects the impact of current expectations of achievement through the end of the performance cycle. The average grant-date fair value of performance based restricted stock units granted during 2017 was $15.11 per share. The total fair value of awards that vested in 2017 was $0. Total fair value of awards forfeited in 2017 was $5.1 million. As of December 31, 2016, the Company determined that the performance thresholds set for the performance based restricted stock units were unlikely to be met. As a result, we recorded a $2.8 million reduction in compensation expense. As of December 31, 2017, there was a total of $3.3 million of unrecognized compensation cost related to the non-vested performance-based restricted stock units.

(13)	COMMITMENTS AND CONTINGENCIES
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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Thousands of dollars)
Aircraft	$39,815	$44,130	$45,360
Other	9,504	9,451	8,358
Total	$49,319	$53,581	$53,718

The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year as of December 31, 2017. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2018	$35,723	$5,157	$40,880
2019	31,245	3,670	34,915
2020	27,406	3,308	30,714
2021	27,272	2,468	29,740
2022	26,758	1,153	27,911
Thereafter	29,077	9,832	38,909
	$177,481	$25,588	$203,069

Purchase Options
As of December 31, 2017, we had options to purchase aircraft under lease becoming exercisable in 2018 through 2022. The aggregate option purchase prices are $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe that it is unlikely that we will exercise the 2018 purchase options. Whether we exercise the remaining options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.
Guarantees
In the normal course of business with customers, vendors, and others, we provide guarantees, performance, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2017 was $1.0 million.
Purchase Commitments
Total aircraft deposits of $0.5 million were included in Other Assets as of December 31, 2017. This amount represents deposits for aircraft purchase contracts and deposits on future lease buyout options. In the event the buyout options are not exercised, the deposits will be applied as lease payments.
Environmental Matters
PHI has recorded an estimated liability of $0.15 million as of December 31, 2017 for environmental response costs. Previously, PHI conducted environmental surveys of its former Lafayette Facility located at the Lafayette Regional Airport, which former facility PHI vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, PHI has performed groundwater sampling of the required groundwater monitor well installations at both former PHI facility parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, PHI provided groundwater sample results semi-annually to the LDEQ for both former PHI facility parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on PHI’s working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, PHI believes that ultimate remediation costs for the subject parcels will not be material to PHI’s consolidated financial position, operations or cash flows.
Legal Matters
On September 25, 2017, we brought a suit in the U.S. District Court for the Western District of Louisiana against Office & Professional Employees International Union and Office & Professional Employees International Union, Local 108 (Civil Action No. 6:17 cv 01216), which collectively represent our domestic pilot workforce. In this suit, we sought declaratory relief and other remedies under federal law to confirm that we could increase the wages of most of our unionized pilots and provide enhanced benefits of employment without negotiating these proposed changes with the defendants. On February 20, 2018, we dismissed our suit without prejudice in connection with the defendants' withdrawal of their prior demand to negotiate these charges.
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

(14)	BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Under Accounting Standards Codification 280, “Segment Reporting,” we have determined that we have the following three reportable segments:
•Oil and Gas
•Air Medical
•Technical Services.
A segment’s operating profit or loss is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that is charged directly to the segment and a portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses is based primarily on total segment costs as a percentage of total operating costs. In addition, a portion of our selling, general and administrative expenses are not allocated to any segment.
The Oil and Gas segment provides helicopter services to oil and gas customers operating in the Gulf of Mexico and a selected number of foreign countries. The Air Medical segment provides helicopter services to hospitals and emergency service providers in several U.S. states, and individuals, in which case the Company is paid by either a commercial insurance company, federal or state agency, or the patient. The Technical Services segment provides helicopter repair and overhaul services for existing flight operations customers that own their own aircraft. Under this segment, the Company periodically provides certain services to governmental customers, including the Company’s agreement to operate six aircraft for the National Science Foundation in Antarctica. Under this segment, we also offer certain software as a service to our Oil and Gas customers.
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
The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable December 31,		Operating Revenues Years Ended December 31,
	2017	2016	2017	2016	2015
Oil and Gas segment:
Customer A	11%	8%	14%	14%	15%
Customer B	5%	8%	9%	10%	11%
Air Medical & Technical Services segments:
Customer C	10%	13%	0%	5%	9%

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2017, 2016, and 2015. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of its results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to its segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property and equipment.

	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$298,398	$324,129	$459,611
Air Medical	257,273	281,868	312,775
Technical Services	23,874	28,101	31,842
Total operating revenues	579,545	634,098	804,228
Segment direct expenses
Oil and Gas (1)	321,272	344,640	411,757
Air Medical	208,987	227,877	246,487
Technical Services	16,825	19,882	29,112
Total segment direct expenses	547,084	592,399	687,356
Segment selling, general and administrative expenses
Oil and Gas	5,899	6,739	6,511
Air Medical	12,442	10,968	10,455
Technical Services	1,405	1,101	805
Total segment selling, general and administrative expenses	19,746	18,808	17,771
Total segment expenses	566,830	611,207	705,127
Net segment (loss) profit
Oil and Gas	(28,773)	(27,250)	41,343
Air Medical	35,844	43,023	55,833
Technical Services	5,644	7,118	1,925
Total net segment profit	12,715	22,891	99,101
Other, net (2)	2,098	6,214	1,872
Unallocated selling, general and administrative expenses	(34,071)	(25,610)	(28,651)
Interest expense	(32,183)	(30,644)	(29,066)
(Loss) earnings before income taxes	$(51,441)	$(27,149)	$43,256

(1)	Includes equity in gain/loss of unconsolidated affiliate.

(2)	Includes gain/loss on disposition of property and equipment, asset impairments, and other income.

	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Expenditures for Long-Lived Assets
Oil and Gas	$52,525	$59,278	$32,501
Air Medical	5,696	22,429	22,685
Corporate	257	1,164	1,389
Total	$58,478	$82,871	$56,575

	As of or for Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	39,655	40,170	42,709
Air Medical	$20,413	$19,716	$18,177
Technical Services	581	564	518
Corporate	7,378	5,293	10,214
Total	68,027	65,743	71,618
Assets
Oil and Gas	$722,734	$674,788
Air Medical	372,646	368,474
Technical Services	5,979	9,568
Corporate	300,487	395,610
Total	1,401,846	1,448,440
The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	As of or for Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Operating Revenues:
United States	$530,115	$579,300	$722,339
International	49,430	54,798	81,889
Total	$579,545	$634,098	$804,228
Long-Lived Assets:
United States	$601,530	$751,290
International	345,235	152,687
Total	$946,765	$903,977
As discussed in Note 2 to our accompanying financial statements, on December 31, 2017 we acquired the HNZ Offshore Business.
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

(15)	QUARTERLY FINANCIAL DATA (UNAUDITED)
The condensed quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands of dollars, except per share data) were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(Thousands of dollars, except per share data)
Operating revenues, net	$134,618	$146,424	$150,167	$148,336
(Loss) gain on disposition of assets, net	—	7	4	287
(Loss) earnings before income taxes	(23,073)	(3,150)	(4,899)	(20,319)
Net (loss) earnings	(15,248)	(3,273)	(3,277)	29,330
Net (loss) earnings per share
Basic	(0.97)	(0.21)	(0.21)	1.87
Diluted	(0.97)	(0.21)	(0.21)	1.87
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(Thousands of dollars, except per share data)
Operating revenues, net	$164,016	$167,136	$158,093	$144,853
Gain (loss) on disposition of assets, net	(359)	4,298	(85)	(504)
Earnings before income taxes	(7,488)	117	(7,766)	(12,012)
Net earnings	(8,932)	4,277	(4,967)	(17,058)
Net earnings per share
Basic	(0.57)	0.27	(0.32)	(1.08)
Diluted	(0.57)	0.27	(0.32)	(1.08)

(16)	INVESTMENT IN VARIABLE INTEREST ENTITY AND OTHER INVESTMENTS AND AFFILIATES
We account for our investment in certain international operations as variable interest entities, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest.
PHI Century Limited - As of December 31, 2017, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the year ended December 31, 2017, we recorded a loss in equity of this unconsolidated affiliate of $1.0 million relative to our 49% equity ownership. We had $4.0 million of trade receivables as of December 31, 2017 from PHIC. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $0.3 million and $0.2 million at December 31, 2017 and December 31, 2016 respectively.

PHI-HNZ Australia Ltd - In the fourth quarter of 2016, the Company and HNZ Group, Inc. ("HNZ") jointly formed PHI-HNZ Australia Pty Ltd. ("PHI-HNZ"), a legal entity held 50% by PHI, Inc. and 50% by HNZ, to provide helicopter transportation services in support of a gas development project offshore of western Australia. PHI-HNZ began operations in April, 2017. For the year ended December 31, 2017, we recorded a gain in equity of this unconsolidated affiliate of $0.6 million. As a result of the acquisition of the HNZ Offshore Business on December 29, 2017, we now own 100% of PHI-HNZ.

(17)	CONDENSED CONSOLIDATING FINANCIAL INFORMATION – GUARANTOR SUBSIDIARIES
As discussed further in Note 4, on March 17, 2014, PHI, Inc. issued $500.0 million aggregate principal amount of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of PHI, Inc.’s domestic subsidiaries. PHI, Inc. directly or indirectly owns 100% of all of its domestic subsidiaries.
The supplemental condensed financial information on the following pages sets forth, on a consolidated basis, the balance sheet, statement of operations, statement of comprehensive income, and statement of cash flows information for PHI, Inc. (“Parent Company”) the guarantor subsidiaries and the non-guarantor subsidiaries, each under separate headings. The eliminating entries eliminate investments in subsidiaries, intercompany balances, and intercompany revenues and expenses. The condensed consolidating financial statements have been prepared on the same basis as the consolidated financial statements of PHI, Inc. The equity method is followed by the Parent Company within the financial information presented below.
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
Due to the growth of our international affiliates in Trinidad and Australia which no longer qualify as minor subsidiaries under regulation S-X 210.3-10(h)6, we began reporting all of our non-guarantors subs in a separate column beginning with the quarter ended June 30, 2017. We have recast prior years financial information to conform to current year presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$47	$1,072	$7,651	$—	$8,770
Short-term investments	64,237	—	—	—	64,237
Accounts receivable – net	90,077	74,886	38,020	(17,004)	185,979
Intercompany receivable	—	126,366	—	(126,366)	—
Inventories of spare parts – net	68,737	9,049	3,095	—	80,881
Prepaid expenses	8,348	1,898	1,229	—	11,475
Deferred income taxes	—	—	—	—	—
Income taxes receivable	345	9	917	—	1,271
Total current assets	231,791	213,280	50,912	(143,370)	352,613
Investment in subsidiaries and others	397,301	—	—	(397,301)	—
Property and equipment – net	617,488	284,984	44,293	—	946,765
Restricted cash and investments	12,382	—	14	—	12,396
Other assets	139,754	908	(131,921)	—	$8,741
Deferred income tax	—	—	3,309	—	3,309
Goodwill	—	—	61,299	—	$61,299
Intangible assets	—	—	16,723	—	16,723
Total assets	$1,398,716	$499,172	$44,629	$(540,671)	$1,401,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,130	$4,636	$21,425	$(17,005)	$37,186
Accrued and other current liabilities	23,147	10,577	8,126	—	41,850
Intercompany payable	113,387	—	12,978	(126,365)	—
Total current liabilities	164,664	15,213	42,529	(143,370)	79,036
Long-term debt	615,994	—	—	—	615,994
Deferred income taxes and other long-term liabilities	5,404	84,300	4,458	—	94,162
Shareholders’ Equity:
Common stock and paid-in capital	309,933	77,951	1,375	(79,326)	309,933
Accumulated other comprehensive loss	(280)	—	—	—	(280)
Retained earnings	303,001	321,708	(3,733)	(317,975)	303,001
Total shareholders’ equity	612,654	399,659	(2,358)	(397,301)	612,654
Total liabilities and shareholders’ equity	$1,398,716	$499,172	$44,629	$(540,671)	$1,401,846

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$36	$2,100	$460	$—	$2,596
Short-term investments	289,806	—	—	—	289,806
Accounts receivable – net	71,458	62,868	3,939	—	138,265
Intercompany receivable	—	91,040	(33,136)	(57,904)	—
Inventories of spare parts – net	61,834	8,568	—	—	70,402
Prepaid expenses	6,990	2,184	85	—	9,259
Deferred income taxes	10,798	—	—	—	10,798
Income taxes receivable	558	(18)	—	—	540
Total current assets	441,480	166,742	(28,652)	(57,904)	521,666
Investment in subsidiaries	353,160	—	—	(353,160)	—
Property and equipment – net	589,104	294,197	20,676	—	903,977
Restricted investments	13,023	—	15	—	13,038
Other assets	8,660	1,099	—	—	9,759
Total assets	$1,405,427	$462,038	$(7,961)	$(411,064)	$1,448,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,744	$5,822	$138	$—	$28,704
Accrued liabilities	18,725	9,418	203	—	28,346
Intercompany payable	57,904	—	—	(57,904)	—
Total current liabilities	99,373	15,240	341	(57,904)	57,050
Long-term debt	631,247	—	—	—	631,247
Deferred income taxes and other long-term liabilities	75,029	85,336	—	—	160,365
Shareholders’ Equity:
Common stock and paid-in capital	305,815	77,951	1,240	(79,191)	305,815
Accumulated other comprehensive loss	(478)	—	—	—	(478)
Retained earnings	294,441	283,511	(9,542)	(273,969)	294,441
Total shareholders’ equity	599,778	361,462	(8,302)	(353,160)	599,778
Total liabilities and shareholders’ equity	$1,405,427	$462,038	$(7,961)	$(411,064)	$1,448,440

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$310,449	$262,229	$23,871	$(17,004)	$579,545
Expenses:
Direct expenses	326,152	212,691	24,860	(17,004)	546,699
Selling, general, and administrative expenses	41,134	12,462	221	—	53,817
Total operating expenses	367,286	225,153	25,081	(17,004)	600,516
Loss on disposition of assets, net	300	(2)	—	—	298
Impairment of assets	368	—	—	—	368
Equity in loss of unconsolidated affiliate	1,021	—	(636)	—	385
Operating (loss) income	(58,526)	37,078	(574)	—	(22,022)
Equity in net earnings of consolidated subsidiaries	(38,553)	—	—	38,553	—
Interest expense	32,161	22	—	—	32,183
Other income, net	(2,757)	(2)	(5)	—	(2,764)
	(9,149)	20	(5)	38,553	29,419
(Loss) earnings before income taxes	(49,377)	37,058	(569)	(38,553)	(51,441)
Income tax (benefit) expense	(56,909)	(1,138)	(926)	—	(58,973)
Net earnings (loss)	$7,532	$38,196	$357	$(38,553)	$7,532
	For the year ended December 31, 2016
	Parent		Non-
	Company	Guarantor	Guarantor
	Only (issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$339,829	$293,329	$940	$—	$634,098
Expenses:
Direct expenses	347,532	237,635	7,383	—	592,550
Selling, general, and administrative expenses	32,911	10,984	541	(18)	44,418
Total operating expenses	380,443	248,619	7,924	(18)	636,968
Gain on disposition of assets, net	(3,350)	—	—	—	(3,350)
Impairment of assets	407	—	—	—	407
Equity in profit of unconsolidated affiliate	(151)	—	—	—	(151)
Operating (loss) income	(37,520)	44,710	(6,984)	18	224
Equity in net earnings of consolidated subsidiaries	(22,182)	—	—	22,182	—
Interest expense	30,585	46	13	—	30,644
Other income, net	(3,284)	(5)	—	18	(3,271)
	5,119	41	13	22,200	27,373
(Loss) earnings before income taxes	(42,639)	44,669	(6,997)	(22,182)	(27,149)
Income tax (benefit) expense	(15,959)	15,490	—	—	(469)
Net (loss) earnings	$(26,680)	$29,179	$(6,997)	$(22,182)	$(26,680)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$476,969	$327,259	$—	$—	$804,228
Expenses:
Direct expenses	426,239	259,198	1,631	(18)	687,050
Selling, general, and administrative expenses	35,694	10,577	151	—	46,422
Total operating expenses	461,933	269,775	1,782	(18)	733,472
Loss on disposition of assets, net	339	—		—	339
Equity in loss of unconsolidated affiliate	306	—		—	306
Operating income	14,391	57,484	(1,782)	18	70,111
Equity in net earnings of consolidated subsidiaries	(31,225)	—	—	31,225	—
Interest expense	28,946	120	—	—	29,066
Other income, net	(2,222)	(7)	—	18	(2,211)
	(4,501)	113	—	31,243	26,855
Earnings before income taxes	18,892	57,371	(1,782)	(31,225)	43,256
Income tax (benefit) expense	(8,032)	(24,364)	—	—	16,332
Net earnings	$26,924	$33,007	$(1,782)	$(31,225)	$26,924

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	For the year ended December 31, 2017
	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net earnings	$7,532	$38,196	$357	$(38,553)	$7,532
Unrealized gain on short-term investments	310	—	—	—	310
Changes in pension plan assets and benefit obligations	(3)	—	—	—	(3)
Tax effect	(109)	—	—	—	(109)
Total comprehensive income	$7,730	$38,196	$357	$(38,553)	$7,730
	For the year ended December 31, 2016
	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(26,680)	$29,179	$(6,997)	$(22,182)	$(26,680)
Unrealized gain on short-term investments	241	—	—	—	241
Changes in pension plan assets and benefit obligations	(39)	—	—	—	(39)
Tax effect	(113)	—	—	—	(113)
Total comprehensive (loss) income	$(26,591)	$29,179	$(6,997)	$(22,182)	$(26,591)
	For the year ended December 31, 2015
	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$26,924	$33,007	$(1,782)	$(31,225)	$26,924
Unrealized loss on short-term investments	(641)	—	—	—	(641)
Other unrealized gain	24	—	—	—	24
Changes in pension plan assets and benefit obligations	7	—	—	—	7
Tax effect	254	—	—	—	254
Total comprehensive income	$26,568	$33,007	$(1,782)	$(31,225)	$26,568

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62,581)	$40,628	$2,850	$—	$(19,103)
Investing activities:
Purchase of property and equipment	(56,757)	—	—	—	(56,757)
Proceeds from asset dispositions	1,296	—	—	—	1,296
Purchase of short-term investments	(637,980)	—	—	—	(637,980)
Proceeds from sale of short-term investments	862,942	—	—	—	862,942
Payments of deposits on aircraft	—	—	—	—	—
Loan to unconsolidated affiliate	—	—	—	—	—
Loan to third party	(824)	—	—	—	(824)
Business acquisitions and investments, net of cash	(130,788)	—	4,144	—	(126,644)
Net cash provided by investing activities	37,889	—	4,144	—	42,033
Financing activities:
Repurchase of common stock	(256)	—	—	—	(256)
Proceeds on line of credit	152,150	—	—	—	152,150
Payments on line of credit	(168,650)	—	—	—	(168,650)
Due to/from affiliate, net	41,459	(41,656)	197	—	—
Net cash (used in) provided by financing activities	24,703	(41,656)	197	—	(16,756)
Increase (decrease) in cash	11	(1,028)	7,191	—	6,174
Cash, beginning of year	36	2,100	460	—	2,596
Cash, end of year	$47	$1,072	$7,651	$—	$8,770

(1) Net of the effect of business acquisitions.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) by operating activities	$(46,738)	$52,873	$(6,699)	$—	$(564)
Investing activities:
Purchase of property and equipment	(81,484)	—	(358)	—	(81,842)
Proceeds from asset dispositions	14,983	—	—	—	14,983
Purchase of short-term investments	(321,453)	—	—	—	(321,453)
Proceeds from sale of short-term investments	316,543	—	—	—	316,543
Payments of deposits on aircraft	(2,249)	—	—	—	(2,249)
Loan to unconsolidated affiliate	(1,200)	—	—	—	(1,200)
Net cash used in investing activities	(74,860)	—	(358)	—	(75,218)
Financing activities:
Repurchase of common stock	(529)	—	—	—	(529)
Proceeds on line of credit	264,700	—	—	—	264,700
Payments on line of credit	(188,200)	—	—	—	(188,200)
Due to/from affiliate, net	45,617	(52,445)	6,828	—	—
Net cash provided by (used in) financing activities	121,588	(52,445)	6,828	—	75,971
(Decrease) increase in cash	(10)	428	(229)	—	189
Cash, beginning of year	46	1,672	689	—	2,407
Cash, end of year	$36	$2,100	$460	$—	$2,596

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2015
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$60,241	$78,507	$(4,830)	$—	$133,918
Investing activities:
Purchase of property and equipment	(57,123)	—	—	—	(57,123)
Proceeds from asset dispositions	5,236	—	—	—	5,236
Purchase of short-term investments	(608,649)	—	—	—	(608,649)
Proceeds from sale of short-term investments	505,966	—	—	—	505,966
Payments of deposits on aircraft	(1,273)	—	—	—	(1,273)
Refunds of deposits on aircraft	6,010	—	—	—	6,010
Net cash used in investing activities	(149,833)	—	—	—	(149,833)
Financing activities:
Repurchase of common stock	(2,448)	—	—	—	(2,448)
Proceeds on line of credit	232,660	—	—	—	232,660
Payments on line of credit	(218,160)	—	—	—	(218,160)
Due to/from affiliate, net	77,535	(82,801)	5,266	—	—
Net cash provided by (used in) financing activities	89,587	(82,801)	5,266	—	12,052
Decrease in cash	(5)	(4,294)	436	—	(3,863)
Cash, beginning of year	51	5,966	253	—	6,270
Cash, end of year	$46	$1,672	$689	$—	$2,407

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
Changes in Internal Control over Financial Reporting
During the last quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective under those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2017. This report is included herein.
Other
On December 29, 2017, we completed our acquisition of the HNZ Offshore Business. We have not yet extended any of our above-described internal control oversight and monitoring processes to cover this acquired business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
PHI, Inc.
Lafayette, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at HNZ Offshore Business, which was acquired on December 29, 2017 and whose financial statements constitute approximately 9% and 11% of net assets and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at HNZ Offshore Business.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Deloitte & Touche LLP
New Orleans, Louisiana
February 23, 2018

ITEM 9B.    OTHER INFORMATION
None

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
Other information concerning directors, executive officers, and corporate governance required by this item will be included in our definitive information statement furnished in connection with our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be included in our definitive information statement furnished in connection with our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in our definitive information statement furnished in connection with our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item will be included in our definitive information statement furnished in connection with our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be included in our definitive information statement furnished in connection with our 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits

2.1
Arrangement Agreement dated as of October 30, 2017 by and among HNZ Group Inc., the Company, 2075568 Alberta ULC and Don E. Wall (incorporated by reference to Exhibit 2.1 to PHI’s Report on Form 10-Q for the quarter ended September 30, 2017, and filed November 3, 2017).

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

4.6
Fifth Amendment to Second Amended and Restated Loan Agreement, dated as of December 26, 2017, by and among PHI, Inc., PHI Air Medical, L.L.C., PHI Tech Services, Inc., International Helicopter Transport, Inc. and Whitney National Bank (incorporated by reference to Exhibit 4.1 to PHI’s Current Report on Form 8-K filed December 29, 2017).

4.7
Indenture, dated as of March 17, 2014, by and among PHI, Inc., the subsidiary guarantors and U.S. Bank National Association, relating to the issuance by PHI, Inc. of its 5.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed March 17, 2014).

4.8	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 17, 2014).

10.1†	Senior Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 10-Q for the quarterly period ended March 31, 2011, filed May 9, 2011).

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

10.4†	Second Amended and Restated PHI, Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to PHI’s Information Statement on Schedule 14C filed April 12, 2017).

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

10.7†	Terms of Employment of James Hinch, dated February 6, 2017. (incorporated by reference to Exhibit 10.7 to PHI's Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017.

10.8
PHI Commitment Letter by and between the Company and Alberta ULC 2075568 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 10-Q for the quarter ended September 30, 2017, and filed November 3, 2017).

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
___________________________
 * Filed herewith.
 † Indicates management contract or compensatory plan or arrangement.

ITEM 16.        FORM 10-K SUMMARY
Not Applicable

PHI, INC. AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Consolidated Accounts
(Thousands of dollars)

		Additions
	Balance at Beginning	Charged to Costs and		Balance at End
Description	of Year	Expenses	Deductions (1)	of Year
Year ended December 31, 2017:
Allowance for doubtful accounts	$6,021	$1,218	$—	$7,239
Allowance for inventory	17,305	3,570	—	20,875
Allowance for contractual discounts	111,856	480,645	474,719	117,782
Allowance for uncompensated care	46,310	78,883	72,678	52,515
Year ended December 31, 2016:
Allowance for doubtful accounts	$5,151	$870	$—	6,021
Allowance for inventory	15,385	1,920	—	17,305
Allowance for contractual discounts	103,601	483,449	475,194	111,856
Allowance for uncompensated care	41,924	88,787	84,401	46,310
Year ended December 31, 2015:
Allowance for doubtful accounts	$1,351	$3,800	$—	5,151
Allowance for inventory	13,517	1,868	—	15,385
Allowance for contractual discounts	96,590	439,991	432,980	103,601
Allowance for uncompensated care	41,858	84,470	84,404	41,924

(1)
Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2018.

PHI, INC.

By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2018
Al A. Gonsoulin

/s/ Trudy McConnaughhay	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Trudy McConnaughhay

/s/ Lance F. Bospflug	Director	February 23, 2018
Lance F. Bospflug

/s/ Thomas H. Murphy	Director	February 23, 2018
Thomas H. Murphy

/s/ Richard H. Matzke	Director	February 23, 2018
Richard H. Matzke

/s/ C. Russell Luigs	Director	February 23, 2018
C. Russell Luigs