Form 10-Q
period 2018-03-31
PHI INC
filed 2018-05-04
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________
 FORM 10-Q
___________________________________________________________

 ☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).                                                      Yes:  ☐    No:  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,904,799 shares

PHI, INC.
Index – Form 10-Q

Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statement are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•	our ability to refinance our short-term debt and continue as a going concern;

•	our substantial indebtedness and operating lease commitments, including any failure to meet the financial covenants or the other terms and conditions thereof;

•
reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control;

•	our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry;

•	the adverse impact of customers electing to terminate or reduce our services;

•	any failure to maintain our strong safety record;

•	our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft;

•	the availability of adequate insurance;

•	adverse changes in the value of our aircraft or our ability to sell them in the secondary markets;

•	political, economic, payment, regulatory and other risks and uncertainties associated with our international operations, some of which are conducted in challenging business environments;

•	the effects of competition and changes in technology;

•	the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls;

•	the special risks of our air medical operations, including collections risks and potential medical malpractice claims;

•	weather conditions and seasonal factors, including tropical storms;

•	our ability to timely realize the anticipated benefits of our December 29, 2017 acquisition of the HNZ Offshore Business (as defined below in Item 2 of Part I of this report);

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely;

•	our ability to timely collect our receivables in full;

•	our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets;

•	our ability to develop and implement successful business strategies;

•	changes in fuel prices;

•	our ability to attract and retain key personnel and to avoid work stoppages or other labor problems;

•	changes in our operating plans or strategies, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	environmental and litigation risks; and

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$7,431	$8,770
Short-term investments	61,988	64,237
Accounts receivable – net
Trade	157,363	168,153
Other	29,223	17,826
Inventories of spare parts – net	77,011	80,881
Prepaid expenses	11,509	11,475
Income taxes receivable	831	1,271
Total current assets	345,356	352,613
Property and equipment – net	936,323	946,765
Restricted cash and investments	12,396	12,396
Other assets	8,803	8,741
Deferred income taxes	3,211	3,309
Goodwill	61,299	61,299
Intangibles	16,334	16,723
Total assets	$1,383,722	$1,401,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving credit facility	$121,750	$—
Senior Notes issued March 17, 2014, net of debt issuance costs of $1,285	498,715	—
Accounts payable	37,166	37,186
Accrued and other current liabilities	42,042	41,850
Total current liabilities	699,673	79,036
Long-term debt:
Revolving credit facility	—	117,500
Senior Notes issued March 17, 2014, net of debt issuance costs of $1,506	—	498,494
Deferred income taxes	80,866	86,005
Other long-term liabilities	5,448	8,157
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	291	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,904,799 and 12,897,614 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,290	1,289
Additional paid-in capital	309,672	308,353
Accumulated other comprehensive income (loss)	464	(280)
Retained earnings	286,018	303,001
Total shareholders’ equity	597,735	612,654
Total liabilities and shareholders’ equity	$1,383,722	$1,401,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Operating revenues, net	$160,370	$134,618
Expenses:
Direct expenses	156,226	136,513
Selling, general and administrative expenses	15,459	13,044
Total operating expenses	171,685	149,557
Loss on disposal of assets	879	—
Equity in loss of unconsolidated affiliate, net	37	1,003
Operating (loss) income	(12,231)	(15,942)
Interest expense	8,197	8,195
Other loss (income) – net	1,045	(1,064)
	9,242	7,131
Loss before income taxes	(21,473)	(23,073)
Income tax benefit	(4,490)	(7,825)
Net loss	$(16,983)	$(15,248)
Weighted average shares outstanding:
Basic	15,806	15,689
Diluted	15,806	15,689
Net loss per share:
Basic	$(1.07)	$(0.97)
Diluted	$(1.07)	$(0.97)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Net loss	$(16,983)	$(15,248)
Unrealized gain on short-term investments	471	162
Currency translations adjustment	467	—
Changes in pension plan assets and benefit obligations	(9)	(1)
Tax effect of the above-listed adjustments	(185)	(58)
Total comprehensive loss	$(16,239)	$(15,145)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778
Net loss	—	—	—	—	—	—	(15,248)	(15,248)
Unrealized gain on short-term investments	—	—	—	—	—	104	—	104
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	552	—	—	552
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	27	2	—	—	—	2
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(9)	(1)	(100)	—	—	(101)
Retirement of treasury stock	—	—	—	—	—	—	1,028	1,028
Balance at March 31, 2017	2,906	$291	12,797	$1,279	$304,698	$(375)	$280,221	$586,114

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2017	2,906	$291	12,897	$1,289	$308,353	$(280)	$303,001	$612,654
Net loss	—	—	—	—	—	—	(16,983)	(16,983)
Unrealized gain on short-term investments	—	—	—	—	—	282	—	282
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(5)	—	(5)
Amortization of unearned stock-based compensation	—	—	—	—	1,319	—	—	1,319
Currency translation adjustment	—	—	—	—	—	467	—	467
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	11	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(3)	—	—	—	—	—
Balance at March 31, 2018	2,906	$291	12,905	$1,290	$309,672	$464	$286,018	$597,735
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Operating activities:
Net loss	$(16,983)	$(15,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,467	16,845
Deferred income taxes	(5,113)	(7,883)
Loss (gain) on asset dispositions	879	—
Equity in loss of unconsolidated affiliate, net	37	1,003
Inventory valuation reserves	1,042	(1,293)
Changes in operating assets and liabilities	(761)	(1,677)
Net cash used in operating activities	(1,432)	(8,253)
Investing activities:
Purchase of property and equipment	(6,665)	(4,789)
Proceeds from asset dispositions	842	—
Purchase of short-term investments	(134,319)	(54,867)
Proceeds from sale of short-term investments	136,259	67,659
Payment of deposits on aircraft	—	(66)
Loan to unconsolidated affiliate	(274)	—
Net cash (used in) provided by investing activities	(4,157)	7,937
Financing activities:
Proceeds from line of credit	33,750	37,300
Payments on line of credit	(29,500)	(35,800)
Repurchase of common stock	—	(100)
Net cash provided by financing activities	4,250	1,400
Increase (decrease) in cash	(1,339)	1,084
Cash, beginning of period	8,770	2,596
Cash, end of period	$7,431	$3,680
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$14,328	$14,114
Income taxes	$320	$—
Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$82	$348
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Our financial results, particularly as they relate to our Oil and Gas segment, are influenced by seasonal fluctuations as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
Going Concern - The financial statements accompanying this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplates our continuation as a going concern. For the reasons described in Note 5, the recent classification of our indebtedness as current liabilities due within one year and other conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements accompanying this Quarterly Report are filed.

Recently Adopted Accounting Pronouncements
In 2014, Financial Accounting Standard Board ("the FASB") issued ASC 606, Revenue from Contracts with Customers (“ASC 606”), replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the new standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 became effective on January 1, 2018 and the Company adopted it using the modified retrospective method applied to open contracts and only to the version of the contracts in effect as of January 1, 2018. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting.  There was no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.
In general, we recognize revenue when a service or good is sold to a customer and there is a contract. At inception of each contract, we assess the obligations and identify a performance obligation to provide a service that is distinct in the context of the contract. To identify the performance obligations, we consider all goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Revenue is recognized when control of the identified distinct goods or services have been transferred to the client, and the transaction price is determined and allocated to the performed performance obligations and we have determined that collection has occurred or is probable of occurring. At contract inception, we assess the goods and services promised in our contracts with customers and identify all performance obligations for each distinct promise that transfers a good or service (or bundle of goods or services) to the customer.
The company measures revenue as the amount of consideration we expect to receive in exchange of the services provided. Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis in the Company’s financial statements. Thus, the Company excludes taxes imposed on the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
Revenue Recognition Oil & Gas - The Company provides helicopter services to oil and gas customers operating in the Gulf of Mexico and a selected number of foreign countries. Revenues are recognized when performance obligations are satisfied over time in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered.
Revenue Recognition Air Medical - The Company provides helicopter services to hospitals and emergency service providers in several U.S. states, and individuals, in which case the Company is paid by either a commercial insurance company, federal or state agency, or the patient. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional and cooperative provider models. Revenues related to the independent provider model services are recorded in the period in which we satisfy our performance obligations under contracts by transferring our services to our customers based upon established billing rates net of contractual allowances under agreements with third party payors and net of uncompensated care allowances. These amounts are due from patients, third-party payors (including health insurers and government programs), and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, the Company bills the patients and third-party payors several days after the services are performed. Revenues generated under the traditional provider model is recognized as performance obligations are satisfied over time in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered. Revenues are recognized as performance obligations are satisfied and in the amounts to which we expect to be entitled, which are the transaction prices allocated to the distinct services.
Performance Obligations Oil & Gas - A performance obligation arises under contracts with customers to render services and is the unit of account under ASC 606.  Operating revenue from our Oil and Gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which are competitively bid. A small portion of our Oil and Gas segment revenue is derived from providing services on an "ad-hoc" basis. Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination by the customers), with payment in U.S. dollars. The Company accounts for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. The nature of our variable charges within our flight services contracts are not effective until a customer-initiated flight order and the actual hours flown are determined, therefore, the associated flight revenue generally cannot be reasonably and reliably estimated before hand. A contract’s standalone selling prices are determined based upon the prices that the Company charges for its services rendered.  The majority of the Company’s revenue is recognized as performance obligations are satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less. The Company’s payment terms vary by the type of services offered.  The Company typically invoices customers on a monthly basis with the term between invoicing and when the payment is due is typically between 30 and 60 days.
Performance Obligations Air Medical - Performance obligations are determined based upon the nature of the services provided. Under the independent provider model, we measure the performance obligation from the moment the patient is loaded into the aircraft until it reaches its destination. Under this model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by private insurance, Medicaid or Medicare, or directly by transported patients who self-pay. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded or renewed through competitive bidding. As a traditional provider, we typically bill a fixed monthly rate for aircraft availability and an hourly rate for flight time. For each of these types of helicopter services, we have determined that each has a single distinct performance obligation. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patients receiving helicopter services under the independent provider model when: (1) services are provided; and (2) we do not believe the patient requires additional services. Traditional provider models services include fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. The variable charges within the contracts are not effective until customer-initiated flight order and the actual hours flown are determined, therefore, the associated revenue generally cannot be reasonably and reliably estimated beforehand. For the traditional provider model, we determine the transaction price based upon standard charges for goods and services provided. For independent provider model we determine the transaction price based upon gross charges for services provided reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with Company policy, and/or implicit price concessions provided to uninsured patients. We determine estimates of contractual adjustments and discounts based upon contractual agreements, our discount policy, and historical experience. We determine our estimate of implicit price concessions based upon our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups, rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.

As further described in Note 3, independent provider revenues are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care at the time the services are provided. Contractual allowances and uncompensated care are estimated based on historical collection experience by payor category (consisting mainly of private insurance, Medicaid, Medicare, and self-pay). The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. Agreements with third-party payors typically provide for payments at amounts less than established charges.

As of March 31, 3018 and December 31, 2017, receivables related to Oil and Gas segment were $110.7 million and $106.8 million, Air Medical segment were $73.4 million and $74.4 million and Technical Services segment were $2.5 million and $4.8 million, respectively. Contract assets and contract liabilities were immaterial as of March 31, 2018.

Due to the nature of our business, we do not have significant backlog. Total backlog was $57.6 million at March 31, 2018, we expect to recognize this full backlog as revenue over the next 12 months. Our contracts typically include unilateral termination clauses that allow both parties to terminate existing contracts with a 30 to 180 day notice period. The amounts above include performance obligations up to the point where the contracting parties can cancel existing contracts. As such, our actual remaining performance obligation revenue is expected to be greater than what is reflected above. In addition, the remaining performance obligation disclosure does not include expected consideration related to performance obligations of a variable nature (i.e. flight services) as they cannot be reasonably and reliably estimated.

The Company generally has a right to consideration in an amount that corresponds directly with the value to the customer of the entity's performance completed to date and may recognize revenue in the amount to which the entity has a right to invoice. We have elected to use the invoice practical expedient for revenue recognized when performance obligations are satisfied over time. In addition, payment for goods and services rendered is typically due in the subsequent month following satisfaction of the Company’s performance obligation.

The Technical Services segment provides helicopter flight services and helicopter repair and overhaul services for existing flight operations customers that own their own aircraft. Under this segment, the Company periodically provides certain services to governmental customers, including the Company’s agreement to operate six aircraft for the National Science Foundation in Antarctica. Under this segment, we also offer certain software as a service to our Oil and Gas customers. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered.   For these helicopter services, we determined that each has a single distinct performance obligation.
The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	For the Quarter Ended March 31,
	2018	2017
Service Revenue
Oil & Gas	$95,640	$71,731
Air Medical	56,988	55,338
Technical Services	7,742	7,549
Total Services	$160,370	$134,618

Air Medical Revenue
Traditional provider model	$11,106	$10,596
Independent provider model	45,882	44,742
Total Air Medicals Revenues	$56,988	$55,338

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for periods beginning on or after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 effective January 1, 2018. The Company will perform goodwill impairment testing under the new standard annually as of October 1 or when events or changes in circumstances indicate that a potential impairment exist.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. PHI, Inc. adopted this ASU in the fourth quarter of 2017 on a prospective basis. Beginning with the December 31, 2017 balances, all deferred taxes were classified as non-current. Periods prior to December 31, 2017 were not retrospectively adjusted.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2016-16 effective January 1, 2018 with no material impact to the condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard is expected to result in fewer acquisitions of properties qualifying as acquisitions of businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied on a prospective basis. The Company adopted ASU 2017-01 effective January 1, 2018 with no material impact to the condensed consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which significantly reformed the U.S. Internal Revenue Code (the “Code”). The Tax Act, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Following the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 - "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Tax Act. However, the Company remeasured its net deferred tax liability at December 31, 2017 and provisionally recognized a net benefit of $49.2 million in its consolidated statement of operations for the year ended December 31, 2017.  As of March 31, 2018 the Company has not completed its accounting for the tax effects of the Tax Act. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to changes to its current provisional estimates.  The Company’s estimates may be affected by a wide variety of factors, including additional regulatory guidance issued with respect to the Tax Act.  Any adjustments to the provisional amounts will be recognized as a component of income tax in the period in which the adjustments are determined. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the 3rd quarter of 2018.
New Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company has formed an implementation team that is inventorying leases and evaluating the impact that adoption of this guidance will have on the Company’s financial statements, which includes monitoring industry specific developments including recent exposure drafts issued by the FASB. Based on our lease portfolio as of March 31, 2018, we expect the adoption of this standard will result in a material change to our consolidated assets and liabilities. We plan to adopt this standard beginning January 1, 2019.
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
Investments consisted of the following as of March 31, 2018:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$74,370	$—	$—	$74,370
Deferred compensation plan assets included in other assets	831	—	—	831
Total	$75,201	$—	$—	$75,201

Investments consisted of the following as of December 31, 2017:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$—	$—	$5,601
U.S. government agencies	7,501	—	(34)	7,467
Corporate bonds and notes	63,880	—	(330)	63,550
Subtotal	76,982	—	(364)	76,618
Deferred compensation plan assets included in other assets	2,685	—	—	2,685
Total	$79,667	$—	$(364)	$79,303

At each of March 31, 2018 and December 31, 2017, we classified $12.4 million, of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as restricted cash and investments, as they are securing outstanding letters of credit and a bond relating to foreign operations with maturities beyond one year.
The following table presents the cost and fair value of our debt investments based on maturities as of:

	March 31, 2018		December 31, 2017
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$—	$—	$31,348	$31,254
Due within two years	—	—	40,032	39,763
Total	$—	$—	$71,380	$71,017

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	March 31, 2018		December 31, 2017
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
U.S. Government agencies	—	0	1.370	370
Corporate bonds and notes	—	0	1.766	392

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	March 31, 2018		December 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$—	$—	$5,472	$(28)
Corporate bonds and notes	—	—	44,069	(271)
Total	$—	$—	$49,541	$(299)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	March 31, 2018		December 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$—	$—	$1,994	$(6)
Corporate bonds and notes	—	—	19,482	(59)
Total	$—	$—	$21,476	$(65)
From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we typically do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at March 31, 2018 or December 31, 2017. We have also determined that we did not have any other than temporary impairments relating to credit losses on debt securities for the quarter ended March 31, 2018. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

3. VALUATION ACCOUNTS
We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $7.2 million at March 31, 2018, and December 31, 2017.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $104.5 million and $117.8 million as of March 31, 2018 and December 31, 2017, respectively. The allowance for uncompensated care was $54.9 million and $52.5 million as of March 31, 2018 and December 31, 2017, respectively.
Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $1.5 million and $2.5 million for the quarters ended March 31, 2018 and 2017, respectively. The estimated cost of providing charity services was $0.4 million for the quarter ended March 31, 2018 and $0.6 million for the quarter ended March 31, 2017. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.
The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) as of the dates listed below was as follows:

	March 31, 2018	December 31, 2017
Allowance for Contractual Discounts	50%	53%
Allowance for Uncompensated Care	26%	24%
We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $22.2 million and $20.9 million at March 31, 2018 and December 31, 2017, respectively.
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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		March 31, 2018
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$74,370	$74,370	$—
Deferred compensation plan assets	831	831	—
Total	$75,201	$75,201	$—

		December 31, 2017
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$5,601	$—
U.S. government agencies	7,467	—	7,467
Corporate bonds and notes	63,550	—	63,550
	76,618	5,601	71,017
Deferred compensation plan assets	2,685	2,685	—
Total	$79,303	$8,286	$71,017

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
Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at March 31, 2018 and December 31, 2017. Our determination of the estimated fair value of our 5.25% Senior Notes due 2019 is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes due 2019, based on quoted market prices, was $490.6 million and $499.2 million at March 31, 2018 and December 31, 2017, respectively.

5. DEBT
Listed below is information regarding our indebtedness, all of which was classified as short-term debt on our balance sheet as of March 31, 2018 and as long-term debt on our balance sheet as of December 31, 2017:

	March 31, 2018		December 31, 2017
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$1,285	$500,000	$1,506
Revolving Credit Facility due March 7, 2019 with a group of commercial banks, interest payable at variable rates	121,750	—	117,500	—
Total indebtedness	$621,750	$1,285	$617,500	$1,506
Senior Notes - Our 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by each of PHI, Inc.’s wholly-owned domestic subsidiaries, and are the general, unsecured obligations of PHI, Inc. and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2018 at par plus accrued interest. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.
Revolving Credit Facility – We have amended and restated our revolving credit facility (our “revolving credit facility”) that matures on March 7, 2019. Under this facility, we can borrow up to $130.0 million at floating interest rates based on either the London Interbank Offered Rate plus 275 basis points or the prime rate (each as defined in this facility), at our option. This facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under this facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1.1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $500.0 million (with all such terms or amounts as defined in or determined under this facility). Borrowings under our revolving credit facility are secured on a first-priority basis by our inventory, spare parts and accounts receivable.
On March 30, 2018, we received a waiver of our consolidated working capital ratio for the first quarter of 2018. As of March 31, 2018, we were in compliance with the remaining covenants. For information about other recent amendments or waivers relating to our revolving credit facility, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Interest Expense - Cash paid to fund interest expense under our outstanding indebtedness was $14.3 million for the quarter ended March 31, 2018 and $14.1 million for the quarter ended March 31, 2017.
Letter of Credit Facility - We maintain a separate letter of credit facility that had $12.4 million in letters of credit outstanding at March 31, 2018 and December 31, 2017. We have letters of credit securing our workers compensation policies and a traditional provider contract.
We also have outstanding a letter of credit for $7.6 million issued under our $130.0 million credit facility that reduces the amount we can borrow under that facility. The letter of credit was issued to guaranty our performance under an international contract that was awarded in late 2017.
Other - PHI, Inc. has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries’ cash is regularly advanced to PHI, Inc. Although PHI, Inc. periodically repays these advances to fund the subsidiaries’ cash requirements throughout the year, at any given point in time PHI, Inc. may owe a substantial sum to its subsidiaries under these advances, which, in accordance with GAAP, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets. For additional information, see Note 15.
Liquidity - In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Under this standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within this one year period. This evaluation initially must be undertaken without considering the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this initial determination, management must evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about an entity’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered under the standard if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued. PHI’s accompanying financial statements have been prepared in conformity with GAAP, which contemplates PHI’s continuation as a going concern.
Our revolving credit facility indebtedness matures on March 7, 2019 and our outstanding senior notes mature on March 15, 2019. As of March 31, 2018, all of our outstanding revolving credit and senior note indebtedness was due within less than one year. This change necessitated us classifying under GAAP all such indebtedness as current liabilities on our accompanying balance sheet as of such date and receiving a short-term waiver of the working capital ratio covenant in our revolving credit facility. This change also substantially increased the aggregate amount of indebtedness that we were required to assess when evaluating our ability to meet our obligations as they become due within one year after the date that the accompanying financial statements are filed.
In late 2017, we retained advisors to begin assisting us in evaluating alternatives to refinance our outstanding indebtedness. In February 2018, following the completion of our acquisition of the HNZ Offshore Business in December 2017, we continued our exploration of refinancing alternatives, including a broad assessment of interest rates and other prevailing conditions in the capital markets. Based on our discussions to date with our advisors and current market conditions, we believe it is likely that we can extend or refinance our revolving credit facility indebtedness and refinance our outstanding senior notes, in each case before they become due. Nonetheless, because our plans to refinance or restructure our debt have not been finalized, and therefore are not within our control, these plans cannot be considered probable. Consequently, these conditions in the aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date the accompanying financial statements are filed. For additional information about our refinancing plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

6. EARNINGS PER SHARE
The components of basic and diluted earnings per share for the quarter and three months ended March 31, 2018 and 2017 are as follows:

	Quarter Ended March 31,
	2018	2017
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,806	15,689
Dilutive effect of unvested restricted stock units	—	—
Weighted average outstanding shares of common stock, diluted (1)	15,806	15,689

(1)
For the three months ended March 31, 2018 and 2017, 490,843 and 58,119 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION
We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the quarters ended March 31, 2018 and 2017.

	Quarter Ended March 31,
	2018	2017
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$642	$553
Performance-based restricted stock units	677	—
Total stock-based compensation expense	$1,319	$553
During the quarter ended March 31, 2018, no time-based restricted units or performance-based restricted units were awarded to managerial employees.
8. ASSET DISPOSALS
During the first quarter of 2018, we disposed of one light aircraft previously utilized in the Air Medical segment and donated to a charitable organization one aircraft previously used in our Oil and Gas segment. These aircraft no longer met our strategic needs. Cash proceeds totaled $0.8 million, resulting in a $0.3 million loss on the disposal of these assets.
There were no sales or disposals of aircraft during the first quarter of 2017.
9. COMMITMENTS AND CONTINGENCIES
Commitments – We currently have no aircraft purchase commitments.
Total aircraft deposits of $0.5 million were included in Other Assets as of March 31, 2018. This amount represents a deposit on a future lease buyout option. In the event we do not exercise the buyout option, the deposit will be applied against lease payments.
As of March 31, 2018, we had options to purchase aircraft under leases, with such purchase options becoming exercisable in 2018 through 2020. The aggregate option purchase prices are $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise the 2018 purchase options, unless opportunistic conditions arise.
Environmental Matters – We have recorded an estimated liability of $0.15 million as of March 31, 2018 for environmental response costs. Previously, we conducted environmental surveys of our former Lafayette Facility located at the Lafayette Regional Airport, which we vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, we have performed groundwater sampling of the required groundwater monitor well installations at both parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, we provided groundwater sample results semi-annually to the LDEQ for both parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on our working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, we believe that ultimate remediation costs for the subject parcels will not be material to our consolidated financial position, operations or cash flows.
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
Operating Leases – We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases. All aircraft leases contain purchase options exercisable by us at certain dates specified in the lease agreements.
At March 31, 2018, we had approximately $194.3 million in aggregate commitments under operating leases of which approximately $26.7 million is payable through the fourth quarter of 2018. The total lease commitments include $168.4 million for aircraft and $25.9 million for facility lease commitments.
10. GOODWILL
Our Goodwill represents the amount by which our purchase price for the HNZ Offshore Business exceeded the fair value of net assets acquired. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $61.3 million as of March 31, 2018 and December 31, 2017 was as follow:

	Oil & Gas	Air Medical	Technical Services	Total
Balance December 31, 2017	$61,299	—	—	$61,299
Activity	—	—	—	—
Balance March 31, 2018	$61,299	—	—	$61,299

We test goodwill for impairment on an annual basis as of October 1st or when events or changes in circumstances indicate that a potential impairment exists.

11. OTHER INTANGIBLE ASSETS
Intangible assets with finite useful lives are amortized over estimated useful lives on a straight-line basis. Our intangible assets, which arose in connection with our acquisition of the HNZ Offshore Business, consist of the following (in thousands):

	Estimated Useful Lives	Gross Amount at December 31, 2017	Accumulated Amortization	Net Balance at March 31, 2018
Customer Relationship	15	$11,622	$(194)	$11,428
Non-Compete Agreements	5	900	(45)	855
Tradenames	7	4,201	(150)	4,051
Total		$16,723	$(389)	$16,334

Based on the carrying values of our intangible assets at March 31, 2018, we estimate our amortization expense for the next five years (2018 through 2022) to be $1.6 million per year. As of March 31, 2018 amortization expense was $0.4 million.

12. SEGMENT INFORMATION
PHI is primarily a provider of helicopter transport services, including helicopter maintenance and repair services. We report our financial results through the three reportable segments further described below.

A segment’s operating profit or loss is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that is charged directly to the segment, and a small portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment costs as a percentage of total operating costs.
Oil and Gas Segment - Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico and a select number of foreign countries. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 35 or more years, and ENI Petroleum, with whom we have worked for more than 20 years. At March 31, 2018, we had available for use 130 aircraft in this segment.

Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus variable payments based on the amount of flight time. A small portion of our Oil and Gas segment revenue is derived from providing services on an "ad-hoc" basis. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. Total fuel cost is included in direct expense and any reimbursement of these costs is included in revenue. We typically operate under fixed-term contracts with our customers, a substantial portion of which are competitively bid.

Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination by the customers), with payment in U.S. dollars. For the quarters ended March 31, 2018 and 2017, respectively, approximately 59% and 53% of our total operating revenues were generated by our Oil and Gas segment, with approximately 88% and 90% of these revenues from fixed-term customer contracts. The remaining 12% and 10% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.
Air Medical Segment - The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S. As of March 31, 2018, our Air Medical segment operated approximately 106 aircraft in 18 states at 73 separate locations.

Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded or renewed through competitive bidding. For the quarters ended March 31, 2018 and 2017, approximately 36% and 41% of our total operating revenues were generated by our Air Medical segment, respectively.

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

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows for the periods listed below:

	Quarter Ended March 31,
	2018	2017
Provision for contractual discounts	69%	70%
Provision for uncompensated care	6%	4%

These percentages are affected by various factors, including rate increases and changes in the number of transports by payor mix.

Net reimbursement per transport from commercial payors generally increases when a rate increase is implemented. Net reimbursement from certain commercial payors, as well as Medicare and Medicaid, generally does not increase proportionately with rate increases.

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows for the periods listed below:

	Quarter Ended March 31,
	2018	2017
Insurance	71%	70%
Medicare	20%	20%
Medicaid	9%	10%
Self-Pay	—%	—%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty. Those contracts generated approximately 18% and 19% of the segment’s revenues for the quarters ended March 31, 2018 and 2017, respectively.
We also derive a small portion of the segment’s revenues from providing services under our patient navigation business.
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
For the quarters ended March 31, 2018 and 2017, approximately 5% and 6%, respectively, of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the three months ended March 31, 2018 and 2017 is as follows:

	Quarter Ended March 31,
	2018	2017
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$95,640	$71,731
Air Medical	56,988	55,338
Technical Services	7,742	7,549
Total operating revenues, net	160,370	134,618
Segment direct expenses (1)
Oil and Gas (2)	96,507	81,728
Air Medical	53,832	50,842
Technical Services	5,887	4,946
Total direct expenses	156,226	137,516
Segment selling, general and administrative expenses
Oil and Gas	4,921	1,720
Air Medical	3,167	2,881
Technical Services	370	338
Total selling, general and administrative expenses	8,458	4,939
Total segment direct and selling, general and administrative expenses	164,684	142,455
Net segment (loss) profit
Oil and Gas	(5,788)	(11,717)
Air Medical	(11)	1,615
Technical Services	1,485	2,265
Total net segment profit	(4,314)	(7,837)

Other, net (3)	(1,961)	1,064
Unallocated selling, general and administrative costs (1)	(7,001)	(8,105)
Interest expense	(8,197)	(8,195)
(Loss) earnings before income taxes	$(21,473)	$(23,073)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended March 31,
	2018	2017
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$11,783	$9,862
Air Medical	5,624	5,477
Technical Services	145	146
Total	$17,552	$15,485
Unallocated SG&A	$1,915	$1,360

(2)	Includes equity in (earnings) of unconsolidated affiliates, net.

(3)	Consists of (gains) losses on disposition of property and equipment and other income.

13. INVESTMENT IN VARIABLE INTEREST ENTITY
We account for our investment in certain international operations as variable interest entities, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest.

PHI Century Limited - As of March 31, 2018, we had a 49% investment in the common stock of PHI Century Limited (“PHIC”), a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended March 31, 2018, we recorded a loss in equity of this unconsolidated affiliate of less than $0.1 million compared to a loss of $1.0 million for the quarter ended March 31, 2017 relative to our 49% equity ownership. We had $4.1 million and $4.0 million of trade receivables as of March 31, 2018 and December 31, 2017, respectively, from PHIC. During the quarter ended March 31, 2018, we loaned PHIC $0.3 million for operating purposes. The $0.3 million loan balance is included in Accounts receivable - other on our Condensed Consolidated Balance Sheets at March 31, 2018. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $0.3 million and $0.3 million at March 31, 2018 and December 31, 2017, respectively.
14. OTHER COMPREHENSIVE INCOME
Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented separately in the Condensed Consolidated Statements of Comprehensive Income.
15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

Due to growth of our affiliates in Trinidad and Australia which no longer qualify as minor subsidiaries under regulation S-X 210.3-10(h)6, we began reporting all of our non-guarantors subs in a separate column beginning with the quarter ended June 30, 2017. We have recast prior years financial information to conform to current year presentation.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$54	$979	$6,398	$—	$7,431
Short-term investments	61,988	—	—	—	61,988
Accounts receivable – net	76,539	74,580	36,627	(1,160)	186,586
Intercompany receivable	—	128,702	—	(128,702)	—
Inventories of spare parts – net	64,695	9,330	2,986	—	77,011
Prepaid expenses	7,773	2,668	1,068	—	11,509
Income taxes receivable	295	511	25	—	831
Total current assets	211,344	216,770	47,104	(129,862)	345,356

Investment in subsidiaries	399,555	—	—	(399,555)	—
Property and equipment – net	607,960	285,080	43,283	—	936,323
Restricted cash and investments	12,382	—	14	—	12,396
Other assets	139,515	851	(131,563)	—	8,803
Deferred income tax	—	—	3,211	—	3,211
Goodwill	—	—	61,299	—	61,299
Intangible assets	—	—	16,334	—	16,334
Total assets	$1,370,756	$502,701	$39,682	$(529,417)	$1,383,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving Credit facility	$121,750	$—	$—	$—	$121,750
Senior notes issued March 17, 2014, net of debt issuance costs of $1,285	498,715	—	—	—	498,715
Accounts payable	27,027	4,664	6,635	(1,160)	37,166
Accrued and other current liabilities	20,722	13,531	7,789	—	42,042
Intercompany payable	107,122	—	21,580	(128,702)	—
Total current liabilities	775,336	18,195	36,004	(129,862)	699,673

Deferred income taxes and other long-term liabilities	(1,848)	84,670	3,492	—	86,314
Shareholders’ Equity:
Common stock and paid-in capital	311,253	77,951	1,511	(79,462)	311,253
Accumulated other comprehensive loss	(3)	—	467	—	464
Retained earnings	286,018	321,885	(1,792)	(320,093)	286,018
Total shareholders’ equity	597,268	399,836	186	(399,555)	597,735
Total liabilities and shareholders’ equity	$1,370,756	$502,701	$39,682	$(529,417)	$1,383,722

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$47	$1,072	$7,651	$—	$8,770
Short-term investments	64,237	—	—	—	64,237
Accounts receivable – net	90,077	74,886	38,020	(17,004)	185,979
Intercompany receivable	—	126,366	—	(126,366)	—
Inventories of spare parts – net	68,737	9,049	3,095	—	80,881
Prepaid expenses	8,348	1,898	1,229	—	11,475
Income taxes receivable	345	9	917	—	1,271
Total current assets	231,791	213,280	50,912	(143,370)	352,613

Investment in subsidiaries and others	397,301	—	—	(397,301)	—
Property and equipment – net	617,488	284,984	44,293	—	946,765
Restricted investments	12,382	—	14	—	12,396
Other assets	139,754	908	(131,921)	—	8,741
Deferred income tax	—	—	3,309	—	3,309
Goodwill	—	—	61,299	—	61,299
Intangible assets	—	—	16,723	—	16,723
Total assets	$1,398,716	$499,172	$44,629	$(540,671)	$1,401,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,130	$4,636	$21,425	$(17,005)	$37,186
Accrued and other current liabilities	23,147	10,577	8,126	—	41,850
Intercompany payable	113,387	—	12,978	(126,365)	—
Total current liabilities	164,664	15,213	42,529	(143,370)	79,036

Long-term debt	615,994	—	—	—	615,994
Deferred income taxes and other long-term liabilities	5,404	84,300	4,458	—	94,162
Shareholders’ Equity:
Common stock and paid-in capital	309,933	77,951	1,375	(79,326)	309,933
Accumulated other comprehensive loss	(280)	—	—	—	(280)
Retained earnings	303,001	321,708	(3,733)	(317,975)	303,001
Total shareholders’ equity	612,654	399,659	(2,358)	(397,301)	612,654
Total liabilities and shareholders’ equity	$1,398,716	$499,172	$44,629	$(540,671)	$1,401,846

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended March 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$78,092	$58,709	$49,502	$(25,933)	$160,370
Expenses:
Direct expenses	83,997	55,364	42,779	(25,914)	156,226
Selling, general and administrative expenses	8,747	3,167	3,549	(4)	15,459
Total operating expenses	92,744	58,531	46,328	(25,918)	171,685
(Gain) Loss on disposal of assets, net	879	—	—	—	879
Equity in (income) loss of unconsolidated affiliates, net	37	—	—	—	37
Operating (loss) income	(15,568)	178	3,174	(15)	(12,231)
Equity in net income of consolidated subsidiaries	(2,099)	—	—	2,099	—
Interest expense	8,195	1	543	(542)	8,197
Other income, net	305	—	213	527	1,045
	6,401	1	756	2,084	9,242
(Loss) earnings before income taxes	(21,969)	177	2,418	(2,099)	(21,473)
Income tax (benefit) expense	(4,986)	—	496	—	(4,490)
Net (loss) earnings	$(16,983)	$177	$1,922	$(2,099)	$(16,983)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Quarter Ended March 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$74,284	$57,473	$2,861	$—	$134,618
Expenses:
Direct expenses	82,344	52,381	1,788	—	136,513
Selling, general and administrative expenses	10,108	2,887	53	(4)	13,044
Total operating expenses	92,452	55,268	1,841	(4)	149,557
Equity in loss of consolidated affiliate	1,003	—	—	—	1,003
Operating (loss) income	(19,171)	2,205	1,020	4	(15,942)
Equity in net income of consolidated subsidiaries	(2,631)	—	—	2,631	—
Interest expense	8,174	21	—	—	8,195
Other income, net	(1,067)	(1)	—	4	(1,064)
	4,476	20	—	2,635	7,131
(Loss) earnings before income taxes	(23,647)	2,185	1,020	(2,631)	(23,073)
Income tax (benefit) expense	(8,399)	574	—	—	(7,825)
Net (loss) earnings	$(15,248)	$1,611	$1,020	$(2,631)	$(15,248)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended March 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(16,983)	$177	$1,922	$(2,099)	$(16,983)
Unrealized gain on short-term investments	471	—	—	—	471
Currency translation adjustments	—	—	467	—	467
Changes in pension plan asset and benefit obligation	(9)	—	—	—	(9)
Tax effect of the above-listed adjustments	(185)	—	—	—	(185)
Total comprehensive (loss) income	$(16,706)	$177	$2,389	$(2,099)	$(16,239)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the Quarter Ended March 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(15,248)	$1,611	$1,020	$(2,631)	$(15,248)
Unrealized gain on short-term investments	162	—	—	—	162
Changes in pension plan asset and benefit obligations	(1)	—	—	—	(1)
Tax effect of the above-listed adjustments	(58)	—	—	—	(58)
Total comprehensive (loss) income	$(15,145)	$1,611	$1,020	$(2,631)	$(15,145)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended March 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9,764)	$6,141	$2,191	$—	$(1,432)
Investing activities:
Purchase of property and equipment	(5,459)	—	(1,206)	—	(6,665)
Proceeds from asset dispositions	842	—	—	—	842
Purchase of short-term investments	(134,319)	—	—	—	(134,319)
Proceeds from sale of short-term investments	136,259	—	—	—	136,259
Loan	(274)	—	—	—	(274)
Net cash provided by (used in) investing activities	(2,951)	—	(1,206)	—	(4,157)
Financing activities:
Proceeds from line of credit	33,750	—	—	—	33,750
Payments on line of credit	(29,500)	—	—	—	(29,500)
Due to/from affiliate, net	8,472	(6,234)	(2,238)	—	—
Net cash provided by (used in) financing activities	12,722	(6,234)	(2,238)	—	4,250
Increase (decrease) in cash	7	(93)	(1,253)	—	(1,339)
Cash, beginning of period	47	1,072	7,651	—	8,770
Cash, end of period	$54	$979	$6,398	$—	$7,431

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the Quarter Ended March 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(19,332)	$10,678	$401	$—	$(8,253)
Investing activities:
Purchase of property and equipment	(4,738)	—	(51)	—	(4,789)
Purchase of short-term investments	(54,867)	—		—	(54,867)
Proceeds from sale of short-term investments	67,659	—		—	67,659
Payments of deposits on aircraft	(66)	—		—	(66)
Net cash provided by (used in) investing activities	7,988	—	(51)	—	7,937
Financing activities:
Proceeds from line of credit	37,300	—		—	37,300
Payments on line of credit	(35,800)	—		—	(35,800)
Repurchase of common stock	(100)	—		—	(100)
Due to/from affiliate, net	9,959	(10,703)	744	—	—
Net cash provided by (used in) financing activities	11,359	(10,703)	744	—	1,400
Increase in cash	15	(25)	1,094	—	1,084
Cash, beginning of period	36	2,100	460	—	2,596
Cash, end of period	$51	$2,075	$1,554	$—	$3,680

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein.
Overview

As described further in Note 12, we are primarily a provider of helicopter transport services and derive most of our revenue from providing these services to the energy and medical industries. Our consolidated results of operations are principally driven by the following factors:

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

•
Our recent acquisition of the HNZ Offshore Business has increased the scope of our Oil and Gas segment. On December 29, 2017, we acquired the offshore helicopter services business formerly conducted in New Zealand, Australia, the Philippines and Papua New Guinea (the “HNZ Offshore Business”) by HNZ Group, Inc. (“HNZ”). Our consolidated financial statements include the accounts of the HNZ Offshore Business beginning on January 1, 2018. Accordingly, you should consider the impact of our acquisition of the HNZ Offshore Business when comparing our results of operations for the period ending March 31, 2018 to our results for any prior periods.

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 81%, 81%, 74% and 65% of our Air Medical segment revenues for the three months ended March 31, 2018, and the years ended December 31, 2017, 2016 and 2015, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

•
Payor mix and reimbursement rates in our Air Medical segment. Under our independent provider programs, our revenue recognition, net of allowances, during any particular period is dependent upon the rate at which our various types of customers reimburse us for our Air Medical services, which we refer to as our “payor mix.” Reimbursement rates vary among payor types and typically the reimbursement rate of commercial insurers is higher than Medicare, Medicaid, and self-pay reimbursement rates. Moreover, Medicare and Medicaid reimbursement rates have decreased in recent years and our receipt of payments from these programs is subject to various regulatory and appropriations risks discussed in our periodic reports filed with the SEC. Changes during any particular period in our payor mix, reimbursement rates, or uncompensated care rates will have a direct impact on our revenues.

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

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities,

which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers have curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. Although we believe the negative consequences of the market downturn have crested, we cannot assure you of this. For information on the impact of the market downturn on our liquidity, see “- Liquidity and Capital Resources - Cash Flow - Liquidity” below.

Results of Operations
The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarter ended March 31, 2018 and 2017.

	Quarter Ended March 31,		Favorable (Unfavorable)
	2018	2017
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$95,640	$71,731	$23,909
Air Medical	56,988	55,338	1,650
Technical Services	7,742	7,549	193
Total operating revenues, net	160,370	134,618	25,752
Segment direct expenses (1)
Oil and Gas (2)	96,507	81,728	(14,779)
Air Medical	53,832	50,842	(2,990)
Technical Services	5,887	4,946	(941)
Total direct expenses	156,226	137,516	(18,710)
Segment selling, general and administrative expenses
Oil and Gas	4,921	1,720	(3,201)
Air Medical	3,167	2,881	(286)
Technical Services	370	338	(32)
Total selling, general and administrative expenses	8,458	4,939	(3,519)
Total segment direct and selling, general and administrative expenses	164,684	142,455	(22,229)
Net segment (loss) profit
Oil and Gas	(5,788)	(11,717)	5,929
Air Medical	(11)	1,615	(1,626)
Technical Services	1,485	2,265	(780)
Total net segment profit (2)	(4,314)	(7,837)	3,523

Other, net (3)	(1,961)	1,064	(3,025)
Unallocated selling, general and administrative costs (4)	(7,001)	(8,105)	1,104
Interest expense	(8,197)	(8,195)	(2)
(Loss) earnings before income taxes	(21,473)	(23,073)	1,600
Income tax benefit	(4,490)	(7,825)	(3,335)
Net loss	$(16,983)	$(15,248)	$(1,735)

Flight hours:
Oil and Gas	20,889	17,474	3,415
Air Medical (5)	8,831	8,392	439
Technical Services	441	511	(70)
Total	30,161	26,377	3,784

Air Medical Transports (6)	4,399	4,297	102

(1)	Includes Equity in gain/loss of unconsolidated affiliate.

(2)
Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Quarter Ended March 31,
	2018	2017
Total net segment profit	$(4,314)	$(7,837)
Other, net	(1,961)	1,064
Unallocated selling, general and administrative costs	(7,001)	(8,105)
Interest expense	(8,197)	(8,195)
(Loss) before income taxes	$(21,473)	$(23,073)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 2,222 flight hours associated with traditional provider contracts during the first quarter of 2018, compared to 2,297 flight hours in the prior year quarter.

(6)	Represents individual patient transports for the period.

Quarter Ended March 31, 2018 compared with Quarter Ended March 31, 2017

Combined Operations

Operating Revenues - Operating revenues for the three months ended March 31, 2018 were $160.4 million, compared to $134.6 million for the three months ended March 31, 2017, an increase of $25.8 million. Oil and Gas segment operating revenues increased $23.9 million for the three months ended March 31, 2018. As discussed further below, this increase is attributable principally to revenue derived from our newly-acquired HNZ Offshore Business and secondarily from an increase in revenues from our legacy Oil and Gas operations. Air Medical segment operating revenues increased $1.7 million due principally to an increase in revenues from our independent provider operations due to increased patient transports. Technical Services segment operating revenues increased $0.2 million.

Total flight hours for the three months ended March 31, 2018 were 30,161 compared to 26,377 for the three months ended March 31, 2017. Oil and Gas segment flight hours increased 3,415 hours, due to the HNZ Offshore Business and an increase in flight hours for legacy light and heavy aircraft models. Air Medical segment flight hours increased 439 hours for the three months ended March 31, 2018, due to increased flight hours for our independent provider program, partially offset by the decrease in flight hours for traditional provider programs. As discussed further below, individual patient transports in the Air Medical segment were 4,399 for the three months ended March 31, 2018, compared to transports of 4,297 for the three months ended March 31, 2017.

Direct Expenses - Direct operating expense was $156.3 million for the three months ended March 31, 2018, compared to $137.5 million for the three months ended March 31, 2017, an increase of $18.7 million, or 13.6%. Employee compensation expense increased $7.4 million primarily due to our recent acquisition of the HNZ Offshore Business. Employee compensation expense represented approximately 45% and 47% of total direct expense for the quarters ended March 31, 2018 and 2017, respectively. We experienced an increase in aircraft warranty costs of $5.4 million as a result of increased flight hours for our heavy aircraft in our international operations, and the addition of a new warranty program for our medium aircraft at the beginning of 2018. Spare parts and repair expense increased by $5.1 million and fuel expenses increased by $2.0 million, in each case principally due to our expanded international operations. Other items decreased $1.2 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $15.4 million for the three months ended March 31, 2018, compared to $13.0 million for the three months ended March 31, 2017. The $2.4 million increase was principally attributable to a $1.2 million increase in salaries and services due to our recent HNZ acquisition, a $0.8 million increase in equity-based compensation expense and a $0.3 increase in travel cost. Other items increased $0.1 million, net.

Loss/Gain on Disposal of Assets, Net - The loss on asset dispositions for the three months ended March 31, 2018 was $0.9 million. See Note 8. For the three months ended March 31, 2017, we recorded no gains or losses on asset dispositions.

Equity in (Income) Loss of Unconsolidated Affiliate - Equity in the loss of our unconsolidated affiliates attributable to our investment in a Ghanaian entity was less than $0.1 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. See Note 13.

Interest Expense - Interest expense was $8.2 million for each of the three months ended March 31, 2017 and 2018.

Other Loss (Income) - Other loss, net was $1.0 million for the three months ended March 31, 2018 compared to other income, net of $1.1 million for the same period in 2017. Interest income decreased $0.8 million due to lower investment balances. Exchange losses increased $0.8 million. Losses on sales of investments were $0.6 million. Other items increased $0.1 million, net.

Income Tax benefit - Income tax benefit for the three months ended March 31, 2018 was $4.5 million compared to income tax benefit of $7.8 million for the three months ended March 31, 2017. Our $4.5 million income tax benefit for the three months ended March 31, 2018 is attributable to our net loss from operations of $21.5 million. Our effective tax rate was 20.9% and 34.0% for the three months ended March 31, 2018 and March 31, 2017. The decrease in the effective rate for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily the result of the reduction in the federal corporate income tax rate from 35% to 21% that became effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act that was enacted in December 2017.

Net Loss - Net loss for the three months ended March 31, 2018 was $17.0 million compared to net loss of $15.2 million for the three months ended March 31, 2017. Loss before income taxes for the three months ended March 31, 2018 was $21.5 million compared to loss before income taxes of $23.1 million for the same period in 2017. Loss per diluted share was $1.07 for the current quarter compared to loss per diluted share of $0.97 for the prior year quarter. The decrease in loss before income taxes for the quarter ended March 31, 2018 is attributable principally to the improved performance of our Oil and Gas segment, as discussed further below. We had 15.8 million, and 15.7 million weighted average diluted common shares outstanding for the quarter ended March 31, 2018 and 2017, respectively.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $95.6 million for the three months ended March 31, 2018, compared to $71.7 million for the three months ended March 31, 2017. Of this $23.9 million increase, $28.5 million was attributable to revenues derived from our newly-acquired HNZ Offshore Business, and the remainder was attributable to a decrease in revenues from our legacy Gulf of Mexico offshore aircraft, partially offset by an increase in revenues from our legacy international aircraft. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 20,889 for the most recently completed quarter compared to 17,474 for the same quarter in the prior year. Of this increase of 3,415 flight hours, 1,934 hours were attributable to our newly-acquired HNZ operations and the reminder to higher utilization rates of our light and heavy legacy aircraft.

The number of aircraft available for use in the segment was 130 at March 31, 2018, compared to 131 at March 31, 2017. We terminated leases of two heavy aircrafts and disposed of seven medium aircraft and one fixed wing aircraft in the Oil and Gas segment since March 31, 2017. We added 9 medium and 2 light aircraft in the Oil and Gas segment since March 31, 2017, principally as a result of our acquisition of the HNZ Offshore Business.

Direct expense in our Oil and Gas segment was $96.5 million for the three months ended March 31, 2018, compared to $81.7 million for the three months ended March 31, 2017, an increase of $14.8 million. We experienced an increase in aircraft warranty costs of $5.2 million as a result of increased flight hours for our heavy aircraft and the addition of a new warranty program for our medium aircraft. Salaries and wages increased by $7.5 million due to our recent HNZ acquisition. Fuel expense increased $1.4 million and other items increased $0.7 million, net, in each case principally due to our expanded international operations.

Selling, general and administrative segment expenses were $4.9 million for the three months ended March 31, 2018 and $1.7 million for the three months ended March 31, 2017. The $3.2 million increase is mainly attributable to an increase in salaries and wages due to our newly-acquired HNZ international operations.

Oil and Gas segment loss was $5.8 million for the three months ended March 31, 2018, compared to a loss of $11.7 million for the three months ended March 31, 2017. The $5.9 million decrease in segment loss is attributable to a $23.9 million increase in segment revenues, partially offset by $18.0 million increase in aggregate segment expenses.

Air Medical - Air Medical segment revenues were $57.0 million for the three months ended March 31, 2018, compared to $55.3 million for the three months ended March 31, 2017. This increase of $1.7 million is primarily attributable to an increase in the independent provider program revenue of $1.2 million and traditional provider program revenue of $0.5 million. Patient transports were 4,399 for the three months ended March 31, 2018, compared to 4,297 for the same period in the prior year.

The number of aircraft available for use in the segment was 106 at March 31, 2018 compared to 104 at March 31, 2017. Since March 31, 2017 our Air Medical segment added one medium and one light aircraft. We disposed of one light aircraft in the Air Medical segment since March 31, 2017.

Direct expense in our Air Medical segment was $53.8 million for the three months ended March 31, 2018, compared to $50.8 million for the three months ended March 31, 2017, an increase of $3.0 million. Employee compensation costs increased $3.2 million due to increased labor costs period over period. Fuel cost increased $0.3 million primarily due to increased flight volume. Other items decreased $0.5 million, net.

Selling, general and administrative segment expenses were $3.2 million for the three months ended March 31, 2018 and $2.9 million for the three months ended March 31, 2017. The increase is associated with increased contracted labor costs.

Air Medical segment loss was less than $0.1 million for the three months ended March 31, 2018, compared to a segment profit of $1.6 million for the three months ended March 31, 2017. The $1.6 million decrease in profit is primarily attributable to the increased expenses described above.

Technical Services - Technical Services segment revenues were $7.7 million for the three months ended March 31, 2018, compared to $7.5 million for the three months ended March 31, 2017. The $0.2 million increase in revenue is due primarily to an increase in revenue from our Antarctica and Helipass operations and parts sales, partially offset by a decrease in revenue provided to a third party customer whose service requirements typically vary from period to period. Direct expenses increased $0.9 million compared to the prior year three month period, principally due to the increase in our Antarctica and Helipass operations described above. Technical Services segment earnings was $1.5 million for the three months ended March 31, 2018, compared to segment earnings of $2.3 million for the three months ended March 31, 2017.

For additional information on our segments, see Note 12
Liquidity and Capital Resources

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

Historical Cash and Cash Flow Information

Liquidity - Our cash position was $7.4 million at March 31, 2018, compared to $8.8 million at December 31, 2017. Short-term investments were $62.0 million at March 31, 2018, compared to $64.2 million at December 31, 2017. We also had $12.4 million in restricted investments at March 31, 2018 and December 31, 2017, respectively, securing outstanding letters of credit and a bond for foreign operations.

Recently, our liquidity and ability to comply with our debt covenants have been negatively impacted by several factors, including:

•	the prolonged slowdown in exploration and production activity by the customers in our Oil and Gas segment;

•	our leverage; and

•	our use of over $130 million of our short-term investments to fund our acquisition of the HNZ Offshore Business in late 2017.

As discussed further below under “- Short-Term Debt,” beginning in the third quarter of 2016, we have on several occasions sought and received concessions from our revolving credit facility lenders to enable us to remain in compliance with various financial covenants. The most recent of these concessions was granted in the first quarter of 2018, when these lenders granted us a waiver for the period ending March 31, 2018 from the requirement to maintain a 2 to 1 ratio of current assets to current liabilities.

Our revolving credit facility indebtedness matures on March 7, 2019 and our outstanding senior notes mature on March 15, 2019. As of March 31, 2018, all of this indebtedness was due within one year, which under GAAP necessitated us classifying all such indebtedness as current liabilities on our accompanying balance sheet as of such date. Consequently, as of March 31, 2018, we had (i) total current liabilities of $699.7 million, of which $620.5 million was indebtedness classified as long-term debt at December 31, 2017, and (ii) total current assets of $345.4 million.

In late 2017, we retained advisors to begin assisting us in evaluating alternatives to refinance our outstanding indebtedness. In February 2018, following the completion of our acquisition of the HNZ Offshore Business in December 2017, we continued our exploration of refinancing alternatives, including a broad assessment of interest rates and other prevailing conditions in the capital markets. During the first quarter of 2018, we explored several alternatives but deferred taking action until management could more fully evaluate additional potential refinancing opportunities. Based on our analysis to date, we plan during the second quarter of 2018 to refinance our outstanding senior notes and to replace our current revolving credit facility with either an extended facility with our current group of revolving credit lenders or a new facility with a new group of lenders. If successful, we anticipate that these efforts will substantially reduce the level of our current indebtedness and strengthen our ability to comply with the financial covenants in our new or extended debt arrangements.

Based on our discussions to date with our advisors and current market conditions, we believe it is likely that we can attain these goals. Nonetheless, because our plans have not been finalized, and therefore are not within our control, these plans cannot be considered to be probable of occurring within the meaning of ASU 2014-15. Consequently, these conditions in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included herein are filed.

For additional information about ASU 2014-15, see Note 5. For additional information about the uncertainties and risks of our refinancing plans, see Item 1A of Part II of this report.

Operating Activities - Net cash used in operating activities was $1.4 million for the three months ended March 31, 2018, compared to net cash used of $8.3 million for the same period in 2017, a decrease of $6.9 million. A decrease in net loss adjusted for the non-cash items accounted for a $5.9 million decrease in cash used in operations. The remaining $1.0 million of the increase in cash flow from operations is related to changes in operating assets and liabilities.

Investing Activities - Net cash used in investing activities was $4.2 million for the three months ended March 31, 2018, compared to cash provided by investing activities of $7.9 million for the same period in 2017. Net purchases of short-term investments used $1.9 million of cash during the three months ended March 31, 2018, compared to $12.8 million provided by net sales in the comparable prior year period. Gross proceeds from asset dispositions were $0.8 million during the three months of 2018, compared to none for the same period in 2017. Capital expenditures were $6.7 million for the three months ended March 31, 2018, compared to $4.8 million for the same period in 2017.

Financing Activities - Financing activities during the three months ended March 31, 2018 included net borrowings of $4.3 million on our revolving credit facility. Financing activities during the first quarter of 2017 included net borrowings of $1.5 million under our revolving credit facility and $0.1 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of our employees.

For additional information on our cash flows, see our condensed consolidated statements of cash flows included in Item 1 of Part I of this report.

Debt - As of March 31, 2018, we owed $621.5 million under our total short-term debt, consisting of $500.0 million principal amount of 5.25% Senior Secured Notes due March 15, 2019 (excluding debt issuance costs) and $121.5 million borrowed under our revolving credit facility.

Revolving Credit Facility - We have an amended and restated revolving credit facility (our “revolving credit facility”) matures on March 7, 2019. Under our revolving credit facility, we can borrow up to $130.0 million at floating interest rates based on the London Interbank Offered Rate (as defined in our revolving credit facility), plus 275 basis points. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the revolving credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1to 1 if our short-term investments fall below $150.0 million, and consolidated net worth of at least $500.0 million (with all such terms or amounts as defined in or determined under the revolving credit facility). Borrowings under our revolving credit facility are secured on a first-priority basis by our inventory, spare parts and accounts receivable.

During the fourth quarter of 2017, we amended our revolving credit facility to (i) extend the maturity date of the line of credit from October 1, 2018 to March 7, 2019, (ii) decrease the revolving line of credit from $150.0 million to $130.0 million, (iii) limit extensions of credit under the revolving line of credit to a borrowing base calculated periodically based on specified percentages of the value of eligible accounts and eligible inventory and the value of certain short-term investments, and (iv) effect the fixed-charge coverage ratio waivers noted in the next paragraph. The amendment also amended certain specified interest rates and various covenants including amendments that change the fixed charge coverage ratio from 1.10 to 1.00 to 1.00 to 1.00, calculated on a quarterly basis, change the Company’s required consolidated net worth from $450.0 million to $500.0 million, and permit debt in an aggregate principal amount not to exceed $5.0 million to accommodate an international working capital line of credit.

During the third quarter of 2016, our revolving credit facility lenders agreed to amend our financial covenants to alleviate concerns about our future ability to remain in compliance with a requirement to maintain a fixed charge coverage ratio of 1 to 1. Specifically, the lenders agreed to test compliance with this ratio requirement only if at the end of any quarter our short-term investments were below $150 million. In the fourth quarter of 2017, these lenders waived our obligation to comply with our amended fixed charge coverage requirement for the fiscal quarters ending on December 31, 2017 and March 31, 2018. As of March 31, 2018, our short-term investments were $62.0 million. We currently expect to have less than $150.0 million of short-term investments as of June 30, 2018, but do anticipate attaining the required 1 to 1 fixed charge coverage ratio at such time. We also currently expect to reduce our current liabilities by refinancing or restructuring our currently outstanding revolving credit and senior note indebtedness, which would enable us to meet our requirement to maintain a consolidated working capital ratio of at least 2 to 1 as of June 30, 2018. We cannot, however, provide any assurances to these effects, nor can we assure you that we will be able to comply in future quarters with all of the financial covenants in our then-existing debt agreements. For additional information, see Item 1A of Part II of this report.

At March 31, 2018, we had $121.5 million in borrowings under our revolving credit facility. At the same date in 2017, we had $135.5 million in borrowings under our revolving credit facility. We also have outstanding letters of credit for $7.6 million issued under our revolving credit facility that reduces the amount we can borrow under that facility.

Other - We maintain a separate letter of credit facility described in Note 5 that had $12.4 million letters of credit outstanding at March 31, 2018 and December 31, 2017.

For additional information on our senior notes and letters of credit, see Note 5.
Contractual Obligations

The table below sets out our contractual obligations as of March 31, 2018, related to our aircraft and other operating lease obligations, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheets included in this report. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. As noted in Note 5, we believe we were in compliance with the covenants applicable to these contractual obligations as of March 31, 2018. As of March 31, 2018, we leased 19 aircraft included in the lease obligations data below.

		Payment Due by Year
	Total	2018 (1)	2019	2020	2021	2022	Beyond 2022
		Thousands of dollars
Aircraft lease obligations	$168,420	$26,662	$31,245	$27,406	$27,272	$26,758	$29,077
Other lease obligations	25,896	6,904	4,362	3,122	1,639	362	9,507
Debt (2)	621,500	—	621,500	—	—		—
Senior notes interest (2)	26,250	13,125	13,125	—	—		—
	$842,066	$46,691	$670,232	$30,528	$28,911	$27,120	$38,584

(1)	Payments due during the last nine months of 2018 only.

(2)
“Debt” reflects the principal amount of debt due under our outstanding senior notes and our revolving credit facility, whereas “senior notes interest” reflects interest accrued under our senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future payment or refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of March 31, 2018 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

As of March 31, 2018, we had options to purchase aircraft under leases becoming exercisable in 2018 through 2020. The aggregate option purchase prices are $127.0 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise the 2018 purchase options, unless opportunistic conditions arise.

We intend to fund the above-described contractual obligations and any exercised purchase options through a combination of cash on hand, cash flow from operations, borrowings under our revolving credit facility, refinancing transactions or sale-leaseback transactions.

For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $118.2 million weighted average loan balance during the three months ended March 31, 2018, a 10% increase (0.4436%) in interest rates would have reduced our annual pre-tax earnings approximately $0.5 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At March 31, 2018, the market value of the notes was approximately $490.6 million, based on quoted market prices. See Note 4.

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

As previously disclosed, we still intend to extend our above-described internal control oversight and monitoring processes to cover our newly-acquired HNZ operations by the end of 2018.

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

Item 1A. RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see (i) Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the future in the normal course of business. Recently, our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by several factors, including the prolonged slowdown in exploration and production activity by the customers in our Oil and Gas segment, by our leverage and by our use of cash equivalents to fund our acquisition of the HNZ Offshore Borrower in late 2017. As of March 31, 2018, all of our revolving credit indebtedness (which matures on March 7, 2019) and all of our senior note indebtedness (which matures on March 15, 2019) was due within less than one year, which under GAAP necessitated classifying all such indebtedness as current liabilities on our accompanying balance sheet as of such date. Consequently, as of March 31, 2018, we had (i) total current liabilities of $699.4 million, of which $621.5 million was indebtedness classified as long-term debt at December 31, 2017, and (ii) total current assets of $346.3 million. As discussed elsewhere herein, we have also been required on several occasions since 2016 to receive concessions from our revolving credit facility lenders to enable us to remain in compliance with various financial covenants.

As noted elsewhere herein, we believe it is likely that we can extend or refinance our revolving credit facility indebtedness and refinance our outstanding senior notes, in each case before they become due. Nonetheless, our plans to do so are subject to market conditions and other contingencies not within our control, and we therefore cannot provide any assurances to this effect. Failure to satisfy any of the financial covenants in our revolving credit facility could cause us to suffer an event of default, which could, among other things, accelerate our obligations under such facility or preclude us from making future borrowings thereunder. Moreover, in some cases any breach of these covenants or any other default under our revolving credit facility may create an event of default under our outstanding senior notes, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such notes (even though we may otherwise be in compliance with our obligations under those notes and the associated indenture). Our revolving credit facility includes a similar cross-default provision. Thus, an event of default under either our revolving credit facility or senior notes, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under the other. If we were to default under our debt obligations, we cannot assure you that we would be able to borrow or otherwise obtain enough cash to repay the accelerated indebtedness. These conditions in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included herein are filed.

For additional information on the above-referenced accounting standards and our plans to refinance or restructure our debt, see Note 5 of the financial statements included under Item 1 of Part I of this report and the discussion included in Item 2 of Part I of this report, respectively.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the first quarter of 2018, we withheld from employees and canceled 4,158 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
March 1, 2018 - March 31, 2018	4,158	$10.43

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.    MINE SAFETY DISCLOSURES
None.

Item 5.    OTHER INFORMATION

At PHI's annual meeting of shareholders on May 1, 2018, for which proxies were not solicited, the board of directors that was nominated, as described in the Company's Information Statement filed with the SEC on April 10, 2018 (the "Information Statement"), was elected in its entirety, with 2,060,905 votes in favor of each director, and zero votes withheld or abstaining. The ratification of the appointment of Deloitte & Touche as PHI's independent registered public accounting firm for the fiscal year ending December 31, 2018 was approved with 2,060,905 votes in favor, and zero votes against or abstaining.

 Item 6.    EXHIBITS
(a)Exhibits

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

4.8	Form of 5.25% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to PHI’s Report on Form 8-K filed on March 17, 2014).

10.1†	Second Amended and Restated PHI Inc. Long-Term Incentive Plan (incorporated by reference to Appendix A to PHI’s Information Statement on Schedule 14C filed April 12, 2017).

10.2	PHI Commitment Letter by and between the Company and Alberta ULC 2075568

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
† Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

May 4, 2018	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 4, 2018	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer