Form 10-Q
period 2018-06-30
PHI INC
filed 2018-08-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________
 FORM 10-Q
___________________________________________________________

 ☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).                                                      Yes:  ☐    No:  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,905,525 shares

PHI, INC.
Index – Form 10-Q

Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statement are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$5,852	$8,770
Short-term investments	60,317	64,237
Accounts receivable – net
Trade	173,324	168,153
Other	21,008	17,826
Inventories of spare parts – net	77,747	80,881
Prepaid expenses	13,150	11,475
Income taxes receivable	623	1,271
Total current assets	352,021	352,613
Property and equipment – net	933,583	946,765
Restricted cash and investments	12,076	12,396
Other assets	9,605	8,741
Deferred income taxes	3,237	3,309
Goodwill	61,299	61,299
Intangibles	15,946	16,723
Total assets	$1,387,767	$1,401,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Revolving Credit Facility	$122,220	$—
Senior Notes issued March 17, 2014, net of debt issuance costs of $1,229	498,771	—
Accounts payable	50,645	37,186
Accrued and other current liabilities	40,626	41,850
Total current liabilities	712,262	79,036
Long-term debt:
Revolving credit facility	—	117,500
Senior Notes issued March 17, 2014, net of debt issuance costs of $1,506	—	498,494
Deferred income taxes	78,605	86,005
Other long-term liabilities	5,335	8,157
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	291	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,905,525 and 12,897,614 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,291	1,289
Additional paid-in capital	310,433	308,353
Accumulated other comprehensive income (loss)	624	(280)
Retained earnings	278,926	303,001
Total shareholders’ equity	591,565	612,654
Total liabilities and shareholders’ equity	$1,387,767	$1,401,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues, net	$169,243	$146,424	$329,607	$281,042
Expenses:
Direct expenses	155,083	126,951	311,309	263,464
Selling, general and administrative expenses	14,485	14,247	29,944	27,290
Total operating expenses	169,568	141,198	341,253	290,754
(Gain) loss on disposal of assets	(171)	7	708	7
Equity in (gain) loss of unconsolidated affiliate, net	(81)	991	(45)	1,994
Operating (loss) income	(73)	4,228	(12,309)	(11,713)
Interest expense	8,340	8,083	16,537	16,278
Other loss (income) – net	364	(705)	1,404	(1,768)
	8,704	7,378	17,941	14,510
Loss before income taxes	(8,777)	(3,150)	(30,250)	(26,223)
Income tax (benefit) expense	(1,684)	123	(6,175)	(7,702)
Net loss	$(7,093)	$(3,273)	$(24,075)	$(18,521)
Weighted average shares outstanding:
Basic	15,806	15,716	15,806	15,716
Diluted	15,806	15,716	15,806	15,716
Net loss per share:
Basic	$(0.45)	$(0.21)	$(1.52)	$(1.18)
Diluted	$(0.45)	$(0.21)	$(1.52)	$(1.18)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(7,093)	$(3,273)	$(24,075)	$(18,521)
Unrealized gain on short-term investments	(107)	167	363	329
Currency translation adjustments	160	—	627	—
Changes in pension plan assets and benefit obligations	7	23	(1)	22
Tax effect of the above-listed adjustments	100	(68)	(85)	(127)
Total comprehensive loss	$(6,933)	$(3,151)	$(23,171)	$(18,297)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778
Net loss	—	—	—	—	—	—	(18,521)	(18,521)
Unrealized gain on short-term investments	—	—	—	—	—	210	—	210
Changes in pension plan assets and benefit obligations	—	—	—	—	—	14	—	14
Amortization of unearned stock-based compensation	—	—	—	—	1,816	—	—	1,816
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	134	13	—	—	—	13
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(21)	(2)	(275)	—	—	(277)
Retirement of treasury stock	—	—	—	—	—	—	1,028	1,028
Balance at June 30, 2017	2,906	$291	12,892	$1,289	$305,787	$(254)	$276,948	$584,061

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	ShareHolders' Equity
Balance at December 31, 2017	2,906	$291	12,897	$1,289	$308,353	$(280)	$303,001	$612,654
Net loss	—	—	—	—	—	—	(24,075)	(24,075)
Unrealized gain on short-term investments	—	—	—	—	—	278	—	278
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	2,132	—	—	2,132
Currency translation adjustment	—	—	—	—	—	627	—	627
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	9	2	(2)	—	—	—
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	—	—	(50)	—	—	(50)
Balance at June 30, 2018	2,906	$291	12,906	$1,291	$310,433	$624	$278,926	$591,565
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(24,075)	$(18,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,598	34,011
Deferred income taxes	(7,446)	(7,791)
Loss (gain) on asset dispositions	708	7
Equity in loss of unconsolidated affiliate, net	(45)	1,994
Inventory valuation reserves	3,308	2,214
Changes in operating assets and liabilities	(5,638)	(19,863)
Net cash provided by (used in) operating activities	5,410	(7,949)
Investing activities:
Purchase of property and equipment	(18,098)	(43,892)
Proceeds from asset dispositions	1,453	17
Purchase of short-term investments	(260,996)	(134,518)
Proceeds from sale of short-term investments	264,918	187,217
Payment of deposits on aircraft	—	(110)
Loan to unconsolidated affiliate	(274)	—
Net cash (used in) provided by investing activities	(12,997)	8,714
Financing activities:
Proceeds from line of credit	34,295	66,525
Payments on line of credit	(29,575)	(67,300)
Repurchase of common stock	(51)	(263)
Net cash provided by (used in) financing activities	4,669	(1,038)
Decrease in cash	(2,918)	(273)
Cash, beginning of period	8,770	2,596
Cash, end of period	$5,852	$2,323
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$15,755	$15,250
Income taxes	$813	$1,131
Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$272	$15
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

Going Concern - The financial statements accompanying this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplates our continuation as a going concern. For the reasons described in Note 5, the classification of our indebtedness as current liabilities due within one year and other conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements accompanying this Quarterly Report are filed.

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
In general, we recognize revenue when a service or good is sold to a customer and there is a contract. At contract inception, we assess the goods and services promised in our contracts with customers and identify all performance obligations for each distinct promise that transfers a good or service (or bundle of goods or services) to the customer. To identify the performance obligations, we consider all goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Revenue is recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price has been determined and allocated to the performed performance obligations and we have determined that collection has occurred or is probable of occurring.
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
Revenue Recognition Oil & Gas - The Company provides helicopter services to oil and gas customers operating in the Gulf of Mexico and a number of foreign countries. Revenues are recognized when performance obligations are satisfied over time in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered.
Revenue Recognition Air Medical - The Company provides helicopter services to hospitals and emergency service providers in several U.S. states, and individuals, in which case the Company is paid by either a commercial insurance company, federal or state agency, or the patient. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Revenues related to the independent provider model services are recorded in the period in which we satisfy our performance obligations under contracts by providing our services to our customers based upon established billing rates net of contractual allowances under agreements with third party payors and net of uncompensated care allowances. These amounts are due from patients, third-party payors (including health insurers and government programs), and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.

Generally, the Company bills the patients and third-party payors several days after the services are performed. Revenues generated under the traditional provider model are recognized as performance obligations are satisfied over time in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled in exchange for services rendered.
Performance Obligations Oil & Gas - A performance obligation arises under contracts with customers to render services and is the unit of account under ASC 606.  Operating revenue from our Oil and Gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which are competitively bid. A small portion of our Oil and Gas segment revenue is derived from providing services on an "ad-hoc" basis. Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination by the customers), with payment in U.S. dollars. The Company accounts for services rendered separately if they are distinct and the services are separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. The nature of our variable charges within our flight services contracts are not effective until a customer-initiated flight order and the actual hours flown are determined; therefore, the associated flight revenue generally cannot be reasonably and reliably estimated before hand. A contract’s standalone selling prices are determined based upon the prices that the Company charges for its services rendered.  The majority of the Company’s revenue is recognized as performance obligations are satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less.  The Company typically invoices customers on a monthly basis with the term between invoicing and when the payment is due typically between 30 and 60 days.
Performance Obligations Air Medical - Performance obligations are determined based upon the nature of the services provided. Under the independent provider model, we measure the performance obligation from the moment the patient is loaded into the aircraft until it reaches its destination. Under this model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by private insurance, Medicaid or Medicare, or directly by transported patients who self-pay. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patients receiving air medical services when: (1) services are provided; and (2) we do not believe the patient requires additional services. For the independent provider model, we determine the transaction price based upon gross charges for services provided reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with Company policy, and/or implicit price concessions provided to uninsured patients. We determine estimates of contractual adjustments and discounts based upon contractual agreements, our discount policy, and historical experience. We determine our estimate of implicit price concessions based upon our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups, rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.
Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded or renewed through competitive bidding. As a traditional provider, we typically bill a fixed monthly rate for aircraft availability and an hourly rate for flight time. For each of these types of helicopter services, we have determined that each has a single distinct performance obligation. Traditional provider models services include fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. The variable charges within the contracts are not effective until the customer initiates a flight order and the actual hours flown are determined; therefore, the associated revenue generally cannot be reasonably and reliably estimated beforehand. For the traditional provider model, we determine the transaction price based upon standard charges for goods and services provided.

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

As of June 30, 3018 and December 31, 2017, receivables related to Oil and Gas segment were $110.1 million and $106.8 million, Air Medical segment were $82.7 million and $74.4 million and Technical Services segment were $1.5 million and $4.8 million, respectively. Contract assets and contract liabilities were immaterial as of June 30, 2018. Our contracts typically include termination clauses that allow both parties to terminate existing contracts with a 30 to 180 day notice period.

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
The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Service Revenue
Oil & Gas	$97,068	$74,668	$192,702	$146,399
Air Medical	67,151	67,222	124,139	122,559
Technical Services	5,024	4,534	12,766	12,084
Total Services	$169,243	$146,424	$329,607	$281,042

Air Medical Revenue
Traditional provider model	$12,085	$12,140	$23,956	$23,610
Independent provider model	55,066	55,082	100,183	98,949
Total Air Medicals Revenues	$67,151	$67,222	$124,139	$122,559

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for periods beginning on or after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 effective January 1, 2018. The Company will perform goodwill impairment testing under the new standard annually as of October 1st or when events or changes in circumstances indicate that a potential impairment exist.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which significantly reformed the U.S. Internal Revenue Code (the “Code”). The Tax Act, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Following the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 - "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Tax Act. However, the Company remeasured its net deferred tax liability at December 31, 2017 and provisionally recognized a net benefit of $49.2 million in its consolidated statement of operations for the year ended December 31, 2017.  As of June 30, 2018, the Company has not completed its accounting for the tax effects of the Tax Act. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to changes to its current provisional estimates.  The Company’s estimates may be affected by a wide variety of factors, including additional regulatory guidance issued with respect to the Tax Act.  Any adjustments to the provisional amounts will be recognized as a component of income tax in the period in which the adjustments are determined. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the 3rd quarter of 2018.
New Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The Company has formed an implementation team that is inventorying leases under ASC 840 and contracts which may be leases under ASC 842, and evaluating the impact that adoption of this guidance will have on the Company’s financial statements, which includes monitoring industry specific developments including recent exposure drafts issued by the FASB. Based on our lease portfolio as of June 30, 2018, we expect the adoption of this standard will result in a material change to our consolidated assets and liabilities. We plan to adopt this standard beginning January 1, 2019.
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
Investments consisted of the following as of June 30, 2018:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$72,393	$—	$—	$72,393
Deferred compensation plan assets included in other assets	823	—	—	823
Total	$73,216	$—	$—	$73,216

Investments consisted of the following as of December 31, 2017:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$—	$—	$5,601
U.S. government agencies	7,501	—	(34)	7,467
Corporate bonds and notes	63,880	—	(330)	63,550
Subtotal	76,982	—	(364)	76,618
Deferred compensation plan assets included in other assets	2,685	—	—	2,685
Total	$79,667	$—	$(364)	$79,303

At June 30, 2018 and December 31, 2017, we classified $12.1 million and $12.4 million of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as restricted cash and investments, as they are securing outstanding letters of credit and a bond relating to foreign operations with maturities beyond one year.
The following table presents the cost and fair value of our debt investments based on maturities as of:

	June 30, 2018		December 31, 2017
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$—	$—	$31,348	$31,254
Due within two years	—	—	40,032	39,763
Total	$—	$—	$71,380	$71,017

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	June 30, 2018		December 31, 2017
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
U.S. Government agencies	—	0	1.370	370
Corporate bonds and notes	—	0	1.766	392

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	June 30, 2018		December 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$—	$—	$5,472	$(28)
Corporate bonds and notes	—	—	44,069	(271)
Total	$—	$—	$49,541	$(299)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	June 30, 2018		December 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$—	$—	$1,994	$(6)
Corporate bonds and notes	—	—	19,482	(59)
Total	$—	$—	$21,476	$(65)
From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we typically do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at June 30, 2018 or December 31, 2017. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

3. VALUATION ACCOUNTS
We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $7.3 million and $7.2 million at June 30, 2018, and December 31, 2017, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $118.4 million and $117.8 million as of June 30, 2018 and December 31, 2017, respectively. The allowance for uncompensated care was $59.6 million and $52.5 million as of June 30, 2018 and December 31, 2017, respectively.
Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $1.7 million and $2.0 million for the quarters ended June 30, 2018 and 2017, respectively. The value of these services was $3.3 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively. The estimated cost of providing charity services was $0.4 million for the quarters ended June 30, 2018 and 2017. The estimated cost of providing charity services was $0.8 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.
The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) as of the dates listed below was as follows:

	June 30, 2018	December 31, 2017
Allowance for Contractual Discounts	50%	53%
Allowance for Uncompensated Care	25%	24%
We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $22.7 million and $20.9 million at June 30, 2018 and December 31, 2017, respectively.
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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		June 30, 2018
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$72,393	$72,393	$—
Deferred compensation plan assets	823	823	—
Total	$73,216	$73,216	$—

		December 31, 2017
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$5,601	$—
U.S. government agencies	7,467	—	7,467
Corporate bonds and notes	63,550	—	63,550
	76,618	5,601	71,017
Deferred compensation plan assets	2,685	2,685	—
Total	$79,303	$8,286	$71,017

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
Cash, accounts receivable, accounts payable and accrued liabilities, and our revolving credit facility debt all had fair values approximating their carrying amounts at June 30, 2018 and December 31, 2017. Our determination of the estimated fair value of our 5.25% Senior Notes due 2019 is derived using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes due 2019, based on quoted market prices, was $490.0 million and $499.2 million at June 30, 2018 and December 31, 2017, respectively.

5. DEBT
Listed below is information regarding our indebtedness, all of which was classified as short-term debt on our balance sheet as of June 30, 2018 and as long-term debt on our balance sheet as of December 31, 2017:

	June 30, 2018		December 31, 2017
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$1,229	$500,000	$1,506
Revolving Credit Facility due March 7, 2019 with a group of commercial banks, interest payable at variable rates	122,220	—	117,500	—
Total indebtedness	$622,220	$1,229	$617,500	$1,506
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
Revolving Credit Facility – Our amended and restated revolving credit facility (our “revolving credit facility”) matures on March 7, 2019. Under this facility, we can borrow up to $130.0 million at floating interest rates based on either the London Interbank Offered Rate plus 275 basis points or the prime rate (each as defined in this facility), at our option. This facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under this facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1 to 1 if our short term investments fall below $150.0 million, and consolidated net worth of at least $500.0 million (with all such terms or amounts as defined in or determined under this facility). Borrowings under our revolving credit facility are secured on a first-priority basis by our inventory, spare parts and accounts receivable.
Effective as of June 30, 2018, we once again received a waiver of our consolidated working capital ratio for the quarter then ended. As of June 30, 2018, we were in compliance with the remaining covenants. For information about other recent amendments or waivers relating to our revolving credit facility, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Letter of Credit Facility - We maintain a separate letter of credit facility that had $12.1 million in letters of credit outstanding at June 30, 2018 and $12.4 million at December 31, 2017. We have letters of credit securing our workers compensation policies and a traditional provider contract.
We also have outstanding a letters of credit for $7.7 million issued under our $130.0 million credit facility that reduces the amount we can borrow under that facility. The letters of credit were issued to guaranty our performance under an international contract that was awarded in late 2017 and an air medical license.
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
Liquidity - Our revolving credit facility indebtedness matures on March 7, 2019 and our outstanding senior notes mature on March 15, 2019. As such, all of our outstanding revolving credit and senior note indebtedness is now due within less than one year. Beginning with our consolidated financial statements as of and for the quarter ended March 31, 2018, we have been required to classify under GAAP all such indebtedness as current liabilities on our consolidated balance sheets. This in turn has caused our current liabilities to exceed our current assets, and has necessitated us receiving two successive short-term waivers of the working capital ratio covenant in our revolving credit facility.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (the "Standard"). Under the Standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued. Under the Standard, substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within this one year period. This evaluation initially must be undertaken without considering the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this initial determination, management must evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about an entity’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered under the Standard if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period. Generally, to be considered probable of being effectively implemented, the plans must have been approved before the date that the financial statements are issued. PHI’s accompanying financial statements have been prepared in conformity with GAAP, which contemplates PHI’s continuation as a going concern.
Based on our discussions to date with our advisors and current market conditions, we plan to pursue several alternatives to refinance our short-term indebtedness. Nonetheless, because our plans to refinance our debt have not been finalized, and therefore not within our control, these plans cannot be considered probable. Consequently, in accordance with the Standard, these conditions in the aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date the accompanying financial statements are filed. For additional information about our prior and current refinancing plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

6. EARNINGS PER SHARE
The components of basic and diluted earnings per share for the quarter and six months ended June 30, 2018 and 2017 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,806	15,716	15,806	15,716
Dilutive effect of unvested restricted stock units	—	—	—	—
Weighted average outstanding shares of common stock, diluted (1)	15,806	15,716	15,806	15,716

(1)
For the quarter ended June 30, 2018 and 2017, 425,317 and 438,812 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively, as they were anti-dilutive to earnings per share. For the six months ended June 30, 2018 and 2017, 14,258 and 438,812 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION
We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the quarter and six months ended June 30, 2018 and 2017.

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$435	$556	$1,077	$1,111
Performance-based restricted stock units	378	705	1,055	705
Total stock-based compensation expense	$813	$1,261	$2,132	$1,816
During the quarter and six months ended June 30, 2018, 321,831 time-based restricted units and 448,012 performance-based restricted units were awarded to managerial employees.
During the quarter and six months ended June 30, 2017, 417,266 and 447,477 time-based restricted units, respectively, were awarded to managerial employees and 365,539 performance-based restricted units were awarded to managerial employees.

8. ASSET DISPOSALS
During the first quarter of 2018, we disposed of one light aircraft previously utilized in the Air Medical segment and donated to a charitable organization one aircraft previously used in our Oil and Gas segment. During the second quarter of 2018, we disposed of one medium and one light aircraft previously utilized in the Oil & Gas segment. These aircraft no longer met our strategic needs. Cash proceeds totaled $1.5 million, resulting in a $0.7 million loss on the disposal of these assets.
There were no sales or disposals of aircraft during the first quarter of 2017. During the second quarter of 2017, we disposed of five medium aircraft and related parts inventory utilized in the Oil and Gas segment. These aircraft no longer met our strategic needs.
9. COMMITMENTS AND CONTINGENCIES
Commitments – We currently have no aircraft purchase commitments.
Total aircraft deposits of $0.5 million were included in Other Assets as of June 30, 2018. This amount represents a deposit on a future lease buyout option. In the event we do not exercise the buyout option, the deposit will be applied against lease payments.
As of June 30, 2018, we had options to purchase aircraft under leases, with such purchase options becoming exercisable in 2018 through 2020. The aggregate option purchase prices are $105.9 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise the 2018 purchase options, unless opportunistic conditions arise.
Environmental Matters – We have recorded an estimated liability of $0.15 million as of June 30, 2018 for environmental response costs. Previously, we conducted environmental surveys of our former Lafayette Facility located at the Lafayette Regional Airport, which we vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, we have performed groundwater sampling of the required groundwater monitor well installations at both parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, we provided groundwater sample results semi-annually to the LDEQ for both parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on our working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, we believe that ultimate remediation costs for the subject parcels will not be material to our consolidated financial position, operations or cash flows.
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
At June 30, 2018, we had approximately $189.8 million in aggregate commitments under operating leases of which approximately $22.3 million is payable through the fourth quarter of 2018. The total lease commitments include $163.4 million for aircraft and $26.4 million for facility lease commitments.
10. GOODWILL
Our Goodwill represents the amount by which our purchase price for the HNZ Offshore Business exceeded the fair value of net assets acquired. Goodwill has an indefinite useful life and is not amortized. We test goodwill for impairment annually as of October 1st or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $61.3 million as of June 30, 2018 and December 31, 2017 was as follow:

	Oil & Gas	Air Medical	Technical Services	Total
Balance December 31, 2017	$61,299	—	—	$61,299
Activity	—	—	—	—
Balance June 30, 2018	$61,299	—	—	$61,299

11. OTHER INTANGIBLE ASSETS
Intangible assets with finite useful lives are amortized over estimated useful lives on a straight-line basis. Our intangible assets, which arose in connection with our acquisition of the HNZ Offshore Business, consist of the following (in thousands):

	Estimated Useful Lives	Gross Amount at December 31, 2017	Accumulated Amortization	Net Balance at June 30, 2018
Customer Relationship	15	$11,622	$(387)	$11,235
Non-Compete Agreements	5	900	(90)	810
Tradenames	7	4,201	(300)	3,901
Total		$16,723	$(777)	$15,946
Based on the carrying values of our intangible assets at June 30, 2018, we estimate our amortization expense for the next five years (2018 through 2022) to be $1.6 million per year. For the quarter and six months ended June 30, 2018, amortization expense was $0.4 million and $0.8 million, respectively.

12. SEGMENT INFORMATION
PHI is primarily a provider of helicopter transport services, including helicopter maintenance and repair services. We report our financial results through the three reportable segments further described below.

A segment’s operating profit or loss is its operating revenues less its direct expenses and selling, general and administrative expenses. Each segment has a portion of selling, general and administrative expenses that is charged directly to the segment, and a small portion that is allocated. Direct charges represent the vast majority of segment selling, general and administrative expenses. Allocated selling, general and administrative expenses are based primarily on total segment costs as a percentage of total operating costs. A significant portion of our selling, general and administrative expenses are neither charged nor allocated to our segments.
Oil and Gas Segment - Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico and a number of foreign countries. Our customers include Shell Oil Company, BP America

Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 35 or more years, and ENI Petroleum, with whom we have worked for more than 20 years. At June 30, 2018, we had available for use 125 aircraft in this segment.

Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination upon short notice by the customers), with payment in U.S. dollars. For the quarters ended June 30, 2018 and 2017, respectively, approximately 57% and 51% of our total operating revenues were generated by our Oil and Gas segment, with approximately 87% and 88% of these revenues from fixed-term customer contracts. For the six months ended June 30, 2018 and 2017, respectively, approximately 58% and 52% of our total operating revenues were generated by our Oil and Gas segment, with approximately 87% and 88% of these revenues from fixed-term customer contracts. The remaining 13% and 12% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.
Air Medical Segment - The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S. As of June 30, 2018, our Air Medical segment operated approximately 109 aircraft in 18 states at 74 separate locations.

For the quarters ended June 30, 2018 and 2017, approximately 40% and 46% of our total operating revenues were generated by our Air Medical segment, respectively. For the six months ended June 30, 2018 and 2017, approximately 38% and 44% of our total operating revenues were generated by our Air Medical segment.

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
Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows for the periods listed below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for contractual discounts	67%	63%	66%	66%
Provision for uncompensated care	7%	10%	8%	7%

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

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows for the periods listed below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Insurance	72%	72%	72%	71%
Medicare	19%	18%	20%	18%
Medicaid	8%	8%	8%	9%
Self-Pay	1%	2%	—%	2%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty. Those contracts generated approximately 16% and 18% of the segment’s revenues for the quarters ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, these contracts generated approximately 18% of the segment's revenues.
We also derive a small portion of the segment’s revenues from providing services under our patient navigation business.

Technical Services Segment - Our Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above our service costs. We also periodically provide flight services to governmental customers under this segment, including our current agreement to operate six aircraft for the National Science Foundation in Antarctica, typically in the first and fourth quarters each year. Also included in this segment are our proprietary Helipass operations, which provide software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.
For each of the quarters ended June 30, 2018 and 2017, approximately 3% of our total operating revenues were generated by our Technical Services segment. For each of the six month periods ended June 30, 2018 and 2017, approximately 4% of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2018 and 2017 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$97,068	$74,668	$192,702	$146,399
Air Medical	67,151	67,222	124,139	122,559
Technical Services	5,024	4,534	12,766	12,084
Total operating revenues, net	169,243	146,424	329,607	281,042
Segment direct expenses
Oil and Gas (1)	94,442	73,681	190,985	155,410
Air Medical	56,776	50,402	110,608	101,243
Technical Services	3,784	3,858	9,671	8,804
Total direct expenses	155,002	127,941	311,264	265,457
Segment selling, general and administrative expenses
Oil and Gas	4,400	1,635	9,321	3,354
Air Medical	3,254	3,263	6,421	6,144
Technical Services	340	356	710	694
Total selling, general and administrative expenses	7,994	5,254	16,452	10,192
Total segment direct and selling, general and administrative expenses	162,996	133,195	327,716	275,649
Net segment (loss) profit
Oil and Gas	(1,774)	(648)	(7,604)	(12,365)
Air Medical	7,121	13,557	7,110	15,172
Technical Services	900	320	2,385	2,586
Total net segment profit	6,247	13,229	1,891	5,393

Other, net (3)	(193)	697	(2,112)	1,761
Unallocated selling, general and administrative costs (1) (4)	(6,491)	(8,993)	(13,492)	(17,099)
Interest expense	(8,340)	(8,083)	(16,537)	(16,278)
(Loss) earnings before income taxes	$(8,777)	$(3,150)	$(30,250)	$(26,223)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$11,486	$9,824	$23,269	$19,686
Air Medical	6,091	5,219	11,715	10,696
Technical Services	142	148	287	294
Total	$17,719	$15,191	$35,271	$30,676
Unallocated SG&A	$1,412	$622	$3,327	$3,335

(2)	Includes equity in (earnings) of unconsolidated affiliates, net.

(3)	Consists of (gains) losses on disposition of property and equipment and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

13. INVESTMENT IN VARIABLE INTEREST ENTITY
We account for our investment in PHI Century Limited ("PHIC") as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of June 30, 2018, we had a 49% investment in the common stock of PHIC, a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended June 30, 2018, we recorded income in equity of this unconsolidated affiliate of less than $0.1 million compared to loss in equity of $1.0 million for the quarter ended June 30, 2017 relative to our 49% equity ownership. For the six months ended June 30, 2018 and 2017, we recorded a gain in equity of this unconsolidated affiliate of less than $0.1 million and a loss of $2.0 million relative to our 49% equity ownership, respectively. We had $5.5 million and $4.0 million of trade receivables as of June 30, 2018 and December 31, 2017, respectively, from PHIC. During the six months ended June 30, 2018, we loaned PHIC $0.3 million for operating purposes. The $0.3 million loan balance is included in Accounts receivable - other on our Condensed Consolidated Balance Sheets at June 30, 2018. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $0.4 million at June 30, 2018 and $0.3 million at December 31, 2017.
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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$53	$1,305	$4,494	$—	$5,852
Short-term investments	60,317	—	—	—	60,317
Accounts receivable – net	76,291	84,882	35,346	(2,187)	194,332
Intercompany receivable	—	119,963	—	(119,963)	—
Inventories of spare parts – net	65,522	9,512	2,713	—	77,747
Prepaid expenses	9,494	2,715	941	—	13,150
Income taxes receivable	111	512	—	—	623
Total current assets	211,788	218,889	43,494	(122,150)	352,021

Investment in subsidiaries	405,560	—	—	(405,560)	—
Property and equipment – net	603,926	286,820	42,837	—	933,583
Restricted cash and investments	12,076	—	—	—	12,076
Other assets	140,158	794	(131,347)	—	9,605
Deferred income tax	—	—	3,237	—	3,237
Goodwill	—	—	61,299	—	61,299
Intangible assets	—	—	15,946	—	15,946
Total assets	$1,373,508	$506,503	$35,466	$(527,710)	$1,387,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$620,991	$—	$—	$—	$620,991
Accounts payable	41,401	4,039	7,466	(2,261)	50,645
Accrued and other current liabilities	23,230	10,891	6,505	—	40,626
Intercompany payable	100,982	—	18,907	(119,889)	—
Total current liabilities	786,604	14,930	32,878	(122,150)	712,262

Deferred income taxes and other long-term liabilities	(4,034)	84,539	3,435	—	83,940
Shareholders’ Equity:
Common stock and paid-in capital	312,015	77,951	1,511	(79,462)	312,015
Accumulated other comprehensive loss	(3)	—	627	—	624
Retained earnings	278,926	329,083	(2,985)	(326,098)	278,926
Total shareholders’ equity	590,938	407,034	(847)	(405,560)	591,565
Total liabilities and shareholders’ equity	$1,373,508	$506,503	$35,466	$(527,710)	$1,387,767

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended June 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$79,857	$68,717	$51,404	$(30,735)	$169,243
Expenses:
Direct expenses	78,955	58,263	48,658	(30,793)	155,083
Selling, general and administrative expenses	8,395	3,256	2,838	(4)	14,485
Total operating expenses	87,350	61,519	51,496	(30,797)	169,568
Gain on disposal of assets, net	(150)	—	(21)	—	(171)
Equity in income of unconsolidated affiliates, net	(81)	—	—	—	(81)
Operating (loss) income	(7,262)	7,198	(71)	62	(73)
Equity in net income of consolidated subsidiaries	(6,064)	—	—	6,064	—
Interest expense	8,337	—	542	(539)	8,340
Other income, net	(365)	—	128	601	364
	1,908	—	670	6,126	8,704
(Loss) earnings before income taxes	(9,170)	7,198	(741)	(6,064)	(8,777)
Income tax (benefit) expense	(2,077)	—	393	—	(1,684)
Net (loss) earnings	$(7,093)	$7,198	$(1,134)	$(6,064)	$(7,093)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Quarter Ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$75,045	$68,857	$5,341	$(2,819)	$146,424
Expenses:
Direct expenses	72,598	51,806	5,366	(2,819)	126,951
Selling, general and administrative expenses	10,916	3,269	66	(4)	14,247
Total operating expenses	83,514	55,075	5,432	(2,823)	141,198
Loss (gain) on disposal of assets, net	8	(1)	—	—	7
Equity in (income) loss of consolidated affiliate	(75)	—	1,066	—	991
Operating (loss) income	(8,402)	13,783	(1,157)	4	4,228
Equity in net income of consolidated subsidiaries	(14,613)	—	—	14,613	—
Interest expense	8,082	1	—	—	8,083
Other income, net	(708)	(1)	—	4	(705)
	(7,239)	—	—	14,617	7,378
(Loss) earnings before income taxes	(1,163)	13,783	(1,157)	(14,613)	(3,150)
Income tax (benefit) expense	2,110	(1,987)	—	—	123
Net (loss) earnings	$(3,273)	$15,770	$(1,157)	$(14,613)	$(3,273)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Six Months Ended June 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$157,949	$127,426	$100,900	$(56,668)	$329,607
Expenses:
Direct expenses	162,953	113,627	91,436	(56,707)	311,309
Selling, general and administrative expenses	17,143	6,423	6,388	(10)	29,944
Total operating expenses	180,096	120,050	97,824	(56,717)	341,253
Loss (gain) on disposal of assets, net	729	—	(21)	—	708
Equity in income of unconsolidated affiliates, net	(45)	—	—	—	(45)
Operating (loss) income	(22,831)	7,376	3,097	49	(12,309)
Equity in net income of consolidated subsidiaries	(8,163)	—	—	8,163	—
Interest expense	16,533	—	1,085	(1,081)	16,537
Other income, net	(63)	—	337	1,130	1,404
	8,307	—	1,422	8,212	17,941
(Loss) earnings before income taxes	(31,138)	7,376	1,675	(8,163)	(30,250)
Income tax (benefit) expense	(7,063)	—	888	—	(6,175)
Net (loss) earnings	$(24,075)	$7,376	$787	$(8,163)	$(24,075)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Six Months Ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$149,329	$126,330	$8,202	$(2,819)	$281,042
Expenses:
Direct expenses	154,942	104,187	7,154	(2,819)	263,464
Selling, general and administrative expenses	21,024	6,155	120	(9)	27,290
Total operating expenses	175,966	110,342	7,274	(2,828)	290,754
Loss (gain) on disposal of assets, net	8	(1)	—	—	7
Equity in loss of unconsolidated affiliate	928	—	1,066	—	1,994
Operating (loss) income	(27,573)	15,989	(138)	9	(11,713)
Equity in net income of consolidated subsidiaries	(17,243)	—	—	17,243	—
Interest expense	16,256	22	—	—	16,278
Other income, net	(1,776)	(1)	—	9	(1,768)
	(2,763)	21	—	17,252	14,510
(Loss) earnings before income taxes	(24,810)	15,968	(138)	(17,243)	(26,223)
Income tax (benefit) expense	(6,289)	(1,413)	—	—	(7,702)
Net (loss) earnings	$(18,521)	$17,381	$(138)	$(17,243)	$(18,521)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended June 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(7,093)	$7,198	$(1,134)	$(6,064)	$(7,093)
Unrealized gain on short-term investments	(107)	—	—	—	(107)
Currency translation adjustments	—	—	160	—	160
Changes in pension plan asset and benefit obligation	7	—	—	—	7
Tax effect of the above-listed adjustments	100	—	—	—	100
Total comprehensive (loss) income	$(7,093)	$7,198	$(974)	$(6,064)	$(6,933)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the Quarter Ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(3,273)	$15,770	$(1,157)	$(14,613)	$(3,273)
Unrealized gain on short-term investments	167	—	—	—	167
Changes in pension plan asset and benefit obligations	23	—	—	—	23
Tax effect of the above-listed adjustments	(68)	—	—	—	(68)
Total comprehensive (loss) income	$(3,151)	$15,770	$(1,157)	$(14,613)	$(3,151)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Six Months Ended June 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(24,075)	$7,376	$787	$(8,163)	(24,075)
Unrealized gain on short-term investments	363	—	—	—	363
Currency translation adjustment	—	—	627	—	627
Changes in pension plan asset and benefit obligation	(1)	—	—	—	(1)
Tax effect of the above-listed adjustments	(85)	—	—	—	(85)
Total comprehensive (loss) income	$(23,798)	$7,376	$1,414	$(8,163)	$(23,171)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Six Months Ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(18,521)	$17,381	$(138)	$(17,243)	(18,521)
Unrealized gain on short-term investments	329	—	—	—	329
Changes in pension plan asset and benefit obligations	22	—	—	—	22
Tax effect of the above-listed adjustments	(127)	—	—	—	(127)
Total comprehensive (loss) income	$(18,297)	$17,381	$(138)	$(17,243)	$(18,297)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the Six Months Ended June 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(506)	$3,306	$2,610	$—	$5,410
Investing activities:
Purchase of property and equipment	(16,768)	—	(1,330)	—	(18,098)
Proceeds from asset dispositions	1,453	—	—	—	1,453
Purchase of short-term investments	(260,996)	—	—	—	(260,996)
Proceeds from sale of short-term investments	264,918	—	—	—	264,918
Loan to unconsolidated affiliate	(274)	—	—	—	(274)
Net cash used in investing activities	(11,667)	—	(1,330)	—	(12,997)
Financing activities:
Debt issuance costs	—	—	—	—	—
Proceeds from line of credit	34,295	—	—	—	34,295
Payments on line of credit	(29,575)	—	—	—	(29,575)
Due to/from affiliate, net	7,510	(3,073)	(4,437)	—	—
Repurchase of common stock	(51)	—	—	—	(51)
Net cash provided by (used in) financing activities	12,179	(3,073)	(4,437)	—	4,669
Increase (decrease) in cash	6	233	(3,157)	—	(2,918)
Cash, beginning of period	47	1,072	7,651	—	8,770
Cash, end of period	$53	$1,305	$4,494	$—	$5,852

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the Six Months Ended June 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(34,236)	$18,916	$7,371	$—	$(7,949)
Investing activities:
Purchase of property and equipment	(43,892)	—	—	—	(43,892)
Proceeds from asset dispositions	17	—	—	—	17
Purchase of short-term investments	(134,518)	—		—	(134,518)
Proceeds from sale of short-term investments	187,217	—		—	187,217
Payments of deposits on aircraft	(110)	—		—	(110)
Net cash provided by investing activities	8,714	—	—	—	8,714
Financing activities:
Proceeds from line of credit	66,525	—	—	—	66,525
Payments on line of credit	(67,300)	—	—	—	(67,300)
Repurchase of common stock	(263)	—	—	—	(263)
Due to/from affiliate, net	26,572	(19,688)	(6,884)	—	—
Net cash provided by (used in) financing activities	25,534	(19,688)	(6,884)	—	(1,038)
Increase in cash	12	(772)	487	—	(273)
Cash, beginning of period	36	2,100	460	—	2,596
Cash, end of period	$48	$1,328	$947	$—	$2,323

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

•
Our recent acquisition of the HNZ Offshore Business has increased the scope of our Oil and Gas segment. On December 29, 2017, we acquired the offshore helicopter services business formerly conducted in New Zealand, Australia, the Philippines and Papua New Guinea (the “HNZ Offshore Business”) by HNZ Group, Inc. (“HNZ”). Our consolidated financial statements include the accounts of the HNZ Offshore Business beginning on January 1, 2018. Accordingly, you should consider the impact of our acquisition of the HNZ Offshore Business when comparing our results of operations for periods ending June 30, 2018 to our results for any prior periods.

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 83%, 81%, 81% and 74% of our Air Medical segment revenues for the six months ended June 30, 2018, and the years ended December 31, 2017, 2016 and 2015, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities,

which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. As explained further below, these changes have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. Although various experts believe the negative consequences of the market downturn have crested, we cannot assure you of this. For information on the adverse impact of the market downturn on our liquidity, see “- Liquidity and Capital Resources - Cash Flow - Liquidity” below.

Results of Operations
The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarters ended June 30, 2018 and 2017.

	Quarter Ended June 30,		Favorable (Unfavorable)
	2018	2017
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$97,068	$74,668	$22,400
Air Medical	67,151	67,222	(71)
Technical Services	5,024	4,534	490
Total operating revenues, net	169,243	146,424	22,819
Segment direct expenses
Oil and Gas (1)	94,442	73,681	(20,761)
Air Medical	56,776	50,402	(6,374)
Technical Services	3,784	3,858	74
Total direct expenses	155,002	127,941	(27,061)
Segment selling, general and administrative expenses
Oil and Gas	4,400	1,635	(2,765)
Air Medical	3,254	3,263	9
Technical Services	340	356	16
Total selling, general and administrative expenses	7,994	5,254	(2,740)
Total segment direct and selling, general and administrative expenses	162,996	133,195	(29,801)
Net segment (loss) profit
Oil and Gas	(1,774)	(648)	(1,126)
Air Medical	7,121	13,557	(6,436)
Technical Services	900	320	580
Total net segment profit (2)	6,247	13,229	(6,982)

Other, net (3)	(193)	697	(890)
Unallocated selling, general and administrative costs (4)	(6,491)	(8,993)	2,502
Interest expense	(8,340)	(8,083)	(257)
(Loss) earnings before income taxes	(8,777)	(3,150)	(5,627)
Income tax (benefit) expense	(1,684)	123	1,807
Net loss	$(7,093)	$(3,273)	$(3,820)

Flight hours:
Oil and Gas	22,089	19,683	2,406
Air Medical (5)	9,992	9,652	340
Technical Services	38	—	38
Total	32,119	29,335	2,784

Air Medical Transports (6)	4,925	5,121	(196)

(1)	Includes Equity in gain/loss of unconsolidated affiliate.

(2)
Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Quarter Ended June 30,
	2018	2017
Total net segment profit	$6,247	$13,229
Other, net	(193)	697
Unallocated selling, general and administrative costs	(6,491)	(8,993)
Interest expense	(8,340)	(8,083)
(Loss) before income taxes	$(8,777)	$(3,150)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 2,479 flight hours associated with traditional provider contracts during the second quarter of 2018, compared to 2,298 flight hours in the prior year quarter.

(6)	Represents individual patient transports for the period.

The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2018	2017
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$192,702	$146,399	$46,303
Air Medical	124,139	122,559	1,580
Technical Services	12,766	12,084	682
Total operating revenues, net	329,607	281,042	48,565
Segment direct expenses
Oil and Gas (1)	190,985	155,410	(35,575)
Air Medical	110,608	101,243	(9,365)
Technical Services	9,671	8,804	(867)
Total direct expenses	311,264	265,457	(45,807)
Segment selling, general and administrative expenses
Oil and Gas	9,321	3,354	(5,967)
Air Medical	6,421	6,144	(277)
Technical Services	710	694	(16)
Total selling, general and administrative expenses	16,452	10,192	(6,260)
Total segment direct and selling, general and administrative expenses	327,716	275,649	(52,067)
Net segment (loss) profit
Oil and Gas	(7,604)	(12,365)	4,761
Air Medical	7,110	15,172	(8,062)
Technical Services	2,385	2,586	(201)
Total net segment profit (2)	1,891	5,393	(3,502)

Other, net (3)	(2,112)	1,761	(3,873)
Unallocated selling, general and administrative costs (4)	(13,492)	(17,099)	3,607
Interest expense	(16,537)	(16,278)	(259)
(Loss) earnings before income taxes	(30,250)	(26,223)	(4,027)
Income tax benefit	(6,175)	(7,702)	(1,527)
Net loss	$(24,075)	$(18,521)	$(5,554)

Flight hours:
Oil and Gas	42,978	37,157	5,821
Air Medical (5)	18,822	18,045	777
Technical Services	479	511	(32)
Total	62,279	55,713	6,566

Air Medical Transports (6)	9,324	9,418	(94)

Aircraft operated at period end: (7)
Oil and Gas	125	128
Air Medical (8)	109	104
Technical Services	6	6
Total	240	238

(1)	Includes Equity in gain/loss of unconsolidated affiliate.

(2)
Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Six Months Ended June 30,
	2018	2017
Total net segment profit	$1,891	$5,393
Other, net	(2,112)	1,761
Unallocated selling, general and administrative costs	(13,492)	(17,099)
Interest expense	(16,537)	(16,278)
(Loss) before income taxes	$(30,250)	$(26,223)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 4,701 flight hours associated with traditional provider contracts during the first half of 2018, compared to 4,594 flight hours in the first half of the prior year.

(6)	Represents individual patient transports for the period.

(7)	Represents the total number of aircraft available for use, not all of were deployed in service as of the date indicated.

(8)	Includes six aircraft as of June 30, 2017 that were owned or leased by customers but operated by us.

Quarter Ended June 30, 2018 compared with Quarter Ended June 30, 2017

Combined Operations

Operating Revenues - Operating revenues for the three months ended June 30, 2018 were $169.2 million, compared to $146.4 million for the three months ended June 30, 2017, an increase of $22.8 million. Oil and Gas segment operating revenues increased $22.4 million for the three months ended June 30, 2018. As discussed further below, this increase is attributable principally to revenue derived from our newly-acquired HNZ Offshore Business and secondarily from an increase in revenues from our legacy Oil and Gas operations. Air Medical segment operating revenues remained unchanged at $67.2 million for the three months ended June 30, 2018, and June 30, 2017. Technical Services segment operating revenues increased $0.5 million.

Total flight hours for the three months ended June 30, 2018 were 32,119 compared to 29,335 for the three months ended June 30, 2017. Oil and Gas segment flight hours increased 2,406 hours, due to the HNZ Offshore Business and an increase in flight hours for legacy light and heavy aircraft models. Air Medical segment flight hours increased 340 hours for the three months ended June 30, 2018, due to increased flight hours for both our independent provider and traditional provider programs. As discussed further below, individual patient transports in the Air Medical segment were 4,925 for the three months ended June 30, 2018, compared to transports of 5,121 for the three months ended June 30, 2017.

Direct Expenses - Direct operating expense was $155.0 million for the three months ended June 30, 2018, compared to $127.9 million for the three months ended June 30, 2017, an increase of $27.1 million, or 21.2%. Employee compensation expense increased $8.8 million primarily due to our recent acquisition of the HNZ Offshore Business. Employee compensation expense represented approximately 44% and 48% of total direct expense for the quarters ended June 30, 2018 and 2017, respectively. We experienced an increase in aircraft warranty costs of $15.6 million primarily as a result of the prior period containing a $9.8 million non-recurring credit due to the cancellation of a warranty program on some of our fleet of medium aircraft. The remainder of the $15.6 million increase was due to increased flight hours for our heavy aircraft in our international operations, and the addition of a new warranty program for our medium aircraft at the beginning of 2018. Spare parts and repair expense increased by $2.1 million, primarily due to increase in the Gulf of Mexico operations and our expanded international operations. Fuel expenses increased by $2.8 million, principally due to our expanded international operations. Property taxes decreased by $1.2 million, and other items decreased $1.0 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $14.5 million for the three months ended June 30, 2018, compared to $14.2 million for the three months ended June 30, 2017. The $0.3 million increase was principally attributable to a $2.8 million increase in salaries and services due to our recent HNZ acquisition, partially offset by a $1.3 million decrease in severance pay, a $0.7 million decrease in employee incentive expense, and a $0.3 million reduction in equity-based compensation expense. Other items decreased $0.2 million, net.

Loss/Gain on Disposal of Assets, Net - The loss on asset dispositions for the three months ended June 30, 2018 was $0.2 million. For the three months ended June 30, 2017, we recorded a loss that was less than $0.1 million. See Note 8.

Equity in (Gain) Loss of Unconsolidated Affiliate - Equity in the gain of our unconsolidated affiliates attributable to our investment in a Ghanaian entity was $0.1 million for each of the three months ended June 30, 2018 and 2017. See Note 13. We had equity in loss of our unconsolidated Australian affiliate of $1.1 million for the three months ended June 30, 2017. As a result of our acquisition of the HNZ Offshore Business in late 2017, this entity has been included in our consolidated operations for all of 2018.

Interest Expense - Interest expense was $8.3 million for the three months ended June 30, 2018 and $8.1 million the three months ended June 30, 2017, reflecting higher rates payable on our revolving credit facility borrowings.

Other Loss (Income) - Other loss, net was $0.4 million for the three months ended June 30, 2018 compared to other income, net of $0.7 million for the same period in 2017. Interest income decreased $0.7 million due to lower investment balances. Net exchange losses increased $0.8 million. Other items increased $0.4 million, net.

Income Tax benefit - Income tax benefit for the three months ended June 30, 2018 was $2.1 million compared to income tax expense of $0.1 million for the three months ended June 30, 2017. Our $1.7 million income tax benefit for the three months ended June 30, 2018 is attributable to our net loss from operations of $7.1 million. Our effective tax rate was 19.2% and 35.0% for the three months ended June 30, 2018 and June 30, 2017. The decrease in the effective rate for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is primarily the result of the reduction in the federal corporate income tax rate from 35% to 21% that became effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act that was enacted in December 2017.

Net Loss - Net loss for the three months ended June 30, 2018 was $7.1 million compared to net loss of $3.3 million for the three months ended June 30, 2017. Loss before income taxes for the three months ended June 30, 2018 was $8.8 million compared to loss before income taxes of $3.2 million for the same period in 2017. Loss per diluted share was $0.45 for the current quarter compared to loss per diluted share of $0.21 for the prior year quarter. The increase in loss before income taxes for the quarter ended June 30, 2018 is attributable principally to increase in expenses and a reduction in revenues in our Air Medical Segment, and a reduction in revenues in our Oil & Gas operations in the Gulf of Mexico, as discussed further below. We had $15.8 million and 15.7 million weighted average diluted common shares outstanding for the quarters ended June 30, 2018 and 2017, respectively.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $97.1 million for the three months ended June 30, 2018, compared to $74.7 million for the three months ended June 30, 2017. Of this $22.4 million increase, $14.6 million was attributable to revenues derived from our newly-acquired HNZ Offshore Business, and the remainder was attributable to an increase in revenues from our legacy international aircraft, partially offset by a decrease in revenues from our legacy Gulf of Mexico aircraft. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 22,089 for the most recently completed quarter compared to 19,683 the same quarter in the prior year. Of this increase of 2,406 flight hours, 2,312 hours were attributable to our newly-acquired HNZ operations and the reminder to higher utilization rates of our light and heavy legacy aircraft.

The number of aircraft available for use in the segment was 125 at June 30, 2018, compared to 128 at June 30, 2017. We terminated leases on two heavy aircraft and disposed of one light and two medium aircraft in the Oil and Gas segment since June 30, 2017. We added 9 medium aircraft in the Oil and Gas segment since June 30, 2017, as a result of our acquisition of the HNZ Offshore Business. Transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $94.4 million for the three months ended June 30, 2018, compared to $73.7 million for the three months ended June 30, 2017, an increase of $20.7 million. We experienced an increase in aircraft warranty costs of $14.2 million partly as a result of the prior period containing an $8.9 million non-recurring credit due to the cancellation of a warranty program on some of our medium aircraft. The remainder of the $14.2 million increase was due to increased flight hours for our heavy aircraft and the addition of a new warranty program for our medium aircraft. Salaries and wages increased by $5.9 million, primarily due to our recent HNZ acquisition. Fuel expense increased $2.5 million, principally due to our expanded international operations. Repair expenses decreased $1.0 million and other items, net decreased $0.9 million.

Selling, general and administrative segment expenses were $4.4 million for the three months ended June 30, 2018 and $1.6 million for the three months ended June 30, 2017. The $2.8 million increase is mainly attributable to an increase in salaries and wages and other administrative costs due to our newly-acquired HNZ international operations.

Oil and Gas segment loss was $1.7 million for the three months ended June 30, 2018, compared to a loss of $0.6 million for the three months ended June 30, 2017. The $1.1 million increase in segment loss is attributable to the $23.5 million increase in segment expenses, partially offset by the $22.4 million increase in segment revenues. Excluding the above-described non-recurring 2017 credit related to the cancellation of the warranty program mentioned above, the Oil & Gas segment loss decreased $7.8 million.

Air Medical - Air Medical segment revenues were $67.1 million for the three months ended June 30, 2018, compared to $67.2 million for the three months ended June 30, 2017. This decrease of $0.1 million is primarily attributable to a small decrease in revenues in both the independent provider and traditional provider programs. Patient transports were 4,925 for the three months ended June 30, 2018, compared to 5,121 for the same period in the prior year.

The number of aircraft available for use in the segment was 109 at June 30, 2018 compared to 104 at June 30, 2017. Since June 30, 2017, our Air Medical segment disposed of one light aircraft. Transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $56.8 million for the three months ended June 30, 2018, compared to $50.4 million for the three months ended June 30, 2017, an increase of $6.4 million. Employee compensation costs increased $3.9 million due to increased labor costs period over period. Spare parts, repairs, and warranty costs increased $1.8 million, and fuel cost increased $0.3 million all primarily due to increased flight volume. Other items increased $0.4 million, net.

Selling, general and administrative segment expenses were $3.3 million for the three months ended June 30, 2018 and June 30, 2017.

Air Medical segment profit was $7.1 million for the three months ended June 30, 2018, compared to a segment profit of $13.6 million for the three months ended June 30, 2017. The $6.5 million decrease in profit is primarily attributable to the increased expenses described above.

Technical Services - Technical Services segment revenues were $5.0 million for the three months ended June 30, 2018, compared to $4.5 million for the three months ended June 30, 2017. The $0.5 million increase in revenue is due primarily to an increase in revenue from our Helipass operations and a new government contract that began in 2018, partially offset by a decrease in revenue provided to a third party customer whose service requirements typically vary from period to period. Direct expenses decreased $0.1 million compared to the prior year three month period, principally due to the decrease the third party customer service requirements operations described above, partially offset by an increase in costs associated with the new government contract. Technical Services segment earnings was $0.9 million for the three months ended June 30, 2018, compared to segment earnings of $0.3 million for the three months ended June 30, 2017.

For additional information on our segments, see Note 12.
Six Months Ended June 30, 2018 compared with Six Months Ended June 30, 2017

Combined Operations

Operating Revenues - Operating revenues for the six months ended June 30, 2018 were $329.6 million, compared to $281.0 million for the six months ended June 30, 2017, an increase of $48.6 million. Oil and Gas segment operating revenues increased $46.3 million for the six months ended June 30, 2018. As discussed further below, this increase is attributable principally to revenue derived from our newly-acquired HNZ Offshore Business and secondarily from an increase in revenues from our legacy Oil and Gas operations, partially offset by a decrease in revenues from our Gulf of Mexico operations. Air Medical segment operating revenues increased $1.6 million due principally to an increase in revenues from both our independent provider operations and traditional provider programs. Technical Services segment operating revenues increased $0.7 million.

Total flight hours for the six months ended June 30, 2018 were 62,279 compared to 55,713 for the six months ended June 30, 2017. Oil and Gas segment flight hours increased 5,821 hours, due to the HNZ Offshore Business and an increase in flight hours for legacy light and heavy aircraft models. Air Medical segment flight hours increased 777 hours for the six months ended June 30, 2018, due to increased flight hours for both our independent provider and traditional provider programs. As discussed further below, individual patient transports in the Air Medical segment were 9,324 for the six months ended June 30, 2018, compared to transports of 9,418 for the six months ended June 30, 2017.

Direct Expenses - Direct operating expense was $311.2 million for the six months ended June 30, 2018, compared to $265.5 million for the six months ended June 30, 2017, an increase of $45.7 million, or 17.3%. Employee compensation expense increased $16.2 million primarily due to our recent acquisition of the HNZ Offshore Business. Employee compensation expense represented approximately 45% and 47% of total direct expense for the six-month periods ended June 30, 2018 and 2017, respectively. We experienced an increase in aircraft warranty costs of $21.0 million partly as a result of the prior period $9.8 million non-recurring credit due to the cancellation of a warranty program on some of our medium aircraft. The remainder of the $21.0 million increase was due to increased flight hours for our heavy aircraft in our international operations, and the addition of a new warranty program for our medium aircraft at the beginning of 2018. Spare parts and repair expense increased by $4.5 million and fuel expenses increased by $4.8 million, in each case principally due to our expanded international operations. Other items decreased $0.8 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $29.9 million for the six months ended June 30, 2018, compared to $27.3 million for the six months ended June 30, 2017. The $2.6 million increase was principally attributable to a $6.0 million increase in salaries and services due to our recent HNZ acquisition, partially offset by a $2.9 million decrease in severance pay, and a $0.6 million decrease in employee incentive expense. Other items increased $0.1 million, net.

Loss/Gain on Disposal of Assets, Net - The loss on asset dispositions for the six months ended June 30, 2018 was $0.7 million, For the six months ended June 30, 2017, we recorded a loss on assets dispositions of less than $0.1 million. See Note 8.

Equity in (Gain) Loss of Unconsolidated Affiliate - Equity in the gain of our unconsolidated affiliates attributable to our investment in a Ghanaian entity was less than $0.1 million for the six months ended June 30, 2018 and a loss of $2.0 million for the six months ended June 30, 2017. See Note 13. We had equity in the loss of our unconsolidated Australian affiliate of $1.1 million for the six months ended June 30, 2017. As a result of our acquisition of the HNZ Offshore Business in late 2017, this entity has been included in our consolidated operations in 2018.

Interest Expense - Interest expense was $16.5 million for the six months ended June 30, 2018 compared to $16.3 million for the six months ended June 30, 2017, reflecting higher rates payable on our revolving credit facility borrowings.

Other Loss (Income) - Other loss, net was $1.4 million for the six months ended June 30, 2018 compared to other income, net of $1.8 million for the same period in 2017. Interest income decreased $1.5 million due to lower investment balances. Exchange losses increased $1.6 million. Losses on sales of investments during the first half of 2018 were $0.6 million. Other items increased $0.5 million, net.

Income Tax benefit - Income tax benefit for the six months ended June 30, 2018 was $6.2 million compared to income tax benefit of $7.7 million for the six months ended June 30, 2017. Our $6.2 million income tax benefit for the six months ended June 30, 2018 is attributable to our loss before income taxes of $30.3 million. Our effective tax rate was 20.4% and 29.4% for the six months ended June 30, 2018 and June 30, 2017. The decrease in the effective rate for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily the result of the reduction in the federal corporate income tax rate from 35% to 21% that became effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act that was enacted in December 2017.

Net Loss - Net loss for the six months ended June 30, 2018 was $24.1 million compared to net loss of $18.5 million for the six months ended June 30, 2017. Loss before income taxes for the six months ended June 30, 2018 was $30.3 million compared to loss before income taxes of $26.2 million for the same period in 2017. Loss per diluted share was $1.52 for the six months ended June 30, 2018 compared to loss per diluted share of $1.18 for the prior year six months. The increase in loss before income taxes for the six months ended June 30, 2018 is attributable to an increase in expenses in our Air Medical Segment, and a reduction in revenues for our Gulf of Mexico Oil and Gas Operations, as discussed further below. We had $15.8 million and 15.7 million weighted average diluted common shares outstanding for the six months ended June 30, 2018 and 2017, respectively.

Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $192.7 million for the six months ended June 30, 2018, compared to $146.4 million for the six months ended June 30, 2017. Of this $46.3 million increase, $23.2 million was attributable to an increase in revenues derived from our newly-acquired HNZ Offshore Business, and the remainder was attributable to an increase in revenues from our legacy international aircraft, partially offset by a decrease in revenues from our legacy Gulf of Mexico offshore aircraft. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 42,978 for the current six months compared to 37,157 for the same six months in the prior year. Of this increase of 5,821 flight hours, 5,713 hours were attributable to our newly-acquired HNZ operations and the reminder to higher utilization rates of our light and heavy legacy aircraft.

The number of aircraft available for use in the segment was 125 at June 30, 2018, compared to 128 at June 30, 2017. We terminated leases on two heavy aircraft and disposed of one light and two medium aircraft in the Oil and Gas segment since June 30, 2017. We added 9 medium aircraft in the Oil and Gas segment since June 30, 2017, as a result of our acquisition of the HNZ Offshore Business. Transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $191 million for the six months ended June 30, 2018, compared to $155.4 million for the six months ended June 30, 2017, an increase of $35.6 million. We experienced an increase in aircraft warranty costs of $19.5 million partly as a result of a prior period $8.9 million non-recurring credit due to the cancellation of a warranty program on some of our medium aircraft fleet. The remainder of the $19.5 million increase was due to increased flight hours for our heavy aircraft in our international operations, and the addition of a new warranty program for our medium aircraft at the beginning of 2018. Salaries and wages increased by $12.1 million due to our recent HNZ acquisition. Fuel expense increased $4.2 million and other items decreased $0.2 million, net.

Selling, general and administrative segment expenses were $9.3 million for the six months ended June 30, 2018 and $3.4 million for the six months ended June 30, 2017. The $5.9 million increase is mainly attributable to an increase in salaries and wages and other administrative costs due to our newly-acquired HNZ international operations.

Oil and Gas segment loss was $7.6 million for the six months ended June 30, 2018, compared to a loss of $12.4 million for the six months ended June 30, 2017. The $4.8 million decrease in segment loss is attributable to a $46.3 million increase in segment revenues, partially offset by $41.5 million increase in aggregate segment expenses.

Air Medical - Air Medical segment revenues were $124.1 million for the six months ended June 30, 2018, compared to $122.6 million for the six months ended June 30, 2017. This increase of $1.5 million is attributable to a $1.2 million increase in independent provider program revenue and a $0.3 million increase in traditional provider program revenue. Patient transports were 9,324 for the six months ended June 30, 2018, compared to 9,418 for the same period in the prior year.

The number of aircraft available for use in the segment was 109 at June 30, 2018 compared to 104 at June 30, 2017. Since June 30, 2017, our Air Medical segment disposed of two light aircraft. Transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $110.6 million for the six months ended June 30, 2018, compared to $101.2 million for the six months ended June 30, 2017, an increase of $9.4 million. Employee compensation costs increased $6.1 million due to increased labor costs period over period. Fuel cost increased $0.6 million, and repair cost increased $1.3 million, primarily due to increased flight volume. Other items increased $1.4 million, net.

Selling, general and administrative segment expenses were $6.4 million for the six months ended June 30, 2018 and $6.1 million for the six months ended June 30, 2017. The increase is associated with increased contracted labor costs and other administrative costs.

Air Medical segment profit was $7.1 million for the six months ended June 30, 2018, compared to a segment profit of $15.2 million for the six months ended June 30, 2017. The $8.1 million decrease in profit is primarily attributable to the increased expenses described above.

Technical Services - Technical Services segment revenues were $12.8 million for the six months ended June 30, 2018, compared to $12.1 million for the six months ended June 30, 2017. The $0.7 million increase in revenue is due primarily to an increase in revenue from our (i) Antarctica and Helipass operations, (ii) parts sales and (iii) new government contract that began in 2018. These increases were partially offset by a decrease in revenue derived from a third party customer whose service requirements typically vary from period to period. Direct expenses increased $0.9 million compared to the prior year six month period, principally due to the increase in our Antarctica operations and the new government contract, partially offset by a decrease in expenses related to the third party customer mentioned above. Technical Services segment profit was $2.4 million for the six months ended June 30, 2018, compared to segment profit of $2.6 million for the six months ended June 30, 2017.

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

Liquidity

Recently, our liquidity and ability to comply with our debt covenants have been negatively impacted by several factors, including:

•	the prolonged slowdown in exploration and production activity by the customers in our Oil and Gas segment;

•	our leverage; and

•	our use of over $130 million of our short-term investments to fund our acquisition of the HNZ Offshore Business in late 2017.

As discussed further below under “Short-Term Debt,” beginning in the third quarter of 2016, we have on several occasions sought and received concessions from our revolving credit facility lenders to enable us to remain in compliance with various financial covenants. The most recent of these concessions was granted with respect to the second quarter of 2018, when these lenders granted us a waiver for the period ending June 30, 2018 from the requirement to maintain a 2 to 1 ratio of current assets to current liabilities.

Our revolving credit facility indebtedness matures on March 7, 2019 and our outstanding senior notes mature on March 15, 2019. As such, all of our outstanding revolving credit and senior note indebtedness is now due within less than one year. Beginning with our consolidated financial statements as of and for the quarter ended March 31, 2018, we have been required to classify under GAAP all such indebtedness as current liabilities on our consolidated balance sheets. As of June 30, 2018, we had (i) total current liabilities of $712.3 million, of which $620.5 million was indebtedness classified as long-term debt at December 31, 2017, and (ii) total current assets of $352.0 million.

In late 2017, we retained advisors to begin assisting us in evaluating alternatives to refinance our outstanding indebtedness. In February 2018, following the completion of our acquisition of the HNZ Offshore Business in December 2017, we continued our exploration of refinancing alternatives, including a broad assessment of interest rates and other prevailing conditions in the capital markets. During the first quarter of 2018, we explored several alternatives but deferred taking action until management could more fully evaluate additional potential refinancing opportunities. In June 2018, we sought to refinance all of our outstanding short-term indebtedness with the net proceeds from a senior secured note offering and two new secured credit facilities. Although several lenders expressed a willingness to loan us money under the newly-proposed credit facilities, we have thus far been unable to raise funds that, in our judgement, are sufficient in amount and contain terms that are fiscally prudent. As of the date of the filing of this report, we are continuing to explore a variety of options for refinancing our short-term indebtedness.

Based on our discussions to date with our advisors and current market conditions, we believe there are several alternatives that we can pursue to refinance our short-term indebtedness. Nonetheless, because our plans to refinance our debt have not been finalized, and therefore are not within our control, these plans cannot be considered probable. As such, these plans cannot be considered to be probable of occurring within the meaning of ASU 2014-15 discussed in Note 5 (the "Standard"). Consequently, in accordance with the Standard, these conditions in the aggregate continue to raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included herein are filed.

For additional information about ASU 2014-15, see Note 5. For additional information about the uncertainties and risks of our refinancing plans, see Item 1A of Part II of this report.

Historical Cash and Cash Flow Information

Cash and Short-Term Investments - Our cash position was $5.9 million at June 30, 2018, compared to $8.8 million at December 31, 2017. Short-term investments were $60.3 million at June 30, 2018, compared to $64.2 million at December 31, 2017. We also had $12.1 million and $12.4 million in restricted investments at June 30, 2018 and December 31, 2017, respectively, securing outstanding letters of credit.

Operating Activities - Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2018, compared to net cash used of $7.9 million for the same period in 2017, an increase of $13.3 million. This increase is attributable to a $14.2 million increase relating to changes in operating assets and liabilities. This favorable variance was offset by a $0.9 million decrease in net loss, as adjusted for the non-cash items specified in our accompanying condensed consolidated statements of cash flows.

Investing Activities - Net cash used in investing activities was $13.0 million for the six months ended June 30, 2018, compared to cash provided by investing activities of $8.7 million for the same period in 2017. Net sales of short-term investments provided by $3.9 million of cash during the six months ended June 30, 2018, compared to $52.7 million provided by net sales in the comparable prior year period. Gross proceeds from asset dispositions were $1.5 million during the six months of 2018, compared to proceeds of less than $0.1 million for the same period in 2017. Capital expenditures were $18.1 million for the six months ended June 30, 2018, compared to $43.9 million for the same period in 2017.

Financing Activities - Financing activities during the six months ended June 30, 2018 included net borrowings of $4.7 million on our revolving credit facility, and less than $0.1 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of our employees. Financing activities during the six months of 2017 included net payments of $0.8 million on our revolving credit facility and $0.3 million used to repurchase share of our non-voting common stock to satisfy withholding tax obligations of employees.

For additional information on our cash flows, see our condensed consolidated statements of cash flows included in Item 1 of Part I of this report.

Debt - As of June 30, 2018, we owed $622.2 million under our total long-term debt, consisting of $500.0 million principal amount of 5.25% Senior Secured Notes due March 15, 2019 (excluding debt issuance costs) and $122.2 million borrowed under our revolving credit facility.

Revolving Credit Facility - Our amended and restated revolving credit facility (our “revolving credit facility”) matures on March 7, 2019. Under our revolving credit facility, we can borrow up to $130.0 million at floating interest rates based on the London Interbank Offered Rate (as defined in our revolving credit facility), plus 275 basis points. Our revolving credit facility includes usual and customary covenants and events of default for credit facilities of its type. Our ability to borrow under the revolving credit facility is conditioned upon our continued compliance with such covenants, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in certain other transactions or activities and (ii) financial covenants that stipulate that PHI will maintain a consolidated working capital ratio of at least 2 to 1, a net funded debt to consolidated net worth ratio not greater than 1.5 to 1, a fixed charge coverage ratio of at least 1 to 1 if our short-term investments fall below $150.0 million, and consolidated net worth of at least $500.0 million (with all such terms or amounts as defined in or determined under the revolving credit facility). Borrowings under our revolving credit facility are secured on a first-priority basis by our inventory, spare parts and accounts receivable.

During the fourth quarter of 2017, we amended our revolving credit facility to (i) extend the maturity date of the line of credit from October 1, 2018 to March 7, 2019, (ii) decrease the revolving line of credit from $150.0 million to $130.0 million, (iii) limit extensions of credit under the revolving line of credit to a borrowing base calculated periodically based on specified percentages of the value of eligible accounts and eligible inventory and the value of certain short-term investments, and (iv) effect the fixed-charge coverage ratio waiver noted in the next paragraph. The amendment also amended certain specified interest rates and various covenants, including amendments that changed the fixed charge coverage ratio from 1.10 to 1.00 to 1.00 to 1.00, calculated on a quarterly basis, changed the Company’s required consolidated net worth from $450.0 million to $500.0 million, and permitted debt in an aggregate principal amount not to exceed $5.0 million to accommodate an international working capital line of credit.

During the third quarter of 2016, our revolving credit facility lenders agreed to amend our financial covenants to alleviate concerns about our future ability to remain in compliance with a requirement to maintain a fixed charge coverage ratio of 1 to 1. Specifically, the lenders agreed to test compliance with this ratio requirement only if at the end of any quarter our short-term investments were below $150 million. In the fourth quarter of 2017, these lenders waived our obligation to comply with our amended fixed charge coverage requirement for the fiscal quarters ending on December 31, 2017 and March 31, 2018. As of June 30, 2018, our short-term investments were $60.3 million. Although our short-term investments were less than $150.0 million as of June 30, 2018, we were in compliance with this fixed charge coverage ratio covenant for the second quarter of 2018.

As noted above under “—Liquidity,” our revolving credit facility lenders waived our obligation to comply with our working capital ratio covenant as of March 31, 2018 and June 30, 2018. Although we hope to refinance our revolving credit facility before it matures, we cannot assure you of this.

Accordingly, we cannot assure you that we will be able to comply in future quarters with all of the financial covenants in our revolving credit facility or any other of our then-existing debt agreements. For additional information, see Item 1A of Part II of this report.

At June 30, 2018, we had $122.2 million in borrowings under our revolving credit facility. At the same date in 2017, we had $117.5 million in borrowings under our revolving credit facility. We also have outstanding letters of credit for $7.7 million issued under our revolving credit facility that reduces the amount we can borrow under that facility.

Other - We maintain a separate letter of credit facility described in Note 5 that had $12.1 and $12.4 million letters of credit outstanding at June 30, 2018 and December 31, 2017, respectively.

For additional information on our senior notes and letters of credit, see Note 5.
Contractual Obligations

The table below sets out our contractual obligations as of June 30, 2018, related to our aircraft and other operating lease obligations, revolving credit facility, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheets included in this report. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. As noted in Note 5, we believe we were in compliance with the covenants applicable to these contractual obligations as of June 30, 2018. As of June 30, 2018, we leased 19 aircraft included in the lease obligations data below.

		Payment Due by Year
	Total	2018 (1)	2019	2020	2021	2022	Beyond 2022
		Thousands of dollars
Aircraft lease obligations	$163,430	$18,111	$32,264	$28,425	$28,290	$27,262	$29,078
Other lease obligations	26,359	4,174	5,058	4,195	2,799	1,194	8,940
Debt (2)	622,220	—	622,220	—	—	—	—
Senior notes interest (2)	26,250	13,125	13,125	—	—	—	—
	$838,259	$35,410	$672,667	$32,620	$31,089	$28,456	$38,018

(1)	Payments due during the last six months of 2018 only.

(2)
“Debt” reflects the principal amount of debt due under our outstanding senior notes and our revolving credit facility, whereas “senior notes interest” reflects interest accrued under our fixed-rate senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future payment or refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of June 30, 2018 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

As of June 30, 2018, we had options to purchase aircraft under leases becoming exercisable in 2018 through 2020. The aggregate option purchase prices are $105.9 million in 2018, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise the 2018 purchase options, unless opportunistic conditions arise.

We plan to fund the above-described contractual obligations and any exercised purchase options through a combination of cash on hand, cash flow from operations, sale-leaseback transactions, refinancing transactions permitted borrowings under any lines of credit then available. See "Liquidity" above.

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

Our earnings are subject to changes in short-term interest rates due to the variable interest rate payable under our credit facility debt. Based on the $118.2 million weighted average loan balance of our variable-rate debt during the six months ended June 30, 2018, a 10% increase (0.4436%) in interest rates would have reduced our annual pre-tax earnings approximately $0.5 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At June 30, 2018, the market value of the notes was approximately $490.6 million, based on quoted market prices. See Note 4.

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

Item 1A. RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see (i) Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and (ii) the supplemental disclosure below:

The consolidated financial statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the future in the normal course of business. Recently, our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by several factors, including the prolonged slowdown in exploration and production activity by the customers in our Oil and Gas segment, by our leverage and by our use of cash equivalents to fund our acquisition of the HNZ Offshore Business in late 2017. As of June 30, 2018, all of our revolving credit indebtedness (which matures on March 7, 2019) and all of our senior note indebtedness (which matures on March 15, 2019) was due within less than one year, which under GAAP necessitated classifying all such indebtedness as current liabilities on our accompanying balance sheet as of such date. Consequently, as of June 30, 2018, we had (i) total current liabilities of $712.3 million, of which $352.0 million was indebtedness classified as long-term debt at December 31, 2017, and (ii) total current assets of $346.3 million. As discussed elsewhere herein, we have also been required on several occasions since 2016 to receive concessions from our revolving credit facility lenders to enable us to remain in compliance with various financial covenants.

As noted elsewhere herein, we believe there are several alternatives we can pursue to refinance our outstanding short-term indebtedness before it becomes due. For a variety of reasons, however, we cannot provide you with any assurances that these efforts will be successful in the near term or at all. Failure to satisfy any of the financial covenants in our revolving credit facility could cause us to suffer an event of default, which could under certain circumstances, among other things, accelerate our obligations under such facility or preclude us from making future borrowings thereunder. Moreover, in some cases a breach of these covenants or any other default under our revolving credit facility may create an event of default under our outstanding senior notes, resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such notes (even though we may otherwise be in compliance with our obligations under those notes and the associated indenture). Our revolving credit facility includes a similar cross-default provision. Thus, an event of default under either our revolving credit facility or senior notes, including one that is technical in nature or otherwise not material, could result in the acceleration of significant indebtedness under the other. If we were to default under our debt obligations, we cannot assure you that we would be able to borrow or otherwise obtain enough cash to repay the accelerated indebtedness. In accordance with applicable accounting standards, these conditions in the aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included herein are filed.

For additional information on the above-referenced accounting standards and our plans to refinance our debt, see Note 5 of the financial statements included under Item 1 of Part I of this report and the discussion included in Item 2 of Part I of this report, respectively.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2018, we withheld from employees and canceled 392 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
May 1, 2018 - May 31, 2018	392	$13.14

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

PHI, Inc.

August 9, 2018	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 9, 2018	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer