Form 10-Q
period 2018-09-30
PHI INC
filed 2018-11-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________
 FORM 10-Q
___________________________________________________________

 ☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
or
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

Large accelerated filer:	☐	Accelerated filer: ☐	Smaller reporting company:	☒

Non-accelerated filer:	☐		Emerging Growth Company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).                                                      Yes:  ☐    No:  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,914,011 shares

PHI, INC.
Index – Form 10-Q

Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risk and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•	our ability to continue as a going concern;

•	our ability to pay, refinance or restructure our substantial debt and operating lease commitments;

•
our ability to comply with the financial covenants contained in certain of our aircraft lease agreements or to successfully negotiate amendments, waivers or other modifications with respect to our obligations under our various debt and lease instruments;

•	our inability to access credit markets on favorable terms, whether caused by our financial position, lower debt credit ratings, unstable markets or otherwise;

•
reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, each of which depends on several factors outside of our control;

•	our dependence on a small number of customers for a significant amount of our revenue, and our significant credit exposure within the oil and gas industry;

•	the adverse impact of customers electing to terminate or reduce our services;

•	any failure to maintain our strong safety record;

•	our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft;

•	the availability of adequate insurance;

•	adverse changes in the value of our aircraft or our ability to sell them in the secondary markets;

•	political, economic, payment, regulatory and other risks and uncertainties associated with our international operations, some of which are conducted in challenging business environments;

•	the effects of competition and changes in technology;

•	the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls;

•	the special risks of our air medical operations, including collections risks and potential medical malpractice claims;

•	weather conditions and seasonal factors, including tropical storms;

•	our ability to timely realize the anticipated benefits of our December 29, 2017 acquisition of the HNZ Offshore Business (as defined below in Item 2 of Part I of this report);

•	the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely;

•	our ability to timely collect our receivables in full;

•	our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets;

•	our ability to develop and implement successful business strategies;

•	changes in fuel prices;

•	our ability to attract and retain key personnel and to avoid work stoppages or other labor problems;

•	changes in our operating plans or strategies, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	environmental and litigation risks; and

•
the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in Item 1A or elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017 or other of our filings with the U.S. Securities and Exchange Commission ("SEC").

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$16,453	$8,770
Short-term investments	30,509	64,237
Accounts receivable – net
Trade	175,372	168,153
Other	22,035	17,826
Inventories of spare parts – net	74,352	80,881
Prepaid expenses	13,201	11,475
Income taxes receivable	649	1,271
Total current assets	332,571	352,613
Property and equipment – net	923,577	946,765
Restricted investments	19,781	12,396
Other assets	10,142	8,741
Deferred income taxes	1,009	3,309
Goodwill	61,299	61,299
Intangibles	15,557	16,723
Total assets	$1,363,936	$1,401,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Senior Notes issued March 17, 2014, net of debt issuance costs of $571	499,429	—
Accounts payable	39,209	37,186
Accrued and other current liabilities	39,557	41,850
Total current liabilities	578,195	79,036
Long-term debt:
Revolving credit facility	—	117,500
Senior Notes issued March 17, 2014, net of debt issuance costs of $1,506	—	498,494
Related Party Term Loan issued September 28, 2018, net of debt issuance costs of $874	129,126	—
Deferred income taxes	74,062	86,005
Other long-term liabilities	5,168	8,157
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	291	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,914,011 and 12,897,614 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,291	1,289
Additional paid-in capital	312,503	308,353
Accumulated other comprehensive income (loss)	(4,094)	(280)
Retained earnings	267,394	303,001
Total shareholders’ equity	577,385	612,654
Total liabilities and shareholders’ equity	$1,363,936	$1,401,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues, net	$168,787	$150,167	$498,400	$431,209
Expenses:
Direct expenses	160,200	136,786	471,509	400,250
Selling, general and administrative expenses	16,255	11,401	46,199	38,691
Total operating expenses	176,455	148,187	517,708	438,941
(Gain) loss on disposal of assets	—	(4)	708	3
Equity in (gain) loss of unconsolidated affiliates, net	(118)	(438)	(162)	1,556
Operating (loss) income	(7,550)	2,422	(19,854)	(9,291)
Interest expense	8,357	8,027	24,894	24,305
Other income – net	(1,845)	(706)	(436)	(2,474)
	6,512	7,321	24,458	21,831
Loss before income taxes	(14,062)	(4,899)	(44,312)	(31,122)
Income tax benefit	(2,531)	(1,622)	(8,705)	(9,324)
Net loss	$(11,531)	$(3,277)	$(35,607)	$(21,798)
Weighted average shares outstanding:
Basic	15,816	15,799	15,811	15,750
Diluted	15,816	15,799	15,811	15,750
Net loss per share:
Basic	$(0.73)	$(0.21)	$(2.25)	$(1.38)
Diluted	$(0.73)	$(0.21)	$(2.25)	$(1.38)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(11,531)	$(3,277)	$(35,607)	$(21,798)
Unrealized gain on short-term investments	—	41	363	370
Currency translation adjustments	(4,718)	—	(4,091)	—
Changes in pension plan assets and benefit obligations	—	(24)	(1)	(2)
Tax effect of the above-listed adjustments	—	(8)	(85)	(134)
Total comprehensive loss	$(16,249)	$(3,268)	$(39,421)	$(21,564)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	Shareholders' Equity
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778
Net loss	—	—	—	—	—	—	(21,798)	(21,798)
Unrealized gain on short-term investments	—	—	—	—	—	235	—	235
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	3,074	—	—	3,074
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	136	13	(10)	—	—	3
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(22)	(2)	(256)	—	—	(258)
Retirement of treasury stock	—	—	—	—	—	—	1,028	1,028
Balance at September 30, 2017	2,906	$291	12,893	$1,289	$307,054	$(244)	$273,671	$582,061

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	Shareholders' Equity
Balance at December 31, 2017	2,906	$291	12,897	$1,289	$308,353	$(280)	$303,001	$612,654
Net loss	—	—	—	—	—	—	(35,607)	(35,607)
Unrealized gain on short-term investments	—	—	—	—		278	—	278
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	4,250	—	—	4,250
Currency translation adjustment	—	—	—	—	—	(4,091)	—	(4,091)
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	27	3	—	—	—	3
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(10)	(1)	(100)	—	—	(101)
Balance at September 30, 2018	2,906	$291	12,914	$1,291	$312,503	$(4,094)	$267,394	$577,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(35,607)	$(21,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,541	50,593
Deferred income taxes	(9,734)	(9,416)
Loss (gain) on asset dispositions	708	3
Equity in loss of unconsolidated affiliate, net	(162)	1,556
Inventory valuation reserves	1,234	(3)
Changes in operating assets and liabilities	(24,028)	(22,803)
Net cash used in operating activities	(8,048)	(1,868)
Investing activities:
Purchase of property and equipment	(22,761)	(49,227)
Proceeds from asset dispositions	1,453	21
Purchase of short-term investments	(284,277)	(268,525)
Purchase of restricted investments	(7,705)	—
Proceeds from sale of short-term investments	318,007	354,250
Loan to unconsolidated affiliate	(274)	—
Net cash provided by investing activities	4,443	36,519
Financing activities:
Debt issuance cost	(874)	—
Proceeds from line of credit	34,295	99,150
Payments on line of credit	(151,795)	(133,150)
Proceeds from Term Loan	130,000	—
Repurchase of common stock	(99)	(256)
Net cash provided by (used in) financing activities	11,527	(34,256)
Effect of exchange rate changes on cash	(239)	—
Increase in cash	7,683	395
Cash, beginning of period	8,770	2,596
Cash, end of period	$16,453	$2,991
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$30,825	$29,536
Income taxes	$1,304	$1,213
Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$223	$21
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and the accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Our financial results, particularly as they relate to our Oil and Gas segment, are influenced by seasonal fluctuations as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.

Going Concern - The financial statements accompanying this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplates our continuation as a going concern. For the reasons described in Note 5, the classification of our senior note indebtedness as current liabilities due within one year and other conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements accompanying this Quarterly Report are filed.

Recently Adopted Accounting Pronouncements - In 2014, the Financial Accounting Standard Board ("the FASB") issued ASC 606, Revenue from Contracts with Customers (“ASC 606”), replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the new standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 became effective on January 1, 2018 and we adopted it using the modified retrospective method applied to open contracts and only to the version of the contracts in effect as of January 1, 2018. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting.  There was no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.
In general, under ASC 606, we recognize revenue when a service or good is sold to a customer and there is a contract. At contract inception, we assess the goods and services promised in our contracts with customers and identify all performance obligations for each distinct promise that transfers a good or service (or bundle of goods or services) to the customer. To identify the performance obligations, we consider all goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Revenue is recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price has been determined and allocated to the performed performance obligations and we have determined that collection has occurred or is probable of occurring.
We measure revenue as the amount of consideration we expect to receive in exchange for the services provided. Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis in the our financial statements. Thus, we exclude taxes imposed on the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
Oil & Gas Revenue Recognition - We provide helicopter services to oil and gas customers operating in the Gulf of Mexico and a number of foreign countries. Revenues are recognized when performance obligations are satisfied over time in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered.
Air Medical Revenue Recognition - We provide helicopter services to hospitals and emergency service providers in several U.S. states, or to individual patients in the U.S. in which case we are paid by either a commercial insurance company, federal or state agency, or the patient. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Revenues related to the independent provider model services are recorded in the period in which we satisfy our performance obligations under contracts by providing our services to our customers based upon established billing rates net of contractual allowances under agreements with third party payors and net of uncompensated care allowances. These amounts are due from patients, third-party payors (including health insurers and government programs), and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients and third-party payors several days after the services are performed. Revenues generated under the traditional provider model are recognized as performance obligations are satisfied over time in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled in exchange for services rendered.
Oil & Gas Performance Obligations - A performance obligation arises under contracts with customers to render services and is the unit of account under ASC 606.  Operating revenue from our Oil and Gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which are competitively bid. A small portion of our Oil and Gas segment revenue is derived from providing services on an "ad-hoc" basis. Our fixed-term contracts typically have original terms of one to seven years (subject to provisions permitting early termination on relatively short notice by the customers), with payment in U.S. dollars. We account for services rendered separately if they are distinct and the services are separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. The nature of our variable charges within our flight services contracts are not effective until a customer-initiated flight order and the actual hours flown are determined; therefore, the associated flight revenue generally cannot be reasonably and reliably estimated before hand. A contract’s standalone selling prices are determined based upon the prices that we charge for our services rendered.  The majority of our revenue is recognized as performance obligations satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less.  We typically invoice customers on a monthly basis with the term between invoicing and when the payment is due typically being between 30 and 60 days.
Air Medical Performance Obligations - Performance obligations are determined based upon the nature of the services provided. Under the independent provider model, we measure the performance obligation from the moment the patient is loaded into the aircraft until it reaches its destination. Under this model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. As an independent provider, we bill for our services on the basis of a flat rate plus a variable charge per patient-loaded mile, regardless of aircraft model, and are typically compensated by private insurance, Medicaid or Medicare, or directly by transported patients who self-pay. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patients receiving air medical services when: (1) services are provided; and (2) we do not believe the patient requires additional services. For the independent provider model, we determine the transaction price based upon gross charges for services provided reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with Company policy, and/or implicit price concessions provided to uninsured patients. We determine estimates of contractual adjustments and discounts based upon contractual agreements, our discount policy, and historical experience. We determine our estimate of implicit price concessions based upon our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups, rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.
Under the traditional provider model, we contract directly with the customer to provide their transportation services. These contracts are typically awarded or renewed through competitive bidding and typically permit early termination by the customer on relatively short notice. As a traditional provider, we typically bill a fixed monthly rate for aircraft availability and an hourly rate for flight time. For each of these types of helicopter services, we have determined that each has a single distinct performance obligation. Traditional provider models services include fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. The variable charges within such contracts are not effective until the customer initiates a flight order and the actual hours flown are determined; therefore, the associated revenue generally cannot be reasonably and reliably estimated beforehand. For the traditional provider model, we determine the transaction price based upon standard charges for goods and services provided.

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

As of September 30, 3018 and December 31, 2017, receivables related to our (i) Oil and Gas segment were $103.1 million and $106.8 million, (ii) Air Medical segment were $91.8 million and $74.4 million and (iii) Technical Services segment were $2.5 million and $4.8 million, respectively. Contract assets and contract liabilities were immaterial as of September 30, 2018. Our contracts typically include termination clauses that allow both parties to terminate existing contracts with a 30 to 180 day notice period.

We generally have a right to consideration in an amount that corresponds directly with the value to the customer of the entity's performance completed to date and may recognize revenue in the amount to which the entity has a right to invoice. We have elected to use the invoice practical expedient for revenue recognized when performance obligations are satisfied over time. In addition, payment for goods and services rendered is typically due in the subsequent month following satisfaction of our performance obligation.

Our Technical Services segment provides helicopter flight services and helicopter repair and overhaul services for existing flight operations customers that own their own aircraft. Under this segment, we periodically provide certain services to governmental customers, including our agreement to operate six aircraft for the National Science Foundation in Antarctica. Under this segment, we also offer certain software as a service to our Oil and Gas customers. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration we expect to be entitled to in exchange for services rendered.   For these helicopter services, we determined that each has a single distinct performance obligation.
The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Service Revenue
Oil & Gas	$93,338	$75,700	$286,046	$222,098
Air Medical	70,192	70,280	194,331	192,840
Technical Services	5,257	4,187	18,023	16,271
Total Services	$168,787	$150,167	$498,400	$431,209

Air Medical Revenue
Traditional provider model	$12,414	$11,816	$36,371	$35,427
Independent provider model	57,778	58,464	157,960	157,413
Total Air Medicals Revenues	$70,192	$70,280	$194,331	$192,840

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for periods beginning on or after December 15, 2019, with early adoption permitted. We adopted ASU 2017-04 effective January 1, 2018. We will perform goodwill impairment testing under the new standard annually as of October 1st or when events or changes in circumstances indicate that a potential impairment exist.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. We adopted this ASU in the fourth quarter of 2017 on a prospective basis. Beginning with the December 31, 2017 balances, all deferred taxes were classified as non-current. Periods prior to December 31, 2017 were not retrospectively adjusted.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted ASU 2016-16 effective January 1, 2018 with no material impact to the condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard is expected to result in fewer acquisitions of properties qualifying as acquisitions of businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and should be applied on a prospective basis. We adopted ASU 2017-01 effective January 1, 2018 with no material impact to the condensed consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which significantly reformed the U.S. Internal Revenue Code (the “Code”). The Tax Act, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Following the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118 - "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. As of December 31, 2017, we had not completed its accounting for the tax effects of the Tax Act, but did remeasure its net deferred tax liability at December 31, 2017 and provisionally recognized a net benefit of $49.2 million in its consolidated statement of operations for the year ended December 31, 2017.  As of September 30, 2018, we had not completed its accounting for the tax effects of the Tax Act and had not recorded any adjustments to the original provisional estimate. Although it does not anticipate any material adjustments related to the Tax Act, we will continue analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to changes to its current provisional estimates. Our estimates may be affected by a wide variety of factors, including additional regulatory guidance issued with respect to the Tax Act.  In accordance with SAB 118, any subsequent adjustments to our provisional estimate will be recorded in the 4th quarter of 2018.
New Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance on leasing transactions in ASC 840 to require recognition of the assets and liabilities for the rights and obligations created by those leases on the balance sheet. We have formed an implementation team that is inventorying leases under ASC 840 and contracts which may be leases under ASC 842, and evaluating the impact that adoption of this guidance will have on the Company’s financial statements, which includes monitoring industry specific developments including recent exposure drafts issued by the FASB. The Company is continuing work to complete the implementation of an information technology system to track and account for its leases and of changes to its internal controls and accounting policies to support the accounting for leases under ASU 2016-02. Based on our lease portfolio as of September 30, 2018, we expect the adoption of this standard will result in a material change to our consolidated assets and liabilities. We plan to adopt this standard beginning January 1, 2019.
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
Investments consisted of the following as of September 30, 2018:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$50,290	$—	$—	$50,290
Deferred compensation plan assets included in other assets	852	—	—	852
Total	$51,142	$—	$—	$51,142

Investments consisted of the following as of December 31, 2017:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$—	$—	$5,601
U.S. government agencies	7,501	—	(34)	7,467
Corporate bonds and notes	63,880	—	(330)	63,550
Subtotal	76,982	—	(364)	76,618
Deferred compensation plan assets included in other assets	2,685	—	—	2,685
Total	$79,667	$—	$(364)	$79,303

At September 30, 2018 and December 31, 2017, we classified $19.8 million and $12.4 million, respectively of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as restricted cash and investments, as they are securing outstanding letters of credit with maturities beyond one year.
The following table presents the cost and fair value of our debt investments based on maturities as of:

	September 30, 2018		December 31, 2017
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$—	$—	$31,348	$31,254
Due within two years	—	—	40,032	39,763
Total	$—	$—	$71,380	$71,017

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of:

	September 30, 2018		December 31, 2017
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
U.S. Government agencies	—	0	1.370	370
Corporate bonds and notes	—	0	1.766	392

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of:

	September 30, 2018		December 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$—	$—	$5,472	$(28)
Corporate bonds and notes	—	—	44,069	(271)
Total	$—	$—	$49,541	$(299)

The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for more than twelve months as of:

	September 30, 2018		December 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. Government agencies	$—	$—	$1,994	$(6)
Corporate bonds and notes	—	—	19,482	(59)
Total	$—	$—	$21,476	$(65)
From time to time over the periods covered in our financial statements included herein (and as illustrated in the foregoing tables), our investments have experienced net unrealized losses. We consider these declines in market value to be due to customary market fluctuations, and we typically do not plan to sell these investments prior to maturity. For these reasons, we do not consider any of our investments to be other than temporarily impaired at December 31, 2017. For additional information regarding our criteria for making these assessments, see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

3. VALUATION ACCOUNTS
We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $6.8 million and $7.2 million at September 30, 2018, and December 31, 2017, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $119.9 million and $117.8 million as of September 30, 2018 and December 31, 2017, respectively. The allowance for uncompensated care was $64.7 million and $52.5 million as of September 30, 2018 and December 31, 2017, respectively.
Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $2.2 million and $1.3 million for the quarters ended September 30, 2018 and 2017, respectively. The value of these services was $7.1 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated cost of providing charity services was $0.5 million and $0.3 million for the quarters ended September 30, 2018 and 2017, respectively. The estimated cost of providing charity services was $1.7 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.
The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) as of the dates listed below was as follows:

	September 30, 2018	December 31, 2017
Allowance for Contractual Discounts	48%	53%
Allowance for Uncompensated Care	26%	24%
We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $23.1 million and $20.9 million at September 30, 2018 and December 31, 2017, respectively.
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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

	September 30, 2018
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$50,290	$50,290	$—
Deferred compensation plan assets	852	852	—
Total	$51,142	$51,142	$—

	December 31, 2017
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$5,601	$—
U.S. government agencies	7,467	—	7,467
Corporate bonds and notes	63,550	—	63,550
	76,618	5,601	71,017
Deferred compensation plan assets	2,685	2,685	—
Total	$79,303	$8,286	$71,017

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
Cash, accounts receivable, accounts payable and accrued liabilities, and term loan / revolving credit facility debt all had fair values approximating their carrying amounts at September 30, 2018 and December 31, 2017. We determine the estimated fair value of our 5.25% Senior Notes due 2019 using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes due 2019, based on quoted market prices, was $477.1 million and $499.2 million at September 30, 2018 and December 31, 2017, respectively.

5. DEBT
Listed below is information regarding our indebtedness. All indebtedness owed under our Senior Notes as of September 30, 2018 is classified as short-term debt on our balance sheet as of such date.

	September 30, 2018		December 31, 2017
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019	$500,000	$571	$500,000	$1,506
Revolving Credit Facility due March 7, 2019 with a group of commercial banks, interest payable at variable rates	—	—	117,500	—
Related Party Term Loan - Thirty Two L.L.C., interest payable quarterly at 6%, due September 28, 2020	$130,000	$874	$—	$—
Total indebtedness	$630,000	$1,445	$617,500	$1,506
Senior Notes - Our 5.25% Senior Notes (the “2019 Notes”) will mature on March 15, 2019, are unconditionally guaranteed on a senior basis by each of PHI, Inc.’s wholly-owned domestic subsidiaries. These notes and related guarantees are the general, unsecured obligations of PHI, Inc. and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2018 at par plus accrued interest. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments. Upon the occurrence of a “Change in Control Repurchase Event” (as defined in the 2019 Indenture), PHI will be required, unless it has previously elected to redeem the 2019 Notes as described above, to make an offer to purchase the 2019 Notes for a cash price equal to 101% of their principal amount.

Related Party Term Loan - On September 28, 2018, we entered into a term loan agreement with Thirty Two L.L.C., which provided us with a term loan of $130 million maturing on September 28, 2020. This loan bears interest at an annual fixed rate of 6% payable quarterly, with all principal due on maturity. Thirty Two L.L.C., an entity wholly-owned by our CEO and controlling shareholder, is a related party.
Contemporaneously with borrowing $130.0 million under the term loan, we applied approximately $122.7 million of the loan proceeds to repay principal and accrued interest under our senior secured revolving credit facility, which was terminated in connection with such repayment, and applied the remainder of the proceeds to cash collateralize certain outstanding letters of credit.
Obligations under the term loan are guaranteed by PHI Air Medical, L.L.C. and PHI Tech Services, Inc., both of which are wholly-owned by us. Our obligations and the guarantors’ obligations are secured by all of their respective inventory, spare parts and accounts receivable located in the U.S.
The term loan agreement contains customary restrictive covenants that, subject to certain exceptions and limitations, limit or restrict our ability to, among other things, (i) purchase, retire or redeem any shares of our capital stock; (ii) incur indebtedness; (iii) mortgage or encumber our assets; (iv) make loans to, or guarantee the indebtedness of, any individual or entity; (v) effect a change of control of PHI; (vi) consolidate with or merge into any other corporation, or permit any other corporation to merge into us; (vii) sell or lease all or substantially all of our assets; or (viii) acquire all or a substantial part of the assets or capital stock of another entity. The term loan agreement contains no financial covenants. The term loan agreement contains customary representations and warranties, affirmative covenants and events of default.
Letter of Credit - At September 30, 2018, we had $19.8 million of outstanding letters of credit secured by a like amount of restricted cash, $12.0 million of which secured certain domestic operations or insurance policies and $7.8 million of which guaranteed our performance under an international contract. At December 31, 2017, we had $19.6 million of outstanding letters of credit issued for the same purposes.
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

Liquidity - Our outstanding senior notes mature on March 15, 2019. As such, our senior note indebtedness is now due within less than one year. Beginning with our consolidated financial statements as of and for the quarter ended March 31, 2018, we have been required to classify under GAAP all such indebtedness as current liabilities on our consolidated balance sheets.
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
Based on our discussions to date with our advisors and current market conditions, we believe there are several possible transactions that could, if timely and successfully consummated, help us discharge our short-term indebtedness. Nonetheless, because our plans have not been finalized, and therefore not within our control, these plans cannot be considered probable. Consequently, in accordance with the Standard, these conditions in the aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date the accompanying financial statements were filed. For additional information about our prior and current refinancing plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

6. EARNINGS PER SHARE
The components of basic and diluted earnings per share for the quarter and nine months ended September 30, 2018 and 2017 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,816	15,799	15,811	15,750
Dilutive effect of unvested restricted stock units	—	—	—	—
Weighted average outstanding shares of common stock, diluted (1)	15,816	15,799	15,811	15,750

(1)
For the quarters ended September 30, 2018 and 2017, 108,424 and -0- unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively, as they were anti-dilutive to earnings per share. For the nine months ended on both September 30, 2018 and 2017, -0- unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, as they were anti-dilutive to earnings per share.

7. STOCK-BASED COMPENSATION
We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the quarter and nine months ended September 30, 2018 and 2017.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$1,085	$582	$2,162	$1,678
Performance-based restricted stock units	1,033	689	2,088	1,396
Total stock-based compensation expense	$2,118	$1,271	$4,250	$3,074
During the quarter and nine months ended September 30, 2018, 5,001 and 326,832 time-based restricted units, respectively and -0- and 448,012 performance-based restricted units, respectively, were awarded to managerial employees.
During the quarter and nine months ended September 30, 2017, 26,296 and 472,913 time-based restricted units, respectively and 4,646 and 371,045 performance-based restricted units were awarded to managerial employees, respectively.
8. ASSET DISPOSALS
During the first quarter of 2018, we disposed of one light aircraft previously utilized in the Air Medical segment and donated to a charitable organization one aircraft previously used in our Oil and Gas segment. During the second quarter of 2018, we disposed of one medium and one light aircraft previously utilized in the Oil & Gas segment. During the third quarter of 2018, we disposed of one medium aircraft previously utilized in the Oil & Gas segment. These aircraft no longer met our strategic needs. Aggregate cash proceeds totaled $1.5 million, resulting in a $0.7 million loss on the disposal of these assets.
There were no sales or disposals of aircraft during the first quarter of 2017. During the second quarter of 2017, we disposed of five medium aircraft. During the third quarter of 2017, we disposed of one medium aircraft and related parts inventory utilized in the Oil and Gas segment. These aircraft no longer met our strategic needs.
9. COMMITMENTS AND CONTINGENCIES
Commitments – We currently have no aircraft purchase commitments.
Total aircraft deposits of $0.5 million were included in Other Assets as of September 30, 2018. This amount represents a deposit on a future lease buyout option. In the event we do not exercise the buyout option, the deposit will be applied against lease payments.
Environmental Matters – We have recorded an estimated liability of $0.15 million as of September 30, 2018 for environmental response costs. Previously, we conducted environmental surveys of our former Lafayette Facility located at the Lafayette Regional Airport, which we vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality ("LDEQ") and the Louisiana Department of Natural Resources ("LDNR"). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, we have performed groundwater sampling of the required groundwater monitor well installations at both parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, we provided groundwater sample results semi-annually to the LDEQ for both parcels from 2005 to 2015. The LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on our working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, we believe that ultimate remediation costs for the subject parcels will not be material to our consolidated financial position, operations or cash flows.
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

At September 30, 2018, we had approximately $173.2 million in aggregate commitments under operating leases of which approximately $11.0 million is payable through the fourth quarter of 2018. The total lease commitments include $154.1 million for aircraft and $19.1 million for facility lease commitments.

As of September 30, 2018, we had options to purchase aircraft under leases, with such purchase options becoming exercisable in 2019 and 2020. The aggregate option purchase prices are $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise the purchase options arising over the next year, unless opportunistic conditions arise.

A majority of our aircraft operating leases contain financial covenants that are substantially similar to the financial covenants that were contained in our revolving credit facility at the time the leases were entered into. We have solicited and received amendments and waivers of certain covenants in some of these leases. We remain in active discussions with our aircraft lessors to resolve open issues and pursue any additional waivers or amendments that may be required, but cannot assure you that these efforts will be successful.

Generally in the event of a default, the applicable lessor has the option of terminating the lease and requiring the return of the leased aircraft, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position. Defaults caused by payment failures or resulting in the acceleration of payment obligations would constitute an event of default under our senior notes if they involve sums in an aggregate amount in excess of $20 million. Our term loan and many of our operating leases contain similar cross-default or cross-acceleration provisions. Thus, our failure to meet the financial covenants in our operating lease agreements could ultimately result in the acceleration of significant obligations under other of our finance or lease instruments

10. GOODWILL
Our Goodwill represents the amount by which our purchase price for the HNZ Offshore Business exceeded the fair value of net assets acquired. Goodwill has an indefinite useful life and is not amortized. We test goodwill for impairment annually as of October 1st or when events or changes in circumstances indicate that a potential impairment exists.
Goodwill of $61.3 million as of September 30, 2018 and December 31, 2017 was as follows:

	Oil & Gas	Air Medical	Technical Services	Total
Balance December 31, 2017	$61,299	—	—	$61,299
Activity	—	—	—	—
Balance September 30, 2018	$61,299	—	—	$61,299

11. OTHER INTANGIBLE ASSETS
Intangible assets with finite useful lives are amortized over estimated useful lives on a straight-line basis. Our intangible assets, which arose in connection with our acquisition of the HNZ Offshore Business, consist of the following (in thousands):

	Estimated Useful Lives	Gross Amount at December 31, 2017	Accumulated Amortization	Net Balance at September 30, 2018
Customer Relationship	15	$11,622	$(581)	$11,041
Non-Compete Agreements	5	900	(135)	765
Trade Names	7	4,201	(450)	3,751
Total		$16,723	$(1,166)	$15,557
Based on the carrying values of our intangible assets at September 30, 2018, we estimate our amortization expense for the next five years (2018 through 2022) to be $1.6 million per year. For the quarter and nine months ended September 30, 2018, amortization expense was $0.4 million and $1.2 million, respectively.

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
Oil and Gas Segment - Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico and a number of foreign countries. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 35 or more years, and ENI Petroleum, with whom we have worked for more than 20 years. At September 30, 2018, we had available for use 126 aircraft in this segment.

Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination upon relatively short notice by the customers), with payment in U.S. dollars. For the quarters ended September 30, 2018 and 2017, respectively, approximately 55% and 50% of our total operating revenues were generated by our Oil and Gas segment, with approximately 85% and 89% of these revenues from fixed-term customer contracts. For the nine months ended September 30, 2018 and 2017, respectively, approximately 57% and 51% of our total operating revenues were generated by our Oil and Gas segment, with approximately 87% and 90% of these revenues from fixed-term customer contracts. The remaining 13% and 10% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.
Air Medical Segment - The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S. As of September 30, 2018, our Air Medical segment operated approximately 108 aircraft in 18 states at 80 separate locations.

For the quarters ended September 30, 2018 and 2017, approximately 42% and 47% of our total operating revenues were generated by our Air Medical segment, respectively. For the nine months ended September 30, 2018 and 2017, approximately 39% and 45% of our total operating revenues were generated by our Air Medical segment.

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
Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows for the periods listed below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for contractual discounts	65%	65%	66%	66%
Provision for uncompensated care	10%	6%	8%	7%

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

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows for the periods listed below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Insurance	70%	73%	71%	72%
Medicare	20%	17%	20%	18%
Medicaid	9%	9%	8%	9%
Self-Pay	1%	1%	1%	1%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty. Those contracts generated approximately 17% and 15% of the segment’s revenues for the quarters ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, these contracts generated approximately 17% of the segment's revenues.
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
For each of the quarters ended September 30, 2018 and 2017, approximately 3% of our total operating revenues were generated by our Technical Services segment. For each of the nine month periods ended September 30, 2018 and 2017, approximately 4% of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters and nine months ended September 30, 2018 and 2017 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$93,338	$75,700	$286,046	$222,098
Air Medical	70,192	70,280	194,331	192,840
Technical Services	5,257	4,187	18,023	16,271
Total operating revenues, net	168,787	150,167	498,400	431,209
Segment direct expenses (1) (2)
Oil and Gas (1)	94,832	81,467	285,818	236,878
Air Medical	60,358	51,120	170,966	152,363
Technical Services	4,892	3,761	14,563	12,565
Total direct expenses	160,082	136,348	471,347	401,806
Segment selling, general and administrative expenses
Oil and Gas	4,321	1,148	13,642	4,501
Air Medical	3,666	3,136	10,087	9,280
Technical Services	356	338	1,066	1,032
Total segment selling, general and administrative expenses	8,343	4,622	24,795	14,813
Total segment direct and selling, general and administrative expenses	168,425	140,970	496,142	416,619
Net segment (loss) profit
Oil and Gas	(5,815)	(6,915)	(13,414)	(19,281)
Air Medical	6,168	16,024	13,278	31,197
Technical Services	9	88	2,394	2,674
Total net segment profit	362	9,197	2,258	14,590

Other, net (3)	1,845	710	(272)	2,471
Unallocated selling, general and administrative costs (1) (4)	(7,912)	(6,779)	(21,404)	(23,878)
Interest expense	(8,357)	(8,027)	(24,894)	(24,305)
(Loss) earnings before income taxes	$(14,062)	$(4,899)	$(44,312)	$(31,122)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$13,175	$9,615	$36,444	$29,301
Air Medical	5,274	4,885	16,989	15,581
Technical Services	128	146	415	440
Total	$18,577	$14,646	$53,848	$45,322
Unallocated SG&A	$2,366	$1,936	$5,693	$5,271

(2)	Includes equity in (earnings) of unconsolidated affiliates, net.

(3)	Consists of (gains) losses on disposition of property and equipment and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

13. INVESTMENT IN VARIABLE INTEREST ENTITY
We account for our investment in PHI Century Limited ("PHIC") as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of September 30, 2018, we had a 49% investment in the common stock of PHIC, a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended September 30, 2018, we recorded gain in equity of this unconsolidated affiliate of $0.1 million compared to loss in equity of $0.1 million for the quarter ended September 30, 2017 relative to our 49% equity ownership. For the nine months ended September 30, 2018 and 2017, we recorded a gain in equity of this unconsolidated affiliate of less than $0.2 million and a loss of $1.0 million relative to our 49% equity ownership, respectively. We had $4.4 million and $4.0 million of trade receivables from PHIC as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, we loaned PHIC $0.4 million for operating purposes. This loan balance is included in Accounts receivable - other on our Condensed Consolidated Balance Sheets at September 30, 2018. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $0.5 million at September 30, 2018 and $0.3 million at December 31, 2017.
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

The transactions reflected in “Due to/from affiliates, net” in the following condensed consolidated statements of cash flows primarily consist of centralized cash management activities between PHI, Inc. and its subsidiaries, pursuant to which cash earned by the guarantor subsidiaries is regularly transferred to PHI, Inc. to be centrally managed. Because these balances are treated as short-term borrowings of the Parent Company, serve as a financing and cash management tool to meet our short-term operating needs, turn over quickly and are payable to the guarantor subsidiaries on demand, we present borrowings and repayments with our affiliates on a net basis within the condensed consolidating statement of cash flows. Net receivables from our affiliates are considered advances and net payables to our affiliates are considered borrowings, and both changes are presented as financing activities in the following condensed consolidating statements of cash flows. See "-Other" in Note 5.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$9,905	$1,880	$4,668	$—	$16,453
Short-term investments	30,509	—	—	—	30,509
Accounts receivable – net	75,970	95,340	29,574	(3,477)	197,407
Intercompany receivable	—	92,338	—	(92,338)	—
Inventories of spare parts – net	60,914	10,646	2,792	—	74,352
Prepaid expenses	9,364	2,640	1,197	—	13,201
Income taxes receivable	139	510	—	—	649
Total current assets	186,801	203,354	38,231	(95,815)	332,571

Investment in subsidiaries	415,980	—	—	(415,980)	—
Property and equipment – net	598,363	286,015	39,199	—	923,577
Restricted cash and investments	19,781	—	—	—	19,781
Other assets	140,265	1,042	(131,165)	—	10,142
Deferred income tax	—	—	1,009	—	1,009
Goodwill	—	—	61,299	—	61,299
Intangible assets	—	—	15,557	—	15,557
Total assets	$1,361,190	$490,411	$24,130	$(511,795)	$1,363,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$499,429	$—	$—	$—	$499,429
Accounts payable	32,458	5,200	5,028	(3,477)	39,209
Accrued and other current liabilities	18,781	14,053	6,723	—	39,557
Intercompany payable	81,384	—	10,954	(92,338)	—
Total current liabilities	632,052	19,253	22,705	(95,815)	578,195

Long-term debt	129,126	—	—	—	129,126
Deferred income taxes and other long-term liabilities	18,536	57,439	3,255	—	79,230
Shareholders’ Equity:
Common stock and paid-in capital	314,085	77,952	1,510	(79,462)	314,085
Accumulated other comprehensive loss	(3)	—	(4,091)	—	(4,094)
Retained earnings	267,394	335,767	751	(336,518)	267,394
Total shareholders’ equity	581,476	413,719	(1,830)	(415,980)	577,385
Total liabilities and shareholders’ equity	$1,361,190	$490,411	$24,130	$(511,795)	$1,363,936

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended September 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$75,654	$72,396	$22,027	$(1,290)	$168,787
Expenses:
Direct expenses	83,935	62,045	15,510	(1,290)	160,200
Selling, general and administrative expenses	9,987	3,666	2,606	(4)	16,255
Total operating expenses	93,922	65,711	18,116	(1,294)	176,455
Gain on disposal of assets, net	—	—	—	—	—
Equity in income of unconsolidated affiliates, net	(118)	—	—	—	(118)
Operating (loss) income	(18,150)	6,685	3,911	4	(7,550)
Equity in net income of consolidated subsidiaries	(10,381)	—	—	10,381	—
Interest expense	8,356	1	—	—	8,357
Other income, net	(301)	—	(1,548)	4	(1,845)
	(2,326)	1	(1,548)	10,385	6,512
(Loss) earnings before income taxes	(15,824)	6,684	5,459	(10,381)	(14,062)
Income tax (benefit) expense	(4,293)	—	1,762	—	(2,531)
Net (loss) earnings	$(11,531)	$6,684	$3,697	$(10,381)	$(11,531)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Quarter Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$79,644	$70,692	$7,784	$(7,953)	$150,167
Expenses:
Direct expenses	83,727	51,247	9,765	(7,953)	136,786
Selling, general and administrative expenses	8,240	3,141	24	(4)	11,401
Total operating expenses	91,967	54,388	9,789	(7,957)	148,187
Loss (gain) on disposal of assets, net	(4)	—	—	—	(4)
Equity in (income) loss of consolidated affiliate	112	—	(550)	—	(438)
Operating (loss) income	(12,431)	16,304	(1,455)	4	2,422
Equity in net income of consolidated subsidiaries	(14,850)	—	—	14,850	—
Interest expense	8,027	—	—	—	8,027
Other income, net	(709)	(1)	—	4	(706)
	(7,532)	(1)	—	14,854	7,321
(Loss) earnings before income taxes	(4,899)	16,305	(1,455)	(14,850)	(4,899)
Income tax (benefit) expense	(1,622)	—	—	—	(1,622)
Net (loss) earnings	$(3,277)	$16,305	$(1,455)	$(14,850)	$(3,277)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$233,608	$199,823	$68,065	$(3,096)	$498,400
Expenses:
Direct expenses	246,888	175,673	52,045	(3,097)	471,509
Selling, general and administrative expenses	27,129	10,089	8,994	(13)	46,199
Total operating expenses	274,017	185,762	61,039	(3,110)	517,708
Loss (gain) on disposal of assets, net	729	—	(21)	—	708
Equity in income of unconsolidated affiliates, net	(162)	—	—	—	(162)
Operating (loss) income	(40,976)	14,061	7,047	14	(19,854)
Equity in net income of consolidated subsidiaries	(18,542)	—	—	18,542	—
Interest expense	24,888	2	4	—	24,894
Other income, net	(359)	—	(91)	14	(436)
	5,987	2	(87)	18,556	24,458
(Loss) earnings before income taxes	(46,963)	14,059	7,134	(18,542)	(44,312)
Income tax (benefit) expense	(11,356)	—	2,651	—	(8,705)
Net (loss) earnings	$(35,607)	$14,059	$4,483	$(18,542)	$(35,607)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Nine Months Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$228,973	$197,022	$15,987	$(10,773)	$431,209
Expenses:
Direct expenses	238,669	155,434	16,920	(10,773)	400,250
Selling, general and administrative expenses	29,265	9,296	144	(14)	38,691
Total operating expenses	267,934	164,730	17,064	(10,787)	438,941
Loss (gain) on disposal of assets, net	4	(1)	—	—	3
Equity in loss of unconsolidated affiliate	1,040	—	516	—	1,556
Operating (loss) income	(40,005)	32,293	(1,593)	14	(9,291)
Equity in net income of consolidated subsidiaries	(32,093)	—	—	32,093	—
Interest expense	24,283	22	—	—	24,305
Other income, net	(2,486)	(2)	—	14	(2,474)
	(10,296)	20	—	32,107	21,831
(Loss) earnings before income taxes	(29,709)	32,273	(1,593)	(32,093)	(31,122)
Income tax (benefit) expense	(7,911)	(1,413)	—	—	(9,324)
Net (loss) earnings	$(21,798)	$33,686	$(1,593)	$(32,093)	$(21,798)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended September 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(11,531)	$6,684	$3,697	$(10,381)	$(11,531)
Unrealized gain on short-term investments	—	—	—	—	—
Currency translation adjustments	—	—	(4,718)	—	(4,718)
Changes in pension plan asset and benefit obligation	—	—	—	—	—
Tax effect of the above-listed adjustments	—	—	—	—	—
Total comprehensive (loss) income	$(11,531)	$6,684	$(1,021)	$(10,381)	$(16,249)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the Quarter Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(3,277)	$16,305	$(1,455)	$(14,850)	$(3,277)
Unrealized gain on short-term investments	41	—	—	—	41
Changes in pension plan asset and benefit obligations	(24)	—	—	—	(24)
Tax effect of the above-listed adjustments	(8)	—	—	—	(8)
Total comprehensive (loss) income	$(3,268)	$16,305	$(1,455)	$(14,850)	$(3,268)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(35,607)	$14,059	$4,483	$(18,542)	(35,607)
Unrealized gain on short-term investments	363	—	—	—	363
Currency translation adjustment	—	—	(4,091)	—	(4,091)
Changes in pension plan asset and benefit obligation	(1)	—	—	—	(1)
Tax effect of the above-listed adjustments	(85)	—	—	—	(85)
Total comprehensive (loss) income	$(35,330)	$14,059	$392	$(18,542)	$(39,421)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(21,798)	$33,686	$(1,593)	$(32,093)	(21,798)
Unrealized gain on short-term investments	370	—	—	—	370
Changes in pension plan asset and benefit obligations	(2)	—	—	—	(2)
Tax effect of the above-listed adjustments	(134)	—	—	—	(134)
Total comprehensive (loss) income	$(21,564)	$33,686	$(1,593)	$(32,093)	$(21,564)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(25,451)	$6,439	$10,964	$—	$(8,048)
Investing activities:
Purchase of property and equipment	(20,580)	—	(2,181)	—	(22,761)
Proceeds from asset dispositions	1,453	—	—	—	1,453
Purchase of short-term investments	(284,277)	—	—	—	(284,277)
Purchase of restricted investments	(7,705)	—	—	—	(7,705)
Proceeds from sale of short-term investments	318,007	—	—	—	318,007
Loan to unconsolidated affiliate	(274)	—	—	—	(274)
Net cash (used in) investing activities	6,624	—	(2,181)	—	4,443
Financing activities:
Debt issuance costs	(874)	—	—	—	(874)
Proceeds from line of credit	34,295	—	—	—	34,295
Payments on line of credit	(151,795)	—	—	—	(151,795)
Proceeds from Term Loan	130,000				130,000
Due to/from affiliate, net	17,158	(5,631)	(11,527)	—	—
Repurchase of common stock	(99)	—	—	—	(99)
Net cash provided by (used in) financing activities	28,685	(5,631)	(11,527)	—	11,527
Effect of exchange rate changes on cash	—	—	(239)	—	(239)
Increase (decrease) in cash	9,858	808	(2,983)	—	7,683
Cash, beginning of period	47	1,072	7,651	—	8,770
Cash, end of period	$9,905	$1,880	$4,668	$—	$16,453

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the Nine Months Ended September 30, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43,328)	$33,670	$7,790	$—	$(1,868)
Investing activities:
Purchase of property and equipment	(49,227)	—	—	—	(49,227)
Proceeds from asset dispositions	21	—	—	—	21
Purchase of short-term investments	(268,525)	—		—	(268,525)
Proceeds from sale of short-term investments	354,250	—		—	354,250
Payments of deposits on aircraft	—	—		—	—
Net cash provided by investing activities	36,519	—	—	—	36,519
Financing activities:
Proceeds from line of credit	99,150	—	—	—	99,150
Payments on line of credit	(133,150)	—	—	—	(133,150)
Repurchase of common stock	(256)	—	—	—	(256)
Due to/from affiliate, net	41,079	(34,699)	(6,380)	—	—
Net cash provided by (used in) financing activities	6,823	(34,699)	(6,380)	—	(34,256)
Increase (decreased) in cash	14	(1,029)	1,410	—	395
Cash, beginning of period	36	2,100	460	—	2,596
Cash, end of period	$50	$1,071	$1,870	$—	$2,991

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

•
Our recent acquisition of the HNZ Offshore Business has increased the scope of our Oil and Gas segment. On December 29, 2017, we acquired the offshore helicopter services business formerly conducted by HNZ Group, Inc. ("HNZ") in New Zealand, Australia, the Philippines and Papua New Guinea (the “HNZ Offshore Business”). Our consolidated financial statements include the accounts of the HNZ Offshore Business beginning on January 1, 2018. Accordingly, you should consider the impact of our acquisition of the HNZ Offshore Business when comparing our results of operations for periods ending September 30, 2018 to our results for any prior periods.

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 80%, 81%, 81% and 74% of our Air Medical segment revenues for the nine months ended September 30, 2018, and the years ended December 31, 2017, 2016 and 2015, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities,

which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. These changes have created overcapacity in the offshore flight services industry and have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. Although various experts believe the negative consequences of the market downturn have crested, we cannot assure you of this. For information on the adverse impact of this market downturn on our liquidity, see “- Liquidity and Capital Resources - Cash Flow - Liquidity” below.

Results of Operations
The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarters ended September 30, 2018 and 2017.

	Quarter Ended September 30,		Favorable (Unfavorable)
	2018	2017
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$93,338	$75,700	$17,638
Air Medical	70,192	70,280	(88)
Technical Services	5,257	4,187	1,070
Total operating revenues, net	168,787	150,167	18,620
Segment direct expenses
Oil and Gas (1)	94,832	81,467	(13,365)
Air Medical	60,358	51,120	(9,238)
Technical Services	4,892	3,761	(1,131)
Total direct expenses	160,082	136,348	(23,734)
Segment selling, general and administrative expenses
Oil and Gas	4,321	1,148	(3,173)
Air Medical	3,666	3,136	(530)
Technical Services	356	338	(18)
Total segment selling, general and administrative expenses	8,343	4,622	(3,721)
Total segment direct and selling, general and administrative expenses	168,425	140,970	(27,455)
Net segment (loss) profit
Oil and Gas	(5,815)	(6,915)	1,100
Air Medical	6,168	16,024	(9,856)
Technical Services	9	88	(79)
Total net segment profit (2)	362	9,197	(8,835)

Other, net (3)	1,845	710	1,135
Unallocated selling, general and administrative costs (4)	(7,912)	(6,779)	(1,133)
Interest expense	(8,357)	(8,027)	(330)
(Loss) earnings before income taxes	(14,062)	(4,899)	(9,163)
Income tax benefit	(2,531)	(1,622)	909
Net loss	$(11,531)	$(3,277)	$(8,254)

Flight hours:
Oil and Gas	20,540	21,178	(638)
Air Medical (5)	10,277	9,743	534
Technical Services	83	—	83
Total	30,900	30,921	(21)

Air Medical Transports (6)	5,311	5,162	149

(1)	Includes Equity in gain/loss of unconsolidated affiliate.

(2)
Total net segment profit has not been prepared in accordance with GAAP. Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Quarter Ended September 30,
	2018	2017
Total net segment profit	$362	$9,197
Other, net	1,845	710
Unallocated selling, general and administrative costs	(7,912)	(6,779)
Interest expense	(8,357)	(8,027)
(Loss) before income taxes	$(14,062)	$(4,899)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 2,560 flight hours associated with traditional provider contracts during the third quarter of 2018, compared to 2,283 flight hours in the prior year quarter.

(6)	Represents individual patient transports for the period.

The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2018	2017
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$286,046	$222,098	$63,948
Air Medical	194,331	192,840	1,491
Technical Services	18,023	16,271	1,752
Total operating revenues, net	498,400	431,209	67,191
Segment direct expenses
Oil and Gas (1)	285,818	236,878	(48,940)
Air Medical	170,966	152,363	(18,603)
Technical Services	14,563	12,565	(1,998)
Total direct expenses	471,347	401,806	(69,541)
Segment selling, general and administrative expenses
Oil and Gas	13,642	4,501	(9,141)
Air Medical	10,087	9,280	(807)
Technical Services	1,066	1,032	(34)
Total segment selling, general and administrative expenses	24,795	14,813	(9,982)
Total segment direct and selling, general and administrative expenses	496,142	416,619	(79,523)
Net segment (loss) profit
Oil and Gas	(13,414)	(19,281)	5,867
Air Medical	13,278	31,197	(17,919)
Technical Services	2,394	2,674	(280)
Total net segment profit (2)	2,258	14,590	(12,332)

Other, net (3)	(272)	2,471	(2,743)
Unallocated selling, general and administrative costs (4)	(21,404)	(23,878)	2,474
Interest expense	(24,894)	(24,305)	(589)
(Loss) earnings before income taxes	(44,312)	(31,122)	(13,190)
Income tax benefit	(8,705)	(9,324)	(619)
Net loss	$(35,607)	$(21,798)	$(13,809)

Flight hours:
Oil and Gas	63,518	58,335	5,183
Air Medical (5)	29,100	27,787	1,313
Technical Services	562	511	51
Total	93,180	86,633	6,547

Air Medical Transports (6)	14,635	14,580	55

Aircraft operated at period end: (7)
Oil and Gas (8)	126	126
Air Medical (9)	108	105
Technical Services	6	6
Total	240	237

(1)	Includes Equity in gain/loss of unconsolidated affiliate.

(2)
Total net segment profit has not been prepared in accordance with GAAP. Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Nine Months Ended September 30,
	2018	2017
Total net segment profit	$2,258	$14,590
Other, net	(272)	2,471
Unallocated selling, general and administrative costs	(21,404)	(23,878)
Interest expense	(24,894)	(24,305)
(Loss) before income taxes	$(44,312)	$(31,122)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 7,261 flight hours associated with traditional provider contracts during the nine months ended September 30, 2018, compared to 6,877 flight hours during the prior period year.

(6)	Represents individual patient transports for the period.

(7)	Represents the total number of aircraft available for use, not all of were deployed in service as of the date indicated.

(8)	Includes one aircraft as of September 30, 2018 that were owned or leased by customers but operated by us.

(9)	Includes seven and six aircraft as of September 30, 2018 and 2017, respectively that were owned or leased by customers but operated by us.

Quarter Ended September 30, 2018 compared with Quarter Ended September 30, 2017

Combined Operations

Operating Revenues - Operating revenues for the three months ended September 30, 2018 were $168.8 million, compared to $150.2 million for the three months ended September 30, 2017, an increase of $18.6 million. Oil and Gas segment operating revenues increased $17.6 million for the three months ended September 30, 2018. As discussed further below, this increase is attributable principally to revenue derived from our recently-acquired HNZ Offshore Business and secondarily from an increase in revenues from our legacy international Oil and Gas operations, partially offset by a decrease in revenues from our Gulf of Mexico operations. Air Medical segment operating revenues remained basically unchanged at $70.2 million for the three months ended September 30, 2018, and September 30, 2017. Technical Services segment operating revenues increased $1.1 million.

Total flight hours for the three months ended September 30, 2018 were 30,900 compared to 30,921 for the three months ended September 30, 2017. Oil and Gas segment flight hours decreased 638 hours. The increase of 1,900 flight hours in our international operations was more than offset by a decrease of 2,538 flight hours in the Gulf of Mexico operations. Air Medical segment flight hours increased 534 hours for the three months ended September 30, 2018, due to increased flight hours for both our independent provider and traditional provider programs. As discussed further below, individual patient transports in the Air Medical segment were 5,311 for the three months ended September 30, 2018, compared to transports of 5,162 for the three months ended September 30, 2017.

Direct Expenses - Direct operating expense was $160.1 million for the three months ended September 30, 2018, compared to $136.3 million for the three months ended September 30, 2017, an increase of $23.8 million, or 17.5%. Employee compensation expense increased $12.7 million primarily due to our recent acquisition of the HNZ Offshore Business and increased labor costs in our Air Medical segment. Employee compensation expense represented approximately 46% and 44% of total direct expense for the quarters ended September 30, 2018 and 2017, respectively. We experienced an increase in aircraft warranty costs of $2.3 million as a result of increased flight hours for our international heavy aircraft, and the addition of a new warranty program to cover the fleet of one of our medium aircraft models at the beginning of 2018. Fuel expenses increased by $2.4 million, principally due to our expanded international operations. Training, airfare, and freight expenses increased $2.1 million, also due to our expanded international operations. Aircraft depreciation increased $2.6 million, partly due to the aircraft acquired in the HNZ acquisition. Contract medical labor increased $1.0 million due to the expansion of a cooperative program, and other items increased $0.7, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $16.3 million for the three months ended September 30, 2018, compared to $11.4 million for the three months ended September 30, 2017. The $4.9 million increase was principally attributable to a $2.6 million increase in salaries and services due to our recent HNZ acquisition, an increase in attorney fees of $0.7 million related to financing activities, and an increase of $0.9 million in equity-based compensation expense. Consulting and accounting fees increased $0.3 million, airfare increased $0.2, and other items increased $0.2 million, net.

Loss/Gain on Disposal of Assets, Net - The gain on asset dispositions was less than $0.1 million for each of the three months ended September 30, 2018 and 2017.

Equity in (Gain) Loss of Unconsolidated Affiliates - Equity in the earnings of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $0.1 million for the three months ended September 30, 2018, compared to a loss of $0.1 million for the three months ended September 30, 2017. See Note 13. We had equity in income of our unconsolidated Australian affiliate of $0.6 million for the three months ended September 30, 2017. As a result of our acquisition of the HNZ Offshore Business in late 2017, this entity has been included in our consolidated operations for all of 2018.

Interest Expense - Interest expense was $8.4 million for the three months ended September 30, 2018 and $8.0 million the three months ended September 30, 2017, reflecting higher rates payable on our revolving credit facility borrowings.

Other Loss (Income) - Other income, net was $1.8 million for the three months ended September 30, 2018 compared to other income, net of $0.7 million for the same period in 2017. Net unrealized currency exchange rate gains increased $1.5 million. Interest income decreased $0.6 million due to lower investment balances. Other items increased $0.2 million, net.

Income Tax Benefit - Income tax benefit for the three months ended September 30, 2018 was $2.5 million compared to income tax benefit of $1.6 million for the three months ended September 30, 2017. Our $2.5 million income tax benefit for the three months ended September 30, 2018 is attributable to our net loss from operations of $14.1 million. Our effective tax rate was 18.0% and 33% for the three months ended September 30, 2018 and September 30, 2017, respectively. The decrease in the effective rate for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily the result of the reduction in the federal corporate income tax rate from 35% to 21% that became effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act enacted in December 2017.

Net Loss - Net loss for the three months ended September 30, 2018 was $11.5 million compared to net loss of $3.3 million for the three months ended September 30, 2017. Loss before income taxes for the three months ended September 30, 2018 was $14.1 million compared to loss before income taxes of $4.9 million for the same period in 2017. Loss per diluted share was $0.73 for the current quarter compared to loss per diluted share of $0.21 for the prior year quarter. The increase in loss before income taxes for the quarter ended September 30, 2018 is attributable principally to increased expenses in our Air Medical Segment. We had 15.8 million weighted average diluted common shares outstanding for the quarters ended September 30, 2018 and 2017.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $93.3 million for the three months ended September 30, 2018, compared to $75.7 million for the three months ended September 30, 2017, a $17.6 million increase. Revenues derived from our recently-acquired HNZ Offshore Business during the quarter ended September 30, 2018 were $19.3 million. Revenues from our legacy international operations increased $4.3 million. These increases were offset by a $6.0 million decrease in revenues from our Gulf of Mexico operations. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 20,540 for the most recently completed quarter compared to 21,178 the same quarter in the prior year, a decrease of 638 flight hours. This decrease is attributable to 2,538 fewer flight hours in our Gulf of Mexico operations, which was partially offset by an increase of 1,108 flight hours attributable to our recently-acquired HNZ operations,and an increase of 792 flight hours in our legacy international operations.

The number of aircraft available for use in the segment was 126 at September 30, 2018, compared to 125 at June 30, 2018. We disposed of one medium aircraft during the quarter. Transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $94.8 million for the three months ended September 30, 2018, compared to $81.5 million for the three months ended September 30, 2017, an increase of $13.3 million. We experienced an increase in aircraft warranty costs of $2.3 million due to increased flight hours for our heavy aircraft and the addition of a new warranty program for our medium aircraft. Salaries and wages increased by $7.8 million, primarily due to our recent HNZ acquisition. Fuel expense increased $1.9 million, principally due to our expanded international operations. Aircraft depreciation increased $2.5 million, partly due to the aircraft acquired in the HNZ acquisition. Helicopter rent expense decreased $1.3 million, due to the termination of the heavy aircraft leases mentioned above. Other items increased $0.1 million, net.

Selling, general and administrative segment expenses were $4.3 million for the three months ended September 30, 2018 and $1.1 million for the three months ended September 30, 2017. The $3.2 million increase is mainly attributable to an increase in salaries and wages and other administrative costs due to our newly-acquired HNZ international operations.

Oil and Gas segment loss was $5.8 million for the three months ended September 30, 2018, compared to a loss of $6.9 million for the three months ended September 30, 2017. The $1.1 million decrease in segment loss is attributable to the $17.6 million increase in segment revenues, offset by the $16.5 million increase in segment expenses.

Air Medical - Air Medical segment revenues were approximately $70.2 million for the three months ended September 30, 2018 and 2017. Revenue from new bases increased $5.9 million, but was offset by revenue decreases from existing bases. Patient transports were 5,311 for the three months ended September 30, 2018, compared to 5,162 for the same period in the prior year. Patient transports for new bases increased by 540 transports while transports for existing bases decreased by 391 transports.

The number of aircraft available for use in the segment was 108 at September 30, 2018 compared to 109 at June 30, 2018. During the quarter we added one customer owned light aircraft. Transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $60.4 million for the three months ended September 30, 2018, compared to $51.1 million for the three months ended September 30, 2017, an increase of $9.3 million. This increase is due primarily to $7.0 million in increased expenses related to new bases that were not operating in the prior year quarter. Employee compensation costs for the existing operations increased $2.8 million due to increased labor costs. Other items decreased $0.5 million, net.

Selling, general and administrative segment expenses were $3.7 million for the three months ended September 30, 2018, compared to $3.1 million for the three months ended September 30, 2017, an increase of $0.6 million. This increase is due to higher employee compensation costs and legal fees.

Air Medical segment profit was $6.2 million for the three months ended September 30, 2018, compared to a segment profit of $16.0 million for the three months ended September 30, 2017. The $9.8 million decrease in profit is attributable to a decrease in profit from our independent provider model bases. Increased revenues of $5.9 million from new bases was more than offset by an increase in expenses of $7.3 million related to these bases. Revenues from existing bases decreased $6.6 million, while expenses from existing bases increased $1.9 million.

Technical Services - Technical Services segment revenues were $5.3 million for the three months ended September 30, 2018, compared to $4.1 million for the three months ended September 30, 2017. The $1.2 million increase in revenue is due primarily to an increase in revenue from a new government contract that began in 2018. Direct expenses increased $1.1 million compared to the prior year three month period, principally due to an increase in costs associated with the new government contract. Technical Services segment earnings was less than $0.1 million for both the three months ended September 30, 2018 and September 30, 2017.

For additional information on our segments, see Note 12.
Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017

Combined Operations

Operating Revenues - Operating revenues for the nine months ended September 30, 2018 were $498.4 million, compared to $431.2 million for the nine months ended September 30, 2017, an increase of $67.2 million. Oil and Gas segment operating revenues increased $63.9 million for the nine months ended September 30, 2018. As discussed further below, this increase is attributable principally to revenue derived from our newly-acquired HNZ Offshore Business and secondarily from an increase in revenues from our legacy international Oil and Gas operations, partially offset by a decrease in revenues from our Gulf of Mexico operations. Air Medical segment operating revenues increased $1.5 million due principally to an increase in revenues from both our independent provider operations and traditional provider programs. Technical Services segment operating revenues increased $1.8 million.

Total flight hours for the nine months ended September 30, 2018 were 93,180 compared to 86,633 for the nine months ended September 30, 2017. Oil and Gas segment flight hours increased 5,183 hours, primarily due to the operations of our newly-acquired HNZ Offshore Business and an increase in flight hours for legacy light and heavy aircraft models. Air Medical segment flight hours increased 1,313 hours for the nine months ended September 30, 2018, due to increased flight hours for both our independent provider and traditional provider programs. As discussed further below, individual patient transports in the Air Medical segment were 14,635 for the nine months ended September 30, 2018, compared to transports of 14,580 for the nine months ended September 30, 2017.

Direct Expenses - Direct operating expense was $471.3 million for the nine months ended September 30, 2018, compared to $401.8 million for the nine months ended September 30, 2017, an increase of $69.5 million, or 17.3%. Employee compensation expense increased $28.8 million primarily due to our recent acquisition of the HNZ Offshore Business and due to the expansion of Air Medical independent provider programs and higher employee compensation costs for existing bases. Employee compensation expense represented approximately 45% and 46% of total direct expense for the nine-month periods ended September 30, 2018 and 2017, respectively. We experienced an increase in aircraft warranty costs of $23.4 million partly as a result of the prior period $9.8 million non-recurring credit due to the cancellation of a warranty program on some of our medium aircraft. The remainder of the $23.4 million increase was due to increased flight hours for our heavy aircraft in our international operations, and the addition of a new warranty program for our medium aircraft at the beginning of 2018. Spare parts expense increased by $5.3 million due to our expanded international operations and increases in parts costs for our government contract. Fuel expenses increased $7.2 million, principally due to our expanded international operations, as well as increases in fuel costs in the other segments. Aircraft depreciation increased $4.8 million, partly due to the aircraft acquired in the HNZ acquisition.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $46.2 million for the nine months ended September 30, 2018, compared to $38.7 million for the nine months ended September 30, 2017. The $7.5 million increase was principally attributable to a $8.9 million increase in salaries and services due to our recent HNZ acquisition. Equity based compensation increased $1.2 million and attorney fees increased $0.8 million. Severance pay decreased $3.2 million, and employee incentive expense decreased $0.8 million. Other items increased $0.6 million, net.

Loss/Gain on Disposal of Assets, Net - The loss on asset dispositions for the nine months ended September 30, 2018 was $0.7 million. For the nine months ended September 30, 2017, we recorded a loss on assets dispositions of less than $0.1 million. See Note 8.

Equity in (Gain) Loss of Unconsolidated Affiliates - Equity in our unconsolidated affiliate attributable to our investment in a Ghanaian entity was a gain of less than $0.2 million for the nine months ended September 30, 2018 and a loss of $1.0 million for the nine months ended September 30, 2017. See Note 13. We had equity in income of our unconsolidated Australian affiliate of $0.5 million for the nine months ended September 30, 2017. As a result of our acquisition of the HNZ Offshore Business in late 2017, this entity has been included in our consolidated operations in 2018.

Interest Expense - Interest expense was $24.9 million for the nine months ended September 30, 2018 compared to $24.3 million for the nine months ended September 30, 2017, reflecting higher rates payable on our revolving credit facility borrowings.

Other Loss (Income) - Other income, net was $0.3 million for the nine months ended September 30, 2018 compared to other income, net of $2.5 million for the same period in 2017. Net interest income decreased $1.4 million due to lower investment balances. Losses on sales of investments during the nine months of 2018 were $0.6 million. Other items decreased $0.2 million, net.

Income Tax Benefit - Income tax benefit for the nine months ended September 30, 2018 was $8.7 million compared to income tax benefit of $9.3 million for the nine months ended September 30, 2017. Our $8.7 million income tax benefit for the nine months ended September 30, 2018 is attributable to our loss before income taxes of $44.3 million. Our effective tax rate was 19.6% and 29.9% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The decrease in the effective rate for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily the result of the reduction in the federal corporate income tax rate from 35% to 21% that became effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act enacted in December 2017.

Net Loss - Net loss for the nine months ended September 30, 2018 was $35.6 million compared to net loss of $21.8 million for the nine months ended September 30, 2017. Loss before income taxes for the nine months ended September 30, 2018 was $44.3 million compared to loss before income taxes of $31.1 million for the same period in 2017. Loss per diluted share was $2.25 for the nine months ended September 30, 2018 compared to loss per diluted share of $1.38 for the prior year nine months. The increase in loss before income taxes for the nine months ended September 30, 2018 is primarily attributable to an increase in expenses in our Air Medical Segment, partially offset by an increase in earnings before taxes from our Oil and Gas operations, net. We had 15.8 million million weighted average diluted common shares outstanding for the nine months ended September 30, 2018 and 2017.

Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $286.0 million for the nine months ended September 30, 2018, compared to $222.1 million for the nine months ended September 30, 2017. Revenues derived from our recently-acquired HNZ Offshore Business were $69.2 million, and our international legacy operations revenues increased $11.7 million. These increases were partially offset by a $17.0 million decrease in our legacy Gulf of Mexico offshore operations. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 63,518 for the current nine months compared to 58,335 for the same nine months in the prior year. Of this increase of 5,182 flight hours, 6,821 hours were attributable to our newly-acquired HNZ operations, which was partially offset by lower utilization rates of our legacy aircraft.

The number of aircraft available for use in the segment was 126 at September 30, 2018, compared to 126 at September 30, 2017. We terminated leases on two heavy aircraft and disposed of one light aircraft, three medium aircraft, and one fixed wing in the Oil and Gas segment since September 30, 2017. We added 9 medium aircraft in the Oil and Gas segment since September 30, 2017, as a result of our acquisition of the HNZ Offshore Business. Transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $285.8 million for the nine months ended September 30, 2018, compared to $236.9 million for the nine months ended September 30, 2017, an increase of $48.9 million. Salaries and wages increased by $19.9 million, primarily due to our recent HNZ acquisition. We experienced an increase in aircraft warranty costs of $21.8 million partly as a result of an $8.9 million non-recurring prior period credit due to the cancellation of a warranty program on some of our medium aircraft fleet. The remaining $12.9 million increase in warranty cost was due to increased flight hours for our heavy aircraft in our international operations, and the addition of a new warranty program for our medium aircraft at the beginning of

2018. Fuel expense increased $6.1 million primarily due to the HNZ acquisition and increased fuel cost for our Gulf of Mexico operations. Helicopter rent decreased $4.5 million, net, due to the termination of two heavy aircraft leases. Aircraft depreciation expense increased $5.0 million due in part to the aircraft acquired from the HNZ acquisition. Other items increased $0.6 million, net.

Selling, general and administrative segment expenses were $13.6 million for the nine months ended September 30, 2018 and $4.5 million for the nine months ended September 30, 2017. The $9.1 million increase is mainly attributable to an increase in salaries and wages and other administrative costs due to our newly-acquired HNZ international operations.

Oil and Gas segment loss was $13.4 million for the nine months ended September 30, 2018, compared to a loss of $19.3 million for the nine months ended September 30, 2017. The $5.9 million decrease in segment loss is attributable to a $64.0 million increase in segment revenues, partially offset by $58.1 million increase in aggregate segment expenses.

Air Medical - Air Medical segment revenues were $194.3 million for the nine months ended September 30, 2018, compared to $192.8 million for the nine months ended September 30, 2017. This increase of $1.5 million is attributable to a $0.5 million increase in independent provider program revenue and a $1.0 million increase in traditional provider program revenue. Revenues for newly opened independent provider programs increased $7.5 million, while revenues for existing independent provider bases decreased $7.0 million. Patient transports were 14,635 for the nine months ended September 30, 2018, compared to 14,580 for the same period in the prior year. Patient transports for new bases increased by 690 transports while transports for existing bases decreased by 635 transports.

The number of aircraft available for use in the segment was 108 at September 30, 2018 compared to 105 at September 30, 2017. Since September 30, 2017, our Air Medical segment added one medium and one light customer aircraft, and disposed of one light customer aircraft. Transfers between segments account for the remainder.

Direct expense in our Air Medical segment was $171.0 million for the nine months ended September 30, 2018, compared to $152.4 million for the nine months ended September 30, 2017, an increase of $18.6 million. This increase is due in part to $9.6 million in increased expenses related to new bases that were not operating in the prior year. Employee compensation costs for the existing operations increased $8.7 million due to increased labor costs. Other items decreased $0.3 million, net.

Selling, general and administrative segment expenses were $10.1 million for the nine months ended September 30, 2018 and $9.2 million for the nine months ended September 30, 2017. The increase is primarily associated with increased attorney and consulting fees.

Air Medical segment profit was $13.3 million for the nine months ended September 30, 2018, compared to a segment profit of $31.2 million for the nine months ended September 30, 2017. The $17.9 million decrease in profit is primarily attributable to the increased expenses described above.

Technical Services - Technical Services segment revenues were $18.0 million for the nine months ended September 30, 2018, compared to $16.3 million for the nine months ended September 30, 2017. The $1.7 million increase in revenue is due primarily to an increase in revenue from our (i) Antarctica and Helipass operations and (ii) new government contract that began in 2018. These increases were partially offset by a decrease in revenue derived from a third party customer whose service requirements typically vary from period to period. Direct expenses increased $2.0 million compared to the prior year nine month period, principally due to expenses associated with the increase in our Antarctica operations and the new government contract, partially offset by a decrease in expenses related to the third party customer mentioned above. Technical Services segment profit was $2.4 million for the nine months ended September 30, 2018, compared to segment profit of $2.7 million for the nine months ended September 30, 2017.

For additional information on our segments, see Note 12.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, the opening of new aircraft bases, the expansion or improvement of facilities, the acquisition of equipment and inventory, and other working capital needs. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under a revolving credit facility, and proceeds from periodic senior note offerings. We have also periodically funded certain of our aircraft acquisitions through sale-leaseback transactions.

Liquidity

Recently, our liquidity and ability to comply with our debt covenants have been negatively impacted by several factors, including:

•	the prolonged slowdown in exploration and production activity in our offshore oil and gas markets, and the resulting overcapacity of aircraft servicing those markets;

•	our leverage; and

•	our use of over $130 million of our short-term investments to fund our acquisition of the HNZ Offshore Business in late 2017.

As discussed further elsewhere in this and our other periodic reports filed with the SEC, beginning in the third quarter of 2016 we have on several occasions sought and received concessions from our revolving credit facility lenders and aircraft lessors to enable us to remain in compliance with various financial covenants in our debt and lease instruments.

Our outstanding senior notes mature on March 15, 2019. As such, all $500 million principal amount of our outstanding senior note indebtedness is now due within less than one year. Beginning with our consolidated financial statements as of and for the quarter ended March 31, 2018, we have been required to classify under GAAP all of our short term indebtedness as current liabilities on our consolidated balance sheets. As of September 30, 2018, we had (i) total current liabilities of $578.2 million and (ii) total current assets of $332.6 million.

In late 2017, we retained advisors to begin assisting us in evaluating alternatives to refinance our outstanding indebtedness. In February 2018, following the completion of our acquisition of the HNZ Offshore Business in December 2017, we continued our exploration of refinancing alternatives, including a broad assessment of interest rates and other prevailing conditions in the capital markets. During the first quarter of 2018, we explored several alternatives but deferred taking action until management could more fully evaluate additional potential refinancing opportunities. In June 2018, we sought to refinance all of our outstanding short-term indebtedness with the net proceeds from a senior secured note offering and two new secured credit facilities. Although several lenders expressed a willingness to loan us money under the newly-proposed credit facilities, we were unable over the course of the next several months to raise funds that, in our judgement, were sufficient in amount and contained terms that were fiscally prudent.

In the third quarter of 2018, we retained Houlihan Lokey Capital, Inc. as our financial advisor to assist us in exploring and evaluating a broad range of alternatives to improve our liquidity and enhance shareholder value. As of the date this report was filed, our Board had not set a timetable for the completion of this process, nor had it made any decisions related to specific strategic alternatives. There is no assurance that this process will result in any particular outcome. We do not intend to provide any updates on our process unless or until we determine that further disclosure is necessary or appropriate.

Based on our discussions to date with our advisors and current market conditions, we believe there are several possible transactions that could, if timely and successfully consummated, help us discharge our short-term indebtedness. Nonetheless, because our plans have not been finalized, and therefore are not within our control, these plans cannot be considered probable. As such, these plans cannot be considered to be probable of occurring within the meaning of ASU 2014-15 discussed in Note 5 (the "Standard"). Consequently, in accordance with the Standard, these conditions in the aggregate continue to raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included herein were filed.

For additional information about ASU 2014-15, see Note 5. For additional information about the uncertainties and risks of our refinancing plans, see Item 1A of Part II of this report.

Historical Cash and Cash Flow Information

Cash and Short-Term Investments - Our cash position was $16.5 million at September 30, 2018, compared to $8.8 million at December 31, 2017. Short-term investments were $30.5 million at September 30, 2018, compared to $64.2 million at December 31, 2017. We also had $19.8 million and $12.4 million in restricted investments at September 30, 2018 and December 31, 2017, respectively, securing outstanding letters of credit.

Operating Activities - Net cash used in operating activities was $8.1 million for the nine months ended September 30, 2018, compared to net cash used of $1.9 million for the same period in 2017, an increase of $6.2 million. This increase is partly attributable to a $1.2 million increase in cash used relating to changes in operating assets and liabilities. The increase in net loss of $13.8 million, adjusted for the non-cash items specified in our accompanying condensed consolidated statement of cash flows, accounted for $5.0 million of the decrease in cash flows from operating activities.

Investing Activities - Net cash provided by investing activities was $4.4 million for the nine months ended September 30, 2018, compared to cash provided by investing activities of $36.5 million for the same period in 2017. Net sales of short-term investments provided $26.0 million of cash during the nine months ended September 30, 2018, compared to $85.7 million provided by net sales in the comparable prior year period. Capital expenditures were $22.5 million for the nine months ended September 30, 2018, compared to $49.2 million for the same period in 2017. Gross proceeds from asset dispositions were $1.5 million during the nine months of 2018, compared to proceeds of less than $0.1 million for the same period in 2017.

Financing Activities - Financing activities during the nine months ended September 30, 2018 included net payments of $117.5 million to payoff of our revolving credit facility. We repaid and terminated the facility on September 28, 2018 and replaced it with a term loan, discussed above in Note 5 to the financial statements. Proceeds from this new loan totaled $130 million. We used $122.2 million of the proceeds to pay off the facility, and $7.7 million to secure letters of credit. Other financing items included $0.9 million of costs associated with obtaining the new loan, and less than $0.1 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligation of our employees. Financing activities during the nine months of 2017 included net payments of $34.0 million on our revolving credit facility and $0.3 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of employees.

For additional information on our cash flows, see our condensed consolidated statements of cash flows included in Item 1 of Part I of this report.

Debt Obligations

Senior Notes - We owe $500 million under our 5.25% Senior Notes. These notes mature on March 15, 2019. For more information, see Note 5.

Related Party Term Loan - We owe $130 million under a term loan provided by the financing affiliate of our CEO and controlling shareholder. On September 28, 2018, we applied the proceeds from this term loan principally to repay approximately $122.7 million of principal and accrued interest under our senior secured revolving credit facility. Obligations under the term loan are guaranteed by two of our principal subsidiaries, and the Company’s obligation under the term loan and the guarantors’ obligations under their guaranty agreement are secured by inventory, spare parts and accounts receivable located in the United States. For additional information, see (i) Note 5 and (ii) our current report on Form 8-K filed with the SEC on September 28, 2018.

Other - At September 30, 2018, we had $19.8 million of outstanding letters of credit secured by a like amount of restricted cash. Approximately $12.0 million of these letters of credit were issued under a letter of credit facility, with the remainder represented by a free-standing letter of credit issued by our former revolving credit lender. For additional information, see Note 5.

For additional information on our debt obligations and letters of credit, see Note 5.
Contractual Obligations

General - The table below sets out our contractual obligations as of September 30, 2018, related to our aircraft and other operating lease obligations, related party term loan, and 5.25% Senior Notes due 2019. Our obligations under the operating leases are not recorded as liabilities on our balance sheets included in this report. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances.

		Payment Due by Year
	Total	2018 (1)	2019	2020	2021	2022	Beyond 2022
		Thousands of dollars
Aircraft lease obligations	$154,114	$8,795	$32,264	$28,425	$28,290	$27,262	$29,077
Other lease obligations	19,055	2,221	6,151	4,726	3,209	1,528	1,220
Debt (2)	630,000	—	500,000	130,000	—	—	—
Senior notes interest (2)	13,125		13,125	—	—	—	—
	$816,294	$11,016	$551,540	$163,151	$31,500	$28,790	$30,297

(1)	Payments due during the last three months of 2018 only.

(2)
“Debt” reflects the principal amount of debt due under our outstanding senior notes and our term loan, whereas “senior notes interest” reflects interest accrued under our fixed-rate senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future payment or refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of September 30, 2018 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

Operating Lease Commitments - At September 30, 2018, we leased 17 of our 240 aircraft (or 7%) under 17 separate aircraft lease agreements with 13 lessors. As of September 30, 2018, we had options to purchase aircraft under these leases becoming exercisable in 2019 and 2020. The aggregate option purchase prices are $129.0 million in 2019 and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise these purchase options arising over the next year, unless opportunistic conditions arise.

A majority of these operating leases contain financial covenants that are substantially similar to the financial covenants that were contained in our revolving credit facility at the time the leases were entered into. Although the terms vary from lease to lease, these particular lease agreements generally require that we maintain certain specified minimum ratios of current assets to current liabilities, minimum fixed charge or interest coverage ratios, minimum amounts of net worth, maximum ratios of funded debt to consolidated net worth, or certain combinations thereof, subject to certain variances and exceptions. For more information, see Note 9.

For other related information, see “Risk Factors” contained in Item 1A of Part II of this report.

Other - For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

We have not paid dividends on either class of our common stock since 1999 and do not expect to pay dividends in the foreseeable future.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of changes in the value of financial instruments, or in future net income or cash flows, in response to changing market conditions.

Prior to the retirement of our revolving credit facility on September 28, 2018, our earnings were subject to changes in short-term interest rates due to the variable interest rate payable under facility. Based on the $118.2 million weighted average loan balance of our variable-rate debt during the nine months ended September 30, 2018, a 10% increase (0.4436%) in interest rates would have reduced our annual pre-tax earnings approximately $0.5 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of outstanding 5.25% Senior Notes due 2019 bear interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, the remaining maturity of the notes, and our creditworthiness. At September 30, 2018, the market value of the notes was approximately $490.6 million, based on quoted market prices. See Note 4.

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

Item 1A. RISK FACTORS

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see (i) Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and (ii) the supplemental disclosure below, which is intended to update portions of the disclosures contained therein under the heading “Risk Factors - Risks Related to Our Liquidity and Capital Resources”:

Risks Related to our Liquidity and Capital Resources

Our substantial indebtedness and operating lease commitments could adversely affect our financial condition and impair our ability to operate our business.

We are a very highly leveraged company and, as a result, have significant debt services obligations. We also have significant operating lease commitments and, as a result, have significant rent expense.

As of September 30, 2018, our total senior indebtedness was $630 million, consisting of (i) $500.0 million of our 5.25% Senior Notes due March 15, 2019 and (ii) $130.0 million of borrowings under our two-year term loan with the financing affiliate of our controlling shareholder (in each case excluding debt issuance costs). We also had $19.8 million of letters of credit outstanding at September 30, 2018. As of September 30, 2018, we had approximately $173.2 million of aggregate lease commitments. For additional information on our indebtedness and commitments, please see Items 1 and 2 of Part I of this report.

The degree to which we are leveraged or may become leveraged in the future could have important consequences to our equity and debt holders, including:

•
limiting our ability to access the capital markets, particularly if, as discussed further in the risk factor disclosure below, (i) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward, (ii) potential creditors are unwilling to extend credit to us on reasonable terms or at all, or (iii) we seek capital during periods of turbulent or unsettled market conditions;

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

•
increasing the risk that we may not meet the financial covenants contained in our debt or lease agreements or timely make all required debt or lease payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

Subject to the limits contained in our existing debt and lease instruments, we may be able to incur substantial additional debt from time to time. If we do so, the effects of each of these factors could be intensified.

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

Failure to comply with covenants in our debt and lease instruments could adversely affect our business and ability to operate as a going concern.

The indenture governing our 5.25% Senior Notes due 2019 and our term loan limit, among other things, our ability to:

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by these restrictive covenants.

In addition, certain of our operating leases require, and our future debt or lease instruments may require, us to maintain specified financial ratios and satisfy certain financial condition tests, and may require us to take action to reduce our debt or take some other action to comply with them. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet them in the future. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities.

Prior to refinancing our former revolving credit facility on September 28, 2018, we were able to meet the thresholds established by the financial covenants contained therein only by virtue of obtaining covenant amendments or waivers over the preceding 24 months. Similarly, we have maintained compliance with certain of our operating leases only through obtaining comparable covenant amendments or waivers over a similar period. As noted above under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations - Operating Lease Commitments,” we may not be in compliance with the financial covenants in a couple of our other operating leases, which may have triggered various remedies under such leases. As described in greater detail in the above-referenced section of this report, in some cases certain breaches of these lease covenants or defaults under our term loan may create an event of default under our 5.25% Senior Notes due 2019, potentially resulting in the acceleration of our obligation to pay principal, interest and potential penalties under such Notes (even though we may otherwise be in compliance with our obligations under those Notes and the associated indenture). Our term loan and many of our operating leases also include similar cross-default or cross-acceleration provisions. Thus, an event of default under any of our debt or lease instruments, including one that is technical in nature or otherwise not material, could result in the acceleration of significant payment obligations under other of our instruments. If our debt or lease obligations are accelerated, we cannot assure you that we would be able to obtain enough cash to repay such accelerated payment obligations.

If we are unable to make required debt or lease payments, we would likely have to consider other options, such as selling assets, raising additional debt or equity capital, cutting costs or otherwise reducing our cash requirements, or negotiating with our creditors to restructure our applicable obligations. Our current and future debt or lease instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all. Our ability to sell assets could be further constrained if potential purchasers believe that competition law restricts their ability to acquire additional assets or conclude that there is an overcapacity of assets in our markets. For these reasons and others, you should be aware that these efforts may not succeed and that we may need to seek protection under applicable bankruptcy or insolvency laws.

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

We have a significant amount of indebtedness, including our 5.25% Senior Notes due March 15, 2019. We are exploring several alternatives for discharging our senior notes, including potential refinancing transactions. Moreover, we might seek financing from time to time to fund other cash requirements, such as financing acquisitions of businesses or aircraft or paying unanticipated liabilities. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, available collateral and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be volatile. Prevailing market conditions could be adversely affected by (i) general economic conditions, such as disruptions in domestic or overseas sovereign debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the offshore oil and gas service industry. Volatility in the global markets, among other factors, could limit our access to the credit markets, leading to higher borrowing costs or our inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all. In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our debt and lease instruments, which are discussed further above. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations or to meet our other financial commitments.

We cannot assure you that our pending review of our strategic alternatives will be successful.

We announced in late September 2018 that we have engaged a financial advisor to assist us in exploring and evaluating a broad range of potential strategic alternatives to improve our liquidity and enhance shareholder value. For all the reasons discussed in this report, we cannot assure you that this process will be successful in the near term or at all.

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

The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the future in the normal course of business. Recently, our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by several factors, including by the prolonged slowdown in exploration and production activity by the customers in our Oil and Gas segment, by overcapacity in our markets, by our leverage and by our use of cash equivalents to fund our acquisition of the HNZ Offshore Business in late 2017. As of September 30, 2018, all of our senior note indebtedness (which matures on March 15, 2019) was due within less than one year, which under GAAP necessitated classifying all such indebtedness as current liabilities on our accompanying balance sheet as of such date. Consequently, as of September 30, 2018, we had (i) total current liabilities of $578.2 million and (ii) total current assets of $332.6 million. As discussed elsewhere herein, we have also been required on several occasions since 2016 to receive concessions from certain of our creditors or lessors to enable us to remain in compliance with various financial covenants.

As noted elsewhere herein, we believe there are several possible transactions that could, if timely and successfully consummated, help discharge our outstanding short-term indebtedness . For a variety of reasons, however, we cannot provide you with any assurances that these efforts will be successful in the near term or at all. As noted in greater detail above, failure to satisfy any of the financial covenants in certain of our operating leases could cause us to suffer an event of default, which could under certain circumstances, among other things, accelerate our obligations under such leases, which in turn could potentially lead to the acceleration of our obligations under other debt or lease instruments. In the absence of sufficient cash to fund these payments or forbearances of our creditors, we could not assure you of our ability to continue operations without protection under applicable bankruptcy or insolvency laws. In accordance with applicable accounting standards, these conditions in the aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included herein are filed.

In light of the foregoing, our independent registered public accounting firm may include an explanatory paragraph expressing substantial doubt relating to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2018. The inclusion of a going concern explanatory paragraph may negatively impact the trading price of our securities, have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees, and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

For additional information on the above-referenced accounting standards and our plans to refinance our debt, see Note 5 of the financial statements included under Item 1 of Part I of this report and the discussion included in Item 2 of Part I of this report, respectively.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2018, we withheld from employees and canceled 0 shares of our non-voting common stock in connection with the vesting of their stock-based awards to satisfy the related minimum tax withholding obligation. The following table provides additional information about these transactions.

	Total Number of	Average Price
Period	Shares Purchased	Paid per Share
July 1, 2018 - September 30, 2018	5,758	$8.27

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

10.3
Loan Agreement, dated as of September 28, 2018, by and among Thirty Two, L.L.C., PHI, Inc., PHI Air Medical, L.L.C., and PHI Tech Services, Inc. (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K filed on September 28, 2018).

10.4	Promissory Note due September 28, 2020 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K filed on September 28, 2018).

10.5
Guaranty Agreement, dated and effective as of September 28, 2018, by PHI Air Medical, L.L.C. and PHI Tech Services, Inc., in favor of Thirty Two, L.L.C. (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K filed on September 28, 2018).

10.6
Security Agreement, dated and effective as of September 28, 2018, by PHI, Inc., PHI Air Medical, L.L.C. and PHI Tech Services, Inc., in favor of Thirty Two, L.L.C. (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K filed on September 28, 2018).

10.7	PHI, Inc. Retention Plan (incorporated by reference to Exhibit 10.5 to PHI’s Report on Form 8-K filed on September 28, 2018).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
† Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

November 9, 2018	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

November 9, 2018	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer