Form 10-K
period 2018-12-31
PHI INC
filed 2019-03-18
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒    No:  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐	Smaller reporting company:	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018 was $161,759,638 based upon the last sales prices of the voting and non-voting common stock on June 30, 2018, as reported on the NASDAQ Global Market.
The number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2019 was:

Voting Common Stock	2,905,757 shares.
Non-Voting Common Stock	12,919,681 shares.
Documents Incorporated by Reference
None

PHI, INC.
INDEX – FORM 10-K

i

Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact contained in this Annual Report on Form 10-K (the “Annual Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statement are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks, uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•
risks and uncertainties relating to our Chapter 11 Cases (as defined in Item 1 of this report), including but not limited to: our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases; the effects of the Chapter 11 Cases on our Company and our various constituents; the impact of Bankruptcy Court rulings in the Chapter 11 Cases; our ability to develop and implement a plan of reorganization that will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general; the length of time we will operate under the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; risks associated with third-party motions in the Chapter 11 Cases; the potential adverse effects of the Chapter 11 Cases on our liquidity; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

•	our ability to implement operational improvement efficiencies;

•	our ability to comply with the financial covenants contained in certain of our credit or lease agreements;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•
illiquidity in the trading of our securities, including limitations caused by the potential delisting of our common stock from Nasdaq and potential trading of our securities in less established markets;

•
reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control;

•	our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry;

•	the adverse impact of customers electing to terminate or reduce our services;

•	any failure to maintain our strong safety record;

•	our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft;

•	the availability of adequate insurance;

•	adverse changes in the value of our aircraft or our ability to sell them in the secondary markets;

•	political, economic, payment, regulatory and other risks and uncertainties associated with our international operations, some of which are conducted in challenging business environments;

•	the effects of competition and changes in technology;

•	the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls;

•	the special risks of our air medical operations, including collections risks and potential medical malpractice claims;

•	weather conditions and seasonal factors, including tropical storms;

•	our ability to timely realize the anticipated benefits of our December 29, 2017 acquisition of the HNZ Offshore Business (defined in Item 1 of this report);

•	the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely;

•	our ability to timely collect our receivables in full;

•	our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets;

•	our ability to develop and implement successful business strategies;

•	changes in fuel prices;

•	our ability to attract and retain key personnel and to avoid work stoppages or other labor problems, which as indicated above may be impacted by the Chapter 11 Cases;

•	changes in our operating plans or strategies, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	environmental and litigation risks; and

•
the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in Item 1A or elsewhere in this Annual Report or other of our filings with the Securities and Exchange Commission (“SEC”).

Additional factors or risks that we currently deem immaterial, that are not presently known to us, that arise in the future or that are not specific to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. PHI undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Further, we may make changes to our business strategies and plans (including our capital spending plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results, and we can provide no assurances as to the ultimate outcome of the Chapter 11 Cases.

ii

PART I

ITEM 1.     BUSINESS
General
Since our incorporation in 1949, our primary business has been the safe and reliable transportation of personnel to, from, and among offshore platforms for customers engaged in the oil and gas exploration, development, and production industry. Although in recent years we have entered several new domestic and international markets, a large portion of our offshore flight operations continues to be concentrated in the Gulf of Mexico, where we are a leading provider of such services. Since late 1997, we have also provided air medical transportation for hospitals and for emergency service agencies where we operate principally as an independent provider of medical services. In addition, we perform helicopter maintenance and repair services, primarily to existing customers that own their own aircraft. At December 31, 2018, we owned or operated 239 aircraft domestically and internationally, 125 of which were dedicated to our Oil and Gas segment, 108 of which were dedicated to our Air Medical segment, and 6 of which were dedicated to other operations.

Recent Developments
Chapter 11 Cases
On March 14, 2019 (the “Petition Date”), the Company and its four principal U.S. subsidiaries identified in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this Form 10-K (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors have requested joint administration of their Chapter 11 Cases under the caption In re: PHI, Inc., et al., Main Case No. 19-30923. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
New Term Loan Agreement
On March 13, 2019, the Company entered into a Loan Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors party thereto, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent, for a first lien term loan of $70 million (the “Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the Petition Date (as defined below), the Company borrowed $70 million thereunder, the net proceeds of which (after the payment of transaction expenses and fees thereunder) are expected to be used to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases (as defined below) and thereafter. The full principal amount of the Term Loan is due March 13, 2023. At the Company’s election, borrowings under the Term Loan will bear interest at either (x) the LIBOR Rate (as defined in the Term Loan Agreement) plus 6% or (y) the Base Rate (as defined in the Term Loan Agreement) plus 5%. The Term Loan is secured by a first lien on 91 aircraft registered and located in Antarctica, Australia, Canada, and the United States (which are currently deployed primarily in the Company’s oil and gas and technical services operations), the related spare parts for such aircraft, and certain other non-working capital assets, as well as a second lien on all working capital assets (second in priority to the liens granted under the Loan Agreement, dated as of September 28, 2018, by and among Thirty Two, L.L.C., as lender, the Company, as borrower, and the guarantors party thereto (the “2018 Loan Agreement”)). The Term Loan Agreement contains customary pre-payment requirements. In addition, the Company has paid a funding fee, which is subject to forgiveness based on certain future events.
Acceleration of Certain Debt Obligations
The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the indenture governing our 5.25% Senior Notes due 2019 and our term loan agreement with Thirty Two, L.L.C. Any efforts to enforce such financial obligations under such debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of such financial obligations are subject to the applicable provisions of the Bankruptcy Code. Pursuant to the Term Loan Agreement, the obligations of the Term Loan did not accelerate upon the commencement of the Chapter 11 Cases.
Notification of NASDAQ Delisting
On March 15, 2019, the Nasdaq Stock Market (“Nasdaq”) notified us that, as a result of the filing of the Chapter 11 Cases and in accordance with applicable rules, Nasdaq has determined to delist the Company’s common stock from Nasdaq. The Company is currently reviewing whether to appeal this determination. See Item 1A. Risk Factors, We anticipate that the filing of the Chapter 11 Cases could detrimentally affect the trading liquidity of our common stock.

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
At December 31, 2018, we operated 125 aircraft out of 16 base stations in this segment. Compared to December 31, 2017, this represented a decrease of 8 aircraft. For additional information on these properties, see Item 2 of this report.
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
Our strategic focus in this segment of our business is on providing transport services to the deepwater regions of the Gulf of Mexico and our international offshore markets. As of December 31, 2018, of the 125 aircraft dedicated to our Oil and Gas segment, 69 aircraft were classified as medium or heavy aircraft. Our strategy is to focus more of our business on deepwater operations because we believe they will provide a more stable and profitable source of revenue. Deepwater operations tend to have longer lead times and, consequently, activity levels are generally less susceptible to short term volatility in commodity prices as compared to other offshore operations. The capital commitments are also substantially larger than shallow water operations, and consequently, our client base is more heavily weighted to the major integrated and larger independent oil and gas companies. In addition, in recent years exploration and new production activities have tended to shift from the shallow water to the deepwater regions, and we expect that trend to continue. Finally, the majority of our transportation activity services oil and gas production facilities, which adds stability to our business as these facilities generally operate for longer periods than exploration facilities.
In 2011, we began to expand selectively into certain international markets and on December 29, 2017, we acquired the offshore helicopters services business formerly conducted in New Zealand, Australia, the Philippines and Papua New Guinea (the “HNZ Offshore Business”) by HNZ Group Inc. (“HNZ”). For additional information on this acquisitions, see (i) Note 2 to the financial statements included under Item 8 of this report and (ii) the current report on Form 8-K that we filed with the SEC on December 29, 2017. As of December 31, 2018, we had 11 aircraft in Australia, 7 aircraft in Canada, 5 aircraft in West Africa, 5 aircraft in the Middle East, 3 aircraft in Trinidad, 2 aircraft in each of New Zealand, the Philippines, Papua New Guinea, available for our oil and gas operations. Our HNZ Offshore Business derives a small amount of revenue from search and rescue operations, which we include in our oil and gas segment operating results.
Operating revenue from our Oil and Gas segment is derived mainly from contracts that include a fixed monthly rate for a particular model of aircraft, plus variable payments based on the amount of flight time. Operating costs for the Oil and Gas segment are primarily aircraft operation costs, including costs for pilots and maintenance personnel. We typically operate under fixed-term contracts with our customers, a substantial portion of which are competitively bid. Our fixed-term contracts have terms generally of one to seven years, with payment in U.S. dollars. In 2018, approximately 86% of our oil and gas-related revenues were from fixed-term customer contracts, with approximately 59% of these revenues from the fixed fee component and 41% from the variable fee component. The remaining 14% of our 2018 oil and gas-related revenues were attributable to work in the spot market and ad hoc flights for contracted customers.
Most of our fixed-term contracts permit early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty. In addition, many of our contracts permit our customers to increase or decrease the number of aircraft under contract with a corresponding increase or decrease in the fixed monthly payments, and without a significant penalty for a decrease. Our offshore services contracts generally limit our exposure to increases in fuel costs by passing through to our customers' fuel costs in excess of pre-agreed levels. When our contracts expire, we believe that we have an advantage in renewing the contract based on the existing relationship with the customer, detailed knowledge of the specific operating environment, and an established base of equipment and personnel on site.
Operating revenues from the Oil and Gas segment accounted for 56%, 52%, and 51% of consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively.
Air Medical. In the U.S., we provide air medical transportation services for hospitals and emergency service agencies. At December 31, 2018, we provided these services in 18 states using approximately 108 aircraft at 80 separate locations. Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts, no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with specific hospitals to provide their medical transportation services, with the contracts typically awarded through competitive bidding. Our Air Medical operations are headquartered in Phoenix, Arizona.
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
In connection with operating our domestic air medical business, we open and close bases in an effort to optimize our service offerings. As of December 31, 2018, our domestic air medical business operated seven additional bases with three more helicopters as compared to December 31, 2017.
Also included in our Air Medical segment is the patient navigation business that we commenced in 2015, pursuant to which we provide hospitals with patient transfer center services.
Operating revenues from the Air Medical segment accounted for 38%, 44%, and 44% of consolidated operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Technical Services. The Technical Services segment is principally engaged in providing helicopter repair and overhaul services for flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above our service cost. We also periodically provide flight services to governmental customers under this segment, including our agreement to operate six aircraft for the National Science Foundation in Antarctica, typically in the first and fourth quarters each year. This agreement is scheduled to lapse in April 30, 2019 and we are currently in the process of bidding upon the renewal contract. Also included in this segment is our proprietary Helipass operations, which provides software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.

Operating revenues from the Technical Services segment accounted for 6%, 4%, and 5% of consolidated operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Seasonal Aspects
Seasonality affects our operations in three principal ways: weather conditions are generally poorer in the winter months; hurricanes, typhoons, cyclones and other tropical storms can threaten operations in the late summer and early fall months; and reduced daylight hours restrict our operations in winter. All of those factors typically result in reduced flight hours. The seasonality of our winter and summer offshore operations is mitigated to some degree by our conduct of operations in both the Northern and Southern Hemispheres. The adverse impact of poor visibility or darkness is also partially mitigated by our ability to conduct some of our flights under instrument flight rules (“IFR”). As of December 31, 2018, approximately 59% of our helicopters assigned to our Oil and Gas operations and 48% of our helicopters assigned to our Air Medical operations were equipped to fly under IFR, which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate under a wider variety of conditions.
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
Customers
Our principal customers are major integrated energy companies and independent exploration and production companies. We also serve energy service companies, hospitals, emergency service providers, medical programs, government agencies, and other aircraft owners and operators. Our five largest customers paid us 38.1% of our consolidated operating revenues for the year ended December 31, 2018. Our largest customer is in our Oil and Gas segment and accounted for 17%, 14%, and 14% of our consolidated operating revenues for the year ended December 31, 2018, 2017 and 2016, respectively. Also, another customer in our Oil and Gas segment accounted for 7%, 10%, and 10% of our consolidated operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively. The customer base of our Air Medical and Technical Services operations has traditionally been less concentrated than the customer base of our Oil and Gas operations. Over the past three years, none of our current Air Medical or Technical Services customers accounted for more than 2% of our consolidated operating revenues. One of our former Air Medical customers, however, did account for 5% of our consolidated operating revenues for 2016. We have entered into contracts with most of our established customers for terms of at least one year, although most contracts include provisions permitting earlier termination by the customers. See Note 1, Summary of Significant Accounting Policies – Concentration of Credit Risk, of the Notes to Consolidated Financial Statements in this Annual Report.
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
For additional information, see Item 1A – “Risk Factors – Risks Inherent in our Industry – The helicopter services business is competitive.”
Employees
As of December 31, 2018, we employed approximately 2,207 full-time employees and 39 part-time employees, including approximately 595 pilots, 627 aircraft maintenance personnel, and 349 medical support staff.

Our domestic pilot workforce is represented by the Office and Professional Employees International Union (“OPEIU”), although we and the union do not currently have an agreed-upon collective bargaining agreement. Approximately 100 of our Australian pilots and ground staff are represented by two unions pursuant to bargaining agreements, one of which is scheduled to expire on February 19, 2023, and the other of which expired on February 27, 2018. However, we have reached an agreement in principle to extend this lapsed agreement with the union and its delegates and the voting process is expected to begin soon. We are also a party to one other agreement covering a limited number of our New Zealand pilots, which expires on September 21, 2019. For additional information, see Item 1A - “Risk Factors - Other Risks Specific to our Company - Our domestic workforce is represented by a union, although we and the union do not have a current agreed upon collective bargaining agreement.”
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
In September 2001, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, acquired approximately 52% of our outstanding voting common stock from our founder’s family. As of December 31, 2018, Mr. Gonsoulin beneficially owned 70.9% of our outstanding voting common stock and 10.1% of our outstanding non-voting common stock, representing 21.3% of our total outstanding equity. Mr. Gonsoulin has over 40 years of experience in the oil and gas service industry. In 1977, he founded Sea Mar, Inc. (“Sea Mar”), a provider of marine transportation and support services to the oil and gas industry in the Gulf of Mexico and sold it to Pool Energy Services Co. (“Pool”) in 1998. Pool was acquired by Nabors Industries, Inc. in 1999, and Mr. Gonsoulin continued to serve as President of Sea Mar until December 31, 2001.
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
The SEC maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov.
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
Additional information relating to the Chapter 11 Cases (described above) is available on the Company’s restructuring website at https://cases.primeclerk.com/PHI or by telephone at (844) 216-8745 (for toll-free US and Canada calls) and +1 (347) 761-3249 (for tolled international calls), or email PHIinfo@primeclerk.com.

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

Risks Relating to Chapter 11 Cases
We are subject to risks and uncertainties associated with our Chapter 11 Cases.
On March 14, 2019 (the “Petition Date”), the Company and its principal U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).
For the duration of our Chapter 11 Cases, our business, financial condition, results of operations, and ability to continue as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm, consummate and implement a Chapter 11 plan of reorganization;

•	our ability to obtain court approval of motions filed by us in Chapter 11 Cases from time to time;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to maintain our relationships with our suppliers, service providers, customers, represented employees, non-represented employees and other third parties;

•	our ability to attract, motivate and retain key employees;

•	the significant time and effort required to be spent by senior management in connection with the Chapter 11 Cases and restructuring activities rather than focusing exclusively on business operations;

•	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;

•	our ability to develop and execute our business plan and strategies;

•	our ability to obtain acceptable and appropriate future financing to the extent required;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan of reorganization, to appoint a Chapter 11 trustee, to convert the Chapter 11 Cases to a Chapter 7 proceeding or to take other actions opposed by management; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Furthermore, we cannot predict the ultimate impact of the Chapter 11 Cases on our various stakeholders and constituents. Even if a Chapter 11 plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of third parties to do business with a company that recently emerged from Chapter 11 bankruptcy. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring as a result of the Chapter 11 Cases will have on our business, financial condition, results of operations, or stakeholders, nor can we assure you of our ability to continue as a going concern.

Our businesses could suffer from a long and protracted restructuring.

Our future results are dependent upon the timely and successful filing, confirmation and implementation of a Chapter 11 plan of reorganization. No assurance can be provided as to the length of time during which the Chapter 11 Cases will be pending. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.

So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. Further, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Additionally, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. We have engaged the services of financial consultants and legal advisors for our Chapter 11 proceedings. In addition, pursuant to certain agreements, court orders, and applicable Chapter 11 law, we are required to pay for the services of financial consultants and legal advisors for certain of our creditors. These services are expensive and may impact our ability to restructure our organization.

Operating under Chapter 11 of the Bankruptcy Code may restrict our ability to pursue our business strategies.

While we operate our businesses as a debtor-in-possession, we are required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions outside the ordinary course of business;

•	buy or sell assets or make capital investments outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	borrow funds for our operations, investments or other capital needs or to engage in other business activities that would be in our best interest.

Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court and one or more hearings. Various third parties may raise objections with respect to these motions. This process may delay certain activities. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in that activity or transaction.

In certain instances, any of the Chapter 11 Cases could be converted to a case under Chapter 7 of the Bankruptcy Code, which we believe could result in significant smaller distributions to the Debtors' creditors than under a Chapter 11 plan of reorganization.

In order to emerge from Chapter 11 bankruptcy protection, we must develop and obtain confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. The confirmation process can be subject to numerous, unanticipated potential delays. There can be no assurance that we will be able to confirm a plan of reorganization, so we urge caution with respect to existing and future investments in our securities.

We believe it is likely that we will receive objections to confirmation of any plan of reorganization from various stakeholders in the Chapter 11 proceedings. We cannot predict the impact that any objection to the plan or any third party motion filed during the Chapter 11 proceedings may have on a Bankruptcy Court’s decision to confirm a plan of reorganization or our ability to successfully implement a plan of reorganization.

If a plan of reorganization is not confirmed by the Bankruptcy Court the impact on our business and stakeholders is not clear.

If no plan of reorganization can be confirmed or if the Bankruptcy Court finds it appropriate to do so, the Bankruptcy Court may convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors' assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments could significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date.

In addition, if we emerge from Chapter 11 as anticipated, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following emergence from Chapter 11 would not be comparable to the financial condition and results reflected in our historical financial statements.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. However, certain exceptions could apply. Any claims not ultimately discharged through the Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could materially adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases may be limited by restrictions on implementation of incentive and retention programs under the Bankruptcy Code. The competition for experienced personnel in our industry can be intense. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would likely have a material adverse effect on our business, financial condition and results of operations.

Our senior management team and other key personnel may not be able to execute the business plans as currently developed, given the substantial attention required of such individuals by the Chapter 11 Cases.

The execution of our business plans is materially dependent on the efforts of our senior management team and other key personnel. It is impossible to predict with certainty the amount of time that we could spend in bankruptcy or to assure parties in interest that a plan of reorganization will be confirmed. The Chapter 11 proceedings may involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, the ability of our senior management to execute our business plans and, as a result, our financial condition and results of operations, particularly if the Chapter 11 proceedings are protracted. Accordingly, our business plan may not be implemented as anticipated, which may cause its financial results to materially deviate from those currently anticipated.

We could be materially adversely affected if our exclusivity period lapses or is terminated.

At the outset of a Chapter 11 proceeding, the Bankruptcy Code gives the debtor the exclusive right to propose a Chapter 11 plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. We currently expect to retain the exclusive right to propose a plan of reorganization with respect to the Chapter 11 Cases. However, if the Bankruptcy Court terminates that right or the exclusivity period expires, our ability to achieve confirmation of a Chapter 11 plan of reorganization could be materially adversely affected.

Any Chapter 11 plan of reorganization that we may implement will be based in large part upon assumptions and analysis developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization we may implement could affect our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to: (i) our ability to change substantially our capital structure, (ii) our continued ability to obtain adequate liquidity and access financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees and (v) the overall strength and stability of the markets in which we operate, both domestic and international. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any Chapter 11 plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
Our business, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.

Difficulties of operating while attempting to reorganize our businesses in bankruptcy may make it more difficult to maintain and promote our services and attract customers to our services and to keep our suppliers. As a result of the Chapter 11 Cases, we may experience collection issues with otherwise valid receivables of certain customers. Adverse resolution of these disagreements may impact our revenues and other costs of services, both prospectively and retroactively. It is too soon for us to predict with any certainty the ultimate impact of any such disagreements. Vendors may be less willing to conduct business with us on customary trade terms during the pendency of our Chapter 11 Cases and, in some instances, could decline to do business with us altogether. Many of our suppliers, vendors and service providers may require stricter terms and conditions, and we may not find these terms and conditions acceptable.

Trading in our equity securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative.

Based on current information, we believe it is possible that all or most of the value of our equity securities will be extinguished in connection with the Chapter 11 Cases, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In such event, amounts invested by the holders of such securities would not be recoverable and such securities would have no value.

Trading prices for our equity or other securities may bear little or no relationship during the pendency of the Chapter 11 Cases to the actual recovery, if any, by the holders thereof at the conclusion of the Chapter 11 Cases. Trading in the company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

We anticipate that the filing of the Chapter 11 Cases could detrimentally affect the trading liquidity of our common stock.

On March 15, 2019, Nasdaq Stock Market (“Nasdaq”), on which our common stock is currently listed, notified us of its determination to delist our common stock from Nasdaq under its applicable rules. We have the right to appeal this determination, but have not yet made a determination of whether to do so. If we do not appeal, we expect that our common stock will be delisted on March 26, 2019. If so, our common stock may become available for trading in alternative markets. However, we can neither assure you of this nor whether such alternative markets will provide sufficient trading liquidity, if any.
Securities traded on alternative markets generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of (i) investors that will consider investing in the securities, (ii) market makers in the securities, and (iii) securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.
The delisting of our common stock could impair our ability to incentivize key personnel through equity-based compensation or to use our equity for other strategic purposes. A number of institutional investors have investment policies that prohibit them from trading in securities listed on an over-the-counter market. Similarly, many brokers may be restricted from recommending over-the-counter securities to their customers due to their firm’s trading policies or applicable regulations of self-regulatory agencies. As a result, investors may find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, which would significantly limit the liquidity of our capital stock and may adversely affect the demand for and market price of our capital stock.
The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. For these and other reasons, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.

Risks Related to our Liquidity and Capital Resources
Our substantial indebtedness and operating lease commitments could adversely affect our financial condition and impair our ability to operate our business.
We currently have substantial obligations under finance agreements and operating leases, and expect this will continue to be the case even if we successfully emerge from Chapter 11 bankruptcy.

As of December 31, 2018, our total senior indebtedness was $630 million, consisting of (i) $500.0 million principal amount of our 5.25% Senior Notes due March 15, 2019 and (ii) $130.0 million principal amount of borrowings under our two-year term loan with the financing affiliate of our controlling shareholder (in each case excluding debt issuance costs). We also had $19.8 million of letters of credit outstanding at December 31, 2018. As of December 31, 2018, we had approximately $159.5 million of aggregate lease commitments. As discussed further elsewhere herein, we borrowed an additional $70 million on March 13, 2019.

The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the following instruments and agreements:

•
The Indenture dated as of March 17, 2014, as amended, supplemented or otherwise modified from time to time, by and among the Company, as issuer, the guarantors' party thereto and U.S. Bank National Association as trustee, and the Company’s $500 million aggregate principal amount of our above-described senior notes issued thereunder.

•
The Loan Agreement, dated as of September 28, 2018, as amended, supplemented or otherwise modified from time to time, by and among Thirty Two, L.L.C., as lender, the Company, as borrower and the guarantors party thereto, and the related Promissory Note dated as of September 28, 2018 by the Company, as borrower, in favor of Thirty Two, L.L.C., as lender, for the above-described $130 million term loan.

The instruments and agreements described above provide that as a result of the commencement of the Chapter 11 Cases, the financial obligations thereunder, including any principal amount, together with accrued interest thereon, will be immediately due and payable. Any efforts to enforce payment of such financial obligations under such instruments and agreements are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of such financial obligations are subject to the applicable provisions of the Bankruptcy Code.
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

Subject to the limits contained in our existing debt and lease instruments and under the Bankruptcy Code, we may be able to incur substantial additional debt from time to time. If we do so, the effects of each of these factors could be intensified.
Our business requires us to incur substantial capital expenditures.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the future. Our capital expenditures relate primarily to the purchase of aircraft, including purchases of aircraft under purchase options, as well as capital improvements that enhance the value or safety of our aircraft and related infrastructure or that are necessitated by changes in technology or customer preferences. At December 31, 2018, we did not have any commitment to purchase aircrafts in 2019. If we fail to adequately invest in our aircraft and related infrastructure in the future, the competitiveness of our fleet and service offerings could suffer.

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
Failure to comply with covenants in our future financing arrangements could adversely affect our business and ability to operate as a going concern.
Although the terms of our future financing arrangements are unclear, we expect that they will contain negative covenants that may materially restrict our operations. Similarly, we expect that our future financing arrangements may contain financial covenants the same or similar to those contained in our Term Loan Agreement, dated March 13, 2019. Our ability to meet certain of these covenants can be affected by events beyond our control, and we cannot assure you that we will meet them in the future. Any such failure to meet such covenants would constitute an event of default, which could potentially result in additional defaults or the acceleration of payment obligations under cross-default or cross-acceleration provisions in other of our agreements. We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by these restrictive covenants. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities.

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
Adverse publicity or news coverage relating to us, including, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases. In addition, accidents involving any aircraft operated by us or another operator could cause substantial adverse publicity affecting us specifically or our industry generally. In either case, media coverage and public statements that insinuate improper actions by us or other industry participants, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations, or additional regulation. Various consumer interest groups have questioned the fairness of certain billing practices used in the air medical industry, which has generated negative industry publicity and various proposals to further regulate the industry. Addressing negative publicity and any resulting litigation, investigations or regulation may distract management, increase costs, and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, financial condition, or results of operations. Our aircraft have been involved in accidents in the past, some of which have included the loss of life and property damages. We may experience similar accidents in the future.
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
Because the fall and winter months have fewer hours of daylight, our flight hours are generally lower at those times, which typically results in a reduction in operating revenues during those months. Currently, approximately 59% of the helicopters used in our Oil and Gas operations are equipped to fly under instrument flight rules (“IFR”), which enables these aircraft, when manned by IFR-rated pilots and co-pilots, to operate when poor visibility or darkness prevents flight by non-IFR aircraft.
Recently, our Air Medical operations have been negatively impacted by a greater-than-anticipated number of days where adverse weather grounded flights. Some industry observers have speculated that changes in weather patterns have caused this situation, and that such adverse weather patterns could persist in the future. If those speculations prove to be true, our Air Medical segment will continue to be adversely affected thereby.
Our helicopters may not always be profitably deployed.
Our helicopters may not always be profitably deployed. Customers often require a specific type of helicopter, which may be different from those in our fleet. The duration of our typical customer contract is generally too short to recover our full cost of purchasing a helicopter, subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Helicopters we acquire may not be covered by customer contracts when they are added to our fleet. Once a new helicopter is delivered to us, we generally spend between two and three months installing mission-specific or customer-specific equipment before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us. In addition, unscheduled maintenance or repairs can interrupt our service and adversely impact our operating results.
As discussed in greater detail elsewhere in this Form 10-K, the downturn in the oil and gas industry that began in mid-2014 significantly reduced the demand for and utilization of our fleet of offshore aircraft in the ensuing years.
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
Most of our fixed-term contracts contain provisions permitting early termination by the customer, sometimes with as little as 30 days’ notice for any reason and generally without penalty. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. In light of weak offshore market conditions, certain of our customers over the past few years have requested reductions in the number of aircraft under contract, pricing concessions or both, and we may receive additional such requests in the future. As a result, you should not place undue reliance on the existence or current terms of our customer contracts.
The helicopter services business is competitive.
All segments of our business are highly competitive. We generally compete on the basis of safety, price, reliability, aircraft availability, experience, fleet configuration and quality of service.
We have two major competitors and several small competitors operating in the Gulf of Mexico, including leasing companies. We believe competition in our international offshore markets is as great as or greater than the competition we face in the Gulf of Mexico. In addition, most of our customers and potential customers could operate their own helicopter fleets if they chose to do so.
Our Air Medical segment competes for business primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no contracts and no fixed revenue stream, but must compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with healthcare facilities to provide their transportation services, with the contracts typically awarded on a competitive bid basis. Under both models, we compete against national and regional companies, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters. Demand for our Air Medical flight services would decrease if more hospitals in our operating areas develop their own aviation capability. Over the past several years, we believe the number of air medical helicopters operating in the U.S. has increased, thereby intensifying competitive pressures.
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

The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our offshore services, followed by periods of low demand for our offshore services. Changes in commodity prices can have a significant effect on demand for our offshore services, and periods of low activity intensify price competition in the industry and could result in our aircraft being idle for prolonged periods. As noted elsewhere in this report, the downturn in the oil and gas markets that began in mid-2014 impacted our operations by reducing our aircraft utilization rates and intensifying pricing pressures.
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

As a result of the decline of demand for our offshore aircraft and services over the past few years, the fair market value of our offshore aircraft has declined in recent periods and may decline further in the future. Lower aircraft values can adversely impact us in several ways, including potential asset impairment charges, potential breaches of loan covenants or lower proceeds in the event of aircraft sales.
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
Our Air Medical operations expose us to a number of risks that we do not encounter in our Oil and Gas operations. For instance, the fees for our Air Medical services generally are paid by insurance companies, government agencies under federal programs such as Medicare and Medicaid, or individual patients. Reimbursement rates vary among payor types, with commercial insurers typically reimbursing us at a higher rate than Medicare, Medicaid, and self- pay reimbursement rates. We respond to calls for emergency air medical transport without reviewing the creditworthiness or insurance coverage of the patient and are not permitted to refuse service to patients based on their inability to pay. As a result, the profitability of our Air Medical operations depends not only on our ability to generate an acceptable volume of patient transports, but also on our ability to collect our transport fees. Because our mix of customers is subject to change and their payment rates vary, the collection rates of our Air Medical invoices are more volatile than the collection rates of our Oil and Gas invoices.
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
FAA regulations currently require that at least 75% of our voting securities be owned or controlled by citizens of the U.S. or one of its possessions, and that our president and at least two-thirds of our directors be U.S. citizens. Currently, our president and each of our directors are U.S. citizens. Moreover, as noted further below under the heading “- Other Risks Specific to our Company - Our articles of incorporation limit the ownership of voting securities by persons who are not U.S. Citizens, which could have adverse effects,” our charter provides for the automatic reduction in voting power of each share of voting common stock owned or controlled by a non-U.S. citizen if necessary to comply with these regulations.
We are subject to significant regulatory oversight by OSHA and similar state agencies. We are also subject to the Communications Act of 1934 because of our ownership and operation of a radio communications network that we use to communicate with our pilots throughout our market territory.
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
As noted in greater detail in the risk factors below, the healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Among other things, these laws and regulations govern our reimbursements from Medicare and Medicaid and the privacy and security of the medical records of patients transported by us. Our domestic Air Medical operations are subject to regulation by the U.S. Department of Health and Human Service, and further require us to obtain, maintain and periodically renew various state ambulance licenses. If we cannot timely obtain and thereafter maintain and renew these licenses in our operating markets, our ability to conduct or expand our Air Medical operations could be adversely affected.
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
In 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act (“PPACA”), which comprehensively reformed the domestic healthcare regulatory system by introducing changes designed to expand the number of Americans with healthcare coverage and to control healthcare costs. The long-term impact of the continuing implementation of the PPACA on our Air Medical operations remains uncertain, because any benefits we may receive from serving fewer uninsured patients may be partly or fully offset by any resulting decrease in reimbursement rates per flight from Medicaid, Medicare and commercial insurance payors or by any increase in the number of Medicaid payors. Since the enactment of the PPACA, the U.S. Congress has taken additional steps impacting the availability of healthcare coverage in the U.S., which has further impacted our Air Medical operations. We anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative healthcare delivery and payment systems, which could result in additional fundamental changes in the U.S. healthcare system. Moreover, changes in the leadership of governmental agencies that regulate us could lead to changes in healthcare regulations or policies or changes in the manner in which they are interpreted or enforced. For all these reasons, we cannot currently assess the ultimate impact of prevailing and future healthcare laws and regulations on our business, operations, financial results or prospects.

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
Ongoing scrutiny of the air medical industry could lead to additional regulation.
In recent years, various consumer interest groups have questioned the billing practices used in the air medical industry, and proposed changes in billing practices designed to enhance customer protection. Certain provisions of the FAA Reauthorization Act of 2018 are intended to promote further study of this issue, including the creation of an advisory committee tasked with studying certain industry issues. It is currently unclear whether these industry trends or studies will lead to additional regulation of the air medical industry. Any such regulation could heighten scrutiny of our operations, impact our billing practices, increase our costs or otherwise adversely impact our air medical segment.
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
Our relationships with our vendors and customers and our marketing practices are subject to the federal Anti- Kickback Statute and similar state laws.
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
We are exposed to risks arising out of laws, regulations and disclosure standards affecting all U.S. public companies.
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
Approximately 56% of our 2018 operating revenue was attributable to providing helicopter services for offshore oil and gas exploration and production companies. Our business is highly dependent on the level of exploration, development and production activity by oil and gas companies. The level of exploration, development and production activity is directly affected by trends in oil and gas prices, which historically have been volatile and difficult to predict. Oil and gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. Lower oil and natural gas prices generally lead to decreased spending by our customers over time.
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
Changes in industry conditions that increase the prospects or profitability of onshore drilling, which generally does not require use of our helicopter services, could have an adverse effect on our operations. For instance, if onshore fracking continues to meaningfully increase the supply of hydrocarbons, it could reduce the level of domestic or foreign offshore exploration and production and the demand for our helicopter services.
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
We are substantially dependent on servicing deepwater facilities in the Gulf of Mexico with heavy aircraft.
Approximately 38% of our oil and gas segment revenues for the year ended December 31, 2018 were attributable to our deepwater operations in the Gulf of Mexico. Consequently, our oil and gas operations are significantly dependent upon the availability of the heavy aircraft that we have purchased or leased to service this market segment. If regulatory authorities, PHI, or PHI’s customers were to deem these aircraft unsafe and suspend or curtail their use, our operating activities, financial position, cash flow and prospects could be materially adversely effected. Industry experts expect more drilling platforms to be decommissioned than installed in shallow waters of the Gulf of Mexico over the next 10 to 15 years, which would result in a systemic decline in the number of shallow water platforms that require flight services. If these market projections prove to be accurate, our domestic offshore operations will in the future be even more dependent than we are now on serving deepwater facilities in the Gulf of Mexico.
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
Our Oil and Gas segment derives a substantial portion of its operating revenues and income from a limited number of major and independent oil and gas companies. For the year ended December 31, 2018, approximately 24.6% of our operating revenues were attributable to our two largest Oil and Gas customers and our largest Air Medical customer, in the aggregate. For the same period, approximately 38.1% of our operating revenues were attributable collectively to our top five largest customers. We cannot assure you that these customers will continue to contract with us on terms or at rates currently in effect, or will not elect to contract with our competitors or perform their own transportation services themselves. The loss of one of our top customers, if not offset by revenues from new or other existing customers, would have a material adverse effect on our business and operations. In addition, our concentration of customers within the oil and gas industry may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.
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
Approximately 100 of our Australian pilots and ground staff are represented by two unions pursuant to bargaining agreements, one of which recently lapsed. We are also a party to one other agreement covering a limited number of our New Zealand pilots. We cannot assure you that these agreements will be extended in the future on terms acceptable to us or at all.
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
As of December 31, 2018, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned stock representing over 70.9% of the total voting power of our capital stock. As a result, he exercises control over the election of all of our directors and the outcome of all matters requiring a shareholder vote. This ownership also may delay or prevent a change in our management or a change in control of us, even if such changes would benefit our other shareholders and were supported by a majority of our shareholders.
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
Over the past several years, we commenced operations in several foreign countries and in late 2017 we acquired additional overseas operations from HNZ. Our international operations represented approximately 23.3% of our total operating revenues for the year ended December 31, 2018. As of December 31, 2018, we operated 239 aircraft located in 8 countries outside of the U.S.
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
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change, including in connection with our Chapter 11 Cases.
As described in Note 9 - Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this report, we have substantial net operating loss carryforwards (“NOLs”) available to offset future taxable income. Our ability to use our federal NOLs could be substantially limited if we were to experience an “ownership change” as defined in Section 382 of the Internal Revenue Code (“IRC”). Generally, an ownership change occurs when the percentage of a corporation’s stock (by value) owned by all of the corporation’s 5% shareholders (as determined pursuant to the IRC), as a group, has increased by more than 50 percentage points over the lowest percentage of stock (by value) owned by the 5% shareholders, as a group, at any time during the past three years. A corporation must test to determine whether it has had an ownership change on any date that a 5% shareholder acquires stock. Changes in ownership of our stock are generally not within our control. If an ownership change were to occur, the use of our federal NOLs would be subject to an annual limit, generally equal to the value of the company multiplied by the long-term tax exempt rate, which could substantially limit our ability to use the NOLs each year and could result in NOLs expiring unused. Use of our state NOLs may also be limited by an ownership change. Following the implementation of a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. In addition, the NOLs can be reduced from the amount of discharge of indebtedness arising in the Chapter 11 Cases under Section 108 of the IRC.
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
Risks Relating to Our 2017 Acquisition of HNZ’s Offshore Business
We may be unable to realize the anticipated benefits of the acquisition.
We continue to devote management attention and resources to integrating certain of our business practices and operations with those of HNZ’s offshore business. We may encounter difficulties in the integration process, including the following:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Aircraft
Information regarding our 231 owned or leased aircraft fleet and 8 customer-owned aircraft that we operated as of December 31, 2018 is set forth in the following table:

Manufacturer	Type	Number in Fleet	Engine	Maximum Passenger Capacity	Cruise Speed (mph)	Approximate Range (miles) (2)
Light Aircraft
Bell	206 / 407	78	Turbine	4 – 6	130 – 150	300 – 420
Eurocopter	BK-117	6	Twin Turbine	4 – 6	135	255 – 270
Eurocopter	EC-135 (1) / EC-145	39	Twin Turbine	7	143	380
Eurocopter	AS350 B2 / B3	24	Turbine	5	140	335 – 385
Medium Aircraft
Bell	212 (1) / 412 (1)	9	Twin Turbine	8 –13	115 – 160	300 – 370
Sikorsky	S-76 (1) A++, C++	25	Twin Turbine	12	150	400
Agusta Westland	AW-139 (1) / AW-109/AB139	18	Twin Turbine	15	160	570
Heavy Aircraft
Sikorsky	S-92A (1)	33	Twin Turbine	19	160	495
	Total Helicopters	232
Fixed Wing (3)
Lear Jet	31A (1) / 40	2	Turbojet	8	527	1,435
Beech	King Air (1)	5	Turboprop	8	300	1,380
	Total Fixed Wing	7
	Total Aircraft	239

(1)	Equipped to fly under instrument flight rules. All other types listed can only fly under visual flight rules. See related disclosures in Item 1 and Item 1A of this report.

(2)	Based on maintaining a 30-minute fuel reserve.

(3)	Includes one Lear Jet 31A and one King Air 250 used for corporate purposes.
Of the 239 aircraft listed as of December 31, 2018, we owned 213 and leased 18. The leased aircraft consist of 16 heavy aircraft and 2 medium aircraft currently used in the Oil and Gas segment. We excluded from our reported figures any aircraft owned or operated by us under temporary arrangement that do not enable us to earn income. The table above also lists 8 customer-owned aircraft (6 light aircraft and 2 medium aircraft) that we operate on the customers’ behalf.
From time to time, we may sell aircraft when they become obsolete or do not fit into our future fleet plans.

Facilities
General - Our principal facilities are located on property leased from the Lafayette Airport Commission at Lafayette Regional Airport in Lafayette, Louisiana. The lease covers approximately 28 acres and two buildings, with an aggregate of approximately 253,000 square feet, housing our main operational, executive, and administrative offices and the main repair and maintenance facility. The lease for this facility commenced in 2001, expires in 2021 and grants us three five-year renewal options following the expiration date.
Oil & Gas Segment - We own our Boothville, Louisiana operating facility. The property has a 23,000 square foot building, a 7,000 square foot hangar, and landing pads for 35 helicopters.
We also lease property for an executive and marketing office in Houston, Texas and 16 additional bases to service the oil and gas industry throughout the Gulf of Mexico and our international markets. Those domestic bases that represent a significant investment in leasehold improvements and are particularly important to our operations are:

Domestic
Facility	Lease Expiration	Area	Facilities	Comments
Morgan City (Louisiana)	June 30, 2020	53 acres	Operational and maintenance facilities, landing pads for 27 helicopters	Option to extend through 2023

Intracoastal City (Louisiana)	December 31, 2019	18 acres	Operational and maintenance facilities, landing pads for 11 helicopters	Option to extend through 2021

Houma-Terrebonne Airport (Louisiana)	February 28, 2019	97 acres (Two Locations)	Two operational and maintenance facilities, landing pads for 57 helicopters total	Facilities under nine separate leases, of which two contain options to extend through 2027

Galveston (Texas)	May 31, 2021	11 acres	Operational and maintenance facilities, landing pads for 22 helicopters	Option to extend through 2041

Fourchon (Louisiana)	June 5, 2019	15 acres	Operational and maintenance facilities, landing pads for 18 helicopters	Facility under two separate leases, of which two contain options to extend through 2022 and 2026.
Our other domestic offshore operations-related facilities are located at Alexandria, Cameron, and Lake Charles, Louisiana.
We also operate from offshore platforms, use of which are provided without charge by the owners of the platforms, although in certain instances we are required to indemnify the owners against loss in connection with our use of their facilities.
Our international operations headquarters is located in Nelson, New Zealand. Our international offshore operations also operate facilities located at New Plymouth-New Zealand, Puerto Princesa-Philippines, and, in Karratha, Broome and Longford-Australia.
Air Medical - We also lease office and hangar space for our Air Medical operations in Phoenix, Arizona. The two buildings are held under separate leases and collectively provide 7,000 square feet of hangar space and 47,781 square feet of office space. The office space lease has a five year term expiring on October 31, 2022. The hangar lease expires in March 2022. As of December 31, 2018, we operated 67 Air Medical bases located in Arizona, California, Florida, Indiana, Kentucky, Maryland, Michigan, Missouri, Mississippi, New Jersey, New Mexico, Ohio, Tennessee, Texas, and Virginia, all of which are leased. We had 18 Air Medical sites furnished by customers as of December 31, 2018.

ITEM 3.    LEGAL PROCEEDINGS
For information on our Chapter 11 Cases, see Notes 1, 13 and 19 of the Notes to Consolidated Financial Statement included in this Form 10-K. For information on our other legal proceedings and other contingencies, see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information; Holders; Dividends
Historically, our voting and non-voting common stock has traded on The NASDAQ Global Select Market, under the symbols PHII and PHIIK, respectively. In light of the Chapter 11 Cases, we cannot assure you that our stock will remain listed on Nasdaq. See Item 1A. Risk Factors, We anticipate that the filing of the Chapter 11 Cases could detrimentally affect the trading liquidity of our common stock.
Each share of voting common stock entitles the holder to one vote with respect to such share on each matter properly submitted to the Company’s shareholders. Unless otherwise required by law, holders of the non-voting common stock are not entitled to any voting rights. Except with respect to voting rights, each share of voting common stock and non-voting common stock are identical. As of December 31, 2018, Al A. Gonsoulin, our Chairman of the Board and Chief Executive Officer, beneficially owned voting common stock representing approximately 70.9% of our total voting power.
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
Certain of our financing arrangements restrict the payment of dividends. For more information, see Note 8 Debt, of the Notes to Consolidated Financial Statements included in this Form 10-K and “Risk Factors – Risks Related to our Liquidity and Capital Resources” appearing in Item 1A of this report.
As of March 7, 2019, there were approximately 736 holders of record of our voting common stock and 59 holders of record of our non-voting common stock.
We maintain a voluntary employee stock repurchase plan under which employees holding PHI shares issued under our equity incentive programs can voluntarily offer to sell their shares to PHI and PHI may accept or reject these offers. For the quarter ended December 31, 2018, we did not repurchase any of our shares under this plan. Please note that the SEC rules require disclosure only regarding the prior quarter.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five years should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Thousands, except per share amounts)
Income Statement Data
Operating revenues	$674,423	$579,545	$634,098	$804,228	$836,270
Loss (gain) on disposition of assets, net	753	298	(3,350)	339	848
Net earnings (loss) (1) (2) (3) (4)	(141,514)	7,532	(26,680)	26,924	32,688
Net earnings (loss) per share
Basic	(8.95)	0.48	(1.70)	1.73	2.11
Diluted	(8.95)	0.48	(1.70)	1.72	2.08
Weighted average shares outstanding
Basic	15,818	15,762	15,663	15,566	15,483
Diluted	15,818	15,762	15,663	15,642	15,685
Cash Flow Data
Net cash (used in) provided by operating activities	$17,648	$(19,103)	$(564)	$133,918	$119,519
Net cash provided by (used in) investing activities	20,802	42,033	(75,218)	(149,833)	(245,050)
Net cash (used in) provided by financing activities	11,520	(16,756)	75,971	12,052	130,867
Balance Sheet Data (5)
Current assets	$316,638	$352,613	$521,666	$521,290	$466,524
Working capital	(278,683)	273,577	464,616	445,158	386,012
Property and equipment, net	902,485	946,765	903,977	883,529	877,818
Total assets	1,262,226	1,401,846	1,448,440	1,426,333	1,376,080
Total debt	628,975	615,994	631,247	553,501	543,000
Shareholders’ equity	473,433	612,654	599,778	626,998	597,068

(1)	Net earnings in 2018 includes an impairment of goodwill, intangible assets and long lived-assets of $109.0 million.

(2)	Net earnings in 2017 includes a net tax benefit of $49.2 million related to the remeasurement of our net deferred tax liability under the Tax Cuts and Jobs Act.

(3)	Net earnings in 2016 includes an after-tax charge of $1.0 million related to voluntary early retirement programs.

(4)	Net earnings in 2015 includes an after-tax charge of $8.6 million related to voluntary early retirement programs.

(5)	As of December 31.

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

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors, and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 80%, 81%, and 74% of our Air Medical segment revenues for the years ended December 31, 2018, 2017 and 2016, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of this report. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. These changes have created overcapacity in the offshore flight services industry and have negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. Although various experts believe the negative consequences of the market downturn have crested, we cannot assure you of this. For information on the adverse impact of this market downturn on our liquidity, see “- Liquidity and Capital Resources - Cash Flow - Liquidity” below.

Results of Operations
The following tables present segment operating revenues, expenses and earnings before income taxes, along with certain non-financial operational statistics, for the years ended December 31, 2018, 2017.

	Year Ended		Favorable (Unfavorable)
	December 31,
	2018	2017
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$380,238	$298,398	$81,840
Air Medical	257,132	257,273	(141)
Technical Services	37,053	23,874	13,179
Total operating revenues	674,423	579,545	94,878
Segment direct expenses (1)
Oil and Gas (2)	371,930	321,272	(50,658)
Air Medical	230,840	208,987	(21,853)
Technical Services	28,849	16,825	(12,024)
Total direct expenses	631,619	547,084	(84,535)
Segment selling, general and administrative expenses
Oil and Gas	18,485	5,899	(12,586)
Air Medical	13,833	12,442	(1,391)
Technical Services	1,418	1,405	(13)
Total selling, general and administrative expenses	33,736	19,746	(13,990)
Total segment direct and selling, general and administrative expenses	665,355	566,830	(98,525)
Net segment (loss) profit
Oil and Gas	(10,177)	(28,773)	18,596
Air Medical	12,459	35,844	(23,385)
Technical Services	6,786	5,644	1,142
Total net segment profit (3)	9,068	12,715	(3,647)
Impairments of assets (4)	(109,024)	(368)	(108,656)
Other, net (5)	(574)	2,466	(3,040)
Unallocated selling, general and administrative expenses (1)	(32,949)	(34,071)	1,122
Interest expense	(33,981)	(32,183)	(1,798)
Loss before income taxes	$(167,460)	$(51,441)	$(116,019)
Flight hours
Oil and Gas	81,928	78,548	3,380
Air Medical	38,455	37,226	1,229
Technical Services	1,219	1,177	42
Total	121,602	116,951	4,651
Air Medical Transports	19,577	19,548	29
Aircraft owned or operated at period end
Oil and Gas	125	133
Air Medical	108	106
Technical Services	6	6
Total (6)	239	245

(1)The following amounts of depreciation and amortization expense are included in direct expense and unallocated selling, general and administrative costs:

	Year Ended December 31,
	2018	2017
Segment direct expense:
Oil & Gas	$47,723	$39,655
Air Medical	22,606	20,413
Technical Services	499	581
Total	$70,828	$60,649
Unallocated SG&A	$8,426	$7,378

(2)	Includes equity in income/loss of unconsolidated affiliates.

(3)
Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Year Ended December 31,
	2018	2017
Total net segment profit	$9,068	$12,715
Impairments of assets	(109,024)	(368)
Other, net	(574)	2,466
Unallocated selling, general and administrative costs	(32,949)	(34,071)
Interest expense	(33,981)	(32,183)
(Loss) earnings before income taxes	$(167,460)	$(51,441)

(4)	Includes impairment of assets, goodwill and intangibles.

(5)	Includes gains on disposition of property and equipment, and other income.

(6)
Represents the total number of aircraft available for use, not all of which were deployed in service as of the dates indicated; includes six aircraft as of December 31, 2018, and six aircraft as of December 31, 2017 that were owned or leased by customers but operated by us.

Year Ended December 31, 2018 compared with Year Ended December 31, 2017
Combined Operations
Operating Revenues - Operating revenues for the year ended December 31, 2018 were $674.4 million, compared to $579.5 million for the year ended December 31, 2017, an increase of $94.9 million, or 16.4%. Oil and Gas segment operating revenues increased $81.8 million for the year ended December 31, 2018. As discussed further below, this increase is attributable principally to revenue derived from our recently-acquired HNZ Offshore Business and secondarily from an increase in revenues from our legacy international Oil and Gas operations, partially offset by a decrease in revenues from our Gulf of Mexico operations. Operating revenues in our Air Medical segment decreased $0.1 million due principally to decreased revenues attributable to our independent provider operations. Technical Services operating revenues increased $13.2 million due to an increase in services provided to our government customer under projects discussed further below.

Total flight hours for the year ended December 31, 2018 were 121,602 compared to 116,951 for the year ended December 31, 2017. Oil and Gas segment’s flight hours increased 3,380 hours, due to increases in flight hours for medium and heavy aircraft model types, partially offset by a decrease in flight hours for light model types. Air Medical segment flight hours increased 1,229 hours from the year ended December 31, 2017, due to increased flight hours in our independent provider programs. Individual patient transports in the Air Medical segment were 19,557 for the year ended December 31, 2018, compared to 19,548 for the year ended December 31, 2017.
Direct Expenses – Direct operating expense was $631.6 million for the year ended December 31, 2018, an increase of $84.5 million, or 15.4%. Employee compensation expense for 2018 increased $34.8 million primarily due to our recent acquisition of the HNZ Offshore Business and due to the expansion of Air Medical independent provider programs and higher employee compensation costs for existing bases. We experienced an increase in aircraft warranty costs of $23.4 million as a result of 1) increased flight hours for our heavy aircraft in our international operations, 2) the addition of a new warranty program for our medium aircraft at the beginning of 2018, and 3) the prior year containing a $9.8 million non-recurring credit due to the cancellation of a warranty program on some of our fleet of medium aircraft. Fuel expenses increased $9.0 million, principally due to our expanded international operations, as well as higher fuel prices. Aircraft depreciation increased $6.0 million, partly due to the addition of aircraft from the acquisition of the HNZ Offshore Business. Spare parts expense increased by $3.0 million due to our expanded international operations and increases in parts costs for our government contract. Cost of goods sold increased by $5.6 million, primarily related to increased services to an external customer by our technical services segment. Other cost increased $2.7 million, net.
Selling, General, and Administrative Expenses – Selling, general and administrative expenses were $66.7 million for the year ended December 31, 2018, compared to $53.8 million for the year ended December 31, 2017. The $12.9 million increase was primarily attributable to an $11.4 million related to our recent HNZ acquisition. In addition, stock based compensation increased by $1.7 million. Attorney and consulting fees increased by $3.7 due to special projects. Severance pay decreased $3.2 million, and employee incentive expense decreased $1.3 million. Other items increased $0.6 million, net.
Loss on Disposal of Assets, net – Loss on asset dispositions was $0.8 million for the year ended December 31, 2018, compared to a loss of $0.3 million for the year ended December 31, 2017. In 2018, we sold or disposed of two light, three medium, and one heavy aircraft. In 2017, we sold or disposed of six medium and one fixed wing aircraft, along with spare parts inventory, that no longer met our strategic needs.
Impairment of Assets, goodwill and intangibles – During the fourth quarter of 2018, the Company performed the impairment test of goodwill and determined that the fair value of its goodwill for the Oil and Gas segment was less than its carrying value and recorded a $61.6 million impairment charge. We also recorded $15.5 million impairment related to customer relationship, non-compete agreements and tradenames from the HNZ offshore acquisition completed in December 2017. In connection with our annual impairment testing, we also recorded an impairment charge in the year ended December 31, 2018 for two light, eighteen medium and one heavy aircraft in our Oil and Gas segment. The carrying value of these aircraft and related inventory was $109.6 million. Following a market analysis, we determined that the market value for these aircraft was $85.2 million (based on a Level 3 review, as defined by ASC 820, Fair Value Measurements and Disclosures). As a result of this analysis, we recorded an aggregate non-cash pre-tax impairment loss of $23.2 million for 2018. In connection with the evaluation of our current inventory levels and result of changes in expected future utilization for certain medium aircraft, we recorded charges of approximately $8.6 million to write-down certain spare parts within inventories to its net realizable value.
We had $0.4 million impairment losses in the year ended December 31, 2017. We had $0.4 million impairment losses for the year ended December 31, 2016. We also recorded an impairment of intangible assets of $15.6 million.
Equity in Loss (Profit) of Unconsolidated Affiliate – Equity in our unconsolidated affiliate attributable to our investment in a Ghanaian entity was a profit of $0.2 million for December 31, 2018, compared to a loss of $1.0 million for the year ended December 31, 2017, relative to our 49% equity ownership, respectively. See Note 16. In 2017, we also recorded $0.6 million of equity in the income of our unconsolidated affiliate attributable to our late 2016 investment in our Australian joint venture, which resulted in our equity in income of unconsolidated entities for 2017 equaling $0.4 million on a net basis. As a result of our acquisition of the HNZ Offshore Business in late 2017, this entity has been included in our consolidated operations in 2018.

Interest Expense - Interest expense was $34.0 million for the year ended December 31, 2018, compared to $32.2 million for the year ended December 31, 2017, principally due to a higher average interest rate.

Other Income, net - Other income was $0.2 million for the year ended December 31, 2018, compared to $2.8 million for the year ended December 31, 2017. Net interest income decreased $1.9 million due to lower investment balances. Losses on sales of investments during the twelve months of 2018 increased $0.3 million. Other items decreased $0.4 million, net.

Income Taxes - Income tax benefit for the year ended December 31, 2018 was $26.0 million compared to $59.0 million for the year ended December 31, 2017. Our effective tax rate was 15.5% and (115.0%) for the year ended December 31, 2018 and December 31, 2017, respectively. The lower rate of benefit for the year ended December 31, 2018 reflects the impact of recording $17.7 million in tax expense related to the impairment of Goodwill (See Note 18). The higher rate of benefit for the year ended December 31, 2018 is mainly the result of the recently enacted Tax Cuts and Jobs Act (the “Act”) that was signed on December 22, 2017. The Act, among other things, reduced the U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. The change in the U.S. corporate tax rate required us to remeasure our existing net deferred liabilities, which resulted in a $49.2 million income tax benefit, recorded in 2017. See Note 9.

Net Income - Net loss for the year ended December 31, 2018 was a $141.5 million compared to net income of $7.5 million for the year ended December 31, 2017. Loss before income taxes for the year ended December 31, 2018 was $167.5 million compared to a loss before income taxes of $51.4 million for the same period in 2017. Loss per diluted share was $8.95 for 2018 compared to earnings per diluted share of $0.48 for 2017. The decrease in earnings in 2018 was primarily due to the above-described impairment charges. We had 15.8 million weighted average diluted common shares outstanding for the years ended December 31, 2018 and 2017, respectively.
Segment Discussion
Oil and Gas - Oil and Gas segment revenues were $380.2 million for the year ended December 31, 2018, compared to $298.4 million for the year ended December 31, 2017, an increase of $81.8 million. Our Oil and Gas segment revenues are primarily driven by contracted aircraft, flight hours and rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours. Oil and Gas segment flight hours were 81,928 for 2018 compared to 78,548 for 2017, an increase of 3,380 flight hours. Of this increase of 3,380 flight hours, 5,795 hours were attributable to our newly-acquired HNZ operations, which was partially offset by lower utilization rates of our Gulf of Mexico.

The number of aircraft available for use in the segment was 125 at December 31, 2018, compared to 133 at December 31, 2017. We terminated the lease on one heavy aircraft, and purchased one heavy aircraft off of lease. In addition, we sold or disposed of one light, three medium, and one heavy aircraft in the Oil and Gas segment during the year ended December 31, 2018. We have sold or disposed of six medium and one fixed wing in the Oil and Gas segment during the year ended December 31, 2017. Change in customer-owned aircraft and transfers between segments account for the remainder.

Direct expense in our Oil and Gas segment was $371.9 million for the year ended December 31, 2018, compared to $321 million for the year ended December 31, 2017, an increase of $50.7 million. Salaries and wages increased by $28.0 million, primarily due to our recent HNZ acquisition. We experienced an increase in aircraft warranty costs of $21.8 million partly as a result of an $8.9 million nonrecurring credit in 2017 due to the cancellation of a warranty program on some of our medium aircraft fleet. The remaining $12.9 million increase in warranty cost was due to increased flight hours for our heavy aircraft in our international operations, and the addition of a new warranty program for our medium aircraft at the beginning of 2018. Fuel expense increased $7.5 million primarily due to the HNZ acquisition and increased fuel cost for our Gulf of Mexico operations. Helicopter rent decreased $6.1 million, net, due to the termination of one heavy aircraft lease in 2018 and one late in 2019 and purchasing one heavy aircraft off of lease. Aircraft depreciation expense increased $6.0 million due in part to the aircraft acquired from the HNZ acquisition. There was a decrease in component repair cost of $10.4 million, primarily due to a reduction in scheduled maintenance. Other operating expenses increased by $3.3 million primarily due to the HNZ acquisition. Other items increased $0.6 million, net.

Selling, general and administrative segment expenses were $18.5 million for the year ended December 31, 2018 and $5.9 million for the year ended December 31, 2017. The $12.6 million increase was primarily due to an increase of $12.0 million as a result of our acquisition of the HNZ Offshore Business, plus an increase in domestic payroll expense of $0.6 million, net.

Oil and Gas segment loss was $10.2 million for the year ended December 31, 2018, compared to a loss of $28.8 million for the prior year period. The $18.6 million decrease in segment loss was due to the increased revenues detailed above, partially offset by increased expenses, also described above.

Air Medical - Air Medical segment revenues were $257.1 million for the year ended December 31, 2018, compared to $257.3 million for the year ended December 31, 2017, a decrease of $0.2 million. Operating revenues in our legacy independent provider programs decreased $11.0 million primarily due to a decrease in independent provider transports. This decrease was offset by revenue increases of $9.9 million primarily attributable to new bases and traditional program revenues of $1.1 million. Other revenues increased by $0.2 million. Total patient transports were 19,577 primarily attributable to new leases for the year ended December 31, 2018, compared to 19,548 for the prior year.

The number of aircraft in the segment at December 31, 2018 was 108, compared to 106 at December 31, 2017. One light aircraft was sold in 2018. Changes in customer-owned aircraft and transfers between segments account for the increase.

Direct expense in our Air Medical segment was $230.8 million for the year ended December 31, 2018, compared to $209.0 million for the year ended December 31, 2017, an increase of $21.8 million. This increase is due in part to $15.1 million in increased expenses related to new bases that were not operating in the prior year. Employee compensation costs for the existing operations increased $8.4 million due to increased labor costs associated with a change in our staffing models. Other direct expense items increased $1.1 million, net.

Selling, general and administrative segment expenses were $13.8 million for the year ended December 31, 2018, compared to $12.4 million for the year ended December 31, 2017. The $1.4 million increase was primarily due to higher employee payroll, stock based compensation, legal fees, and consulting, partially offset by decreased employee incentive plan cost.

Air Medical segment profit was $12.5 million for the year ended December 31, 2018, compared to a segment profit of $35.8 million for the year ended December 31, 2017. The decrease in profit is primarily attributable to the increase in aircraft operating expenses described above.

Technical Services - Technical Services segment revenues were $37.1 million for the year ended December 31, 2018, compared to $23.9 million for the year ended December 31, 2017. The $13.2 million increase in revenue is due to an increase in revenue due to government work, Antarctica and Helipass operations, and a new government contract that began in 2018, partially offset by a decrease in revenue from third party customers. Direct expenses increased $12.0 million related to the cost of sales for the increased volume of work mentioned above.

For a further description of each of our segments, see Note 14.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, the improvement or expansion of our base stations or other facilities, the acquisition of equipment and inventory, and other working capital needs, as well as the costs associated with our Chapter 11 Cases during their pendency. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under our revolving credit facility, and the proceeds from periodic senior note offerings. To the extent we do not use cash, short-term investments or borrowings to finance our aircraft acquisitions, we frequently enter into operating leases to fund these acquisitions.
As discussed further in Note 2 to our accompanying financial statements, on December 29, 2017, we loaned CAD $167.5 (equivalent to USD $131.6 million) to HNZ’s purchaser and immediately thereafter received the HNZ Offshore Business as payment for substantially all of the loan principal. We funded our term loans to HNZ’s purchaser primarily with the proceeds of maturing or liquidated short-term investments.

Chapter 11 Cases
On March 14, 2019 (the “Petition Date”), the Company and its principal U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors have requested joint administration of their Chapter 11 Cases under the caption In re: PHI, Inc., et al., Main Case No. 19-30923. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Cash Flow
Liquidity - Our cash position was $50.9 million at December 31, 2018, and $8.8 million at December 31, 2017. Short-term investments were $14.2 million at December 31, 2018, $64.2 million at December 31, 2017. As of December 31, 2018, 2017, we also had $19.8 million, $12.4 million, respectively, in restricted investments, in each case securing outstanding letters of credit. The decrease in short-term investments in 2017 was due in large part to the purchase of the HNZ Offshore Business. The primary use of cash during each of the past three years, other than the HNZ purchase, was the funding of capital spending, primarily aircraft purchases.
As noted in greater detail above, weakness in the oil and gas industry has negatively impacted our offshore operations since the first quarter of 2015. Over the past couple of years, we used a substantial portion of our cash and cash equivalents (collectively, “cash assets”) to finance our operations and our acquisition of the HNZ Offshore Business.
Operating activities - Net cash provided by operating activities was $17.6 million in 2018, compared to net cash used of $19.1 million in 2017, and net cash provided of $0.6 million in 2016. The increase in cash provided by operating activities of $36.7 million was due to the increased cash flow from operations due to a full year of operations from the HNZ acquisition, and a large payment from a customer received in December 2018 for a new contract started on November 28, 2018 which was not in place in 2017.

Investing activities - Net cash provided by investing activities was $20.8 million for 2018, compared to net cash provided by investing activities of $42.0 million for 2017. Purchases and sales of short-term investments provided cash of $50 million during 2018 and used cash of $225.0 million in 2017. In 2018, we purchased one heavy aircraft off of lease and we sold or disposed of two light, three medium and one heavy aircraft. During 2017, we also applied funds towards the purchase of the HNZ Offshore Business of $126.6 million, net. Gross proceeds from asset dispositions were $14.2 million for 2018, $1.3 million for 2017. Capital expenditures were $43.2 million for 2018 and $56.8 million for 2017. Capital expenditures for aircraft purchases and aircraft improvements accounted for $35.7 million and $52.1 million of these totals in 2018, and 2017, respectively. In 2017, we purchased a heavy aircraft from a lessor and two light aircraft, using existing cash, cash from operations, and our revolving credit facility.
Financing activities – Financing activities during the twelve months ended December 31, 2018 included net payments of $117.5 million to payoff of our revolving credit facility. We repaid and terminated the facility on September 28, 2018 and replaced it with a term loan, discussed in Note 8 to the financial statements. Proceeds from this new loan totaled $130.0 million. We used $122.2 million of the proceeds to pay off the facility, and $7.8 million to secure letters of credit. Other financing items included $0.9 million of costs associated with obtaining the new loan, and less than $0.1 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligation of our employees. Financing activities for 2017 include net payments of $16.5 million of revolving credit facility debt, a $0.8 million loan to a third party, and $0.3 million paid to purchase shares of our non-voting common stock withheld to satisfy withholding tax obligations of employees in connection with the vesting of their equity incentive awards.
Debt
General - As of December 31, 2018, our total debt was $630.0 million, consisting of $500.0 million of our 5.25% Senior Notes due 2019 (excluding debt issuance cost) (our "Senior Notes") and $130 million borrowed under a related party term loan (our "Related Party Loan"). The carrying value of our variable-indebtedness under our term loan approximates its fair value as of December 31, 2018. The fair value of our 5.25% Senior Notes was $344.2 million at December 31, 2018.

Recent Debt - We borrowed $70 million on March 13, 2019. For more information see Note 8, Debt, to our Consolidated Financial Statements.
Senior Notes - For additional information about the terms of our 5.25% Senior Notes issued on March 17, 2014, see Note 8.
Related Party Term Loan - We owe $130 million under a term loan provided by the financing affiliate of our CEO and controlling shareholder. On September 28, 2018, we applied the proceeds from this term loan principally to repay approximately $122.7 million of principal and accrued interest under our senior secured revolving credit facility. Obligations under the term loan are guaranteed by two of our principal subsidiaries, and the Company’s obligation under the term loan and the guarantors’ obligations under their guaranty agreement are secured by inventory and accounts receivable located in the United States, as well as certain spare parts. For additional information regarding our related party term loan, see (i) Note 8 and (ii) our current reports on Form 8-K filed with the SEC on September 28, 2018 and March 15, 2019.

Impact of Chapter 11 Cases - The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under our Senior Notes and Related Party Loan. The related instruments and agreements provide that as a result of the commencement of the Chapter 11 Cases, the financial obligation thereunder, including any principal amount, together with accrued interest thereon, will be immediately due and payable. Any efforts to enforce payment of such financial obligations under such instruments and agreements are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement of such financial obligations are subject to the applicable provisions of the Bankruptcy Code.
Other - We maintain a separate letter of credit facility described in Note 8 that had $19.8 million of letters of credit outstanding at December 31, 2018. Approximately $12.0 million of these letters of credit were issued under a letter of credit facility, with the remainder represented by a free-standing letter of credit issued by our former revolving credit lender. For additional information, see Note 8.
Contractual Obligations - The table below sets out our contractual obligations as of December 31, 2018 related to our aircraft purchase commitments, aircraft and other operating lease obligations, revolving credit facility, and the 5.25% Senior Notes due 2019 and related party term loan. Our obligations under the operating leases are not recorded as liabilities on our balance sheet. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances. We were in compliance with the covenants applicable to these contractual obligations as of December 31, 2018. As of December 31, 2018, we leased 18 aircraft included in the lease obligations below.

		Payment Due by Year
	Total	2019	2020	2021	2022	2023	Beyond 2023

		(Thousands of dollars)
Aircraft lease obligations	$140,218	$29,705	$27,406	$27,272	$26,758	$19,170	$9,907
Other lease obligations	19,318	6,765	5,403	3,855	2,018	516	761
Debt(2)(3)	630,000	500,000	130,000	—	—	—	—
Senior notes interest(2)	13,125	13,125	—	—	—	—	—

Total	$802,661	$549,595	$162,809	$31,127	$28,776	$19,686	$10,668

(1)	For information about these aircraft purchase commitments, see Note 13.

(2)	Actual principal and interest paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.

(3)	Excludes unamortized debt issuance costs.
The table above reflects only contractual payment obligations as of December 31, 2018 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders, (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature and (vii) any impact of the Chapter 11 Cases.
As of December 31, 2018, we had options to purchase aircraft under lease becoming exercisable in 2019 through 2022. The aggregate option purchase prices are $127.0 million in 2019, $129.0 million in 2020, and $22.7 million in 2021. Under current conditions, we believe that it is unlikely that we will exercise the 2019 purchase options. Whether we exercise the remaining options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.
We intend to fund the above contractual obligations through a combination of cash on hand, cash flow from operations, borrowings under our credit facility, and sale-leaseback transactions.
Capital Expenditures
Our capital expenditures relate primarily to the purchase of aircraft and capital improvements that enhance the value or safety of our aircraft and related infrastructure. In addition to our periodic aircraft purchases, we regularly incur capital expenditures on an ongoing basis in order to (i) extend the useful life of our aircraft, (ii) improve and modernize our fleet, (iii) comply with various requirements or standards imposed by insurers or governmental authorities, (iv) upgrade or expand our hangars, landing pads and other operating facilities and (v) acquire or upgrade computer hardware and software. The amount of our capital expenditures is influenced by, among other things, demand for our services, schedules for refurbishing our various aircraft, regulatory requirements, cash flow generated by our operations, expected rates of return and cash required for other purposes. We estimate our total capital expenditures for 2019 will be approximately $33.0 million, but our actual expenditures could be substantially impacted by the Chapter 11 Cases.
Tax Obligations
We are currently using federal net operating loss carryforwards to offset our federal taxable income, and we expect that these carryforwards will continue to substantially reduce our cash tax payments for several more years to come. If we forfeit these carryforwards for any reason or deplete them faster than anticipated, our cash tax obligations could increase substantially. For additional information, see Item 1A Risk Factors – Risks Specific to Our Company – "Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience an ownership change,” including in connection with our Chapter 11 Cases.”
Off Balance Sheet Arrangements
In the normal course of business with customers, vendors, and others, we have entered into various off-balance sheet arrangements. We provide guarantees, performance bonds, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2018 was $1.0 million in surety bonds and $12.1 million in letters of credit secured by our investments. The surety bonds will expire between March 2019 and September 2019. A $9.2 million letter of credit securing an

Air Medical traditional provider contract is due to expire during October 2019. The $2.9 million in letters of credit securing our workers compensation policies are evergreen.
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

Long-Lived Assets - Our principal long-lived assets are aircraft and intangible assets comprised of customer relationship, tradenames and non-compete agreements. We review our long-lived tangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We typically evaluate aircraft in our Oil and Gas segment by model type. We review aircraft in our Air Medical segment as one broad asset category since we periodically move aircraft among base locations. We measure our intangible assets by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to the future undiscounted net cash flows that we expect the asset to generate. When we determine that an asset is impaired, we recognize the impairment amount, which is the amount by which the carrying value of the asset exceeds its estimated fair value. Similarly, we record assets that we expect to sell at the lower of the carrying amount or fair value less costs to sell. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

Goodwill.  In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective reporting unit's assets.  We test goodwill for impairment in accordance with authoritative guidance related to goodwill and other intangibles, which requires that goodwill, as well as other intangible assets with indefinite lives, not be amortized but instead be tested annually for impairment or when changes in circumstances indicate that the carrying value may not be recoverable.  Our annual testing of goodwill is based on carrying value and our estimate of fair value as of fourth quarter.  We estimate the fair value of each of our reporting units (which are consistent with our business segments) using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital.  We then compare these fair value estimates to the carrying value of our reporting units.  If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized.  If the estimated fair value of the reporting unit is below the carrying value, then an impairment is recorded which represents the amount by which a reporting unit’s carrying value exceeds its fair value.  We use all available information to estimate fair values of the reporting units, including discounted cash flows.  Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions.  A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.

Based on the most recent goodwill impairment test during the fourth quarter of 2018, the fair values of our Oil & Gas segment was substantially below its carrying values.  Therefore, goodwill impairment was recorded in the amount of $61.6 million.
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
Lafayette, Louisiana
Opinion on the Financial Statement
We have audited the accompanying consolidated balance sheets of PHI, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas seeking relief under Chapter 11 of Title 11 of the United States Code on March 14, 2019, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Bankruptcy Proceedings
As discussed in Note 1 to the financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 18, 2019

We have served as the Company’s auditor since 1999.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$50,874	$8,770
Short-term investments	14,232	64,237
Accounts receivable – net
Trade	168,459	168,153
Other	14,006	17,826
Inventories of spare parts – net	56,698	80,881
Prepaid expenses	11,419	11,475
Income taxes receivable	950	1,271
Total current assets	316,638	352,613
Property and equipment – net	902,485	946,765
Restricted cash and investments	19,781	12,396
Other assets	18,378	8,741
Deferred income taxes	4,944	3,309
Goodwill	—	61,299
Intangibles	—	16,723
Total assets	$1,262,226	$1,401,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Senior Notes issued March 17, 2014, net of unamortized debt issuance costs of $260	$499,740	$—
Accounts payable	50,289	37,186
Accrued and other current liabilities	45,292	41,850
Total current liabilities	595,321	79,036
Long-term debt:
Revolving credit facility	—	117,500
Senior Notes issued March 17, 2014, net of unamortized debt issuance costs of $1,506	—	498,494
Related Party Term Loan issued September 28, 2018, net of debt issuance costs of $765	129,235	—
Deferred income taxes	59,178	86,005
Other long-term liabilities	5,059	8,157
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Voting common stock – par value of $0.10;
12,500,000 shares authorized, 2,905,757 shares issued and outstanding at December 31, 2018 and 2017	291	291
Non-voting common stock – par value of $0.10;
37,500,000 shares authorized, 12,919,681 and 12,897,614 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,291	1,289
Additional paid-in capital	314,316	308,353
Accumulated other comprehensive loss	(3,952)	(280)
Retained earnings	161,487	303,001
Total shareholders’ equity	473,433	612,654
Total liabilities and shareholders’ equity	$1,262,226	$1,401,846
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating revenues, net	$674,423	$579,545	$634,098
Expenses:
Direct expenses	631,807	546,699	592,550
Selling, general and administrative expenses	66,685	53,817	44,418
Total operating expenses	698,492	600,516	636,968
Loss (gain) on disposition of assets, net	753	298	(3,350)
Impairments of assets	109,024	368	407
Equity in loss (profit) of unconsolidated affiliate	(188)	385	(151)
Operating (loss) income	(133,658)	(22,022)	224
Interest expense	33,981	32,183	30,644
Other income, net	(179)	(2,764)	(3,271)
	33,802	29,419	27,373
(Loss) earnings before income taxes	(167,460)	(51,441)	(27,149)
Income tax (benefit) expense	(25,946)	(58,973)	(469)
Net earnings (loss)	$(141,514)	$7,532	$(26,680)
Earnings (loss) per share:
Basic	$(8.95)	$0.48	$(1.70)
Diluted	$(8.95)	$0.48	$(1.70)
Weighted average shares outstanding:
Basic	15,818	15,762	15,663
Diluted	15,818	15,762	15,663
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
The following table summarizes the components of total comprehensive income:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net earnings (loss)	$(141,514)	$7,532	$(26,680)
Net unrealized gain (loss) on short-term investments	364	310	241
Changes in pension plan assets and benefit obligations	(1)	(3)	(39)
Tax effect of the above-listed adjustments	(85)	(109)	(113)
Currency translation adjustment	$(3,950)	$—	$—
Total comprehensive income (loss)	$(145,186)	$7,730	$(26,591)
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)

						Accumulated		Total
	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in	Other Comprehensive	Retained	Share- Holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2015	2,906	$291	12,685	$1,269	$304,884	$(567)	$321,121	$626,998
Net loss	—	—	—	—	—	—	(26,680)	(26,680)
Unrealized loss on short-term investments	—	—	—	—	—	113	—	113
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(24)	—	(24)
Amortization of unearned stock-based compensation	—	—	—	—	4,819	—	—	4,819
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	130	12	—	—	—	12
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(28)	(3)	(528)	—	—	(531)
Purchase and retirement of treasury stock	—	—	—	—	(4,929)	—	—	(4,929)
Other	—	—	(8)	—	—	—	—	—
Balance at December 31, 2016	2,906	$291	12,779	$1,278	$304,246	$(478)	$294,441	$599,778
Net earnings	—	—	—	—	—	—	7,532	7,532
Unrealized gain on short-term investments	—	—	—	—	—	200	—	200
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(2)	—	(2)
Amortization of unearned stock-based compensation	—	—	—	—	4,374	—	—	4,374
Cumulative effect adjustment of unrecognized tax benefits	—	—	—	—	—	—	1,028	1,028
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	140	11	(11)	—	—	—
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(22)	—	(256)	—	—	(256)
Other	—	—	—	—	—	—	—	—
Balance at December 31, 2017	2,906	$291	12,897	$1,289	$308,353	$(280)	$303,001	$612,654
Net earnings	—	—	—	—	—	—	(141,514)	(141,514)
Unrealized gain on short-term investments	—	—	—	—	—	279	—	279
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	6,070	—	—	6,070
Currency translation	—	—	—	—	—	(3,950)	—	(3,950)
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	33	2	—	—	—	2
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(11)	—	(107)	—	—	(107)
Balance at December 31, 2018	2,906	$291	12,919	$1,291	$314,316	$(3,952)	$161,487	$473,433
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating activities:
Net earnings (loss)	$(141,514)	$7,532	$(26,680)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	79,254	68,027	65,743
Deferred income taxes	(28,552)	(59,272)	(2,424)
Gain (loss) on asset dispositions	753	298	(3,353)
Equity in loss (income) of unconsolidated affiliate	(188)	385	(151)
Impairment of assets	109,024	368	407
Inventory valuation reserves	2,230	2,410	5,179
Changes in operating assets and liabilities: (1)
Accounts receivable	3,788	(28,329)	(351)
Inventories of spare parts	4,328	(6,793)	(5,064)
Income taxes receivable	320	186	220
Other assets	(21,105)	(9,050)	(14,837)
Accounts payable and accrued liabilities	16,812	5,754	(19,111)
Other long-term liabilities	(7,502)	(619)	(142)
Net cash (used in) provided by operating activities	17,648	(19,103)	(564)
Investing activities:
Purchase of property and equipment	(43,176)	(56,757)	(81,842)
Proceeds from asset dispositions	14,245	1,296	14,983
Purchase of short-term investments	(284,481)	(637,980)	(321,453)
Proceeds from sale of short-term investments	334,488	862,942	316,543
Payments of deposits on aircraft	—	—	(2,249)
Loan to unconsolidated affiliate	(274)	—	(1,200)
Loan to third party	—	(824)	—
Business acquisitions net of cash acquired	—	(126,644)	—
Net cash provided by (used in) investing activities	20,802	42,033	(75,218)
Financing activities:
Debt Issuance costs	(874)	—	—
Repurchase of common stock	(106)	(256)	(529)
Proceeds from line of credit	34,295	152,150	264,700
Payments on line of credit	(151,795)	(168,650)	(188,200)
Proceeds from related party term loan	130,000	—	—
Net cash provided by (used in) financing activities	11,520	(16,756)	75,971
Effect of exchange rate changes on cash and cash equivalents	(176)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	49,794	6,174	189
Cash, cash equivalents and restricted cash at beginning of period	8,770	2,596	2,407
Cash, cash equivalents and restricted cash at end of period	$58,564	$8,770	$2,596
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Interest	$30,828	$30,517	$29,169
Income Taxes	$2,273	$1,231	$2,637
Accrued payables related to purchases of property and equipment	$52	$42	$29
(1) Net of the effect of business acquisitions.
The accompanying notes are an integral part of these consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations, Basis of Consolidation, and Other General Principles
PHI, Inc. and its subsidiaries (“PHI,” the “Company,” “we,” “us,” or “our”) provide transportation services to, from, and among offshore facilities for customers engaged in the oil and gas exploration, development, and production industry. We provide these offshore services primarily in the United States and to a lesser extent in Canada, Trinidad, Australia, New Zealand, the Philippines, West Africa and the Middle East. We also provide air medical transportation services for hospitals and emergency service agencies, as well as aircraft maintenance and repair services to third parties in North America.
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
At December 31, 2018, Al A. Gonsoulin, Chairman of the Board and Chief Executive Officer, beneficially owned stock representing approximately 70.9% of the total voting power. As a result, he exercises control over the election of PHI’s directors and the outcome of matters requiring a shareholder vote.

Chapter 11 Cases
As of December 31, 2018, the Company’s total senior indebtedness was $630 million, consisting of (i) $500.0 million principal amount of our 5.25% Senior Notes due March 15, 2019 and (ii) $130.0 million principal amount of borrowings under its two-year term loan with the financing affiliate of its controlling shareholder (in each case excluding debt issuance costs). The Company also had $19.8 million of letters of credit outstanding at December 31, 2018. As of December 31, 2018, the Company had approximately $159.5 million of aggregate lease commitments. As discussed further elsewhere herein, the Company borrowed an additional $70 million on March 13, 2019.
Beginning in late 2017, the Company considered its options for refinancing its unsecured senior notes due March 15, 2019. However, in light of the challenging operating environment for companies providing offshore energy services generally, the financing market was constrained and the Company was not able to identify a refinancing option that it believed provided a suitable capital platform to promote the best interests of the Company and its stakeholders.
In the fall of 2018, the Company announced that it had engaged financial advisors to assist the Company in exploring and evaluating a broad range of potential strategic alternatives. After working closely with the Company’s advisors, communicating with the Company’s various stakeholders, and carefully evaluating all possible options, the Board concluded that pursuing Chapter 11 protection was the most appropriate course of action to address the Company’s maturing debt and strengthen its balance sheet.
Prior to the maturity of the Company’s unsecured senior notes, on March 14, 2019 (the “Petition Date”), the Company and its principal U.S. subsidiaries. PHI Tech Services, Inc., AM Equity Holdings, L.L.C., PHI Air Medical, L.L.C. and PHI Helipass, L.L.C. (together with the Company, collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors have requested joint administration of their Chapter 11 Cases under the caption In re: PHI, Inc., et al., Main Case No. 19-30923. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors have filed with the Bankruptcy Court motions seeking a variety of “first-day” relief (collectively, the “First Day Motions”), including authority to pay employee wages and benefits, honor customer programs, and pay utilities providers, insurance providers and other vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date.
We currently retain the exclusive right to propose a Chapter 11 plan of reorganization. If the Bankruptcy Court terminates that right, however, or the exclusivity period expires, our ability to achieve confirmation of a Chapter 11 plan of reorganization could be materially adversely affected.
Going Concern
The Company expects to continue operations in the normal course during the pendency of the Chapter 11 Cases described immediately above under the heading "Chapter 11 Cases".

The significant risks and uncertainties related to the company’s Chapter 11 Case raise substantial doubt about the company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.
See Note 19 for further information and details on the Company’s restructuring and Chapter 11 proceedings.

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
Healthcare insurance claims and workers’ compensation liability, and
Impairment of long-lived assets,
Impairment of Goodwill and Intangible assets.

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
Provisions for contractual discounts and uncompensated care that we applied to our Air Medical trade receivables (expressed as a percentage of total segment accounts receivable at December 31 were as follows:

	2018	2017
Allowance for contractual discounts	51%	53%
Allowance for uncompensated care	22%	24%

Short-term Investments
Short-term investments consist of commercial paper, debt issued by the U.S. government or its agencies, and corporate bonds and notes, which represent funds available for current operations. In accordance with GAAP, these short-term investments are classified as available for sale.

Inventories of Spare Parts
The Company’s inventories are stated at average cost and consist primarily of spare aircraft parts. Portions of the Company’s inventories are used parts that are often exchanged with parts removed from aircraft, reworked to a useable condition according to manufacturers’ and FAA specifications, and returned to inventory. Reusable aircraft parts are included in inventory at the average cost of comparable parts. The rework costs are expensed as incurred. The Company also records an allowance for obsolete and slow-moving parts, relying principally on specific identification of such inventory. Valuation reserves related to obsolescence and slow-moving inventory were $17.9 million and $20.9 million at December 31, 2018 and 2017, respectively.

Property and Equipment
The Company records its property and equipment at cost less accumulated depreciation. For financial reporting purposes, the Company uses the straight-line method to compute depreciation based upon estimated useful lives of 5 to 15 years for flight equipment and 3 to 10 years for other equipment. Leasehold improvements are amortized over the shorter of the life of the respective asset or the term of the lease agreement and range from 6 to 10 years. The salvage value used in calculating depreciation of aircraft ranges from 25% to 54% of the aircraft’s carrying value, based upon historical aircraft sales data. The cost of scheduled inspections and modifications for flight equipment are charged to maintenance expense as incurred. We charge maintenance and repair costs to earnings as the costs are incurred. The cost of certain aircraft components are covered under contractual arrangements with the applicable aircraft manufacturer, commonly referred to as “power-by-the-hour” contracts. Under these agreements, we are charged an agreed amount per hour of flying time. The costs charged under these contractual arrangements are recognized in the period in which the flight hours occur. To the extent that we have not yet been billed for costs incurred under these arrangements, these costs are included in accrued expenses on our consolidated balance sheets. Modifications that enhance the operating performance or extend the useful lives of the aircraft are capitalized and depreciated over the remaining life of the aircraft. Upon selling or otherwise disposing of property and equipment, the Company removes the cost and accumulated depreciation from the accounts and reflects any resulting gain or loss in earnings at the time of sale or other disposition.
The Company reviews its long-lived tangible assets for impairment annually, or more frequently if events or a change of circumstances indicate that an impairment may have occurred. In such evaluation, the estimated future undiscounted cash flows generated by a particular asset group are compared with the book value of the asset group to determine if an impairment charge is necessary. Similar aircraft model types are grouped together for impairment testing purposes. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When the Company determines that an asset is impaired, the Company recognizes that impairment amount, which is measured by the amount that the carrying value of the asset exceeds its fair value. In addition to the periodic review of its active long-lived tangible assets for impairment when circumstances warrant, the Company also performs a review of its parked aircraft not expected to return to service annually or whenever changes in circumstances indicate the carrying amount of an aircraft may not be recoverable. Management estimates the fair value of each aircraft not expected to return to service by considering items such as the aircraft’s age, length of time parked, likelihood of return to active service, and actual recent sales of similar aircraft. For more significant aircraft carrying values, we obtain an estimate of the fair value of the parked aircraft from third-party appraisers for use in our determination of fair value estimates. The Company records an impairment charge when the carrying value of a parked aircraft not expected to return to active service exceeds its estimated fair market value.
During the twelve months ended December 31, 2018, we sold or disposed of one heavy, three medium and one light aircraft and related parts inventory utilized in our Oil and Gas segment and one light aircraft in our Air Medical segment. Cash proceeds totaled $14.2 million, resulting in a loss of $0.8 million. These aircraft no longer met our strategic needs.
During the twelve months ended December 31, 2017, we sold or disposed of six medium, one fixed wing aircraft and related parts inventory previously utilized in our Oil and Gas segment. Cash proceeds totaled $1.3 million, resulting in a loss of $0.3 million. These aircraft no longer met our strategic needs.
During the twelve months ended December 31, 2016, we sold twelve light, eleven medium aircraft, and related parts inventory previously utilized in our Oil and Gas segment. Cash proceeds totaled $15.0 million, resulting in a gain of $3.3 million. These aircraft no longer met our strategic needs.
Impairment Losses for Aircraft

The Company estimates cash flows and asset appraisals based upon historical data adjusted for the Company’s best estimate of expected future market performance. If an asset group fails the undiscounted cash flow test or appraisal value, the Company compares the market value to the book value of each asset group in order to determine if impairment exists (considered Level 3, as defined by ASC 820, Fair Value Measurements and Disclosures). If impairment exists, the book value of the asset group is reduced to its estimated fair value. We recorded an impairment loss in the year ended December 31, 2018 for two light, seventeen medium and one heavy aircraft and related spare parts in our Oil and Gas segment. The carrying value of these aircraft was $109.6 million. Following a market analysis, we determined that the market value for these aircraft is $85.2 million (based on a Level 3 review, as defined by ASC 820, Fair Value Measurements and Disclosures). As a result of this analysis, we recorded an aggregate non-cash pre-tax impairment loss of $23.2 million for 2018. We had $0.4 million impairment losses in the year ended December 31, 2017. We had $0.4 million impairment losses for the year ended December 31, 2016. (see note 18)
Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets
In conjunction with each acquisition we make, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within a short time period subsequent to the acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, trade names and non-compete agreements involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired, and to the extent available, third party assessments. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Whenever events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable, the intangible assets will be reviewed for impairment. Goodwill is not amortized but instead is periodically assessed for impairment. Uncertainties associated with these estimates include fluctuations in economic obsolescence factors in the area and potential future sources of cash flow. We cannot provide assurance that actual amounts will not vary significantly from estimated amounts. (see note 2)
Goodwill
Goodwill represents the amount the purchase price exceeds the fair value of net assets acquired in a business combination. Goodwill has an indefinite useful life and is not amortized, but is assessed for impairment annually or when events or changes in circumstances indicate that a potential impairment exists.
The Company performs the goodwill impairment test on an annual basis during the fourth quarter or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The company performed its goodwill impairment test in the fourth quarter. In order to estimate the fair value of the reporting units (which is consistent with the reported business segments), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of each reporting unit. The Company weighted the discounted cash flow method 80% and the public company guideline method 20% due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations. These fair value estimates were then compared to the carrying value of the reporting units. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. If the estimated fair value of the reporting unit is below the carrying value, then an impairment is recorded, which represents the amount by which a reporting unit’s carrying value exceeds its fair value. The inputs used to determine fair value were classified as level 3 in the fair value hierarchy. A significant amount of judgment was involved in performing these evaluations since the results are based on estimated future events. At December 31, 2018, the Company’s accumulated impairments of goodwill was $61.6 million. As of December 31, 2018 there is no remaining goodwill in our financial statements. (see note 18).
Other Intangible Assets
In connection with our acquisition of the HNZ Offshore Business, we also recognized in the fourth quarter of 2017 intangible assets for customer relationship, non-compete and tradenames. Intangible assets with finite useful lives are amortized over estimated useful lives on a straight-line basis. The Company reviews its intangible assets for impairment annually, or more frequently if events or a change of circumstances indicate that the carrying amount of any such asset may not be recoverable.  The determination of recoverability is made based upon the estimated undiscounted future net cash flows.  In such evaluation, the estimated future undiscounted cash flows generated by a particular asset group are compared with the book value of the asset group to determine if an impairment charge is necessary. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When the Company determines that an asset is impaired, the Company recognizes that impairment amount, which is measured by the amount that the carrying value of the asset exceeds its fair value.    The estimated fair values for these assets were determined using discounted future cash flows. The significant level 3 unobservable inputs used in the determination of the fair value of these assets were the estimated future cash flows and the weighted average cost of capital ("WACC"). During the fourth quarter of 2018, the Company recorded $15.5 million in impairments of values of intangibles in the Oil & Gas segment (see note 18)
Our intangible assets by types consist of the following (in thousands):

	Estimated Useful Lives	Gross Amount	Accumulated Amortization	Impairments of assets	Net Balance
Customer Relationship	15	11,622	(581)	(11,041)	—
Non-Compete Agreements	5	900	(135)	(765)	—
Tradenames	7	4,201	(450)	(3,751)	—
Total		16,723	(1,166)	(15,557)	—
Deferred Financing Costs
Costs incurred to obtain long-term debt financing are deferred and amortized ratably over the term of the related debt agreement.
Self-Insurance
The Company maintains a self-insurance program for a portion of its healthcare costs. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and the estimated liability for claims incurred but not reported. The Company’s insurance retention was $250,000 per claim through December 31, 2018. As of December 31, 2018 and 2017, the Company had $1.8 million and $1.3 million, respectively, of accrued liabilities related to healthcare claims.
There is also a $0.5 million deductible per incident on our workers’ compensation program. We have accrued $1.9 million and $2.9 million for the years 2018 and 2017, respectively, related to workers’ compensation claims.
The Company owns an offshore insurance company to realize savings in reinsurance costs on its insurance premiums. We paid $0.3 million and $0.5 million, respectively, to this captive company in 2018 and 2017, which were eliminated in consolidation. The results of the captive are fully consolidated in the accompanying consolidated financial statements.
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
We measure revenue as the amount of consideration we expect to receive in exchange for the services provided. Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis in the financial statements. Thus, we exclude taxes imposed on the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
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
Oil & Gas Performance Obligations - A performance obligation arises under contracts with customers to render services and is the unit of account under ASC 606.  Operating revenue from our Oil and Gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which are competitively bid. A small portion of our Oil and Gas segment revenue is derived from providing services on an "ad-hoc" basis. Our fixed-term contracts typically have original terms of one to seven years (subject to provisions permitting early termination on relatively short notice by the customers), with payment in U.S. dollars. We account for services rendered separately if they are distinct and the services are separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. The nature of our variable charges within our flight services contracts are not effective until a customer-initiated flight order and the actual hours flown are determined; therefore, the associated flight revenue generally cannot be reasonably and reliably estimated beforehand. A contract’s standalone selling prices are determined based upon the prices that we charge for our services rendered.  The majority of our revenue is recognized as performance obligations satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less.  We typically invoice customers on a monthly basis with the term between invoicing and when the payment is due typically being between 30 and 60 days.
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
We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, private insurance, and self-pay. Changes in payor mix, reimbursement rates and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. In our Air Medical Segment, the allowance for contractual discounts against outstanding accounts receivable was $123.8 million, $117.8 million, and $111.9 million as of December 31, 2018, 2017, and 2016, respectively, and the allowance for uncompensated care against outstanding accounts receivable was $51.9 million, $52.5 million, and $46.3 million as of December 31, 2018, 2017, and 2016, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $7.2 million, $7.1 million, and $8.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. The estimated cost of providing charity services was $1.7 million, $1.6 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical independent provider model’s total expenses divided by gross patient service revenue.
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
Provisions for contractual discounts and estimated uncompensated care that we applied to our Air Medical revenues (expressed as a percentage of total independent provider model billings) were as follows:

	Year Ended December 31,
	2018	2017	2016
Provision for contractual discounts	67%	66%	67%
Provision for uncompensated care	8%	7%	6%
Amounts attributable to Medicaid, Medicare, private insurance, and self-pay as a percentage of net Air Medical independent provider model revenues were as follows:

	Year Ended December 31,
	2018	2017	2016
Insurance	71%	72%	72%
Medicare	20%	18%	18%
Medicaid	8%	9%	9%
Self-Pay	1%	1%	1%

As of December 31, 3018 and December 31, 2017, receivables related to our (i) Oil and Gas segment were $74.1 million and $86.9 million, (ii) Air Medical segment were $90.2 million and $76.6 million and (iii) Technical Services segment were $4.1 million and $4.7 million, respectively. Contract assets and contract liabilities were immaterial as of December 31, 2018. Our contracts typically include termination clauses that allow both parties to terminate existing contracts with a 30 to 180 day notice period.
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
The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	For the Year Ended December 31,
	2018	2017
Service Revenue
Oil & Gas	$380,238	$298,398
Air Medical	257,132	257,273
Technical Services	37,053	23,874
Total Services	$674,423	$579,545

Air Medical Revenue
Traditional provider model	$45,220	$44,147
Independent provider model	211,912	213,126
Total Air Medicals Revenues	$257,132	$257,273
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

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%. Following the enactment of Tax Reform Legislation in December 2017, the SEC staff issued Staff Accounting Bulletin 118 - "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. In connection with the initial analysis of the Act, the Company remeasured its net deferred tax liability at December 31, 2017 and provisionally recognized a net benefit of $49.2 million in its consolidated statement of operations for the year ended December 31, 2017.  In the fourth quarter of 2018, the Company finalized it accounting under the Act and recorded immaterial differences from the provisional amounts previously recorded.

The Act also includes provisions to tax a new class of income called Global Intangible Low-Taxed Income (“GILTI”). Under GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (ii) factoring such amounts into the measurement of deferred taxes.  The Company has evaluated each of the alternatives and has elected to account for GILTI as a current period expense. The Company does not have a GILTI inclusion in 2018; therefore, no tax expense with respect to GILTI has been recorded for the year ended December 31, 2018.
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
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivables. Approximately 10.7% of our trade accounts receivables at December 31, 2018 were owed by an overseas customer. For a variety of reasons, the Company believes it will be paid all or substantially all of the amounts due under these receivables. Accordingly, the Company does not believe that it had significant credit risk at December 31, 2018 with respect to these overseas trade accounts receivable specifically or its aggregate trade accounts receivable generally.
PHI conducts a majority of its business with major and independent oil and gas exploration and production companies with operations in the Gulf of Mexico. The Company also provides services to major medical centers. The Company continually evaluates the financial strength of its customers, but generally does not require collateral to secure its customer receivables. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, current market conditions, and other information. Amounts are charged off as uncollectible when collection efforts have been exhausted. The allowance for doubtful accounts was $6.1 million and $7.2 million at December 31, 2018 and 2017, respectively.
Trade receivables representing amounts due pursuant to air medical independent provider model services are carried net of an allowance for estimated contractual adjustments and uncompensated care on unsettled invoices. The Company monitors its collection experience by payor category within the Air Medical segment and updates its estimated collections to be realized as deemed necessary. In our Air Medical segments, the allowance for contractual discounts was $123.8 million, $117.8 million, and $111.9 million as of December 31, 2018, 2017, and 2016, respectively, and the allowance for uncompensated care was $51.9 million, $52.5 million, and $46.3 million as of December 31, 2018, 2017, and 2016, respectively.
The Company’s two largest oil and gas customers accounted for 24% of consolidated operating revenues for the year ended December 31, 2018, 23% for the year ended December 31, 2017, and 24% for the year ended December 31, 2016. The Company also carried accounts receivable from these same customers totaling 20% and 16% of net trade receivables on December 31, 2018 and 2017, respectively. The customer base of our Air Medical and Technical Services operations has traditionally been less concentrated than the customer base of our Oil and Gas operations. Over the past three years, none of our current Air Medical or Technical Services customers accounted for more than 2% of our consolidated operating revenues. One of our former Air Medical customers, however, did account for 5% of our consolidated operating revenues for 2016. The Company also carried accounts receivable from its largest customer totaling 13.5% and 10.0% of net trade receivables on December 31, 2018 and 2017, respectively.
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

Recently Adopted Accounting Pronouncements

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
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with the carrying amount as part of Step 2 of the goodwill impairment test. Under the new standard, the goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value, not exceeding the total amount of goodwill allocated to that reporting unit, which may increase the frequency of goodwill impairment charges if a future goodwill impairment test does not pass the Step 1 evaluation. ASU 2017-04 is effective prospectively for periods beginning on or after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 effective January 1, 2018. The Company performed its goodwill impairment test under the new standard in fourth quarter of 2018.
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

In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). ASU 2016-18 eliminates the need to reflect transfers between cash and restricted cash in operating, investing, and financing activities in the statements of cash flows. In addition, the net change in cash and cash equivalents during the period includes amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU 2016-18 retrospectively effective January 1, 2018.

The following tables provide a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the statements of cash flows for the Company at December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
Cash and Cash Equivalents	$50,874	$8,770	$2,596
Restricted Cash	7,690	—	—
Total Cash, Cash Equivalents and Restricted Cash	$58,564	$8,770	$2,596

New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASC 842).  ASC 842 replaces the existing guidance on leasing transactions in ASC 840 and requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASC 842 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease.  ASC 842 is effective for fiscal years beginning after December 15, 2018 and the Company adopted the new standard effective January 1, 2019.
The Company elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it applied the requirements of ASC 842 on a prospective basis as of the adoption date of January 1, 2019, without retrospectively adjusting prior periods. The Company elected the package of practical expedients provided by ASC 842 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment.  The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the consolidated statement of operations on a straight-line basis over the lease term.  The Company also made an accounting policy election to combined lease and non-lease components in the computations of lease obligations and right-of-use assets. During our evaluation of ASU 2016-02, we concluded that certain of our helicopter service contracts contain a lease component. Our typical helicopter service contracts qualify for a practical expedient, which is available to lessors under certain circumstances, to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component.  We have applied this practical expedient and will combine the lease and service components of our standard revenue contracts and continue to account for the combined component under Topic 606, Revenue from Contracts with Customers.
The Company completed the implementation of an information technology system to track and account for its leases and updated its accounting policies to support the accounting for leases under ASC 842. The Company completed its lease inventory and determined its most significant leases involve aircraft and facilities. In the first quarter 2019, the adoption of ASC 842 resulted in recording on the Company's consolidated balance sheet, lease liabilities of approximately $172.9 million and right-of-use assets of approximately $172.1 million with no material impact on the Company's consolidated statement of operations and consolidated cash flow statement. To the extent applicable, we may be required to comply with expanded disclosure requirements.

2.     ACQUISITION OF BUSINESS
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

In the fourth quarter of 2017, we recognized the assets that we acquired and the liabilities that we assumed in connection with the HNZ Offshore Business at their estimated acquisition date fair values. The company recorded approximately $61 million of goodwill which is included in our Oil & Gas segment. See Note 1 for information on goodwill and other intangible assets that we recorded in connection with the acquisition.

As of December 31, 2017, we had recognized approximately $2.3 million in cumulative merger-related transaction costs, including legal and advisory fees in the selling, general and administrative expenses section of the accompanying Consolidated Statements of Operations.

The fair value of the acquired assets and liabilities noted in the table may change during the provisional period, which may last up to twelve months subsequent to the acquisition date. The Company may obtain additional information to refine the valuation of the acquired assets and liabilities and adjust the recorded fair value. Adjustments recorded to the acquired assets and liabilities will be applied prospectively. The purchase price allocation for this transaction has been finalized. Our finalized purchase price allocation was adjusted by an immaterial amount that was recorded in the consolidated financial statements for the year ended December 31, 2018.

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
(2) Goodwill is the excess of purchase price over fair market value of the net assets acquired under the acquisition method of accounting. The amount of goodwill that is deductible for income tax purposes is not significant. During the fourth quarter of 2018, we recorded an impairment charge which eliminated all of this goodwill.

We did not record earnings in December 2017 for the acquired business due to the immateriality of the earnings resulting after the acquisition for the last two days of 2017. ASC 805, Business Combinations, requires the disclosure of additional information including the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the prior annual reporting period (supplemental pro forma information). The Company has determined that disclosure of such information was impractical and is not provided as the financial records of the acquiree were not adequate to allow the preparation of supplemental pro forma information.

3.     INVESTMENTS
We classify all of our short term investments as available-for-sale. We carry these at fair value and report unrealized gains and losses, net of taxes, in accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity in our consolidated balance sheets. These unrealized gains and losses are also reflected in our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Shareholders' Equity. We determined cost, gains, and losses using the specific identification method. In the years ended December 31, 2018, 2017, and 2016, we received proceeds from the sales of these securities of $334.5 million, $862.9 million, and $316.5 million, respectively. Gains and losses on these sales were negligible and all amounts reclassified from accumulated other comprehensive income were immaterial.

Investments consisted of the following as of December 31, 2018:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$26,308	$—	$—	$26,308
Deferred compensation plan assets included in other assets	772	—	—	772
Total	$27,080	$—	$—	$27,080

Investments consisted of the following as of December 31, 2017:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$—	$—	$5,601
U.S. government agencies	7,501	—	(34)	7,467
Corporate bonds and notes	63,880	—	(330)	63,550
Subtotal	76,982	—	(364)	76,618
Deferred compensation plan assets included in other assets	2,685	—	—	2,685
Total	$79,667	$—	$(364)	$79,303

At December 31, 2018 and December 31, 2017, we classified $19.8 million and $12.4 million, respectively of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as restricted cash and investments, as they are securing outstanding letters of credit with maturities beyond one year.
The following table presents the cost and fair value of our debt investments based on maturities as of December 31,

	2018		2017
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Thousands of dollars)
Due in one year or less	$—	$—	$31,348	$31,254
Due within two years	—	—	40,032	39,763
Total	$—	$—	$71,380	$71,017

The following table presents the average coupon rate percentage and the average days to maturity of our debt investments as of December 31,

	2018		2017
	Average Coupon Rate (%)	Average Days To Maturity	Average Coupon Rate (%)	Average Days To Maturity
U.S. government agencies	—	0	1.370	370
Corporate bonds and notes	—	0	1.766	392
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for less than twelve months as of December 31,

	2018		2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. government agencies	$—	$—	$5,472	$(28)
Corporate bonds and notes	—	—	44,069	(271)
Total	$—	$—	$49,541	$(299)
The following table presents the fair value and unrealized losses related to our investments that have been in a continuous unrealized loss position for twelve months or more as of December 31,

	2018		2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Thousands of dollars)
U.S. government agencies	$—	$—	$1,994	$(6)
Corporate bonds and notes	—	—	19,482	(59)
Total	$—	$—	$21,476	$(65)
From time to time over the periods covered in our financial statements included herein (an as illustrated in the forgoing tables), our investments have experience net unrealizable losses. We consider these declines in market value to be due to customary market fluctuations, and we typically do not plan to sell these investments prior to maturity. For these reasons, we do not considered any of our investments to be other than temporarily impaired at December 31, 2017. For additional information regarding our criteria for making these assessments, see Note 3 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

4.     FAIR VALUE
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
The following tables summarize the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

		December 31, 2018
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$26,308	$26,308	$—
Deferred compensation plan assets	772	772
Total	$27,080	$27,080	$—

		December 31, 2017
	Total	(Level 1)	(Level 2)
		(Thousands of dollars)
Investments:
Money market mutual funds	$5,601	$5,601	$—
U.S. government agencies	7,467	—	7,467
Corporate bonds and notes	63,550	—	63,550
	76,618	5,601	71,017
Deferred compensation plan assets	2,685	2,685	—
Total	$79,303	$8,286	$71,017

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
Cash, accounts receivable, accounts payable and accrued liabilities, revolving credit facilities and related party term loan all had fair values approximating their carrying amounts at December 31, 2018 and 2017. We determine the estimated fair value of our 5.25% Senior Notes due 2019 using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes was $344.2 million at December 31, 2018.

5.     PROPERTY AND EQUIPMENT
The following table summarizes the Company’s property and equipment at December 31 of the following years:

	2018	2017
	(Thousands of dollars)
Flight equipment	$1,227,341	$1,225,205
Facility & improvements	67,784	64,316
Operating equipment	30,832	29,913
Data processing equipment	35,889	34,747
Vehicles	3,798	8,202
Medical equipment	8,710	8,354
Other	6,056	6,523
	1,380,410	1,377,260
Less accumulated depreciation and amortization	(477,925)	(430,495)
Property and equipment, net	$902,485	$946,765

Depreciation expense related to property and equipment was $56.8 million in 2018, $50.6 million in 2017, and $49.2 million in 2016. These amounts are reported as Direct expenses and Selling, general, and administrative expenses in our Consolidated Statements of Operations included elsewhere herein.

6.     OTHER ASSETS
The following table summarizes the Company’s other assets at December 31 of the following years:

	2018	2017
	(Thousands of dollars)
Deposits on future purchases of aircraft	$501	$501
Investment in Variable Interest Entities	519	330
Investments (Officers’ Deferred Compensation Plan)	772	2,685
Deferred Cost	2,721	—
Receivables / Deposits Long Term	12,187	4,875
Other	1,678	350
Total	$18,378	$8,741

7.     ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities as of December 31 consisted of the following:

	2018	2017
	(Thousands of dollars)
Salaries & wages	$9,130	$6,240
Incentive compensation	5,226	8,991
Income taxes	895	930
Interest	7,774	8,108
Vacation payable	8,838	7,619
Group medical	1,755	1,344
Transportations tax	301	971
Operating lease	658	710
Workers compensation	846	959
Other	9,869	5,978
Total accrued liabilities	$45,292	$41,850

8.     DEBT

Listed below is information regarding our indebtedness. All indebtedness owed under our Senior Notes as of December 31, 2018 is classified as short-term debt on our balance sheet as of such date.

	December 31, 2018		December 31, 2017
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, maturing March 15, 2019.	$500,000	$260	$500,000	$1,506
Revolving Credit Facility due March 7, 2019 with a group of commercial banks, interest payable at variable rates.	—	—	117,500	—
Related Party Loan - Thirty Two L.L.C., interest payable quarterly at 6%, due September 28, 2020.	130,000	765	—	—
Total long-term debt.	$630,000	$1,025	$617,500	$1,506
Listed below is information on our future annual maturities of long-term debt (in thousands):

2019	$500,000
2020	130,000
2021	—
2022	—
2023	—
Thereafter	—
Total	$630,000

Senior Notes - Subject to the automatic stay of the Bankruptcy Code, our 5.25% Senior Notes (the “2019 Notes”) matured on March 15, 2019. These notes are unconditionally guaranteed on a senior basis by each of PHI, Inc.’s wholly-owned domestic subsidiaries. These notes and related guarantees are the general, unsecured obligations of PHI, Inc. and the guarantors. Interest is payable semi-annually on March 15 and September 15 of each year. PHI has the option to redeem some or all of the 2019 Notes at any time on or after March 15, 2018 at par plus accrued interest. The indenture governing the 2019 Notes (the “2019 Indenture”) contains, among other things, certain restrictive covenants, including limitations on incurring indebtedness, creating liens, selling assets and entering into certain transactions with affiliates. The covenants also limit PHI’s ability to, among other things, pay cash dividends on common stock, repurchase or redeem common or preferred equity, prepay subordinated debt and make certain investments.

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

Obligations under the term loan are guaranteed by PHI Air Medical, L.L.C. and PHI Tech Services, Inc., both of which are wholly-owned by us. Our obligations and the guarantors’ obligations are secured by all of their respective inventory and accounts receivable located in the U.S., as well as certain spare parts.

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

Letter of Credit - At December 31, 2018, we had $19.8 million of outstanding letters of credit secured by a like amount of restricted cash and investments, $12.1 million of which secured certain domestic operations or insurance policies and $7.7 million of which guaranteed our performance under an international contract. At December 31, 2017, we had $19.6 million of outstanding letters of credit issued for the same purposes.

Other - PHI, Inc. has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries’ cash is regularly advanced to PHI, Inc. Although PHI, Inc. periodically repays these advances to fund the subsidiaries’ cash requirements throughout the year, at any given point in time PHI, Inc. may owe a substantial sum to its subsidiaries under these advances, which, in accordance with GAAP, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets. For additional information, see Note 17.

Subsequent Event - New Term Loan Agreement - On March 13, 2019, we entered into a Loan Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company, as borrower, certain of our subsidiaries as guarantors party thereto, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent, for a first lien term loan of up to $70 million (the “Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the filing of the Chapter 11 Cases, we borrowed $70 million thereunder, the net proceeds of which (after the payment of transaction expenses and fees thereunder) are expected to be used to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases and thereafter. For additional information regarding our Chapter 11 Cases, see Notes 1 and 19.

The full principal amount of the Term Loan is due March 13, 2023. At our election, borrowings under the Term Loan will bear interest at either (x) the LIBOR Rate (as defined in the Term Loan Agreement) plus 6% or (y) the Base Rate (as defined in the Term Loan Agreement) plus 5%. The Term Loan is secured by a first lien on 91 aircraft registered and located in Antarctica, Australia, Canada, and the United States (which are currently deployed primarily in our oil and gas and technical services operations), the related spare parts for such aircraft, and certain other non-working capital assets, as well as a second lien on all working capital assets (second in priority to the liens granted under our above-described term loan agreement, dated as of September 28, 2018, with Thirty Two, L.L.C.). The Term Loan Agreement contains customary pre-payment requirements. In addition, we have paid a funding fee, which is subject to forgiveness based on certain future events.

The Term Loan Agreement contains certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and each guarantor’s incurrence of additional indebtedness or liens, mergers, dispositions of assets, investments, restricted payments, modifications to material agreements, sale and leasebacks, transactions with affiliates, fundamental changes, locations of certain aircraft and acquisitions of assets. In addition, the financial covenants under the Term Loan Agreement require us to maintain (a) minimum liquidity of the Company, the guarantors and their respective subsidiaries, as of the last day of any calendar month, of at least $20 million of unrestricted cash and cash equivalents (provided that at least $10 million of such cash and cash equivalents shall, as of any date of determination, be held solely by the Company and the guarantors); (b) a minimum fixed charge coverage ratio, as of the last day of the following test periods, commencing with the first full fiscal quarter following the effective date of the plan of reorganization in the Chapter 11 Cases, of at least (i) 0.0000:1.00 for quarters ending on or prior to March 31, 2020, (ii) 0.1875:1.00 for quarters ending from June 30, 2020 through September 30, 2020, (iii) 0.3750:1.00 for quarters ending from December 31, 2020 through March 31, 2021, (iv) 0.9125:1.00 for quarters ending from June 30, 2021 through September 30, 2021, and (v) 1.2000:1.00 for quarters ending on December 31, 2021 and thereafter; (c) a secured leverage ratio, as of the last day of each of the following test periods, commencing with the first full fiscal quarter ending following the effective date of the plan of reorganization in the Chapter 11 Cases (as defined below), of no greater than (i) 4.50:1.00 on or prior to September 30, 2020, (ii) 4.25:1.00 from December 31, 2020 through September 30, 2021, (iii) 4.00:1.00 from December 31, 2021 through December 30, 2022 and (iv) 3.75:1.00 on December 31, 2022 and thereafter; and (d) a total appraisal ratio of the aircraft collateral (less dispositions permitted under the Term Loan Agreement) to borrowings outstanding under the Term Loan, as of the last day of any calendar month, of at least 4.00:1.00. The Term Loan Agreement also contains customary affirmative covenants and customary representations and warranties.

The Term Loan Agreement specifies certain customary events of default, including, among others, failure to pay principal or interest on the Term Loan when due, the breach of representations or warranties in any material respect, non-performance of other covenants and obligations, judgments in excess of $2.5 million, the occurrence of certain ERISA events resulting in liability in excess of $2.5 million, impairments of more than $2.5 million of the collateral securing the Term Loan, and certain change of control events. The filings of the Chapter 11 Cases neither constitute an event of default nor accelerate payment of the Company’s indebtedness under the Term Loan Agreement.

Subsequent Events - Acceleration of Certain Debt Obligations - The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the indenture governing our 5.25% Senior Notes due 2019 and our term loan agreement with Thirty Two, L.L.C. Any efforts to enforce payment of such financial obligations under such instruments and agreements are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of such financial obligations are subject to the applicable provisions of the Bankruptcy Code.

9.     INCOME TAXES
For financial reporting purposes, (loss) earnings before income taxes includes the following components:

	Year Ended December 31,
	2018	2017	2016
	(Thousands of dollars)
United States	$(95,590)	$(50,871)	$(25,604)
Foreign	(71,870)	(570)	(1,546)
Total	(167,460)	(51,441)	(27,149)

The provision for income taxes for 2018, 2017, and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(Thousands of dollars)
U.S. Federal:
Current	$—	$—	$—
Deferred	(21,061)	(57,637)	(5,488)
	(21,061)	(57,637)	(5,488)

U.S. State:
Current	$392	$199	$427
Deferred	$(2,058)	$(717)	$3,218
	$(1,666)	$(518)	$3,645

Foreign:
Current	$2,371	$108	$1,374
Deferred	$(5,590)	(926)	—
	$(3,219)	$(818)	$1,374

Provision for income taxes	$(25,946)	$(58,973)	$(469)
Income tax expense as a percentage of pre-tax earnings varies from the effective Federal statutory rate of 21% as a result of the following:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	(Thousands of dollars, except percentage amounts)
	Amount	Tax Rate %	Amount	Tax Rate %	Amount	Tax Rate %
Income taxes at statutory rate	$(35,167)	21.0%	$(18,004)	35.0%	$(9,502)	35.0%
Increase (decrease) in taxes resulting from:
Valuation allowance on foreign tax credits	229	-0.1%	6,145	-12.0%	8,991	-33.0%
Valuation allowance on state net operating loss carryforwards	107	-0.1%	868	-2.0%	5,028	-19.0%
Valuation Allowance - Other	88	-0.1%	1,353	-3.0%	—	—%
Goodwill impairment	17,729	-10.6%	—	—%	—	—%
Change in tax rate on deferred items	(1,163)	0.7%	—	—%	(4,772)	18.0%
Tax reform – Impact of change in tax rate	—	—%	(49,219)	96.0%	—	—%
State income taxes, net of federal benefit	(1,774)	1.1%	(1,386)	3.0%	(1,384)	5.0%
Foreign income tax rate differential	(6,245)	3.7%
Other items – net	250	-0.1%	1,270	-2.0%	1,170	-4.0%
Total	$(25,946)	15.5%	$(58,973)	115.0%	$(469)	2.0%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which significantly reformed the U.S. Internal Revenue Code (the “Code”). The Act, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The change in the federal tax rate required us under applicable accounting rules to remeasure our deferred tax assets and liabilities, and to recognize the impact of this remeasurement in the period of enactment of the rate change. As a result, we provisionally recognized a net benefit of $49.2 million in our consolidated statement of operations for the year ended December 31, 2017.
Pursuant to the Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Act in our consolidated financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Act and recorded immaterial adjustments as of December 31, 2018.
In 2018 and 2016, the change in tax rate on deferred items is mainly related to increases or reductions in the estimated effective tax rate that will be present at the time the deferred tax assets and liabilities reverse for tax purposes. The decrease in 2018 is attributable to a change in composition of earnings in the various jurisdictions in which we operate. The decrease in 2016 is attributable to a decline in the apportionment percentages in the various jurisdictions in which we operate, primarily as a result of a change in law related to apportionment factor calculations in one jurisdiction and a change in the composition of earnings in the various jurisdictions in which we operate. In 2018 and 2016, the overall impact of state apportionment percentage changes was a tax benefit of $1.2 million and $4.8 million, respectively. In 2017, the impact of state apportionment changes are included within the overall provisional net benefit described above.
In fiscal year 2018, the Company recognized tax expense of $17.7 million related to the impairment of Goodwill discussed in Note 18.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance at December 31 are as follows:

	2018	2017
	(Thousands of dollars)
Deferred tax assets:
Deferred compensation	$162	$626
Foreign tax credits	18,826	19,453
Vacation and bonus accrual	2,170	3,936
Inventory valuation	6,686	4,954
Interest disallowance	5,497	—
Rental accrual	601	747
Hurricane relief credit	1,308	1,255
Stock-based compensation	2,118	988
Other	2,653	2,235
Net operating losses	95,307	82,044
Total deferred tax assets	135,328	116,238
Valuation allowance – state NOL carryforwards	(6,105)	(5,998)
Valuation allowance – tax credit carryforwards	(16,127)	(16,537)
Valuation allowance – foreign NOL carryforwards	(186)	(98)
Total deferred tax assets, net	112,910	93,605
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(165,193)	(171,116)
Other	(1,951)	(5,185)
Total deferred tax liabilities	(167,144)	(176,301)
Net deferred tax liabilities	$(54,234)	$(82,696)
Deferred tax assets – short-term	—	—
Deferred tax assets – long-term	4,944	3,309
Deferred tax liability – long-term	(59,178)	(86,005)
Net deferred tax liabilities	$(54,234)	$(82,696)
The Company has U.S. Federal net operating loss carryforwards (“NOLs”) of approximately $352.4 million that, if not used, will expire beginning in 2028 through 2038. Additionally, for state income tax purposes, the Company has NOLs of approximately $264.6 million available to reduce future state taxable income. These NOLs expire in varying amounts through 2038, the majority of which expire in 2024 through 2038. The Company had a valuation allowance of $6.1 million as of December 31, 2018 against certain net operating losses in six states which we have determined are more likely than not to be forfeited in future years. During 2018, the Company recorded $0.1 million of valuation allowances on state NOLs.
The Company’s deferred income tax balance as of December 31, 2018 includes deferred tax balances related to foreign entities that were acquired by the Company pursuant to the purchase of the HNZ Group Inc.’s offshore business on December 29, 2017. As of December 31, 2018, the Company has $3.6 million of net deferred tax assets related to its acquired Australian operation and $0.6 million of net deferred tax liabilities related to its acquired New Zealand operation. The net deferred tax assets related to Australia is mainly comprised of net operating losses of approximately $15.2 million that, if not used, can be carried forward indefinitely.
The Company also has foreign tax credits of approximately $18.8 million and general business credits of approximately $1.3 million which expire at various dates through 2028. The estimated future U.S. taxable income, after utilization of the available net operating loss carryforwards, will limit the ability of the Company to utilize some of the foreign tax credit carryforwards during their carry forward period and it is not more likely than not that a portion of these credits will be utilized in future years. Therefore, the Company has a valuation allowance of $16.1 million on these credits, $0.2 million of which was recorded in 2018. The increase in the valuation allowance is attributable to a change in estimate where it has been determined that the tax credits will expire before being fully utilized.
The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. state jurisdictions. The tax years 2015 to 2018 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.
Income taxes paid were approximately $2.3 million, $1.2 million, and $2.6 million for each of the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, the Company had no unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax expense as part of non-operating expenses.

10.     EARNINGS PER SHARE
The components of basic and diluted earnings per share for the years ended December 31, are as follows:

	2018	2017	2016
	(in thousands)
Weighted average outstanding shares of common stock, basic	15,818	15,762	15,663
Dilutive effect of unvested restricted stock units	—	—	—
Weighted average outstanding shares of common stock, diluted	15,818	15,762	15,663

For the years ended December 31, 2018 and December 31, 2017, there were no unvested restricted stock units excluded from the weighted average outstanding shares of common stock, diluted. There were 24,468 shares of stock that were anti-dilutive to earnings for the year ended December 31, 2016.

11.     EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan
The Company maintains an Officer Deferred Compensation Plan that permits key officers to defer a portion of their compensation. The plan is nonqualified and we are not obligated to fund it. The Company has established a separate bookkeeping account for each participant, which is treated as if invested and reinvested from time to time in investments that the participant selects from a list of available investment choices. These accruals are periodically adjusted for gains and losses to reflect the performance of the hypothetical investments. Earnings and losses on the book reserve accounts accrue to the plan participants. Liabilities for the plan are included in other long-term liabilities, and the corresponding investment accounts funded by voluntary contributions are included in other assets. Aggregate amounts deferred under the plans were $0.8 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively.
Incentive Compensation
The Company has one incentive compensation plan. The incentive compensation plan for non-executive employees allows the Company to pay up to 3.0% of the employee's annual earnings upon achieving a specified earnings threshold. The Company also has an executive/senior management plan for certain corporate and business unit management employees. Under this plan, the bonus is a percentage of each participating employee’s base salary based upon the each segment’s achievement of the financial target established by the Board of Directors at three levels – a threshold level, a target level, and a stretch level, subject to a positive or negative adjustment for the Company’s safety performance. Pursuant to these plans, the Company incentive compensation expense for the years ended December 31, 2018, 2017, and 2016 were $5.7 million, $9.0 million, and $1.6 million, respectively. We also have a Safety Incentive Plan related to Occupational Safety and Health Administration recordable incidents, for which we expensed and paid $0.7 million, $0.6 million, and $0.9 million for the years 2018, 2017, and 2016, respectively.

401(k) Plan
We sponsor a 401(k) Plan (“Plan”) for our employees. An employee is eligible to participate in the Plan immediately upon employment and receive a dollar matching contribution up to 6% of his or her base compensation. The vesting for matching contributions is 25% per year beginning at the end of the second year of employment. Employees are fully vested after completing five years of service to the Company. The matching contribution for the years ended December 31, 2018, 2017, and 2016 were $10.0 million, $9.5 million, and $10.1 million, respectively.

12.     STOCK-BASED COMPENSATION
Compensation expense for our stock-based plans was $6.1 million, $4.4 million, and $(0.1) million for 2018, 2017, and 2016, respectively.
2012 Long-Term Incentive Plan – Under our Second Amended and Restated Long-Term Incentive Plan (“LTIP”), we are authorized to issue up to 3,500,000 shares of non-voting stock. As of December 31, 2018, 1,149,175 shares remained available for grant.

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
Non-Voting Time-Vested Restricted Stock Units – The following table summarizes the activity for non-voting time-vested restricted stock units granted to employees for the year ended December 31, 2018.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2018	534,711	$12.80	2.26	$6,844
Granted	366,055	12.55
Forfeited	(6,755)	19.86
Vested and released to participants	(28,723)	29.45
Outstanding at December 31, 2018	865,288	$11.73	1.88	$10,146
The weighted average grant-date fair value of time-vested restricted stock units granted during 2018 and 2017 was $12.55 and $11.42 per share, respectively. The total fair value of awards that vested in 2018 was $0.3 million. The total fair value of awards that vested in 2017 was $1.5 million. The total fair value of awards forfeited in 2018 was less than $0.1 million. The total fair value of awards forfeited in 2017 was $0.4 million. As of December 31, 2018, there was $5.9 million that is expected to be recognized over a weighted average period of 1.88 years.
The following table summarizes the activity for non-voting time-vested restricted stock units granted to non-employee directors for the year ended December 31, 2018.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2018	19,680	$14.94	2.71	$292
Granted	15,225	8.77
Forfeited	—	—
Vested and released to participants	(4,452)	21.42
Outstanding at December 31, 2018	30,453	$10.99	2.19	$335

Non-Voting Performance-Based Restricted Stock Units – The following table summarizes the activity for non-voting performance-based restricted stock units for the year ended December 31, 2018.

	Share Units	Weighted Average Grant-Date Fair Value	Remaining Average Contractual Life (in years)	Aggregate Value (in thousands)
Outstanding at January 1, 2018	818,150	$18.60	1.20	$15,218
Granted	448,012	12.54
Forfeited	(165,397)	31.33
Vested and released to participants	—	—
Outstanding at December 31, 2018	1,100,765	$13.23	1.99	$14,564
The aggregate value of the awards in the above table reflects the impact of current expectations of achievement through the end of the performance cycle. The average grant-date fair value of performance based restricted stock units granted during 2018 was $12.54 per share. The total fair value of awards that vested in 2018 was $0. Total fair value of awards forfeited in 2018 was $2.1 million. As of December 31, 2018, there was a total of $4.9 million of unrecognized compensation cost related to the non-vested performance-based restricted stock units.

Subsequent Event –On February 20, 2019 the PHI Compensation committee approved the vesting of the 2017 performance RSUs based on the company’s financial results and exceeding the pre-determined business performance metrics set in 2017 for the two year performance period (January 1, 2017 - December 31, 2018). The PHI compensation committee also agreed to settle these RSU award vesting in cash effective at the closing market price on February 20, 2019 which was $2.21. This represents a modification of these awards. The total amount paid was $0.8 million.

13.     COMMITMENTS AND CONTINGENCIES
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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Thousands of dollars)
Aircraft	$35,740	$39,815	$44,130
Other	11,718	9,504	9,451
Total	$47,458	$49,319	$53,581

The following table presents the remaining aggregate lease commitments under operating leases having initial non-cancelable terms in excess of one year as of December 31, 2018. The table includes renewal periods on the principal operating facility lease.

	Aircraft	Other	Total
	(Thousands of dollars)
2019	$29,705	$6,765	$36,470
2020	27,406	5,403	32,809
2021	27,272	3,855	31,127
2022	26,758	2,018	28,776
2023	19,170	516	19,686
Thereafter	9,907	761	10,668
	$140,218	$19,318	$159,536

A majority of our aircraft operating leases contain financial covenants that are substantially similar to the financial covenants that were contained in our revolving credit facility at the time the leases were entered into. We have solicited and received amendments and waivers of certain covenants in some of these leases. We remain in active discussions with our aircraft lessors to resolve open issues and pursue any additional waivers or amendments that may be required, but cannot assure you that these efforts will be successful. Furthermore the aircraft operating leases may be impacted by our Chapter 11 Cases.  For additional information regarding our Chapter 11 Cases see Notes 1 and 19.
Generally in the event of a default, the applicable lessor has the option of terminating the lease and requiring the return of the leased aircraft, with the repayment of any arrears of lease payments plus additional damages which may include the present value of all future lease payments and certain other amounts which could be material to our financial position.

Purchase Options
As of December 31, 2018, we had options to purchase aircraft under lease becoming exercisable in 2019 through 2020. The aggregate option purchase prices are, $129.0 million in 2019, and $22.7 million in 2020. Under current conditions, we believe that it is unlikely that we will exercise the 2019 purchase options. Whether we exercise the remaining options will depend upon several factors, including market conditions and our available cash at the respective exercise dates.
Guarantees

In the normal course of business with customers, vendors, and others, we provide guarantees, performance, and payment bonds pursuant to certain agreements. The aggregate amount of these guarantees and bonds at December 31, 2018 was $1.0 million.
Environmental Matters
PHI has recorded an estimated liability of $0.15 million as of December 31, 2018 for environmental response costs. Previously, PHI conducted environmental surveys of its former Lafayette Facility located at the Lafayette Regional Airport, which former facility PHI vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality (LDEQ) and the Louisiana Department of Natural Resources (LDNR). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, PHI has performed groundwater sampling of the required groundwater monitor well installations at both former PHI facility parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, PHI provided groundwater sample results semi-annually to the LDEQ for both former PHI facility parcels from 2005 to 2015. LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on PHI’s working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, PHI believes that ultimate remediation costs for the subject parcels will not be material to PHI’s consolidated financial position, operations or cash flows.
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
On March 14, 2019 (the “Petition Date”), the Company and its four principal U.S. subsidiaries listed on Exhibit 99.1 hereto (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors have requested joint administration of their Chapter 11 Cases under the caption In re: PHI, Inc., et al., Case N0. 19-30923. The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors have filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits, honor customer programs, and pay utilities providers, insurance providers and other vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date.
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

14.     BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
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
The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of operating revenues during the periods reflected were as follows:

	Accounts Receivable December 31,		Operating Revenues Years Ended December 31,
	2018	2017	2018	2017	2016
Oil and Gas segment:
Customer A	15%	11%	17%	14%	14%
Customer B	5%	5%	7%	9%	10%
Air Medical & Technical Services segments:
Customer C	—%	10%	—%	—%	5%

The following table shows information about the profit or loss and assets of each of the Company’s reportable segments for the years ended December 31, 2018, 2017, and 2016. The information contains certain allocations, including allocations of depreciation, rents, insurance, and overhead expenses that the Company deems reasonable and appropriate for the evaluation of its results of operations. The Company does not allocate gains on dispositions of property and equipment, other income, interest expense, income taxes, and corporate selling, general, and administrative expenses to its segments. Where applicable, the tables present the unallocated amounts to reconcile the totals to the Company’s consolidated financial statements. Corporate assets are principally cash, short-term investments, other assets, and certain property and equipment.

	Year Ended December 31,
	2018	2017	2016
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$380,238	$298,398	$324,129
Air Medical	257,132	257,273	281,868
Technical Services	37,053	23,874	28,101
Total operating revenues	674,423	579,545	634,098
Segment direct expenses
Oil and Gas (1)	371,930	321,272	344,640
Air Medical	230,840	208,987	227,877
Technical Services	28,849	16,825	19,882
Total segment direct expenses	631,619	547,084	592,399
Segment selling, general and administrative expenses
Oil and Gas	18,485	5,899	6,739
Air Medical	13,833	12,442	10,968
Technical Services	1,418	1,405	1,101
Total segment selling, general and administrative expenses	33,736	19,746	18,808
Total segment expenses	665,355	566,830	611,207
Net segment (loss) profit
Oil and Gas	(10,177)	(28,773)	(27,250)
Air Medical	12,459	35,844	43,023
Technical Services	6,786	5,644	7,118
Total net segment profit	9,068	12,715	22,891
Impairments of assets	(109,024)	(368)	(407)
Other, net (2)	(574)	2,466	6,621
Unallocated selling, general and administrative expenses	(32,949)	(34,071)	(25,610)
Interest expense	(33,981)	(32,183)	(30,644)
(Loss) earnings before income taxes	$(167,460)	$(51,441)	$(27,149)

(1)	Includes equity in gain/loss of unconsolidated affiliate.

(2)	Includes gain/loss on disposition of property and equipment and other income.

	Year Ended December 31,
	2018	2017	2016
	(Thousands of dollars)
Expenditures for Long-Lived Assets
Oil and Gas	$34,171	$52,525	$59,278
Air Medical	7,268	5,696	22,429
Corporate	1,469	257	1,164
Total	$42,908	$58,478	$82,871

	As of or for Year Ended December 31,
	2018	2017	2016
	(Thousands of dollars)
Depreciation and Amortization
Oil and Gas	$47,723	$39,655	$40,170
Air Medical	22,606	20,413	19,716
Technical Services	499	581	564
Corporate	8,426	7,378	5,293
Total	79,254	68,027	65,743
Assets
Oil and Gas	$594,331	$722,734
Air Medical	387,701	372,646
Technical Services	5,515	5,979
Corporate	274,679	300,487
Total	1,262,226	1,401,846
The following table presents the Company’s revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	As of or for Year Ended December 31,
	2018	2017	2016
	(Thousands of dollars)
Operating Revenues:
United States	$516,717	$530,115	$579,300
International	157,706	49,430	54,798
Total	$674,423	$579,545	$634,098
Long-Lived Assets:
United States	$552,350	$601,530
International	350,135	345,235
Total	$902,485	$946,765
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

15.     QUARTERLY FINANCIAL DATA (UNAUDITED)
The condensed quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands of dollars, except per share data) were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(Thousands of dollars, except per share data)
Operating revenues, net	$160,370	$169,243	$168,787	$176,023
(Loss) gain on disposition of assets, net	879	(171)	—	45
(Loss) earnings before income taxes	(21,473)	(8,777)	(14,062)	(123,148)
Net (loss) earnings	(16,983)	(7,093)	(11,531)	(105,907)
Net (loss) earnings per share
Basic	(1.07)	(0.45)	(0.73)	(6.70)
Diluted	(1.07)	(0.45)	(0.73)	(6.70)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
	(Thousands of dollars, except per share data)
Operating revenues, net	$134,618	$146,424	$150,167	$148,336
Gain (loss) on disposition of assets, net	—	7	4	287
Earnings before income taxes	(23,073)	(3,150)	(4,899)	(20,319)
Net earnings	(15,248)	(3,273)	(3,277)	29,330
Net earnings per share
Basic	(0.97)	(0.21)	(0.21)	1.87
Diluted	(0.97)	(0.21)	(0.21)	1.87

16.     INVESTMENT IN VARIABLE INTEREST ENTITY AND OTHER INVESTMENTS AND AFFILIATES
We account for our investment in certain international operations as variable interest entities, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest.

We account for our investment in PHI Century Limited ("PHIC") as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of December 31, 2018, we had a 49% investment in the common stock of PHIC, a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the year ended December 31, 2018 we recorded a gain in equity of this unconsolidated affiliate of $0.2 million and in 2017 we recorded a loss of $1.0 million relative to our 49% equity ownership. We had $4.8 million and $4.0 million of trade receivables from PHIC as of December 31, 2018 and 2017, respectively. In 2018 we loaned PHIC $0.4 million for operating purposes. This loan balance is included in account receivable - other on our Condensed Consolidated Balance Sheet at December 31, 2018. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $0.5 million for December 31, 2018 and 2017.

17.     CONDENSED CONSOLIDATING FINANCIAL INFORMATION – GUARANTOR SUBSIDIARIES
As discussed further in Note 8, on March 17, 2014, PHI, Inc. issued $500.0 million aggregate principal amount of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of PHI, Inc.’s domestic subsidiaries. PHI, Inc. directly or indirectly owns 100% of all of its domestic subsidiaries.
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
Subsequent to the issuance of the Company's 2017 financial statements, the Company's management identified misstatements in the condensed consolidating balance sheet as of December 31, 2017, primarily related to consolidating eliminations for Non-Guarantor Subsidiaries.  Investment in subsidiaries and others, other assets, and common stock and paid-in capital of the Parent Company and Non-Guarantor Subsidiaries, and the related Eliminations, have been restated to reflect the corrected amounts. The corrections increased investment in subsidiaries and others and decreased other assets in the Parent Company, increased other assets and common stock and paid-in capital in the Non-Guarantor Subsidiaries, and increased eliminations for investment in subsidiaries and others and common stock and paid-in capital by $131.9 million as compared to the previously reported amounts. These misstatements had no impact on our consolidated financial statements.  The Company evaluated the materiality of these misstatements from quantitative and qualitative perspectives and concluded that they were immaterial to the prior period financial statements.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$39,091	$1,259	$10,524	$—	$50,874
Short-term investments	14,232	—	—	—	14,232
Accounts receivable – net	64,416	93,060	28,812	(3,823)	182,465
Intercompany receivable	—	91,468	—	(91,468)	—
Inventories of spare parts – net	43,933	9,577	3,188	—	56,698
Prepaid expenses	7,295	2,520	1,604	—	11,419
Deferred income taxes	—	—	—	—	—
Income taxes receivable	394	556	—	—	950
Total current assets	169,361	198,440	44,128	(95,291)	316,638
Investment in subsidiaries and others	471,790	—	—	(471,790)	—
Property and equipment – net	576,763	287,375	38,347	—	902,485
Restricted cash and investments	19,781	—	—	—	19,781
Other assets	17,179	1,199	—	—	$18,378
Deferred income tax	—	—	4,944	—	4,944
Total assets	$1,254,874	$487,014	$87,419	$(567,081)	$1,262,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Senior Notes issued March 17, 2014	$499,740	$—	$—	$—	$499,740
Accounts payable	$44,089	$4,587	$5,452	$(3,839)	$50,289
Accrued and other current liabilities	25,158	12,335	7,799	—	45,292
Intercompany payable	74,336	—	17,116	(91,452)	—
Total current liabilities	643,323	16,922	30,367	(95,291)	595,321
Long-term debt	129,235	—	—	—	129,235
Deferred income taxes and other long-term liabilities	4,934	58,752	551	—	64,237
Shareholders’ Equity:
Common stock and paid-in capital	315,898	77,951	132,650	(210,601)	315,898
Accumulated other comprehensive loss	(3)	—	(3,949)	—	(3,952)
Retained earnings	161,487	333,389	(72,200)	(261,189)	161,487
Total shareholders’ equity	477,382	411,340	56,501	(471,790)	473,433
Total liabilities and shareholders’ equity	$1,254,874	$487,014	$87,419	$(567,081)	$1,262,226

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$47	$1,072	$7,651	$—	$8,770
Short-term investments	64,237	—	—	—	64,237
Accounts receivable – net	90,077	74,886	38,020	(17,004)	185,979
Intercompany receivable	—	126,366	—	(126,366)	—
Inventories of spare parts – net	68,737	9,049	3,095	—	80,881
Prepaid expenses	8,348	1,898	1,229	—	11,475
Deferred income taxes	—	—	—	—	—
Income taxes receivable	345	9	917	—	1,271
Total current assets	231,791	213,280	50,912	(143,370)	352,613
Investment in subsidiaries	529,222	—	—	(529,222)	—
Property and equipment – net	617,488	284,984	44,293	—	946,765
Restricted investments	12,382	—	14	—	12,396
Other assets	7,833	908	—	—	8,741
Deferred income tax	—	—	3,309	—	3,309
Goodwill	—	—	61,299	—	61,299
Intangible assets	—	—	16,723	—	16,723
Total assets	$1,398,716	$499,172	$176,550	$(672,592)	$1,401,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,130	$4,636	$21,425	$(17,005)	$37,186
Accrued liabilities	23,147	10,577	8,126	—	41,850
Intercompany payable	113,387	—	12,978	(126,365)	—
Total current liabilities	164,664	15,213	42,529	(143,370)	79,036
Long-term debt	615,994	—	—	—	615,994
Deferred income taxes and other long-term liabilities	5,404	84,300	4,458	—	94,162
Shareholders’ Equity:
Common stock and paid-in capital	309,933	77,951	133,296	(211,247)	309,933
Accumulated other comprehensive loss	(280)	—	—	—	(280)
Retained earnings	303,001	321,708	(3,733)	(317,975)	303,001
Total shareholders’ equity	612,654	399,659	129,563	(529,222)	612,654
Total liabilities and shareholders’ equity	$1,398,716	$499,172	$176,550	$(672,592)	$1,401,846

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$329,268	$263,679	$109,882	$(28,406)	$674,423
Expenses:
Direct expenses	331,785	236,366	92,062	(28,406)	631,807
Selling, general, and administrative expenses	40,715	13,834	12,154	(18)	66,685
Total operating expenses	372,500	250,200	104,216	(28,424)	698,492
Loss on disposition of assets, net	774	—	(21)	—	753
Impairment of assets	31,824	—	77,200	—	109,024
Equity in loss of unconsolidated affiliate	(188)	—	—	—	(188)
Operating (loss) income	(75,642)	13,479	(71,513)	18	(133,658)
Equity in net earnings of consolidated subsidiaries	56,786	—	—	(56,786)	—
Interest expense	33,964	13	4	—	33,981
Other income, net	(547)	—	350	18	(179)
	90,203	13	354	(56,768)	33,802
(Loss) earnings before income taxes	(165,845)	13,466	(71,867)	56,786	(167,460)
Income tax (benefit) expense	(24,331)	1,785	(3,400)	—	(25,946)
Net earnings (loss)	$(141,514)	$11,681	$(68,467)	$56,786	$(141,514)
	For the year ended December 31, 2017
	Parent		Non-
	Company	Guarantor	Guarantor
	Only (issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$310,449	$262,229	$23,871	$(17,004)	$579,545
Expenses:
Direct expenses	326,152	212,691	24,860	(17,004)	546,699
Selling, general, and administrative expenses	41,134	12,462	221	—	53,817
Total operating expenses	367,286	225,153	25,081	(17,004)	600,516
Gain on disposition of assets, net	300	(2)	—	—	298
Impairment of assets	368	—	—	—	368
Equity in profit of unconsolidated affiliate	1,021	—	(636)	—	385
Operating (loss) income	(58,526)	37,078	(574)	—	(22,022)
Equity in net earnings of consolidated subsidiaries	(38,553)	—	—	38,553	—
Interest expense	32,161	22	—	—	32,183
Other income, net	(2,757)	(2)	(5)	—	(2,764)
	(9,149)	20	(5)	38,553	29,419
(Loss) earnings before income taxes	(49,377)	37,058	(569)	(38,553)	(51,441)
Income tax (benefit) expense	(56,909)	(1,138)	(926)	—	(58,973)
Net (loss) earnings	$7,532	$38,196	$357	$(38,553)	$7,532

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the year ended December 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$339,829	$293,329	$940	$—	$634,098
Expenses:
Direct expenses	347,532	237,635	7,383	—	592,550
Selling, general, and administrative expenses	32,911	10,984	541	(18)	44,418
Total operating expenses	380,443	248,619	7,924	(18)	636,968
Loss on disposition of assets, net	(3,350)	—		—	(3,350)
Equity in loss of unconsolidated affiliate	(151)	—		—	(151)
Operating income	(37,520)	44,710	(6,984)	18	224
Equity in net earnings of consolidated subsidiaries	(22,182)	—	—	22,182	—
Interest expense	30,585	46	13	—	30,644
Other income, net	(3,284)	(5)	—	18	(3,271)
	5,119	41	13	22,200	27,373
Earnings before income taxes	(42,639)	44,669	(6,997)	(22,182)	(27,149)
Income tax (benefit) expense	(15,959)	15,490	—	—	(469)
Net earnings	$(26,680)	$29,179	$(6,997)	$(22,182)	$(26,680)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	For the year ended December 31, 2018
	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(141,514)	$11,681	$(68,467)	$56,786	$(141,514)
Unrealized gain on short-term investments	364	—	—	—	364
Changes in pension plan assets and benefit obligations	(1)	—	—	—	(1)
Tax effect	(85)	—	—	—	(85)
Currency translation adjustment	—	—	(3,950)	$—	(3,950)
Total comprehensive income	$(141,236)	$11,681	$(72,417)	$56,786	$(145,186)
	For the year ended December 31, 2017
	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$7,532	$38,196	$357	$(38,553)	$7,532
Unrealized gain on short-term investments	310	—	—	—	310
Changes in pension plan assets and benefit obligations	(3)	—	—	—	(3)
Tax effect	(109)	—	—	—	(109)
Total comprehensive (loss) income	$7,730	$38,196	$357	$(38,553)	$7,730
	For the year ended December 31, 2016
	Parent		Non-
	Company	Guarantor	Guarantor
	Only	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net earnings	$(26,680)	$29,179	$(6,997)	$(22,182)	$(26,680)
Unrealized loss on short-term investments	241	—	—	—	241
Other unrealized gain	—	—	—	—	—
Changes in pension plan assets and benefit obligations	(39)	—	—	—	(39)
Tax effect	(113)	—	—	—	(113)
Total comprehensive income	$(26,591)	$29,179	$(6,997)	$(22,182)	$(26,591)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$24,123	$(16,952)	$10,477	$—	$17,648
Investing activities:
Purchase of property and equipment	(40,865)	—	(2,311)	—	(43,176)
Proceeds from asset dispositions	14,245	—	—	—	14,245
Purchase of short-term investments	(284,481)	—	—	—	(284,481)
Proceeds from sale of short-term investments	334,488	—	—	—	334,488
Loan to unconsolidated affiliate	(274)	—	—	—	(274)
Net cash provided by (used in) investing activities	23,113	—	(2,311)	—	20,802
Financing activities:
Debt issuance costs	(874)	—	—	—	(874)
Repurchase of common stock	(106)	—	—	—	(106)
Proceeds on line of credit	34,295	—	—	—	34,295
Payments on line of credit	(151,795)	—	—	—	(151,795)
Proceeds from term loan	130,000	—	—	—	130,000
Due to/from affiliate, net	(12,022)	17,139	(5,117)	—	—
Net cash (used in) provided by financing activities	(502)	17,139	(5,117)	—	11,520
Effect of exchange rate changes on cash and cash equivalent	—	—	(176)	—	(176)
Increase (decrease) in cash, cash equivalents and restricted cash	46,734	187	2,873	—	49,794
Cash, cash equivalents and restricted cash at beginning of period	47	1,072	7,651	—	8,770
Cash, cash equivalents and restricted cash at end of period	$46,781	$1,259	$10,524	$—	$58,564

(1) Net of the effect of business acquisitions.

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2017
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) by operating activities	$(62,581)	$40,628	$2,850	$—	$(19,103)
Investing activities:
Purchase of property and equipment	(56,757)	—	—	—	(56,757)
Proceeds from asset dispositions	1,296	—	—	—	1,296
Purchase of short-term investments	(637,980)	—	—	—	(637,980)
Proceeds from sale of short-term investments	862,942	—	—	—	862,942
Payments of deposits on aircraft	—	—	—	—	—
Loan to third party	(824)	—	—	—	(824)
Business acquisitions net of cash acquired	(130,788)	—	4,144	—	(126,644)
Net cash used in investing activities	37,889	—	4,144	—	42,033
Financing activities:
Repurchase of common stock	(256)	—	—	—	(256)
Proceeds on line of credit	152,150	—	—	—	152,150
Payments on line of credit	(168,650)	—	—	—	(168,650)
Due to/from affiliate, net	41,459	(41,656)	197	—	—
Net cash provided by (used in) financing activities	24,703	(41,656)	197	—	(16,756)
Increase (decrease) in cash, cash equivalents and restricted cash	11	(1,028)	7,191	—	6,174
Cash, cash equivalents and restricted cash at beginning of period	36	2,100	460	—	2,596
Cash, cash equivalents and restricted cash at end of period	$47	$1,072	$7,651	$—	$8,770

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the year ended December 31, 2016
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(46,738)	$52,873	$(6,699)	$—	$(564)
Investing activities:
Purchase of property and equipment	(81,484)	—	(358)	—	(81,842)
Proceeds from asset dispositions	14,983	—	—	—	14,983
Purchase of short-term investments	(321,453)	—	—	—	(321,453)
Proceeds from sale of short-term investments	316,543	—	—	—	316,543
Payments of deposits on aircraft	(2,249)	—	—	—	(2,249)
Loan to unconsolidated affiliate	(1,200)	—	—	—	(1,200)
Net cash used in investing activities	(74,860)	—	(358)	—	(75,218)
Financing activities:
Repurchase of common stock	(529)	—	—	—	(529)
Proceeds on line of credit	264,700	—	—	—	264,700
Payments on line of credit	(188,200)	—	—	—	(188,200)
Due to/from affiliate, net	45,617	(52,445)	6,828	—	—
Net cash provided by (used in) financing activities	121,588	(52,445)	6,828	—	75,971
Decrease in cash	(10)	428	(229)	—	189
Cash, beginning of year	46	1,672	689	—	2,407
Cash, end of year	$36	$2,100	$460	$—	$2,596

18.     ASSET IMPAIRMENT
The below table summarizes the combined fair value of the assets that incurred impairments during the years ended December 31, 2018, 2017 and 2016, along with the amount of the impairment. The impairment charges were recorded in Impairment of assets in the consolidated statement of operations. See Note 1 for additional information.

	Year Ended December 31,
	2018	2017	2016
Goodwill	$61,643	$—	$—
Intangible assets	15,557	—	—
Aircraft and related inventory	31,824	368	407
Total	$109,024	$368	$407
Goodwill impairment
During the fourth quarter of 2018, the Company performed the impairment test of goodwill and recorded $61.6 million goodwill impairment relating to its Oil and Gas Segment. The Company determined that the fair value of its goodwill for the Oil and Gas segment was less than its carrying value and recorded a $61.6 million impairment charge. The reduction in value of goodwill in the Oil and Gas segment was primarily driven by further deterioration of market conditions and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of the goodwill.
Intangible asset impairment
The impairment of assets during the fourth quarter of 2018 was comprised of $15.5 million related to customer relationship, Non-compete agreements and Tradenames from the HNZ offshore acquisition completed in December 2017.
Aircraft and related inventory impairment
During the fourth quarter of 2018, we recognized an impairment of $23.2 million related to a value of aircraft impairment primarily driven by the decline in demand for a specific medium model. The demand for this model continued to decline and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of these assets. In connection with the evaluation of our current inventory levels and result of changes in expected future utilization for certain Medium aircraft. We also recorded charges of approximately $8.6 million to write-down of certain spare parts within inventories to its net realizable value.  These charges were recorded as a direct reduction in the value of spare parts inventories to record them at net realizable value.  This charge was recorded in Direct expenses on the Consolidated Statement of Operations.

19.    SUBSEQUENT EVENTS
Chapter 11 Cases
On March 14, 2019 (the “Petition Date”), the Company and its principal U.S. subsidiaries listed in Exhibit 99.1 hereto (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Debtors have requested joint administration of their Chapter 11 Cases under the caption In re: PHI, Inc., et al., Case No. 19-30923. See Note 1, Summary of Significant Accounting Policies - Chapter 11 Cases.
New Term Loan Agreement
As discussed in Note 8, Debt on March 13, 2019, we entered into the Term Loan Agreement. The full principal amount of the Term Loan is due March 11, 2023.
Acceleration of Certain Debt Obligations
As discussed in Note 8, Debt, the commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under certain of our debt instruments. Any efforts to enforce payment of such financial obligations under such debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases.
Notification of NASDAQ Delisting

On March 15, 2019, the Nasdaq Stock Market (“Nasdaq”) notified us that, as a result of the filing of the Chapter 11 Cases and in accordance with applicable rules, Nasdaq has determined to delist the Company’s common stock from Nasdaq. The Company is considering whether to appeal this determination.

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
Changes in Internal Control over Financial Reporting
On December 29, 2017, we completed our acquisition of HNZ. We have extended our internal control oversight and monitoring processes to include HNZ’s operations. Except for the extension of such processes to the HNZ operations, there were no changes in our internal control over financial reporting during the last fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective under those criteria.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued a report on the Company’s internal control over financial reporting as of December 31, 2018. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
PHI, Inc.
Lafayette, Louisiana

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PHI, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated March 18, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the existence of matters that raise substantial doubt about its ability to continue as a going concern and the filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/Deloitte & Touche LLP
New Orleans, Louisiana
March 18, 2019

ITEM 9B.              Other Information

On March 14, 2019, the compensation committee of our board of directors approved an increase in the base salary of Mr. Lance Bospflug from $575,000 to $650,000, effectively immediately.

On March 15, 2019, we received a letter from the listing qualifications department staff of the Nasdaq Stock Market (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq has determined to delist the Company’s common stock from Nasdaq. Unless the Company requests an appeal of this determination, trading of its voting and non-voting common stock will be suspended at the opening of business on March 26, 2019 and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s common stock from listing and registration on Nasdaq.

The Company is considering whether to appeal this determination.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors
Pursuant to our Amended and Restated By-laws (the “By-laws”), our Board has established the size of our Board at six directors. Under our bylaws, each director serves until the next succeeding annual meeting and until his or her successor is elected and qualified.
A biography of each of our current directors is set forth below. Each director biography includes information regarding that person’s service as a director, business experience, other public company directorships held currently or at any time during the last five years, and the director’s business and leadership experience. The information in each biography is current as of March 1, 2019. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

Name and Age	Principal Occupation or Position	Year First Became a Director
Al A. Gonsoulin, 76	Chairman of the Board and Chief Executive Officer of PHI	2001
Lance F. Bospflug, 64	President and Chief Operating Officer of PHI	2001
Alan W. Brass, 71	Retired Executive	2018
C. Russell Luigs, 86	Retired Executive	2002
Richard H. Matzke, 82	Consultant	2002
Thomas H. Murphy, 63	Member, Murco Oil & Gas, LLC (oil & gas production and investments)	1999

MR. AL A. GONSOULIN is the Chairman and Chief Executive Officer of PHI. Mr. Gonsoulin has been our Chairman since September 2001, when he acquired a controlling interest in PHI, and our Chief Executive Officer since 2004. Prior to joining PHI, Mr. Gonsoulin was President of Sea Mar, a division of Nabors Industries.

Mr. Gonsoulin has spent his career working in the oil and gas industry worldwide. He is well acquainted with both major and independent drilling and production companies. He founded Sea Mar, a vessel company serving the offshore oil and gas industry worldwide, which he later sold. Mr. Gonsoulin’s experience is and has been essential to the positioning of PHI for long-term performance.

MR. LANCE F. BOSPFLUG currently serves as President, Chief Operating Officer and a director of PHI. Mr. Bospflug first joined PHI in October 2000 as President and was appointed Chief Executive Officer and director in August 2001. In 2004, Mr. Bospflug resigned as President and Chief Executive Officer of PHI, although he continued to serve as a director. Following his 2004 resignation, he was self-employed until 2008, when the Company hired him to work on certain special projects, reporting directly to Mr. Gonsoulin. In 2009, Mr. Bospflug rejoined our executive team as our Chief Operating Officer, and was appointed President in 2010. Before joining PHI, he served as Chief Financial Officer, and from 1999 to 2000 Chief Executive Officer, of T.L. James & Company, Inc.

Mr. Bospflug has significant leadership experience at the Company, providing him with a comprehensive knowledge of our business and industry, and was also Chief Executive Officer at T.L. James & Company, a diversified construction, marine, dredging and natural resources company. His prior experience as a chief financial officer also gives him a strong background in financial and accounting matters. Mr. Bospflug’s career has provided the managerial, strategic, operational, and financial experience necessary to develop and execute our strategic plans.

MR. ALAN W. BRASS was appointed to our Board on March 7, 2018. Mr. Brass retired in December 2009 from ProMedica Health System, Inc., where he had previously served for over 12 years as president and chief executive officer. Prior to joining ProMedica, Mr. Brass was an executive vice president and chief operating officer of BJC Health System, Inc., St. Louis, Missouri, from 1995 until 1998, where he oversaw the operation of BJC Health System’s affiliated hospitals and long-term care facilities, and also served as President of two of BJC’s affiliated hospitals in St. Louis. From 1988 until its merger into the BJC Health System in 1994, Mr. Brass was the president and chief executive officer of Children’s Health Services, Inc., after having served as a senior executive at the same hospital for the preceding eight years. Mr. Brass was associate director of operations for the University of Michigan Medical Center from 1977 until 1980. From July 2006 to May 2014, Mr. Brass served on the Board of Trustees for The Ohio State University and as the Chairman of its Medical Center Board from 2007 to 2014.

Mr. Brass’ 42 years of experience working in the healthcare industry, coupled with his service since 2016 as a member of the board of managers of PHI’s air medical affiliate, has equipped him with a diverse range of operational and strategic skills critical to addressing the issues impacting our air medical operations. Mr. Brass’ prior service as a chief executive and his leadership roles on several other boards add additional depth and experience to our Board.

MR. C. RUSSELL LUIGS retired in 2002 from GlobalSantaFe, Inc. (successor by merger to Global Marine, Inc. and Santa Fe International Corporation). He was President and Chief Executive Officer of Global Marine from the time he joined that company in 1977 until 1998. Prior to joining Global Marine, Mr. Luigs was President and Chief Operating Officer of U.S. Industries, which he joined as a petroleum engineer in 1957. He was also Chairman of the Board of Global Marine from 1982 until 1999, and Chairman of the Executive Committee of the Board of Global Marine from 1999 until its merger with Santa Fe International Corporation in 2001. He served as Director of GlobalSantaFe until May 2005. Mr. Luigs has served as chairman of our Compensation Committee since 2013.

Mr. Luigs has had a career primarily in the offshore drilling industry and also has extensive experience throughout the oil and gas industry. Having been the Chief Executive Officer of Global Marine, a public company providing offshore drilling services primarily in the Gulf of Mexico, offshore West Africa and the North Sea, for over 20 years, he has a comprehensive understanding of the operational, competitive, financial and strategic issues affecting PHI. Mr. Luigs brings to our Board demonstrated ability at the most senior levels of a public company.

MR. RICHARD H. MATZKE retired from ChevronTexaco (now Chevron Corporation) in 2002, where he had served as Vice Chairman of the Board since January 2000 and as a member of the Board since 1997. From November 1989 through December 1999, Mr. Matzke served as President of Chevron Overseas Petroleum Inc., where he was responsible for directing Chevron's oil exploration and production activities outside of North America. Mr. Matzke was employed by Chevron Corporation and its predecessors and affiliates from 1961 through his retirement in 2002. From 2002 to 2010 and since June 2011, Mr. Matzke served as a director of LUKOIL, one of Russia’s largest oil companies with operations worldwide. Mr. Matzke has served as director of Petro China Company Limited, China's largest oil company between 2014 and 2017. Since his retirement from ChevronTexaco, he has provided consulting services to companies in the oil and gas industry.

Mr. Matzke’s extensive career with ChevronTexaco, a publicly-traded major international oil and gas company, and his continuing work as a consultant provides operational, competitive, financial and strategic experience critical to addressing the issues affecting the Company. His service as a director of two other large international oil and gas companies provides additional perspective on industry issues. Mr. Matzke’s career also brings to our Board extensive international experience, as well as a demonstrated ability at the most senior levels of a public company.

MR. THOMAS H. MURPHY has been a co-owner and the manager of Murco Oil and Gas LLC, a company with interests in oil and gas exploration and production onshore in the U.S., since 1998, among other interests. He is the former president of Murco Drilling Corporation, a U.S. onshore drilling contractor. He holds an MBA from Emory University and has completed the Stanford Law School Directors’ College Program for directors and senior executives of publicly-traded companies. Mr. Murphy is a member of the National Association of Corporate Directors and he is a past member of Young Presidents’ Organization.

Mr. Murphy has been responsible for developing and implementing successful strategies for companies in the oil and gas industry, and has extensive experience addressing operational, financial and accounting matters. He has a deep understanding of the oil and gas industry and of issues facing public companies and their boards. Mr. Murphy has served as chairman of our Audit Committee since shortly after joining our Board.

Information about Certain Executive Officers

The following table sets forth certain information as of March 1, 2019 with respect to our current executive officers who do not serve on our Board.

Name and Age	Principal Position	Year First Became an Executive Officer
Trudy P. McConnaughhay, 59	Chief Financial Officer and Secretary(1)	2012
James "Jamie" Hinch, 44	Chief Administrative Officer (2)	2017

(1)
Mrs. McConnaughhay has served as Chief Financial Officer and Secretary since November 5, 2012. She previously served as Director of Special Projects, Finance from July 2012 to November 2012. Prior to joining PHI she served as Chief Financial Officer for Dynamic Industries International, L.L.C. from September 2011 until July 2012. Prior to joining Dynamic, she served as Vice-President/Principal Accounting Officer of Global Industries, Ltd. from October 2005 to September 2011, and held other previous positions within Global, including Director of Tax and Finance.

(2)
Mr. Hinch joined PHI in February 2017 as Chief Administrative Officer. Prior to joining PHI, he served as Global Human Resources Director for FMC Technologies, now TechnipFMC, from January 2012 to February 2017. Prior to joining FMC Technologies, he served as Director of Human Resources for Global Industries, Ltd. from May 2010 to January 2012. He held various domestic, international and corporate Human Resources roles with Global Industries from May 1999 to May 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and 10% shareholders to file with the SEC reports of ownership and changes in ownership of our equity securities. To our knowledge, based solely on a review of copies of reports received by us and written representations by certain reporting persons, we believe that all reports were filed on a timely basis during the fiscal year ended December 31, 2018.

Meetings of the Board

During the year ended December 31, 2018, our Board held nine meetings. Each director attended at least 75% of the aggregate number of Board and Committee meetings of which he was a member.

Our Board does not have a policy regarding Board member attendance at the annual meeting of shareholders. However, our By-laws require that the first meeting of each newly-elected Board occur immediately following the shareholder meeting at which the directors were elected, which facilitates attendance at the annual shareholders meeting. All six directors attended the 2018 annual meeting of shareholders.

Board Committees

Our Board has an Audit Committee, whose current members are Messrs. Luigs, Matzke and Murphy (Chairman). This committee held four meetings during 2018.

The functions of the Audit Committee include:

•
Appointing (subject to shareholder ratification) the Company’s independent auditor, with direct responsibility for the compensation and oversight of the work of the independent auditor, which reports directly to the Audit Committee;

•	Overseeing the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements;

•	Monitoring the independence of the Company’s independent auditor;

•	Pre-approving all audit and permitted non-audit services provided by the independent auditor;

•	Overseeing the work of the internal audit department and the director of the internal audit department, who reports directly to our Audit Committee;

•
Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters and the confidential anonymous submission by employees of concerns regarding accounting or auditing matters;

•	Reviewing and approving all related party transactions; and

•	Performing the other functions described in the committee’s charter and the Audit Committee Report, which is included elsewhere in this information statement.

Our Board does not have a nominating committee or other committee performing similar functions. The Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), the exchange on which our shares of Voting Stock and Non-Voting Stock are listed, provide that a “controlled company” is exempt from having its director nominees selected by a nominating committee. As Mr. Gonsoulin owns over 50% of the Company’s Voting Stock, PHI is a “controlled company” within the definition of the NASDAQ Marketplace Rules.

For the same reason, the NASDAQ Marketplace Rules do not require us to have a compensation committee. However, our Board does maintain a standing Compensation Committee, whose current members are Messrs. Luigs (Chairman), Matzke, and Murphy. This committee held six meetings during 2018.

The functions of the Compensation Committee include:

•	Determining the compensation of our executive officers;

•	Administering our annual incentive plan, including setting targets and determining payouts;

•	Granting awards under our long-term incentive plan;

•	Engaging its own independent compensation consultants to review and make recommendations with respect to executive and director compensation;

•	Reviewing and recommending to our Board changes in significant benefit plans;

•	Overseeing our assessment of whether our compensation practices are reasonably likely to expose the Company to material risks; and

•	Performing certain other functions described in the committee’s charter.

The Audit Committee and Compensation Committee charters can be found at our web site: www.phihelico.com.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Chief Executive Officer and our next two most highly compensated executive officers for the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Non-equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Al A. Gonsoulin Chairman of the Board and Chief Executive Officer	2018 2017	650,000 650,000	2,958,625 3,216,311	763,357 1,004,250	19,852 19,552	4,391,834 4,890,113
Lance F. Bospflug President and Chief Operating Officer	2018 2017	575,000 575,000	1,747,023 1,896,798	456,763 621,863	40,848 20,644	2,819,634 3,114,305
Trudy P. McConnaughhay Chief Financial Officer and Secretary	2018 2017	308,948 308,948	383,210 178,804	149,024 238,662	31,399 19,216	872,581 745,630

(1)
The amounts shown in this column reflect the fair value of time-and performance-based restricted stock unit awards (RSUs) determined in accordance with FASB ASC Topic 718 based upon the per share closing price of our Non-Voting Stock on the date of grant. During fiscal 2018, we granted both time- and performance-based RSUs. For more information regarding the terms and conditions of these 2018 grants, please see “Long-Term Incentive Compensation” below. For more information regarding the valuation of our RSUs, please see Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.

(2)	Represents, for each year indicated, awards earned under our Annual Incentive Plan based upon our performance for each such year but paid in March of the following year.

(3)	The amounts shown in this column for 2018 reflect the following:

•	matching contributions allocated by us to each of the named executive officers for the 401(k) Retirement Plan in the amount of $16,500 for each of Mr. Gonsoulin, Mr. Bospflug, and Mrs. McConnaughhay.

•	the cost of term life and disability insurance coverage provided by us for each named executive officer, including the cost of life insurance exceeding $50,000.

•	Purchased of unused vacation for Mrs. McConnaughhay in the amount of $11,882 and Mr. Bospflug in the amount of $19,904.

Process. Our executive compensation program is administered by the Compensation Committee of the Board in accordance with the Compensation Committee’s charter. For several years, our Compensation Committee has retained FreeGulliver, LLC (“FreeGulliver”) as its independent compensation consultant regarding executive and director compensation matters. All assignments given to FreeGulliver are made by the Compensation Committee, and the Compensation Committee has the ability to terminate FreeGulliver’s services at any time. FreeGulliver provides no other services to PHI.

FreeGulliver provides the following compensation consulting services to the Compensation Committee on an ongoing basis:

Providing peer group compensation information to assist the Compensation Committee in establishing compensation for executive officers and outside directors of PHI;

•	Assisting in the formulation of our annual incentive and long-term equity incentive award programs;

•	Making recommendations regarding competitive compensation levels; and

•	Facilitating a leadership succession planning process.

The Compensation Committee relies on Willis Towers Watson surveys for competitive compensation analysis, which is compiled for the Compensation Committee by FreeGulliver. The Committee also reviews data from a small group of peer companies selected by FreeGulliver and approved by the Compensation Committee. The compensation analysis also considers the scope and nature of managerial responsibility and reporting relationships.

The Compensation Committee reviews and approves all compensation for our executive officers. Except with respect to his own compensation and except as otherwise provided below, the CEO may make adjustments to the compensation based on an individual’s performance and contributions to the Company’s performance, subject to reporting any such adjustments to the
Compensation Committee. The Compensation Committee has sole responsibility for determining CEO compensation.

Salary. Salaries paid to each named executive for fiscal 2018 accounted for the following percentages of their total annual compensation: Mr. Gonsoulin, 17%; Mr. Bospflug, 16%; and Mrs. McConnaughhay 17%. Following the end of fiscal 2018, the Compensation Committee approved an increase in Mr. Bospflug’s annual base salary from $575,000 to $650,000, effective March 14, 2019.

Non-Equity Incentive Plan Compensation. Since 2004, the Compensation Committee has administered a Senior Management Bonus Plan (the “Annual Incentive Plan” or “AIP”) in which our executive officers participate. Since 2011, any payments earned under the AIP have been payable in a lump sum by March 15 of the year following the performance year. Under the AIP, the Compensation Committee specifies each year (1) the specific targets relative to each performance measure applicable for that year under the plan to the executives and (2) the individual award opportunities of each executive for the year, which are determined based on the position and scope of responsibilities of the executive and are expressed as a percentage of the executive’s base salary based on the Company’s achievement of the financial target at three levels – a threshold level, the target level (generally equivalent to the level of performance anticipated under our business plan for the year) and a stretch level. Following the end of the year, the calculated bonus levels based on financial results are subject to a formulaic adjustment for safety performance.
The AIP provides that the Compensation Committee may in its discretion adjust any award payable under the plan upward or downward to reflect our achievement of other performance goals or the Compensation Committee’s subjective assessment of the individual performance of the participant, and that the CEO may make recommendations to the Compensation Committee with respect to such adjustments for participants other than himself.

Long-Term Incentive Plan Compensation. Long-term equity compensation has been an essential component of our executive compensation program since 2010. FreeGulliver advises the Compensation Committee annually on the structure of our long-term equity compensation program.

The purpose of the long-term equity component is to:
•Enhance the attraction and retention of high-potential talent within the Company;
•more closely align the participant group with shareholder value; and

•
reward executive and senior management leadership and individual or department performance which enhances our financial performance, and the achievement of both our business objectives and long-term strategies.

Annually since 2012, the Compensation Committee has awarded performance-based RSUs to acquire Non-Voting Stock to the executive officers and certain other senior managers under the LTIP. The actual number of performance-based RSUs granted was determined by dividing the target amount by the average per share closing price of our Non-Voting Stock during the last full month prior to the grant date of the awards.
With respect to performance-based RSU grants, the Committee selects a performance metric that it believes, following consultation with its consultant and management, correlates with maintaining and increasing shareholder value. All outstanding performance-based RSUs vest in the first quarter of the year following the end of the performance period if (i) the specified performance target is met and (ii) the employee has not terminated employment with the Company prior to the end of the performance period. Vesting is accelerated upon termination of employment due to death or disability or upon a change of control of the Company. For the performance-based RSU grants in 2018, payout may range between 0-150% depending upon the Company’s achievement of a three-year EBITDA metric (adjusted EBITDA as a percentage of adjusted operating revenue). At performance below threshold, all PB RSUs will be forfeited.
In addition, the Compensation Committee has approved grants of time-based RSUs for retention purposes. In past years, the Committee has made these retention grants every three years for each officer, with the award vesting in one installment on the third anniversary of the date of grant. For 2018, considering the recommendation of FreeGulliver, the Compensation Committee decided to make these grants annually but with a reduced target grant value (1/3 of the grant date value of awards granted in prior years). As with our previous grants of time-based RSUs, these annual grants will cliff vest in one installment on the third anniversary of the grant. For information on our grants of equity compensation in previous years, please see our prior information statements filed with the SEC.

Employment Agreements. We have not entered into employment agreements with any of our executive officers.

Change of Control Protections. During 2018, as previously disclosed, the compensation Committee adopted a Retention Plan designed to provide certain protections to our officers in the event of a change in control. Each of our named executive officers is a participant in the Retention Plan, which provides for the following benefits upon certain changes of control of the Company (as defined in the Retention Plan):

•	Unvested PHI will automatically accelerate and pay out in shares (assuming target performance for performance awards)

•	Pro-rata bonus will be paid for the year in which change in control occurs; assuming target performance is achieved

•	Certain employment protections for Mr. Gonsoulin and Mr. Bospflug for a 36-month and Mrs. McConnaughhay for a 24-month period following the change in control

•
If severed without cause or if employment terminated for good reason during the Protected Period, a one-time severance payment equal to the sum of 36-month base salary, 36 multiplied by one-twelfth of the annual target bonus for the year of termination, and 36 months of employer-paid health and welfare premiums. Equity awards granted during the protected period will accelerate. For Mrs. McConnaughhay, payment is calculated using 24-months.

•
Participants are not entitled to any tax gross-ups for excise taxes that may be triggered under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended. However, each participant would be entitled to receive the “best net” treatment, which means that if the total of all change of control payments due the participant exceeds the threshold that would trigger the imposition of excise taxes, the participant will either (1) receive all payments and benefits due him or her and be responsible for paying all such taxes or (2) have the payments and benefits reduced such that imposition of the excise taxes is no longer triggered, depending on which method provides the participant with the better after-tax result.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table describes the outstanding equity awards held by our executive officers at December 31, 2018.

	Stock Awards
	Time-Vested (1)		Performance-Based (2)
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)

Al A. Gonsoulin	222,301	411,257	412,103	762,391
Lance F. Bospflug	131,275	242,859	243,035	449,615
Trudy P. McConnaughhay	9,532	17,634	48,969	90,593

(1)	These time-vested RSUs will vest on as follows:

NEO	Vesting Date
	May 4, 2020	May 1, 2021
Mr. Gonsoulin	163,317	58,984
Mr. Bospflug	96,315	34,960
Mrs. McConnaughhay	--	9,532

In each case, the officer must remain employed with us on the vesting date, subject to earlier vesting in the event of death, disability, or a change of control.

(2)
The chart below provides a breakdown of the performance-based RSU grants outstanding as of December 31, 2018. Vesting of these awards is contingent upon (i) the achievement of a targeted average Adjusted EBITDA as a percentage of Adjusted Total Revenue for the two-year or three-year period ending on December 31 of the year prior to the vesting date and (ii) the executive’s continued service through that date, subject to earlier vesting in the event of death, disability, or a change of control.

Grant Date	Feb 17, 2016*	Mar 28, 2017**	May 1, 2018***
Name	Three-year performance period (2016-2018)	Two-year performance period (2017-2018)	Three-year performance period (2018-2020)
Al A. Gonsoulin	111,812	123,340	176,951
Lance F. Bospflug	65,940	72,739	104,356
Trudy P. McConnaughhay	13,286	14,656	21,027

*These performance-based RSUs were forfeited on February 20, 2019 upon the Compensation Committee’s certification that the performance target was not met.
**These performance-based RSUs vested on February 20, 2019 upon the Compensation Committee’s certification that the performance target was met.
***These performance-based RSUs will vest during the first quarter of 2021, with any payout ranging between 0-150%, depending on the extent to which the performance metric is met.

(3)	Based on the closing price of $1.85 per share of Non-Voting Stock on the last trading day of the fiscal year (December 31, 2018).

Director Compensation

During 2018, each non-employee director (meaning, each director other than Messrs. Gonsoulin and Bospflug) received an annual cash retainer of $50,000. Additionally, each such director received meeting fees of $8,000 for each Board meeting, $5,000 for each Committee meeting attended in person, and $1,000 for each Committee meeting attended by telephone. Committee chairs received an additional $2,000 per Committee meeting. In addition, each non-employee director received a grant of time-vested restricted stock units (“RSUs”) under the Amended and Restated PHI, Inc. Long-Term Incentive Plan, which was most recently approved by shareholders in 2017. These RSUs, which had a grant date value of approximately $30,000, will vest and pay out in shares of Non-Voting Stock on the third anniversary of the grant date, subject to the director’s continued service through that date (which would be waived in the event of the director’s death or disability, or a change of control of the Company). Our Compensation Committee determines director compensation by reviewing compensation levels at similar sized peer companies.

The table below summarizes all compensation paid by us to each of the three individuals who served as a non-employee or “outside” director of the Company during the fiscal year ended December 31, 2018.

Name (1)	Fees earned or paid in cash	Stock Awards(3)	Total
Alan W. Brass(2)	$110,500	$26,102	$136,102
C. Russell Luigs	$135,000	$26,102	$161,102
Richard H. Matzke	$127,000	$26,102	$153,102
Thomas H. Murphy	$135,000	$26,102	$161,102

(1)
Neither Al A. Gonsoulin, the Company’s Chairman of the Board and Chief Executive Officer, nor Lance F. Bospflug, the Company’s President and Chief Operating Officer, are included in this table as each is an employee of the Company and receives no additional compensation for service as a director.

(2)	Mr. Brass was appointed as an outside director effective March 7, 2018.

(3)
During 2018, each outside director was awarded 3,421 restricted stock units (“RSUs”) entitling him, subject to continued service, to acquire an equal number of shares of our Non-Voting Stock. For purposes of determining the number of RSUs to grant to each outside director, the Compensation Committee valued each of these stock awards at $30,000, based upon the average per share closing price of our Non-Voting Stock during the last full month preceding the grant date. For purposes of reporting the fair value of these awards in the table above, however, SEC rules require that we report the value of these grants based on the per share closing price of our Non-Voting Stock on the grant date in accordance with FASB ASC Topic 718. These RSUs vest on November 1, 2021, subject to the applicable director’s continued service through such date, with accelerated vesting in certain limited circumstances. As of December 31, 2018, Mr. Brass held a total of 7,509 RSUs and each of Messrs. Luigs, Matzke and Murphy held a total of 9,132 RSUs, the only type of equity-based award held by our outside directors as of such date.

Each outside director is entitled to be reimbursed for (i) expenses incurred in attending board and committee meetings and (ii) expenses incurred in attending director education programs.

Our By-laws require us to indemnify our directors and officers. We have signed agreements with each of our directors contractually obligating us to provide these indemnification rights. We also provide our directors with customary directors and officers liability insurance.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under equity compensation plans as of December 31, 2018:

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(3)
Equity compensation plans approved by security holders	1,372,541 (Non-Voting)	--	1,806,315 (Non-Voting)
Equity compensation plans not approved by security holders	--	--	--
Total	1,372,541 (Non-Voting)	--	1,806,315 (Non-Voting)

(1)
As of December 31, 2018, the Company’s only active equity plan was the PHI Inc. Amended and Restated Long-Term Incentive Plan, which was most recently approved by shareholders in 2017 and provides for the issuance of shares of Non-Voting Stock.

(2)	Represents outstanding RSUs, which do not have an exercise price.

Stock Ownership of Directors and Executive Officers

The following table sets forth certain information concerning the beneficial ownership of each class of outstanding PHI common stock as of February 28, 2019 held by (a) each director of PHI, (b) each of our named executive officers and (c) all current directors and executive officers of PHI as a group, all determined in accordance with SEC Rule 13d-3. Unless otherwise indicated, the securities shown are held with sole voting and investment power, and are not subject to any hedging or pledging arrangements.

Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Directors
Al A. Gonsoulin	Voting Non-Voting	2,060,905 1,139,280	70.9% 8.8%
Lance F. Bospflug	Voting Non-Voting	0 122,174	* *
Alan W. Brass	Voting Non-Voting	5,000 0	* *
C. Russell Luigs	Voting Non-Voting	5,000 6,496	* *
Richard H. Matzke	Voting Non-Voting	0 1,496	* *
Thomas H. Murphy	Voting Non-Voting	10,500 11,996	* *
Named Executive Officers(3)
Trudy P. McConnaughhay	Voting Non-Voting	0 17,482	* *
James (Jamie) Hinch	Voting Non-Voting	0 0	* *
All directors and executive officers as a group (8 persons)	Voting Non-Voting	2,081,405 1,298,924	71.6% 10.0%
_______________________________

*	Less than one percent.

(1)	Excludes shares of Non-Voting Stock that may be issued pursuant to outstanding, unvested RSUs that are not scheduled to vest within 60 days.

(2)	Based on 2,905,757 shares of Voting Stock and 12,919,681 shares of Non-Voting Stock outstanding on the record date of February 28, 2019.

(3)	Information on Mr. Gonsoulin’s and Mr. Bospflug’s ownership is included under the heading “Directors” above.

Stock Ownership of Certain Beneficial Owners

The following table shows the number of shares of PHI’s Voting Stock and Non-Voting Stock beneficially owned as of the dates indicated by persons known by us to beneficially own more than 5% of the outstanding shares of PHI’s Voting Stock or Non-Voting Stock, determined in accordance with SEC Rule 13d-3. Unless otherwise stated, each person listed below has (1) sole voting power with respect to shares of Voting Stock beneficially owned and (ii) sole investment power with respect to the shares of Voting Stock or Non-Voting Stock beneficially owned.

Name and Address of Beneficial Owner	Class of PHI Common Stock	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Al A. Gonsoulin 2001 S.E. Evangeline Thruway Lafayette, Louisiana 70508	Voting Non-Voting	2,060,905 1,139,280 (2)	70.9% 8.8%
West Face Capital, Inc. 2 Bloor Street East, Suite 810 Toronto, Ontario M4W 1A8	Voting Non-Voting	0 1,781,426 (3)	* 13.8%
Van Den Berg Management I 805 Las Cimas Parkway Austin, TX 78746	Voting Non-Voting	0 1,308,515 (4)	* 10.1%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	Voting Non-Voting	0 1,058,480 (5)	* 8.2%
BlackRock, Inc. 400 Howard Street San Francisco, CA 94105	Voting Non-Voting	0 743,976 (6)	* 5.8%

*    Less than one percent.

(1)
The information for Mr. Gonsoulin is provided as of February 28, 2019. For all others, the information in the table is based on such holders’ beneficial ownership as of December 31, 2018, as reported in their respective Schedule 13G or Form 13F filings with the SEC, referred to below in notes 3 through 7 (the “ownership reports”). The figures and percentages in the table above have been determined in accordance with Rule 13d-3 of the SEC based upon information furnished by the investors in their respective ownership reports, except that we have calculated the percentages in the table based on the actual number of shares of Voting Stock or Non-Voting Stock outstanding on February 28, 2019 (2,905,757 and 12,919,681 shares, respectively), as opposed to the estimated percentages set forth in such reports. Investors should note that the standards for reporting share ownership under Schedule 13G and Form 13F reports are similar but not the same.

(2)	Excludes shares of Non-Voting Stock that may be issued pursuant to outstanding, unvested RSUs granted under the LTIP that are not scheduled to vest within 60 days.

(3)
Based on information contained in a Form 13F Holdings Report dated as of November 14, 2018 that this investor filed with the SEC. This investor has not filed a Schedule 13G with respect to these shares of Non-Voting Stock.

(4)	Based on information contained in a Form 13G Report dated as of January 9, 2019 that this investor filed with the SEC.

(5)
Based on information contained in a Form 13G Report dated as of February 8, 2019 that this investor filed with the SEC. In this report, the investor (i) indicated that, as of February 8, 2019, the shares of Non-Voting Stock indicated above were owned by investment companies, trusts and accounts affiliated with the investor, and (ii) disclaimed beneficial ownership of such shares.

(6)
Based on information contained in a Form 13F Holdings Report dated as of February 9, 2018 that this investor filed with the SEC. This investor has not filed a Schedule 13G with respect to these shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Our Code of Ethics and Business Conduct Policy requires our directors and executive officers to avoid any situation that would create a conflict of interest unless approved in accordance with our Conflict of Interest Policy. Our Conflict of Interest Policy requires executive officers and directors to report potential conflicts of interest in writing to the Audit Committee. In addition, the Audit Committee’s charter requires it to review and approve all related party transactions of the Company, defined as those required to be disclosed under applicable proxy disclosure rules promulgated by the SEC. The Audit Committee approves conflicts of interest or related party transactions if it concludes that doing so is in the best interests of the Company and our shareholders. Our Code of Ethics and Business Conduct Policy is available on our website at www.phihelico.com.

On September 28, 2018, we borrowed $130 million under a two-year term loan from Thirty Two, L.L.C., which is wholly-owned by Al A. Gonsoulin, our Chairman of the Board, Chief Executive Officer and controlling stockholder. The loan accrues interest at a rate per annum of 6%, computed on the basis of the actual number of days elapsed over a 360-day year comprised of twelve 30-day calendar months. Pursuant to the terms of the Note, after maturity of the loan or following the occurrence of an event of default under the terms of the loan agreement, interest will accrue on the outstanding principal amount of the loan at a rate per annum that is 2% in excess of the interest rate otherwise payable, or 8%, subject to applicable law.

During 2018, we paid $2.1 million in interest under such term loan. We have not repaid any of the principal amount borrowed under the term loan. As of March 15, 2019, the principal amount outstanding under such loan was $130 million. For additional information on this transaction see (i) Note 8 and (ii) our current report on Form 8-K filed with the SEC on September 28, 2018.

Independence of Directors

Using criteria established by NASDAQ and the SEC, our Board has determined that, except for Messrs. Bospflug and Gonsoulin, each of our directors (namely Messrs. Brass, Luigs, Matzke, and Murphy) is independent.

Communications with our Board of Directors

A shareholder who wishes to communicate with our Board on any other subject should direct such communication to our Secretary at the Company’s address. Our Secretary will be responsible for disseminating all such communications to our Board, or to a specific member of our Board, as appropriate, depending on the facts described in such communication.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Related Disclosures for Accounting Services

The following is a summary of the fees billed to PHI and its subsidiaries by Deloitte & Touche, LLP for professional services rendered during the last two fiscal years.

	Year ended December 31,
	2018		2017
Fee Category	Amount	Percentage	Amount	Percentage
Audit fees (1)	$ 1,762,050	75%	$1,106,606	60%
Audit-related fees (2)	274,015	12%	65,666	4%
Tax fees (3)	306,772	13%	376,229	21%
All other fees (4)	0	0%	281,680	15%
Total fees	$ 2,342,837	100%	$1,830,181	100%

(1)
Audit fees include the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, fees for services that normally would be provided in connection with statutory and regulatory filings or engagements and services that generally only the independent auditor reasonably can provide.

(2)
Audit-related fees include assurance and related services reasonably related to the performance of the audit or review, and for 2018 and 2017 included fees related to employee benefit plan audits, accounting consultations and other attestation services.

(3)
Tax fees include tax compliance, advice and planning services, and for 2018 and 2017 included assistance in the preparation of federal and state tax returns and related advice regarding tax compliance.

(4)	All other fees for 2017 consisted of services provided in connection with a Form S-8 filing and consulting services related to a special project.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

All audit and permissible non-audit services provided by the independent auditor are pre-approved by PHI’s Audit Committee. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During 2017 and 2018, all audit and non-audit services provided by Deloitte & Touche, LLP were pre-approved by PHI’s Audit Committee, and the Audit Committee determined that the provision of the non-audit services was compatible with maintaining Deloitte & Touche’s independence.

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

4.1
Loan Agreement., dated as of September 28, 2018, by and among Thirty Two, L.L.C., PHI, Inc., PHI Air Medical, L.L.C., and PHI Tech Services, Inc. (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K, filed September 28, 2018).

4.2	Promissory Note due September 28, 2020 (incorporated by reference to Exhibit 10.2 to PHI’s Report on Form 8-K, filed September 28, 2018).

4.3
Guaranty Agreement, dated and effective as of September 28, 2018, by PHI Air Medical, L.L.C. and PHI Tech Services, Inc., in favor of Thirty Two, L.L.C. (incorporated by reference to Exhibit 10.3 to PHI’s Report on Form 8-K, filed September 28, 2018).

4.4
Security Agreement, dated and effective as of September 28, 2018, by PHI, Inc., PHI Air Medical, L.L.C. and PHI Tech Services, Inc., in favor of Thirty Two, L.L.C. (incorporated by reference to Exhibit 10.4 to PHI’s Report on Form 8-K, filed September 28, 2018).

4.5
Loan Agreement, dated March 13, 2019, by and among PHI. Inc., as borrower, certain subsidiaries of PHI, Inc. as guarantors party thereto, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to PHI’s Report on Form 8-K, filed March 15, 2019).

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

ITEM 16.        FORM 10-K SUMMARY
Not Applicable

PHI, INC. AND SUBSIDIARIES
Schedule II – Valuation and Qualifying Consolidated Accounts
(Thousands of dollars)

		Additions
	Balance at Beginning	Charged to Costs and		Balance at End
Description	of Year	Expenses	Deductions (1)	of Year
Year ended December 31, 2018:
Allowance for doubtful accounts	$7,239	$—	$1,135	$6,104
Allowance for inventory	20,875	—	2,940	17,935
Allowance for contractual discounts	117,782	541,709	535,700	123,791
Allowance for uncompensated care	52,515	78,298	78,873	51,940
Year ended December 31, 2017:
Allowance for doubtful accounts	$6,021	$1,218	$—	$7,239
Allowance for inventory	17,305	3,570	—	20,875
Allowance for contractual discounts	111,856	480,645	474,719	117,782
Allowance for uncompensated care	46,310	78,883	72,678	52,515
Year ended December 31, 2016:
Allowance for doubtful accounts	$5,151	$870	$—	$6,021
Allowance for inventory	15,385	1,920	—	17,305
Allowance for contractual discounts	103,601	483,449	475,194	111,856
Allowance for uncompensated care	41,924	88,787	84,401	46,310

(1)
Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for contractual discounts and uncompensated care, such deductions are reduced by recoveries of amounts previously written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2019.

PHI, INC.

By:	/s/ Trudy McConnaughhay
Trudy McConnaughhay Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Al A. Gonsoulin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2019
Al A. Gonsoulin

/s/ Trudy McConnaughhay	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2019
Trudy McConnaughhay

/s/ Lance F. Bospflug	Director	March 18, 2019
Lance F. Bospflug

/s/ Alan W. Brass	Director	March 18, 2019
Alan W. Brass

/s/ Thomas H. Murphy	Director	March 18, 2019
Thomas H. Murphy

/s/ Richard H. Matzke	Director	March 18, 2019
Richard H. Matzke

/s/ C. Russell Luigs	Director	March 18, 2019
C. Russell Luigs