Form 10-Q
period 2019-03-31
PHI INC
filed 2019-05-09
CIK 350403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________________________________________________________
 FORM 10-Q
___________________________________________________________

 ☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or
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
Registrant’s telephone number, including area code: (337) 235-2452
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes:  ☒   No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Act).
Yes:  ☐    No:  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange upon which registered
Voting Common Stock	N/A	None
Non-Voting Common Stock	N/A	None
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,919,681 shares

PHI, INC.
Index – Form 10-Q

Special Note Regarding Pending Bankruptcy Proceedings
On March 14, 2019, PHI, Inc. and its four principal U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).

Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risk and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•
risks and uncertainties relating to our Chapter 11 Cases, including but not limited to: our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases; the effects of the Chapter 11 Cases on our Company and our various constituents; the impact of Bankruptcy Court rulings in the Chapter 11 Cases; our ability to develop and implement a plan of reorganization that will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general; the length of time we will operate under the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; risks associated with third-party motions in the Chapter 11 Cases; the potential adverse effects of the Chapter 11 Cases on our liquidity; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

•	our ability to implement operational improvement efficiencies;

•	our ability to comply with the financial covenants contained in certain of our credit or lease agreements;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	illiquidity in the trading of our securities, including limitations caused by the delisting of our common stock from Nasdaq and the subsequent trading of our securities in the over-the-counter market;

•
reduction in demand for our services due to volatility of oil and gas prices and the level of domestic and overseas exploration and production activity, which depends on several factors outside of our control;

•	our dependence on a small number of customers for a significant amount of our revenue and our significant credit exposure within the oil and gas industry;

•	the adverse impact of customers electing to terminate or reduce our services;

•	any failure to maintain our strong safety record;

•	our ability to secure favorable customer contracts or otherwise remain able to profitably deploy our existing fleet of aircraft;

•	the availability of adequate insurance;

•	adverse changes in the value of our aircraft or our ability to sell them in the secondary markets;

•	political, economic, payment, regulatory and other risks and uncertainties associated with our international operations, some of which are conducted in challenging business environments;

•	the effects of competition and changes in technology;

•	the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls;

•	the special risks of our air medical operations, including collections risks and potential medical malpractice claims;

•	weather conditions and seasonal factors, including tropical storms;

•	our ability to timely realize the anticipated benefits of our December 29, 2017 acquisition of additional offshore operations;

•	the hazards associated with operating in an inherently risky business, including the possibility that regulators could ground our aircraft for extended periods of time or indefinitely;

•	our ability to timely collect our receivables in full;

•	our ability to receive timely delivery of ordered aircraft and parts from a limited number of suppliers, and the availability of working capital, loans or lease financing to acquire such assets;

•	our ability to develop and implement successful business strategies;

•	changes in fuel prices;

•	our ability to attract and retain key personnel and to avoid work stoppages or other labor problems, which as indicated above may be impacted by the Chapter 11 Cases;

•	changes in our operating plans or strategies, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	environmental and litigation risks; and

•
the effects of more general factors, such as changes in interest rates, operating costs, tax rates, or general economic or geopolitical conditions; and other risks referenced in Item 1A or elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 or other of our filings with the U.S. Securities and Exchange Commission ("SEC").

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
PHI, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$15,884	$50,874
Short-term investments	73,336	14,232
Accounts receivable – net
Trade	167,561	168,459
Other	11,252	14,006
Inventories of spare parts – net	52,988	56,698
Prepaid expenses	13,944	11,419
Income taxes receivable	942	950
Total current assets	335,907	316,638
Property and equipment – net	896,436	902,485
Right of use assets	144,198	—
Restricted cash and investments	19,789	19,781
Other assets	18,981	18,378
Deferred income taxes	4,521	4,944
Total assets	$1,419,832	$1,262,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Senior Notes issued March 17, 2014, net of debt issuance cost of $260	$—	$499,740
Accounts payable	38,854	50,289
Accrued and other current liabilities	31,208	45,292
Current portion of operating lease liabilities	26,544	—
Current maturities of long term debt	875	—
Total current liabilities	97,481	595,321
Long-term debt:
Term loan issued March 13, 2019, net of debt issuance costs of $5,609	63,516	—
Related party term loan issued September 28, 2018, net of debt issuance costs of $656 and $765, respectively	129,344	129,235
Deferred income taxes	55,098	59,178
Other long-term liabilities	3,324	5,059
Long-term operating lease liabilities	118,436	—
Total liabilities not subject to compromise	467,199	788,793
Liabilities subject to compromise	513,125	—
Total liabilities	980,324	788,793
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	291	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,919,681 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,291	1,291
Additional paid-in capital	314,818	314,316
Accumulated other comprehensive income (loss)	(3,138)	(3,952)
Retained earnings	126,246	161,487
Total shareholders’ equity	439,508	473,433
Total liabilities and shareholders’ equity	$1,419,832	$1,262,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars and shares, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2019	2018
Operating revenues, net	$151,890	$160,370
Expenses:
Direct expenses	156,874	156,226
Selling, general and administrative expenses	24,869	15,459
Total operating expenses	181,743	171,685
Loss on disposal of assets	51	879
Equity in (income) loss of unconsolidated affiliates, net	(1,361)	37
Operating loss	(28,543)	(12,231)
Interest expense	8,166	8,197
Reorganization items, net	1,600	—
Other income – net	40	1,045
	9,806	9,242
Loss before income taxes	(38,349)	(21,473)
Income tax benefit	(3,108)	(4,490)
Net loss	$(35,241)	$(16,983)
Weighted average shares outstanding:
Basic	15,825	15,806
Diluted	15,825	15,806
Net loss per share:
Basic	$(2.23)	$(1.07)
Diluted	$(2.23)	$(1.07)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Thousands of dollars)
(Unaudited)

	Quarter Ended March 31,
	2019	2018
Net loss	$(35,241)	$(16,983)
Unrealized gain on short-term investments	—	471
Currency translation adjustments	806	467
Changes in pension plan assets and benefit obligations	—	(9)
Tax effect of the above-listed adjustments	8	(185)
Total comprehensive loss	$(34,427)	$(16,239)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Thousands of dollars and shares)
(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	Shareholders' Equity
Balance at December 31, 2017	2,906	$291	12,897	$1,289	$308,353	$(280)	$303,001	$612,654
Net loss	—	—	—	—	—	—	(16,983)	(16,983)
Unrealized gain on short-term investments	—	—	—	—	—	282	—	282
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(5)	—	(5)
Amortization of unearned stock-based compensation	—	—	—	—	1,319	—	—	1,319
Currency translation adjustment	—	—	—	—	—	467	—	467
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	11	1	—	—	—	1
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	(3)	—	—	—	—	—
Balance at March 31, 2018	2,906	$291	12,905	$1,290	$309,672	$464	$286,018	$597,735

	Voting Common Stock		Non-Voting Common Stock		Additional Paid-in Capital	Accumulated Other Com-prehensive (Loss) Income
	Shares	Amount	Shares	Amount			Retained Earnings	Shareholders' Equity
Balance at December 31, 2018	2,906	$291	12,919	$1,291	$314,316	$(3,952)	$161,487	$473,433
Net loss	—	—	—	—	—	—	(35,241)	(35,241)
Amortization of unearned stock-based compensation	—	—	—	—	1,315	—	—	1,315
Cash payment of Performance Based stock units					(813)			(813)
Currency translation adjustment	—	—	—	—	—	814	—	814
Balance at March 31, 2019	2,906	$291	12,919	$1,291	$314,818	$(3,138)	$126,246	$439,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	(35,241)	$(16,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,444	19,467
Deferred income taxes	(3,656)	(5,113)
Loss (gain) on asset dispositions	51	879
Equity in (income) loss of unconsolidated affiliate, net	(1,361)	37
Inventory valuation reserves	741	1,042
Changes in operating assets and liabilities	(11,877)	(761)
Net cash used in operating activities	(32,899)	(1,432)
Investing activities:
Purchase of property and equipment	(6,947)	(6,665)
Proceeds from asset dispositions	12	842
Purchase of short-term investments	(139,616)	(134,319)
Proceeds from sale of short-term investments	80,512	136,259
Refund of Deposit on Aircraft	503	—
Loan to unconsolidated affiliate		(274)
Net cash used in investing activities	(65,536)	(4,157)
Financing activities:
Debt issuance cost	(5,668)	—
Proceeds from line of credit	—	33,750
Payments on line of credit	—	(29,500)
Proceeds from Term Loan	70,000	—
Net cash provided by financing activities	64,332	4,250
Effect of exchange rate changes on cash	(864)	—
Decrease in cash, cash equivalents and restricted cash	(34,967)	(1,339)
Cash, cash equivalents and restricted cash at the beginning of period	58,564	8,770
Cash, cash equivalents and restricted cash at end of period	$23,597	$7,431
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Reorganization items, net	$1,600	$—
Interest	$2,058	$14,328
Income taxes	$655	$320
Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$73	$82
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of PHI, Inc. and its subsidiaries (“PHI” or the “Company” or “we” or “our”). In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly the financial results for the interim periods presented. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and the accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Our financial results, particularly as they relate to our Oil and Gas segment, are influenced by seasonal fluctuations as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018. For this and other reasons, the results of operations for interim periods are not necessarily indicative of the operating results that may be expected for a full fiscal year.
Going Concern - The financial statements accompanying this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplates our continuation as a going concern. As discussed further in Note 2 below, our operations are currently subject to the jurisdiction of the Bankruptcy Code.
The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that PHI will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the Blue Torch term loan described in Note 6, and our ability to successfully develop and, subject to the Bankruptcy Court's approval, implement, a restructuring plan, among other factors. We have significant indebtedness. As a result, our financial condition and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern.
Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock may receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests. The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the filing of the Chapter 11 Cases. See Note 2 for additional information.

Supplemental Cash Flow Information - The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Cash Flows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2019	2018	2018	2017
Cash and Cash Equivalents	$15,884	$50,874	$7,431	$8,770
Restricted Cash	7,713	7,690	—	—
Total Cash, Cash Equivalents and Restricted Cash	$23,597	$58,564	$7,431	$8,770

Recently adopted accounting principles
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASC 842). ASC 842 replaces the existing guidance on leasing transactions in ASC 840 and requires lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASC 842 also changes the recognition, measurement, and presentation of expense associated with leases and provides clarification regarding the identification of certain components of contracts that would represent a lease. The Company adopted the new standard effective January 1, 2019.

The Company elected the transition methodology provided by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, whereby it applied the requirements of ASC 842 on a prospective basis as of the adoption date of January 1, 2019, without retrospectively adjusting prior periods. The Company elected to adopt the package of practical expedients provided by ASC 842 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. The Company elected to keep leases with an initial term of 12 months or less off of the balance sheet. The Company intends to recognize those lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company also elected to combined lease and non-lease components in the computations of lease obligations and right-of-use assets. During our evaluation of ASU 2016-02, we concluded that certain of our helicopter service contracts contain a lease component. Our typical helicopter service contracts qualify for a practical expedient, which is available to lessors under certain circumstances, to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. We have applied this practical expedient and intend to combine the lease and service components of our revenue contracts and continue to account for the combined component under Topic 606, Revenue from Contracts with Customers.

The Company completed the implementation of an information technology system to track and account for its leases and updated its accounting policies to support the accounting for leases under ASC 842. The Company completed its lease inventory and determined its most significant leases involve aircraft and facilities. In the first quarter 2019, the Company's adoption of ASC 842 resulted in recording on its Condensed Consolidated Balance Sheet lease liabilities of approximately $152.9 million and right-of-use assets of approximately $152.1 million with no material impact on the Company's consolidated statement of operations and consolidated cash flow statement. For additional information, see Note 13.

2. BANKRUPTCY FILING

Chapter 11 Proceedings
On March 14, 2019 (the "Petition Date"), PHI and certain of its four subsidiaries (collectively, the "Debtors") each filed a voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Chapter 11 Cases are being jointly administered under the caption "In re PHI, Inc., et al., Case No. 19-30923."
The Debtors are currently operating their businesses and managing their properties as "debtors in possession" in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Certain subsidiaries of PHI (collectively, the "Non-Filing Entities") are not part of the Chapter 11 Cases. The Non-Filing Entities will continue to operate their businesses in the normal course and their results are included in our interim Unaudited Condensed Consolidated Financial Statements.
On April 1, 2019, the Debtors filed with the Bankruptcy Court the Debtors’ Joint Chapter 11 Plan of Reorganization (the “Plan”) and the Disclosure Statement related thereto, the Debtors filed with the Bankruptcy Court the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization and related Disclosure Statement. The Plan is subject to confirmation by the Bankruptcy Court and acceptance by the Debtors’ creditors (as and to the extent required under the Bankruptcy Code). The Plan provides for, among other things, the issuance of shares of new common stock to holders of certain classes of secured and unsecured claims. The Plan contemplates that the Company’s existing equity holders would receive no recovery on account of such equity interests and that the existing voting and non-voting common stock would be cancelled as of the effective date.
The Debtors remain in negotiations with the Company's various stakeholders regarding the terms and conditions of the Plan.
Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/PHI. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.

Significant Bankruptcy Court Actions
Following the Petition Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors' operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date.

Executive Compensation Plans
In connection with the Chapter 11 Cases, the Compensation Committee of the Board of Directors of the Company has adopted on behalf of the Company a Key Employee Incentive Plan (the "KEIP") and a Key Employee Retention Plan ("KERP"), each subject to the approval of the Bankruptcy Court. The KEIP is designed to incentivize seven of the Company's senior executives by providing a total potential cash award pool of approximately $4.2 million at Threshold, $5.6 million at plan and $7.0 million for exceeding plan, and is contingent upon emergence from Chapter 11, achievement of certain financial targets and achievement of certain safety metrics. After certain modifications announced on the record at the hearing on April 29, 2019, the Bankruptcy

Court approved the KEIP, as modified, and subject to the parties agreeing to the final definition of the terms and conditions of the plan. The KERP is designed to enhance retention of up to 61 other non-insider employees and provides a total award pool of approximately $3.5 million cash. The Bankruptcy Court approved the KERP on April 16, 2019.

Financial Reporting in Reorganization
Effective on the Petition Date, the Company began to apply accounting standards applicable to reorganizations, which are applicable to companies under Chapter 11 bankruptcy protection. They require the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish pre-petition liabilities subject to compromise ("LSTC") of the Debtors from pre-petition liabilities that are not subject to compromise, post-petition liabilities, and liabilities of non-Debtor entities in the accompanying Unaudited Condensed Consolidated Balance Sheets. LSTC are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Company has classified the entire amount of the claim as an outstanding liability.
Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in- possession, certain claims against the Debtors in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as debtors in possession. These claims are reflected in the unaudited Condensed Consolidated Balance Sheets at March 31, 2019 as LSTC. Additional LSTC may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets (secured claims) also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay. The Company's secured claims are secured primarily by liens on certain of the Debtors’ receivables, inventory and spare parts and certain of their specified aircraft.

Liabilities Subject to Compromise
As a result of the commencement of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors' business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, and certain critical vendors.
Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as LSTC may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, the determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims, or other events.
See Note 7 - “Liabilities Subject to Compromise” for a specific discussion on balances subject to compromise.

Process for Plan of Reorganization
As noted above, on April 1, 2019, the Debtors filed the Plan, which if confirmed by the Bankruptcy Court, would, among other things, resolve the Debtors’ prepetition obligations and issue equity for the reorganized Company and establish the reorganized Company’s corporate governance subsequent to exit from bankruptcy.
In addition to being voted on by holders of impaired claims, the Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. The Plan will be accepted by a class of holders of claims against the Debtors if at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan. A class of claims or equity interests that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm the Plan even if the Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming the Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims).

Although the Plan provides that the Debtors will emerge from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully confirm and consummate the Plan or any other alternative restructuring transaction, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that the Plan will be implemented successfully. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional fees for the period from March 15, 2019 through March 31, 2019.

3. INVESTMENTS
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
Investments consisted of the following as of March 31, 2019:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$85,412	$—	$—	$85,412
Deferred compensation plan assets included in other assets	856	—	—	856
Total	$86,268	$—	$—	$86,268

Investments consisted of the following as of December 31, 2018:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$26,308	$—	$—	$26,308
Deferred compensation plan assets included in other assets	772	—	—	772
Total	$27,080	$—	$—	$27,080

At March 31, 2019 and December 31, 2018, we classified $19.8 million of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as restricted cash and investments, as they are securing outstanding letters of credit with maturities beyond one year.

4. VALUATION ACCOUNTS
We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $6.1 million at March 31, 2019, and December 31, 2018, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided. The allowance for contractual discounts was $116.5 million and $123.8 million as of March 31, 2019 and December 31, 2018, respectively. The allowance for uncompensated care was $51.6 million and $51.9 million as of March 31, 2019 and December 31, 2018, respectively.
Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $1.9 million and $1.5 million for the quarters ended March 31, 2019 and 2018, respectively. The estimated cost of providing charity services was $0.5 million and $0.4 million for the quarters ended March 31, 2019 and 2018, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.
The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) as of the dates listed below was as follows:

	March 31, 2019	December 31, 2018
Allowance for Contractual Discounts	50%	51%
Allowance for Uncompensated Care	22%	22%
We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $18.4 million and $17.9 million at March 31, 2019 and December 31, 2018, respectively.

5. FAIR VALUE MEASUREMENTS
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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

	March 31, 2019
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$85,412	$85,412	$—
Deferred compensation plan assets	856	856	—
Total	$86,268	$86,268	$—

	December 31, 2018
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$26,308	$26,308	$—
Deferred compensation plan assets	772	772	—
Total	$27,080	$27,080	$—

We hold our short-term investments in an investment fund consisting of high quality money market instruments of governmental and private issuers, which is classified as a short-term investment. Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets. These items are traded with sufficient frequency and volume to provide pricing on an ongoing basis. The fair values of the investments in these funds are based on observable market prices, and therefore, have been categorized in Level 1 in the fair value hierarchy. Level 2 inputs reflect quoted prices for identical assets or liabilities that are not actively traded. These items may not be traded daily; examples include commercial paper, corporate bonds and U.S. government agencies debt. There have been no reclassifications of assets between Level 1 and Level 2 investments during the periods covered by the financial statements included in this report. We hold no Level 2 or Level 3 investments.
Cash, accounts receivable, accounts payable and accrued liabilities, and term loan debt all had fair values approximating their carrying amounts at March 31, 2019 and December 31, 2018. We determine the estimated fair value of our 5.25% Senior Notes due 2019 (the "Senior Notes") using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes due 2019, based on quoted market prices, was $313.2 million and $344.2 million at March 31, 2019 and December 31, 2018, respectively. We provide no assurances, however, that the ultimate recovery of the holders of these notes pursuant to the Chapter 11 Cases will correspond to these fair values as of these prior dates.

6. DEBT
Listed below is information regarding our indebtedness. All indebtedness owed under our Senior Notes as of March 31, 2019 is classified as subject to compromise, and as of December 31, 2018 was classified as short-term debt on our balance sheet. The Thirty-Two, LLC and Blue Torch term loans are classified as long-term debt as of March 31, 2019, except for the amount due within the next twelve months.

	March 31, 2019		December 31, 2018
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
Unsecured	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, matured March 15, 2019	$500,000	$—	$500,000	$260

Secured
Term Loan - Blue Torch Finance, LLC, interest payable quarterly at LIBOR plus 6%, maturing March 13, 2023	70,000	5,609	—	—
Related Party Term Loan - Thirty Two L.L.C., interest payable quarterly at 6%, due September 28, 2020	130,000	656	130,000	765
Total indebtedness	700,000	6,265	630,000	1,025
Less: Current maturities	(875)	—	(500,000)	—
	$699,125	$6,265	$130,000	$1,025
Senior Notes - Subject to the automatic stay of the Bankruptcy Code, our 5.25% Senior Notes (the “Senior Notes”) matured on March 15, 2019. These notes are unconditionally guaranteed on a senior basis by each of PHI, Inc.’s wholly-owned domestic subsidiaries. These notes and related guarantees are the general, unsecured obligations of PHI, Inc. and the guarantors. For more information regarding the impact of our bankruptcy proceedings on the Senior Notes, see Note 2.

Blue Torch Term Loan Agreement - On March 13, 2019, we entered into a Loan Agreement, dated the same date (the “Term Loan Agreement”), by and among the Company, as borrower, certain of our subsidiaries as guarantors party thereto, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent, for a first lien term loan of up to $70 million (the “Term Loan”). Immediately upon entering into the Term Loan Agreement, and prior to the filing of the Chapter 11 Cases, we borrowed $70 million thereunder, the net proceeds of which (after the payment of transaction expenses and fees thereunder) are expected to be used to continue to fund the working capital and liquidity requirements of the Company during the pendency of the Chapter 11 Cases and thereafter. For additional information regarding our Chapter 11 Cases, see Notes 2 and 7 herein and Notes 1 and 19 on our filed 2018 10-K.

The full principal amount of the Term Loan is due March 13, 2023. At our election, borrowings under the Term Loan bear interest at either the LIBOR Rate (as defined in the Term Loan Agreement) plus 6% or the Base Rate (as defined in the Term Loan Agreement) plus 5%. The Term Loan is secured by a first lien on 91 aircraft registered and located in Antarctica, Australia, Canada, and the United States (which are currently deployed primarily in our oil and gas and technical services operations), the related spare parts for such aircraft, and certain other non-working capital assets, as well as a second lien on all working capital assets (second in priority to the liens granted under our below-described term loan agreement, dated as of September 28, 2018, with Thirty Two, L.L.C.). The Term Loan Agreement contains customary pre-payment requirements. In addition, we paid on March 13, 2019 a funding fee, which is subject to forgiveness based on certain future events.

The Term Loan Agreement contains certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and each guarantor’s incurrence of additional indebtedness or liens, mergers, dispositions of assets, investments, restricted payments, modifications to material agreements, sale and leasebacks, transactions with affiliates, fundamental changes, locations of certain aircraft and acquisitions of assets. In addition, the financial covenants under the Term Loan Agreement require us to maintain (a) minimum liquidity of the Company, the guarantors and their respective subsidiaries, as of the last day of any calendar month, of at least $20 million of unrestricted cash and cash equivalents (provided that at least $10 million of such cash and cash equivalents shall, as of any date of determination, be held solely by the Company and the guarantors); (b) a minimum fixed charge coverage ratio, as of the last day of the following test periods, commencing with the first full fiscal quarter following the effective date of the plan of reorganization in the Chapter 11 Cases, of at least (i) 0.0000:1.00 for quarters ending on or prior to March 31, 2020, (ii) 0.1875:1.00 for quarters ending from June 30, 2020 through September 30, 2020, (iii) 0.3750:1.00 for quarters ending from December 31, 2020 through March 31, 2021, (iv) 0.9125:1.00 for quarters ending from June 30, 2021 through September 30, 2021, and (v) 1.2000:1.00 for quarters ending on December 31, 2021 and thereafter; (c) a secured leverage ratio, as of the last day of each of the following test periods, commencing with the first full fiscal quarter ending following the effective date of the plan of reorganization in the Chapter 11 Cases (as defined below), of no greater than (i) 4.50:1.00 on or prior to September 30, 2020, (ii) 4.25:1.00 from December 31, 2020 through September 30, 2021, (iii) 4.00:1.00 from December 31, 2021 through December 30, 2022 and (iv) 3.75:1.00 on December 31, 2022 and thereafter; and (d) a total appraisal ratio of the aircraft collateral (less dispositions permitted under the Term Loan Agreement) to borrowings outstanding under the Term Loan, as of the last day of any calendar month, of at least 4.00:1.00. The Term Loan Agreement also contains customary affirmative covenants and customary representations and warranties. As of the date of these financial statements, we are in compliance with these covenants.

The Term Loan Agreement specifies certain customary events of default, including, among others, failure to pay principal or interest on the Term Loan when due, the breach of representations or warranties in any material respect, non-performance of other covenants and obligations, judgments in excess of $2.5 million, the occurrence of certain ERISA events resulting in liability in excess of $2.5 million, impairments of more than $2.5 million of the collateral securing the Term Loan, and certain change of control events. The filings of the Chapter 11 Cases neither constituted an event of default nor accelerated payment of the Company’s indebtedness under the Term Loan Agreement.

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
Contemporaneously with borrowing $130.0 million under the term loan, we applied approximately $122.7 million of the loan proceeds to repay principal and accrued interest under our senior secured revolving credit facility, which was terminated in connection with such repayment, and applied the remainder of the proceeds to cash to collateralize certain outstanding letters of credit.
Obligations under the term loan are guaranteed by PHI Air Medical, L.L.C. and PHI Tech Services, Inc., both of which are wholly-owned by us. Our obligations and the guarantors’ obligations are secured by all of their respective inventory, spare parts and accounts receivable located in the U.S.
The related party term loan agreement contains customary restrictive covenants that, subject to certain exceptions and limitations, limit or restrict our ability to, among other things, (i) purchase, retire or redeem any shares of our capital stock; (ii) incur indebtedness; (iii) mortgage or encumber our assets; (iv) make loans to, or guarantee the indebtedness of, any individual or entity; (v) effect a change of control of PHI; (vi) consolidate with or merge into any other corporation, or permit any other corporation to merge into us; (vii) sell or lease all or substantially all of our assets; or (viii) acquire all or a substantial part of the assets or capital stock of another entity. The term loan agreement contains no financial covenants. The term loan agreement contains customary representations and warranties, affirmative covenants and events of default.
Letter of Credit - At March 31, 2019, we had $19.8 million of outstanding letters of credit secured by a like amount of restricted cash, $12.2 million of which secured certain domestic operations or insurance policies and $7.6 million of which guaranteed our performance under an international contract. At December 31, 2018, we had $19.8 million of outstanding letters of credit issued for the same purposes.
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

Acceleration of Certain Debt Obligations - The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under the indenture governing our 5.25% Senior Notes due 2019 and our term loan agreement with Thirty Two, L.L.C. Any efforts to enforce payment of such financial obligations under such instruments and agreements are automatically stayed as a result of the Chapter 11 Cases and the holders’ rights of enforcement in respect of such financial obligations are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

7. LIABILITIES SUBJECT TO COMPROMISE
As a result of the filing of the Chapter 11 Cases on March 14, 2019, we have classified unsecured pre-petition liabilities that are expected to be impaired pursuant to the Plan as liabilities subject to compromise in our Condensed Consolidated Balance Sheet at March 31, 2019. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. If there was uncertainty at the time of determination about whether a secured claim was under-secured or would be impaired under the Plan, we reflected the entire amount of the claim as an outstanding liability. The amounts classified at March 31, 2019 as liabilities subject to compromise represent the Company’s estimate as of the filing date of this report of claims as of March 31, 2019 expected to be allowed under the Plan.
The Company’s obligations under the Senior Notes have been affected by the bankruptcy filing. As such, the outstanding balance of these Senior Notes and related accrued pre-petition interest have been classified as liabilities subject to compromise in the condensed consolidated balance sheet as of March 31, 2019.
Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities have been stayed during the pendency of the Chapter 11 Cases. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the Company to pay prepetition employee wages and benefits without interruption, maintain its insurance programs, utilize its current cash management system, and pay undisputed prepetition obligations owed to its vendors and trade creditors in the ordinary course of business. As a result of this approval, the Company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the Condensed Consolidated Balance Sheet as of March 31, 2019. With respect to pre-petition claims, the Company notified all known claimants of the deadline to file a proof of claim with the Court.
The Company has been paying and intends to continue to pay post-petition claims in the ordinary course of business.
The following table reflects pre-petition liabilities that are subject to compromise included in our Condensed Consolidated Balance Sheet as of March 31, 2019. See Note 6 - “Debt” for further information on our Senior Notes and related balances subject to compromise:

March 31, 2019
(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, matured March 15, 2019	$500,000
Accrued interest payable	13,125
Total liabilities subject to compromise	$513,125

8. EARNINGS PER SHARE
The components of basic and diluted earnings per share for the quarter and three months ended March 31, 2019 and 2018 are as follows:

	Quarter Ended March 31,
	2019	2018
	(Thousands of shares)
Weighted average outstanding shares of common stock, basic	15,825	15,806
Dilutive effect of unvested restricted stock units	—	—
Weighted average outstanding shares of common stock, diluted (1)	15,825	15,806

(1)
For the quarters ended March 31, 2019 and 2018, 1,343,753 and 490,843 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively, as they were anti-dilutive to earnings per share.

9. STOCK-BASED COMPENSATION
We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the quarters ended March 31, 2019 and 2018.

	Quarter Ended March 31,
	2019	2018
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$840	$642
Performance-based restricted stock units	475	677
Total stock-based compensation expense	$1,315	$1,319
During the quarter ended March 31, 2019, no time-based restricted units or performance units were awarded to managerial employees.

On February 20, 2019, the PHI Compensation Committee approved the vesting of the 2017 performance RSUs based on the Company’s financial results exceeding the pre-determined business performance metrics set in 2017 for the two year performance period (January 1, 2017 - December 31, 2018). The PHI Compensation Committee decided to settle these vested RSU awards in cash based upon the closing market price on February 20, 2019, the date of the committee's certification that the performance metrics were met ($2.21 per share). The total amount of cash paid was $0.8 million. On February 20, 2019, the Compensation Committee certified that the performance metrics for performance-based restricted stock units granted in 2016 had not been met, which resulted in the forfeiture of 667,238 of such RSUs.
10. ASSET DISPOSALS
There were no sales or disposals of aircraft during the first quarter of 2019. We had an immaterial amount of non-aircraft disposals during the first quarter of 2019.
During the first quarter of 2018, we disposed of one light aircraft previously utilized in the Air Medical segment and donated to a charitable organization one aircraft previously used in our Oil and Gas segment. These aircraft no longer met our strategic needs. Cash proceeds from the sale totaled $0.8 million, resulting in a $0.9 million loss on the disposal of these assets.
11. COMMITMENTS AND CONTINGENCIES
Commitments – We currently have no aircraft purchase commitments.
Environmental Matters – We have recorded an estimated liability of $0.15 million as of March 31, 2019 for environmental response costs. Previously, we conducted environmental surveys of our former Lafayette Facility located at the Lafayette Regional Airport, which we vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality ("LDEQ") and the Louisiana Department of Natural Resources ("LDNR"). Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively. Since that time, we have performed groundwater sampling of the required groundwater monitor well installations at both parcels and submitted these sampling reports to the LDEQ. Pursuant to an agreement with the LDEQ, we provided groundwater sample results semi-annually to the LDEQ for both parcels from 2005 to 2015. The LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015. Based on our working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, we believe that ultimate remediation costs for the subject parcels will not be material to our consolidated financial position, operations or cash flows.
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
Notwithstanding the foregoing, any litigation pending against us or any of the Debtors as of the Petition Date and any claims that could be asserted against us or an of the Debtors that arose prior to the Petition Date are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to the section 362(2) of the Bankruptcy Code, subject to certain statutory exceptions. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.

12. REVENUE RECOGNITION
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
In general, under ASC 606, we recognize revenue when a service or good is sold to a customer and a contract exists. At contract inception, we assess the goods and services promised in our contracts with customers and identify all performance obligations for each distinct promise that transfers a good or service (or bundle of goods or services) to the customer. To identify the performance obligations, we consider all goods or services promised in the contract, whether explicitly stated or implied based on customary business practices. Revenue is recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price has been determined and allocated to the performed performance obligations and we have determined that collection has occurred or is probable of occurring.
Taxes billed to and collected from customers and remitted to governmental authorities are reported as revenue on a net basis in our financial statements. Thus, we exclude taxes billed to the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
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
Oil & Gas Performance Obligations - A performance obligation arises under contracts with customers to render services and is the unit of account under ASC 606.  Operating revenue from our Oil and Gas segment is derived mainly from fixed-term contracts with our customers, a substantial portion of which are competitively bid. A small portion of our Oil and Gas segment revenue is derived from providing services on an "ad-hoc" basis. Our fixed-term contracts typically have original terms of one to seven years (subject to provisions permitting early termination on relatively short notice by the customers). We account for services rendered separately if they are distinct and the services are separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Within this contract type for helicopter services, we determined that each contract has a single distinct performance obligation. These services include a fixed monthly rate for a particular model of aircraft, and flight hour services, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. We also provide services to clients on an “ad hoc” basis, which usually entails a shorter contract notice period and duration. The charges for ad hoc services are based on an hourly rate or a daily or monthly fixed fee plus additional fees for each hour flown. The nature of our variable charges within our flight services contracts are not effective until a customer-initiated flight order and the actual hours flown are determined; therefore, the associated flight revenue generally cannot be reasonably and reliably estimated before hand. A contract’s standalone selling prices are determined based upon the prices that we charge for our services rendered.  The majority of our revenue is recognized as performance obligations satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less.  We typically invoice customers on a monthly basis with the term between invoicing and when the payment is due typically being between 30 and 60 days.
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

We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, private insurance, and self-pay. Changes in payor mix, reimbursement rates and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. In our Air Medical Segment, the allowance for contractual discounts against outstanding accounts receivable was $116.5 million, and $123.8 million as of March 31, 2019, and December 31, 2018, respectively, and the allowance for uncompensated care against outstanding accounts receivable was $51.6 million, and $51.9 million as of March 31, 2019 and December 31, 2018, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $1.9 million, and $1.5 million for the quarter ended on March 31, 2019 and 2018, respectively. The estimated cost of providing charity services was $0.5 million, and $0.4 million for the quarter ended March 31, 2019, and 2018, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical independent provider model’s total expenses divided by gross patient service revenue.

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

As of March 31, 2019 and December 31, 2018, net receivables related to our (i) Oil and Gas segment were $75.8 million and $74.1 million, (ii) Air Medical segment were $90.4 million and $90.2 million and (iii) Technical Services segment were $3.1 million and $4.1 million, respectively.

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

Our Technical Services segment - provides helicopter flight services and helicopter repair and overhaul services for existing flight operations customers that own their own aircraft. Under this segment, we periodically provide certain services to governmental customers, including our agreement to operate six aircraft for the National Science Foundation in Antarctica. Under this segment, we also offer certain software as a service to our Oil and Gas customers. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration we expect to be entitled to in exchange for services rendered.   For these helicopter services, we determined that each has a single distinct performance obligation.
The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	For the Quarter Ended March 31,
	2019	2018
Service Revenue
Oil & Gas	$84,946	$95,640
Air Medical	56,646	56,988
Technical Services	10,298	7,742
Total Services	$151,890	$160,370

Air Medical Revenue
Traditional provider model	$11,018	$11,106
Independent provider model	45,628	45,882
Total Air Medicals Revenues	$56,646	$56,988

13. LEASES
The Company adopted ASU 2016-02 standard on a prospective basis on January 1, 2019 and used the effective date as the date of initial application.  Therefore, prior period financial information has not been adjusted and continues to be reflected in accordance with the Company’s historical accounting policy.  The standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The Company elected to adopt the "package of practical expedients" under ASU No. 2018-11, which allows the Company to carry forward its historical assessments of whether existing agreements contain a lease, classification of existing lease agreements, and treatment of initial direct lease costs. The Company also elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation and accounts for non-lease and lease components as a single lease component for all asset classes.

The adoption of ASU 2016-02 had the effects specified in Note 1.

Accounting Policy for Leases
The Company determines if an arrangement is a lease at inception.  All of the Company’s leases are operating leases and are included in ROU assets, accounts payable and operating lease liabilities in the Company's Condensed Consolidated Balance Sheet at March 31, 2019.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The Company’s lease terms may include options to extend or terminate the lease. The lease term includes options to extend when we are reasonably certain to exercise the option. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Overview
We lease certain aircraft, facilities, and equipment used in our operations. The related lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and certain real estate leases also include renewal options. We generally pay all insurance, taxes, and maintenance expenses associated with these leases, and these costs are not included in the lease liability and are recognized in the period in which they are incurred.

Total operating lease expense was $10.5 million and $11.8 million for the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2019, a portion of the total operating lease expense relating to short-term leases was $1.5 million.

Operating leases at March 31, 2019 were as follows (in thousands):

March 31, 2019
(Thousands of dollars)
Operating lease right-of-use-assets	$144,198

Current portion of operating lease liabilities	26,544
Operating lease liabilities	118,436
Total operating lease liabilities	$144,980

Cash paid for operating leases	10,535
ROU assets obtained in exchange for lease obligations	645

Weighted average remaining lease term	5 years
Weighted average discount rate	8.25%

Maturities of operating lease liabilities at March 31, 2019 are as follows (in thousands):

Operating
Three Months Ending March 31,	Leases
Thousands of dollars
Remainder of 2019	$28,457
2020	35,020
2021	34,243
2022	32,272
2023	22,003
Thereafter	33,525
Total lease payments	185,520
Less imputed interest	(40,540)
Total	$144,980

As of December 31, 2018, future total rentals on our non-cancellable operating leases were $160 million in the aggregate, which consisted of the following: $36 million in 2019; $33 million in 2020; $31 million in 2021; $29 million in 2022; $20 million in 2023; and $11 million thereafter.

We are currently in the process of renegotiating certain of our leases in connection with the Chapter 11 Cases. These negotiations, if successfully completed, will likely impact our obligation under our outstanding leases.

14. SEGMENT INFORMATION
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
Oil and Gas Segment - Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico and a number of foreign countries. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 35 or more years, and ENI Petroleum, with whom we have worked for more than 20 years. At March 31, 2019, we had available for use 122 aircraft in this segment.

Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination upon relatively short notice by the customers), with payment in U.S. dollars. For the quarters ended March 31, 2019 and 2018, respectively, approximately 56% and 59% of our total operating revenues were generated by our Oil and Gas segment, with approximately 86% and 88% of these revenues from fixed-term customer contracts. The remaining 14% and 12% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.
Air Medical Segment - The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S. As of March 31, 2019, our Air Medical segment operated approximately 110 aircraft in 18 states at 80 separate locations.

Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded or renewed through competitive bidding. For the quarters ended March 31, 2019 and 2018, approximately 37% and 36% of our total operating revenues were generated by our Air Medical segment.

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
Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows for the periods listed below:

	Quarter Ended March 31,
	2019	2018
Provision for contractual discounts	67%	69%
Provision for uncompensated care	11%	6%

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

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows for the periods listed below:

	Quarter Ended March 31,
	2019	2018
Insurance	68%	71%
Medicare	23%	20%
Medicaid	7%	9%
Self-Pay	2%	—%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time. Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty. Those contracts generated approximately 18% and 18% of the segment’s revenues for the quarters ended March 31, 2019 and 2018, respectively.
We also derive a small portion of the segment’s revenues from providing services under our patient navigation business.
Technical Services Segment - Our Technical Services segment provides helicopter flight services and helicopter repair and overhaul services for existing flight operations customers that own their aircraft. Costs associated with these services are primarily labor, and customers are generally billed at a percentage above our service costs. In the past, we also have periodically provided flight services to governmental customers under this segment, including operating six aircraft for the National Science Foundation in Antarctica, under a contract that lapsed on April 30, 2019. Also included in this segment are our proprietary Helipass operations, which provide software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.
For each of the quarters ended March 31, 2019 and 2018, approximately 7% of our total operating revenues were generated by our Technical Services segment.

Summarized financial information concerning our reportable operating segments for the quarters ended March 31, 2019 and 2018 is as follows:

	Quarter Ended March 31,
	2019	2018
	(Thousands of dollars)
Segment operating revenues
Oil and Gas	$84,946	$95,640
Air Medical	56,646	56,988
Technical Services	10,298	7,742
Total operating revenues, net	151,890	160,370
Segment direct expenses (1) (2)
Oil and Gas (1)	89,968	96,507
Air Medical	57,081	53,832
Technical Services	8,464	5,887
Total direct expenses	155,513	156,226
Segment selling, general and administrative expenses
Oil and Gas	4,761	4,921
Air Medical	3,292	3,167
Technical Services	148	370
Total segment selling, general and administrative expenses	8,201	8,458
Total segment direct and selling, general and administrative expenses	163,714	164,684
Net segment (loss) profit
Oil and Gas	(9,783)	(5,788)
Air Medical	(3,727)	(11)
Technical Services	1,686	1,485
Total net segment profit	(11,824)	(4,314)

Other, net (3)	(91)	(1,961)
Unallocated selling, general and administrative costs (1) (4)	(18,268)	(7,001)
Interest expense	(8,166)	(8,197)
(Loss) earnings before income taxes	$(38,349)	$(21,473)
===========

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended March 31,
	2019	2018
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$11,278	$11,783
Air Medical	5,286	5,624
Technical Services	71	145
Total	$16,635	$17,552
Unallocated SG&A	$1,809	$1,915

(2)	Includes equity in (earnings) of unconsolidated affiliates, net.

(3)	Consists of (gains) losses on disposition of property and equipment and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

15. INVESTMENT IN VARIABLE INTEREST ENTITY
We account for our investment in PHI Century Limited ("PHIC") as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. As of March 31, 2019, we had a 49% investment in the common stock of PHIC, a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended March 31, 2019, we recorded gain in equity of this unconsolidated affiliate of $1.4 million compared to loss in equity of less than $0.1 million for the quarter ended March 31, 2018 relative to our 49% equity ownership. We had $4.1 million and $4.8 million of trade receivables from PHIC as of March 31, 2019 and December 31, 2018, respectively. In 2018 we loaned PHIC $0.4 million for operating purposes. This loan balance is included in Accounts receivable - other on our Condensed Consolidated Balance Sheets at March 31, 2019. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $1.9 million at March 31, 2019 and $0.5 million at December 31, 2018.

16. OTHER COMPREHENSIVE INCOME
Amounts reclassified from Accumulated other comprehensive income are not material and, therefore, not presented separately in the Condensed Consolidated Statements of Comprehensive Income.

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
As discussed further in Note 6, on March 17, 2014, PHI, Inc. issued $500.0 million aggregate principal amount of 5.25% Senior Notes due 2019 that are fully and unconditionally guaranteed on a joint and several, senior basis by all of PHI, Inc.’s domestic subsidiaries. PHI, Inc. directly or indirectly owns 100% of all of its domestic subsidiaries.

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

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$1,335	$1,584	$12,965	$—	$15,884
Short-term investments	73,336	—	—	—	73,336
Accounts receivable – net	61,431	94,491	27,647	(4,756)	178,813
Intercompany receivable	—	98,314	22,560	(120,874)	—
Inventories of spare parts – net	39,525	10,438	3,025	—	52,988
Prepaid expenses	9,605	2,881	1,458	—	13,944
Income taxes receivable	385	557	—	—	942
Total current assets	185,617	208,265	67,655	(125,630)	335,907

Investment in subsidiaries	470,310	—	—	(470,310)	—
Property and equipment – net	567,578	289,267	39,591	—	896,436
Right of use assets	122,365	12,130	9,703		144,198
Restricted cash and investments	19,789	—	—	—	19,789
Other assets	17,207	1,150	624	—	18,981
Deferred income tax	—	—	4,521	—	4,521
Total assets	$1,382,866	$510,812	$122,094	$(595,940)	$1,419,832

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,793	$6,065	$5,752	$(4,756)	$38,854
Accrued and other current liabilities	14,000	12,183	5,900	—	32,083
Current portion of operating lease liabilities	21,043	3,406	2,095	—	26,544
Intercompany payable	64,894	13,452	42,528	(120,874)	—
Total current liabilities	131,730	35,106	56,275	(125,630)	97,481

Long-term debt	192,860	—	—	—	192,860
Deferred income taxes and other long-term liabilities	475	57,787	160	—	58,422
Long-term operating lease liabilities	102,033	8,809	7,594	—	118,436
Liabilities subject to compromise	513,125	—	—	—	513,125

Shareholders’ Equity:
Common stock and paid-in capital	316,400	77,951	132,297	(210,248)	316,400
Accumulated other comprehensive loss	(3)	—	(3,135)	—	(3,138)
Retained earnings	126,246	331,159	(71,097)	(260,062)	126,246
Total shareholders’ equity	442,643	409,110	58,065	(470,310)	439,508
Total liabilities and shareholders’ equity	$1,382,866	$510,812	$122,094	$(595,940)	$1,419,832

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(Thousands of dollars)

	December 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$39,091	$1,259	$10,524	$—	$50,874
Short-term investments	14,232	—	—	—	14,232
Accounts receivable – net	64,416	93,060	28,812	(3,823)	182,465
Intercompany receivable	—	91,468	—	(91,468)	—
Inventories of spare parts – net	43,933	9,577	3,188	—	56,698
Prepaid expenses	7,295	2,520	1,604	—	11,419
Income taxes receivable	394	556	—	—	950
Total current assets	169,361	198,440	44,128	(95,291)	316,638

Investment in subsidiaries and others	471,790	—	—	(471,790)	—
Property and equipment – net	576,763	287,375	38,347	—	902,485
Restricted investments	19,781	—	—	—	19,781
Other assets	17,179	1,199	—	—	18,378
Deferred income tax	—	—	4,944	—	4,944
Goodwill	—	—	—	—	—
Intangible assets	—	—	—	—	—
Total assets	$1,254,874	$487,014	$87,419	$(567,081)	$1,262,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Senior Notes issued March 17, 2014	$499,740	$—	$—	$—	$499,740
Accounts payable	44,089	4,587	5,452	(3,839)	50,289
Accrued and other current liabilities	25,158	12,335	7,799	—	45,292
Intercompany payable	74,336	—	17,116	(91,452)	—
Total current liabilities	643,323	16,922	30,367	(95,291)	595,321

Long-term debt	129,235	—	—	—	129,235
Deferred income taxes and other long-term liabilities	4,934	58,752	551	—	64,237
Shareholders’ Equity:
Common stock and paid-in capital	315,898	77,951	132,650	(210,601)	315,898
Accumulated other comprehensive loss	(3)	—	(3,949)	—	(3,952)
Retained earnings	161,487	333,389	(72,200)	(261,189)	161,487
Total shareholders’ equity	477,382	411,340	56,501	(471,790)	473,433
Total liabilities and shareholders’ equity	$1,254,874	$487,014	$87,419	$(567,081)	$1,262,226

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended March 31, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$74,032	$59,302	$24,339	$(5,783)	$151,890
Expenses:
Direct expenses	84,502	59,026	19,129	(5,783)	156,874
Selling, general and administrative expenses	18,050	3,437	3,386	(4)	24,869
Total operating expenses	102,552	62,463	22,515	(5,787)	181,743
Loss on disposal of assets, net	51	—	—	—	51
Equity in income of unconsolidated affiliates, net	(1,361)	—	—	—	(1,361)
Operating (loss) income	(27,210)	(3,161)	1,824	4	(28,543)
Equity in net income of consolidated subsidiaries	1,127	—	—	(1,127)	—
Interest expense	8,162	4	—	—	8,166
Reorganization items, net	1,600	—	—	—	1,600
Other income, net	(188)	—	224	4	40
	10,701	4	224	(1,123)	9,806
(Loss) earnings before income taxes	(37,911)	(3,165)	1,600	1,127	(38,349)
Income tax (benefit) expense	(2,670)	(935)	497	—	(3,108)
Net (loss) earnings	$(35,241)	$(2,230)	$1,103	$1,127	$(35,241)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Thousands of dollars)

	For the Quarter Ended March 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$78,092	$58,709	$49,502	$(25,933)	$160,370
Expenses:
Direct expenses	83,997	55,364	42,779	(25,914)	156,226
Selling, general and administrative expenses	8,747	3,167	3,549	(4)	15,459
Total operating expenses	92,744	58,531	46,328	(25,918)	171,685
Loss (gain) on disposal of assets, net	879	—	—	—	879
Equity in (income) loss of consolidated affiliate	37	—	—	—	37
Operating (loss) income	(15,568)	178	3,174	(15)	(12,231)
Equity in net income of consolidated subsidiaries	(2,099)	—	—	2,099	—
Interest expense	8,195	1	543	(542)	8,197
Other income, net	305	—	213	527	1,045
	6,401	1	756	2,084	9,242
(Loss) earnings before income taxes	(21,969)	177	2,418	(2,099)	(21,473)
Income tax (benefit) expense	(4,986)	—	496	—	(4,490)
Net (loss) earnings	$(16,983)	$177	$1,922	$(2,099)	$(16,983)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended March 31, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(35,241)	$(2,230)	$1,103	$1,127	$(35,241)
Unrealized gain on short-term investments	—	—	—	—	—
Currency translation adjustments	—	—	806	—	806
Tax effect of the above-listed adjustments	—	—	8	—	8
Total comprehensive (loss) income	$(35,241)	$(2,230)	$1,917	$1,127	$(34,427)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of dollars)

	For the Quarter Ended March 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(16,983)	$177	$1,922	$(2,099)	$(16,983)
Unrealized gain on short-term investments	471	—	—	—	471
Currency translation adjustments	—	—	467		467
Changes in pension plan asset and benefit obligations	(9)	—	—	—	(9)
Tax effect of the above-listed adjustments	(185)	—	—	—	(185)
Total comprehensive (loss) income	$(16,706)	$177	$2,389	$(2,099)	$(16,239)

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	For the Quarter Ended March 31, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$(32,855)	$(869)	$825	$—	$(32,899)
Investing activities:
Purchase of property and equipment	(6,575)	—	(372)	—	(6,947)
Proceeds from asset dispositions	12	—	—	—	12
Purchase of short-term investments	(139,616)	—	—	—	(139,616)
Proceeds from sale of short-term investments	80,512	—	—	—	80,512
Refund of deposit on aircraft	503	—	—	—	503
Net cash used in investing activities	(65,164)	—	(372)	—	(65,536)
Financing activities:
Debt issuance costs	(5,668)	—	—	—	(5,668)
Proceeds from Term Loan	70,000				70,000
Due to/from affiliate, net	(4,046)	1,194	2,852	—	—
Net cash provided by financing activities	60,286	1,194	2,852	—	64,332
Effect of exchange rate changes on cash	—	—	(864)	—	(864)
Increase (decrease) in cash, cash equivalents and restricted cash	(37,733)	325	2,441	—	(34,967)
Cash, cash equivalents and restricted cash at the beginning of period	46,781	1,259	10,524	—	58,564
Cash, cash equivalents and restricted cash at end of period	$9,048	$1,584	$12,965	$—	$23,597

PHI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	For the Quarter Ended March 31, 2018
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(9,764)	$6,141	$2,191	$—	$(1,432)
Investing activities:
Purchase of property and equipment	(5,459)	—	(1,206)	—	(6,665)
Proceeds from asset dispositions	842	—	—	—	842
Purchase of short-term investments	(134,319)	—		—	(134,319)
Proceeds from sale of short-term investments	136,259	—		—	136,259
Payments of deposits on aircraft	(274)	—		—	(274)
Net cash provided by investing activities	(2,951)	—	(1,206)	—	(4,157)
Financing activities:
Proceeds from line of credit	33,750	—	—	—	33,750
Payments on line of credit	(29,500)	—	—	—	(29,500)
Due to/from affiliate, net	8,472	(6,234)	(2,238)	—	—
Net cash provided by (used in) financing activities	12,722	(6,234)	(2,238)	—	4,250
Increase (decreased) in cash	7	(93)	(1,253)	—	(1,339)
Cash, beginning of period	47	1,072	7,651	—	8,770
Cash, end of period	$54	$979	$6,398	$—	$7,431

18. DEBTOR IN POSSESSION FINANCIAL INFORMATION
The financial statements below represent the condensed financial statements of the Debtors. The Debtors include PHI, Inc., PHI Air Medical, LLC, PHI Tech Services, Inc., PHI Helipass, LLC, and AM Equity Holdings, LLC. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the non–debtor subsidiaries have not been eliminated in the Debtors’ financial statements.

PHI, INC. AND DEBTOR'S
CONDENSED COMBINED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

March 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,781
Short-term investments	73,336
Accounts receivable – net
Trade	145,914
Other	5,229
Inventories of spare parts – net	49,963
Prepaid expenses	12,487
Income taxes receivable	942
Total current assets	290,652
Property and equipment – net	856,827
Right of use assets	133,722
Restricted cash and investments	19,789
Other assets	149,142
Total assets	$1,450,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,766
Accrued and other current liabilities	44,903
Current portion of operating lease liabilities	4,750
Current maturities of long term debt	875
Total current liabilities	84,294
Long-term debt:
Term loan issued March 13, 2019, net of debt issuance costs of $5,609	63,516
Related party term loan issued September 28, 2018, net of debt issuance costs of $656	129,344
Deferred income taxes	54,938
Other long-term liabilities	3,324
Long-term operating lease liabilities	109,232
Total liabilities not subject to compromise	360,354
Liabilities subject to compromise	513,125
Total liabilities	957,773

Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,919,681 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,290
Additional paid-in capital	313,304
Accumulated other comprehensive income (loss)	(3)
Retained earnings	177,477
Total shareholders’ equity	492,359
Total liabilities and shareholders’ equity	$1,450,132

PHI, INC. AND DEBTOR'S
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Thousands of dollars)
(Unaudited)

Quarter Ended March 31,
2019
Operating revenues, net	$126,662
Expenses:
Direct expenses	137,049
Selling, general and administrative expenses	21,482
Total operating expenses	158,531
Loss on disposal of assets	51
Equity in (income) loss of unconsolidated affiliates, net	(1,361)
Operating (loss) income	(30,559)
Interest expense	8,166
Reorganization items, net	1,600
Other income – net	(184)
9,582
Loss before income taxes	(40,141)
Income tax benefit	(3,605)
Net loss	$(36,536)

PHI, INC. AND DEBTOR'S
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

Quarter Ended March 31,
2019
Operating activities:
Net loss	(36,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,739
Deferred income taxes	(3,689)
Loss (gain) on asset dispositions	51
Equity in (income) loss of unconsolidated affiliate, net	(1,361)
Inventory valuation reserves	586
Changes in operating assets and liabilities	(10,378)
Net cash used in operating activities	(36,588)
Investing activities:
Purchase of property and equipment	(6,526)
Proceeds from asset dispositions	12
Purchase of short-term investments	(139,616)
Proceeds from sale of short-term investments	80,512
Refund of Deposit on Aircraft	503
Net cash used in investing activities	(65,115)
Financing activities:
Debt issuance cost	(5,668)
Proceeds from Term Loan	70,000
Net cash provided by financing activities	64,332
Decrease in cash, cash equivalents and restricted cash	(37,371)
Cash, cash equivalents and restricted cash at the beginning of period	47,865
Cash, cash equivalents and restricted cash end of period	$10,494

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and the notes thereto (the “Notes”) and (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, including the audited consolidated financial statements and notes thereto, management’s discussion and analysis, and the risk factor disclosures contained therein.
Overview

As described further in Note 14, we are primarily a provider of helicopter transport services and derive most of our revenue from providing these services to the energy and medical industries. Our consolidated results of operations are principally driven by the following factors:

•
We expect the pending Chapter 11 Cases will impact our business. Certain of our customers have advised us that they will not enter into additional contracts with us during the Chapter 11 Cases. We also are expending substantial amounts of cash on professional fees relating to the reorganization process. For information on additional impacts of the Chapter 11 Cases, see (i) the balance of this Item 2, (ii) Note 2 and (iii) Item 1 of Part II of this report.

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

•
Patient transports and flight volume in our Air Medical segment. In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather. The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs. Independent provider programs generated approximately 80%, 80%, 81% and 74% of our Air Medical segment revenues for the three months ended March 31, 2019, and the years ended December 31, 2018, 2017 and 2016, respectively, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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

As noted above, the performance of our oil and gas operations is largely dependent upon the level of offshore oil and gas activities, which in turn is based largely on volatile commodity prices. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Since mid-2014, prevailing oil prices have been substantially lower than prices for several years before then. Consequently, several of our oil and gas customers curtailed their exploration or production levels, lowered their capital expenditures, reduced their staffs or requested arrangements with vendors designed to reduce their operating costs, including flight sharing arrangements and alternative platform staffing rotations. These changes created overcapacity in the offshore flight services industry and negatively impacted our oil and gas operations since the first quarter of 2015. Over the course of the downturn, several of our offshore customers have requested reductions in the volume or pricing of our flight services or have re-bid existing contracts, all of which has further reduced our aircraft utilization rates and intensified pricing pressures. Although various experts believe the negative consequences of the market downturn have crested, we cannot assure you of this. For information on the adverse impact of this market downturn on our liquidity, see “- Liquidity and Capital Resources" below.

Voluntary Reorganization under Chapter 11
On March 14, 2019, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. The Chapter 11 Cases are being jointly administered under the caption "In re PHI, Inc., et al., Case No. 19-30923." Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://restructuring.primeclerk.com/PHI. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document. The Debtors are authorized to continue to operate their businesses and manage their properties as "debtors in possession" under the jurisdiction of the Bankruptcy Code and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Certain subsidiaries of PHI (collectively, the "Non-Filing Entities") were not part of the Chapter 11 Cases. The Non-Filing Entities will continue to operate their businesses in the normal course and their results are included in our interim Unaudited Condensed Consolidated Financial Statements.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Commencement Date. Accordingly, except with respect to certain payments required to be made as adequate protection under the Bankruptcy Code and applicable Bankruptcy Court orders, any efforts to enforce payment obligations under the Company's pre-petition debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code.

For the duration of the Chapter 11 Cases, the Company's operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company's assets, liabilities, officers and directors could be significantly different following the outcome of the Chapter 11 Cases. The description of the Company's operations, properties, liquidity, capital resources, capital structure, ownership or governance included in this or other of our periodic reports or in the Plan may not accurately reflect its operations, properties, liquidity, capital resources, capital structure, ownership or governance following resolution of the Chapter 11 Cases.

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that PHI will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the Blue Torch Finance, LLC term loan described in Note 6 of the Notes to Condensed Consolidated Financial Statements and discussed further below under "Liquidity", and our ability to successfully implement, subject to the Bankruptcy Court's approval, a restructuring plan, among other factors. We have significant indebtedness. Our level of indebtedness has adversely impacted and continues to adversely impact our financial condition. As a result, our financial condition and the risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern.

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions of our term loan financing (see Note 6 of Notes to Condensed Consolidated Financial Statements) and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying Unaudited Condensed Consolidated Financial Statements. Any such actions occurring during the Chapter 11 Cases confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in PHIs' interim Unaudited Condensed Consolidated Financial Statements.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock may receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of our stakeholders, including our equity holders, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests.

Results of Operations
The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarters ended March 31, 2019 and 2018.

	Quarter Ended March 31,		Favorable (Unfavorable)
	2019	2018
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$84,946	$95,640	$(10,694)
Air Medical	56,646	56,988	(342)
Technical Services	10,298	7,742	2,556
Total operating revenues, net	151,890	160,370	(8,480)
Segment direct expenses
Oil and Gas (1)	89,968	96,507	6,539
Air Medical	57,081	53,832	(3,249)
Technical Services	8,464	5,887	(2,577)
Total direct expenses	155,513	156,226	713
Segment selling, general and administrative expenses
Oil and Gas	4,761	4,921	160
Air Medical	3,292	3,167	(125)
Technical Services	148	370	222
Total segment selling, general and administrative expenses	8,201	8,458	257
Total segment direct and selling, general and administrative expenses	163,714	164,684	970
Net segment (loss) profit
Oil and Gas	(9,783)	(5,788)	(3,995)
Air Medical	(3,727)	(11)	(3,716)
Technical Services	1,686	1,485	201
Total net segment profit (2)	(11,824)	(4,314)	(7,510)

Other, net (3)	(91)	(1,961)	1,870
Unallocated selling, general and administrative costs (4)	(18,268)	(7,001)	(11,267)
Interest expense	(8,166)	(8,197)	31
(Loss) earnings before income taxes	(38,349)	(21,473)	(16,876)
Income tax benefit	(3,108)	(4,490)	(1,382)
Net loss	$(35,241)	$(16,983)	$(18,258)

Flight hours:
Oil and Gas	15,630	20,889	(5,259)
Air Medical (5)	8,588	8,831	(243)
Technical Services	381	441	(60)
Total	24,599	30,161	(5,562)

Air Medical Transports (6)	4,499	4,399	100

(1)	Includes Equity in gain/loss of unconsolidated affiliate.

(2)
Total net segment profit has not been prepared in accordance with GAAP. Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Quarter Ended March 31,
	2019	2018
Total net segment profit	$(11,824)	$(4,314)
Other, net	(91)	(1,961)
Unallocated selling, general and administrative costs	(18,268)	(7,001)
Interest expense	(8,166)	(8,197)
(Loss) before income taxes	$(38,349)	$(21,473)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.

(4)	Represents corporate overhead expenses not allocable to segments.

(5)	Flight hours include 1,890 flight hours associated with traditional provider contracts during the first quarter of 2019, compared to 2,222 flight hours in the prior year quarter.

(6)	Represents individual patient transports for the period.

Quarter Ended March 31, 2019 compared with Quarter Ended March 31, 2018

Combined Operations

Operating Revenues - Operating revenues for the three months ended March 31, 2019 were $151.9 million, compared to $160.4 million for the three months ended March 31, 2018, a decrease of $8.5 million. Oil and Gas segment operating revenues decreased $10.7 million for the three months ended March 31, 2019. As discussed further below, this decrease is attributable to decreases in both our International and Gulf of Mexico operations. Air Medical segment operating revenues decreased by $0.3 million. Technical Services segment operating revenues increased $2.6 million.

Total flight hours for the three months ended March 31, 2019 were 24,599 compared to 30,161 for the three months ended March 31, 2018. Oil and Gas segment flight hours decreased 5,259 hours. We had a decrease of 1,182 flight hours in our international operations and a decrease of 4,077 flight hours in the Gulf of Mexico operations. Air Medical segment flight hours decreased 243 hours for the three months ended March 31, 2019, due to decreased flight hours for both our independent provider and traditional provider programs. As discussed further below, individual patient transports in the Air Medical segment were 4,499 for the three months ended March 31, 2019, compared to transports of 4,399 for the three months ended March 31, 2018.

Direct Expenses - Direct operating expense was $155.5 million for the three months ended March 31, 2019, compared to $156.2 million for the three months ended March 31, 2018, a decrease of $0.7 million. Employee compensation expense increased $0.7 million primarily due to staffing of new bases in our Air Medical segment, partially offset by compensation decreases in the Oil and Gas segment. Employee compensation expense represented approximately 46% and 45% of total direct expense for the quarters ended March 31, 2019 and 2018, respectively. We experienced a decrease in aircraft warranty costs of $1.0 million, and a decrease in fuel costs of $1.0 million, both as a result of decreased flight hours. Equity in income of our Ghanaian affiliate increased $1.4 million, due to increased flight hours (see below). Spare parts and repair costs increased $1.5 million. Helicopter rent payments decreased $0.5 million, due to lease terminations. Aircraft property tax and insurance decreased $0.5 million. Cost of goods sold increased $2.7 million due to government work in the Technical Services segment. Depreciation decreased $0.5 million, and cost of facilities and supplies decreased $0.7 million.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $26.5 million for the three months ended March 31, 2019, compared to $15.4 million for the three months ended March 31, 2018. The $11.1 million increase is due principally to an increase in consulting fees of $5.1 million and an increase in attorney fees of $4.8 million, both related to our on-going special projects relating to our restructuring efforts. Severance pay increased $1.8 million due to a voluntary early retirement plan offered to certain of our employees. Other items decreased $0.6 million, net.

We expect the aggregate amount of our professional fees related to the restructuring process for the second quarter of 2019 will significantly exceed the aggregate amount we expended during the first quarter of 2019.

Loss/Gain on Disposal of Assets, Net - The loss on asset dispositions was less than $0.1 million for the three months ended March 31, 2019 compared to a loss of $0.9 million for the three months ended March 31, 2018. See Note 10.

Equity in (Gain) Loss of Unconsolidated Affiliates - Equity in the income of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $1.4 million for the three months ended March 31, 2019, compared to a loss of less than $0.1 million for the three months ended March 31, 2018. See Note 15.

Interest Expense - Interest expense was $8.2 million for each of the three months ended March 31, 2019 and 2018.

Other Loss (Income) - Other loss, net was -0- million for the three months ended March 31, 2019 compared to other loss, net of $1.0 million for the same period in 2018. Net unrealized currency exchange rate losses decreased $0.5 million. Realized losses on sales of investments decreased $0.6 million. Other income items decreased $0.1 million.

Income Tax Benefit - Income tax benefit for the three months ended March 31, 2019 was $3.1 million compared to income tax benefit of $4.5 million for the three months ended March 31, 2018. Our $3.1 million income tax benefit for the three months ended March 31, 2019 is attributable to our net loss from operations of $38.3 million. Our effective tax rate was 8.1% and 20.9% for the three months ended March 31, 2109 and March 31, 2018, respectively. The decrease in the effective rate for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily the result of non-deductible professional fees associated with the Chapter 11 Cases.

Net Loss - Net loss for the three months ended March 31, 2019 was $35.2 million compared to net loss of $17.0 million for the three months ended March 31, 2018. Loss before income taxes for the three months ended March 31, 2019 was $38.3 million compared to loss before income taxes of $21.5 million for the same period in 2018. Loss per diluted share was $2.23 for the current quarter compared to loss per diluted share of $1.07 for the prior year quarter. The increase in loss before income taxes for the quarter ended March 31, 2019 is attributable to increases in special project, severance costs, and decreases in revenue in both the Oil and Gas and Air Medical segments, primarily due to adverse weather conditions. We had 15.8 million weighted average diluted common shares outstanding for the quarters ended March 31, 2019 and 2018.
Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $84.9 million for the three months ended March 31, 2019, compared to $95.6 million for the three months ended March 31, 2018, a decrease of $10.7 million. Revenues from our Gulf of Mexico operations decreased $5.1 million, primarily due to adverse weather conditions that limited our ability to conduct flights. Revenues from our international operations decreased $5.6 million during the quarter ended March 31, 2019, primarily due to lower flight hours in Australia and the termination of a contract in Papua New Guinea. These decreases were partially offset by revenue increases in New Zealand and Ghana due to increased flight hours. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 15,630 for the most recently completed quarter compared to 20,889 for the same quarter in the prior year, a decrease of 5,259 flight hours. This decrease is attributable to 4,077 fewer flight hours in our Gulf of Mexico operations and 1,182 fewer flight hours from our international operations.

The number of aircraft available for use in the segment was 122 at March 31, 2019, compared to 130 at March 31, 2018. During the quarter ended March 31, 2019, we terminated the lease on one heavy aircraft, and transferred two light aircraft to the Air Medical segment.

Direct expense in our Oil and Gas segment was $90.0 million for the three months ended March 31, 2019, compared to $96.5 million for the three months ended March 31, 2018, a decrease of $6.5 million. Employee compensation expense decreased $3.0 million, primarily due to a decrease in our international business and a decrease in in labor for aircraft maintenance. Equity in income of our Ghanaian affiliate increased $1.4 million. Aircraft rent expense decreased $1.1 million due to lease terminations, and fuel expense decreased $1.0 million due to lower flight hours. Facilities rent and property taxes decreased $1.1 million. Aircraft insurance, freight, and airfare decreased $0.9 million. Amortization of intangible expense decreased $0.4 million due to an impairment recorded in the fourth quarter of 2018. These decreases were partially offset by $3.0 million net increase repair and warranty costs. Other items decreased $0.6 million, net.

Selling, general and administrative segment expenses decreased slightly at $4.8 million for the three months ended March 31, 2019 compared to $4.9 million for the three months ended March 31, 2018.

Oil and Gas segment loss was $9.8 million for the three months ended March 31, 2019, compared to a loss of $5.8 million for the three months ended March 31, 2018. The $4.0 million decrease in segment loss is attributable to the $10.7 million decrease in segment revenues, partially offset by the $6.5 million decrease in segment expenses.

Air Medical - Air Medical segment revenues were $56.6 million for the three months ended March 31, 2019 compared to $57.0 million for the three months ended March 31, 2018. Revenue from newly-opened operating bases increased $5.4 million, but was more than offset by revenue decreases of $5.8 million from existing bases. Patient transports were 4,499 for the three months ended March 31, 2019, compared to 4,399 for the same period in the prior year. Patient transports for new bases increased by 534 transports while transports for existing bases decreased by 434 transports. Similar to 2018, adverse weather conditions were a significant factor in the decline in revenues and transports for existing bases during the first quarter of 2019. Revenues from our traditional provider and other air medical segment operations increased $0.1 million.

The number of aircraft available for use in the segment was 110 at March 31, 2019 compared to 106 at March 31, 2018. During the quarter ended March 31, 2019, we added two light aircraft transferred from the Oil & Gas segment.

Direct expense in our Air Medical segment was $57.1 million for the three months ended March 31, 2019, compared to $53.8 million for the three months ended March 31, 2018, an increase of $3.3 million. This increase is due primarily to $6.3 million in increased expenses related to new bases that were not operating in the prior year quarter. Aircraft variable costs for existing bases decreased $2.1 million, primarily due to lower repair costs. Depreciation expense for existing bases decreased $0.5 million. All other expenses decreased $0.4 million, net.

Selling, general and administrative segment expenses increased slightly to $3.3 million for the three months ended March 31,

2019, compared to $3.2 million for the three months ended March 31, 2018.

Air Medical segment loss was $3.7 million for the three months ended March 31, 2019, compared to a segment loss of less than $0.1 million for the three months ended March 31, 2018. The $3.7 million decrease in profit is attributable to a decrease in profit from our independent provider model bases. Increased revenues of $5.4 million from new bases were more than offset by an increase in total direct, selling, general, and administrative expenses of $6.6 million related to these bases. Revenues from existing bases decreased $5.8 million, while expenses from existing bases decreased $3.0 million. The remaining $0.3 million increase in profit was due to our traditional programs, primarily due to lower direct expenses.

Technical Services - Technical Services segment revenues were $10.3 million for the three months ended March 31, 2019, compared to $7.7 million for the three months ended March 31, 2018. The $2.6 million increase in revenue is due primarily to an increase in revenue from a government contract that began in the fourth quarter of 2018, and an increase in other government work that varies from period to period. These increases in revenue were partially offset by a decrease in revenue from our Antarctica operations. Direct expenses increased $2.6 million compared to the prior year three month period, principally due to an increase in costs associated with the new government contract and the increase in other government work. Technical Services segment earnings was $1.7 million for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018.

For additional information on our segments, see Note 14.
Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, the opening of new aircraft bases, the expansion or improvement of facilities, the acquisition of equipment and inventory, and other working capital needs, as well as the costs associated with our Chapter 11 Cases during their pendency. Our principal sources of liquidity historically have been net cash provided by our operations, borrowings under a revolving credit facility, and proceeds from periodic senior note offerings. We have also periodically funded certain of our aircraft acquisitions through sale-leaseback transactions.

Historical Cash and Cash Flow Information

Cash and Short-Term Investments - Our cash position was $15.9 million at March 31, 2019, compared to $50.9 million at December 31, 2018. Short-term investments were $73.3 million at March 31, 2019, compared to $14.2 million at December 31, 2018. We also had $19.8 million in restricted investments at March 31, 2019 and December 31, 2018, respectively, securing outstanding letters of credit.

Operating Activities - Net cash used in operating activities was $32.9 million for the three months ended March 31, 2019, compared to net cash used of $1.4 million for the same period in 2018, an decrease of $31.5 million. This decrease is partly attributable to a $11.1 million increase in cash used relating to changes in operating assets and liabilities. The increase in net loss of $18.3 million, adjusted for the non-cash items specified in our accompanying condensed consolidated statement of cash flows, accounted for $20.4 million of the decrease in cash flows from operating activities.

Investing Activities - Net cash used in investing activities was $65.5 million for the three months ended March 31, 2019, compared to cash used in investing activities of $4.2 million for the same period in 2018. Net purchases of short-term investments used $59.1 million of cash during the three months ended March 31, 2109, compared to $1.9 million provided by net sales in the comparable prior year period. Capital expenditures were $7.0 million for the three months ended March 31, 2019, compared to $6.7 million for the same period in 2018. Gross proceeds from asset dispositions were less than $0.1 million during the three months of 2019, compared to proceeds of less than $0.8 million for the same period in 2018.

Financing Activities - Financing activities during the three months ended March 31, 2019 included proceeds from our new term loan (See Note 5) of $70.0 million and payments of debt issuance costs of $5.7 million. Financing activities during the three months ended March 31, 2018 included net borrowings of $4.3 million on our revolving credit facility.

Liquidity - Our ability to maintain adequate liquidity throughout the reorganization process and beyond depends upon several factors, including (i) the length and final outcome of the reorganization process, (ii) the successful management of our business, and (iii) the appropriate management of our operating and capital expenses. Our anticipated liquidity requirements are highly sensitive to each of these factors. Upon emergence from bankruptcy, we currently expect to require additional financing to support future operations, and have commenced initial efforts to explore our alternatives.

For additional information on our cash flows, see our condensed consolidated statements of cash flows included in Item 1 of Part I of this report.

Debt Obligations

Recent Debt - We borrowed $70.0 million on March 13, 2019, shortly before the commencement of the Chapter 11 Cases. For more information see Note 6 - "Debt" to our Consolidated Financial Statements.

Senior Notes - In 2014, we issued $500.0 million principal amount of 5.25% Senior Notes. These notes matured on March 15, 2019. For more information, see Note 6.

Related Party Term Loan - We owe $130 million under a term loan provided by the financing affiliate of our CEO and controlling shareholder. On September 28, 2018, we applied the proceeds from this term loan principally to repay approximately $122.7 million of principal and accrued interest under our senior secured revolving credit facility. Obligations under the term loan are guaranteed by two of our principal subsidiaries, and the Company’s obligation under the term loan and the guarantors’ obligations under their guaranty agreement are secured by inventory and accounts receivable located in the United States, as well as certain spare parts. For additional information, see (i) Note 6 and (ii) our current reports on Form 8-K filed with the SEC on September 28, 2018 and March 15, 2019.

Impact of Chapter 11 Cases - The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under our Senior Notes and Related Party Loan. The related instruments and agreements provide that as a result of the commencement of the Chapter 11 Cases, the financial obligation thereunder, including any principal amount, together with accrued interest thereon, will be immediately due and payable. Any efforts to enforce payment of such financial obligations under such instruments and agreements were automatically stayed as result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement of such financial obligations are subject to the applicable provisions of the Bankruptcy Code.

Other - At March 31, 2019, we had $19.8 million of outstanding letters of credit secured by a like amount of restricted cash. Approximately $12.1 million of these letters of credit were issued under a letter of credit facility, with the remainder represented by a free-standing letter of credit issued by our former revolving credit lender. For additional information, see Note 5.

For additional information on our debt obligations and letters of credit, see Note 5.
Contractual Obligations

General - The table below sets out our contractual obligations as of March 31, 2019, related to our aircraft and other operating lease obligations, related party term loan, and 5.25% Senior Notes that matured March 15, 2019. The amounts set forth below reflect our obligations recorded on our Condensed Consolidated Balance Sheet as of March 31, 2019 and do not reflect the impact of the Chapter 11 Cases. Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances.

		Payment Due by Year
	Total	2019	2020	2021	2022	2023	Beyond 2023
		Thousands of dollars
Aircraft lease obligations	$123,431	$18,952	$24,930	$25,819	$26,157	$18,254	$9,319
Other lease obligations	34,388	4,630	4,742	4,335	3,261	1,865	15,555
Debt (1)	700,000	500,000	130,000	—	—	70,000	—
Senior notes interest (1)	13,125	13,125	—	—	—	—	—
	$870,944	$536,707	$159,672	$30,154	$29,418	$90,119	$24,874

(1)
“Debt” reflects the principal amount of debt due under our outstanding senior notes and our term loans, whereas “senior notes interest” reflects interest accrued under our fixed-rate senior notes only. The actual amount of principal and interest paid in all years may differ from the amounts presented above due to the possible future payment or refinancing of outstanding debt or the issuance of new debt.

The table above reflects only contractual obligations as of March 31, 2019 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv)

capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

Operating Lease Commitments - At March 31, 2019, we leased 16 of our 240 aircraft (or 7%) under 16 separate aircraft lease agreements with 13 lessors. As of March 31, 2019, we had options to purchase aircraft under these leases becoming exercisable in 2019 and 2020. The aggregate option purchase prices are $109.5 million in 2019 and $22.7 million in 2020. Under current conditions, we believe it is unlikely that we will exercise these purchase options arising over the next year, unless opportunistic conditions arise. As noted above, we are currently renegotiating several of our aircraft leases in connection with the Chapter 11 Cases.

For other related information, see “Risk Factors” contained in Item 1A of Part II of this report.

Other - For additional information on our contemplated capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our new term loan with Blue Torch, LLC. is subject to changes in short-term interest rates due the variable component of LIBOR. Based on the principal amount weighted average loan balance of our variable-rate debt during the three months ended March 31, 2019, a 10% increase (0.2610%) in interest rates would have reduced our annual pre-tax earnings approximately $0.2 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of 5.25% Senior Notes that matured on March 15, 2019 accrued interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes. The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, and our creditworthiness. At March 31, 2019, the market value of the notes was approximately $313.2 million, based on quoted market prices. See Note 4.

The interest and other payments we earn and recognize on our investments in money market funds are subject to the risk of declines in general market interest rates.

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

Item 1A. RISK FACTORS
For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see (i) Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and (ii) the supplemental disclosure below.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
On April 1, 2019, the Debtors filed with the Bankruptcy Court the Debtors’ Joint Chapter 11 Plan of Reorganization (the “Plan”) and the Disclosure Statement related thereto, and soon expect to file with the Bankruptcy Court an amended Joint Chapter 11 Plan of Reorganization and related Disclosure Statement. To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices, overcapacity of helicopters, adverse weather conditions, changes in demand for our services, increased expenses, increased competition, or other changes in our markets or industry. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.
We cannot assure you of our ability to continue as a going concern.
For all the reasons described in this report and our prior periodic reports, including uncertainty about our ability to confirm a plan of reorganization or obtain future financing, we cannot assure you of our ability to continue as a going concern.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2019 the PHI Compensation Committee approved the vesting of the 2017 performance RSUs based on the Company’s financial results exceeding the pre-determined business performance metrics set in 2017 for the two year performance period (January 1, 2017 - December 31, 2018). As discussed in greater detail in Note 9, the PHI Compensation Committee decided to settle these vested RSU awards in cash.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
The commencement of the Chapter 11 Cases, described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Voluntary reorganization under Chapter 11" above, constituted an event of default that accelerated the obligations under the indenture governing our Senior Notes and our term loan agreement with Thirty Two, L.L.C. Any efforts to enforce payment of such financial obligations were automatically stayed as a result of the Chapter 11 Cases, and the holders' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

PHI, Inc.

May 9, 2019	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

May 9, 2019	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer