Form 10-Q
period 2019-06-30
PHI INC
filed 2019-08-09
CIK 350403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Voting Common Stock	2,905,757 shares
Non-Voting Common Stock	12,919,681 shares

PHI, INC.

Index – Form 10-Q

Special Note Regarding Pending Bankruptcy Proceedings

On March 14, 2019, PHI, Inc. and its four principal U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  On August 2, 2019, the Bankruptcy Court issued an order confirming the Debtors’ plan of reorganization. Subject to the conditions described herein, the Debtors currently plan to emerge from bankruptcy by the end of August 2019.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and other periodic reports filed by PHI, Inc. (the “Company,” “PHI,” “we” or “our”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other written or oral statements made by it or on its behalf, are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risk and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

•	our ability to consummate our plan or reorganization, either on the terms and schedule currently contemplated or at all;
•	our ability to develop and implement successful business strategies, including our ability to attain the goals stated in our plan of reorganization;
•	our ability to implement operational improvement efficiencies;
•	our ability to comply with the financial covenants contained in certain of our financing arrangements;
•	our ability to access the credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;
•	the impact of current or future governmental regulations, including but not limited to the impact of new and pending regulation of healthcare, aviation safety and export controls;
•	illiquidity in the trading of our securities, including limitations caused by the delisting of our common stock from Nasdaq and the subsequent trading of our securities in the over-the-counter market;
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
•

and other risks referenced in (i) Item 1A of Part II or elsewhere in this report, (ii) Item 1A or elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018 or (iii) other of our filings with the U.S. Securities and Exchange Commission ("SEC").

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

PART I – FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS

PHI, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$21,882	$50,874
Short-term investments	76,141	14,232
Accounts receivable – net
Trade	174,499	168,459
Other	8,845	14,006
Inventories of spare parts – net	54,242	56,698
Prepaid expenses	13,072	11,419
Income taxes receivable	509	950
Total current assets	349,190	316,638
Property and equipment – net	885,669	902,485
Right of use assets	144,944	—
Restricted cash and investments	19,739	19,781
Other assets	20,937	18,378
Deferred income taxes	5,137	4,944
Total assets	$1,425,616	$1,262,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Senior Notes issued March 17, 2014, net of debt issuance cost of $260	$—	$499,740
Accounts payable	70,615	50,289
Accrued and other current liabilities	38,483	45,292
Current portion of operating lease liabilities	27,535	—
Current maturities of long term debt	1,750	—
Total current liabilities	138,383	595,321
Long-term debt:
Term loan issued March 13, 2019, net of debt issuance costs of $5,254	62,996	—
Related party term loan issued September 28, 2018, net of debt issuance costs of $546 and $765, respectively	129,454	129,235
Deferred income taxes	51,964	59,178
Other long-term liabilities	3,673	5,059
Long-term operating lease liabilities	118,167	—
Total liabilities not subject to compromise	504,637	788,793
Liabilities subject to compromise	513,125	—
Total liabilities	1,017,762	788,793
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	291	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,919,681 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,291	1,291
Additional paid-in capital	316,143	314,316
Accumulated other comprehensive income (loss)	(4,040)	(3,952)
Retained earnings	94,169	161,487
Total shareholders’ equity	407,854	473,433
Total liabilities and shareholders’ equity	$1,425,616	$1,262,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars and shares, except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenues, net	$165,172	$169,243	$317,062	$329,607
Expenses:
Direct expenses	153,514	155,083	310,390	311,309
Selling, general and administrative expenses	17,591	14,485	42,458	29,944
Total operating expenses	171,105	169,568	352,848	341,253
(Gain) loss on disposal of assets	(95)	(171)	(44)	708
Equity in income of unconsolidated affiliate	(1,039)	(81)	(2,400)	(45)
Operating loss	(4,799)	(73)	(33,342)	(12,309)
Interest expense	3,927	8,340	12,093	16,537
Reorganization items, net	26,503	—	28,103	—
Other income, net	(333)	364	(293)	1,404
	30,097	8,704	39,903	17,941
Loss before income taxes	(34,896)	(8,777)	(73,245)	(30,250)
Income tax (benefit) expense	(2,819)	(1,684)	(5,927)	(6,175)
Net loss	$(32,077)	$(7,093)	$(67,318)	$(24,075)
Weighted average shares outstanding:
Basic	15,825	15,806	15,825	15,806
Diluted	15,825	15,806	15,825	15,806
Net loss per share:
Basic	$(2.03)	$(0.45)	$(4.25)	$(1.52)
Diluted	$(2.03)	$(0.45)	$(4.25)	$(1.52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Thousands of dollars)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(32,077)	$(7,093)	$(67,318)	$(24,075)
Unrealized (loss) gain on short-term investments	—	(107)	—	363
Currency translation adjustments	(928)	160	(121)	627
Changes in pension plan assets and benefit obligations	—	7	—	(1)
Tax effect of the above-listed adjustments	25	100	33	(85)
Total comprehensive loss	$(32,980)	$(6,933)	$(67,406)	$(23,171)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional	Accumulated Other Com-
	Shares	Amount	Shares	Amount	Paid-in Capital	prehensive (Loss) Income	Retained Earnings	Shareholders' Equity
Balance at March 31, 2018	2,906	291	12,905	1,290	309,672	464	286,018	$597,735
Net loss	—	—	—	—	—	—	(7,092)	(7,092)
Unrealized gain on short-term investments	—	—	—	—	—	(4)	—	(4)
Changes in pension plan assets and benefit obligations	—	—	—	—	—	4	—	4
Amortization of unearned stock-based compensation	—	—	—	—	813	—	—	813
Cash payment of Performance Based stock units	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	160	—	160
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	(2)	1	(2)	—	—	(1)
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	3	—	(50)	—	—	(50)
Balance at June 30, 2018	2,906	$291	12,906	$1,291	$310,433	$624	$278,926	$591,565

	Voting Common Stock		Non-Voting Common Stock		Additional	Accumulated Other Com-
	Shares	Amount	Shares	Amount	Paid-in Capital	prehensive (Loss) Income	Retained Earnings	Shareholders' Equity
Balance at March 31, 2019	2,906	$291	12,919	$1,291	$314,818	$(3,138)	$126,246	$439,508
Net loss	—	—	—	—	—	—	(32,077)	(32,077)
Amortization of unearned stock-based compensation	—	—	—	—	1,325	—	—	1,325
Cash payment of Performance Based stock units								—
Currency translation adjustment	—	—	—	—	—	(902)	—	(902)
Balance at June 30, 2019	2,906	$291	12,919	$1,291	$316,143	$(4,040)	$94,169	$407,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHI, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Thousands of dollars and shares)

(Unaudited)

	Voting Common Stock		Non-Voting Common Stock		Additional	Accumulated Other Com-
	Shares	Amount	Shares	Amount	Paid-in Capital	prehensive (Loss) Income	Retained Earnings	Shareholders' Equity
Balance at January 1, 2018	2,906	$291	12,897	$1,289	$308,353	$(280)	$303,001	$612,654
Net loss	—	—	—	—	—	—	(24,075)	(24,075)
Unrealized gain on short-term investments	—	—	—	—	—	278	—	278
Changes in pension plan assets and benefit obligations	—	—	—	—	—	(1)	—	(1)
Amortization of unearned stock-based compensation	—	—	—	—	2,132	—	—	2,132
Currency translation adjustment	—	—	—	—	—	627	—	627
Issuance of non-voting common stock (upon vesting of restricted stock units)	—	—	9	2	(2)	—	—	—
Cancellation of restricted non-voting stock units for tax withholdings on vested shares	—	—	—	—	(50)	—	—	(50)
Balance at June 30, 2018	2,906	$291	12,906	$1,291	$310,433	$624	$278,926	$591,565

	Voting Common Stock		Non-Voting Common Stock		Additional	Accumulated Other Com-
	Shares	Amount	Shares	Amount	Paid-in Capital	prehensive (Loss) Income	Retained Earnings	Shareholders' Equity
Balance at January 1, 2019	2,906	$291	12,919	$1,291	$314,316	$(3,952)	$161,487	$473,433
Net loss	—	—	—	—	—	—	(67,318)	(67,318)
Amortization of unearned stock-based compensation	—	—	—	—	2,640	—	—	2,640
Cash payment of Performance Based stock units					(813)			(813)
Currency translation adjustment	—	—	—	—	—	(88)	—	(88)
Balance at June 30, 2019	2,906	$291	12,919	$1,291	$316,143	$(4,040)	$94,169	$407,854

PHI, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(67,318)	$(24,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,775	38,598
Deferred income taxes	(7,407)	(7,446)
(Gain) loss on asset dispositions	(44)	708
Equity in (income) loss of unconsolidated affiliate, net	(2,400)	(45)
Inventory valuation reserves	1,416	3,308
Changes in operating assets and liabilities	13,301	(5,638)
Net cash (used in) provided by operating activities	(23,677)	5,410
Investing activities:
Purchase of property and equipment	(8,970)	(18,098)
Proceeds from asset dispositions	1,235	1,453
Purchase of short-term investments	(183,421)	(260,996)
Proceeds from sale of short-term investments	121,512	264,918
Payment of deposit on aircraft	(50)	—
Refund of deposit on aircraft	503	—
Loan to unconsolidated affiliate	—	(274)
Net cash used in investing activities	(69,191)	(12,997)
Financing activities:
Debt issuance cost	(5,668)	—
Proceeds from line of credit	—	34,295
Payments on line of credit	—	(29,575)
Repurchase of common stock		(51)
Proceeds from Term Loan	70,000	—
Net cash provided by financing activities	64,332	4,669
Effect of exchange rate changes on cash	(483)	—
Decrease in cash, cash equivalents and restricted cash	(29,019)	(2,918)
Cash, cash equivalents and restricted cash at the beginning of period	58,564	8,770
Cash, cash equivalents and restricted cash at end of period	$29,545	$5,852
Supplemental Disclosures Cash Flow Information
Cash paid during the period for:
Reorganization items, net	$6,204	$—
Interest	$3,599	$15,755
Income taxes	$1,688	$813
Noncash investing activities:
Other current liabilities and accrued payables related to purchase of property and equipment	$96	$272

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

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that PHI will continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to successfully implement our plan of reorganization approved by the Bankruptcy Court on August 2, 2019, among other factors. The risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock may receive any distribution or retain any property under a plan of reorganization. Although Note 2 describes the general terms of our confirmed plan of reorganization, the ultimate recovery to creditors and shareholders will not be fully determined unless and until we can fully implement such plan. The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the filing of the Chapter 11 Cases. See Note 2 for additional information.

Supplemental Cash Flow Information - The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Statement of Cash Flows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2019	2018	2018	2017
Cash and Cash Equivalents	$21,882	$50,874	$5,852	$8,770
Restricted Cash	7,663	7,690	—	—
Total Cash, Cash Equivalents and Restricted Cash	$29,545	$58,564	$5,852	$8,770

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

The Company completed the implementation of an information technology system to track and account for its leases and updated its accounting policies to support the accounting for leases under ASC 842. The Company completed its lease inventory and determined its most significant leases involve aircraft and facilities. For additional information, see Note 13.

2. BANKRUPTCY FILING

Initiation of Chapter 11 Proceedings

On March 14, 2019 (the "Petition Date"), PHI and four of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The Chapter 11 Cases are being jointly administered under the caption "In re PHI, Inc., et al., Case No. 19-30923."

Shortly following the Petition Date, the Bankruptcy Court entered certain orders facilitating the Debtors' operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date.

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

Significant Bankruptcy Court Actions

Development of Reorganization Plan.  On April 1, 2019, the Debtors filed with the Bankruptcy Court their initial plan of reorganization under the Bankruptcy Code. Following such filing, the Debtors remained in discussions with various stakeholders in an attempt to obtain additional input about maximizing the value of the enterprise. Following mediation in late May 2019, on June 5, 2019, the Company entered into a settlement plan term sheet (the “Term Sheet”) with the Official Committee of Unsecured Creditors (the “UCC”) and certain other key stakeholders that resolved the UCC’s key objections and motions, subject to satisfaction of certain conditions contained within the Term Sheet.

Among other things, the Term Sheet provides that, upon our emergence from bankruptcy, our current secured lenders will be repaid and our current unsecured creditors will, subject to various exceptions and limitations, receive equity in a newly-reorganized parent company issuer. The Term Sheet further provides that, contingent upon the effectiveness of the Company’s plan of reorganization, Mr. Al A. Gonsoulin, who currently serves as the Company’s Chairman and Chief Executive Officer, will retire from all positions held with the Company and its subsidiaries, including as a member of the Board of Directors, effective upon the date of the Company’s emergence from the Chapter 11 Cases (the “Emergence Date”). The Term Sheet further provides that Mr. Lance F. Bospflug, who currently serves as President, Chief Operating Officer and a director of the Company, will be appointed to succeed Mr. Gonsoulin as Chief Executive Officer of the Company on the Emergence Date and will continue to serve as a member of the Board.

On June 13, 2019, the Debtors filed their second amended joint plan of organization and related disclosure statement, which, among other things, reflected restructuring terms agreed upon in the Term Sheet. On June 18, 2019, the Debtors entered into a term sheet reflecting a settlement with the Official Committee of Equity Security Holders. Subject to certain exceptions, this settlement contemplates issuing to our current equity holders three-year warrants entitling the holders to acquire under certain specified terms and conditions up to an aggregate of 5% of the reorganized parent’s equity interests issued and outstanding as of our emergence from bankruptcy, subject to dilution in connection with future equity issuances. On June 18, 2019, the Debtors filed their third amended joint plan of reorganization (the “Third Amended Plan”) and related disclosure statement (the “Disclosure Statement”). On June 19, 2019, the Bankruptcy Court approved the Disclosure Statement and authorized the Debtors to commence solicitation of approval of the Plan under the Bankruptcy Code.

Equity Commitment Agreement.  In connection with the Chapter 11 Cases, on July 11, 2019, the Debtors entered into an Equity Commitment Agreement (the “Commitment Agreement”) with certain of the Company’s unsecured creditors (each a “Commitment Party” and collectively, the “Commitment Parties”). The Commitment Agreement is a component of the settlement plan agreed upon between the Company and certain creditors under the Term Sheet.

Subject to the terms and conditions of the Commitment Agreement, the Commitment Parties have agreed, in the aggregate, to provide up to $75 million cash (the “Equity Commitment”) in exchange for shares of common stock in the reorganized parent company. Under the Commitment Agreement, the shares would be issued at a discount of 25% to the value assigned to such shares in the Plan (as defined below). In addition, each of the Commitment Parties would be paid their pro rata share of an overall commitment fee of $15 million. The commitment fee would be paid on the Emergence Date in the form of additional shares of common stock of the reorganized parent company. Under the Commitment Agreement, the Company also agreed to enter into a registration rights agreement with certain Commitment Parties entitling such Commitment Parties under certain circumstances to request that the Company register their equity securities in the Company for sale under the rules of the U.S. Securities and Exchange Commission (the “SEC”).

The Commitment Agreement prohibits the Company from soliciting alternative financing or restructuring proposals, although the Company’s board of directors (the “Board”) can respond to an unsolicited alternative proposal if doing so would be required by its fiduciary duties.

The obligations of each Commitment Party to consummate the transactions contemplated by the Commitment Agreement are subject to specified conditions including, but not limited to, the Debtors’ compliance in all material respects with the terms of the Plan, the absence of a material adverse change in our business, our attainment of certain specified funding and liquidity thresholds, and the absence at the closing of any material breach of the representations, warranties and covenants made by the Debtors in the Commitment Agreement.

The Commitment Agreement may be terminated in a number of circumstances. We will be required to pay (i) a $3.75 million termination fee if we terminate the Commitment Agreement in connection with the Board’s exercise of its fiduciary duties and certain other conditions are met, including entering into an agreement to effect an alternative transaction within 12 months, or (ii) a higher termination fee if the Commitment Parties terminate the Commitment Agreement in certain other limited circumstances.

Term Loan Commitments.  The Debtors have received binding commitments from lenders to fund on the Emergence Date the full amount of a $225 million first lien senior secured term loan that would mature in five years, subject to the satisfaction of certain conditions summarized herein. This term loan facility is a component of the reorganization plan agreed upon between the Debtors and certain of their creditors in the Term Sheet. The definitive documentation that is expected to govern this term loan facility has not yet been finalized or executed. Accordingly, we cannot assure you that the term loan facility will be completed as contemplated, or at all. For additional information, see Note 6.

Plan Supplementation.  On June 23, 2019, the Debtors filed a supplement to their Third Amended Plan (the “Plan Supplement” and, collectively with the Third Amended Plan, the “Plan”) which included various documentation related to the Plan, including a partial list of the directors expected to be named to the new parent company and updated disclosure regarding our equity value. Prior to the hearing to confirm the Plan held on July 30, 2019, the Debtors filed additional documentation, including drafts of organizational documents of the new parent company and additional information about our post-emergence management incentive program.

Plan Confirmation.  At a hearing held on July 30, 2019, the Bankruptcy Court confirmed the Plan, and on August 2, 2019, the Bankruptcy Court issued a written order to this effect. Implementation of the Plan is subject to the satisfaction or due waiver of several conditions, including without limitation (i) consummation of the debt and equity transactions contemplated by the Term Sheet and described herein, (ii) the payment in full of our secured lenders, (iii) certain minimum liquidity levels, (iv) the finalization of various documentation, (v) compliance with various regulatory requirements, (vi) the payment of various expenses and (vii) the implementation of the restructuring in a manner consistent with the Plan and certain stipulations contained therein.

Other.  The description of our Chapter 11 Cases in this Note 2 and elsewhere in this report does not purport to be complete and is qualified in its entirety by reference to (i) our filings with the Bankruptcy Court, all of which are publicly available in the manner described elsewhere herein, and (ii) the exhibits to this report.

Executive Compensation Plans

In connection with the Chapter 11 Cases, the Compensation Committee of the Board of Directors of the Company has adopted on behalf of the Company a Key Employee Incentive Plan (the "KEIP") and a Key Employee Retention Plan ("KERP"). The KEIP is designed to incentivize seven of the Company's senior executives by providing a total potential cash award pool of approximately $4.2 million for performance at threshold levels, $5.6 million at plan target levels and $7.0 million for performance exceeding plan, target levels. Payouts under the KEIP are contingent upon emergence from Chapter 11, achievement of certain financial targets and achievement of certain safety metrics. The KERP is designed to enhance retention of up to 61 other non-insider employees and provides a total award pool of approximately $3.5 million cash.  The Bankruptcy Court has approved both the KEIP and the KERP.

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

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in- possession, certain claims against the Debtors in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as debtors in possession. These claims are reflected in the unaudited Condensed Consolidated Balance Sheets at June 30, 2019 as LSTC. Additional LSTC may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets (secured claims) also are stayed, although the holders of such claims have the right to move the Bankruptcy Court for relief from the stay.  The Company's secured claims are secured primarily by liens on certain of the Debtors’ receivables, inventory and spare parts and certain of their specified aircraft.

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

Process for Implementation of Plan of Reorganization

Although the Plan provides that the Debtors will emerge from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully consummate the Plan or any other alternative restructuring transaction that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that the Plan will be implemented successfully. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Reorganization Items, Net

Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of professional and other bankruptcy-related fees for the period from March 15, 2019 through June 30, 2019.  See Note 19.

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

Investments consisted of the following as of June 30, 2019:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$88,217	$—	$—	$88,217
Deferred compensation plan assets included in other assets	889	—	—	889
Total	$89,106	$—	$—	$89,106

Investments consisted of the following as of December 31, 2018:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(Thousands of dollars)
Investments:
Money market mutual funds	$26,308	$—	$—	$26,308
Deferred compensation plan assets included in other assets	772	—	—	772
Total	$27,080	$—	$—	$27,080

At June 30, 2019 and December 31, 2018, we classified $12.1 million of our aggregate investments as long-term investments and recorded them in our Condensed Consolidated Balance Sheets as restricted cash and investments, as they are securing outstanding letters of credit with maturities beyond one year.

4. VALUATION ACCOUNTS

We establish the amount of our allowance for doubtful accounts based upon factors relating to the credit risk of specific customers, current market conditions, and other information. Our allowance for doubtful accounts was approximately $6.3 million and $6.1 million at June 30, 2019, and December 31, 2018, respectively.

Revenues related to flights generated by our Air Medical segment are recorded net of contractual allowances under agreements with third party payors and estimated uncompensated care when the services are provided.  The allowance for contractual discounts was $140.5 million and $123.8 million as of June 30, 2019 and December 31, 2018, respectively. The allowance for uncompensated care was $45.5 million and $51.9 million as of June 30, 2019 and December 31, 2018, respectively.

Included in the allowance for uncompensated care listed above is the value of services to patients who are unable to pay when it is determined that they qualify for charity care. The value of these services was $1.6 million and $1.7 million for the quarters ended June 30, 2019 and 2018, respectively. The value of these services was $3.5 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. The estimated cost of providing charity services was $0.3 million and $0.4 million for the quarters ended June 30, 2019 and 2018, respectively.  The estimated cost of providing charity services was $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on our Air Medical segment’s total expenses divided by gross patient service revenue.

The allowance for contractual discounts and estimated uncompensated care (expressed as a percentage of gross segment accounts receivable) as of the dates listed below was as follows:

	June 30, 2019	December 31, 2018
Allowance for Contractual Discounts	55%	51%
Allowance for Uncompensated Care	18%	22%

We have also established valuation reserves related to obsolete and slow-moving spare parts inventory. The inventory valuation reserves were $19.4 million and $17.9 million at June 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes the valuation of our investments and financial instruments by the above pricing levels as of the valuation dates listed:

	June 30, 2019
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$88,217	$88,217	$—
Deferred compensation plan assets	889	889	—
Total	$89,106	$89,106	$—

	December 31, 2018
	Total	(Level 1)	(Level 2)
	(Thousands of dollars)
Investments:
Money market mutual funds	$26,308	$26,308	$—
Deferred compensation plan assets	772	772	—
Total	$27,080	$27,080	$—

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

Cash, accounts receivable, accounts payable and accrued liabilities, and term loan debt all had fair values approximating their carrying amounts at June 30, 2019 and December 31, 2018. We determine the estimated fair value of our 5.25% Senior Notes due 2019 (the "Senior Notes") using Level 2 inputs, including quoted market indications of similar publicly-traded debt. The fair value of our 5.25% Senior Notes due 2019, based on quoted market prices, was $245.0 million and $344.2 million at June 30, 2019 and December 31, 2018, respectively.  We provide no assurances, however, that the ultimate recovery of the holders of these notes pursuant to the Chapter 11 Cases will correspond to these fair values as of these prior dates.

6. DEBT

Listed below is information regarding our indebtedness.  All indebtedness owed under our Senior Notes as of June 30, 2019 is classified as subject to compromise, and as of December 31, 2018 was classified as short-term debt on our balance sheet.  The Thirty-Two, LLC and Blue Torch term loans are classified as long-term debt as of June 30, 2019, except for the amount due within the next twelve months.

	June 30, 2019		December 31, 2018
	Principal	Unamortized Debt Issuance Debt Cost	Principal	Unamortized Debt Issuance Debt Cost
Unsecured	(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, matured March 15, 2019	$500,000	$—	$500,000	$260
Secured
Term Loan - Blue Torch Finance, LLC, interest payable quarterly at LIBOR plus 6%, maturing March 13, 2023	70,000	5,254	—	—
Related Party Term Loan - Thirty Two L.L.C., interest payable quarterly at 6%, due September 28, 2020	130,000	546	130,000	765
Total indebtedness	700,000	5,800	630,000	1,025
Less: Current maturities	(1,750)	—	(500,000)	—
	$698,250	$5,800	$130,000	$1,025

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

Blue Torch Loan Agreement - On March 13, 2019, we entered into a Loan Agreement, dated the same date (the “Blue Torch Agreement”), by and among the Company, as borrower, certain of our subsidiaries as guarantors party thereto, the lenders from time to time party thereto, and Blue Torch Finance, LLC, as administrative agent and collateral agent, for a first lien term loan of up to $70.0 million (the “Blue Torch Loan”). Immediately upon entering into the Blue Torch Agreement, and prior to the filing of the Chapter 11 Cases, we borrowed $70.0 million thereunder, the net proceeds of which (after the payment of transaction expenses and fees thereunder) we have used to continue to fund our working capital and liquidity requirements during the pendency of the Chapter 11 Cases. For additional information regarding our Chapter 11 Cases, see Notes 2 and 7 herein and Notes 1 and 19 to our filed 2018 10-K.

The remaining principal amount of the Blue Torch Loan is due March 13, 2023. At our election, borrowings under the Blue Torch Loan bear interest at either the LIBOR Rate (as defined in the Blue Torch Agreement) plus 6% or the Base Rate (as defined in the Blue Torch Agreement) plus 5%. The Blue Torch Loan is secured by a first lien on 91 aircraft registered and located in Australia, Canada, and the United States (which are currently deployed primarily in our oil and gas and technical services operations), the related spare parts for such aircraft, and certain other non-working capital assets, as well as a second lien on all working capital assets (second in priority to the liens granted under our below-described term loan agreement, dated as of September 28, 2018, with Thirty Two, L.L.C.). The Blue Torch Agreement contains customary pre-payment requirements. In addition, we paid on March 13, 2019 a funding fee, which is subject to forgiveness based on certain future events.

The Blue Torch Agreement contains certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s and each guarantor’s incurrence of additional indebtedness or liens, mergers, dispositions of assets, investments, restricted payments, modifications to material agreements, sale and leasebacks, transactions with affiliates, fundamental changes, locations of certain aircraft and acquisitions of assets. In addition, the financial covenants under the Blue Torch Agreement require us to maintain certain specified minimum levels of liquidity, fixed charge coverage and appraised collateral values, and certain specified maximum levels of secured leverage, all of which are explained in greater detail of our prior SEC reports.          The Blue Torch Agreement also contains customary affirmative covenants and customary representations and warranties.  As of the date of the financial statements, included in this report, we believe we were in compliance with these covenants.

The Blue Torch Agreement specifies certain customary events of default, including, among others,   certain change of control events. The filings of the Chapter 11 Cases neither constituted an event of default nor accelerated payment of the Company’s indebtedness under the Blue Torch Agreement. As noted in Note 2, we plan to repay the Blue Torch Loan in full upon emergence from bankruptcy, assuming we consummate our Plan on the terms confirmed by order of the Bankruptcy Court on August 2, 2019.

Related Party Term Loan - On September 28, 2018, we entered into a term loan agreement with Thirty Two L.L.C., which provided   us with a term loan of $130.0 million maturing on September 28, 2020. This loan bears interest at an annual fixed rate of 6% payable quarterly, with all principal due on maturity. Thirty Two L.L.C., an entity wholly-owned by our current CEO and controlling shareholder, is a related party.

Obligations under the term loan are guaranteed by PHI Air Medical, L.L.C. and PHI Tech Services, Inc., both of which are wholly-owned by us. Our obligations and the guarantors’ obligations are secured primarily by all of their respective inventory, spare parts and accounts receivable located in the U.S.

The related party term loan agreement contains customary restrictive covenants that, subject to certain exceptions and limitations, limit or restrict our ability to, among other things, (i) purchase, retire or redeem any shares of our capital stock; (ii) incur indebtedness; (iii) mortgage or encumber our assets; (iv) make loans to, or guarantee the indebtedness of, any individual or entity; (v) effect a change of control of PHI; (vi) consolidate with or merge into any other corporation, or permit any other corporation to merge into us; (vii) sell or lease all or substantially all of our assets; or (viii) acquire all or a substantial part of the assets or capital stock of another entity.  The term loan agreement contains no financial covenants. The term loan agreement contains customary representations and warranties, affirmative covenants and events of default.  As noted in Note 2, we plan to repay all of the principal and a portion of the accrued and unpaid interest under the related party term loan in full upon emergence from bankruptcy, assuming we consummate our Plan on the terms confirmed by order of the Bankruptcy Court on August 2, 2019.

Letter of Credit - At June 30, 2019, we had $19.7 million of outstanding letters of credit secured by a like amount of restricted cash, $12.1 million of which secured certain domestic operations or insurance policies and $7.6 million of which guaranteed our performance under an international contract.  At December 31, 2018, we had $19.8 million of outstanding letters of credit issued for the same purposes.

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

Subsequent Event

As described in greater detail in Note 2, we have received binding commitments from lenders to fund on the Emergence Date the full amount of a $225 million first lien senior secured term loan that would mature in five years (the “Exit Term Loan”), subject to the finalization, execution and delivery of definitive documentation and the satisfaction of various other conditions described below in this Note 6. The following description of the terms of the Exit Term Loan is only a summary, does not purport to be complete and is qualified in its entirety by reference to the form of term loan credit agreement that we filed with the SEC as an exhibit to our Current Report on Form 8-K dated July 22, 2019.

Borrower. All borrowings under the Exit Term Loan are expected to be incurred by a new parent holding company (the “Borrower”) to be formed under the Debtors’ plan of reorganization, which is expected to own directly or indirectly all of the outstanding equity interests of the Debtors upon their emergence from the bankruptcy proceedings.

Maturity. The Exit Term Loan would mature five years after the closing of the Exit Term Loan.

Guarantees and Security. The Borrower’s obligations under the Exit Term Loan are expected to be guaranteed, subject to certain exceptions, by all of its existing and future material domestic subsidiaries.

The Exit Term Loan is expected to be secured by a first-priority security interest on substantially all of assets of the Borrower and the guarantors party to the Exit Term Loan, excluding certain assets reserved to potentially collateralize a future asset-backed revolving credit facility.

Use of Proceeds. The borrowings under the Exit Term Loan would be used (i) to pay in full and discharge all of the Company’s indebtedness under debt agreements with Thirty Two, L.L.C. and Blue Torch Finance L.L.C., (ii) to pay various transaction expenses, and (iii) for general corporate purposes.

Interest Rates and Fees. Borrowings under the Exit Term Loan are expected to be subject to a 2.0% original issuance discount.

The Exit Term Loan will bear interest on the unpaid principal amount at a rate equal to, at our option, either:

•

a base rate determined by reference to the highest of (i) the prime rate in effect for such day as determined by Credit Suisse as its prime rate in effect at its principal office in New York City, (ii) the federal funds effective rate plus 0.5% and (iii) one-month LIBOR, adjusted for statutory reserve requirements, plus 1.0%, in each case, plus an applicable margin; or

•

A LIBOR rate determined by reference to the London interbank offered rate for U.S. dollars for the relevant interest period, adjusted for statutory reserve requirements, plus the applicable margin. The LIBOR rate will be subject to a 1.00% floor.

The applicable margin for borrowings under the Exit Term Loan would be 6.0% with respect to the base rate borrowings and 7.0% with respect to LIBOR borrowings.

We will pay customary fees and expenses in connection with obtaining funding commitments, including certain additional fees if the term loan is not funded by the end of August 30, 2019.

Prepayments. Amounts borrowed under the Exit Term Loan would amortize quarterly at an annual rate of 2.50% in the first and second years of the facility, 5.00% in the third year, and 7.50% thereafter, with the balance payable on the maturity date of the Exit Term Loan.

The Borrower would be required to prepay the Exit Term Loan, subject to exceptions and limitations, with:

•	100% of the net cash proceeds from any issuance or incurrence of indebtedness (other than indebtedness to be permitted by the Exit Term Loan);

•	The net cash proceeds of certain asset sales, subject to certain exceptions and limitations; and

•	The net cash proceeds from the sale of our Air Medical segment of the business.

Beginning with the fiscal year ending December 31, 2020, the Borrower will be required to prepay the Exit Term Loan in an amount equal to a certain percentage of its excess cash flow for each fiscal year, which percentage is based on the Borrower’s consolidated net total leverage ratio for the applicable fiscal year.

The Borrower may voluntarily prepay loans outstanding under the Exit Term Loan, in whole or in part, without premium or penalty (except as described below) in minimum amounts to be determined, at any time, subject to customary “breakage” costs with respect to LIBOR rate loans.

The Borrower would be required to pay a “prepayment premium” in connection with certain prepayments of the Exit Term Loan equal to a percentage of the principal amount so prepaid as follows:

•

during the first year following the closing date of the Exit Term Loan – the greater of (x) 1.0% of the principal amount prepaid and (y) the excess of: (i) the present value at such date of prepayment of (A) 2.0% of the principal amount so prepaid plus (B) the aggregate interest that would have accrued on such amount from the date of prepayment through the first anniversary of the closing of the Term Loan Facility, computed using a discount rate equal to the treasury rate plus 50 basis points discounted to the prepayment on a semi-annual basis, over (ii) the principal amount such loans;

•	during the second year following the closing date of the Exit Term Loan – 2.0%;

•	during the third year following the closing date of the Exit Term Loan – 1.0%; and

•	during the fourth year following the closing date of the Exit Term Loan and thereafter – 0%.

Covenants and Events of Default. The Exit Term Loan will contain customary restrictive covenants that, subject to certain exceptions and limitations, will limit or restrict the ability of the Borrower and its restricted subsidiaries (as defined in the Exit Term Loan) to, among other things, (i) purchase, retire or redeem any shares of their capital stock; (ii) incur indebtedness; (iii) mortgage or encumber their assets; (iv) make loans to, or guarantee the indebtedness of, any individual or entity; (v) effect a change of control; (vi) consolidate with or merge into any other corporation, or permit any other corporation to merge into the Borrower or the restricted subsidiaries; (vii) sell or lease all or substantially all of the assets of the Borrower or its restricted subsidiaries; or (viii) acquire all or a substantial part of the assets or capital stock of another entity. The Exit Term Loan will also contain a $20.0 million minimum liquidity financial covenant.

In addition, the Exit Term Loan will contain customary representations and warranties, affirmative covenants and events of default. Upon an event of default, the lenders (as defined in the Exit Term Loan) are entitled, subject to certain limitations, to declare the term loan, any other loans and all other obligations of the Borrower or its subsidiaries to the lenders immediately due and payable and to take all actions permitted to be taken by a secured creditor.

Conditions to Term Loan Facility. The obligations of the initial lenders to provide the Exit Term Loan is subject to certain conditions, including without limitation, the absence at the closing of any material breach of the representations, warranties and covenants made by the Borrower and its restricted subsidiaries.

7. LIABILITIES SUBJECT TO COMPROMISE

As a result of the filing of the Chapter 11 Cases on March 14, 2019, we have classified unsecured pre-petition liabilities that are expected to be impaired pursuant to the Plan as liabilities subject to compromise in our Condensed Consolidated Balance Sheet at June 30, 2019.  Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. If there was uncertainty at the time of determination about whether a secured claim was under-secured or would be impaired under the Plan, we reflected the entire amount of the claim as an outstanding liability. The amounts classified at June 30, 2019 as liabilities subject to compromise represent the Company’s estimate as of the filing date of this report of claims as of June 30, 2019 expected to be allowed under the Plan.

The Company’s obligations under the Senior Notes have been affected by the bankruptcy filing. As such, the outstanding balance of these Senior Notes and related accrued pre-petition interest have been classified as liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2019.

Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities have been stayed during the pendency of the Chapter 11 Cases. Although payment of pre-petition claims is generally not permitted, the Bankruptcy Court approved the Debtors’ “first day” motions allowing, among other things, the Company to pay prepetition employee wages and benefits without interruption, maintain its insurance programs, utilize its current cash management system, and pay undisputed prepetition obligations owed to its vendors and trade creditors in the ordinary course of business. As a result of this approval, the Company continues to pay certain pre-petition claims in designated categories and subject to certain terms and conditions in the ordinary course of business, and we have not classified these liabilities as subject to compromise in the Condensed Consolidated Balance Sheet as of June 30, 2019. With respect to pre-petition claims, the Company notified all known claimants of the deadline to file a proof of claim with the Court.

The Company has been paying and intends to continue to pay post-petition claims in the ordinary course of business.  The following table reflects pre-petition liabilities that are subject to compromise included in our Condensed Consolidated Balance Sheet as of June 30, 2019. See Note 6 - “Debt” for further information on our Senior Notes and related balances subject to compromise:

June 30, 2019
(Thousands of dollars)
Senior Notes issued March 17, 2014, interest only payable semi-annually at 5.25%, matured March 15, 2019	$500,000
Accrued interest payable	13,125
Total liabilities subject to compromise	$513,125

8. EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarter and six months ended June 30, 2019 and 2018 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Weighted average outstanding shares of common stock, basic	15,825	15,806	15,825	15,806
Dilutive effect of unvested restricted stock units	—	—	—	—
Weighted average outstanding shares of common stock, diluted (1)	15,825	15,806	15,825	15,806

(1) For the quarter ended June 30, 2019 and 2018, 0 and 425,317 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively, as they were anti-dilutive to earnings per share. For the six months ended June 30, 2019 and 2018, 0 and 14,258 unvested restricted stock units were excluded from the weighted average outstanding shares of common stock, diluted, respectively as they were anti-dilutive to earnings per share.

9. STOCK-BASED COMPENSATION

We recognize the cost of employee compensation received in the form of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the quarter and six months ended June 30, 2019 and 2018.

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Stock-based compensation expense:
Time-based restricted stock units	$845	$435	$1,685	$1,077
Performance-based restricted stock units	480	378	955	1,055
Total stock-based compensation expense	$1,325	$813	$2,640	$2,132

During the quarter and six months ended June 30, 2019, no time-based restricted units or performance units were awarded to managerial employees.

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

10. ASSET DISPOSALS

During the first quarter of 2019, there were no sales or disposals of aircraft.  During the second quarter of 2019, we disposed of two light aircraft previously utilized in the Technical Services segment.  The contract was terminated and these aircraft no longer met our strategic needs.  Cash proceeds totaled $1.2 million, resulting in a gain of $0.2 million on the disposal of these assets.  This gain was offset partially by a net loss on other assets disposals.

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

Environmental Matters – We have recorded an estimated liability of $0.15 million as of June 30, 2019 for environmental response costs. Previously, we conducted environmental surveys of our former Lafayette Facility located at the Lafayette Regional Airport, which we vacated in 2001, and determined that limited soil and groundwater contamination exist at two parcels of land at the former facility. An Assessment Report for both parcels was submitted in 2003 (and updated in 2006) to the Louisiana Department of Environmental Quality ("LDEQ") and the Louisiana Department of Natural Resources ("LDNR").  Approvals for the Assessment Report were received from the LDEQ and LDNR in 2010 and 2011, respectively.  Since that time, we have performed groundwater sampling of the required groundwater monitor well installations at both parcels and submitted these sampling reports to the LDEQ.  Pursuant to an agreement with the LDEQ, we provided groundwater sample results semi-annually to the LDEQ for both parcels from 2005 to 2015. The LDEQ approved a reduction in the sampling program from semi-annual to annual groundwater monitoring in 2015.  Based on our working relationship and agreements with the LDEQ, and the results of ongoing former facility parcel monitoring, we believe that ultimate remediation costs for the subject parcels will not be material to our consolidated financial position, operations or cash flows.

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

We estimate contractual allowances and uncompensated care based on historical collection experience by payor category. The main payor categories are Medicaid, Medicare, private insurance, and self-pay. Changes in payor mix, reimbursement rates and uncompensated care rates are the factors most subject to sensitivity and variability in calculating our allowances. We compute a historical payment analysis of accounts by category. The allowance percentages calculated are applied to the payor categories, and the necessary adjustments are made to the revenue allowance. In our Air Medical Segment, the allowance for contractual discounts against outstanding accounts receivable was $140.5 million, and $123.8 million as of June 30, 2019, and December 31, 2018, respectively, and the allowance for uncompensated care against outstanding accounts receivable was $45.5 million, and $51.9 million as of June 30, 2019 and December 31, 2018, respectively. Included in the allowance for uncompensated care above is the value of services to patients who are unable to pay when it is determined that they qualify as charity care. The value of these services was $1.6 million, and $1.7 million for the quarter ended on June 30, 2019 and 2018, respectively. The value of these services was $3.5 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. The estimated cost of providing charity services was $0.3 million and $0.4 million for the quarters ended June 30, 2019 and 2018, respectively. The estimated cost of providing charity services was $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The estimated costs of providing charity services are based on a calculation that applies a ratio of costs to the charges for uncompensated charity care. The ratio of costs to charges is based on the Air Medical independent provider model’s total expenses divided by gross patient service revenue.

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

As of June 30, 2019 and December 31, 2018, net receivables related to our (i) Oil and Gas segment were $86.2 million and $74.1 million, (ii) Air Medical segment were $95.8 million and $90.2 million and (iii) Technical Services segment were $1.3 million and $4.1 million, respectively.

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

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Service Revenue
Oil & Gas	$90,023	$97,068	$174,969	$192,702
Air Medical	69,507	67,151	126,153	124,139
Technical Services	5,642	5,024	15,940	12,766
Total Services	$165,172	$169,243	$317,062	$329,607

Air Medical Revenue
Traditional provider model	$12,401	$12,085	$24,378	$23,956
Independent provider model	57,106	55,066	101,775	100,183
Total Air Medical Revenues	$69,507	$67,151	$126,153	$124,139

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

Accounting Policy for Leases

The Company determines if an arrangement is a lease at inception.  All of the Company’s leases are operating leases and are included in ROU assets, accounts payable and operating lease liabilities in the Company's Condensed Consolidated Balance Sheet at June 30, 2019.

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

Total operating lease expense was $11.4 million and $12.1 million for the three months ended June 30, 2019 and 2018, respectively.  For the three months ended June 30, 2019, a portion of the total operating lease expense relating to short-term leases was $1.6 million.  The operating lease expense was $22.6 million and $23.8 million for the six months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019, a portion of the total operating lease expense relating to short-term was $3.0 million.

Operating leases at June 30, 2019 were as follows (in thousands):

June 30, 2019
(Thousands of dollars)
Operating lease right-of-use-assets	$144,944
Current portion of operating lease liabilities	27,535
Operating lease liabilities	118,167
Total operating lease liabilities	$145,702
Cash paid for operating leases	21,475
ROU assets obtained in exchange for lease obligations	9,402
Weighted average remaining lease term	5 years
Weighted average discount rate	8.25%

Maturities of operating lease liabilities at June 30, 2019 are as follows (in thousands):

Operating
Six Months Ending June 30,	Leases
Thousands of dollars
Remainder of 2019	$19,615
2020	37,140
2021	36,297
2022	34,254
2023	23,872
Thereafter	33,975
Total lease payments	185,153
Less imputed interest	(39,451)
Total	$145,702

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

Oil and Gas Segment - Our Oil and Gas segment, headquartered in Lafayette, Louisiana, provides helicopter services primarily for the major integrated and independent oil and gas production companies transporting personnel or equipment to offshore platforms in the Gulf of Mexico and a number of foreign countries. Our customers include Shell Oil Company, BP America Production Company, ExxonMobil Production Company, and ConocoPhillips Company, with whom we have worked for 35 or more years, and ENI Petroleum, with whom we have worked for more than 20 years. At June 30, 2019, we had available for use 121 aircraft in this segment.

Our fixed-term contracts typically have original terms of one year to seven years (subject to provisions permitting early termination upon short notice by the customers), with payment in U.S. dollars. For the quarters ended June 30, 2019 and 2018, respectively, approximately 55% and 57% of our total operating revenues were generated by our Oil and Gas segment, with approximately 85% and 87% of these revenues from fixed-term customer contracts.  For the six months ended June 30, 2019 and 2018, respectively, approximately 55% and 58% of our total operating revenues were generated by our Oil and Gas segment, with approximately 85% and 87% of these revenues from fixed-term customer contracts.  The remaining 15% of these revenues were attributable to work in the spot market and ad hoc flights for contracted customers.

Air Medical Segment - The operations of our Air Medical segment are headquartered in Phoenix, Arizona, where we maintain significant separate facilities and administrative staff dedicated to this segment.

We provide Air Medical transportation services for hospitals and emergency service agencies throughout the U.S.  As of June 30, 2019, our Air Medical segment operated approximately 111 aircraft in 18 states at 81 separate locations.

Our Air Medical segment operates primarily under the independent provider model and, to a lesser extent, under the traditional provider model. Under the independent provider model, we have no fixed revenue stream and compete for transport referrals on a daily basis with other independent operators in the area. Under the traditional provider model, we contract directly with the customer to provide their transportation services, with the contracts typically awarded or renewed through competitive bidding. For the quarters ended June 30, 2019 and 2018, approximately 42% and 40% of our total operating revenues were generated by our Air Medical segment.  For the six months ended June 30, 2019 and 2018, approximately 40% and 38% of our total operating revenues were generated by our Air Medical segment.

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

Provisions for contractual discounts and estimated uncompensated care for our Air Medical segment (expressed as a percentage of gross segment billings) were as follows for the periods listed below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for contractual discounts	70%	67%	68%	66%
Provision for uncompensated care	8%	7%	9%	8%

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

Net revenue attributable to Insurance, Medicare, Medicaid, and Self-Pay (expressed as a percentage of net Air Medical revenues) were as follows for the periods listed below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Insurance	67%	72%	67%	72%
Medicare	23%	19%	23%	20%
Medicaid	9%	8%	8%	8%
Self-Pay	1%	1%	2%	—%

We also have a limited number of contracts with hospitals under which we receive a fixed fee component for aircraft availability and a variable fee component for flight time.  Most of our contracts with hospitals contain provisions permitting early termination by the hospital, typically with 180 days’ notice for any reason and generally with penalty.  Those contracts generated approximately 15% and 16% of the segment’s revenues for the quarters ended June 30, 2019 and 2018, respectively.  Those contracts generated approximately 17% and 18% of the segment’s revenues for the six months ended June 30, 2019 and 2018, respectively.

We also derive a small portion of the segment’s revenues from providing services under our patient navigation business.

Technical Services Segment - Our Technical Services segment provides helicopter repair and overhaul services for flight operations customers that own their aircraft.  Costs associated with these services are primarily labor, and customers are generally billed at a percentage above our service costs.  In the past, we also periodically provided flight services to governmental customers under this segment, including operating six aircraft for the National Science Foundation in Antarctica under a contract that lapsed on April 30, 2019.  We sold two light aircraft during the quarter that were assigned to this contract, leaving four aircraft remaining in this segment.  Also included in this segment are our proprietary Helipass operations, which provide software as a service to certain of our Oil and Gas customers for the purpose of passenger check-in and compliance verification.

For each of the quarters ended June 30, 2019 and 2018, approximately and 3% of our total operating revenues were generated by our Technical Services segment, respectively.  For each of the six month periods ended June 30, 2019 and 2018, approximately 5% and 4% of our total operating revenues were generated by our Technical Services segment, respectively.

Summarized financial information concerning our reportable operating segments for the quarters and six months ended June 30, 2019 and 2018 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of dollars)		(Thousands of dollars)
Segment operating revenues
Oil and Gas	$90,023	$97,068	$174,969	$192,702
Air Medical	69,507	67,151	126,153	124,139
Technical Services	5,642	5,024	15,940	12,766
Total operating revenues, net	165,172	169,243	317,062	329,607
Segment direct expenses
Oil and Gas (1)	89,061	94,442	179,031	190,985
Air Medical	59,310	56,776	116,391	110,608
Technical Services	4,104	3,784	12,568	9,671
Total direct expenses	152,475	155,002	307,990	311,264
Segment selling, general and administrative expenses
Oil and Gas	4,672	4,400	9,432	9,321
Air Medical	4,141	3,254	7,433	6,421
Technical Services	152	340	300	710
Total selling, general and administrative expenses	8,965	7,994	17,165	16,452
Total segment direct and selling, general and administrative expenses	161,440	162,996	325,155	327,716
Net segment (loss) profit
Oil and Gas	(3,710)	(1,774)	(13,494)	(7,604)
Air Medical	6,056	7,121	2,329	7,110
Technical Services	1,386	900	3,072	2,385
Total net segment profit	3,732	6,247	(8,093)	1,891
Other, net (3)	428	(193)	337	(2,112)
Unallocated selling, general and administrative costs (1) (4)	(8,626)	(6,491)	(25,293)	(13,492)
Reorganization items, net	(26,503)	—	(28,103)	—
Interest expense	(3,927)	(8,340)	(12,093)	(16,537)
(Loss) earnings before income taxes	$(34,896)	$(8,777)	$(73,245)	$(30,250)

(1)	Included in direct expenses and unallocated selling, general, and administrative costs are the depreciation and amortization expense amounts below:

	Depreciation and Amortization Expense
	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Segment Direct Expense:
Oil and Gas	$11,618	$11,486	$22,896	$23,269
Air Medical	5,485	6,091	10,771	11,715
Technical Services	133	142	204	287
Total	$17,236	$17,719	$33,871	$35,271
Unallocated SG&A	$3,095	$1,412	$4,904	$3,327

(2)	Includes equity in (earnings) of unconsolidated affiliates, net.
(3)	Consists of (gains) losses on disposition of property and equipment and other income.
(4)	Represents corporate overhead expenses not allocable to segments.

15. INVESTMENT IN VARIABLE INTEREST ENTITY

We account for our investment in PHI Century Limited ("PHIC") as a variable interest entity, which is defined as an entity that either (a) has insufficient equity to permit the entity to finance its operations without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest.  As of June 30, 2019, we had a 49% investment in the common stock of PHIC, a Ghanaian entity. We acquired our 49% interest on May 26, 2011, PHIC’s date of incorporation. The purpose of PHIC is to provide oil and gas flight services in Ghana and the West African region. For the quarter ended June 30, 2019, we recorded income in equity of this unconsolidated affiliate of $1.0 million compared to income in equity of less than $0.1 million for the quarter ended June 30, 2018 relative to our 49% equity ownership. For the six months ended June 30, 2019 and 2018, we recorded income in equity of this unconsolidated affiliate of $2.4 million and less than $0.1 million, respectively. We had $4.1 million and $4.8 million of trade receivables from PHIC as of June 30, 2019 and December 31, 2018, respectively. In 2018, we loaned PHIC $0.4 million for operating purposes. This loan balance is included in Accounts receivable - other on our Condensed Consolidated Balance Sheets at June 30, 2019. Our investment in the common stock of PHIC is included in Other Assets on our Condensed Consolidated Balance Sheets and was $2.9 million at June 30, 2019 and $0.5 million at December 31, 2018.

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	June 30, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$8,170	$2,223	$11,489	$—	$21,882
Short-term investments	76,141	—	—	—	76,141
Accounts receivable – net	64,467	101,381	23,676	(6,180)	183,344
Intercompany receivable	—	98,616	22,116	(120,732)	—
Inventories of spare parts – net	29,871	20,929	3,442	—	54,242
Prepaid expenses	8,944	2,805	1,323	—	13,072
Income taxes receivable	7	502	—	—	509
Total current assets	187,600	226,456	62,046	(126,912)	349,190
Investment in subsidiaries	475,391	—	—	(475,391)	—
Property and equipment – net	562,880	283,231	39,558	—	885,669
Right of use assets	116,918	11,652	16,374	—	144,944
Restricted cash and investments	19,739	—	—	—	19,739
Other assets	18,678	1,071	1,188	—	20,937
Deferred income tax	—	—	5,137	—	5,137
Total assets	$1,381,206	$522,410	$124,303	$(602,303)	$1,425,616
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,526	$6,437	$5,832	$(6,180)	$70,615
Accrued and other current liabilities	19,667	13,500	5,316	—	38,483
Current portion of operating lease liabilities	20,823	3,404	3,308	—	27,535
Current maturities of long-term debt	1,750	—	—	—	1,750
Intercompany payable	63,263	17,125	40,344	(120,732)	—
Total current liabilities	170,029	40,466	54,800	(126,912)	138,383
Long-term Debt	192,450	—	—	—	192,450
Deferred income taxes and other long-term liabilities	93,711	67,234	12,859	—	173,804
Liabilities subject to compromise	513,125	—	—	—	513,125
Shareholders’ Equity:
Common stock and paid-in capital	317,725	77,951	132,426	(210,377)	317,725
Accumulated other comprehensive loss	(3)	—	(4,037)	—	(4,040)
Retained earnings	94,169	336,759	(71,745)	(265,014)	94,169
Total shareholders’ equity	411,891	414,710	56,644	(475,391)	407,854
Total liabilities and shareholders’ equity	$1,381,206	$522,410	$124,303	$(602,303)	$1,425,616

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the Quarter Ended June 30, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$75,707	$72,628	$24,912	$(8,075)	$165,172
Expenses:
Direct expenses	76,288	61,915	23,386	(8,075)	153,514
Selling, general and administrative expenses	10,459	4,293	2,843	(4)	17,591
Total operating expenses	86,747	66,208	26,229	(8,079)	171,105
Loss on disposal of assets, net	(102)	9	(2)	—	(95)
Equity in income of unconsolidated affiliates, net	(1,039)	—	—	—	(1,039)
Operating (loss) income	(9,899)	6,411	(1,315)	4	(4,799)
Equity in net income of consolidated subsidiaries	(4,952)	—	—	4,952	—
Interest expense	3,908	19	—	—	3,927
Reorganization items, net	26,503	—	—	—	26,503
Other income, net	(46)	—	(291)	4	(333)
	25,413	19	(291)	4,956	30,097
(Loss) earnings before income taxes	(35,312)	6,392	(1,024)	(4,952)	(34,896)
Income tax (benefit) expense	(3,235)	792	(376)	—	(2,819)
Net (loss) earnings	$(32,077)	$5,600	$(648)	$(4,952)	$(32,077)

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues, net	$149,740	$131,930	$49,251	$(13,859)	$317,062
Expenses:
Direct expenses	160,793	120,941	42,515	(13,859)	310,390
Selling, general and administrative expenses	28,507	7,731	6,229	(9)	42,458
Total operating expenses	189,300	128,672	48,744	(13,868)	352,848
Loss (gain) on disposal of assets, net	(51)	9	(2)	—	(44)
Equity in income of unconsolidated affiliates, net	(2,400)	—	—	—	(2,400)
Operating (loss) income	(37,109)	3,249	509	9	(33,342)
Equity in net income of consolidated subsidiaries	(3,825)	—	—	3,825	—
Interest expense	12,070	23	—	—	12,093
Regorganizations items, net	28,103	—	—	—	28,103
Other income, net	(235)	—	(67)	9	(293)
	36,113	23	(67)	3,834	39,903
(Loss) earnings before income taxes	(73,222)	3,226	576	(3,825)	(73,245)
Income tax (benefit) expense	(5,904)	(144)	121	—	(5,927)
Net (loss) earnings	$(67,318)	$3,370	$455	$(3,825)	$(67,318)

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the Quarter Ended June 30, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(32,077)	$5,600	$(648)	$(4,952)	$(32,077)
Currency translation adjustments	—	—	(928)	—	(928)
Tax effect of the above-listed adjustments	—	—	25	—	25
Total comprehensive (loss) income	$(32,077)	$5,600	$(1,551)	$(4,952)	$(32,980)

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) earnings	$(67,318)	$3,370	$455	$(3,825)	(67,318)
Currency translation adjustment	—	—	(121)	—	(121)
Tax effect of the above-listed adjustments	—	—	33	—	33
Total comprehensive (loss) income	$(67,318)	$3,370	$367	$(3,825)	$(67,406)

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

PHI, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30, 2019
	Parent Company Only (issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,773)	$(6,064)	$3,160	$—	$(23,677)
Investing activities:					—
Purchase of property and equipment	(5,956)	—	(3,014)	—	(8,970)
Proceeds from asset dispositions	1,235	—	—	—	1,235
Purchase of short-term investments	(183,421)	—	—	—	(183,421)
Proceeds from sale of short-term investments	121,512	—	—	—	121,512
Payment of deposit on aircraft	(50)				(50)
Refund of deposit on aircraft	503	—	—	—	503
Loan to unconsolidated affiliate	—	—	—	—	—
Net cash used in investing activities	(66,177)	—	(3,014)	—	(69,191)
Financing activities:					—
Debt issuance costs	(5,668)	—	—	—	(5,668)
Proceeds from Term Loan	70,000	—	—		70,000
Due to/from affiliate, net	(8,330)	7,028	1,302	—	—
Net cash provided by (used in) financing activities	56,002	7,028	1,302	—	64,332
Effect of exchange rate changes on cash	—	—	(483)	—	(483)
Increase (decrease) in cash	(30,948)	964	965	—	(29,019)
Cash, cash equivalents and restricted cash at beginning of period	46,781	1,259	10,524	—	58,564
Cash, cash equivalents and restricted cash at end of period	$15,833	$2,223	$11,489	$—	$29,545

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

18. DEBTOR IN POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed financial statements of the Debtors.  The Debtors are PHI, Inc., PHI Air Medical, LLC, PHI Tech Services, Inc., PHI Helipass, LLC, and AM Equity Holdings, LLC. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the non–debtor subsidiaries have not been eliminated in the Debtors’ financial statements.

PHI, INC. AND DEBTOR'S

CONDENSED COMBINED BALANCE SHEETS

(Thousands of dollars, except share data)

(Unaudited)

June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$10,310
Short-term investments	76,141
Accounts receivable – net
Trade	153,460
Other	6,120
Inventories of spare parts – net	50,800
Prepaid expenses	11,749
Income taxes receivable	509
Total current assets	309,089
Property and equipment – net	846,095
Right of use assets	127,821
Restricted cash and investments	19,739
Other assets	150,536
Total assets	$1,453,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,187
Accrued and other current liabilities	33,168
Current portion of operating lease liabilities	24,125
Current maturities of long term debt	1,750
Total current liabilities	125,230
Long-term debt:
Term loan issued March 13, 2019, net of debt issuance costs of $5,254	62,996
Related party term loan issued September 28, 2018, net of debt issuance costs of $546	129,454
Deferred income taxes	52,135
Other long-term liabilities	3,673
Long-term operating lease liabilities	104,491
Total liabilities not subject to compromise	477,979
Liabilities subject to compromise	513,125
Total liabilities	991,104
Shareholders’ Equity:
Voting common stock – par value of $0.10; 12,500,000 shares authorized, 2,905,757 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	291
Non-voting common stock – par value of $0.10; 37,500,000 shares authorized, 12,919,681 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,290
Additional paid-in capital	314,499
Accumulated other comprehensive income (loss)	(3)
Retained earnings	146,099
Total shareholders’ equity	462,176
Total liabilities and shareholders’ equity	$1,453,280

PHI, INC. AND DEBTOR'S

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Thousands of dollars)

(Unaudited)

	Quarter	Six Months
	Ended June 30, 2019
Operating revenues, net	$139,501	$266,164
Expenses:	—	—
Direct expenses	129,319	266,368
Selling, general and administrative expenses	14,746	36,228
Total operating expenses	144,065	302,596
Loss on disposal of assets	(93)	(42)
Equity in (income) loss of unconsolidated affiliates, net	(1,039)	(2,400)
Operating (loss) income	(3,432)	(33,990)
Interest expense	3,927	12,093
Reorganization items, net	26,503	28,103
Other income – net	(42)	(226)
	30,388	39,970
Loss before income taxes	(33,820)	(73,960)
Income tax benefit	(2,443)	(6,048)
Net loss	$(31,377)	$(67,912)

PHI, INC. AND DEBTOR'S

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

Six Months Ended June 30,
2019
Operating activities:
Net loss	(67,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,799
Deferred income taxes	(6,492)
Loss (gain) on asset dispositions	(42)
Equity in (income) loss of unconsolidated affiliate, net	(2,400)
Inventory valuation reserves	1,110
Changes in operating assets and liabilities	19,751
Net cash used in operating activities	(26,186)
Investing activities:
Purchase of property and equipment	(7,817)
Proceeds from asset dispositions	1,235
Purchase of short-term investments	(183,421)
Proceeds from sale of short-term investments	121,512
Payment of deposit on aircraft	(50)
Refund of deposit on aircraft	503
Net cash used in investing activities	(68,038)
Financing activities:
Debt issuance cost	(5,668)
Proceeds from Term Loan	70,000
Net cash provided by financing activities	64,332
Decrease in cash, cash equivalents and restricted cash	(29,892)
Cash, cash equivalents and restricted cash at the beginning of period	47,865
Cash, cash equivalents and restricted cash end of period	$17,973

19. REORGANIZATION ITEMS

ASC 852 requires that transactions and events directly associated with our Chapter 11 reorganization be distinguished from the ongoing operations of the business. The Company refers to “Reorganization items” on its condensed consolidated statements of earnings (loss) to reflect the revenues, expenses, gains and losses that are the direct result of the reorganization of the business consist of professional fees of $1.6 million for the three months ended March 31, 2019 and $26.5 million for the three months ended June 30, 2019.

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

Overview

As described further in Note 14, we are primarily a provider of helicopter transport services and derive most of our revenue from providing these services to the energy and medical industries.  Our consolidated results of operations are principally driven by the following factors:

•

We expect the pending Chapter 11 Cases will impact our business. Certain of our customers have advised us that they will not enter into additional contracts with us during the Chapter 11 Cases.  We also are expending substantial amounts of cash on professional fees relating to the reorganization process. For information on additional impacts of the Chapter 11 Cases, see (i) the balance of this Item 2, (ii) Note 2 and (iii) Item 1A of Part II of this report.

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

•

Patient transports and flight volume in our Air Medical segment.  In the independent provider programs under our Air Medical segment, our revenue is directly dependent upon the number and length of patient transports provided in a given period, which is impacted primarily by the number of bases operated by us, competitive factors and weather.  The volume of flight utilization of our aircraft by our customers under our traditional provider Air Medical programs also has a direct impact on the amount of revenue earned in a given period, although to a lesser degree than under our independent provider programs.  Independent provider programs generated approximately 80%, 80%, 81% and 74% of our Air Medical segment revenues for the six months ended June 30, 2019, and 2018, with the balance of our Air Medical segment revenue attributable to our traditional provider programs.

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

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the commencement date of the cases. Accordingly, except with respect to certain payments required to be made as adequate protection under the Bankruptcy Code and applicable Bankruptcy Court orders, any efforts to enforce payment obligations under the Company's pre-petition debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code.

Our Plan has been confirmed, but has not yet been implemented. We plan to implement our Plan by the end of August 2019, but cannot assure you of this. Unless and until our Plan is implemented, the Company's operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the amount and composition of the Company's assets, liabilities, officers and directors could be significantly different following the outcome of the Chapter 11 Cases. The description of the Company's operations, properties, liquidity, capital resources, capital structure, ownership or governance included in this or other of our periodic reports or in the Plan may not accurately reflect its operations, properties, liquidity, capital resources, capital structure, ownership or governance following resolution of the Chapter 11 Cases.

The accompanying interim Unaudited Condensed Consolidated Financial Statements have been prepared assuming that PHI will successfully emerge from bankruptcy and continue as a going concern and contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to successfully implement our Plan, among other factors. The risks and uncertainties surrounding our Chapter 11 proceedings raise substantial doubt as to our ability to continue as a going concern.

Furthermore, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions of our term loan financing (see Note 6 of Notes to our Condensed Consolidated Financial Statements) and applicable orders of the Bankruptcy Court, for amounts other than those reflected in the accompanying Unaudited Condensed Consolidated Financial Statements. Any such actions occurring during the Chapter 11 Cases confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in PHIs' interim Unaudited Condensed Consolidated Financial Statements.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock may receive any distribution or retain any property under a plan of reorganization. For more information, see Note 2 to our Condensed Consolidated Financial Statements.

Results of Operations

The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the quarters ended June 30, 2019 and 2018.

	Quarter Ended June 30,		Favorable (Unfavorable)
	2019	2018
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$90,023	$97,068	$(7,045)
Air Medical	69,507	67,151	2,356
Technical Services	5,642	5,024	618
Total operating revenues, net	165,172	169,243	(4,071)
Segment direct expenses
Oil and Gas (1)	89,061	94,442	5,381
Air Medical	59,310	56,776	(2,534)
Technical Services	4,104	3,784	(320)
Total direct expenses	152,475	155,002	2,527
Segment selling, general and administrative expenses
Oil and Gas	4,672	4,400	(272)
Air Medical	4,141	3,254	(887)
Technical Services	152	340	188
Total selling, general and administrative expenses	8,965	7,994	(971)
Total segment direct and selling, general and administrative expenses	161,440	162,996	1,556
Net segment (loss) profit
Oil and Gas	(3,710)	(1,774)	(1,936)
Air Medical	6,056	7,121	(1,065)
Technical Services	1,386	900	486
Total net segment profit (2)	3,732	6,247	(2,515)
Other, net (3)	428	(193)	621
Unallocated selling, general and administrative costs (4)	(8,626)	(6,491)	(2,135)
Reorganization items, net	(26,503)	—	(26,503)
Interest expense	(3,927)	(8,340)	4,413
(Loss) earnings before income taxes	(34,896)	(8,777)	(26,119)
Income tax (benefit) expense	(2,819)	(1,684)	1,135
Net loss	$(32,077)	$(7,093)	$(24,984)
Flight hours:
Oil and Gas	18,149	22,089	(3,940)
Air Medical (5)	10,716	9,992	724
Technical Services	82	38	44
Total	28,947	32,119	(3,172)
Air Medical Transports (6)	5,707	4,925	782

(1)	Includes Equity in gain/loss of unconsolidated affiliate.
(2)

Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Quarter Ended June 30,
	2019	2018
Total net segment profit	$3,732	$6,247
Other, net	428	(193)
Unallocated selling, general and administrative costs	(8,626)	(6,491)
Reorganization items, net	(26,503)
Interest expense	(3,927)	(8,340)
(Loss) before income taxes	$(34,896)	$(8,777)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.
(4)	Represents corporate overhead expenses not allocated to segments.
(5)	Flight hours include 2,221 flight hours associated with traditional provider contracts during the second quarter of 2019, compared to 2,479 flight hours in the prior year quarter.
(6)	Represents individual patient transports for the period.

The following tables present operating revenues, expenses, and earnings, along with certain non-financial operational statistics, for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2019	2018
	(Thousands of dollars, except flight hours, patient transports, and aircraft)
Segment operating revenues
Oil and Gas	$174,969	$192,702	$(17,733)
Air Medical	126,153	124,139	2,014
Technical Services	15,940	12,766	3,174
Total operating revenues, net	317,062	329,607	(12,545)
Segment direct expenses
Oil and Gas (1)	179,031	190,985	11,954
Air Medical	116,391	110,608	(5,783)
Technical Services	12,568	9,671	(2,897)
Total direct expenses	307,990	311,264	3,274
Segment selling, general and administrative expenses
Oil and Gas	9,432	9,321	(111)
Air Medical	7,433	6,421	(1,012)
Technical Services	300	710	410
Total selling, general and administrative expenses	17,165	16,452	(713)
Total segment direct and selling, general and administrative expenses	325,155	327,716	2,561
Net segment (loss) profit
Oil and Gas	(13,494)	(7,604)	(5,890)
Air Medical	2,329	7,110	(4,781)
Technical Services	3,072	2,385	687
Total net segment (loss) profit (2)	(8,093)	1,891	(9,984)
Other, net (3)	337	(2,112)	2,449
Unallocated selling, general and administrative costs (4)	(25,293)	(13,492)	(11,801)
Reorganization items, net	(28,103)	—	(28,103)
Interest expense	(12,093)	(16,537)	4,444
(Loss) earnings before income taxes	(73,245)	(30,250)	(42,995)
Income tax benefit	(5,927)	(6,175)	(248)
Net loss	$(67,318)	$(24,075)	$(43,243)
Flight hours:
Oil and Gas	33,779	42,978	(9,199)
Air Medical (5)	19,304	18,822	482
Technical Services	463	479	(16)
Total	53,546	62,279	(8,733)
Air Medical Transports (6)	10,206	9,324	882
Aircraft operated at period end: (7)
Oil and Gas	121	125
Air Medical	111	109
Technical Services	4	6
Total	236	240

(1)	Includes Equity in gain/loss of unconsolidated affiliate.
(2)

Total net segment profit has not been prepared in accordance with generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides meaningful supplemental information regarding our results of operations. A description of the adjustments to and reconciliations of total net segment profit to the most comparable GAAP financial measure is as follows:

	Six Months Ended June 30,
	2019	2018
Total net segment (loss) profit	$(8,093)	$1,891
Other, net	337	(2,112)
Unallocated selling, general and administrative costs	(25,293)	(13,492)
Reorganization items, net	(28,103)
Interest expense	(12,093)	(16,537)
(Loss) before income taxes	$(73,245)	$(30,250)

(3)	Includes gains on disposition of property and equipment, asset impairments, and other income.
(4)	Represents corporate overhead expenses not allocated to segments.
(5)	Flight hours include 4,111 flight hours associated with traditional provider contracts during the first half of 2019, compared to 4,701 flight hours in the first half of the prior year.
(6)	Represents individual patient transports for the period.
(7)	Represents the total number of aircraft available for use, not all of which were deployed in service as of the date indicated.

Quarter Ended June 30, 2019 compared with Quarter Ended June 30, 2018

Operating Revenues - Operating revenues for the three months ended June 30, 2019 were $165.2 million, compared to $169.3 million for the three months ended June 30, 2018, a decrease of $4.1 million.  Oil and Gas segment operating revenues decreased $7.1 million for the three months ended June 30, 2019. As discussed further below, this decrease is attributable to decreases in both our International and Gulf of Mexico operations.  Air Medical segment operating revenues increased by $2.4 million. Technical Services segment operating revenues increased $0.6 million.

Total flight hours for the three months ended June 30, 2019 were 28,947 compared to 32,119 for the three months ended June 30, 2018.  As explained in more detail below, Oil and Gas segment flight hours decreased 3,940 hours.  Air Medical segment flight hours increased 724 hours for the three months ended June 30, 2019, due to an increase of 982 flight hours for our independent provider programs and a decrease of 258 flight hours in our traditional provider programs.  As discussed further below, individual patient transports in the Air Medical segment were 5,707 for the three months ended June 30, 2019, compared to transports of 4,925 for the three months ended June 30, 2018.

Direct Expenses - Direct operating expense was $152.5 million for the three months ended June 30, 2019, compared to $155.0 million for the three months ended June 30, 2018, a decrease of $2.5 million. We experienced a decrease in spare parts expense of $4.7 million and a decrease in aircraft warranty cost of $1.4 million. Equity in income of our Ghanaian affiliate increased $1.0 million, primarily due to increased flight hours (see below).  Fuel expense decreased $0.8 million due to decreased flight volume.  These reductions were partially offset by an increase in employee compensation expense of $4.1 million primarily due to staffing of new bases in our Air Medical segment. Cost of goods sold increased $0.9 million due to government work in the Technical Services segment. Other items increased $0.4 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $17.6 million for the three months ended June 30, 2019, compared to $14.5 million for the three months ended June 30, 2018.  The $3.1 million increase is primarily due to an increase in retention compensation attributable to the KERP approved by the Bankruptcy Court in April 2019.  See Note 2.

Loss/Gain on Disposal of Assets, Net - The gain on asset dispositions was $0.1 million for the three months ended June 30, 2019 compared to a gain of $0.2 million for the three months ended June 30, 2018. See Note 10.

Equity in (Income) Loss of Unconsolidated Affiliates - Equity in the income of our unconsolidated affiliate attributable to our investment in a Ghanaian entity was $1.0 million for the three months ended June 30, 2019, compared to income of less than $0.1 million for the three months ended June 30, 2018. The $1.0 million increase is primarily attributable to increased flight hours due to additional drilling activity in the region.  See Note 15.

Interest Expense - Interest expense was $3.9 million for the three months ended June 30, 2019 and $8.3 million for the three months ended June 30, 2018.  The $4.4 million decrease is due a $6.6 million decrease in interest expense for our Senior notes that matured March 15, 2019 (attributable to classifying all accrued and unpaid interest as liabilities subject to compromise) and $1.5 million decrease in interest expense for our revolving credit facility that was refinanced September 28, 2018.  These reductions were offset by a $2.0 million increase in interest for our term loan from Thirty-Two, LLC, and a $1.5 million increase in interest for our Blue Torch Loan.  Other items increased $0.2 million, net.

Reorganization Expenses.  As a result of filing the Chapter 11 Cases in mid-March 2019, we incurred net reorganization expenses of $26.5 million during the quarter ended June 30, 2019, most of which related to the payment of professionals. We did not incur any such expenses during the quarter ended June 30, 2018.

Other Loss (Income) - Other Income, net was $0.3 million for the three months ended June 30, 2019 compared to other loss, net of $0.4 million for the same period in 2018.  Net unrealized currency exchange rate losses decreased $1.0 million, partially offset by a decrease in interest income of $0.3 million.

Income Tax Benefit - Income tax benefit for the three months ended June 30, 2019 was $2.8 million compared to income tax benefit of $1.7 million for the three months ended June 30, 2018.  Our $2.8 million income tax benefit for the three months ended June 30, 2019 is attributable to our net loss from operations of $32.1 million.  Our effective tax rate was 8.1% and 19.2% for the three months ended June 30, 2019 and June 30, 2018, respectively. The decrease in the effective rate for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is primarily the result of non-deductible professional fees associated with the Chapter 11 Cases.

Net Loss - Net loss for the three months ended June 30, 2019 was $32.1 million compared to net loss of $7.1 million for the three months ended June 30, 2018.  Loss before income taxes for the three months ended June 30, 2019 was $34.9 million compared to loss before income taxes of $8.8 million for the same period in 2018.  Loss per diluted share was $2.03 for the current quarter compared to loss per diluted share of $0.45 for the prior year quarter.  The $26.1 million increase in loss before income taxes for the quarter ended June 30, 2019 is primarily attributable to $26.5 million of reorganization items related to our restructuring efforts, an increase in segment loss and a decrease in segment profit for our Oil and Gas Operations and Air Medical Operations, respectively, as discussed further below. These items were partially offset by a decrease in interest expense. We had $15.8 million weighted average diluted common shares outstanding for the three months ended June 30, 2019 and 2018, respectively.

Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $90.0 million for the three months ended June 30, 2019, compared to $97.1 million for the three months ended June 30, 2018, a decrease of $7.1 million.  Revenues from our Gulf of Mexico operations decreased $6.0 million, primarily due to fewer aircraft on contract.  Revenues from our international operations decreased $1.1 million during the quarter ended June 30, 2019, primarily due to lower flight hours in Australia, New Zealand, Trinidad, Canada, Israel, and the cessation of a contract in Papua New Guinea.  These decreases were partially offset by revenue increases in Ghana due to increased flight hours.  Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates.  Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 18,149 for the most recently completed quarter compared to 22,089 for the same quarter in the prior year, a decrease of 3,940 flight hours. This decrease is attributable to 2,983 fewer flight hours in our Gulf of Mexico operations and 957 fewer flight hours from our international operations.

The number of aircraft available for use in the segment was 121 at June 30, 2019, compared to 125 at June 30, 2018.  During the quarter ended June 30, 2019, we transferred one medium aircraft to the Air Medical segment.

Direct expense in our Oil and Gas segment was $89.1 million for the three months ended June 30, 2019, compared to $94.4 million for the three months ended June 30, 2018, a decrease of $5.3 million.  Employee compensation expense decreased $0.9 million, primarily due to a decrease in labor for aircraft maintenance.  Equity in income of our Ghanaian affiliate increased $1.0 million due to increased flight hours attributable to increased drilling activity in the region.  Aircraft rent expense decreased $0.9 million due to lease terminations, and fuel expense decreased $0.9 million due to lower flight hours. Spare parts, repairs, and warranty costs decreased $2.9 million due to lower flight hours. These decreases were partially offset by an increase in aircraft depreciation expense of $1.2 million.  Other items increased $.1 million, net.

Selling, general and administrative segment expenses increased slightly at $4.7 million for the three months ended June 30, 2019 compared to $4.4 million for the three months ended June 30, 2018.  The $0.3 million increase is due to the accrual of compensation expense under our KEIP (See Note 2 Bankruptcy Filing).

Oil and Gas segment loss was $3.7 million for the three months ended June 30, 2019, compared to a loss of $1.8 million for the three months ended June 30, 2018.  The $1.9 million increase in segment loss is attributable to the $7.1 million decrease in segment revenues, partially offset by the $5.2 million decrease in aggregate segment expenses.

Air Medical - Air Medical segment revenues were $69.5 million for the three months ended June 30, 2019 compared to $67.1 million for the three months ended June 30, 2018, an increase of $2.4 million.  Revenue from our independent provider model increased $2.1 million. Revenues from our traditional provider and other air medical segment operations increased $0.3 million.  Revenue from operating bases opened [during or] after the second quarter of 2018 were $6.4 million, but this increase was partially offset by revenue decreases of $4.0 million from existing and closed bases.  We experienced an increase in medicare and self-pay transports, compared to the prior year quarter.  Patient transports were 5,707 for the three months ended June 30, 2019, compared to 4,925 for the same period in the prior year.  Patient transports for new bases increased by 677 transports while transports for existing and closed bases increased by 105 transports, net.

The number of aircraft available for use in the segment was 111 at June 30, 2019 compared to 109 at June 30, 2018.  During the quarter ended June 30, 2019, we added one medium aircraft transferred from the Oil & Gas segment.

Direct expense in our Air Medical segment was $59.3 million for the three months ended June 30, 2019, compared to $56.8 million for the three months ended June 30, 2018, an increase of $2.5 million.  This increase is due primarily to $5.8 million in increased expenses related to new bases that were not operating for part or all of the quarter in the prior year.  This increase in expense was partially offset by decreases in cost for existing bases of $3.3 million.  Spare parts and repairs decreased $2.2 million, depreciation expense decreased $0.5 million, and fuel decreased $0.2 million.  Other items for existing bases decreased $0.4 million, net.

Selling, general and administrative segment expenses were $4.1 million for the three months ended June 30, 2019, compared to $3.3 million for the three months ended June 30, 2018.  The $0.8 million increase is due to $0.5 million related to compensation expense under our KEIP and KERP (see Note 2 Bankruptcy Filing), $0.1 million related to other equity-based compensation expense, and $0.2 million for other payroll items, net.

Air Medical segment profit was $6.1 million for the three months ended June 30, 2019, compared to a segment profit of $7.1 million for the three months ended June 30, 2018. The $1.0 million decrease in profit is attributable to a decrease in profit from our independent provider model bases of  $2.4 million, partially offset by an increase in profit from our traditional bases and other air medical programs, net.

Technical Services - Technical Services segment revenues were $5.6 million for the three months ended June 30, 2019, compared to $5.0 million for the three months ended June 30, 2018. The $0.6 million increase in revenue is due to an increase in revenue related to government work of $0.5 million, and an increase in revenue from Helipass of $0.1 million. Direct expenses increased to $4.1 million for the three months ended June 30, 2019, compared to $3.8 million for the same period in 2018.  Technical Services segment earnings was $1.4 million for the three months ended June 30, 2019, compared to $0.9 million for the three months ended June 30, 2018, and is primarily attributable to the above-mentioned revenue increases.

For additional information on our segments, see Note 14.

Six Months Ended June 30, 2019 compared with Six Months Ended June 30, 2018

Combined Operations

Operating Revenues - Operating revenues for the six months ended June 30, 2019 were $317.1 million, compared to $329.6 million for the six months ended June 30, 2018, a decrease of $12.5 million.  Oil and Gas segment operating revenues decreased $17.7 million for the six months ended June 30, 2019. As discussed further below, this increase is attributable to decreases in both our International and Gulf of Mexico operations.  Air Medical segment operating revenues increased $2.0 million due principally to an increase in revenues from both our independent provider operations and traditional provider programs.  Technical Services segment operating revenues increased $3.2 million.

Total flight hours for the six months ended June 30, 2019 were 53,546 compared to 62,279 for the six months ended June 30, 2018.  As explained in more details below, Oil and Gas segment flight hours decreased 9,199 hours.  Air Medical segment flight hours increased 482 hours for the six months ended June 30, 2019, due to increased flight hours for our independent provider program, partially offset by a decrease in fight hours for our traditional provider programs.  As discussed further below, individual patient transports in the Air Medical segment were 10,206 for the six months ended June 30, 2019, compared to transports of 9,324 for the six months ended June 30, 2018.

Direct Expenses - Direct operating expense was $308.0 million for the six months ended June 30, 2019, compared to $311.2 million for the six months ended June 30, 2018, a decrease of $3.2 million. Spare parts, repairs, and warranty costs decreased $5.7 million.  Equity in income of our Ghanaian affiliate increased $2.4 million.  Fuel expense decreased $1.8 million due to lower flight hours, aircraft rent decreased $1.4 million, and aircraft insurance decreased $0.5 million. These decreases were partially offset by a $4.8 million increase in employee compensation costs, primarily due to staffing of new bases in our Air Medical segment and partially due to expenses under the KERP, see Note 2. Employee compensation expense represented approximately 47% and 45% of total direct expense for the six-month periods ended June 30, 2019 and 2018, respectively.  Cost of goods sold increased $3.7 million due to government work in the Technical Services segment.  Other items increased $0.1 million, net.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $42.5 million for the six months ended June 30, 2019, compared to $29.9 million for the six months ended June 30, 2018.  The $12.6 million increase is primarily due to costs associated with our restructuring efforts. These items include a $3.9 million increase in compensation expense arising under our KEIP and KERP (see Note 2 Bankruptcy Filing), a $3.3 million increase in consulting fees, a $4.2 million increase in attorney fees, and a $1.8 million increase in severance pay due to a voluntary early retirement plan offered to certain of our employees.  Other items decreased $0.6 million, net.

Loss/Gain on Disposal of Assets, Net - The gain on asset dispositions for the six months ended June 30, 2019 was less than $0.1 million.  For the six months ended June 30, 2018, we recorded a loss on assets dispositions $0.7 million. See Note 10.

Equity in (Income) Loss of Unconsolidated Affiliate - Equity in the income of our unconsolidated affiliates attributable to our investment in a Ghanaian entity was $2.4 million for the six months ended June 30, 2019, comparted to less than $0.1 million for the six months ended June 30, 2018. The $2.4 million increase is primarily attributable to increased flight hours due to additional drilling activity in the region.  See Note 15.

Interest Expense - Interest expense was $12.1 million for the six months ended June 30, 2019 compared to $16.5 million for the six months ended June 30, 2018.  The $4.4 million decrease is due to a $7.7 million reduction in interest expense for our senior notes that matured March 15, 2019 (attributable to classifying all accrued and unpaid interest as liability subject to compromise) and a $2.7 million decrease in interest expense for our revolving credit facility that was refinanced September 28, 2018.  These reductions were offset by a $3.9 million increase in interest for our term loan from Thirty-Two, LLC, and a $1.8 million increase in interest for our Blue Torch Loan. Other items increased $0.3 million, net.

Reorganization Expenses.  As a result of filing the Chapter 11 Cases in mid-March 2019, we incurred net reorganization expenses of $28.1 million during the six months ended June 30, 2019, most of which related to the payment of professionals. We did not incur any such expenses during the six months ended June 30, 2018.

Other (Income) Loss - Other income, net was $0.3 million for the six months ended June 30, 2019 compared to other loss, net of $1.4 million for the same period in 2018.  Exchange losses decreased $1.5 million and losses on sales of investments decreased $0.6 million.  These increases to income were offset by a reduction in interest income of $0.4 million due to lower investment balances.

Income Tax benefit - Income tax benefit for the six months ended June 30, 2019 was $5.9 million compared to income tax benefit of $6.2 million for the six months ended June 30, 2019.  Our $5.9 million income tax benefit for the six months ended June 30, 2019 is attributable to our loss before income taxes of $73.2 million.  Our effective tax rate was 8.1% and 20.4% for the six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in the effective rate for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily the result of non-deductible professional fees associated with the Chapter 11 Cases.

Net Loss - Net loss for the six months ended June 30, 2019 was $67.3 million compared to net loss of $24.1 million for the six months ended June 30, 2018.  Loss before income taxes for the six months ended June 30, 2019 was $73.2 million compared to loss before income taxes of $30.3 million for the same period in 2018.  Loss per diluted share was $4.25 for the six months ended June 30, 2019 compared to loss per diluted share of $1.52 for the prior year six months.  The increase in loss before income taxes for the six months ended June 30, 2019 is primarily attributable to the reorganization items related to our restructuring efforts, an increase in our Oil & Gas segment loss and a decrease in our Air Medical segment profit, as discussed further below. We had 15.8 million weighted average diluted common shares outstanding for the six months ended June 30, 2019 and 2018, respectively.

Segment Discussion

Oil and Gas - Oil and Gas segment revenues were $175.0 million for the six months ended June 30, 2019, compared to $192.7 million for the six months ended June 30, 2018. Of this $17.7 million decrease, $11.0 million was attributable to a decrease in revenues derived from our Gulf of Mexico Business, and the remainder was attributable to a decrease in revenues from our international aircraft operations, primarily from decreases in our Australia, New Zealand, and Trinidad operations. Our Oil and Gas segment revenues are primarily driven by the amount of contracted aircraft flight hours and prevailing rates. Costs are primarily fixed based on the number of aircraft operated, with a variable portion that is driven by flight hours.

Oil and Gas segment flight hours were 33,779 for the current six months compared to 42,978 for the same six months in the prior year. Of this decrease of 9,199 flight hours, 7,060 were attributable to our Gulf of Mexico operations and 2,139 hours were attributable to our International operations due to lower utilization of all of our aircraft model types.

The number of aircraft available for use in the segment was 121 at June 30, 2019, compared to 125 at December 31, 2018.  We terminated a lease on one heavy aircraft and transferred two light and one medium aircraft to the Air Medical segment.

Direct expense in our Oil and Gas segment was $179.0 million for the six months ended June 30, 2019, compared to $191.0 million for the six months ended June 30, 2018, a decrease of $12.0 million. We experienced a decreased in spare parts and repairs expense of $4.3 million, a decrease in fuel expenses of $1.9 million, and a decrease in warranty cost of $1.5 million, all due to lower flight hours. Aircraft rent decreased $2.0 million due to a return of a heavy aircraft and a newly negotiated lease rate. Equity in income of our Ghanaian entity increased $2.4 million. Other items increased $0.2 million, net.

Selling, general and administrative segment expenses were $9.4 million for the six months ended June 30, 2019 and $9.3 million for the six months ended June 30, 2018.  KEIP and KERP expense increased $0.4 million (see Note 2 Bankruptcy), partially offset by a $0.2 million decrease in airfare.  Other items decreased $0.1 million, net.

Oil and Gas segment loss was $13.4 million for the six months ended June 30, 2019, compared to a loss of $7.6 million for the six months ended June 30, 2018.  The $5.8 million increase in segment loss is attributable to a $17.7 million decrease in segment revenues, partially offset by $11.9 reduction in expenses described above.

Air Medical - Air Medical segment revenues were $126.1 million for the six months ended June 30, 2019, compared to $124.1 million for the six months ended June 30, 2018. This increase of $2.0 million is attributable to a $1.5 million increase in independent provider program revenue and a $0.5 million increase in traditional provider program revenue.  Revenue from new bases that were not operating for part or all of the six months in the prior year increased $11.8 million, but was partially offset by revenue decreases of $9.8 million from existing and closed bases. We experienced an increase in medicare and self-pay transports, compared to the same period in the prior year.  Patient transports were 10,206 for the six months ended June 30, 2019, compared to 9,324 for the same period in the prior year.

The number of aircraft available for use in the segment was 111 at June 30, 2019 compared to 108 at December 31, 2018. The three aircraft additions were transfers between segments.

Direct expense in our Air Medical segment was $116.4 million for the six months ended June 30, 2019, compared to $110.6 million for the six months ended June 30, 2018, an increase of $5.8 million. Employee compensation costs increased $5.0 million and contract medical labor increased $3.0 million, both due to newly opened bases. These increases were partially offset by a decrease of $1.9 million in aircraft maintenance costs.  Other items decreased $0.3 million, net.

Selling, general and administrative segment expenses were $7.4 million for the six months ended June 30, 2019 and $6.4 million for the six months ended June 30, 2018. The increase is due in part to the compensation expense under our KEIP and KERP (See Note 2 – Bankruptcy Filing).

Air Medical segment profit was $2.3 million for the six months ended June 30, 2019, compared to a segment profit of $7.1 million for the six months ended June 30, 2018. The $4.8 million decrease in profit is primarily attributable to the increased expenses described above.

Technical Services - Technical Services segment revenues were $15.9 million for the six months ended June 30, 2019, compared to $12.8 million for the six months ended June 30, 2018.  The $3.1 million increase in revenue is due primarily to an increase in revenue from our (i) Helipass operations, (ii) parts sales and (iii) new government contract that began in 2018. Direct expenses increased $2.9 million compared to the prior year six month period, principally due to the increase expenses in our new government contract.  Technical Services segment profit was $3.1 million for the six months ended June 30, 2019, compared to segment profit of $2.4 million for the six months ended June 30, 2018.

For additional information on our segments, see Note 14.

Liquidity and Capital Resources

General

Our ongoing liquidity requirements arise primarily from the purchase or leasing of aircraft, the maintenance and refurbishment of aircraft, the opening of new aircraft bases, the expansion or improvement of facilities, the acquisition of equipment and inventory, and other working capital needs, as well as the costs associated with our Chapter 11 Cases during their pendency.  Our principal sources of liquidity historically have been net cash provided by our operations, and borrowings under revolving credit or term loan facilities or periodic senior note offerings. We have also periodically funded certain of our aircraft acquisitions through sale-leaseback transactions.

Historical Cash and Cash Flow Information

Cash and Short-Term Investments - Our cash position was $21.9 million at June 30, 2019, compared to $50.9 million at December 31, 2018. Short-term investments were $76.1 million at June 30, 2019, compared to $14.2 million at December 31, 2018. We also had $19.7 million and $19.8 million in restricted investments at June 30, 2019 and December 31, 2018, respectively, securing outstanding letters of credit.

Operating Activities - Net cash used in operating activities was $23.7 million for the six months ended June 30, 2019, compared to net cash provided of $5.4 million for the same period in 2018, a decrease of $29.1 million.  An increase in net loss adjusted for the non-cash items accounted for a $48.0 million decrease in cash flow from operations.  This was offset by an $18.9 increase in cash provided by changes in our operating assets and liabilities, primarily due to outstanding reorganization payables.

Investing Activities - Net cash used in investing activities was $69.2 million for the three months ended June 30, 2019, compared to cash used in investing activities of $13.0 million for the same period in 2018.  Net purchases of short-term investments used $61.9 million of cash during the six months ended June 30, 2019, compared to $3.9 million provided by net sales in the comparable prior year period. Capital expenditures were $9.0 million for the six months ended June 30, 2019, compared to $18.1 million for the same period in 2018. Gross proceeds from asset dispositions were $1.2 million during the six months of 2019, compared to proceeds of $1.5 million for the same period in 2018.

Financing Activities - Financing activities during the six months ended June 30, 2019 included proceeds from our new term loan (See Note 6) of $70.0 million and payments of debt issuance costs of $5.7 million. Financing activities during the six months ended June 30, 2018 included net borrowings of $4.7 million on our revolving credit facility, and less than $0.1 million used to repurchase shares of our non-voting common stock to satisfy withholding tax obligations of our employees.

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

Blue Torch Loan.  We borrowed $70.0 million from Blue Torch Finance, LLC shortly before the commencement of the Chapter 11 Cases (the “Blue Torch Loan”). For more information about the Blue Torch Loan, see Note 6.

Related Party Term Loan - We owe $130.0 million under a term loan provided by the financing affiliate of our current CEO and controlling shareholder (the “Related Party Loan”). On September 28, 2018, we applied the proceeds from the Related Party Loan principally to repay approximately $122.7 million of principal and accrued interest under our senior secured revolving credit facility. Obligations under the term loan are guaranteed by two of our principal subsidiaries, and the Company’s obligation under the term loan and the guarantors’ obligations under their guaranty agreement are secured by inventory and accounts receivable located in the United States, as well as certain spare parts. For additional information, see (i) Note 6 and (ii) our current reports on Form 8-K filed with the SEC on September 28, 2018 and March 15, 2019.

Other - At June 30, 2019, we had $19.7 million of outstanding letters of credit secured by a like amount of restricted cash. Approximately $12.1 million of these letters of credit were issued under a letter of credit facility, with the remainder represented by a free-standing letter of credit issued by our former revolving credit lender. For additional information, see Note 6.

For additional information on our debt obligations and letters of credit, see Note 6.

Impact of Bankruptcy

Impact of Filing Chapter 11 Cases - The commencement of the Chapter 11 Cases constituted an event of default that accelerated the obligations under our Senior Notes and Related Party Loan. The related instruments and agreements provide that as a result of the commencement of the Chapter 11 Cases, the financial obligation thereunder, including any principal amount, together with accrued interest thereon, will be immediately due and payable. Any efforts to enforce payment of such financial obligations under such instruments and agreements were automatically stayed as result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement of such financial obligations are subject to the applicable provisions of the Bankruptcy Code.

Impact of Implementing our Plan - As noted in Notes 2 and 6, we propose under the Plan to enter into the Exit Term Loan on the Emergence Date principally to refinance and discharge in full our obligations under the Blue Torch Loan and Related Party

Loan, subject to satifying all conditions to obtaining the Exit Term Loan and implementing our Plan. Our Plan further contemplates that our current unsecured creditors will, subject to various exceptions and limitations, receive equity in our newly-reorganized parent company issuer, which would result in lower post-emergence consolidated debt balances for us compared to our consolidated debt balances prior to the Chapter 11 Cases. See Notes 2 and 6. We are considering seeking an asset-backed revolving credit facility after the Emergence Date to provide us with greater financial flexibility. However, no definitive decision has been made to take this action, and no assurances can be provided that any such efforts would be successful.

Contractual Obligations

General - The table below sets out our contractual obligations as of  June 30, 2019, related to our aircraft and other operating lease obligations, related party term loan, and 5.25% Senior Notes that matured March 15, 2019.  The amounts set forth below reflect our obligations recorded on our Condensed Consolidated Balance Sheet as of June 30, 2019 and do not reflect the impact of the Chapter 11 Cases.  Each contractual obligation included in the table contains various terms, conditions, and covenants that, if violated, accelerate the payment of that obligation under certain specified circumstances.

		Payment Due by Year
	Total	2019	2020	2021	2022	2023	Beyond 2023
		Thousands of dollars
Aircraft lease obligations	$112,624	$10,835	$22,555	$24,488	$25,987	$19,213	$9,546
Other lease obligations	33,079	3,102	4,916	4,454	3,327	1,866	15,414
Debt (1)	700,000	500,000	130,000	—	—	70,000	—
Senior notes interest (1)	13,125	13,125	—	—	—	—	—
Thirty-Two, LLC Interest (2)	2,500	2,500	—	—	—	—	—
	$861,328	$529,562	$157,471	$28,942	$29,314	$91,079	$24,960

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

(2)	Interest reflects the amount due per the mediation settlement agreement.

The table above reflects only contractual obligations as of June 30, 2019 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, including those described in the next paragraph, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make, (v) open purchase orders and (vi) other long-term liabilities, such as accruals for litigation or taxes, that are not contractual in nature.

Operating Lease Commitments - At June 30, 2019, we leased 17 of our 236 aircraft (or 7%) under 17 separate aircraft lease agreements with 13 lessors. As of June 30, 2019, we had options to purchase aircraft under these leases becoming exercisable in 2019 and 2020.  The aggregate option purchase prices are $64.8 million in 2019 and $22.7 million in 2020.  Under current conditions, we believe it is unlikely that we will exercise these purchase options arising over the next year, unless opportunistic conditions arise.  As noted above, we are currently renegotiating several of our aircraft leases in connection with the Chapter 11 Cases.

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

Our new term loan with Blue Torch, LLC. is subject to changes in short-term interest rates due the variable component of LIBOR.  Based on the principal amount weighted average loan balance of our variable-rate debt during the three months ended June 30, 2019, a 10% increase (0.2403%) in interest rates would have reduced our annual pre-tax earnings approximately $0.2 million, but would not have changed the fair market value of this debt.

Our $500.0 million principal amount of 5.25% Senior Notes that matured on March 15, 2019 accrued interest at a fixed rate of 5.25% and therefore changes in market interest rates do not affect our interest payment obligations on the notes.  The fair market value of our 5.25% Senior Notes will vary as changes occur to general market interest rates, and our creditworthiness.  At June 30, 2019, the market value of the notes was approximately $245.0 million, based on quoted market prices. See Note 4.

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

We may not be able to consummate our Plan of Reorganization.

As noted elsewhere herein, on August 2, 2019, the Bankruptcy Court entered a confirmation order confirming the Debtors’ Third Amended Joint Plan of Reorganization filed with the Bankruptcy Court on June 18, 2019, as thereafter supplemented (collectively the “Plan”). The Plan contemplates a series of restructuring transactions, including without limitation borrowing additional funds principally to refinance existing debt, issuing additional equity securities, implementing a new holding company structure, settling bankruptcy claims in the manner contemplated under the Plan and making various regulatory filings in connection therewith. We expect to complete all these transactions and filings and to fully implement the Plan effective as of the end of August 2019, at which time we would emerge from Chapter 11. However, implementation of the Plan, as well as several of its component transactions, are subject to various conditions that must either be met or duly waived on or prior to such effective date, including those described in Note 2. It is also possible that the Plan could be amended or supplemented in accordance with the Bankruptcy Code prior to the Plan becoming effective. For these reasons, we can give you no assurance as to when, or ultimately if, the Plan (or any other plan or reorganization) will become effective.  As such, there is raise substantial doubt about our ability to continue as a going concern.

Even if our Plan of Reorganization is consummated, we may not be able to achieve our stated goals.

Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to be impacted by the adverse publicity associated with filing the Chapter 11 Cases. We cannot accurately predict or quantify the ultimate impact that our bankruptcy proceedings will ultimately have on our business, ability to attract future work and capital, ability to attract and retain key employees, financial condition, results of operations, and prospects. Moreover, after any successful emergence from bankruptcy, we will continue to face a number of risks, including a deterioration in commodity prices, overcapacity of helicopters, adverse weather conditions, changes in demand for our services, increased expenses, increased competition, or other changes in our markets or industry. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

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

Assuming we successfully emerge from bankruptcy, our post-emergence reported financial results may not be comparable to our historical reported results.

Assuming we successfully emerge from bankruptcy as anticipated, we have determined that we will be required to adopt fresh start accounting, which will require us to record at fair value our assets and liabilities as of the fresh start reporting date. In connection with this change, we currently plan to change our accounting principles relating to the depreciation of our aircraft and inventory valuation.  Accordingly, as previously reported, we expect that our financial condition and results of operations following our anticipated emergence from bankruptcy will not be comparable to the financial condition and results of operations reflected in our historical financial statements. The lack of comparable historical financial information could adversely impact the marketability of our securities.

Our actual financial results after emergence from our Chapter 11 Cases may not be comparable to our projections filed with the Bankruptcy Court in the course of our Chapter 11 Cases.

We filed with the Bankruptcy Court and the SEC projected financial information to demonstrate to the Bankruptcy Court the feasibility of our Plan and our ability to continue operations following our emergence from the Chapter 11 Cases. Those projections (and similar projections furnished to individuals during the Chapter 11 Cases in connection with their proposed investment in us) were prepared solely for the purpose of the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. For all of these reasons, investors should view our publicly-filed projections as speculative and should not rely on these projections.

The amount of publicly-available information concerning us may decrease substantially following our anticipated emergence from bankruptcy.

We expect to have fewer than 300 stockholders of record upon emergence from bankruptcy, and therefore will be eligible to terminate the registration of our common stock under the Exchange Act. Although no definitive decision has been made as to whether or when to take such action, we are currently contemplating filing documentation with the SEC after the Emergence Date that would voluntarily deregister our securities under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. If we do so, our obligations to file periodic reports would be suspended or terminated. Although we could thereafter voluntarily elect to provide information to our security holders, we would not be legally obligated to do so. To the extent these actions limit the amount of publicly-available information concerning us and our securities, our ability to raise additional funds, the ability of our security holders to sell their securities, and the liquidity and trading prices of our securities could all be negatively impacted.

We expect to be subject to a different capital and governance structure following our anticipated emergence from bankruptcy.

Currently, all of our outstanding voting and non-voting common stock is issued by PHI, Inc., a Louisiana corporation. If the Plan is implemented on the terms contemplated on the date of this filing, a newly-organized Delaware corporation will issue a single class of common stock and two separate classes of warrants. As in the past, the organizational documents governing our equity securities will continue to include restrictions on the ability of non-U.S. citizens to exceed certain restrictions on their aggregate voting powers. These restrictions could limit the trading liquidity of our securities.

We expect to continue to be subject to the risk that future legislation or regulation could negatively impact our Air Medical operations.

As discussed in detail in our prior reports, in recent years legislators, regulators and consumer interest groups have focused on billing practices used in the air medical industry and have either implemented or proposed changes that have or could reduce the payments received by our Air Medical segment from federal reimbursement programs such as Medicare and Medicaid. Legislation currently pending in the U.S. Senate seeks to change how air ambulances bill for their services. Although we cannot predict at this point the ultimate impact of this or similar legislation, it is possible that these legislative initiatives could adversely impact our business.

We expect to continue to be subject to the risk of failing to comply with the covenants in our future financing arrangements.

If our Plan is implemented as anticipated, we expect to continue at emergence from bankruptcy to be subject to financing arrangements containing negative covenants that may materially restrict our operations. Similarly, we expect that our future financing arrangements will likely contain similar covenants. Our ability to meet certain of these covenants can be affected by events beyond our control, and we cannot assure you that we will meet them in the future. Any such failure to meet such covenants would constitute an event of default, which could potentially result in additional defaults or the acceleration of payment obligations under cross-default or cross-acceleration provisions in other of our agreements. We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by these restrictive covenants. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities.

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

10.1

Third Amended Joint Plan of Reorganization of the Debtors filed with the Bankruptcy Court on June 18, 2019 (incorporated herein by reference to Exhibit 2.1 to PHI’s current report on Form 8-K, filed August 6, 2019).

10.2

Disclosure Statement of the Debtors for the Third Amended Joint Plan of Reorganization filed with the Bankruptcy Court (incorporated herein by reference to Exhibit 99.1 to PHI’s current report on Form 8-K, filed August 6, 2019).

10.3

Equity Commitment Agreement dated as of July 11, 2019 among the Debtors and the Commitment Parties thereto (incorporated herein by reference to Exhibit 10.1 to PHI’s current report on Form 8-K filed July 17, 2019).

10.4	Form of Term Loan Credit Agreement (incorporated herein by reference to Exhibit 10.1 to PHI’s current report on Form 8-K filed July 24, 2019).

10.5	Confirmation Order of the Bankruptcy Court issued on August 2, 2019 (incorporated herein by reference to Exhibit 99.2 to PHI’s current report on Form 8-K filed August 6, 2019).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Al A. Gonsoulin, Chairman and Chief Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Trudy P. McConnaughhay, Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHI, Inc.

August 9, 2019	By:	/s/ Al A. Gonsoulin
Al A. Gonsoulin
Chairman and Chief Executive Officer

August 9, 2019	By:	/s/ Trudy P. McConnaughhay
Trudy P. McConnaughhay
Chief Financial Officer